Form 10-K
period 2006-12-31
SPRINT NEXTEL CORP
filed 2007-03-01
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-04721

SPRINT NEXTEL CORPORATION
(Exact name of registrant as specified in its charter)

Kansas	48-0457967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Edmund Halley Drive, Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)

Registrant’s telephone number, including area code:
(703) 433-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Series 1, $2.00 par value, and Rights	New York Stock Exchange
Guarantees of Sprint Capital Corporation 6.875% Notes due 2028	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2006 was $59,636,113,799.

COMMON SHARES OUTSTANDING AT FEBRUARY 21, 2007:

VOTING COMMON STOCK
Series 1	2,822,686,527
Series 2	79,831,333

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of Registrant’s fiscal year ended December 31, 2006, are incorporated by reference in Part III hereof.

See pages 27 and 28 for “Executive Officers of the Registrant”

SPRINT NEXTEL CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K

Part I

Item 1.  Business

Overview

The Corporation

Sprint Nextel Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company, with its operations primarily conducted by its subsidiaries. Unless the context otherwise requires, references to “Sprint Nextel,” “we,” “us” and “our” mean Sprint Nextel Corporation and its subsidiaries. On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our Local segment prior to the spin-off. The results of Embarq for periods before the spin-off are presented as discontinued operations and we have recast information for our Wireless and Long Distance segments for the periods presented. For information regarding our segments, see note 14 of the Notes to Consolidated Financial Statements at the end of this annual report on Form 10-K. On August 12, 2005, a subsidiary of our company merged with Nextel Communications, Inc. and, as a result, we acquired Nextel.

We are a global communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government customers. We have organized our operations to meet the needs of our targeted customer groups through focused communications solutions that can incorporate the capabilities of our wireless and wireline services to meet their specific needs. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone.

We offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, in part through commercial affiliation arrangements between us and third-party affiliates, each referred to as a PCS Affiliate. We, together with the four remaining PCS Affiliates and resellers of our wholesale wireless services, served about 53.1 million wireless subscribers at the end of 2006.

We, together with the PCS Affiliates, provide wireless code division multiple access, or CDMA, based personal communications services, or PCS, under the Sprint® brand name. The PCS Affiliates offer digital wireless service mainly in and around smaller U.S. metropolitan areas on wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. We also offer numerous sophisticated data messaging, imaging, entertainment and location-based applications, marketed as Power VisionSM, that utilize high-speed evolution data optimized, or EV-DO, technology.

We also offer digital wireless services under our Nextel® and Boost Mobile® brands using integrated Digital Enhanced Network, or iDEN®, technology. Both brands feature our industry-leading walkie-talkie services, which give subscribers the ability to communicate instantly, as well as a variety of digital wireless mobile telephone and wireless data transmission services.

We are one of the nation’s largest providers of long distance services and one of the largest carriers of Internet traffic. We operate an all-digital long distance and Tier 1, Internet Protocol, or IP, network, over which we provide a broad suite of wireline communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols such as multi-protocol label switching, or MPLS, technologies, IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. We also provide switching and back office services to cable companies, which enable them to provide local and long distance telephone service over their cable facilities.

Our Series 1 voting common stock trades on the New York Stock Exchange, or NYSE, under the symbol “S.”

Local Communications Business Spin-off

On May 17, 2006, we completed the spin-off of Embarq.  In the spin-off, we distributed pro rata to our shareholders one share of Embarq common stock for every 20 shares of our voting and non-voting common stock, or about 149 million shares of Embarq common stock. Cash was paid for fractional shares. The distribution of Embarq common stock is considered a tax free transaction for us and for our shareholders, except for cash payments made in lieu of fractional shares which are generally taxable.

In connection with the spin-off, Embarq transferred to our parent company $2.1 billion in cash and about $4.5 billion of Embarq senior notes in partial consideration for, and as a condition to, our transfer to Embarq of the local communications business. Embarq also retained about $665 million in debt obligations of its subsidiaries. Our parent company transferred the cash and senior notes to our finance subsidiary, Sprint Capital Corporation, in satisfaction of indebtedness owed by our parent company to Sprint Capital. On May 19, 2006, Sprint Capital sold the Embarq senior notes to the public, and received about $4.4 billion in net proceeds.

In connection with the spin-off, we entered into a separation and distribution agreement and related agreements with Embarq, which provide that generally each party will be responsible for its respective assets, liabilities and businesses following the spin-off and that we and Embarq will provide each other with certain transition services relating to our respective businesses for specified periods at cost-based prices. We also entered into agreements pursuant to which we and Embarq will provide each other with specified services at commercial rates. Further, the agreements provide for a settlement process surrounding the transfer of certain assets and liabilities. It is possible that adjustments will occur in future periods as these matters are settled.

Business Combinations

On August 12, 2005, a subsidiary of ours merged with Nextel and, as a result, we acquired Nextel. The aggregate consideration paid for the merger was about $37.8 billion, which consisted of $969 million in cash and 1.452 billion shares of Sprint Nextel voting and non-voting common stock, or $0.84629198 in cash and 1.26750218 shares of Sprint Nextel stock in exchange for each then-outstanding share of Nextel stock.

We merged with Nextel to secure a number of potential strategic and financial benefits. These benefits include those arising from the combination of our networks, spectrum assets and diverse customer bases and services, the size and scale of the combined company and the opportunity to focus on the fastest growing areas of the communications industry. We also believe that the merger provides significant opportunities to achieve operating efficiencies by realizing revenue, operating cost and capital spending synergies.

We have begun to realize cost savings as a result of the merger and, over a number of years, expect to continue to realize significant cost savings and other synergies associated with the merger. However, we believe that our operating results for at least the next several quarters will be impacted negatively by costs that will be incurred to achieve these benefits and other synergies. Such costs generally are not expected to be recurring in nature, and include costs associated with integrating back office systems, severance costs associated with the termination of the employment of certain employees, and lease and other contract termination costs. The ability to achieve these cost savings and other synergies, and the timing in which the benefits can be realized, will depend in large part on the ability to integrate our networks, business operations, back-office functions and other support systems and infrastructure.

In 2005 and 2006, we acquired six entities, each of which had been a PCS Affiliate until the time of its acquisition:

•	US Unwired, Inc., which, at the time of acquisition, provided wireless service to more than 500,000 direct subscribers in nine Southeast region states;

•	Gulf Coast Wireless Limited Partnership, which, at the time of acquisition, provided wireless service to more than 95,000 direct subscribers in southern Louisiana and Mississippi;

•	IWO Holdings, Inc., which, at the time of acquisition, provided wireless service to more than 240,000 direct subscribers in five Northeast region states;

•	Enterprise Communications Partnership, which, at the time of acquisition, provided wireless service to more than 50,000 direct subscribers in Alabama and Georgia;

•	Alamosa Holdings, Inc., which, at the time of acquisition, provided wireless service to more than 1.5 million direct subscribers in 19 states; and

•	UbiquiTel Inc., which, at the time of acquisition, provided wireless service to more than 450,000 direct subscribers in nine states.

Also, in 2006 we acquired:

•	Nextel Partners, Inc., which at the time of acquisition, provided Nextel-branded wireless service to more than 2.0 million subscribers in certain mid-sized and tertiary U.S. markets; and

•	Velocita Wireless Holding Corporation, which owns and operates a nationwide digital packet-switched wireless data network and holds licenses to use wireless spectrum in the 900 megahertz, or MHz, band.

The acquisitions of the PCS Affiliates and Nextel Partners gave us more control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage. We believe that the acquisitions also will facilitate the integration relating to the Sprint-Nextel merger by allowing us to provide consistent service offerings and customer experiences across a wider geographic area. We acquired Velocita Wireless primarily to increase our holdings of licenses in the 900 MHz spectrum band.

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

We also provide public access to our Code of Ethics, entitled the Sprint Nextel Code of Conduct, our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Human Capital and Compensation Committee, the Executive Committee, the Finance Committee, and the Nominating and Corporate Governance Committee. The Code of Conduct, corporate governance guidelines and committee charters may be viewed free of charge on our website at the following address: www.sprint.com/governance. You may obtain copies of any of these documents free of charge by writing to: Sprint Nextel Investor Relations, 2001 Edmund Halley Drive, Reston, Virginia 20191. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, we will post a notice of such action on our website at the following address: www.sprint.com/governance. Only the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report. We also filed with the NYSE in 2006 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Sprint Nextel of the NYSE corporate governance listing standards.

Our Business Segments

Wireless

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technologies.

Strategy

Our strategy for the Wireless segment is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. To enable us to offer innovative applications and services, we are deploying high-speed EV-DO technology across our CDMA network. The services supported by this technology, marketed as Power Vision, give our subscribers with EV-DO-capable devices access to the Internet and numerous sophisticated high-speed data messaging, imaging, entertainment and location-based applications. Currently, EV-DO technology covers nearly 209 million people and serves customers in over 219 communities with populations of at least 100,000. We also have begun to incorporate the next version of EV-DO technology into our network, with plans for coverage across the majority of the footprint of our CDMA network by the end of 2007. This version of EV-DO, known as EV-DO Rev. A, is designed to support a variety of IP and video and high performance walkie-talkie applications for our CDMA network.

In recent periods, we have experienced declines in the number of new subscribers for our wireless services and increases in our rate of subscriber churn. Customer satisfaction and churn have been adversely impacted by capacity constraints on our iDEN network as a result of a number of factors, including the addition to the network in recent years of many high-call-volume subscribers, limited effectiveness of the 6:1 voice coder upgrade in the iDEN technology that was designed to increase network capacity, and the impact of the reconfiguration process under the Report and Order. In certain of our most capacity constrained markets, we have had to take actions to limit the acquisition of new subscribers of Nextel and Boost Mobile branded services. Also, churn of subscribers of our CDMA services remains high relative to our competitors, in large part due to credit-related deactivations. In 2006, we reorganized our sales and distribution and customer management operations to improve customer satisfaction, adopted a regional sales, service, and distribution structure to streamline operations, increase productivity and move decision-making closer to the customer, and tightened our credit policies for new subscribers of both CDMA and iDEN services. In 2007, we:

•	are adding cell sites to improve network performance and expand the coverage and capacity of our networks;

•	are increasing media expenditures to improve brand awareness;

•	have enhanced incentives to improve third-party sales distribution and accelerate growth, and are implementing customer retention programs that focus on our high-value customers;

•	are adjusting our credit policies on a market-by-market basis in an effort to optimize the balance between new subscribers who are of a prime and sub-prime quality;

•	are improving our handset portfolio across both our CDMA and iDEN network platforms;

•	are helping to relieve capacity constraints on the iDEN network and to offer subscribers of our iDEN services all of the benefits of our applications on our CDMA network and our walkie-talkie applications, by offering a new line of combined CDMA-iDEN devices, marketed as PowerSourceTM, that feature voice and data applications over our CDMA network and walkie-talkie applications over our iDEN network, and we are expecting to introduce PowerSource devices that also feature our Power Vision data applications over our CDMA network; and

•	expect to substantially complete the integration of a number of other systems, including human resources, general ledger, sales commissions and billing. We believe that integration of these systems onto single platforms will create efficiencies in the way we do business, and, in the case of our billing system, will increase functionality for our customer care representatives and produce more reliable information, which should enhance the customer experience.

In the future, we plan to utilize QUALCOMM Incorporated’s QChat®technology, which is designed to provide high performance walkie-talkie services on our CDMA network, and we are designing interfaces to provide for interoperability of walkie-talkie services on our CDMA and iDEN networks.

We also plan to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the Worldwide Inter-Operability for Microwave Access, or WiMAX, standard. We are designing this network to support a wide range of high-speed IP-based wireless services. Our initial plans contemplate deploying the new network in larger metropolitan areas with a goal of launching the related service offerings in some of those markets beginning in 2008.

  Products and Services

We offer a wide array of wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. Our wireless mobile voice communications services include basic local and long distance wireless voice services, as well as voicemail, call waiting, three way calling, caller identification, directory assistance, call forwarding, speakerphone and voice-activated dialing features. Through a variety of roaming arrangements, we provide roaming services to areas in numerous countries outside the United States, including areas of Asia, New Zealand, Canada, Central and South America and most major Caribbean islands.

Our data communications services include:

•	wireless imaging, including the ability to shoot and send digital still pictures and video clips from a wireless handset;

•	wireless data communications, including Internet access and messaging and email services;

•	on our CDMA network, wireless entertainment, including the ability to view live television; listen to Sirius® satellite radio; download and listen to music from our Sprint Music Store, a music catalog with thousands of songs from virtually every music genre; and play games with full-color graphics and polyphonic sounds all from a wireless handset; and

•	location-based capabilities, including asset and fleet management, dispatch services and navigation tools.

We offer walkie-talkie services, which give subscribers with iDEN-based devices the ability to communicate instantly across the continental United States and to and from Hawaii. Also, through agreements with third parties, subscribers with iDEN devices can communicate instantly with our walkie-talkie feature to and from selected areas in Canada, Latin America and Mexico. Our walkie-talkie features offer subscribers instant communications in a variety of other ways, including push-to-email applications that allow a user to send a streaming voice message to an email recipient, and off-network walkie-talkie communications available on certain handsets. Our new line of combined CDMA-iDEN devices, marketed as PowerSource, feature voice services over our CDMA network and our walkie-talkie applications over our iDEN network, giving users the benefits of instant communications coupled with high quality voice services. We expect to introduce PowerSource devices that feature our Power Vision data applications over our CDMA network, giving these users access to numerous sophisticated data applications.

Our services are provided using a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We generally sell these devices at prices below our cost in response to competition, to attract new customers and as retention inducements for existing customers.

We sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to consumers, and we sell handsets and accessories to agents and other third-party distributors for resale.

We offer wholesale services on our CDMA network to resellers, commonly known as mobile virtual network operators, or MVNOs. MVNOs purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of acquisition, billing and customer service. We currently provide wholesale services, through multi-year, wholesale agreements, to a number of MVNOs, including Embarq, Movida Communications, Inc., Helio Inc., Qwest Communications International, Inc., The Walt Disney Company and Virgin Mobile USA. Virgin Mobile USA offers prepaid wireless service targeted to the youth and prepaid markets and is a joint venture between us and Virgin Group.

We provide wireless services that are marketed and sold by several cable multiple systems operators, or MSOs, in four markets. We entered into an agreement with several cable MSOs to jointly develop converged services designed to combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service, to the participating cable MSO’s customers. During 2007, we expect to develop new products and services and introduce service in additional markets.

We offer customized design, development, implementation and support services for wireless services provided to large companies and government agencies.

Sales, Marketing and Customer Care

We focus the marketing and sales of wireless services on targeted groups of customers: individual consumers, businesses and government customers. We offer a variety of pricing options and plans, including plans designed specifically for business customers, individuals and families. We use a variety of sales channels to attract new subscribers of wireless services, including:

•	direct sales representatives whose efforts are focused on marketing and selling CDMA- and iDEN-based wireless services primarily to mid-sized to large businesses and government agencies that value our industry and technical expertise and extensive product and service portfolio, as well as our ability to develop custom communications capabilities that meet the specific needs of these larger customers;

•	retail outlets that focus on sales to the consumer market, including Sprint Nextel retail stores owned and operated by us, as well as third-party retailers such as Radio Shack, Best Buy, Target and Wal-Mart;

•	indirect sales agents that primarily consist of local and national non-affiliated dealers and independent contractors that market and sell services to small businesses and the consumer market, and are generally paid through commissions; and

•	customer-convenient channels, including web sales and telesales.

We market our post-paid services under the Sprint and Nextel brands. We offer these services on a contract basis typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to directly target the youth and prepaid wireless service markets.

Although we market our services using traditional print and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships. We are the title sponsor of the NASCAR NEXTEL Cup Seriestm, the premier national championship series of the National Association for Stock Car Auto Racing, or NASCAR®. We are NASCAR’s official telecommunications sponsor, which entitles us to a variety of branding, advertising, merchandising and technology-related opportunities, many of which are exclusive with NASCAR, its drivers and teams, and the racetrack facilities. We also are the official telecommunications service provider of the National Football League, or NFL, and the provider of exclusive and original NFL-related content as part of our Sprint-branded wireless service. The goal of these initiatives, together with our other marketing initiatives, which include affiliations with most major sports leagues, is to increase brand awareness in our targeted customer base and expand the use of our customer-convenient distribution channels: web sales, telesales and retail stores.

Our customer management organization works to improve our customer’s experience, with the goal of retaining subscribers of our wireless services. Call centers, some of which are operated by us and some of which are operated by independent contractors, receive and respond to inquiries from customers. Our goal is to improve the quality of our customer care. We have implemented initiatives that are designed to improve call center processes and procedures, including those related to customer satisfaction ratings with respect to customer care and first call resolution. In 2007, we expect to convert the majority of our post-paid subscriber base to a unified billing platform, which we believe will increase functionality for our customer care representatives and produce more reliable information, which should enhance the customer experience.

Wireless Network Technologies

CDMA Network

We provide our Sprint-branded and wholesale wireless services over our CDMA network, an all-digital wireless network with spectrum licenses that allow us to provide service in all 50 states, Puerto Rico and the U.S. Virgin Islands. The CDMA network uses a single frequency band and a digital spread-spectrum wireless technology that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format.

We, together with the four remaining PCS Affiliates, operate CDMA networks in over 300 metropolitan markets, including 297 of the 300 largest U.S. metropolitan areas, where more than 262 million people live or work. We provide nationwide service through a combination of:

•	operating our own digital network in both major and smaller U.S. metropolitan areas and rural connecting routes using CDMA technology;

•	affiliations under commercial arrangements with the PCS Affiliates;

•	roaming on other providers’ analog cellular networks using multi-mode and multi-band handsets; and

•	roaming on other providers’ digital networks that use CDMA.

Under the terms of the commercial arrangements with the PCS Affiliates, our wireless services are offered under the Sprint brand on CDMA networks built and operated at the expense of the PCS Affiliates. In most instances, the PCS Affiliates use spectrum licensed to, and controlled by, us. The PCS Affiliates operate mainly in and around smaller U.S. metropolitan areas.

CDMA subscribers can use their phones through roaming agreements in countries other than the United States, including areas of Asia, New Zealand, Canada, Central and South America and most major Caribbean islands. Our digital quad band devices can utilize global system for mobile communications, or GSM, technology, the network technology utilized by many wireless providers throughout Europe and other parts of the world, which enables subscribers to roam in numerous countries outside the U.S., including countries in Europe.

We are deploying the high-speed EV-DO technology across our CDMA network. EV-DO increases average mobile-device data speeds up to 10 times faster when compared to the prior generation technology. In addition, this technology delivers applications and services available only on EV-DO-capable handsets and laptops equipped with EV-DO-capable Sprint PCS Connection Cardstm. The services supported by this technology, marketed as Power Vision, give consumer and business customers access to numerous sophisticated applications using EV-DO-capable devices, including mobile desktop, data messaging, imaging, entertainment and location-based applications. Currently, EV-DO technology covers nearly 209 million people and serves customers in over 219 communities with populations of at least 100,000, and we plan to have coverage across the majority of the footprint of our CDMA network by the end of 2007. EV-DO data roaming is available in selected markets in Canada and Mexico.

We also have begun to incorporate EV-DO Rev. A, the next version of EV-DO technology, into our network, with plans for coverage across the majority of the footprint of our CDMA network by the end of 2007.

EV-DO Rev. A is designed to support a variety of IP and video and high performance walkie-talkie applications for our CDMA network.

The cell site equipment used in the CDMA network often resides on communications towers. In May 2005, we closed a transaction whereby we provided Global Signal Inc. with the exclusive rights to lease or operate about 6,500 of our communication towers for a negotiated lease term that is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful re-negotiation of the underlying ground leases at the end of their current lease terms. We have committed to sublease space from Global Signal on about 6,400 of these towers for a minimum of ten years. We have built additional sites to enhance and expand the coverage of our CDMA network. The acquisition of Nextel has given us access to cell site communications towers erected for use in connection with the Nextel iDEN network, which in many cases enables us to co-locate CDMA cell site equipment on these towers, instead of requiring us to erect new towers or co-locate the equipment on towers owned by third parties, which we expect will reduce our costs. Similarly, we are able to co-locate iDEN cell site equipment on the CDMA communications towers. We also deploy in-building systems and outdoor distributed antenna systems where cell site solutions are not feasible.

     iDEN Network

We provide our Nextel-branded post-paid and Boost Mobile-branded prepaid wireless services over our iDEN network. Our iDEN network is an all-digital packet data network based on iDEN wireless technology provided by Motorola, Inc. We are the only national wireless service provider in the United States that utilizes iDEN technology, and, generally, the iDEN handsets that we currently offer are not enabled to roam onto wireless networks that do not utilize iDEN technology. We operate iDEN networks in over 300 metropolitan markets, including 293 of the top 300 U.S. markets, where about 274 million people live or work.

We have roaming or interoperability agreements with iDEN-based wireless service providers that operate in selected areas of Canada, Latin America and Mexico, which gives subscribers of iDEN-based services the ability to utilize our walkie-talkie services to communicate to and from these markets. With an i930 or i920 iDEN handset, subscribers are able to roam in numerous countries outside the U.S., including countries in Europe. These handsets utilize GSM technology. In addition, any iDEN subscriber can remove the subscriber identity module card found in each iDEN handset and place it in a Motorola handset that utilizes GSM technology when traveling outside of the U.S.

Although the iDEN technology offers a number of advantages over other technology platforms, including the ability to offer our walkie-talkie features, unlike other wireless technologies, it is a proprietary technology that relies principally on our and Motorola’s efforts for further research, and product development and innovation. We rely on Motorola to provide us with technology improvements designed to expand our iDEN-based wireless services, including improvements designed to increase voice capacity and improve our iDEN-based services. Motorola provides substantially all of the iDEN infrastructure equipment used in our iDEN network, and substantially all iDEN handset devices. We have agreements with Motorola that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our network. Motorola also provides integration services in connection with the deployment of iDEN network elements. We have also agreed to warranty and maintenance programs and specified indemnity arrangements with Motorola. Motorola is, and is expected to continue to be, our sole source supplier of iDEN infrastructure and iDEN handsets, except primarily for BlackBerry® devices, which are manufactured by Research In Motion. Further, our ability to timely and efficiently implement the Report and Order of the Federal Communications Commission, or FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band, is dependent, in part, on Motorola. See “Item 1A. — Risk Factors — If Motorola is unable or unwilling to provide us with equipment and handsets in support of our Nextel branded services, as well as anticipated handset and infrastructure improvements for those services, our operations will be adversely affected.”

Competition

We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T (formerly known as Cingular Wireless), Verizon Wireless and T-Mobile. AT&T and Verizon also offer competitively-priced wireless services packaged with local and long distance voice and high-speed Internet services. We also compete with regional providers of mobile wireless services, such as Alltel Corporation. Our Boost Mobile-branded prepaid service competes with a number of regional carriers, including Metro PCS Communications, Inc. and Leap Wireless International, Inc., which offer competitively-priced calling plans that include unlimited local calling. Competition will increase to the extent that new firms enter the market as additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum, including wireless fidelity, or WiFi. The continued addition of MVNOs also contributes to increased competition.

Pricing competition has led to declining average voice revenue per subscriber as we and our competitors have offered more competitive service pricing plans, including lower priced plans, plans that allow users to add additional units to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related customers, or a combination of these features.

In addition to pricing, we believe that our targeted customers are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently. We believe we compete based on our differentiated service offerings and products, including our Power Vision applications and push-to-talk walkie-talkie feature. Several of our competitors offer high-speed data, imaging, entertainment and location-based services and walkie-talkie-type features that are designed to compete with our differentiated products and services. Other competitors have announced plans to introduce similar services. If our competitors are able to provide applications and features that are comparable to ours, any competitive advantage from the differentiation of our services from those of our competitors would be reduced. To the extent that the competitive environment requires us to decrease prices or increase service and product offerings, our revenue could decline or our costs could increase. Competition in pricing and service and product offerings also may adversely impact customer retention. See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

Strategy

In an effort to maintain market share in an environment where many long distance communications services, primarily stand-alone voice services, are being marketed and sold as low-cost commodities, our Long Distance segment focuses on expanding its presence in the data communications markets by utilizing our principal strategic assets: our high-capacity national fiber-optic network, our Tier 1 IP network, our base of business customers, our established national brand and offerings available from our Wireless segment. We continue to assess the portfolio of services provided by our Long Distance segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP services, we are converting many of our existing customers from ATM and frame relay to more advanced IP technologies, in part to support our effort to move to one platform, which will reduce our network cost structure. We also are taking advantage of the growth in voice services provided by cable MSOs, as consumers increase their use of cable MSOs as alternatives to local and long distance voice communications providers, by providing large cable MSOs with local and long distance voice communications service, which they offer as part of their bundled service offerings.

  Products and Services

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services, including domestic and international data communications using various protocols such as MPLS technologies, as well as IP, ATM, frame relay and managed network services and voice services. We also provide services to cable MSOs that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end user customers. Although we continue to provide voice services to residential consumers, we no longer actively market those services. Our Long Distance segment markets and sells its services primarily through direct sales representatives. We also provide voice and data services to our Wireless segment.

Competition

Our Long Distance segment competes with AT&T, Verizon Communications, Qwest Communications, Level 3 Communications, Inc., other major local incumbent operating companies, cable operators and other telecommunications providers in all segments of the long distance communications market. Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers are competing in the residential and small business markets by offering bundled packages of both local and long distance services. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See “Item 1A. — Risk Factors — We face intense competition that may reduce our market share and harm our financial performance.”

Legislative and Regulatory Developments

Overview

Communications services are subject to regulation at the federal level by the FCC and in certain states by public utilities commissions, or PUCs. The Communications Act of 1934, or Communications Act, preempts states from regulating the rates of commercial mobile radio service, or CMRS, providers, such as with respect to our Wireless segment, as well as various licensing and technical requirements imposed by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses. CMRS providers are subject to state regulation of other terms and conditions of service. Our Long Distance segment also is subject to limited federal and state regulation.

The following is a summary of the regulatory environment in which we operate and does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. See “Item 1A. Risk Factors — Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.” Regulation in the communications industry is subject to change, which could adversely affect us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

Regulation and Wireless Operations

The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by CMRS providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, although the FCC’s rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the 800 MHz band, 900 MHz band, 1.9 GHz PCS band, and 2.1 and 2.5 GHz Broadband Radio Service, or BRS, and Educational Broadband Service, or EBS, bands, and license renewals;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our iDEN and CDMA networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to customer information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest.

We hold several kinds of licenses to deploy our services: 1.9 GHz PCS licenses utilized in our CDMA network, and 800 MHz and 900 MHz licenses utilized in our iDEN network. We also hold 2.1 GHz BRS licenses, 2.5 GHz BRS licenses, and we lease use of 2.5 GHz BRS and EBS licenses held by others, for our first generation fixed wireless Internet access service. We also hold and lease 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations, but which we intend to use in the future consistent with customer demand and our obligations as a licensee.

1.9 GHz PCS License Conditions

All PCS licenses are granted for ten-year terms. For purposes of issuing PCS licenses, the FCC utilizes major trading areas, or MTAs, and basic trading areas, or BTAs, with several BTAs making up each MTA. Each license is subject to buildout requirements, and the FCC may revoke a license after a hearing if the buildout or other applicable requirements have not been met. We have met these requirements in all of our MTA and BTA markets.

If applicable buildout conditions are met, these licenses may be renewed for additional ten-year terms. Renewal applications are not subject to auctions. If a renewal application is challenged, the FCC grants a preference commonly referred to as a license renewal expectancy to the applicant if the applicant can demonstrate that it has provided “substantial service” during the past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The licenses for the 10 MHz of spectrum in the 1.9 GHz band that we received as part of the FCC’s Report and Order, described below, have ten-year terms and are not subject to specific buildout conditions, but are subject to renewal requirements that are similar to those for our PCS licenses.

800 MHz and 900 MHz License Conditions

We hold licenses for channels in the 800 MHz and 900 MHz bands that are used to deploy our iDEN services. Because spectrum in these bands originally was licensed in small groups of channels, we hold thousands of these licenses, which together allow us to provide coverage across much of the continental United States. Our 800 MHz and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. To date, we have met all of these construction requirements applicable to these licenses, except in the case of licenses that are not material to our business. Our 800 MHz and 900 MHz licenses have ten-year terms, at the end of which each license is subject to renewal requirements that are similar to those for our 1.9 GHz licenses.

BRS-EBS License Conditions

We hold and lease FCC BRS and EBS licenses.  We currently use a portion of this spectrum to provide fixed wireless Internet access services to homes and small businesses using “first generation” line-of-sight technology. This service operates across the country in 14 markets with approximately 16,500 subscribers. We operate our network and a third party provides customer care.

In 2004, the FCC ordered that the 2496-2690 MHz band, or the 2.5 GHz band, which is the spectrum for our EBS and BRS licenses, be reconfigured into upper and lower-band segments for low-power operations, and a mid-band segment for high-power operations. Transition to the new band plan has begun. We and other parties are transitioning the 2.5 GHz band to its new configuration market-by-market in a process that may require several years to complete nationally. As of early January 2007, we had served pre-transition data requests to licensees in 115 BTAs, filed initiation plans with the FCC for 57 BTAs and filed notices of completion for transitions in 19 BTAs. When the transition is complete, we believe that the 2.5 GHz band will be more suitable for our WiMAX next generation broadband wireless network. We intend to provide fourth generation Wireless Interactive Multimedia Services, or WIMS, and other services, such as fixed point-to-point communications, using this spectrum.

The FCC affirmed its prohibition of commercial ownership on approximately 62% of the total 2.5 GHz spectrum band, which is held primarily by educational institutions; however, these institutions are authorized to lease up to 95% of their licensed spectrum to commercial operators, such as us, subject to certain restrictions. In addition, the FCC adopted a band plan that requires the relocation of licensed BRS operations from the 2150-2162 MHz band, or the 2.1 GHz band, into the 2.5 GHz band. The FCC adopted rules that require new licensees in the 2.1 GHz band to provide incumbent licensees with “comparable facilities,” which will permit incumbents to continue to offer fixed data services to current and future subscribers if they choose to do so.

All BRS-EBS licenses are subject to renewal. In January 2007, the FCC Wireless Telecommunications Bureau reinstated more than 50 expired EBS licenses and additional requests for reinstatement of expired EBS licenses remain pending at the FCC. We have and will continue to challenge the validity of these requested or adopted reinstatements, but there can be no assurance that our challenges will be successful. The reinstatement of an expired license may affect our wireless broadband deployment plans in a market in which the reinstated license interferes with one or more of our 2.5 GHz holdings or otherwise requires alteration of our deployment plans.

The FCC conditioned its approval of the Sprint-Nextel merger on two deployment milestones in the 2.5 GHz spectrum band. Within four years following the August 8, 2005 effective date of the merger order, we must offer service using the 2.5 GHz band to a population of no less than 15 million people. This deployment must include areas within a minimum of nine of the nation’s most populous 100 BTAs and at least one BTA less populous than the nation’s 200th most populous BTA. In these ten BTAs, the deployment must cover at least one-third of each BTA’s population. In addition, within six years from the effective date of the merger order, we must offer service using the 2.5 GHz band to at least 15 million more people in areas within a minimum of nine additional BTAs in the 100 most populous BTAs, and at least one additional BTA less populous than the nation’s 200th most populous BTA. In these additional ten BTAs, the deployment must also cover at least one-third of each BTA’s population.

800 MHz Band Spectrum Reconfiguration

In recent years, the operations of a number of public safety communications systems in the 800 MHz block of spectrum have experienced interference that is believed to be a result of the operations of CMRS providers operating on adjacent frequencies in the same geographic area.

In 2001, Nextel filed a proposal with the FCC that would result in a more efficient use of spectrum through the reconfiguration of spectrum licenses and spectrum allocations in the 700, 800 and 900 MHz bands and, thereby, resolve many of these interference problems. In 2004, following a rulemaking to consider proposals to solve the public safety interference issue, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. In February 2005, Nextel accepted the Report and Order, which was necessary before the order became effective, because the Report and Order required Nextel to undertake a number of obligations and accept modifications to its FCC licenses. We assumed these obligations when we merged with Nextel in August 2005.

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

The reconfiguration process is to be completed by geographic region and involves reaching agreement and coordinating numerous processes with the incumbent licensees in that region, as well as vendors and contractors that will be performing much of the reconfiguration. We are permitted to continue to use the spectrum in the 800 MHz band that was surrendered under the Report and Order during the reconfiguration process; however, as part of the reconfiguration process in most regions, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum, which has contributed to the capacity constraints experienced on our iDEN network, particularly in some of our more capacity constrained markets, and has impacted the performance of our iDEN network in the affected markets.

We believe we have substantially met the first progress milestone established by the Report and Order by retuning all incumbent licensees on the first 120 800 MHz channels in at least 26 FCC-defined regions, and by initiating retuning negotiations with all licensees on the last 120 800 MHz channels in those 26 regions, within an 18-month period which began on June 27, 2005. The Report and Order required us to complete these actions in at least 20 of 55 FCC-defined regions within the 18-month period. We have reported our progress to the FCC.

The Report and Order requires us to complete the 800 MHz band reconfiguration within a 36-month period, ending in June 2008, subject to certain exceptions particularly with respect to markets that border Mexico and Canada, and to complete the 1.9 GHz band reconfiguration within a 31.5-month period, ending in September 2007. If, as a result of events within our control, we fail to complete our reconfiguration responsibilities within the designated time periods for either the 800 MHz or 1.9 GHz reconfigurations, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe, based on our experiences to date, that neither the 800 MHz reconfiguration nor the 1.9 GHz reconfiguration will be completed within the applicable FCC designated time periods due primarily to circumstances largely outside of our control. We do not believe at this time that the impact from this delay will be material to our results of operations or financial condition, although there can be no assurances. Recognizing the current limitations in the reconfiguration process, both Sprint Nextel and the public safety community jointly filed a letter with the FCC on February 15, 2007, requesting that the FCC direct the independent Transition Administrator, or TA, through working closely with the affected parties, to develop a schedule and benchmarks for completing the second phase of the 800 MHz reconfiguration. See

Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements.”

The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum positions in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that, for purposes of calculating that payment amount, the value of the 1.9 GHz spectrum is about $4.9 billion and the aggregate value of the 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2.1 billion, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures of about $2.8 billion by us under the Report and Order. The FCC has designated an independent Transition Administrator to monitor, facilitate and review our expenditures for 800 MHz band reconfiguration. A precise methodology for evaluating and confirming our internal network costs has not yet been established by the TA. Because the TA may not agree that all of the costs we submit as external and internal costs are appropriate or are subject to credit, we may incur certain costs as part of the reconfiguration process for which we will not receive credit against the potential payment to the U.S. Treasury.

We are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As of December 31, 2006, we estimate that we had incurred about $721 million of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, we have not requested any reductions as of December 31, 2006.

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. If so, we will be required to pay the difference to the U.S. Treasury, as described above. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury.

New Spectrum Opportunities and Spectrum Auctions

We are a non-voting, minority shareholder in a consortium called SpectrumCo LLC, which was recently awarded numerous advanced wireless services, or AWS, licenses in the 1.7 GHz / 2.1 GHz bands. AWS licensees such as SpectrumCo have no FCC build-out or active spectrum management requirements until they are required to demonstrate “substantial service” at the end of their fifteen-year license terms. Separately, several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of commercial wireless services, which may allow new competitors to enter the wireless market. For instance, federal law requires the FCC to commence auction of sixty megahertz in the 700 MHz spectrum band for commercial use no later than January 2008. We cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum that might be useful to wireless carriers, including us, in the future.

911 Services

Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911, or E911, services in a two-tiered manner. Phase I requires wireless carriers to transmit to a requesting public safety answering point, or PSAP, both (a) the 911 caller’s telephone number and (b) the location of the cell site from which the call is being made. Phase II requires the transmission of more accurate location information using latitude and longitude, and, with respect to our iDEN and CDMA network services, such information can be determined only if the caller is using a handset with global positioning satellite, or GPS, capability. Implementation of Phase I or Phase II E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and carrier.

We were unable to satisfy the FCC requirement that 95% of our iDEN subscriber base have Assisted-GPS capable handsets by December 31, 2005. The FCC recently denied our request for an extension of this deadline and has referred the matter to the FCC’s Enforcement Bureau for further action. Although we have asked the FCC to reconsider their decision, the FCC may impose fines, set new deadlines for compliance or seek to require us to take actions to encourage our customers to upgrade their handsets so we can fulfill the 95% requirement.

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules generally require CMRS licensees, such as us, to provide full and fair disclosure of all charges on their wireless bills, including brief, clear, and non-misleading plain language descriptions of the services provided. In response to a petition from the National Association of State Utility Consumer Advocates, the FCC found that state regulation of CMRS rates, including line items on consumer bills, is preempted by federal statute. This decision was overturned by the 11th Circuit Court of Appeals, however, and many states continue to attempt to impose various regulations on the billing practices of wireless carriers. The FCC is continuing to look at issues of consumer protection and the appropriate state and federal roles. If states gain such authority, or there are other changes in the Truth in Billing rules, our billing and customer service costs could increase.

Homeland Security

Homeland security issues are receiving attention at the FCC, from the states and in Congress. The FCC chairman has created a new FCC bureau devoted to this area. We expect that increased scrutiny of wireless carriers’ networks and several new initiatives could lead to new regulatory requirements regarding disaster preparedness, network reliability, and communications among first responders. In October 2006, Congress passed the Warning, Alert and Response Network Act, or WARN Act, which created a new voluntary wireless emergency alert program. As a result of the WARN Act, the FCC created the Commercial Mobile Service Alert Advisory Committee to recommend standards and protocols for delivery of emergency alerts to wireless customers. We are unable to predict the impact of these initiatives on our business.

Tower Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration. FCC rules subject certain cell site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including Native Americans. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities. The FCC is also considering changes to its rules regarding environmental protection as related to tower constructions, which, if adopted, could make it more difficult to deploy facilities. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct cell towers could be negatively impacted.

State and Local Regulation

While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, certain State PUCs and local governments regulate customer billing, termination of service arrangements, advertising, certification of operation, use of handsets when driving, service quality, sales practices, management of customer call records and protected information and many other areas. Also, some state attorneys general have become more active in enforcing state consumer protection laws against sales practices and services of wireless carriers. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC. We anticipate that these trends will continue. It will require us to devote legal and other resources to working with the states to respond to their concerns while minimizing, if not preventing, any new regulation and enforcement actions that could increase our costs of doing business.

Regulation and Wireline Operations

Competitive Local Service

The Telecommunications Act of 1996, or Telecom Act, the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required ILECs to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to unbundled network elements, or UNEs, and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide wholesale services to cable television companies that wish to compete in the local voice telephony market.

We provide cable companies with communications and back-office services to enable the cable companies to provide competitive local and long distance telephony services primarily in a voice over IP, or VoIP, format to their end-user customers. We are now providing these cable services in a number of states while working to gain regulatory approvals and obtain interconnection agreements to enter additional markets. Certain ILECs continue to take steps to impede our ability to provide services to the cable companies in an efficient manner. However, regulatory decisions in several states may speed our market entry in those states.

Voice over Internet Protocol

With the increasing availability of VoIP services, the FCC continues to consider the regulatory status of various forms of VoIP. In 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed and conventional telephone numbers are not used, is an unregulated “information service,” rather than a telecommunications service, and preempted state regulation of this service. The FCC also ruled that long distance offerings in which calls begin and end on the ordinary public switched telephone network, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering the services subject to all the regulatory obligations imposed on ordinary long distance services, including payment of access charges and contributions to the universal service funds or USF. In addition, the FCC preempted states from exercising entry and related economic regulation of interconnected VolP services that originate through the use of broadband connections and specialized customer premises equipment. However, this ruling did not address specifically whether this form of VoIP is an “information service” or a “telecommunications service,” or what regulatory obligations, such as intercarrier compensation, should apply. Nevertheless, the FCC requires interconnected VoIP providers to contribute to the federal USF. The FCC also requires interconnected VoIP providers to offer E911 emergency calling capabilities to their subscribers.

High-speed Internet Access Services

Following a June 2005 U.S. Supreme Court decision affirming the FCC’s classification of cable modem Internet access service as an “information service” and declining to impose mandatory common carrier regulation on cable providers, the FCC issued an order in September 2005 declaring the wireline high-speed Internet access services, which are provided by ILECs, are “information services” rather than “telecommunications services.” As a result, over time ILECs have been relieved of certain obligations regarding the provision of the underlying broadband transmission services. The FCC is considering similar deregulation of wireless high-speed Internet access services. Such deregulation could result in less regulation of some of our EV-DO and WiMAX products and services. Deregulation of broadband services has sparked a debate over

“net neutrality.” Proponents of “net neutrality” assert that operators of broadband transmission facilities should not be permitted to make distinctions among content providers for priority access to the underlying facilities. A net neutrality mandate could adversely affect the operation of our networks that utilize EV-DO and WiMAX technologies by constraining our ability to control the network and enter into innovative business arrangements with third-party content providers. Additionally, the FCC has a pending proceeding to consider whether all high-speed Internet access services, regardless of the technology used, are subject to various FCC consumer protection regulations. The imposition of any such obligations could result in significant costs to us.

Other Regulations

Access Charge Reform and Universal Service Requirements

Incumbent local exchange carriers, or ILECs, and other carriers impose access charges for the origination and termination of long distance calls upon wireless and long distance carriers, including our Wireless and Long Distance segments. Also, interconnected local carriers, including our Wireless segment, pay to each other reciprocal compensation fees for terminating interconnected local calls. In addition, ILECs impose special access charges for their provision of dedicated facilities to other carriers, including both our Long Distance and Wireless segments. These fees and charges are a significant cost for our Wireless and Long Distance segments. There are ongoing proceedings at the FCC related to access charges and special access rates, which could impact our costs for these services.

Communications carriers also pay fees into and receive revenues from the USF, established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. The USF is funded from assessments on communications providers, including our Wireless and Long Distance segments, who must make contributions into the fund. Our contributions to the federal USF are based on separate FCC-prescribed percentages of our interstate and international end-user revenues from telecommunications services for our Wireless and Long Distance segments. The FCC is considering changing the interstate revenue-based assessment with an assessment based on telephone numbers or connections to the public network, which could impact the amount of our assessments. As permitted, we assess customers for these USF charges. The FCC is considering changing the way it distributes federal USF support to carriers. In particular, FCC or state actions could make it more difficult for our Wireless segment, which currently receives support in 24 states as an Eligible Telecommunications Carrier, or ETC, to qualify for and to receive support. Further restrictions on our ETC status at the federal and state levels could result in the rescission of our ETC status.

CALEA Requirements

The Communications Assistance for Law Enforcement Act, or CALEA, requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, with which we are required to be compliant by May 2007.

Privacy-Related Regulations

We comply with FCC-mandated rules that limit how carriers may use customer proprietary network information, or CPNI, for marketing purposes, and specify what carriers must do to safeguard CPNI held by third parties. It has recently been reported that the call detail records of both wireline and wireless telephone customers are available from certain Internet-based vendors. Congress has enacted, and state legislatures are considering, legislation to criminalize the sale of call detail records and to further restrict the manner in which carriers make such information available. The FCC is investigating these practices and is examining whether existing regulations with respect to CPNI require revision or expansion, which could result in additional costs to us, including administrative or operational burdens on our customer care, sales, marketing and IT systems.

Environmental Compliance

Our environmental compliance and remediation obligations relate primarily to the operation of standby power generators, batteries and fuel storage for our telecommunications equipment. These obligations require compliance with storage and related standards, obtaining of permits and occasional remediation. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that any such expenditures will have a material adverse effect on our financial condition or results of operations.

We have identified seven former manufactured gas plant sites in Nebraska, not currently owned or operated by us, that may have been owned or operated by entities acquired by Centel Corporation, formerly a subsidiary of ours and now a subsidiary of Embarq. We and Embarq have agreed to share the environmental liabilities arising from these former manufactured gas plant sites. Three of the sites are part of ongoing settlement negotiations and administrative consent orders with the Environmental Protection Agency, or EPA. Two of the sites have had initial site assessments conducted by the Nebraska Department of Environmental Quality, or NDEQ, but no regulatory actions have followed. The two remaining sites have had no regulatory action by the EPA or the NDEQ. Centel has entered into agreements with other potentially responsible parties to share costs in connection with five of the seven sites. We are working to assess the scope and nature of these sites and our potential responsibility, which is not expected to be material.

Patents, Trademarks and Licenses

We own numerous patents, patent applications, service marks and trademarks in the United States and other countries. We have a program to file applications for trademarks, service marks and patents where we believe this protection is appropriate. “Sprint,” “Power Vision,” “Sprint PCS,” “Nextel” and “Boost Mobile” are among our trademarks. Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others. In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to the business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms generally ranging from one to 19 years.

We occasionally license our intellectual property to others, including licenses to others to use the trademarks “Sprint” and “Nextel.”

We have received claims in the past, and may in the future receive claims, that we, or third parties from whom we license intellectual property, have infringed on the intellectual property of others. These claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services, or the third parties from whom we license intellectual property could be forced to pay significant damages, which could increase the cost of these products and services or force the third parties to stop providing certain products or services to us. We also could enter into licenses with unfavorable terms, including royalty payments, which could adversely affect our business.

Employee Relations

As of December 31, 2006, we had about 64,600 employees, representing a reduction of about 15,000 employees since December 31, 2005, due primarily to the spin-off of Embarq.

In connection with the ongoing merger and integration cost rationalization projects, which began in the second half of 2005, we continue to align our internal resources to achieve synergies from the Sprint-Nextel merger and the acquisitions of the PCS Affiliates and Nextel Partners. In January 2007, we announced that we would be reducing our workforce. We expect to complete the majority of the reductions in the first quarter 2007.

Management

For information concerning our executive officers, see “Executive Officers of the Registrant” in this document.

Information as to Business Segments

For information regarding our business segments, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also refer to note 14 of the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Item 1A.  Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

Risks Related to the Sprint-Nextel Merger and the Spin-off of Embarq

We may not be able to successfully integrate the businesses of Nextel, the acquired PCS Affiliates or Nextel Partners with ours and realize the anticipated benefits of the merger and acquisitions.

We continue to devote significant management attention and resources to integrating the Nextel wireless network and other wireless technologies with ours, as well as the business practices, operations and support functions of the two companies. The challenges we are facing and/or may face in the future in connection with these integration efforts include the following:

•	integrating our CDMA and iDEN wireless networks, which operate on different technology platforms and use different spectrum bands, and developing wireless devices and other products and services that operate seamlessly on both technology platforms;

•	developing and deploying next generation wireless technologies;

•	combining and simplifying diverse product and service offerings, subscriber plans and sales and marketing approaches;

•	preserving subscriber, supplier and other important relationships;

•	consolidating and integrating duplicative facilities and operations, including back-office systems; and

•	addressing differences in business cultures, preserving employee morale and retaining key employees, while maintaining focus on providing consistent, high quality customer service and meeting our operational and financial goals.

The process of integrating Nextel’s operations with ours has caused, and may in the future cause, interruptions of, or loss of momentum in, our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations has had, and could continue to have, an adverse effect on our business, financial condition or results of operations. We may also incur additional and unforeseen expenses in connection with the integration efforts. There can be no assurance that the expense savings and synergies that we anticipate from the merger will be realized fully or within our expected timeframe.

During 2005 and 2006, we also acquired six PCS Affiliates and Nextel Partners. The process of integrating the business practices, operations and support functions of these companies involves challenges similar to those identified above and could add to those challenges by placing a greater strain on our management and employees.

We are subject to exclusivity provisions and other restrictions under our arrangements with the remaining independent PCS Affiliates. Continued compliance with those restrictions may limit our ability to achieve synergies and fully integrate the operations of Nextel and Nextel Partners in the geographic areas served by those PCS Affiliates, and we could incur significant costs to resolve issues related to the merger under these arrangements.

The arrangements with the four independent PCS Affiliates restrict our and their ability to own, operate, build or manage specified wireless communication networks or to sell certain wireless services within specified geographic areas. Two of these PCS Affiliates have litigation pending against us asserting that actions that we have taken or may take in the future in connection with our integration efforts are inconsistent with our obligations under our agreements with them, particularly with respect to the restrictions noted above. Continued compliance with those restrictions may limit our ability to achieve synergies and fully integrate the operations of Nextel and Nextel Partners in the areas served by those PCS Affiliates. We could incur significant costs to resolve these issues.

We are subject to restrictions on acquisitions involving our stock and other stock issuances and possibly other corporate opportunities in order to enable the spin-off of Embarq to qualify for tax-free treatment.

The spin-off of Embarq cannot qualify for tax-free treatment if 50% or more (by vote or value) of our stock, or the stock of Embarq, is acquired or issued as part of a plan, or series of related transactions, that includes the spin-off. Because the Sprint-Nextel merger generally is treated as involving the acquisition of 49.9% of our stock (and the stock of Embarq) for purposes of this analysis, we are subject to restrictions on certain acquisitions using our stock and other issuances of our stock in order to enable the spin-off to qualify for tax-free treatment. These restrictions apply to transactions occurring subsequent to the spin-off that are deemed to be part of a plan or series of transactions related to the Sprint-Nextel merger and the Embarq spin- off. Under applicable tax law, transactions occurring within two years of the spin-off are presumed to be pursuant to such a plan unless we can establish the contrary. At this time, it is not possible to determine how long these restrictions will apply, or whether they will have a material impact on us.

If the spin-off of Embarq does not qualify as a tax-free transaction, tax could be imposed on both our shareholders and us.

We received a private letter ruling from the Internal Revenue Service, or IRS, that the spin-off of Embarq qualifies for tax-free treatment under Code Sections 355 and 361. In addition, we obtained opinions of counsel from each of Cravath, Swaine & Moore LLP and Paul, Weiss, Rifkind, Wharton & Garrison LLP that the spin-off so qualifies. The IRS ruling and the opinions rely on certain representations, assumptions and undertakings, including those relating to the past and future conduct of Embarq’s and our business. The IRS private letter ruling does not address all the issues that are relevant to determining whether the distribution qualifies for tax-free treatment. The IRS could determine that the distribution should be treated as a taxable transaction if it determines that any of the representations, assumptions or undertakings that were included in the request for the private letter ruling are false or have been violated, or if it disagrees with the conclusions in the opinions that are not covered by the IRS private letter ruling. If the distribution fails to qualify for tax-free treatment, it will be treated as a taxable distribution to our shareholders in an amount equal to the fair market value of Embarq’s equity securities (i.e., Embarq’s common stock issued to our common shareholders) received by them. In addition, we would be required to recognize gain in an amount up to the fair market value of the Embarq equity securities that we distributed on the distribution date plus the fair market value of the senior notes of Embarq received by us.

Furthermore, subsequent events, some of which are not in our control, could cause us to recognize gain on the distribution. For example, even minimal acquisitions of our equity securities or Embarq’s equity securities that are deemed to be part of a plan or a series of related transactions that include the distribution and the Sprint-Nextel merger could cause us to recognize gain on the distribution.

Risks Related to our Business and Operations

We face intense competition that may reduce our market share and harm our financial performance.

Our operating segments face intense competition.  Our ability to compete effectively depends on, among other things, the factors discussed below.

If we are not able to attract and retain customers, our financial performance could be impaired.

Our ability to compete successfully for new customers and to retain our existing customers will depend on:

•	our marketing and sales and service delivery activities, and our credit and collection policies;

•	our ability to anticipate and develop new or enhanced products and services that are attractive to existing or potential customers; and

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors.

A key element in the economic success of communications carriers is the ability to retain customers as measured by the rate of subscriber churn. Our ability to retain customers and reduce our rate of churn is affected by a number of factors including, with respect to our wireless business, the actual or perceived quality and coverage of our network and the attractiveness of our service offerings. For example, peak usage in certain metropolitan markets is being impacted by capacity constraints of the iDEN network, which in turn adversely affects customer satisfaction and churn. Our ability to retain customers also is affected by competitive pricing pressures and the quality of our customer service. Our efforts to reduce churn may not be successful. A high rate of churn could impair our ability to increase the revenues of, or cause a deterioration in the operating margins of, our wireless operations or our operations as a whole.

As the wireless market matures, we must increasingly seek to attract customers from competitors and face increased credit risk from first time wireless subscribers.

We increasingly must attract a greater proportion of our new customers from our competitors’ existing customer bases rather than from first time purchasers of wireless services. The higher market penetration also means that customers purchasing wireless services for the first time, on average, have a lower credit rating than existing wireless users, which generally results in a higher rate of involuntary churn and increased bad debt expense.

  Competition and technological changes in the market for wireless services could negatively affect our average revenue per user, subscriber churn, our ability to attract new subscribers and operating costs, which would adversely affect our revenues, growth and profitability.

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

The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology and the deployment of unlicensed spectrum devices. This change causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. Rapid change in technology may lead to the development of wireless communications technologies or alternative services that are superior to our technologies or services or that consumers prefer over ours. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose customers to our competitors.

Mergers or other business combinations involving our competitors and new entrants, including MVNOs, beginning to offer wireless services may also continue to increase competition. These wireless operators may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by either of our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per user, subscriber churn, ability to attract new subscribers, and operating costs. For example, AT&T and Verizon now offer competitively-priced wireless services packaged with local and long distance voice and high-speed Internet services, and our Boost Mobile-branded prepaid service competes with a number of regional carriers, including Metro PCS and Leap Wireless, which offer competitively-priced calling plans that include unlimited local calling.

One of the primary differentiating features of our Nextel-branded service is the two-way walkie-talkie service available on our iDEN network. A number of wireless equipment vendors, including Motorola, which supplies equipment for our Nextel-branded service, have begun to offer wireless equipment that is capable of providing walkie-talkie services that are designed to compete with our walkie-talkie services. Several of our competitors have introduced handsets that are capable of providing walkie-talkie services. If these competitors’ services are perceived to be or become, or if any such services introduced in the future are, comparable to our Nextel-branded walkie-talkie services, a key competitive advantage of our Nextel service would be reduced, which in turn could adversely affect our business.

  Failure to improve wireless subscriber service and failure to continue to enhance the quality and features of our wireless networks and meet capacity requirements of our subscriber growth could impair our financial performance and adversely affect our results of operations.

We must continually make investments and incur costs in order to improve our wireless subscriber service and remain competitive. In connection with our continuing enhancement of the quality of our wireless networks and related services, we must:

•	maintain and expand the capacity and coverage of our networks;

•	secure sufficient transmitter and receiver sites and obtain zoning and construction approvals or permits at appropriate locations;

•	obtain adequate quantities of system infrastructure equipment and handsets, and related accessories to meet subscriber demand; and

•	obtain additional spectrum in some or all of our markets, if and when necessary.

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

Our Long Distance segment competes with AT&T, Verizon, Qwest Communications, Level 3 Communications, and cable operators, as well as a host of smaller competitors, in the provision of wireline services. Some of these companies have built high-capacity, IP-based fiber-optic networks capable of supporting large amounts of voice and data traffic. These companies claim certain cost structure advantages which, among other factors, may allow them to maintain profitability while offering services at a price below that which we can offer profitably. Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. AT&T and Verizon, as a result of their acquisitions, continue to be our two largest competitors in the domestic long distance communications market. We and other long distance carriers depend heavily on local access facilities obtained from ILECs to serve our long distance customers, and payments to ILECs for these facilities are a significant cost of service for our Long Distance segment. The long distance operations of AT&T and Verizon have cost and operational advantages with respect to these access facilities because those carriers serve significant geographic areas, including many large urban areas, as the incumbent local carrier.

  Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry. In addition, the technology we use may place us at a competitive disadvantage.

We develop, test and deploy various new technologies and support systems intended to enhance our competitiveness by both supporting new services and features and reducing the costs associated with providing those services. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications in a timely manner. We may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our customers or may not be profitable, in which case we could not recover our investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services. Any resulting customer dissatisfaction could affect our ability to retain customers and have an adverse effect on our results of operations and growth prospects.

Our wireless networks provide services utilizing CDMA and iDEN technologies. Wireless subscribers served by these two technologies represent a smaller portion of global wireless subscribers than the subscribers served by wireless networks that utilize GSM technology. As a result, our costs with respect to both CDMA and iDEN network equipment and handsets may continue to be higher than the comparable costs incurred by our competitors who use GSM technology, which places us at a competitive disadvantage.

  The blurring of the traditional dividing lines between long distance, local, wireless, video and Internet services contribute to increased competition.

The traditional dividing lines between long distance, local, wireless, video and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services.

We expect competition to intensify across all of our business segments as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.

If we are unable to meet our future capital needs relating to investment in our networks and other obligations, it may be necessary for us to curtail, delay or abandon our business growth plans. If we incur significant additional indebtedness to fund our plans, it could cause a decline in our credit rating and could increase our borrowing costs or limit our ability to raise additional capital.

We likely will require additional capital to make the capital expenditures necessary to implement our business plans and support future growth of our wireless business and satisfy our debt service requirements. In addition, we may incur additional debt in the future for a variety of reasons, including future acquisitions. We may not be able to arrange additional financing to fund our requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our credit rating, financial performance, general economic conditions and prevailing market conditions. Some of these factors are beyond our control. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit rating could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access capital.

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

Some of our products and services use intellectual property that we own. We also purchase products from suppliers, including handset device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. Such claims and assertions also could subject us to costly litigation and significant liabilities for damages or royalty payments, or require us to cease certain activities or to cease selling certain products and services.

If Motorola is unable or unwilling to provide us with equipment and handsets in support of our iDEN based services, as well as anticipated handset and infrastructure improvements for those services, our operations will be adversely affected.

Motorola is our sole source for most of the equipment that supports the iDEN network and for all of the handsets we offer under the Nextel brand except primarily for BlackBerry devices. Although our handset supply agreement with Motorola is structured to provide competitively priced handsets, the cost of iDEN handsets is generally higher than handsets that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer handsets at prices that are attractive to potential customers. In addition, the higher cost of iDEN handsets requires us to absorb a larger part of the cost of offering handsets to new and existing customers. These increased costs and handset subsidy expenses may reduce our growth and profitability. Also, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we plan to offer to subscribers of services on our iDEN network, including a dual-mode handset. A decision by Motorola to discontinue manufacturing, supporting or enhancing our iDEN-based infrastructure and handsets would have a material adverse effect on us. In addition, because iDEN technology is not as widely adopted and has fewer subscribers than other wireless technologies and because we expect that over time more of our customers will utilize service offered on our CDMA network, it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and handsets. Further, our ability to timely and efficiently implement the spectrum reconfiguration plan in connection with the FCC’s Report and Order is dependent, in part, on Motorola.

The reconfiguration process contemplated by the FCC’s Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.

In order to accomplish the reconfiguration of the 800 MHz spectrum band that is contemplated by the Report and Order, in most cases we will need to cease our use of a portion of the 800 MHz spectrum on our iDEN network in a particular market before we are able to commence use of replacement 800 MHz spectrum in that market. To mitigate the temporary loss of the use of this spectrum, in many markets we will need to construct additional transmitter and receiver sites or acquire additional spectrum in the 800 MHz or 900 MHz bands. This spectrum may not be available to us on acceptable terms. In markets where we are unable to construct additional sites or acquire additional spectrum as needed, the decrease in capacity may adversely affect the performance of our iDEN network, require us to curtail subscriber additions in those markets until the capacity limitation can be corrected, or a combination of the two. Degradation in network performance in any market could result in higher subscriber churn in that market, the effect of which could be exacerbated if we are forced to curtail subscriber additions in that market. A resulting loss of a significant number of subscribers could adversely affect our results of operations. We believe that the reconfiguration process has contributed adversely to the capacity and performance of our iDEN network, particularly in some of our more capacity constrained markets. In addition, the Report and Order gives the FCC the authority to suspend our use of the 1.9 GHz spectrum that we received under the Report and Order if we do not comply with our obligations under the Report and Order.

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

Various states are considering regulations over terms and conditions of service, including such things as certain billing practices and consumer-related issues, that may not be preempted by federal law. If imposed, these regulations could increase the costs of our wireless operations.

The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that our licenses will be renewed. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.

The FCC has initiated a number of proceedings to evaluate its rules and policies regarding spectrum licensing and usage. It is considering new “harmful interference” concepts that might permit unlicensed users to “share” licensed spectrum. These new uses could adversely impact our utilization of our licensed spectrum, and our operational costs.

CMRS providers must implement E911 capabilities in accordance with FCC rules. We were unable to satisfy the requirement that 95% of our iDEN subscriber base have Assisted-GPS capable handsets by December 31, 2005. The matter has been referred to the FCC’s Enforcement Bureau for further action, which could result in fines, new deadlines for compliance or further actions by us to encourage our customers to upgrade their handsets so we can fulfill the 95% requirement.

Depending upon their outcome, the FCC’s proceedings regarding regulation of special access rates could affect the rates paid by our Long Distance and Wireless segments for special access services in the future. Similarly, depending on their outcome, the FCC’s proceedings on the regulatory classification of VoIP services could affect the intercarrier compensation rates and the level of USF contributions paid by us.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

We currently lease our corporate headquarters offices in Reston, Virginia. These facilities total about 801,000 square feet and the related operating leases have initial terms expiring in 2009, 2010 and 2014. Such facilities have renewal options, which we may, or may not, exercise. Our operational headquarters campus is located in Overland Park, Kansas and consists of about 4 million square feet.

Our gross property, plant and equipment at December 31, 2006 totaled $42.4 billion, distributed among the business segments as follows:

2006
(in billions)
Wireless	$37.0
Long Distance	3.3
Other	2.1

Total	$42.4

Properties utilized by our Wireless segment consist of base transceiver stations, switching equipment and towers, as well as leased and owned general office facilities and retail stores. We lease space for base station towers and switch sites for our wireless network. At December 31, 2006, we had 61,000 cell sites on air.

In May 2005, we closed a transaction with Global Signal under which Global Signal has exclusive rights to lease or operate about 6,500 communication towers owned by us for a negotiated lease term which is the greater of the remaining terms of the underlying ground leases or up to 32 years, assuming successful re-negotiation of the underlying ground leases at the end of their current lease terms. We have committed to sublease space on about 6,400 of the towers from Global Signal. We will maintain ownership of the towers and will continue to reflect the towers on our consolidated balance sheet.

Properties utilized by our Long Distance segment generally consist of land, buildings, switching equipment, digital fiber-optic network and other transport facilities. We have been granted easements, rights-of-way and rights-of-occupancy by railroads and other private landowners for our fiber-optic network.

As of December 31, 2006, about $621 million of outstanding debt, comprised of certain secured notes, capital lease obligations and mortgages, is secured by $1.9 billion of gross property, plant and equipment, and other assets.

Additional information regarding our commitments related to operating leases can be found in note 13 of the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Item 3.  Legal Proceedings

In March 2004, eight purported class action lawsuits relating to the recombination of our tracking stocks were filed against us and our directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In December 2006, the court denied defendants’ motions to dismiss the complaint and for summary judgment, and granted a motion to certify the class. In February 2007, the court upon reconsideration dismissed a count of the complaint related to intracompany allocations, which requires dismissal of the complaint against three of our former directors and reconsideration of the class definition. The court has asked the parties for further briefing on the class certification issue and the plaintiffs’ request for a jury trial. Trial is scheduled for September 2007. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously.

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

A number of putative class action cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class has been certified. In 2002, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties now are proceeding with litigation and/or settlement negotiations on a state by state basis. In 2001, we accrued an expense reflecting the estimated settlement costs of these suits.

Various other suits, proceedings and claims, including purported class actions, typical for a large business enterprise are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter 2006.

Executive Officers of the Registrant

The following people are serving as our executive officers as of February 28, 2007. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Office	Name	Age
Chairman, Chief Executive Officer and President	Gary D. Forsee(1)	56
Chief Financial Officer	Paul N. Saleh(2)	50
General Counsel	Leonard J. Kennedy(3)	55
Chief Information Officer	Richard LeFave(4)	55
Chief Network Officer	Kathryn A. Walker(5)	47
Chief Technology Officer	Barry West(6)	61
President — Sales & Distribution	Mark Angelino(7)	50
President — Customer Management	Timothy E. Kelly(8)	48
Senior Vice President & Controller	William G. Arendt(9)	49
Senior Vice President & Treasurer	Richard S. Lindahl(10)	43

(1)	Mr. Forsee has been our Chief Executive Officer and one of our directors since March 2003. He was appointed President in August 2005, and was appointed Chairman in December 2006. He had been our

Chairman from May 2003 until August 2005. He served as Vice Chairman—Domestic Operations of BellSouth Corporation from January 2002 to March 2003, and President of BellSouth International from 2001 to 2002, during which time he also served as Chairman of Cingular Wireless from 2001 to January 2002.

(2)	Mr. Saleh was appointed Chief Financial Officer at the time of the Sprint-Nextel merger in August 2005. He served as Executive Vice President and Chief Financial Officer of Nextel from September 2001 to August 2005.

(3)	Mr. Kennedy was appointed General Counsel at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President and General Counsel of Nextel from January 2001 to August 2005.

(4)	Mr. LeFave was appointed Chief Information Officer at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President, Chief Information Officer of Nextel from February 1999 to August 2005.

(5)	Ms. Walker was appointed Chief Network Officer at the time of the Sprint-Nextel merger in August 2005. She served as our Executive Vice President-Network Services from October 2003 to August 2005. She served as Senior Vice President-Network Operations of the Long Distance segment from 2002 to October 2003. She served as a Vice President in the Long Distance segment from 1998 to 2002.

(6)	Mr. West was appointed Chief Technology Officer at the time of the Sprint-Nextel merger in August 2005. He was appointed President, 4G Mobile Broadband Operations effective August 2006. He served as Executive Vice President and Chief Technology Officer of Nextel from March 1996 until August 2005.

(7)	Mr. Angelino was appointed President — Sales & Distribution in December 2006. He served as President, Business Solutions from the time of the Sprint-Nextel merger in August 2005 until December 2006. He served as Senior Vice President at Nextel from September 2001 until August 2005.

(8)	Mr. Kelly was appointed President — Customer Management in December 2006. He served as President, Consumer Solutions from the time of the Sprint-Nextel merger in August 2005 until December 2006. He served as our President-Sprint Consumer Solutions from October 2004 until August 2005. He served as Senior Vice President—Consumer Solutions Marketing from October 2003 until October 2004. He served as President—Sprint Business from 2002 to October 2003, President—Mass Markets in 2002 and President—National Consumer Organization in 2001.

(9)	Mr. Arendt was appointed Senior Vice President & Controller at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President of Nextel from February 2004 until August 2005 and as Controller of Nextel from May 1997 until August 2005. He also served as Vice President of Nextel from May 1997 until February 2004.

(10)	Mr. Lindahl was appointed Senior Vice President & Treasurer in July 2006. He served as Vice President & Treasurer from the time of the Sprint-Nextel merger in August 2005 until July 2006. He served as Vice President and Treasurer of Nextel from May 2002 until August 2005. He served in various capacities at Nextel, including Assistant Treasurer and Director, Financial Planning & Analysis, from August 1997 until May 2002.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Share Data

The principal trading market for our common stock, Series 1 is the New York Stock Exchange, or NYSE. Our common stock, Series 2 is not publicly traded.

	2006 Market Price
			End
			of
	High	Low	Period

Common shares, Series 1
First quarter	$26.25	$22.47	$25.84
Second quarter	26.89	19.33	19.99
Third quarter	20.80	15.92	17.15
Fourth quarter	20.63	16.75	18.89

	2005 Market Price
			End
			of
	High	Low	Period

Common shares, Series 1(1)
First quarter	$25.16	$21.80	$22.75
Second quarter	25.87	21.57	25.09
Third quarter	27.20	23.10	23.78
Fourth quarter	26.86	22.15	23.36

(1)	Until August 12, 2005, when it was redesignated in connection with the Sprint-Nextel merger, our common stock, Series 1, was designated as FON common stock, Series 1.

Number of Shareholders of Record

As of February 21, 2007, we had about 56,000 common stock, Series 1 record holders, 12 common stock, Series 2 record holders, and no non-voting common stock record holders.

Dividends

We paid a dividend of $0.025 per outstanding share on our common stock on a quarterly basis in 2006 and in the third and fourth quarters 2005. We paid a dividend of $0.125 per outstanding share on our common stock, Series 1 and the common stock, Series 2 in each of the first two quarters of 2005.

Sale of Unregistered Equity Securities

In December 2006, we issued to certain of our directors and executive officers an aggregate of 995 restricted stock units relating to our common shares. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these individuals in 2003. Each restricted stock unit represents the right to one common share once the unit vests. Some of these restricted stock units vested in 2006, but the holder of these restricted stock units elected to delay delivery of the underlying shares. The other restricted stock units vest in 2007. Neither these restricted stock units, nor the common stock issuable once the units vest, were registered under the Securities Act of 1933, or Securities Act. The restricted stock units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering.

In connection with our Employees Stock Purchase Plan, or ESPP, the number of shares deposited in the accounts of certain participants was greater than the number of shares purchased based on their fourth quarter payroll deductions. When the error was discovered in January 2007, we took steps to remove the excess shares from the accounts of these participants. However, about 300 participants already had sold an aggregate of about 2,500 excess shares into the public market. Steps have been taken to recover the proceeds that the participants received from the sale of the excess shares. The excess shares were not registered under the Securities Act of 1933, as amended. No exemption from registration is available.

Issuer Purchases of Equity Securities

				(in billions)
				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) Of
	Total		Part of Publicly	Shares that May
	Number of		Announced	Yet Be Purchased
	Shares	Average Price Paid	Plans or	Under the Plans
Period	Purchased(1)	Per Share(2)	Programs(3)	or Programs

October 1 through October 31 common shares, Series 1	6,975,300	$17.21	6,975,300	$4.4
November 1 through November 30 common shares, Series 1	—	—	—	$4.4
December 1 through December 31 common shares, Series 1	8,494	19.67	—	$4.4

Total	6,983,794	$17.21	6,975,300

(1)	Acquisitions of equity securities during the fourth quarter 2006 were pursuant to our share repurchase program and the terms of our equity compensation plans: the Management Incentive Stock Option Plan, the 1997 Long-Term Stock Incentive Program, and the Nextel Incentive Equity Plan; and the terms of the equity-based awards made under those plans. Under the terms of these plans and awards, acquisitions consist of the following: the forfeiture of restricted shares; the surrender of restricted shares to pay required minimum income, Medicare and Federal Insurance Contributions Act, or FICA, tax withholding on the vesting of restricted shares, which represented the 8,494 shares acquired during December; and the delivery of previously owned shares by the grantee to pay the exercise price of options. Excludes shares used for required minimum tax withholding on the exercise of options and the delivery of shares underlying restricted stock units and deferred shares since only the net shares are issued.

(2)	Excludes forfeited restricted shares since the purchase price was zero. The purchase price of shares used for the exercise price of options is the market price of the shares on the date of the exercise of the option. The purchase price of shares used for tax withholding is the market price of the shares on the trading date immediately preceding the date of vesting of the restricted shares.

(3)	On August 3, 2006, we announced that our board of directors authorized us to repurchase through open market purchases up to $6.0 billion of our common shares over an 18 month period expiring in the first quarter 2008. As of December 31, 2006, we had repurchased $1.6 billion of our common shares at an average price of $16.76.

No options may be granted pursuant to the Management Incentive Stock Option Plan after April 18, 2005; no awards may be granted pursuant to the 1997 Long-Term Stock Incentive Program after April 15, 2007; and no awards may be granted pursuant to the Nextel Incentive Equity Plan after July 13, 2015. Options, restricted share awards and restricted stock unit awards outstanding on those dates may continue to be outstanding after those dates. We cannot estimate how many shares will be acquired in the manner described in footnote (1) to the table above pursuant to the terms of these plans.

Performance Graph

The graph below compares the yearly percentage change in the cumulative total shareholder return for our Series 1 common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five-year period from December 31, 2001 to December 31, 2006. The cumulative total shareholder return for our Series 1 common stock has been adjusted for the periods shown for the recombination of our FON common stock and PCS common stock that was effected on April 23, 2004. The graph assumes an initial investment of $100 in our common stock on December 31, 2001 and reinvestment of all dividends.

The Dow Jones U.S. Telecommunications Index is currently composed of the following companies: Alltel Corp., AT&T Inc., CenturyTel Inc., Cincinnati Bell Inc., Citizens Communications Co., Dobson Communications Corp., Embarq, IDT Corp., Leap Wireless International Inc., Leucadia National Corp., Level 3 Communications Inc., NII Holdings Inc., Qwest Communications International Inc., RCN Corp., Sprint Nextel, Telephone & Data Systems Inc., Time Warner Telecom, Inc., U.S. Cellular Corp., Verizon Communications Inc., Virgin Media Inc. and Windstream Corp.

5-Year Total Return

Value of $100 Invested on December 31, 2001

	2001	2002	2003	2004	2005	2006

Sprint Nextel	$100.00	$41.31	$49.65	$87.44	$83.13	$73.54
S&P 500	$100.00	$77.90	$100.25	$111.15	$116.61	$135.04
Dow Jones U.S. Telecom Index	$100.00	$67.23	$75.76	$91.29	$93.16	$125.58

Item 6.  Selected Financial Data

The 2006 and 2005 data presented below is not comparable to that of the prior periods as a result of the Sprint-Nextel merger and the Nextel Partners and the PCS Affiliate acquisitions during 2006 and 2005. The acquired companies’ financial results subsequent to their acquisition dates are included in our consolidated financial statements. The spin-off of Embarq in 2006 and our directory publishing business in 2003 are shown as discontinued operations for all periods presented.

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(in millions, except per share amounts)

Results of Operations
Net operating revenues	$41,028	$28,789	$21,647	$20,414	$20,889
Depreciation	5,738	3,864	3,651	3,909	3,744
Amortization	3,854	1,336	7	1	4
Operating income (loss)(1)	2,484	2,141	(1,999)	(729)	417
Income (loss) from continuing operations(1)	995	821	(2,006)	(1,306)	(522)
Discontinued operations, net	334	980	994	2,338	1,132
Cumulative effect of change in accounting principle, net(4)	—	(16)	—	258	—
Earnings (loss) per share and dividends
Basic earnings (loss) per common share(3) Continuing operations(1)(2)	0.34	0.40	(1.40)	(0.92)	(0.38)
Discontinued operations	0.11	0.48	0.69	1.65	0.81
Cumulative effect of change in accounting principle	—	(0.01)	—	0.18	—
Diluted earnings (loss) per common share(3) Continuing operations(1)(2)	0.34	0.40	(1.40)	(0.92)	(0.38)
Discontinued operations	0.11	0.48	0.69	1.65	0.81
Cumulative effect of change in accounting principle(4)	—	(0.01)	—	0.18	—
Dividends per common share(5)	0.10	0.30	-----------See (5) below---------

Financial Position
Total assets	$97,161	$102,760	$41,321	$42,675	$45,113
Property, plant and equipment, net	25,868	23,329	14,662	19,130	21,127
Intangible assets	60,057	49,307	7,809	7,788	9,019
Total debt and capital lease obligations (including equity unit notes)	22,154	25,014	16,425	18,243	20,853
Seventh series redeemable preferred shares	—	247	247	247	256
Shareholders’ equity	53,131	51,937	13,521	13,113	12,108
Cash flow data
Net cash provided by continuing operations	$10,055	$8,655	$4,478	$4,141	$3,869
Capital expenditures	7,556	5,057	3,980	3,797	4,821

The tables above set forth selected consolidated financial data for the periods or as of the dates indicated and should be read in conjunction with the consolidated financial statements, related notes and other financial information appearing at the end of this annual report on Form 10-K. Highlighted below are certain transactions and factors that may be significant to an understanding of the comparability of our results of operations and our financial condition.

(1)	In 2006, we recorded net charges of $620 million ($381 million after tax) primarily related to merger and integration costs, asset impairments, severance and exit costs.

In 2005, we recorded net charges of $723 million ($445 million after tax) primarily related to merger and integration costs, asset impairments, severance and hurricane-related costs.

In 2004, we recorded net charges of $3.7 billion ($2.3 billion after tax) primarily related to severance and a Long Distance network impairment, partially offset by recoveries of fully reserved MCI (now Verizon) receivables.

In 2003, we recorded net charges of $1.9 billion ($1.2 billion after tax) primarily related to severance, asset impairments and executive separation agreements, partially offset by recoveries of fully reserved MCI (now Verizon) receivables.

In 2002, we recorded net charges of $318 million ($200 million after tax) primarily related to severance, asset impairments and expected loss on WorldCom (now Verizon) receivables.

(2)	As the effects of including the incremental shares associated with options, restricted stock units and employees stock purchase plan shares are antidilutive, both basic loss per share and diluted loss per share from continuing operations reflect the same calculation for the years ended December 31, 2004, 2003 and 2002.

(3)	All per share amounts have been restated, for all periods before 2004, to reflect the recombination of our common stock and PCS common stock as of the earliest period presented at an identical conversion ratio (0.50 shares of our common stock for each share of PCS common stock). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employees stock purchase plan shares, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.

(4)	In 2005, we recorded a charge of $16 million due to the adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and in 2003, we recorded a credit of $258 million as a result of the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Both resulted in a cumulative effect of change in accounting principle.

(5)	In the first and second quarter 2005, a dividend of $0.125 per share was paid. In the third and fourth quarter 2005 and for each quarter of 2006, the dividend was $0.025 per share. Before the recombination of our two tracking stocks, shares of PCS common stock did not receive dividends. For each of the three years ended December 31, 2004, shares of our common stock (before the conversion of shares of PCS common stock) received dividends of $0.50 per share. In the first quarter 2004, shares of our common stock received a dividend of $0.125 per share. In the second, third and fourth quarter 2004, shares of our common stock, which included shares resulting from the conversion of shares of PCS common stock, received quarterly dividends of $0.125 per share.

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

•	the impact of overall wireless market penetration on our ability to attract and retain customers with good credit standing and the intensified competition among wireless carriers for those customers;

•	the potential impact of difficulties we may encounter in connection with the integration of the pre-merger Sprint and Nextel businesses, and the integration of the businesses and assets of certain of the third party affiliates, or PCS Affiliates, that provide wireless personal communications services, or PCS, under the Sprint® brand that we have acquired, and Nextel Partners, Inc., including the risk that these difficulties could prevent or delay our realization of the cost savings and other benefits we expect to achieve as a result of these integration efforts and the risk that we will be unable to continue to retain key employees;

•	the uncertainties related to the implementation of our business strategies, investments in our networks, our systems, and other businesses, including investments required in connection with our planned deployment of a next generation broadband wireless network;

•	the costs and business risks associated with providing new services and entering new geographic markets, including with respect to our development of new services expected to be provided using the next generation broadband wireless network that we plan to deploy;

•	the impact of potential adverse changes in the ratings afforded our debt securities by ratings agencies;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us;

•	the inability of third parties to perform to our requirements under agreements related to our business operations, including a significant adverse change in Motorola, Inc.’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for our integrated Digital Enhanced Network, or iDEN®, network;

•	the impact of adverse network performance;

•	the costs of compliance with regulatory mandates, particularly requirements related to the Federal Communications Commission’s, or FCC’s, Report and Order;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission, or SEC, including Part I, Item 1A, “Risk Factors.”

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

Overview

We are a global communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government customers. We have organized our operations to meet the needs of our targeted customer groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services to meet their specific needs. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone.

Nextel Merger and Local Communications Business Spin-off

On August 12, 2005, a subsidiary of our company merged with Nextel Communications, Inc. and, as a result, we acquired Nextel. We merged with Nextel to secure a number of potential strategic and financial benefits, including those arising from the combination of our networks, spectrum assets, and diverse customer bases and services, the size and scale of the combined company and the opportunity to focus on the fastest growing areas of the communications industry. We also believe that the merger provides significant opportunities to achieve operating efficiencies by realizing revenue, operating cost and capital spending synergies.

We have begun to realize cost savings and other synergies as a result of the merger and over a number of years expect to continue to realize significant cost savings and other synergies associated with the merger. However, we believe that our operating results for at least the next several quarters will be impacted negatively by costs that will be incurred to achieve these benefits and other synergies. Such costs are generally not expected to be recurring in nature, and include costs associated with integrating back office systems, severance costs associated with the termination of the employment of certain employees, and lease and other contract termination costs. The merger and integration costs that we incur will be dependent on a number of business or strategic decisions whose timing cannot be predicted with certainty, which could cause merger and integration costs, and our realization of benefits from the merger and integration efforts, to vary from period to period. The ability to achieve these cost savings and other synergies and the timing in which the benefits can be realized will depend in large part on the ability to integrate our networks, business operations, back-office functions and other support systems and infrastructure.

At the time that we announced the merger, we also announced our plans to spin-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our Local segment prior to the spin-off. We completed the spin-off on May 17, 2006. In the spin-off, we distributed pro rata to our shareholders one Embarq common share for every 20 shares of our voting and non-voting common stock, or about 149 million shares of Embarq common stock, and received net cash consideration and net proceeds from the sale of Embarq senior notes totaling about $6.3 billion. Cash was paid for fractional shares. As a result of the spin-off, we no longer own any shares of Embarq. The results of Embarq for periods prior to the spin-off are presented as discontinued operations.

We received a ruling from the Internal Revenue Service that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, for U.S. federal income tax purposes, the distribution of Embarq common shares is not taxable to us or U.S. holders of our common shares, except cash payments made in lieu of fractional shares, which generally are taxable.

Business

We offer a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government customers. We conduct our operations through two segments referred to as Wireless and Long Distance.

We, together with the PCS Affiliates, offer digital wireless services in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint brand name utilizing wireless code division multiple access, or CDMA, technology. The PCS Affiliates, through commercial arrangements with us, provide wireless services mainly in and around smaller U.S. metropolitan areas on wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. During 2005, we acquired three PCS Affiliates and in 2006 we acquired three additional PCS Affiliates. We also offer digital wireless services under the Nextel and Boost brand names using iDEN technology. During 2006, we acquired Nextel Partners which provides digital wireless communications services under the Nextel brand name in certain mid-sized and tertiary U.S. markets. The acquisitions of these PCS Affiliates and Nextel Partners gave us more control of the distribution of services under our Sprint and Nextel brands, and provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage. We also are one of the largest providers of long distance services and one of the largest carriers of Internet traffic in the nation.

We believe the communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Although we believe that many of our targeted customers base their purchase decisions on quality of service and the availability of differentiated features and services, competitive pricing, both in terms of the monthly recurring charges and the number of minutes or other features available under a particular rate plan, and handset offerings are often important factors in potential customers’ purchase decisions.

Our industry has been and continues to be subject to consolidation and dynamic change as well as intense competition. To maintain our operating margins in a price-competitive environment, we continually seek ways to create or improve capital and operating efficiencies in our business. Consequently, we routinely reassess our business strategies and their implications on our operations, and these assessments may continue to impact the future valuation of our long-lived assets. As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

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

Management Overview

Wireless

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technologies to meet the needs of individual consumers, businesses and government customers. Through our Wireless segment, we, together with the four remaining PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in over 300 metropolitan markets, including 297 of the 300 largest U.S. metropolitan areas, where more than 280 million people live or work. We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in numerous countries. We, together with the PCS Affiliates and resellers of our wholesale wireless services, served about 53.1 million wireless subscribers at the end of 2006.

We offer wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. We offer these services, other than those offered under prepaid service plans, typically on a contract basis, for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to directly target the youth and prepaid wireless service markets. We also offer wholesale wireless services to resellers, commonly known as mobile virtual network operators, or MVNOs, such as Embarq, Modiva Communications, Inc., Helio Inc., Qwest Communications International, Inc., The Walt Disney Company and Virgin Mobile USA, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of acquisition, billing and customer service.

We also provide wireless services that are marketed and sold by several cable multiple systems operators, or MSOs, in four markets. We also have entered into an agreement with several cable MSOs to jointly develop converged services designed to combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service, to the participating cable MSO’s customers. During 2007, we expect to develop new products and services and introduce service in additional markets.

Our strategy is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. We offer numerous sophisticated data messaging, imaging, entertainment and location-based applications, marketed as Power VisionSM, across our CDMA network that utilize high-speed evolution data optimized, or EV-DO, technology. Currently EV-DO technology covers nearly 209 million people and serves customers in over 219 communities with populations of at least 100,000. EV-DO data roaming is available in selected markets in Canada and Mexico. We also have begun to incorporate EV-DO Rev. A, the next version of EV-DO technology, into our network, with plans for coverage across the majority of the footprint of our CDMA network by the end of 2007. EV-DO Rev. A is designed to support a variety of Internet Protocol, or IP, and video and high performance walkie-talkie applications for our CDMA network.

On our iDEN network, we continue to support features and services that are designed to meet the needs of our customers. Both the Nextel and Boost Mobile brands feature our industry-leading walkie-talkie services, which give subscribers the ability to communicate instantly across the continental United States and to and from Hawaii and, through agreements with other iDEN providers, to and from selected markets in Canada, Latin America and Mexico, as well as a variety of digital wireless mobile telephone and wireless data transmission services.

In recent periods, we have experienced declines in the number of new subscribers for our wireless services and increases in our rate of subscriber churn. Customer satisfaction and churn have been adversely impacted by capacity constraints on our iDEN network as a result of a number of factors, including the addition to the network in recent years of many high-call-volume subscribers, limited effectiveness of the 6:1 voice coder upgrade in the iDEN technology that was designed to increase network capacity, and the impact of the reconfiguration process under the Report and Order. In certain of our most capacity constrained markets, we have had to take actions to limit the acquisition of new subscribers of Nextel and Boost Mobile branded services. Also, churn of subscribers of our CDMA services remains high relative to our competitors, in large part due to credit-related deactivations. In 2006, we reorganized our sales and distribution and customer management operations to improve customer satisfaction, adopted a regional sales, service, and distribution structure to streamline operations, increase productivity and move decision-making closer to the customer, and tightened our credit policies for new subscribers of both CDMA and iDEN services. In 2007, we:

•	are adding cell sites to improve network performance and expand the coverage and capacity of our networks;

•	are increasing media expenditures to improve brand awareness;

•	have enhanced incentives to improve third-party sales distribution and accelerate growth, and are implementing customer retention programs that focus on our high-value customers;

•	are adjusting our credit policies on a market-by-market basis in an effort to optimize the balance between new subscribers who are of a prime and sub-prime quality;

•	are improving our handset portfolio across both our CDMA and iDEN network platforms;

•	are helping to relieve capacity constraints on the iDEN network and to offer subscribers of our iDEN services all of the benefits of applications on our CDMA network and our walkie-talkie applications, by offering a new line of combined CDMA-iDEN devices, marketed as PowerSourceTM, that feature voice and data applications over our CDMA network and walkie-talkie applications over our iDEN network and we are expecting to introduce PowerSource devices that also feature our Power Vision data applications over our CDMA network; and

•	expect to substantially complete the integration of a number of other systems, including human resources, general ledger, sales commissions and billing. We believe that integration of these systems onto single platforms will create efficiencies in the way we do business, and in the case of our billing system, will increase functionality for our customer care representatives and produce more reliable information, which should enhance the customer experience. We have completed various phases of our systems and processes consolidation plan in the fourth quarter 2006 as discussed in Part II, Item 9A, “Controls and Procedures.”

In the future, we also plan to utilize QUALCOMM Incorporated’s QChat® technology, which is designed to provide high performance walkie-talkie services on our CDMA network, and we are designing interfaces to provide for interoperability of walkie-talkie services on our CDMA and iDEN networks.

We also plan to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the Worldwide Inter-Operability for Microwave Access, or WiMAX, standard. We are designing this network to support a wide range of high-speed IP-based wireless services. Our initial plans contemplate deploying the new network in larger metropolitan areas with a goal of launching the related service offerings in some of those markets beginning in 2008.

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

We believe that wireless carriers increasingly must attract a greater proportion of new customers from the existing customer bases of competitors rather than from first time purchasers of wireless services. For example, we are experiencing increased competition in our prepaid and youth markets from new entrants that are targeting these subscribers. Certain of our competitors continue to increase their focus on customer retention efforts and have reported improvements in their customer retention rates, which may make it harder for us to acquire new customers from these competitors. In addition, the higher market penetration of wireless services in our markets may suggest that customers purchasing wireless services for the first time may, on average, have a lower credit rating than existing wireless users, which generally results in both a higher churn rate due to involuntary churn and in higher bad debt expense. This has intensified the competition among wireless carriers to attract higher quality customers with stronger credit standing, resulting in aggressive pricing strategies for both voice services and other features that are designed to attract those customers.

We have also experienced declines in the average voice revenue per subscriber due to our offering more competitive service pricing plans, including lower priced plans, such as “business essentials” and plans that allow users to add additional units to their plans at attractive rates. We are developing and implementing service plans that are designed to offset these declines in voice revenue by expanding and enhancing our value-added array of imaging, high-speed data messaging, entertainment and location-based applications. Recently, the growth in revenue per subscriber generated by these data services, while significant, has not kept pace with the decline in voice revenue, resulting in a decline in our overall monthly average revenue per subscriber.

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

Although many of the costs relating to the operation of our wireless networks are fixed in the short-term, other costs, such as interconnection fees, fluctuate based on the utilization of the networks. Sales and marketing expenses are dependent on the number of subscriber additions and the nature and extent of our marketing and promotional activities. Customer care costs are dependent on the number of subscribers that we serve and the nature of programs designed to serve and retain subscribers. General and administrative expenses consist of fees paid for billing, customer care and information technology operations, bad debt expense, customer retention and back office support activities, including collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Although our goal is to improve operating margins through cost savings initiatives and benefits of scale, costs that fluctuate based on network utilization and the number of subscribers that we serve and costs associated with enhancing and expanding the coverage of our network generally will increase in absolute terms over time. We also seek to realize operating efficiencies in our business from merger-related cost savings and other synergies.

In February 2005, Nextel accepted the terms and conditions of the Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. We assumed these obligations when we merged with Nextel in August 2005. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe that, based on our experiences to date, we will not complete the reconfiguration process within the 36-month period due to events largely outside of our control. We do not believe at this time that the impact from this delay will be material to our results of operation or financial condition, although there can be no assurance. Recognizing the current limitations in the reconfiguration process, both Sprint Nextel and the public safety community jointly filed a letter with the FCC on February 15, 2007 requesting that the FCC direct the Transition Administrator, through working closely with the affected parties, to develop a schedule and benchmarks for completing the second phase of the 800 MHz reconfiguration. See “— Forward-Looking Statements.”

As part of the reconfiguration process in most markets, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum, which has contributed to the capacity constraints experienced on our iDEN network, particularly in some of our more capacity constrained markets, and has impacted performance of our iDEN network in the affected markets.

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

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation, at which time we will be required to make a payment to the U.S. Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions have been made as of December 31, 2006.

Long Distance

Through our Long Distance segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols, such as multi-protocol label switching, or MPLS, technologies, Internet Protocol, or IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. We also provide services to the cable MSOs that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. Growth in voice services provided by cable MSOs is accelerating as consumers use cable MSOs as alternatives to local and long distance voice communications providers. We continue to assess the portfolio of services provided by our Long Distance segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP services, we are converting many of our existing customers from ATM and frame relay to more advanced IP technologies, in part to support our effort to move to one platform, which will reduce our cost structure. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We also are taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with long distance voice communications service, which they offer as part of their bundled service offerings.

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees, such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment charges and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, as incurred. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns and represented about 13% of our accounts receivable balance as of December 31, 2006.

Certain of our bundled products and services, primarily in our Wireless segment, are considered to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement (i.e., service and handset contracts) based on relative fair values. The activation fee revenue associated with these arrangements in our direct sales channels is recognized as equipment sales at the time the related handset is sold. For our indirect sales channels, the activation fee is solely linked to the service contract with the subscriber. Accordingly, the activation fee revenue is deferred and amortized over the estimated average service life of the end user customer, and is classified as service revenue.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to long distance customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors. If our allowance for doubtful accounts estimate at December 31, 2006 were to change by 10%, it would represent a change in bad debt expense of $39 million for the Wireless segment and $3 million for the Long Distance segment.

The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage and future returns on handset sales.

The allowance amounts recorded, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimate selected, and the impact that changes in our actual performance versus these amounts recorded would have on the accounts receivable reported on our balance sheet and our results of operations could be material to our financial condition.

Inventories

Inventories of handsets and accessories in the Wireless segment and inventories in the Long Distance segment are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenues.

As of December 31, 2006, we held about $1.2 billion of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell handsets with a service contract.

Valuation and Recoverability of Long-lived Assets Including Definite Lived Intangible Assets

A significant portion of our total assets are long-lived assets, consisting primarily of property, plant and equipment and definite lived intangible assets. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.

Long-lived assets consisting of property, plant and equipment represented $25.9 billion of our $97.2 billion in total assets as of December 31, 2006. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life	Average Useful Life

Buildings and improvements	3 to 31 years	15 years
Network equipment and software	3 to 31 years	9 years
Non-network internal use software, office equipment and other	3 to 12 years	4 years

Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we perform annual internal studies to confirm the appropriateness of depreciable lives for most categories of property, plant and equipment. These studies utilize models, which take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, to calculate the remaining life of our asset base. When these factors indicate that an asset’s useful life is different from the original assessment, we depreciate the remaining book values prospectively over the adjusted estimated useful life. If our studies had resulted in a depreciable rate that was 5% higher or lower than those used in the preparation of our consolidated financial statements for the year ended December 31, 2006, recorded depreciation expense would have been impacted by about $300 million. In addition to performing our annual studies, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $7.4 billion as of December 31, 2006, and our future strategic plans for this network, as a larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. For software projects that are under development, we periodically assess the probability of deployment into the business to determine if an impairment charge is required.

For the year ended December 31, 2006, we recorded $69 million in asset impairment charges primarily related to software asset impairments and abandonments of various assets, including certain cell sites under construction. For the year ended December 31, 2005, we recorded $44 million in asset impairment charges primarily related to the write-down of various software applications. In 2004, we determined that business conditions and events impacting our Long Distance operations constituted an indicator of possible impairment requiring an evaluation of the recoverability of the Long Distance long-lived assets, which resulted in a non-cash asset impairment charge of $3.5 billion, reducing the net carrying value of Long Distance property, plant and equipment by about 60% to $2.3 billion at September 30, 2004. Additionally, we recognized a non-cash charge of $21 million in 2004 to adjust the carrying value of our wholesale Dial IP assets to fair value. These impairments represented 54% of Long Distance’s property, plant and equipment, net and 13% of the consolidated property, plant and equipment, net at December 31, 2003.

Intangible assets with definite useful lives represented $9.2 billion of our $97.2 billion in total assets as of December 31, 2006. Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct ConnectSM trade names, which are being amortized over 10 years from the date of the Sprint-Nextel merger on a straight-line basis.

We continually assess whether any indicators of impairment exist that would trigger a test of any of these definite lived intangible assets, including, but not limited to, a significant decrease in the market price of the asset, cash flows or a significant change in the extent or manner in which the asset is used. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would result in our evaluating the recorded value of our definite lived intangible assets for impairment. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $50.8 billion of our $97.2 billion in total assets as of December 31, 2006. We have identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite lived intangibles annually on October 1 for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, a sustained, significant decline in our share price and market capitalization, changes in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group within a reporting unit, and/or slower growth rates, among others.

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

When required, we test other indefinite lived intangibles for impairment by comparing the asset’s respective carrying value to estimates of fair value, determined using the direct value method. Our FCC licenses are combined as a single unit of accounting following the unit of accounting guidance as prescribed by EITF Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, except for our FCC licenses in the 2.5 GHz band, which are tested separately.

The accounting estimates related to our goodwill and other indefinite lived intangible assets require us to make significant assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic factors, industry factors and technology considerations, as well as our views regarding the prospects of our business. Changes in these judgments may have a significant effect on the estimated fair values.

During the fourth quarter 2006, we performed our annual goodwill and other indefinite lived intangible asset analyses as described above. The result of these analyses was that our indefinite lived intangible assets were not impaired. As permitted by Financial Accounting Standards Board, or FASB, guidance, our goodwill analysis included an estimate of a control premium with respect to the minority interest traded value of our common shares and an estimate of the value of our long distance business, as well as other assumptions. As of December 31, 2006, we have not identified any indicators of impairment with respect to our goodwill and other indefinite lived intangible assets. However, if our share price were to experience a sustained, significant decline as compared to the share price as of December 31, 2006, or if any other indicator of impairment exists, such as a decline in expected cash flows, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Tax Valuation Allowances

We are required to estimate the amount of taxes payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. Additionally, we establish reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

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

We carried an income tax valuation allowance of $953 million as of December 31, 2006. This amount includes a valuation allowance of $743 million for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Within our total valuation allowance we had $54 million related to separate company state net operating losses incurred by the PCS entities while owned by us. The valuation allowance was provided on these separate company state net operating loss benefits since these entities had no history of taxable income. Current trends indicate that the valuation allowance continues to be appropriate and we do not anticipate adjusting this amount in the near term. We continue to monitor these trends, and in the future it is possible that our cumulative historical test will ultimately yield sufficient positive evidence that it is more likely than not that we will realize the tax benefit of some of the separate company state net operating losses for which the valuation allowance has been provided. Should that occur, subject to review of other qualitative factors and uncertainties at that time, we would expect to start reversing some of the valuation allowance. For the valuation allowance related to the acquired tax benefits described above, we would first reduce goodwill or intangible assets resulting from the acquisitions, or reduce income tax expense if these intangible assets have been reduced to zero. For the remainder of our valuation allowance, we would reduce income tax expense. Assumption changes that result in a change of expected benefits from realization of capital loss, state net operating loss and tax credit carryforwards by 10% would result in a decrease or increase in our valuation allowance by $38 million, which would be reflected in the statement of operations.

Significant New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value. Additionally, this statement expands disclosure requirements for fair value with a particular focus on measurement inputs. SFAS No. 157 is effective for our quarterly reporting period ending March 31, 2008. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

In September 2006, the EITF reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. This issue is effective for our quarterly reporting period ending March 31, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We are in the process of evaluating the impact of this issue on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our quarterly reporting period ending March 31, 2007. The cumulative effect of adopting FIN 48 generally will be recorded directly to retained earnings. However, to the extent the adoption of FIN 48 results in a revaluation of uncertain tax positions acquired in purchase business combinations, the cumulative effect will be recorded as an adjustment to any goodwill remaining from the corresponding business combination. We do not believe the adoption of FIN 48 will have a material impact on our consolidated financial statements.

Results of Operations

We present consolidated information as well as separate supplemental financial information for our two reportable segments, Wireless and Long Distance. The disaggregated financial results for our two segments have been prepared in a manner that is consistent with the basis and manner in which our executives evaluate segment performance and make resource allocation decisions. Consequently, we define segment earnings as operating income before depreciation, amortization, severance, lease exit costs, asset impairments and other expenses. See note 14 of the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K for additional information on our segments. For reconciliations of segment earnings to the closest generally accepted accounting principles measure, operating income, see tables set forth in “— Wireless” and “— Long Distance” below. We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Consolidated

Our operating results for 2006 include the results of Nextel Partners from July 1 through the end of the year and the PCS Affiliates that we acquired in 2006, either from the date of acquisition or from the start of the month closest to the acquisition date through the end of the year. Our operating results for 2005 include the results of Nextel from August 12 through the end of the year and the PCS Affiliates that we acquired in 2005, from the date of acquisition through the end of the year. For further information on business combinations, see note 3 of the Notes to the Consolidated Financial Statements appearing at the end of this annual report on Form 10-K. These transactions affect the comparability of our reported operating results with other periods.

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Net operating revenues	$41,028	$28,789	$21,647
Income (loss) from continuing operations	995	821	(2,006)
Net income (loss)	1,329	1,785	(1,012)

Net operating revenues increased 43% in 2006 as compared to 2005 and 33% in 2005 as compared to 2004, reflecting growth in revenues of our Wireless segment, resulting primarily from the business combinations discussed above, partially offset by declining revenues of our Long Distance segment. For additional information, see “— Segment Results of Operations” below.

Income (loss) from continuing operations increased 21% in 2006 as compared to 2005 and improved from a loss to income in 2005 as compared to 2004, primarily due to a decrease in impairment charges. In 2004, we recorded a $3.5 billion asset impairment charge related to our long distance network. In addition, income (loss) from continuing operations increased due to revenue growth as a result of the business combinations discussed above, partially offset by increases to cost of service primarily due to higher volume in roaming and interconnection expenses. For additional information, see “— Segment Results of Operations” and “— Consolidated Information” below.

Net income (loss) decreased 26% in 2006 as compared to 2005 primarily as a result of the Embarq spin-off. Net income improved in 2005 from a net loss in 2004 primarily as a result of the $3.5 billion asset impairment charge in 2004 related to our long distance network. For additional information, see “— Segment Results of Operations” and “— Consolidated Information” below.

Presented below are results of operations for our Wireless and Long Distance segments, followed by a discussion of results of operations on a consolidated basis.

Segment Results of Operations

Wireless

Our Wireless segment results of operations for the year ended December 31, 2006 include the results of acquired companies from either the date of the acquisition or the start of the month closest to the acquisition date. As such, the results of acquired companies are included as of the following dates: Enterprise Communications Partnership and Alamosa Holdings, Inc. from February 1, 2006, Velocita Wireless Holding Corporation from March 1, 2006 and Nextel Partners and UbiquiTel Inc. from July 1, 2006. The year ended December 31, 2005 results include the results of operations of Nextel and US Unwired, Inc. from August 12, 2005, Gulf Coast Wireless from October 1, 2005 and IWO Holdings from November 1, 2005.

	Year Ended December 31,			Change from Previous Year
Wireless	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(dollars in millions)

Service	$31,059	$19,289	$12,529	61%	54%
Wholesale, affiliate and other	859	892	608	(4)%	47%

Total services revenue	31,918	20,181	13,137	58%	54%
Cost of services	(7,933)	(5,379)	(3,720)	47%	45%

Service gross margin	$23,985	$14,802	$9,417	62%	57%

Service gross margin percentage	75%	73%	72%
Equipment revenue	$3,197	$2,147	$1,510	49%	42%
Cost of products	(4,921)	(3,272)	(2,381)	50%	37%

Equipment net subsidy	$(1,724)	$(1,125)	$(871)	53%	29%

Equipment net subsidy percentage	(54)%	(52)%	(58)%
Selling, general and administrative expense	$(10,572)	$(6,733)	$(4,434)	57%	52%
Wireless segment earnings	11,689	6,944	4,112	68%	69%
Severance, lease exit costs, asset impairments and other(1)	(175)	(105)	(25)	67%	NM
Depreciation(1)	(5,232)	(3,364)	(2,571)	56%	31%
Amortization(1)	(3,854)	(1,335)	(6)	189%	NM
Wireless operating income	2,428	2,140	1,510	13%	42%

NM — Not Meaningful

(1)	Severance, lease exit costs, asset impairments and other, depreciation and amortization are discussed in the Consolidated Information section.

  Selected Financial and Operating Data

The following is a summary of our subscriber activity and related subscriber metrics. The number of subscribers impacts service revenues, cost of service and bad debt expense as well as support costs, such as customer care, which are recorded in general and administrative expenses.

	For the Year Ended December 31,
	2006	2005	2004

Direct subscribers, end of period (millions)	45.8 (1)	39.7	17.8
CDMA network	24.2	20.5	17.8
iDEN network	21.6	19.2	N/A
Wholesale and affiliate subscribers, end of period (millions)	7.3	7.9	6.9
Direct net subscriber additions(2) (millions)	1.7	3.0	1.9
Monthly customer churn rate
Direct post-paid	2.3%	2.2%	2.6%
Direct prepaid(3)	6.2%	4.4%	N/A
Weighted average	2.6%	2.3%	2.6%
Average monthly service revenue per user
Direct post-paid	$61	$63	$62
Direct prepaid(3)	33	37	N/A
Weighted average	59	62	62

N/A — Not Applicable

(1)	In the quarter ended December 31, 2006, we changed our subscriber deactivation process for post-paid subscribers. To effect this change, the customer subscriber base as of October 1, 2006 was increased by 436,000 subscribers. This adjustment did not impact direct net subscriber additions or the monthly customer churn rates for the quarter ended December 31, 2006. In addition, there were additional customer subscriber base adjustments of 101,000 during the first three quarters of 2006.

(2)	Direct net subscriber additions do not include subscribers acquired in connection with the Sprint-Nextel merger or the PCS Affiliate or Nextel Partners acquisitions.

(3)	The direct prepaid monthly customer churn rate and average monthly service revenue per user metrics in 2005 are calculated based only on results subsequent to the Sprint-Nextel merger.

  Service Revenue

Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment charges and certain regulatory related fees. Service revenues increased 61% in 2006 as compared to 2005 primarily due to the Sprint-Nextel merger and other acquisitions and the increase in the number of our direct subscribers, partially offset by a decrease in our weighted average monthly service revenue per user to $59 in 2006 as compared to $62 in 2005. Service revenues increased 54% in 2005 as compared to 2004 primarily due to the merger with Nextel and the increase in the number of our direct subscribers, while our weighted average monthly service revenue per user remained flat year over year. In 2006, we ended the year with about 45.8 million direct subscribers and during the year had about 1.7 million net direct subscriber additions, excluding the Nextel Partners and PCS Affiliate subscribers of about 4.1 million that were acquired with these companies. In comparison, we ended 2005 with about 39.7 million direct subscribers and during the year had about 3.0 million net direct subscriber additions excluding the Nextel and PCS Affiliate subscribers of about 18.9 million that were acquired with the merger or acquisition of these companies. In 2004, we ended the year with about 17.8 million direct subscribers and had about 1.9 million net direct subscriber additions. We believe that the growth in direct subscribers, separate from the growth attributable to subscribers gained as part of the

Sprint-Nextel merger and PCS Affiliate and Nextel Partners acquisitions, is primarily due to the following factors:

•	growth in the number of subscribers purchasing our wireless prepaid service offering of 49% in 2006 compared to 53% in 2005 for a 2006 end of period wireless prepaid subscriber total of 4.0 million;

•	our differentiating products and services, particularly data-related services, including those available under our Sprint Power Vision service plans, and other non-voice services, such as instant messaging and emails, sending and receiving pictures, playing on-line games and browsing the Internet wirelessly; and

•	selected handset pricing promotions and improved handset choices.

Our weighted average monthly service revenue per user decreased to $59 in 2006 from $62 in both 2005 and 2004, primarily due to the following factors:

•	we continued to offer more competitive service pricing plans, including lower priced plans, such as “business essentials” on both the iDEN and CDMA networks and plans that allow users to add additional units to their plan at attractive rates, such as “add a phone” and “family plans”;

•	our prepaid wireless subscribers, who generally have a lower average revenue per user, as illustrated in the table above, increased as a percentage of our total subscriber base to 8% in 2006 compared to 6% in 2005; and

•	our integrated PCS Affiliate subscribers, who have a lower average monthly service revenue and who will no longer be a source of roaming revenue for us; partially offset by

•	the increase in data service revenues, resulting from higher usage as subscribers took advantage of our wide array of data offerings such as short message service, or SMS, connection cards and our Sprint Vision and Power Vision service plans.

We have limited distribution of our prepaid services, which may adversely impact our ability to add users of prepaid services in the affected markets. We also are adjusting our credit policies in certain markets, which may adversely impact our ability to add lower credit quality subscribers in markets with relatively tight credit policies. We expect our weighted average monthly service revenue per user to continue to decline as a result of decreases in pricing due to competitive market pricing, incremental customer acquisitions at lower average revenues and existing customer migrations to lower priced plans, partially offset by expected growth in demand for our data services. See “— Forward-Looking Statements.”

  Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenues consist primarily of net revenues retained from wireless subscribers residing in PCS Affiliate territories and revenues from the sale of wireless services to companies that resell those services to their subscribers. Wholesale, affiliate and other revenues decreased 4% in 2006 primarily due to the PCS Affiliate acquisitions, partially offset by wholesale operator additions of 1.2 million subscribers in 2006. Wholesale, affiliate and other revenues increased 47% in 2005 reflecting the growth in the wholesale operator subscriber base of 1.5 million additions, as well as the 450,000 and 374,000 net subscriber additions in 2005 and 2004 in the PCS Affiliate base.

  Cost of Services

Cost of services consists primarily of:

•	costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with our network engineering employees and frequency leasing costs;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site; and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for calls terminating on their networks, which fluctuates in relation to the level and duration of those terminating calls; and

•	costs to service and repair handsets, activate service for new subscribers and roaming fees paid to other carriers.

Cost of services increased 47% in 2006 compared to 2005 and 45% in 2005 compared to 2004, primarily due to increased costs relating to the expansion of our network and increased minutes of use on our networks due to our acquisitions. Specifically, we experienced:

•	an increase in cell site and switch related operational costs, including increases in fixed and variable interconnection costs, due to the increase in usage, cell sites and related equipment in service;

•	an increase in backhaul costs driven by the increased capacity required to support our EV-DO service, as well as our PCS Affiliate and Nextel Partners acquisitions; and

•	an increase in costs for premium data services resulting from increased subscriber data usage; partially offset by

•	the decrease in roaming expenses due to the acquisition of Nextel Partners and the PCS Affiliates.

We expect the aggregate amount of cost of service to increase as customer usage of our networks increases and we add more sites and other equipment to expand the coverage and capacity of our CDMA and iDEN networks. See “ — Forward-Looking Statements”, “ — Liquidity and Capital Resources” and “— Capital Requirements.”

Service gross margin increased 62% in 2006 compared to a 57% increase in 2005 because total service revenues grew at a faster rate than cost of services. As a percentage of total service revenue, service gross margin increased slightly to 75% in 2006 from 73% in 2005 and 72% in 2004.

  Equipment Revenue

We recognize equipment revenues when title to the handset or accessory passes to the dealer or end-user customer. Revenues from sales of handsets and accessories increased 49% in 2006 as compared to 2005, and increased 42% in 2005 as compared to 2004. The number of handset units sold increased by 39% in 2006 as compared to 2005, and 53% in 2005 as compared to 2004. These increases were primarily due to the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. The average sales price per handset increased 7% in 2006 compared to 2005, primarily due to higher priced handsets being sold, including those that are Power Vision enabled. The average sales price per unit decreased 7% in 2005 compared to 2004, because we lowered our handset retail prices as the cost of handsets declined, we changed our third-party compensation plan in 2005, and we continued to offer rebates on existing handsets as new promotional programs were rolled out.

  Cost of Products

We recognize the cost of handsets and accessories, including handset costs in excess of the revenues generated from handset sales (or subsidy), when title to the handset or accessory passes to the dealer or end-user customer. Cost of handset and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. The cost of handsets is reduced by any rebates that we earned from the supplier. Handset and accessory costs increased 50% in 2006 as compared to 2005 and increased 37% in 2005 as compared to 2004 primarily due to the Sprint-Nextel merger and the PCS Affiliate and the Nextel Partners acquisitions. There was also a 8% increase in the average cost per handset sold in 2006 as compared to 2005, as opposed to a 10% decrease in 2005 as compared to 2004. Equipment net subsidy as a percentage of equipment revenues increased to 54% in 2006 from 52% in 2005 and declined in 2005 from 58% in 2004.

Our marketing plans assume that handsets typically will be sold at prices below our cost, which is consistent with industry practice. Our subscriber retention efforts often include providing incentives to customers such as offering new handsets at discounted prices. We expect to increase handset subsidies to acquire new subscribers or to retain existing subscribers. For example, we have introduced a new line of hybrid CDMA-iDEN devices, marketed as PowerSource, and may offer these devices at a discount in an effort to retain our iDEN subscribers, which may result in an increase in handset subsidies in future periods. See “ — Forward-Looking Statements.”

  Selling, General and Administrative Expense

Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and direct sales force for new handset activations, upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, retail stores and marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative costs primarily consist of fees paid for billing, customer care and information technology operations, bad debt expense and back office support activities, including collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs.

Sales and marketing expense increased 52% in 2006 from 2005 as compared to an increase of 55% in 2005 from 2004, primarily due to the launch of new branding initiatives and advertising campaigns in connection with the Sprint-Nextel merger and increased sales and distribution costs to support a larger subscriber base primarily due to the Sprint-Nextel merger and PCS Affiliate and Nextel Partners acquisitions. Additionally, we increased the compensation of our post-paid third-party dealers in the fourth quarter 2006 for both new subscriber additions and upgrades.

General and administrative costs increased 62% in 2006 from 2005 as compared to an increase of 49% in 2005 from 2004, primarily due to the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions, as well as:

•	an increase in bad debt expense reflecting an increase in the number of subscribers and an increase in involuntary churn. Bad debt expense for 2006 increased 88% from 2005, and increased 112% from 2004 to 2005. The allowance for doubtful accounts as a percentage of outstanding accounts receivable was 9% in 2006 and 7% in 2005;

•	an increase in our customer care expenses related to call volume increases due to a larger subscriber base and to increases in customer retention efforts; and

•	an increase in information technology and billing expenses to support a larger subscriber base in addition to an increase in credit card fees as more subscribers submit invoice payments through credit cards.

We expect certain selling, general and administrative expenses to continue to increase primarily as a result of increased costs associated with customer acquisition and retention, including increased costs related to strengthening third party distribution channels, and additional marketing, advertising and brand awareness initiatives and customer care and information technology and billing activities. See “ — Forward-Looking Statements.”

  Wireless Segment Earnings

Wireless segment earnings increased 68% in 2006 from 2005 as compared to an increase of 69% in 2005 from 2004, primarily due to increased revenue resulting from the additional subscribers as a result of the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions.

Long Distance

	Year Ended December 31,			Change from Previous Year
Long Distance	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(dollars in millions)

Voice	$3,979	$4,213	$4,560	(6)%	(8)%
Data	1,440	1,632	1,722	(12)%	(5)%
Internet	933	736	793	27%	(7)%
Other	219	253	252	(13)%	—%

Total net services revenue	6,571	6,834	7,327	(4)%	(7)%
Cost of services and products	(4,426)	(4,378)	(4,249)	1%	3%

Service gross margin	$2,145	$2,456	$3,078	(13)%	(20)%

Service gross margin percentage	33%	36%	42%
Selling, general and administrative expense	$(1,169)	$(1,434)	$(1,962)	(18)%	(27)%
Long Distance segment earnings	976	1,022	1,116	(5)%	(8)%
Severance, lease exit costs, asset impairments and other(1)	(31)	(30)	(3,653)	3%	(99)%
Depreciation(1)	(506)	(499)	(1,081)	1%	(54)%
Long Distance operating income (loss)	439	493	(3,618)	(11)%	114%

(1)	Severance, lease exit costs, asset impairments and other and depreciation are discussed in the Consolidated Information section.

Total Net Services Revenues

Total net services revenues decreased 4% in 2006 as compared to 2005 and decreased 7% in 2005 as compared to 2004 as a result of a lower priced product mix, the exiting of our unbundled network element platform, or UNE-P, business in the first quarter 2006 and our conferencing business in the third quarter 2005, and migration from legacy data products, partially offset by a higher volume of minutes in our wholesale and affiliate business and increases in our IP revenues. Additionally, the termination of a large Dial IP contract during 2004 and the sale of our wholesale Dial IP business in 2004 further contributed to the decreased revenues from 2004 to 2005. These decreases were partially offset by reduced billing adjustments achieved through improved billing processes and dispute resolution.

In 2007, we expect to see continued revenue growth in IP services, offset by declines in voice revenues due to lower pricing on commercial contracts and continued pressures in the long distance market. Increased competition and the excess capacity resulting from new technologies and networks may drive already low prices down further. See “— Forward-Looking Statements.”

Voice Revenues

Voice revenues decreased 6% in 2006 as compared to 2005 and decreased 8% in 2005 as compared to 2004, primarily as a result of competition from major local exchange carriers and cable MSOs for our consumer and small business customers, as well as wireless, e-mail and instant messaging substitution. Additionally, the 2006 decrease reflects the sale of our UNE-P customers in the first quarter 2006.

Our retail business experienced a 23% decrease in voice revenues from 2005 to 2006 as competition resulted in lower prices per minute notwithstanding increased minute volumes. Market trends indicate a shift away from the retail business and towards the wholesale business.

Voice revenues related to our wholesale business increased about 25% from 2005 to 2006. Minute volume increases drove about 86% of this increase, primarily as a result of our relationship with Embarq and several large cable MSOs, to which we provide local and long distance communications services that they offer to their customers as part of their bundled service offerings.

Voice revenues generated from the provision of services to Wireless subscribers represented 17% of total voice revenues in 2006 compared to 14% in 2005.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased 12% in 2006 as compared to 2005 and decreased 5% in 2005 as compared to 2004, primarily related to declines in frame relay and ATM services as customers migrated to IP-based technologies. These declines were partially offset by growth in managed network services.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased 27% in 2006 as compared to 2005 and decreased 7% in 2005 as compared to 2004. The 2006 increase was due to higher dedicated IP revenues as business customers increasingly migrate to MPLS services. The 2005 decline was primarily due to the loss of the Dial IP revenues due to the sale of our Dial IP business in October 2004.

Other Revenues

Other revenues decreased 13% in 2006 as compared to 2005 and 2004 as a result of fewer customer premises equipment, or CPE, projects in 2006 compared to prior years.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks and costs of equipment. Costs of services and products increased 1% in 2006 and 3% in 2005. The increases relate primarily to network costs to support growth in our cable initiatives in addition to increased domestic access volume, partially offset by fewer CPE projects in 2006, the loss of UNE-P customers in the first quarter 2006 and renegotiated access rate agreements and initiatives to reduce access circuit costs. The 2005 increase was driven by access volume and international access costs, somewhat offset by renegotiated access rate agreements and initiatives to reduce access circuit costs.

Service gross margin decreased from 42% in 2004 to 36% in 2005 to 33% in 2006 primarily as a result of declining net services revenues and a lower margin product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 18% in 2006 as compared to 2005 and decreased 27% in 2005 as compared to 2004. The 2006 decline was due primarily to decreased marketing and advertising as a result of a change in the mix of marketing strategies and other cost savings that resulted in lower general and administrative and information technology expenses. The 2005 decline was due primarily to continued restructuring efforts, headcount reductions, aggressive cost savings initiatives, reduced rent costs and lower bad debt expense.

Selling, general and administrative expense includes charges for estimated bad debt expense. Every quarter we reassess our allowance for doubtful accounts, based on customer-specific indicators, as well as historical trends and industry data, to ensure we are adequately reserved. Bad debt expense for 2006 decreased to $11 million from $30 million in 2005, which was a decrease from $142 million in 2004. The improvement in bad debt expense reflects improved trends in collections and agings. The allowance for doubtful accounts as a percentage of outstanding accounts receivable was 4% in 2006 and 8% in 2005.

Total selling, general and administrative expense as a percentage of net services revenues was 18% in 2006, 21% in 2005, and 27% in 2004.

Long Distance Segment Earnings

Long Distance segment earnings decreased 5% in 2006 from 2005 as compared to a decrease of 8% in 2005 from 2004, primarily due to voice revenue declines related to customer migrations to alternate sources such as cable and wireless.

Consolidated Information

	Year Ended December 31,			Change from Previous Year
	2006	2005	2004	2006 vs 2005	2005 vs 2004
	(in millions)

Selling, general and administrative expense	$(12,178)	$(8,916)	$(6,459)	37%	38%
Severance, lease exit costs and asset impairments	(207)	(43)	(3,691)	NM	(99)%
Depreciation	(5,738)	(3,864)	(3,651)	48%	6%
Amortization	(3,854)	(1,336)	(7)	NM	NM
Interest expense	(1,533)	(1,294)	(1,218)	18%	6%
Interest income	301	236	60	28%	NM
Equity in (losses) earnings of unconsolidated investees, net	(6)	107	(41)	(106)%	NM
Realized gain on sale or exchange of investments	205	62	15	NM	NM
Other, net	32	39	(61)	(18)%	164%
Income tax (expense) benefit	(488)	(470)	1,238	4%	138%
Discontinued operations, net	334	980	994	(66)%	(1)%
Income (loss) available to common shareholders	1,327	1,778	(1,028)	(25)%	NM

NM — Not Meaningful

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to Wireless were $10.6 billion in 2006, $6.7 billion in 2005 and $4.4 billion in 2004. The selling, general and administrative expenses related to Long Distance were $1.2 billion in 2006, $1.4 billion in 2005 and $2.0 billion in 2004.

In addition to the selling, general and administrative expenses discussed in the segment earnings discussions, we incurred corporate selling, general and administrative expenses, including merger and integration costs of $413 million in 2006 and $580 million in 2005. Merger and integration costs are generally non-recurring in nature and primarily include charges for costs to adopt and launch a new branding strategy and logos, including costs to re-brand company-owned stores and facilities, costs to train customer-facing employees and prepare systems for the launch of the common customer interfacing systems, processes and other integration planning and execution costs, and costs related to employee retention. These merger and integration costs primarily relate to the Sprint-Nextel merger and have been included with unallocated corporate selling, general and administrative expenses, and thus excluded from segment results.

Severance, Lease Exit Costs and Asset Impairments

We recorded $128 million in 2006 related to the separation of employees and lease exit costs as part of the Sprint-Nextel merger and integration initiatives, and in 2004 we recorded $151 million in severance and lease exit costs related to organizational realignment and other activities. We recorded asset impairment charges of $69 million in 2006 and $44 million in 2005 primarily related to the write-off of various software applications and $3.5 billion in 2004 related to the impairment of our Long Distance property, plant and equipment. We incurred $10 million in facility lease termination costs due to subtenant lease terminations in 2006, $9 million in 2005 and $65 million in 2004.

Depreciation and Amortization Expense

Depreciation expense increased 48% in 2006 from 2005 and increased 6% in 2005 from 2004, primarily due to the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. Excluding the impact of these business combinations, depreciation expense increased 10% as a result of an increase in cell sites in service and the capitalized costs incurred to modify existing switches and cell sites to enhance the capacity of our networks, partially offset by the reduction in value of assets associated with the impairment of our property, plant and equipment in 2004.

Amortization expense increased $2.5 billion in 2006 from 2005 and increased $1.3 billion in 2005 from 2004, primarily due to the amortization of the value of customer relationships and other definite lived intangible assets acquired in connection with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. See note 7 to the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense in 2006 increased $239 million as compared to 2005 due to the additional indebtedness assumed in connection with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. The effective interest rate on our average long-term debt balance of $23.3 billion in 2006 was 6.9%. The effective interest rate on our average long-term debt balance of $19.7 billion in 2005 was 6.7%. This increase is primarily related to debt assumed as part of the acquisitions in 2006 with, on average, higher interest rates relative to our existing debt. The effective interest rate on our average long-term debt balance of $17.4 billion in 2004 was 7.1%. The decrease in our effective interest rate between 2005 and 2004 primarily relates to lower effective interest rates on the assumed Nextel long-term debt. The effective interest rate includes the effect of interest rate swap agreements that are discussed in note 10 of the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K. As of December 31, 2006, the average floating rate of interest on the interest rate swaps was 8.3%, while the weighted average coupon on the underlying debt was 7.2%. See “— Liquidity and Capital Resources” for more information on our financing activities.

Interest Income

Interest income includes dividends received from certain investments in equity securities and interest earned on marketable debt securities and cash equivalents. In 2006, interest income increased 28% as compared to 2005 primarily due to the higher interest rates on the cash equivalents balances as well as interest income recognized in relation to a favorable tax audit settlement for the years 1995 to 2002. This increase was partially offset by the decrease in cash investment balances due to debt retirements, purchases of common stock and acquisitions. In 2005, interest income increased as compared to 2004 primarily due to the increase in the average cash and cash equivalents balances due to the Sprint-Nextel merger. Interest income also benefited from a 200 basis point increase in the Federal funds rates during 2005.

Equity in (Losses) Earnings of Unconsolidated Investees, net

Under the equity method of accounting, we record our proportional share of the earnings or losses of the companies in which we have invested and have the ability to exercise significant influence over, up to the amount of our investment in the case of losses. We recorded $6 million of equity method losses during 2006, primarily due to our ownership interests in E-wireless. We recorded $107 million of equity method earnings in 2005 primarily related to Nextel Partners. Our $41 million of equity method losses in 2004 primarily related to our investment in Virgin Mobile USA.

Realized Gain on Sale or Exchange of Investments

During 2006, we recognized a gain from the sale of investments of $205 million, primarily due to $433 million of gains on the sales of our investment in NII Holdings, Inc., partially offset by a loss of $274 million from the change in fair value of an option contract associated with our investment in NII Holdings, as described in note 10 of the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

We recognized a gain of $62 million from the sale of our equity method and other investments in 2005, which primarily consisted of gains related to our investments in Call-Net Enterprises, Inc., NII Holdings and

Earthlink, Inc. In 2004, we recognized a gain of $15 million from the sale of investments, primarily attributable to our investment in Earthlink.

Income Tax (Expense) Benefit

Our consolidated effective tax rates were 32.9% in 2006, 36.4% in 2005 and 38.2% in 2004. The 2006 effective tax rate was impacted by a $42 million benefit related to tax audit settlements for the years 1995 to 2002 and a $27 million benefit related to state income tax law changes. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 12 of the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

Discontinued Operations, net

Discontinued operations reflect the results of our Local segment for the full years 2004 and 2005 and the year-to-date period through May 17, 2006, the date of the Embarq spin-off. Additional information regarding our discontinued operations can be found in note 2 of the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K. Income from discontinued operations related to the spin-off of Embarq remained relatively stable in 2005 and 2004.

Financial Condition

Our consolidated assets were $97.2 billion as of December 31, 2006, which included $60.1 billion of intangible assets, and $102.8 billion as of December 31, 2005, which included $49.3 billion of intangible assets. The decrease in our consolidated assets was due primarily to the spin-off of Embarq, payments and retirements of debt, purchases of shares of our common stock and the retirement of our Seventh series redeemable preferred shares, partially offset by an increase due to assets acquired in connection with several business combinations, net of cash used to purchase the acquired entities. Additional information regarding the impact of the spin-off and the business combinations on consolidated assets can be found in notes 2 and 3 of the Notes to Consolidated Financial Statements at the end of this annual report on Form 10-K. See “Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of our business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Discontinued Operations

On May 17, 2006, we completed the spin-off of Embarq. The separation of Embarq from us resulted in two separate companies each of which can focus on maximizing opportunities for its distinct business. We believe this separation presents the opportunity for enhanced performance of each of the two companies, including: allowing each company separately to pursue the business and regulatory strategies that best suit its long-term interests and, by doing so, addressing the growing strategic divergence between Embarq’s local wireline-centric focus and our increasingly national wireless-centric focus; creating separate companies that have different financial characteristics, which may appeal to different investor bases; creating opportunities to more efficiently develop and finance expansion plans; and creating effective management incentives tied to the relevant company’s performance.

In the spin-off, we distributed pro rata to our shareholders one Embarq common share for every 20 shares of our voting and non-voting common stock, or about 149 million Embarq common shares. Cash was paid for fractional shares. The distribution of Embarq common shares is considered a tax-free transaction for us and for our shareholders, except cash payments made in lieu of fractional shares which are generally taxable.

In connection with the spin-off, Embarq transferred to our parent company $2.1 billion in cash and about $4.5 billion of Embarq senior notes in partial consideration for, and as a condition to, our transfer to Embarq of the local communications business. Embarq also retained about $665 million in debt obligations of its subsidiaries. The cash and senior notes were transferred by our parent company to our finance subsidiary,

Sprint Capital Corporation, in satisfaction of indebtedness owed by our parent company to Sprint Capital. On May 19, 2006, Sprint Capital sold the Embarq senior notes to the public, and received about $4.4 billion in net proceeds.

In connection with the spin-off, we entered into a separation and distribution agreement and related agreements with Embarq, which provide that generally each party will be responsible for its respective assets, liabilities and businesses following the spin-off and that we and Embarq will provide each other with certain transition services relating to our respective businesses for specified periods at cost-based prices. We also entered into agreements pursuant to which we and Embarq will provide each other with specified services at commercial rates. Further, the agreements provide for a settlement process surrounding the transfer of certain assets and liabilities. It is possible that adjustments will occur in future periods as these matters are settled.

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

We believe that our cash and liquidity requirements will be met without the net cash provided by Embarq.

Cash Flows

	Year Ended
	December 31,		Change
	2006	2005	Dollars	Percent
	(dollars in millions)

Cash provided by operating activities	$10,958	$10,679	$279	3%
Cash used in investing activities	(11,392)	(4,724)	(6,668)	141%
Cash used in financing activities	(6,423)	(1,228)	(5,195)	NM

NM — Not Meaningful

Operating Activities

Net cash provided by operating activities of $11.0 billion in 2006 increased $279 million from 2005 primarily due to a $12.0 billion increase in cash received from our customers as a result of the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006, as well as continued growth in the Wireless customer base. This increase was partially offset by an $8.5 billion increase in cash paid to suppliers and employees, $1.2 billion of proceeds received in 2005 from the communications towers lease transaction and a decrease in cash provided from discontinued operations of $1.1 billion.

Investing Activities

Net cash used in investing activities for 2006 increased by $6.7 billion from 2005 due primarily to:

•	a $10.3 billion increase in cash paid in 2006 for acquisitions, including $3.2 billion of net cash paid to acquire Alamosa Holdings, $66 million of net cash paid to acquire Enterprise Communications, $150 million of net cash paid to acquire Velocita Wireless, $847 million of net cash paid to acquire UbiquiTel, and $6.2 billion of net cash paid to acquire Nextel Partners compared to $1.4 billion of net cash paid to acquire three PCS Affiliates in 2005, offset by net cash received in 2005 of $1.2 billion related to the Sprint-Nextel merger;

•	a $2.5 billion net increase in cash paid for capital expenditures, including a $481 million decrease related to discontinued operations; and

•	$866 million in cash used to collateralize securities loan agreements; partially offset by

•	$6.3 billion in proceeds in connection with the spin off of our Local segment, including $1.8 billion received from Embarq at the time it was spun-off net of cash contributed and proceeds from the sale of Embarq notes of about $4.4 billion.

Capital expenditures increased due to higher spending in our Wireless segment, in part related to spending on our iDEN network acquired in the Sprint-Nextel merger. We invested in our Wireless segment primarily to enhance network reliability, meet capacity demands and upgrade capabilities for providing new products and services, including the deployment of EV-DO technology, as well as to improve iDEN network reliability to meet capacity demands and fulfill our obligations under the Report and Order. We invested in our Long Distance segment to maintain network reliability, upgrade capabilities for providing new products and services and meet capacity demands.

Financing Activities

Net cash used in financing activities of $6.4 billion during 2006 consisted primarily of:

•	$1.6 billion for the purchase of our outstanding common shares pursuant to our share repurchase program that commenced in the third quarter 2006;

•	$3.7 billion paid for the retirement of our term loan and Nextel Partners bank credit facility; and

•	$4.3 billion in payments and retirements related to our capital lease obligations and senior notes; partially offset by

•	net proceeds from the sale of $2.0 billion in principal amount of 6.0% senior serial redeemable notes due in 2016;

•	proceeds of $866 million from a securities loan agreement;

•	net proceeds of $514 million from issuance of commercial paper; and

•	$405 million in proceeds from common share issuances, primarily resulting from exercises of stock options by employees.

We paid cash dividends of $296 million in 2006 compared to $525 million in 2005. The decrease in cash dividends paid is due to a decrease in the dividend rate from $0.125 per common share per quarter in the first two quarters of 2005 to $0.025 per common share per quarter beginning in the third quarter 2005. This dividend rate decrease was partially offset by an increase in the average number of common shares outstanding in the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily as a result of the Sprint-Nextel merger.

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our networks;

•	capital expenditures, particularly with respect to the expansion of the coverage and capacity of our wireless networks and the deployment of new technologies in those networks, including our plans to build a new broadband wireless network;

•	scheduled interest and principal payments related to our debt and any purchases or redemptions of our debt securities;

•	dividend payments as declared by our board of directors, and purchases of our common shares pursuant to our share repurchase program;

•	amounts required to be expended in connection with the Report and Order;

•	potential costs of compliance with regulatory mandates; and

•	other general corporate expenditures.

Liquidity

As of December 31, 2006, our cash and cash equivalents and marketable securities totaled $2.1 billion.

We have a $6.0 billion revolving credit facility, which represents our total committed financing capacity under this facility. This credit facility, which expires in December 2010, provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or Prime Rate plus a spread that varies depending on the parent company’s credit ratings. There is no rating trigger that would allow the lenders involved to terminate this facility in the event of a credit rating downgrade.

In April 2006, we commenced a commercial paper program, which reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of December 31, 2006, we had $514 million of commercial paper outstanding, net of discounts. Although our credit rating remains investment grade, recent downgrades to our credit rating by major credit rating agencies have impacted, and may continue to impact, our ability to place the paper with investors, as well as the duration and interest rates of commercial paper issued since the ratings downgrade.

As of December 31, 2006, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the Report and Order, outstanding under our $6.0 billion revolving credit facility. These letters of credit reduce the availability under the revolving credit facility by an equivalent amount. As a result of the letters of credit and outstanding commercial paper, we had about $2.9 billion of borrowing capacity available under our revolving credit facility. In addition, we had $16 million of general letters of credit outstanding.

As of December 31, 2006, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs from outside sources is ultimately impacted by the overall capacity and terms of the banking and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable capital cost structure.

As of December 31, 2006, we had working capital of $506 million compared to working capital of $5.0 billion as of December 31, 2005. The decrease in working capital is primarily due to the utilization of cash to fund our 2006 acquisitions, the impact of the spin-off of Embarq, debt payments and retirements, the purchase of common shares and the retirement of our Seventh series redeemable preferred shares. In addition to cash, cash equivalents and marketable securities, our working capital consists of accounts receivable, handset and accessory inventory, prepaid expenses, deferred tax assets and other current assets, net of accounts payable, accrued expenses and the current portion of long-term debt and capital lease obligations.

Future Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2006. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under GAAP currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “— Forward-Looking Statements.”

							2012 and
Future Contractual Obligations	Total	2007	2008	2009	2010	2011	Thereafter
	(in millions)

Senior notes, bank credit facilities, debentures and commercial paper(1)	$38,244	$2,646	$2,758	$2,009	$2,233	$3,388	$25,210
Capital leases(2)	170	21	27	14	10	10	88
Operating leases(3)	17,905	1,816	1,700	1,595	1,432	1,244	10,118
Purchase orders and other commitments(4)	12,659	6,340	2,177	1,626	918	615	983

Total	$68,978	$10,823	$6,662	$5,244	$4,593	$5,257	$36,399

(1)	Includes principal and estimated interest payments. Interest payments are based on management’s expectations for future interest rates.

(2)	Represents capital lease payments including interest.

(3)	Includes future lease costs related to sites, switches, offices, retail stores, circuits, towers and spectrum.

(4)	Excludes $3.6 billion of blanket purchase orders. See below for further discussion.

The table above does not include remaining costs to be paid in connection with the fulfillment of our obligation under the Report and Order. The total minimum cash obligation for the Report and Order is $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the Transition Administrator under the Report and Order. In addition, costs associated with the reconfiguration of the 1.9 GHz spectrum are not fully approved for credit until the completion of the entire reconfiguration process. Because the final reconciliation and audit of the entire reconfiguration obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the Transition Administrator and the FCC have not yet reached an agreement on the methodology for calculating certain amounts of property, plant and equipment to be submitted for credit associated with reconfiguration activity with our own network, we cannot provide assurance that we will be granted full credit for certain of these network costs. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury. Since the inception of the program through December 31, 2006, we estimate that we have incurred $721 million of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

“Purchase orders and other commitments” include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include agreements for communications and customer billing services, advertising services and contracts related to information technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes about $3.6 billion of blanket purchase order amounts since their agreement terms are not specified.

No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand; and/or

•	cash available under our existing credit facility and our commercial paper program.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures, including funding required in connection with the deployment of next generation technologies and our next generation broadband wireless network;

•	anticipated payments under the Report and Order;

•	declared and anticipated dividend payments, scheduled debt service requirements and purchases of our common shares pursuant to our share repurchase program;

•	merger and integration costs associated with the Sprint-Nextel merger and the acquisitions of the PCS Affiliates and Nextel Partners; and

•	other future contractual obligations.

If there are material changes in our business plans, or currently prevailing or anticipated economic conditions in any of our markets or competitive practices in the mobile wireless communications industry, or if other presently unexpected circumstances arise that have a material effect on our cash flow or profitability, anticipated cash needs could change significantly.

The conclusion that we expect to meet our funding needs for at least the next 12 months as described above does not take into account:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or spectrum acquisition strategies;

•	potential material purchases or redemptions of our outstanding debt securities for cash; and

•	potential material increases in the cost of compliance with regulatory mandates.

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand, borrowings available under our existing credit facility and our commercial paper program. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

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

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements” and in Part  I, Item 1A “Risk Factors.”

Financial Strategies

General Risk Management Policies

We primarily use derivative instruments for hedging and risk management purposes. Hedging activities may be done for various purposes, including, but not limited to, mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through stringent credit approval and review processes, credit support agreements, continual review and monitoring of all counterparties, and thorough legal review of contracts. We also control exposure to market risk by regularly monitoring changes in hedge positions under normal and stress conditions to ensure they do not exceed established limits.

Our board of directors has adopted a financial risk management policy that authorizes us to enter into derivative transactions, and all transactions comply with the policy. We do not purchase or hold any derivative financial instruments for speculative purposes with the exception of equity rights obtained in connection with commercial agreements or strategic investments, usually in the form of warrants to purchase common shares.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors.

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

Cash Flow Hedges

We enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed-rate. As of December 31, 2006, we had no outstanding interest rate cash flow hedges.

Fair Value Hedges

We enter into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert our fixed-rate debt to a floating-rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2006, we had outstanding interest rate swap agreements that were designated as fair value hedges.

About 95% of our debt as of December 31, 2006 was fixed-rate debt excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of December 31, 2006, we held fair value interest rate swaps with a notional value of $1.0 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes. On December 31, 2006, the rate we would pay averaged 8.3% and the rate we would receive was 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $28 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules as all of the critical terms of the swaps perfectly matched the corresponding terms of the hedged debt; therefore, there is no net effect to earnings and cash flows for any fair value fluctuations.

We perform interest rate sensitivity analyses on our variable rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $20 million on our statements of operations and cash flows as of December 31, 2006. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause a $976 million increase in the fair market value of our debt to $24.3 billion. This analysis includes the hedged debt.

In 2005, we entered into a series of interest rate collars associated with the issuance of debt by Embarq at the time of its spin-off on May 17, 2006. These collars were designated as cash flow hedges in Embarq’s consolidated financial statements against the variability in interest payments that would result from a change in interest rates before the debt was issued at the time of the spin-off. However, because the forecasted interest payments of debt started after the spin-off, the derivative instruments did not qualify for hedge accounting treatment in our consolidated financial statements. As such, included in discontinued operations in 2006 is $43 million in gains, after tax, realized from the change in fair value of these interest rate collars.

Foreign Currency Risk

We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $20 million and net foreign currency receivables from international operations was $20 million as of December 31, 2006. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.

Equity Risk

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and industries in which the companies operate. These securities, which are classified in investments and marketable securities on the consolidated balance sheets, include equity method investments, investments in private securities, available-for-sale securities and equity derivative instruments.

We entered into a series of option contracts associated with our investment in NII Holdings in order to hedge the price risk associated with this security. The first of these contracts did not qualify for hedge accounting and the changes in fair value of that contract were recognized in earnings during the period of change. The remainder of these equity derivative instruments were settled in December 2006. Additional information regarding our derivative instruments can be found in note 10 of the Notes to Consolidated Financial Statements appearing at the end of this annual report on Form 10-K.

In certain business transactions, we are granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

During 2002 and 2003, we entered into variable prepaid forward contracts to monetize equity securities held as available for sale. The derivatives were designated as cash flow hedges to reduce the variability in expected cash flows related to the forecasted sale of the underlying equity securities. These prepaid contracts were settled between the fourth quarter 2004 and fourth quarter 2005.

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

In connection with the preparation of this Form 10-K as of December 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2006 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the quarter ended December 31, 2006, we completed various phases of our systems and processes consolidation plan. These included migrating certain operating leases on to a single accounting system, migrating certain customers onto a single billing platform, transitioning part of our call traffic to a new call processing system and standardizing the majority of our stores onto one point of sale system. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on management’s assessment of our internal control over financial reporting. This report appears on page F-4.

As discussed in note 3 to the consolidated financial statements, we completed the acquisition of Nextel Partners, Inc. in June 2006. We have excluded Nextel Partners from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. The accounts of Nextel Partners represent about 2% of our $97.2 billion in total assets and 2% of our $41.0 billion in net operating revenues included in our consolidated financial statements as of and for the year ended December 31, 2006.

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Election of Directors — Nominees for Director,” “— Board Committees and Director Meetings — The Audit Committee” and “— Board Committees and Director Meetings — The Nominating and Corporate Governance Committee” in our proxy statement relating to our 2007 annual meeting of shareholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this report under “Executive Officers of the Registrant.” The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2007 annual meeting of shareholders, which will be filed with the SEC.

We have adopted the Sprint Nextel Code of Conduct, which applies to all of our directors, officers and employees. The Code of Conduct is publicly available on our website at http://www.sprint.com/governance. If we make any amendment to our Code of Conduct, other than a technical, administrative or non-substantive amendment, or we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors — Compensation of Directors,” “Executive Compensation” and “Human Capital and Compensation Committee Report” in our proxy statement relating to our 2007 annual meeting of shareholders, which will be filed with the SEC. No information is required by this item regarding compensation committee interlocks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, other than the equity compensation plan information below, is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2007 annual meeting of shareholders, which will be filed with the SEC.

Equity Compensation Plan Information

We have several equity compensation plans under which we may issue awards of shares of our common stock, or grant securities exercisable for or convertible into shares of our common stock, to employees and directors. These plans consist of the 1997 Long-Term Stock Incentive Program, or the 1997 Program, the Employees Stock Purchase Plan, or ESPP, and the Nextel Incentive Equity Plan, or Nextel Equity Plan. The 1997 Program and the ESPP were approved by our shareholders, and the Nextel Equity Plan had been approved by Nextel’s shareholders. Before April 18, 2005, options could also be granted pursuant to the terms of the Management Incentive Stock Option Plan, or MISOP, which was also approved by our shareholders. Options remain outstanding under the MISOP.

The following table provides information about the shares of common stock, Series 1, that may be issued upon exercise of awards as of December 31, 2006.

					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued		Weighted-average		Future Issuance Under
	Upon Exercise of		Exercise Price of		Equity Compensation Plans
	Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column (a))
	(a)		(b)		(c)

Equity compensation plans approved by shareholders of common stock, Series 1	116,870,231	(1)	$25.43	(2)	119,666,415	(3)(4)(5)(6)
Equity compensation plans not approved by shareholders of common stock, Series 1	63,743,620	(7)	$20.20	(8)	49,382,450	(9)

Total	180,613,851				169,048,865

(1)	Includes 74,248,536 options and 8,667,079 restricted stock units outstanding under the 1997 Program and 33,193,692 options outstanding under the MISOP. Also includes 4,147 shares of common stock issuable under the 1997 Program as a result of the purchase of those shares by directors with fourth quarter 2006 fees and purchase rights to acquire 756,777 shares of common stock accrued at December 31, 2006 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 90% of the market value on the last business day of the offering period.

(2)	The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program. These restricted stock units have no exercise price. The weighted average price also does not take into account the 4,147 shares of common stock issuable as a result of the purchase of those shares by directors with fourth quarter 2006 fees; the purchase price of these shares was $19.05 for each share. The weighted average purchase price also does not take into account the 756,777 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $17.14 for each share.

(3)	Of these shares, 97,294,764 shares of common stock were available under the 1997 Program. Although it is not our intention to do so, all of the shares, plus any shares that become available due to forfeiture of outstanding awards, could be issued in a form other than options, warrants or rights.

(4)	Includes 22,371,651 shares of common stock available for issuance under the ESPP after issuance of the 756,777 shares purchased in the fourth quarter 2006 offering. See note 1 above.

(5)	Under the 1997 Program, the number of shares increases on January 1 of each year by 1.5% of the common stock outstanding on that date. No awards may be granted after April 15, 2007.

(6)	No new options may be granted under the MISOP and therefore this figure does not include any shares of our common stock that may be issued under the MISOP. Most options outstanding under the MISOP, however, grant the holder the right to receive additional options to purchase our common stock if the holder, when exercising a MISOP option, makes payment of the purchase price using shares of previously owned stock. The additional option gives the holder the right to purchase the number of shares of our common stock utilized in payment of the purchase price and tax withholding. The exercise price for this option is equal to the market price of the stock on the date the option is granted, and this option becomes exercisable one year from the date the original option is exercised. This option does not include a right to receive additional options.

(7)	Consists of 63,239,468 options and 504,152 deferred shares outstanding under the Nextel Equity Plan.

(8)	The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of deferred shares issued under the Nextel Equity Plan. These deferred shares have no exercise price.

(9)	Under NYSE rules, awards of these shares may not be granted to employees who were employed by Sprint before the Sprint-Nextel merger. Although it is not our intention to do so, all of the shares, plus any shares that become available due to forfeiture of outstanding awards, could be issued in a form other than options, warrants or rights. No awards may be granted pursuant to the Nextel Equity Plan after July 13, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Election of Directors — Independence of Directors” in our proxy statement relating to our 2007 annual meeting of shareholders, which will be filed with the SEC.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in our proxy statement relating to our 2007 annual meeting of shareholders, which will be filed with the SEC.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The consolidated financial statements of Sprint Nextel filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.

2.	The financial statement schedule of Sprint Nextel filed as part of this report is listed in the Index to Consolidated Financial Statements and Financial Statement Schedule. All other financial statement schedules are not required under the related instructions, or are inapplicable and therefore have been omitted.

3.	The following exhibits are filed as part of this report:

(2)	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation dated as of May 1, 2006 (filed as Exhibit 2.1 to Amendment No. 4 to Form 10 of Embarq Corporation (File No. 001-32732) filed May 2, 2006 and incorporated herein by reference).*

(3)	Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed as Exhibit 3 to Sprint Nextel’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).

(4)	Instruments defining the Rights of Sprint Nextel Security Holders:

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1.

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2.

4.3.1	Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Nextel’s Registration Statement on Form 8-A relating to Sprint Nextel’s Rights, filed April 12, 2004, and incorporated herein by reference).

4.3.2	Amendment dated June 17, 2005 to Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, effective August 12, 2005 (filed as Exhibit 4(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

4.4	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and incorporated herein by reference), as supplemented by the First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee (filed as Exhibit 4(b) to Sprint Nextel’s Current Report on Form 8-K filed February 3, 1999 and incorporated herein by reference), and as supplemented by the Second Supplemental Indenture dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A. as Trustee (filed as Exhibit 99 to Sprint Nextel’s Current Report on Form 8-K/A filed October 29, 2001 and incorporated herein by reference).

(10)	Material Agreements:

10.1	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, TCI Telephony Services, Inc., Cox Communications, Inc., and Comcast Corporation (filed as Exhibit 10.2 to Amendment No. 1 to Sprint Nextel’s Registration Statement No. 333-64241 on Form S-3 and incorporated herein by reference).

10.2.1	Letter Agreement between Motorola, Inc. and Nextel dated November 4, 1991 (filed November 15, 1991 as Exhibit 10.47 to Nextel’s Registration Statement No. 33-43415 on Form S-1 and incorporated herein by reference).**

10.2.2	iDEN Infrastructure {**} Supply Agreement between Motorola and Nextel dated April 13, 1999 (filed as Exhibit 10.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).**

10.2.3	Term Sheet for Subscriber Units and Services Agreement dated December 31, 2003 between Nextel and Motorola (filed as Exhibit 10.1.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).**

10.2.4	Second Extension Amendment to the iDEN Infrastructure 5-Year Supply Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc. (filed as Exhibit 10.1.20 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.2.5	Amendment Seven to the Term Sheet for Subscriber Units and Services Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc. (filed as Exhibit 10.1.21 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).**

10.3	Credit Agreement, dated as of December 19, 2005, among Sprint Nextel Corporation, Sprint Capital Corporation and Nextel Communications, Inc., the lenders named therein, and JPMorgan Chase Bank, N.A. as Administrative Agent (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed December 21, 2005 and incorporated herein by reference).

(10)	Executive Compensation Plans and Arrangements:

10.4	Sprint Nextel Short-Term Incentive Plan (filed as Exhibit 10.4 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.5	Summary of 2007 Short-Term Incentive Plan.

10.6	Sprint Nextel 2006-2007 Integration Overachievement Plan (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).

10.7	Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended (filed as Exhibit 10(aa) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.8	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer (filed as Exhibit 10(a) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.9	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers (filed as Exhibit 10(b) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.10	Form of 2004 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10(c) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.11	Form of 2005 Award Agreement (awarding restricted stock units) with Directors (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed February 14, 2005 and incorporated herein by reference).

10.12	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer (filed as Exhibit 10(dd) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.13	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers (filed as Exhibit 10(ff) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.14	Form of Award Agreement (awarding stock options and restricted stock units) with Messrs. Forsee and Lauer (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed March 15, 2005 and incorporated herein by reference).

10.15	Form of 2006 Award Agreement (awarding stock options) with Mr. Donahue (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed February 10, 2006 and incorporated herein by reference).

10.16	Form of 2006 Award Agreement (awarding stock options) with Messrs. Forsee and Lauer (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed February 10, 2006 and incorporated herein by reference).

10.17	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for non-employee directors of Sprint Nextel (filed as Exhibit 10.1 to Sprint Nextel’s Current Report of Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.18	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for Timothy M. Donahue (filed as Exhibit 10.2 to Sprint Nextel’s Current Report of Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.19	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for Gary D. Forsee and Len J. Lauer (filed as Exhibit 10.3 to Sprint Nextel’s Current Report on Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.20	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for the other executive officers with Nextel employment agreements (filed as Exhibit 10.4 to Sprint Nextel’s Current Report on Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.21	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for other executive officers (filed as Exhibit 10.5 to Sprint Nextel’s Current Report on Form 8-K filed June 16, 2006 and incorporated herein by reference).

10.22	Form of Award Agreement for Restricted Stock Units Award under the 1997 Long-Term Stock Incentive Program for retention awards made to certain executive officers (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

10.23	Summary of 2007 Long-Term Incentive Plan.

10.24	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for Gary D. Forsee.

10.25	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for executive officers with Nextel employment agreements.

10.26	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for other executive officers.

10.27	Nextel Amended and Restated Incentive Equity Plan (filed as Annex J to the joint proxy statement/prospectus included as part of Sprint Nextel’s Registration Statement No. 333-123333 on Form S-4, as filed on June 10, 2005, and incorporated herein by reference).

10.28	Form of Deferred Share Agreement — Recognition Award under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed March 2, 2005 and incorporated herein by reference).

10.29	Form of Nonqualified Stock Option Agreement (Employee Form) under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.3 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.30	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan (filed as Exhibit 10.4 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.31	Management Incentive Stock Option Plan, as amended (filed as Exhibit 10(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.32.1	Employment Agreement dated as of March 19, 2003, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10(c) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

10.32.2	Amendment No. 1, dated as of December 15, 2004, to the Employment Agreement dated as of March 19, 2003 by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10 to Sprint Nextel’s Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

10.32.3	Amendment No. 2, dated as of March 15, 2005, to the Employment Agreement dated as of March 19, 2003, as amended by Amendment No. 1, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee (filed as Exhibit 10(c) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

10.33.1	Employment Agreement, effective as of July 1, 2003, by and between Nextel Communications, Inc. and Timothy M. Donahue (filed as Exhibit 10.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).

10.33.2	Letter dated December 15, 2004, from Timothy M. Donahue to Nextel Communications, Inc. (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed December 17, 2004 and incorporated herein by reference).

10.33.3	Amendment No. 1, dated as of March 15, 2005, to the Employment Agreement dated as of July 1, 2003, by and among Nextel Communications, Inc. and Timothy M. Donahue (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed March 15, 2005 and incorporated herein by reference).

10.34.1	Executive Agreement dated as of July 30, 2001 by and among Sprint Nextel, Sprint/United Management Company, and Len Lauer (filed as Exhibit 10(bb) to Sprint Nextel Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference).

10.34.2	First Amendment to the Employment Agreement of Len Lauer, dated October 26, 2006 (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed November 1, 2006 and incorporated herein by reference).

10.35	Employment Agreement dated April 1, 2004, between Paul N. Saleh and Nextel Communications, Inc. (filed as Exhibit 10.2.2 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.36	Employment Agreement between Sprint Corporation and Timothy E. Kelly (filed as Exhibit 10(h) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference).

10.37	Employment Agreement with Kathryn A. Walker (filed as Exhibit 10(x) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2003 and incorporated herein by reference).

10.38.1	Employment Agreement dated April 1, 2004, between Barry J. West and Nextel Communications, Inc. (filed as Exhibit 10.2.3 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.38.2	First Amendment to the Employment Agreement of Barry J. West, dated July 25, 2006 (filed as Exhibit 10.3 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

10.39	Employment Agreement dated as of March 15, 2005, by and among Nextel Communications, Inc. and Richard LeFave (filed as Exhibit 10.32 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

10.40	Employment Agreement dated April 1, 2004, between Leonard J. Kennedy and Nextel Communications, Inc. (filed as Exhibit 10.2.4 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.41	Employment Agreement dated as of March 15, 2005, by and among Nextel Communications, Inc. and William G. Arendt (filed as Exhibit 10.2 to Nextel’s Current Report on Form 8-K filed March 15, 2005 and incorporated herein by reference).

10.42	Employment Agreement dated as of February 12, 2007, between Sprint Nextel Corporation and Mark Angelino.

10.43	Employment Agreement dated as of February 6, 2007, between Sprint Nextel Corporation and Richard Lindahl.

10.44	Sprint Nextel Deferred Compensation Plan, amended and restated effective May 17, 2006 (filed as Exhibit 10.7 to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference).

10.45	Sprint Executive Deferred Compensation Plan, as amended, including summary of certain Amendments to the Executive Deferred Compensation Plan (filed as Exhibit 10.2 to Sprint Nextel’s Current Report on Form 8-K filed October 12, 2004 and incorporated herein by reference).

10.46	Amended and Restated Centel Directors Deferred Compensation Plan (filed as Exhibit 10(c) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference).

10.47	Director’s Deferred Fee Plan, as amended (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed February 14, 2005 and incorporated herein by reference).

10.48	Nextel Amended and Restated Cash Compensation Deferral Plan (filed as Exhibit 10.1 to Nextel’s Current Report on Form 8-K filed December 13, 2004 and incorporated herein by reference).

10.49	Sprint Nextel Corporation Change in Control Severance Plan dated January 1, 2007, in which all of our executive officers, except Gary Forsee, participate.

10.50.1	Nextel Change of Control Retention Bonus and Severance Pay Plan dated July 14, 1999 (filed as Exhibit 10.12 to Nextel’s Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.50.2	First Amendment, dated September 19, 2002, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed as Exhibit 10.1 to Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

10.50.3	Second Amendment, dated August 12, 2005, to Nextel’s Change of Control Retention Bonus and Severance Pay Plan (filed as Exhibit 99.6 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).

10.51	Sprint Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10(l) to Sprint Nextel’s Annual Report on Form 10-K/A for the year ended December 31, 2001 and incorporated herein by reference). Summary of Amendments to the Sprint Supplemental Executive Retirement Plan (filed as Exhibit 10(ee) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and incorporated herein by reference).

10.52	Retirement Plan for Directors, as amended (filed as Exhibit 10(u) to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

10.53	Certain Benefits and Fees for Named Executive Officers and Directors.

10.54	Summary of Director Communications Benefit (filed as Exhibit 10.1 to Sprint Nextel’s Current Report on Form 8-K filed July 27, 2006 and incorporated herein by reference).

10.55	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers.

10.56	Embarq Corporation 2006 Equity Incentive Plan (filed as Exhibit 10.13 to Amendment No. 4 to the Form 10 of Embarq Corporation (File No. 001-32732) filed May 2, 2006 and incorporated herein by reference).

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules and/or exhibits not filed will be furnished to the SEC upon request.

**	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

Sprint Nextel will furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of long-term debt that do not exceed 10% of the total assets of Sprint Nextel.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By	/s/ Gary D. Forsee
Gary D. Forsee
Chairman, Chief Executive Officer and President

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March, 2007.

/s/  Gary D. Forsee
Gary D. Forsee
Chairman, Chief Executive Officer and President

/s/  Paul N. Saleh
Paul N. Saleh
Chief Financial Officer

/s/  William G. Arendt
William G. Arendt
Senior Vice President & Controller
Principal Accounting Officer

SIGNATURES

SPRINT NEXTEL CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March, 2007.

/s/ Gary D. Forsee Gary D. Forsee, Chairman	/s/ V. Janet Hill V. Janet Hill, Director

/s/ Keith J. Bane Keith J. Bane, Director	/s/ Irvine O. Hockaday, Jr. Irvine O. Hockaday, Jr., Director

/s/ Robert R. Bennett Robert R. Bennett, Director	/s/ William E. Kennard William E. Kennard, Director

Gordon M. Bethune, Director	/s/ Linda K. Lorimer Linda K. Lorimer, Director

Frank M. Drendel, Director	/s/ William H. Swanson William H. Swanson, Director

/s/ James H. Hance, Jr. James H. Hance, Jr., Director

SPRINT NEXTEL CORPORATION

Index to Consolidated Financial Statements and Financial Statement Schedule

Page
Reference

Consolidated Financial Statements
Management Report	F-2
Reports of KPMG LLP, Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-5
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-7
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	F-63

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

The consolidated financial statements included in this document have been audited by KPMG LLP, independent registered public accounting firm. All audits were conducted using standards of the Public Company Accounting Oversight Board (United States) and KPMG’s reports and consents are included herein.

The Board of Directors’ responsibility for these consolidated financial statements is pursued mainly through its Audit Committee. The Audit Committee, composed entirely of directors who are not officers or employees of Sprint Nextel, meets periodically with Sprint Nextel’s internal auditors and independent registered public accounting firm, both with and without management present, to assure that their respective responsibilities are being fulfilled. The internal auditors and independent registered public accounting firm have full access to the Audit Committee to discuss auditing and financial reporting matters.

/s/  Gary D. Forsee

Gary D. Forsee
Chairman, Chief Executive Officer and President

/s/  Paul N. Saleh

Paul N. Saleh
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sprint Nextel Corporation:

We have audited the accompanying consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II — Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Nextel Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 17 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006. As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in the fourth quarter of 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sprint Nextel Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/
KPMG LLP

McLean, Virginia
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sprint Nextel Corporation:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing in Item 9A. Controls and Procedures, that Sprint Nextel Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Nextel Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sprint Nextel Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Sprint Nextel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Sprint Nextel Corporation acquired Nextel Partners, Inc. in June 2006, and management excluded from its assessment of the effectiveness of Sprint Nextel Corporation’s internal control over financial reporting as of December 31, 2006, Nextel Partners, Inc.’s internal control over financial reporting. The accounts of Nextel Partners, Inc. represent about 2% of the total assets and net operating revenues included in the consolidated financial statements of Sprint Nextel Corporation and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Sprint Nextel Corporation also excluded an evaluation of the internal control over financial reporting of Nextel Partners, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

McLean, Virginia
March 1, 2007

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in millions, except share data)

ASSETS
Current assets
Cash and cash equivalents	$2,046	$8,903
Marketable securities	15	1,763
Accounts receivable, net	4,595	4,166
Inventories	1,176	776
Deferred tax assets	923	1,789
Prepaid expenses and other current assets	1,549	779
Current assets of discontinued operations	—	916

Total current assets	10,304	19,092
Investments	253	2,543
Property, plant and equipment, net	25,868	23,329
Intangible assets
Goodwill	30,904	21,288
FCC licenses	19,519	18,023
Customer relationships, net	7,256	8,651
Other intangible assets, net	2,378	1,345
Other assets	679	632
Non-current assets of discontinued operations	—	7,857

	$97,161	$102,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,463	$3,562
Accrued expenses and other liabilities	5,192	4,622
Current portion of long-term debt and capital lease obligations	1,143	5,045
Current liabilities of discontinued operations	—	822

Total current liabilities	9,798	14,051
Long-term debt and capital lease obligations	21,011	19,969
Deferred tax liabilities	10,095	10,405
Pension and other postretirement benefit obligations	244	1,385
Other liabilities	2,882	2,753
Non-current liabilities of discontinued operations	—	2,013

Total liabilities	44,030	50,576

Commitments and contingencies
Seventh series redeemable preferred shares	—	247
Shareholders’ equity
Common shares
Voting, par value $2.00 per share, 6.500 billion shares authorized, 2.951 billion shares issued and 2.897 billion shares outstanding and 2.923 billion shares issued and outstanding	5,902	5,846
Non-voting, par value $0.01 per share, 100 million shares authorized, 0 shares issued and outstanding and 38 million shares issued and outstanding	—	—
Paid-in capital	46,664	46,136
Retained earnings	1,638	681
Treasury shares, at cost	(925)	—
Accumulated other comprehensive loss	(148)	(726)

Total shareholders’ equity	53,131	51,937

	$97,161	$102,760

See Notes to Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share amounts)

Net operating revenues	$41,028	$28,789	$21,647
Operating expenses
Costs of services and products (exclusive of depreciation included below)	16,567	12,489	9,838
Selling, general and administrative	12,178	8,916	6,459
Severance, lease exit costs and asset impairments	207	43	3,691
Depreciation	5,738	3,864	3,651
Amortization	3,854	1,336	7

	38,544	26,648	23,646

Operating income (loss)	2,484	2,141	(1,999)

Other income (expense)
Interest expense	(1,533)	(1,294)	(1,218)
Interest income	301	236	60
Equity in (losses) earnings of unconsolidated investees, net	(6)	107	(41)
Realized gain on sale or exchange of investments	205	62	15
Other, net	32	39	(61)

	(1,001)	(850)	(1,245)

Income (loss) from continuing operations before income taxes	1,483	1,291	(3,244)
Income tax (expense) benefit	(488)	(470)	1,238

Income (loss) from continuing operations	995	821	(2,006)
Discontinued operations, net	334	980	994
Cumulative effect of change in accounting principle, net	—	(16)	—

Net income (loss)	1,329	1,785	(1,012)
Earnings allocated to participating securities	—	—	(9)
Preferred shares dividends	(2)	(7)	(7)

Income (loss) available to common shareholders	$1,327	$1,778	$(1,028)

Basic earnings (loss) per common share
Continuing operations	$0.34	$0.40	$(1.40)
Discontinued operations	0.11	0.48	0.69
Cumulative effect of change in accounting principle	—	(0.01)	—

Total	$0.45	$0.87	$(0.71)

Basic weighted average common shares outstanding	2,950	2,033	1,443

Diluted earnings (loss) per common share
Continuing operations	$0.34	$0.40	$(1.40)
Discontinued operations	0.11	0.48	0.69
Cumulative effect of change in accounting principle	—	(0.01)	—

Total	$0.45	$0.87	$(0.71)

Diluted weighted average common shares outstanding	2,972	2,054	1,443

See Notes to Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Cash flows from operating activities
Net income (loss)	$1,329	$1,785	$(1,012)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(334)	(980)	(994)
Provision for losses on accounts receivable	656	388	318
Depreciation and amortization	9,592	5,200	3,658
Deferred income taxes	468	798	(749)
Share-based compensation expense	338	254	85
Gain on sale or exchange of equity investments	(205)	(62)	(15)
Losses on impairment of assets	69	44	3,538
Other, net	(70)	108	249
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(582)	(364)	(540)
Inventories and other current assets	(254)	23	(86)
Accounts payable and other current liabilities	(1,024)	380	7
Increase in communications towers lease liability	—	1,195	—
Non-current assets and liabilities, net	72	(114)	19

Net cash provided by continuing operations	10,055	8,655	4,478
Net cash provided by discontinued operations	903	2,024	2,155

Net cash provided by operating activities	10,958	10,679	6,633

Cash flows from investing activities
Capital expenditures	(7,556)	(5,057)	(3,980)
Expenditures relating to FCC licenses and other intangibles	(822)	(150)	(35)
Proceeds from spin-off of local communications business, net	1,821	—	—
Proceeds from sale of Embarq notes	4,447	—	—
Cash acquired in Nextel merger, net of cash paid	—	1,183	—
Acquisitions, net of cash acquired	(10,481)	(1,371)	—
Purchases of marketable securities	(527)	(821)	(542)
Cash collateral for securities loan agreements	(866)	—	—
Proceeds from maturities and sales of marketable securities	1,657	808	444
Proceeds from sales of assets and investments	842	648	77
Distributions from unconsolidated investees, net	—	167	(20)
Other, net	93	(131)	—

Net cash used in investing activities	(11,392)	(4,724)	(4,056)

Cash flows from financing activities
Borrowings under bank credit facilities	—	3,200	—
Retirement of bank credit facilities	(3,700)	(3,200)	—
Purchase and retirements of debt	(4,342)	(1,170)	(1,884)
Proceeds from issuance of debt securities	1,992	—	—
Net issuances and maturities of commercial paper	514	—	—
Proceeds from securities loan agreements	866	—	—
Retirement of redeemable preferred shares	(247)	—	—
Purchase of common shares	(1,643)	—	—
Proceeds from issuance of common shares	405	432	1,874
Dividends paid	(296)	(525)	(670)
Other, net	28	35	—

Net cash used in financing activities	(6,423)	(1,228)	(680)

Net (decrease) increase in cash and cash equivalents	(6,857)	4,727	1,897
Cash and cash equivalents, beginning of period	8,903	4,176	2,279

Cash and cash equivalents, end of period	$2,046	$8,903	$4,176

See Notes to Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in millions)

								Accumulated
							Retained	Other
	Common Shares		Paid-in	Treasury Shares		Comprehensive	Earnings	Comprehensive
	Shares(1)	Amount	Capital	Shares	Amount	Income (Loss)	(Deficit)	Loss	Total

Balance, January 1, 2004	1,939	$2,844	$10,084	—	$—		$906	$(721)	$13,113
Comprehensive loss
Net loss						$(1,012)	(1,012)		(1,012)
Other comprehensive income (loss), net of tax
Additional minimum pension liability						(21)
Foreign currency translation adjustment						20
Unrealized holding gains on securities						21
Reclassification adjustment for realized gains on securities						(18)
Unrealized holding losses on qualifying cash flow hedges						(7)
Reclassification adjustments for losses on cash flow hedges						10

Other comprehensive income						5		5	5

Comprehensive loss						$(1,007)

Issuance of common shares, net	54	106	1,855						1,961
Common shares dividends(2)			(183)				(480)		(663)
Preferred shares dividends			(7)						(7)
Share based compensation expense			129						129
Conversion of PCS common shares into FON or voting common shares	(518)	—							—
Other, net			(5)						(5)

Balance, December 31, 2004	1,475	2,950	11,873	—	—		(586)	(716)	13,521
Comprehensive income
Net income						$1,785	1,785		1,785
Other comprehensive income (loss), net of tax
Additional minimum pension liability						(59)
Foreign currency translation adjustment						(9)
Unrealized holding gains on securities						64
Reclassification adjustment for realized gains on securities						(16)
Reclassification adjustments for losses on cash flow hedges						10

Other comprehensive loss						(10)		(10)	(10)

Comprehensive income						$1,775

Common shares issued to Nextel shareholders	1,452	2,829	32,816						35,645
Issuance of common shares, net	34	67	458						525
Common shares dividends							(518)		(518)
Preferred shares dividends			(7)						(7)
Share-based compensation expense			302						302
Conversion of Nextel vested share-based awards upon merger			639						639
Other, net			55						55

Balance, December 31, 2005	2,961	5,846	46,136	—	—		681	(726)	51,937
Cumulative effect of adopting SAB No. 108(3)							(50)		(50)
Comprehensive income
Net income						$1,329	1,329		1,329
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefit cost						(17)
Foreign currency translation adjustment						9
Unrealized holding gains on securities						203
Reclassification adjustment for realized gains on securities						(288)
Unrealized holding losses on qualifying cash flow hedges						(148)
Reclassification adjustments for losses on cash flow hedges						157

Other comprehensive loss						(84)		(84)	(84)

Comprehensive income						$1,245

Issuance of common shares, net	28	56	324	(6)	95		(26)		449
Purchase of treasury shares				98	(1,643)				(1,643)
Common shares dividends							(294)		(294)
Preferred shares dividends							(2)		(2)
Share-based compensation expense			354						354
Conversion of non-voting common shares to voting common shares	(38)	—	(623)	(38)	623				—
Accelerated vesting of Nextel share-based awards			51						51
Spin-off of local communications business			401					662	1,063
Other, net			21						21

Balance, December 31, 2006	2,951	$5,902	$46,664	54	$(925)		$1,638	$(148)	$53,131

(1)	See note 16 for information regarding common shares, including information relating to the 2006 conversion of non-voting common shares and the 2004 conversion of PCS common shares into voting common shares.

(2)	In 2004, voting common shares dividends were charged against paid-in capital in the quarterly period in which retained earnings were in a deficit position.

(3)	See note 17 for details of adoption of SAB No. 108.

See Notes to Consolidated Financial Statements.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Operations, Significant Accounting Policies and Other Information

Summary of Operations

We are a global communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government customers. We have organized our operations to meet the needs of our targeted customer groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. Our Series 1 voting common stock trades on the New York Stock Exchange, or NYSE, under the symbol “S.”

We offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, in part through commercial affiliation arrangements between us and third party affiliates, each referred to as a PCS Affiliate. We, together with the four remaining PCS Affiliates, provide code division multiple access, or CDMA, based personal communications services, or PCS, under the Sprint® brand name. The PCS Affiliates offer digital wireless service mainly in and around smaller U.S. metropolitan areas on wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. We also offer numerous sophisticated data messaging, imaging, entertainment and location-based applications, marketed as Power VisionSM, across our CDMA network that utilize high-speed evolution data optimized, or EV-DO, technology.

We also offer digital wireless services under our Nextel® and Boost Mobile® brands using integrated Digital Enhanced Network, or iDEN®, technology. Both brands feature our industry-leading walkie-talkie services, or Direct Connect®, which give subscribers the ability to communicate instantly across the continental United States and to and from Hawaii, and, through agreements with other iDEN-based providers, to and from selected markets in Canada, Latin America and Mexico, as well as a variety of digital wireless mobile telephone and wireless data transmission services. In order to offer subscribers of our iDEN services all of the benefits of applications on our CDMA network and our walkie-talkie features, we have introduced a new line of combined CDMA-iDEN devices, marketed as PowerSourceTM, that feature voice applications over our CDMA network and our walkie-talkie applications over our iDEN network.

Our operations include the results of several companies acquired during 2006 and 2005, including Nextel Communications, Inc., beginning either as of the date that each respective company was acquired or from the start of the month closest to the acquisition. Accordingly, these transactions affect the comparability of our reported results with those reported for prior periods. See note 3 for additional information regarding these transactions.

On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our Local segment as reported in our consolidated financial statements in prior periods. The results of operations, balance sheets and the operating cash flows from this business are presented as discontinued operations for all periods presented. The footnotes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to Embarq. See note 2 for additional information regarding this transaction.

Consolidation Policies, Estimates and Reclassifications

The consolidated financial statements include our accounts, and those of our wholly owned subsidiaries, and subsidiaries we control, as well as variable interest entities where we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated in consolidation. We use the equity method to account for equity investments in unconsolidated entities in which we have the ability to exercise significant influence over operating and financial policies. We recognize all changes in our proportionate share of the equity of these entities resulting from their equity transactions as adjustments to our investment and shareholders’ equity balances.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and definite lived intangible assets, intangible asset impairment analyses and tax accruals.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents generally include highly liquid investments with original maturities at purchase of three months or less. These investments include money market funds, U.S. government and government-sponsored debt securities, corporate debt securities, municipal securities and bank-related securities. All securities meet our investment policy guidelines and are stated at cost.

Supplemental Cash Flow Information from Continuing Operations

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Interest paid, net of capitalized interest	$1,589	$1,232	$1,203
Interest received	303	229	60
Income taxes paid (received)	247	97	(70)

Our non-cash activities included the following:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Common stock issued
Acquisition of Nextel	$—	$35,645	$—
Vested stock option awards exchanged in acquisition of Nextel	—	639	—
Conversion of non-voting common shares to voting common shares	623	—	—
Employee benefit stock plans	44	90	53
Earthlink common stock used to extinguish debt	—	90	48

Investments

We record our investments in marketable equity securities at fair value as we consider them available-for-sale securities. Accordingly, we record unrealized holding gains and losses on these securities in accumulated other comprehensive income (loss), net of related income tax. Realized gains or losses are reclassified from accumulated other comprehensive income (loss) into earnings based on specific identification. During 2006 and 2005, we recognized gross unrealized holding gains of $6 million and $143 million, and gross unrealized losses of $8 million in 2006, on equity securities. See note 10 for information regarding our sale of NII Holdings, Inc. available-for-sale securities in 2006. Certain other equity securities are accounted for at cost.

We record our investments in debt securities, including auction rate securities, at amortized cost and classify these securities as current assets on the consolidated balance sheets when the original maturities at purchase are greater than 90 days but less than one year. Interest on investments in debt securities is reinvested and

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in interest income in the consolidated statements of operations. During 2006, 2005 and 2004, we recognized $122 million, $96 million, and $11 million of interest income, respectively, on these securities.

We assess any declines in the value of individual investments to determine whether the decline is other-than-temporary and thus the investment is impaired. We make this assessment by considering available evidence, including changes in general market conditions, specific industry and individual company data, the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the individual company and our intent and ability to hold the investment.

We account for our 47% interest in Virgin Mobile USA using the equity method. The carrying value of the investment is reflected as a $180 million long-term liability. This negative carrying value of the investment results from our recognizing equity method losses which reduced the investment balance to zero followed by the return of capital of $180 million from Virgin Mobile USA in 2005. We have accounted for the return of capital as a liability as Virgin Mobile USA funded the distribution with proceeds from a loan. As a result of this repayment, under the terms of the joint venture agreement, we no longer hold any right to a guaranteed distribution in liquidation. In 2006, we extended Virgin Mobile USA credit via our $50 million participation as a lender in a $100 million revolving credit facility. We have a $29 million loan receivable included in other assets reflecting Virgin Mobile USA’s net outstanding draws on the facility as of December 31, 2006.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform account level analysis with respect to certain of our long distance customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, current economic trends, estimates of forecasted write-offs, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors.

Inventories

Inventories of handsets and accessories in the Wireless segment and inventories in the Long Distance segment are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenues.

Benefit Plans

We provide a defined benefit pension plan and certain other postretirement benefits to certain employees. We also sponsor a defined contribution plan for all employees. Effective December 31, 2006, we adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires the recognition of the overfunded or underfunded status of a benefit plan, measured as the difference between the fair value of the plan assets and the benefit obligations as an asset or liability in the consolidated balance sheet; it also requires that the changes in the funded status be recorded through comprehensive income in the year in which those changes occur. Accordingly, we have recognized the aggregate amounts of all underfunded plans in our consolidated balance sheet. See note 11 for a comprehensive discussion of our benefit plans, including a discussion of the adoption of SFAS No. 158.

Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also recorded for net operating loss,

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital loss and tax credit carryforwards. We are required to estimate the amount of taxes payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine that it is more likely than not that the asset will not be realized. Additionally, we establish reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. See note 12 for more information.

Property, Plant and Equipment

We record property, plant and equipment, or PP&E, including improvements that extend useful lives, at cost. PP&E primarily includes network equipment and software, buildings and improvements, non-network internal use software, network asset inventory and construction in progress, and office equipment. Network equipment and software includes switching equipment and cell site towers, base transceiver stations, other radio frequency equipment, internal use software, digital fiber-optic cable, conduit, transport facilities, and transmission-related equipment. Buildings and improvements principally consists of owned general office facilities, leasehold improvements and retail stores. Non-network internal use software, office equipment and other primarily consists of furniture, information technology equipment and vehicles. Network asset inventory and construction in progress primarily includes materials, transmission and related equipment, labor, engineering, site development, interest and other costs relating to the construction and development of our network. Assets under construction are not depreciated until placed into service. Capitalized interest incurred in connection with the construction of capital assets totaled $113 million in 2006, $53 million in 2005 and $56 million in 2004. Repair and maintenance costs are expensed as incurred.

We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs are included in property, plant and equipment and, when the software is placed in service, are depreciated over estimated useful lives of up to ten years. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred.

The cost of PP&E generally is depreciated on a straight-line basis over estimated economic useful lives. Amortization of assets recorded under capital leases is recorded in depreciation expense. We depreciate leasehold improvements over the shorter of the lease term or the estimated useful life of the respective assets. We depreciate buildings, network equipment and software over estimated useful lives of up to 31 years, with about 66% of those assets being depreciated between five and 15 years, and office equipment and other depreciable property, plant and equipment over estimated useful lives of up to 12 years, with about 85% of those assets being depreciated between three and five years. We calculate depreciation on certain of our assets using the group life method; accordingly, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized.

Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we perform annual internal studies to confirm the appropriateness of depreciable lives for most categories of PP&E. These studies utilize models, which take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, to calculate the remaining life of our asset base. When these factors indicate the useful lives of PP&E are different from the original assessment, we depreciate the remaining book values prospectively over the adjusted estimated useful lives. In addition to performing our annual studies, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $7.4 billion as of December 31, 2006, and our future strategic plans for this network, as a larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. For software projects that are under development, we periodically assess the probability of deployment into the business to determine if an impairment charge is required.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations, in the fourth quarter 2005 resulting in a cumulative adjustment due to a change in accounting principle, after tax, of $16 million. The adjustment was due to the recognition of asset retirement obligations primarily related to our discontinued operations for environmental remediation requirements and contractual obligations for which estimated settlement dates can be determined.

Intangible Assets

  Goodwill and Other Indefinite Lived Intangibles

We have identified our licenses to use wireless spectrum issued by the Federal Communications Commission, or FCC, and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite lived intangibles for impairment annually on October 1, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of a significant asset group within a reporting unit, and/or slower growth rates, among others.

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

When required, we test other indefinite lived intangibles for impairment by comparing an asset’s respective carrying value to estimates of fair value, determined using the direct value method. Our FCC licenses are combined as a single unit of accounting following the unit of accounting guidance as prescribed by Emerging Issues Task Force, or EITF, Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, except for our FCC licenses in the 2.5 gigahertz, or GHz, band, which are tested separately. See note 7 for additional information on our goodwill and other indefinite lived intangible assets.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Definite Lived Intangible Assets

Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits of those relationships will be consumed. Other definite lived intangible assets primarily include rights under affiliation agreements that we reacquired in connection with the acquisitions of several of the PCS Affiliates and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis.

We continually assess whether any indicators of impairment exist that would trigger a test of any of these definite lived intangible assets, including, but not limited to, a significant decrease in the market price of the asset or cash flows, or a significant change in the extent or manner in which the asset is used. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would result in our evaluating the recorded value of our definite lived intangible assets for impairment. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. See note 7 for additional information regarding our definite lived intangible assets.

Derivative Instruments and Hedging Activities

We recognize derivative instruments as either assets or liabilities in our consolidated balance sheets and measure those instruments at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting.

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

Treasury Shares

Shares of common stock repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders’ equity. We reissue treasury shares as part of our shareholder approved stock-based compensation programs, as well as upon conversion of outstanding securities that are convertible into common stock. When shares are reissued, we determine the cost using the weighted average cost method. The difference between the cost of the shares and the issuance price is included in paid-in capital or retained earnings.

Revenue Recognition

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment charges and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with Securities and Exchange Commission, or SEC, Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, as incurred. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns.

Certain of our bundled products and services, primarily in our Wireless segment, are considered to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement (i.e., service and handset contracts) based on relative fair values. The activation fee revenue associated with these arrangements in our direct sales channels is classified as equipment sales at the time the related handset is sold. For transactions in our indirect sales channels, the activation fee is solely linked to the service contract with the subscriber. Accordingly, the activation fee revenue is deferred and amortized over the estimated average service life of the end-user customer.

Severance and Lease Exit Costs

We recognize liabilities for severance and lease exit costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For voluntary separation plans, or VSP, the liability is recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, when the VSP is accepted by the employee. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. When a business combination has occurred, we record severance and lease exit costs as part of the purchase price allocation in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See note 8 for more information.

Advertising Costs

We recognize advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Advertising expenses totaled $1.6 billion in 2006, $1.4 billion in 2005, and $923 million in 2004.

Share-Based Compensation

We measure the cost of employee services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant, and we recognize that cost over the period that the award recipient is required to provide service to us in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement. See note 4 for additional information.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes computed using the if-converted method.

Dilutive shares issuable under our equity plans used in calculating earnings per common share were about 22 million shares for 2006. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per common share in the future, however, they were excluded from the calculation of diluted earnings per common share for 2006 due to their antidilutive effects. Additionally, about 115 million average shares issuable under the equity plans that could also potentially dilute earnings per common share in the future were excluded from the calculation of diluted earnings per common share in 2006 as the exercise prices exceeded the average market price during this period.

Dilutive shares issuable under our equity plans used in calculating earnings per common share were about 21 million shares for 2005. As of December 31, 2005, there were 11 million shares issuable upon the assumed conversion of our convertible senior notes that could have potentially diluted earnings per common share in the future, but were excluded from the calculation of diluted earnings per common share for 2005 due to their antidilutive effects. Additionally, as of December 31, 2005, there were about 66 million average shares issuable under the equity plans that could also have potentially diluted earnings per common share in the future, however, they were excluded from the calculation of diluted earnings per common share in 2005 as the exercise prices exceeded the average market price during this period.

Shares issuable under our equity plans were antidilutive in 2004 because we incurred net losses from continuing operations. Although not used in the determination of earnings (loss) per common share for 2004, we had about 12 million shares issuable under the equity plans whose exercise prices were below the average market price during this period. As of December 31, 2004, there were about 88 million average shares issuable under the equity plans that could have potentially diluted earnings per common share in the future, however, they were excluded from the calculation of diluted earnings per common share in 2004 as the exercise prices exceeded the average market price during this period.

Significant New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value. Additionally, this statement expands disclosure requirements for fair value with a particular focus on measurement inputs. SFAS No. 157 is effective for our quarterly reporting period ending March 31, 2008.

In September 2006, the EITF reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. This issue is effective for our quarterly reporting period ending March 31, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a customer and may include, but is not limited to, sales, use, value added and some excise taxes. EITF Issue No. 06-3 is effective for our quarterly reporting period ending March 31, 2007.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for our quarterly reporting period ending March 31, 2007. The cumulative effect of adopting FIN 48 generally will be recorded directly to retained earnings. However, to the extent the adoption of FIN 48 results in a revaluation of uncertain tax positions acquired in purchase business combinations, the cumulative effect will be recorded as an adjustment to any goodwill remaining from the corresponding purchase business combination. We do not believe the adoption of FIN 48 will have a material impact on our consolidated financial statements.

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

We rely on Motorola, Inc. to provide us with technology improvements designed to maintain and expand our iDEN®-based wireless services, including improvements designed to increase voice capacity and improve our iDEN-based services. Motorola is the sole source for most of the iDEN infrastructure equipment that supports the iDEN network, and substantially all iDEN handsets. Motorola is expected to continue to be our sole source supplier of iDEN infrastructure and iDEN handsets, except primarily for BlackBerry® devices, which are manufactured by Research in Motion. Further, our ability to timely and efficiently implement the spectrum reconfiguration plan in connection with the Report and Order, described in note 7 below, is dependent, in part, on Motorola.

Note 2.	Discontinued Operations

On May 17, 2006, we completed the spin-off of Embarq.  Embarq offers regulated local communications services as an incumbent local exchange carrier. Embarq provides a suite of communications services, consisting of local and long distance voice and data services, including high-speed Internet access. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and as permitted by SFAS No. 95, Statement of Cash Flows, the results of operations, balance sheets and cash flows from operating activities of this business are presented as discontinued operations for all periods presented.

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

In connection with the spin-off, Embarq transferred to our parent company $2.1 billion in cash and about $4.5 billion of Embarq senior notes in partial consideration for, and as a condition to, our transfer to Embarq of the local communications business. Embarq also retained about $665 million in debt obligations of its subsidiaries. Our parent company transferred the cash and senior notes to our finance subsidiary, Sprint Capital

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporation, in satisfaction of indebtedness owed by our parent company to Sprint Capital. On May 19, 2006, Sprint Capital sold the Embarq senior notes to the public, and received about $4.4 billion in net proceeds.

We incurred $123 million of net costs for 2006 in connection with the spin-off of Embarq, which have been classified as discontinued operations. These costs include broker fees and transition costs. Also included in discontinued operations is $43 million in gains, after tax, realized from the change in fair value of certain derivatives that were entered into in anticipation of the issuance by Embarq of the senior notes.

In connection with the spin-off, we entered into a separation and distribution agreement and related agreements with Embarq, which provide that generally each party will be responsible for its respective assets, liabilities and businesses following the spin-off and that we and Embarq will provide each other with certain transition services relating to our respective businesses for specified periods at cost-based prices. The transition services primarily include billing, field support, information technology and real estate services. We also entered into agreements pursuant to which we and Embarq will provide each other with specified services at commercial rates. Further, the agreements provide for a settlement process surrounding the transfer of certain assets and liabilities. It is possible that adjustments will occur in future periods as these matters are settled.

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

Generally, restricted stock units awarded pursuant to our equity incentive plans and held by our employees at the time of the spin-off (including those held by those of our employees who became employees of Embarq) were treated in a manner similar to the treatment of outstanding shares of our common stock in the spin-off. Holders of these restricted stock units received one Embarq restricted stock unit for every 20 restricted stock units held. Outstanding deferred shares granted under the Nextel Incentive Equity Plan, which represent the right to receive shares of our common stock, were adjusted by multiplying the number of deferred shares by 1.0955. Cash was paid to the holders of deferred shares in lieu of fractional shares.

The results of operations of the local communications business were as follows:

	Year Ended December 31,
	2006(1)	2005	2004
	(in millions)

Net operating revenue	$2,503	$6,253	$6,140
Income before income taxes	568	1,615	1,641
Income tax expense	234	635	647
Income from discontinued operations	334	980	994

(1) Includes results only through May 17, 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The discontinued operations’ assets and liabilities reported as of December 31, 2005 were as follows:

December 31,
2005
(in millions)

Current assets	$916

Investments	$6
Property, plant and equipment, net	7,804
Intangible assets, net	27
Other assets	20

Total non-current assets	$7,857

Current liabilities	$822

Long-term debt and capital lease obligations	$663
Deferred income taxes	1,282
Other liabilities	68

Total non-current liabilities	$2,013

Note 3.	Business Combinations

We have made various acquisitions of companies and have accounted for these acquisitions in our Wireless segment under the purchase method as required by SFAS No. 141, Business Combinations. SFAS No. 141 requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the respective acquisition dates. The allocation process requires an analysis of intangible assets, such as FCC licenses, customer relationships, trade names, and rights under affiliation agreements that we reacquired in connection with acquisitions of the PCS Affiliates and Nextel Partners, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain property, plant and equipment; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The results of operations for all acquired companies are included in our consolidated financial statements either from the date of acquisition or from the start of the month closest to the acquisition date.

During 2006, we acquired several PCS Affiliates, as well as Nextel Partners. We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets of these entities because we believed the acquisition of the PCS Affiliates and Nextel Partners would give us more control of the distribution of services under our Sprint and Nextel brands, and would provide us with the strategic and financial benefits associated with a larger customer base and expanded network coverage. During the same period, we also acquired Velocita Wireless Holdings Corporation, primarily to increase our licenses to use spectrum in the 900 megahertz, or MHz, spectrum band.

2006 Acquisitions

Enterprise Communications Partnership

On January 31, 2006, we acquired Enterprise Communications for a purchase price of $77 million in cash. As of December 31, 2006, the preliminary allocation of the purchase price included the following: $48 million to

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill, $21 million to customer relationships, and $19 million to reacquired rights. As part of the acquisition, we also assumed $31 million in long-term debt, which we retired on the date of acquisition.

Alamosa Holdings, Inc.

On February 1, 2006, we acquired Alamosa Holdings for a purchase price of $3.4 billion in cash. As of December 31, 2006, the preliminary allocation of the purchase price included the following: $2.8 billion to goodwill, $821 million to customer relationships, and $572 million to reacquired rights. As part of the acquisition, we also assumed $1.2 billion in senior notes and other long-term debt.

UbiquiTel Inc.

On July 1, 2006, we acquired UbiquiTel for a purchase price of $985 million in cash. As of December 31, 2006, the preliminary allocation of the purchase price included the following: $889 million to goodwill, $224 million to customer relationships, and $158 million to reacquired rights. As part of the acquisition, we also assumed $460 million in senior notes and other long-term debt.

Nextel Partners, Inc.

Prior to June 26, 2006, we held about 28% of the common equity interests in Nextel Partners at a carrying value of $2.4 billion. On June 26, 2006, we acquired the remaining 72% of Nextel Partners pursuant to the put rights held by the Nextel Partners’ shareholders, other than us, that were triggered by the Sprint-Nextel merger, for a purchase price of $6.4 billion in cash. As of December 31, 2006, the preliminary allocation of the purchase price and the investment we already held included the following: $6.0 billion to goodwill, $1.3 billion to customer relationships, $903 million to FCC licenses, and $100 million to reacquired rights. As part of the acquisition, we also assumed $1.2 billion in long-term debt and capital lease obligations. As a result of this acquisition, our investments were reduced by $2.4 billion.

Velocita Wireless Holding Corporation

On February 21, 2006, we acquired 94% of the voting shares of Velocita Wireless for $157 million in cash and in May 2006, we acquired the remaining 6% for an additional $7 million in cash, resulting in a purchase price of $164 million. Velocita Wireless owns and operates a nationwide digital packet-switched wireless data network in the 900 MHz frequency band. As of December 31, 2006, the purchase price allocation included the following: $59 million to goodwill and $128 million to FCC licenses.

We have preliminarily allocated the purchase prices of these 2006 acquisitions as follows:

As of
December 31, 2006
(in millions)

Goodwill	$9,788
FCC licenses	1,031
Reacquired rights	849
Customer relationships	2,349
Property, plant and equipment	1,564
Other assets	1,683
Long-term debt	(2,818)
Other liabilities	(1,002)

Net assets acquired	$13,444

We are in the process of completing our valuation of certain of the assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities and commercial

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of these PCS Affiliates, Nextel Partners and Velocita Wireless. See note 7 for information regarding the useful lives of acquired definite lived intangible assets as well as other information regarding intangible assets.

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

The aggregate consideration paid for the merger was approximately $37.8 billion, which included $969 million in cash, 1.452 billion shares of our voting and non-voting common stock worth $35.6 billion, $1.1 billion of converted Nextel stock-based awards, and other costs. The value of the newly issued shares was calculated using the average of the per share closing sales prices of our Series 1 common stock on the NYSE for the period two business days before and through the two business days after the December 15, 2004 announcement of the merger. The fair value of the converted awards was calculated on the merger date by applying the fair value methods prescribed under SFAS No. 123, Accounting for Stock-Based Compensation.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets of Nextel for a number of potential strategic and financial benefits that we believe will be realized as a result of the merger, including, but not limited to, the following:

•	the combination of extensive network and spectrum assets, which we believe will enable us to offer consumers, businesses and government agencies a wide array of broadband wireless and integrated communications services;

•	the combination of Nextel’s strength in business and government wireless services with our position in consumer wireless and data services, including services supported by our global IP network, which we believe will enable us to serve a broader customer base;

•	the size and scale of the combined company, which is comparable to that of our two largest competitors, which we believe will enable us to achieve more operating efficiencies than either company could achieve on its own; and,

•	the ability to position us strategically in the fastest growing areas of the communications industry.

Under the purchase method of accounting, the assets and liabilities of Nextel were recorded at their respective fair values as of the date of the merger. Changes to the initial purchase price allocations for Nextel have occurred based on further analysis and valuations of certain assets and liabilities, and are summarized in the table below along with the respective total fair value amounts.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Purchase Price Allocation
	As of
	December 31,
	2005	Adjustments	Final Allocation
	(in millions)

Current assets, including cash and cash equivalents of $2,152	$5,505	$22	$5,527
Property, plant and equipment	8,374	(37)	8,337
Goodwill	15,573	41	15,614
Spectrum licenses	14,240	—	14,240
Other indefinite lived intangibles	400	—	400
Customer relationships and other definite lived intangibles	10,448	—	10,448
Investments	2,678	—	2,678
Other assets	111	—	111
Current liabilities	(2,920)	(93)	(3,013)
Long-term debt	(8,984)	—	(8,984)
Deferred income taxes, net	(7,935)	118	(7,817)
Other long-term liabilities	(159)	—	(159)
Deferred compensation included in shareholders’ equity	485	(51)	434

Net assets acquired	$37,816	$—	$37,816

In 2006, a net increase was made to goodwill in the amount of $41 million primarily due to adjustments to liabilities in connection with the merger, which includes the recognition of involuntary termination benefits, costs associated with the termination of contracts and exit activities, the rationalization of property, plant and equipment, and identification of loss contingencies that were in existence prior to consummation of the merger. There will be no further purchase accounting adjustments related to this acquisition, except when required by certain accounting rules. See note 7 for information regarding the useful lives of acquired definite lived intangible assets as well as other information regarding intangible assets.

2005 PCS Affiliate Acquisitions

In the second half of 2005, we acquired three PCS Affiliates for $1.5 billion in cash: US Unwired Inc., Gulf Coast Wireless Limited Partnership and IWO Holdings, Inc. Changes to the initial purchase price allocations for these PCS Affiliates have occurred based on further analysis and valuations of certain assets and liabilities, and are summarized in the table below along with the respective total fair value amounts.

	Purchase Price Allocation
	As of
	December 31,
	2005	Adjustments	Final Allocation
	(In millions)

Goodwill	$1,341	$(214)	$1,127
Reacquired rights	—	354	354
Customer relationships	418	(80)	338
Property, plant and equipment	328	55	383
Other assets	194	4	198
Long-term debt	(703)	—	(703)
Other liabilities	(63)	(105)	(168)

Net assets acquired	$1,515	$14	$1,529

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2006, a net decrease was made to goodwill in the amount of $214 million, primarily due to adjustments to the fair value of reacquired rights, customer relationships and property, plant and equipment, as well as adjustments to liabilities in connection with the PCS Affiliate acquisitions, which include costs associated with the termination of contracts and exit activities. There will be no further purchase accounting adjustments related to these acquisitions, except when required by certain accounting rules.

Pro Forma Financial Information

The following pro forma consolidated results of operations assume that the Sprint-Nextel merger was completed as of January 1, 2005 and 2004 for the years ended December 31, 2005 and 2004, respectively.

	Year Ended December 31,
	2005	2004
	(In millions, except
	per share data)

Net operating revenues	$38,177	$35,120

Income (loss) from continuing operations	$629	$(2,398)

Diluted earnings (loss) per common share from continuing operations	$0.21	$(0.84)

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

Note 4.	Share-Based Compensation

Share-Based Payment Plans

Under the 1997 Long-Term Stock Incentive Program, or the 1997 Program, we can grant options, restricted shares and restricted stock units and other equity-based awards to directors and employees for up to about 180 million common shares, of which about 97 million common shares remained available at December 31, 2006. In the 1997 Program, the number of shares available for grant increases each year until 2007. On January 1, 2007, the number of shares authorized by the 1997 Program increased by about 43 million shares. No awards may be granted under the 1997 Program after April 2007.

Under the 1997 Program, options generally are granted with an exercise price equal to the market value of the underlying shares on the grant date; however, the 2005 option awards for certain senior level executives have an exercise price equal to 110% of the market value of the underlying shares on the grant date. Options granted in 2006 generally vest on an annual basis over three years and have a contractual term of ten years. Options granted before 2006 generally vest on an annual basis over four years, and also have a contractual term of ten years. Employees and directors who are granted restricted stock units are not required to pay for the shares but must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions on the shares lapse, which is typically three years for employees and one year for directors. In addition, restricted stock units awarded to certain senior level executives in 2005 and many of the restricted stock units granted in 2006 contain performance provisions such as the achievement of defined levels of wireless subscriber additions, adjusted operating income before depreciation and amortization, post-paid wireless subscriber retention and/or other qualitative and quantitative factors. Performance provision achievement is typically evaluated one year after grant, at which point we may increase or decrease the number of awards an employee is eligible to receive. To the extent the performance provisions are achieved, the vesting of any awards that remain outstanding is subject only to the remaining term of employment or service discussed above. Prior to 2005, restricted shares, or nonvested shares, were granted to officers and key

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees under the 1997 Program. Employees granted restricted shares are not required to pay for the shares; however, they must remain employed with us until the restrictions on the shares lapse. These shares vest on an annual basis over three years.

Under the Nextel Incentive Equity Plan, outstanding Nextel deferred shares, or nonvested shares, which constitute an agreement to deliver shares upon the performance of service over a defined period of time, and grants of options to purchase Nextel common shares were converted at the time of the Sprint-Nextel merger into our nonvested shares or options to purchase a number of our common shares. As of December 31, 2006, this plan authorized equity-based awards for about 113 million common shares, of which about 49 million common shares remained available. Options were granted prior to the Sprint-Nextel merger with an exercise price equal to the market value of the underlying shares on the grant date. These options vest on a monthly basis over periods of up to four years, and have a contractual term of ten years. Employees are not required to pay for the nonvested shares; however, they must remain employed with us until the restrictions on the shares lapse. The nonvested shares generally vest over a service period ranging from several months to four years. An accelerated vesting schedule may be triggered in the event of a change in control. Accelerated vesting was triggered with respect to certain deferred shares and options granted prior to the Sprint-Nextel merger as a result of the Sprint-Nextel merger. We do not intend to grant any more awards under this plan.

Under the Management Incentive Stock Option Plan, or MISOP, before 2003 we granted stock options to employees eligible to receive annual incentive compensation. Eligible employees could elect to receive stock options in lieu of a portion of their target incentive under our annual incentive compensation plans. The options generally became exercisable on December 31 of the year granted and have a maximum term of ten years. Under the MISOP, we also granted stock options to executives in lieu of long-term incentive compensation, or LTIP-MISOP options. The LTIP-MISOP options generally became exercisable on the third December 31 following the grant date and have a maximum term of ten years. MISOP options were granted with exercise prices equal to the market price of the underlying common stock on the grant date. No new options may be granted under this plan after April 2005. As of December 31, 2006, options to buy about 33 million common shares were outstanding.

In connection with the Sprint-Nextel merger, the vesting of certain equity-based awards issued under the 1997 Program, the MISOP and the Nextel Incentive Equity Plan was accelerated following the termination of employment of certain award recipients. In January 2005, we adopted a retention program designed to retain our senior executives and other key personnel through completion of the Sprint-Nextel merger and for the one-year period following the merger. Under this program, if we terminated the employment of a program participant other than for cause within one year of the Sprint-Nextel merger, certain unvested equity-based awards held by that participant vested automatically. Under the Nextel Incentive Equity Plan, if, within one year of the Sprint-Nextel merger, we terminated other than for cause the employment of a holder of an equity-based award granted under the plan, or in the case of specified executives, the holder terminated his or her employment with good reason, as defined in the plan, then that holder’s unvested equity-based awards vested automatically.

Under our Employees Stock Purchase Plan, or ESPP, eligible employees may subscribe quarterly to purchase shares of our Series 1 common stock through payroll deductions of up to 20% of eligible compensation. The purchase price is equal to 90% of the market value on the last trading day of each quarterly offering period. The aggregate number of shares purchased by an employee may not exceed 9,000 shares or $25,000 of fair market value in any calendar year, subject to limitations imposed by Section 423 of the Internal Revenue Code. As of December 31, 2006, this plan authorized for purchase about 22 million shares, net of elections made in 2006 by employees participating in the fourth quarter 2006 offering period under the ESPP to purchase about 757,000 of our common shares, which were issued in the first quarter 2007. Employees purchased these shares for $17.14 per share.

Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Adoption of Statement of Financial Accounting Standards No. 123R

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123. SFAS No. 123R requires us to measure the cost of employee services received in exchange for an award of equity-based securities using the fair value of the award on the date of grant, and we recognize that cost over the period that the award recipient is required to provide service to us in exchange for the award. Any awards of liability instruments to employees would be remeasured at fair value at each reporting date through settlement.

We adopted SFAS No. 123R using the modified prospective transition method and, accordingly, the results of prior periods have not been restated. This method requires that the provisions of SFAS No. 123R generally are applied only to share-based awards granted, modified, repurchased, or cancelled on or after January 1, 2006. As we voluntarily adopted fair value accounting for share-based awards effective January 1, 2003 (under SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure), using the prospective method, we measured the cost of share-based awards granted or modified on or after January 1, 2003 using the fair value of the award and began recognizing that cost in our consolidated statements of operations over the service period. We will recognize the remaining cost of these awards over the remaining service period following the provisions of SFAS No. 123R. For those grants issued prior to January 1, 2003 that were unvested and outstanding as of January 1, 2006, we started recognizing the remaining cost of these awards over the remaining service period as required by the new standard. The adoption of SFAS No. 123R did not have a material effect on our consolidated financial statements.

The following table illustrates the effect on net income (loss) and earnings (loss) per common share of share-based awards included in net income (loss) and the effect on net income (loss) and earnings (loss) per common share for grants issued prior to January 1, 2003, had we applied the fair value recognition provisions of SFAS No. 123 to those grants in 2005 and 2004.

	Year Ended December 31,
	2005	2004
	(In millions)

Net income (loss), as reported	$1,785	$(1,012)
Add: share-based compensation expense, included in reported net income (loss), net of income tax of $111 and $47	192	82
Deduct: total share-based compensation expense determined under fair value based method for all awards, net of income tax of $117 and $64	(204)	(111)

Net income (loss), pro forma	$1,773	$(1,041)

Earnings (loss) per common share
Basic, as reported	$0.87	$(0.71)

Basic, pro forma	$0.87	$(0.73)

Diluted, as reported	$0.87	$(0.71)

Diluted, pro forma	$0.86	$(0.73)

Share-based compensation cost charged against net income (loss) and charged against income (loss) from continuing operations for our share-based award plans was $361 million and $338 million for 2006, $303 million and $254 million for 2005 and $129 million and $85 million for 2004, respectively. Of the total share-based compensation amounts, $234 million and $81 million in 2005 and 2004, respectively, related to stock-based grants issued after December 31, 2002; $37 million and $48 million in 2005 and 2004, respectively, related to the recombination of our two tracking stocks (note 16), and $32 million in 2005 related to the separation of certain of our employees employed with us prior to the Sprint-Nextel merger.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total income tax benefit recognized in the consolidated statements of operations for share-based award compensation was $138 million for 2006, $111 million for 2005 and $47 million for 2004. The income tax benefit recognized in the consolidated statements of operations related to continuing operations was $129 million for 2006, $93 million for 2005 and $31 million for 2004.

As of December 31, 2006, there was $306 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 1.68 years. Cash received from exercise under all share-based payment arrangements was $405 million for 2006, $432 million for 2005 and $1.9 billion for 2004. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $6 million for 2006, $6 million for 2005 and $1 million for 2004.

Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for 2006, 2005 and 2004 share-based awards using a 3% annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model and the assumptions noted in the following table. The risk-free rate used in 2006, 2005 and 2004 is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the options. The volatility used in 2006, 2005 and 2004 is the implied volatility from traded options on our common shares and the historical volatility of our common shares, over a period that approximates the expected term of the options. The expected dividend yield used in 2006, 2005 and 2004 is estimated based on our historical dividend yields and other factors. The expected term of options granted in 2006, 2005 and 2004 is estimated using the average of the vesting date and the contractual term. Our options include options granted under the 1997 Program, the MISOP and the Nextel Incentive Equity Plan, as discussed above.

	2006(1)	2005	2004
			FON(2)	PCS(2)
			Common Stock	Common Stock

Weighted average grant date fair value	$6.97	$9.27	$6.42	$13.12
Risk free interest rate	4.53% - 5.21%	3.60% - 4.54%	1.26% - 4.01%	1.23%-3.13%
Expected volatility(3)	22.5% - 27.9%	18.8% - 58.8%	19.2% - 46.8%	54.2% - 88.3%
Weighted average expected volatility(3)	24.7%	44.9%	45.1%	83.3%
Expected dividend yield	0.44% - 0.58%	0.42% - 2.26%	0.00% - 2.90%	—
Weighted average expected dividend yield	0.46%	2.06%	2.78%	—
Expected term (years)	6	6	6	6
Options granted (millions)	14	8	5	5

(1)	Values, other than the expected term and the risk free interest rate, have been adjusted for the spin-off of Embarq based on the 1.0955 conversion rate.

(2)	See note 16 for information regarding the recombination of our tracking stocks.

(3)	In 2006, we based our estimate of expected volatility on the implied volatility of exchange traded options, consistent with the guidance in SAB No. 107, Share-Based Payment. Previously, expected volatility was based on our historical volatility.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status of the options under our option plans as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted
		Average per
	Shares	Share	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
	(in millions)		(in years)	(in millions)

Outstanding January 1, 2006	199	$24.75
Granted	13	22.73
Exercised	(29)	13.97
Forfeited/expired	(29)	29.26
Adjustment pursuant to spin-off(1)	17

Outstanding December 31, 2006	171	$23.33	5.09	$378

Vested or expected to vest at December 31, 2006	170	$23.34	5.07	$378

Exercisable at December 31, 2006	135	$24.52	4.31	$325

(1)	The adjustment is a result of the Embarq spin-off described in note 2, which, net of cancellations, increased the number of shares subject to options and decreased the exercise price for these shares. No additional compensation expense related to the options resulted from this modification.

As of December 31, 2006, there was $257 million of total unrecognized compensation cost related to unvested options and that cost is expected to be recognized over a weighted-average period of 1.72 years. The total intrinsic value of options exercised was $264 million during 2006, $267 million during 2005 and $64 million during 2004.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. A summary of the status of the restricted stock units as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below. Restricted stock units consist of those units granted under the 1997 Program, as discussed above.

			Weighted Average Grant
			Date Fair Value of
	Restricted Stock Units		Restricted Stock Units
	Future		Future
	Performance	Future	Performance	Future
	and Service	Service	and Service	Service
	Required	Required	Required	Required
	(In thousands)

Outstanding January 1, 2006	—	8,618	$—	$18.64
Granted	4,469	2,009	24.69	22.60
Vested	—	(2,218)	—	17.95
Forfeited	(310)	(385)	24.69	22.72
Performance met(1)	(737)	737	24.69	24.69
Performance not met(1)	(3,422)	—	24.69	—

Outstanding December 31, 2006	—	8,761	—	$19.14

(1)	We evaluate performance conditions for restricted stock units at the end of the performance period. Restricted stock units granted in 2006 that met the performance condition are categorized as performance

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

met. Other adjustments to the original grants are categorized as either performance not met or as a forfeiture. We evaluated these restricted stock units as of December 31, 2006. As these units now only have a remaining required service period, the units outstanding as of December 31, 2006 are included in the future service required column.

As of December 31, 2006, there was $45 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.53 years. The total fair value of restricted stock units vested was $49 million during 2006, $4 million during 2005 and $2 million during 2004. The weighted-average grant date fair value of restricted stock units granted for 2006 was $24.04 per unit, compared with $24.61 per unit for 2005 and $18.07 per unit for 2004.

We pay cash dividend equivalents on most outstanding restricted stock units. Dividend equivalents paid on restricted stock units are principally charged to retained earnings when paid.

Nonvested Shares

Our nonvested shares consist of restricted shares granted under the 1997 Program and deferred shares granted under the Nextel Incentive Equity Plan, as discussed above. The fair value of each nonvested share award is calculated using the share price at the date of grant. A summary of the status of nonvested share awards as of December 31, 2006 and changes during the year ended December 31, 2006 is presented below.

		Weighted Average
		Grant Date Fair
	Nonvested Shares	Value
	(In thousands)

Nonvested shares at January 1, 2006	1,804	$19.86
Vested	(1,338)	17.24
Forfeited	(3)	11.61
Adjustment pursuant to spin-off(1)	88	—

Nonvested shares at December 31, 2006	551	22.98

(1)	The adjustment is a result of the Embarq spin-off described in note 2, which increased the number of deferred shares. The incremental expense resulting from the modification of deferred shares was not material.

As of December 31, 2006, there was $4 million of total unrecognized compensation cost related to nonvested shares that is expected to be recognized over a weighted-average period of 1.17 years. The total fair value of shares vested was $29 million for 2006, $59 million for 2005 and $14 million for 2004.

Note 5.	Supplemental Balance Sheet Information

	December 31,
	2006	2005
	(in millions)

Accounts receivable, net
Trade	$4,374	$3,950
Unbilled trade	629	466
Other	13	69
Less allowance for doubtful accounts	(421)	(319)

	$4,595	$4,166

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005
	(in millions)

Prepaid expenses and other current assets
Receivable under securities loan agreements (see note 10)	$866	$—
Prepaid expenses	407	479
Deferred charges	74	48
Other	202	252

	$1,549	$779

Property, plant and equipment, net
Land	$280	$282
Network equipment and software	28,105	23,200
Buildings and improvements	6,250	5,998
Non-network internal use software, office equipment and other	3,478	3,188
Less accumulated depreciation and amortization	(16,568)	(12,746)

	21,545	19,922
Network asset inventory and construction in progress	4,323	3,407

	$25,868	$23,329

Accounts payable
Trade	$2,366	$2,329
Accrued interconnection costs	555	449
Construction obligations	356	407
Other	186	377

	$3,463	$3,562

Accrued expenses and other
Deferred revenues	$1,256	$1,223
Securities loan agreements (see note 10)	866	—
Accrued taxes	511	584
Payroll and related	399	696
Accrued interest	390	427
Other	1,770	1,692

	$5,192	$4,622

Other liabilities
Deferred rental income-communication towers	$1,000	$1,097
Deferred revenue	204	77
Other	1,678	1,579

	$2,882	$2,753

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Fair Value of Financial Instruments

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

The carrying amounts and estimated fair values of our financial instruments at year-end were as follows:

	December 31,
	2006(1)		2005(1)
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(in millions)

Marketable securities and other investments	$106	$106	$1,906	$1,906
Derivative instruments	(20)	(20)	(41)	(41)
Debt, including current portion	22,154	23,315	25,014	27,214
Redeemable preferred stock	—	—	247	261

(1)	Cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses and other items have been excluded from the table above, as the carrying amount on the consolidated balance sheets approximate their carrying amounts due to their short term nature.

Financial Instruments	Valuation Method

Marketable securities and other investments	Primarily quoted market prices

Derivative instruments	Estimates using available market information and appropriate valuation methodologies

Debt	Available market prices and estimates using available market data information and valuation methodologies

Redeemable preferred stock	Available market prices and estimates using market data to value a debt instrument with embedded optionality

Letters of Credit

Outstanding letters of credit totaled $2.6 billion as of December 31, 2006 and 2005. Pursuant to the terms of the Report and Order described in note 7 below, we were required to establish a letter of credit in the amount of $2.5 billion to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum in connection with the band reconfiguration process. This letter of credit is outstanding under our $6.0 billion revolving credit facility. The letter of credit is subject to fees competitively determined in the market place. We also use letters of credit to provide credit support for various financial obligations.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Intangible Assets

Indefinite Lived Intangibles

			Final Adjustments Resulting From
		Adjustments Resulting from	the Sprint-Nextel Merger,
	December 31,	Nextel Partners and the	2005 PCS Affiliate Acquisitions	December 31,
	2005	2006 PCS Affiliate Acquisitions	and Other	2006
	(in millions)

Goodwill	$21,288	$9,788	$(172)	$30,904
FCC licenses	18,023	1,031	465	19,519
Trademarks	416	—	—	416

	$39,727	$10,819	$293	$50,839

We have identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. The Sprint and Boost Mobile trademarks are highly respected brands with positive connotations. We have no legal, regulatory or contractual limitations associated with our trademarks. We cultivate and protect the use of our brands.

We hold several kinds of FCC licenses to deploy our services: 1.9 GHz PCS licenses utilized in our CDMA network, 800 MHz and 900 MHz licenses utilized in our iDEN network, and 2.5 GHz licenses that we use for first generation wireless Internet access services. We also hold 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. Spectrum licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. We are not aware of any technology being developed that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

During the fourth quarter 2006, we performed our annual goodwill and other indefinite lived intangible asset analyses as described in note 1. The result of these analyses was that our indefinite lived intangible assets were not impaired. As permitted by FASB guidance, our goodwill analysis included an estimate of a control premium with respect to the minority interest traded value of our common shares and an estimate of the value of our long distance business, as well as other assumptions. As of December 31, 2006, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. However, if our share price were to experience a sustained, significant decline as compared to the share price as of December 31, 2006 or if any other indicator of impairment exists, such as a decline in expected cash flows, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Definite Lived Intangibles

		December 31, 2006			December 31, 2005
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
	(in millions)

Customer relationships	3 to 5 years	$12,224	$(4,968)	$7,256	$9,953	$(1,302)	$8,651
Trademarks	10 years	900	(125)	775	900	(34)	866
Reacquired rights	9 to 14 years	1,203	(82)	1,121	—	—	—
Other	1 to 14 years	79	(13)	66	73	(10)	63

		$14,406	$(5,188)	$9,218	$10,926	$(1,346)	$9,580

	2007	2008	2009	2010	2011
	(in millions)

Estimated amortization expense	$3,317	$2,415	$1,535	$715	$233

Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis. The weighted average amortization period for the acquired definite lived intangibles is seven years for 2006 and six years for 2005. See note 3 for information regarding the increases in the gross carrying value of definite lived intangible assets.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. We assumed these obligations when we merged with Nextel in August 2005. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe that, based on our experiences to date, we will not complete this reconfiguration process within the applicable FCC designated time period due primarily to circumstances largely outside of our control. We do not believe at this time that the impact from this delay will be material to our results of operations or financial condition, although there can be no assurances. Recognizing the current limitations in the reconfiguration process, both Sprint Nextel and the public safety community jointly filed a letter with the FCC on February 15, 2007, requesting that the FCC direct the independent Transition Administrator, or TA, through working closely with the affected parties, to develop a schedule and benchmarks for completing the second phase of the 800 MHz reconfiguration.

Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. In addition, a financial reconciliation is required to be completed at the end of the

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reconfiguration implementation, at which time we will be required to make a payment to the U.S. Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of the spectrum rights that are surrendered and (ii) the qualifying costs referred to above. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury.

As of December 31, 2006, we had a remaining liability of $138 million associated with the estimated portion of the reconfiguration costs that represents our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset, consistent with our accounting policies. The following table represents expenditures incurred directly attributable to our performance under the Report and Order from the inception of the program:

	Through	2006	Through
	December 31, 2005	Expenditures	December 31, 2006
	(in millions)

FCC licenses	$120	$308	$428
Property, plant and equipment	69	69	138
Costs not benefiting our infrastructure or spectrum positions	44	111	155

Total	$233	$488	$721

		2005 Expenditures
		Subsequent to
	Balances Acquired in	Sprint-Nextel	Through
	Sprint-Nextel Merger	Merger	December 31, 2005
	(in millions)

FCC licenses	$39	$81	$120
Property, plant and equipment	29	40	69
Costs not benefiting our infrastructure or spectrum positions	26	18	44

Total	$94	$139	$233

In addition, not included in the table above are estimated reconfiguration costs incurred to date that are included in property, plant and equipment on our consolidated balance sheet, which are based on allocations between reconfiguration activities and our normal network growth. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. Since we, the TA and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these allocated network costs.

Note 8.	Severance, Lease Exit Costs and Asset Impairments

In 2006, total severance, lease exit costs and asset impairment costs, which have been expensed in the consolidated statement of operations, aggregated $207 million compared to $43 million for 2005 and $3.7 billion for 2004.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance and Lease Exit Costs Activity

In connection with the ongoing merger and integration cost rationalization projects, which began in the second half of 2005, we continue to align our internal resources to achieve synergies from the Sprint-Nextel merger and the PCS Affiliates and Nextel Partners acquisitions. These projects affect many areas of our business and operations, including network, information technology, customer care and general and administrative functions. We expect to continue to incur costs over the next several quarters associated with such realignment and other activities, including costs associated with the separations of some employees. These activities have resulted in $128 million in severance and lease exit costs associated with work force reductions across both of our segments, which has been reported in the consolidated statement of operations for the year ended December 31, 2006.

In 2003, we announced the wind-down of web hosting services offered by the Long Distance segment, which resulted in asset impairment charges, severance expense and facility lease termination costs. As of December 31, 2005, substantially all activities associated with this wind-down had been completed; however, we continue to be obligated under facility leases that expire from 2007 through 2014. We incurred $10 million in facility lease termination costs due to subtenant lease terminations in 2006, $9 million in 2005 and $65 million in 2004.

The following tables provide an analysis of our severance and lease exit costs liability, exclusive of exit costs associated with business combinations, in accordance with SFAS Nos. 112 and 146.

	2006 Activity
	December 31, 2005		Cash	December 31, 2006
	Liability Balance	Expense(1)	Payments	Liability Balance
	(in millions)

Lease terminations	$78	$43	$(41)	$80
Severance	—	95	(61)	34

Total costs	$78	$138	$(102)	$114

	2005 Activity
	December 31, 2004		Cash	December 31, 2005
	Liability Balance	Expense(1)	Payments	Liability Balance
	(in millions)

Lease terminations	$93	$9	$(24)	$78
Severance	55	(8)	(47)	—
Other	7	(2)	(5)	—

Total costs	$155	$(1)	$(76)	$78

	2004 Activity
	January 1, 2004		Cash	December 31, 2004
	Liability Balance	Expense(1)	Payments	Liability Balance
	(in millions)

Lease terminations	$45	$65	$(17)	$93
Severance	43	81	(69)	55
Other	12	5	(10)	7

Total costs	$100	$151	$(96)	$155

(1)	Excluded from the tables above are severance and lease exit costs of $27 million in 2006, a credit of $1 million in 2005 and an expense of $23 million in 2004 that were allocated to our Local segment prior to the spin-off of Embarq and are included in discontinued operations in the consolidated statements of operations.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exit Costs Associated with Business Combinations

We continue to finalize our plans for rationalizing certain redundant assets and activities, such as facilities, software and infrastructure assets related to certain business combinations, and to integrate the combined companies. We expect to execute these plans over the next several quarters. These plans affect many areas of our company, including sales and marketing, network, information technology, customer care and general and administrative functions. In addition, we expect that the finalization of our integration plans may result in the need to adjust the useful lives of certain definite lived intangibles, network assets and/or other property, plant and equipment. See note 3 for more information regarding business combinations.

In connection with activities related to business combinations, we recorded certain costs associated with dispositions and integration activities in accordance with the requirements of EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The exit costs are primarily related to termination fees associated with leases and contractual arrangements, as well as severance and related costs associated with work force reductions. For the year ended December 31, 2006, we recorded $232 million of such exit costs. These costs have resulted in adjustments to accrued liabilities, which consequently have resulted in an adjustment to goodwill related to the 2005 and 2006 acquisitions. The activity is presented in the table below:

	2006 Activity
		Purchase
	December 31, 2005	Price		December 31, 2006
	Liability Balance	Accruals	Payments	Liability Balance
	(in millions)

Lease terminations	$42	$61	$(26)	$77
Severance	6	159	(137)	28
Other	—	12	(9)	3

Total costs	$48	$232	$(172)	$108

	2005 Activity
	Purchase
	Price		December 31, 2005
	Accruals	Payments	Liability Balance
	(in millions)

Lease terminations	$42	$—	$42
Severance	141	(135)	6
Other	20	(20)	—

Total costs	$203	$(155)	$48

Asset Impairments

In 2006, we wrote off $69 million of assets primarily related to software asset impairments and abandonments of various assets, including certain cell sites under construction. In 2005, we wrote off $44 million of assets related to various software applications. In 2004, we determined that business conditions and events occurring in 2004 and impacting our Long Distance operations constituted a triggering event requiring an evaluation of the recoverability of the Long Distance long-lived assets pursuant to SFAS No. 144. The fair value of the asset group was determined by discounting the cash flow projections at a 10% discount rate, reflecting a risk-adjusted weighted average cost of capital. The resulting fair value of the asset group required a $3.5 billion non-cash impairment charge, reducing the net carrying value of Long Distance property, plant and equipment by about 60%, to $2.3 billion at September 30, 2004. Also in 2004, we completed the sale of our wholesale Dial IP business for $34 million, resulting in a non-cash charge of $21 million.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Long-Term Debt, Capital Lease Obligations, and Seventh Series Redeemable Preferred Shares

			Retirements and
		Acquired Debt(1)	Repayments of
		and	Principal
	December 31, 2005	Borrowings	and Other	December 31, 2006
	(in millions)

Senior notes due 2006 to 2032
1.5% to 13.625%, including fair value hedge adjustments of $(17) and $(25), deferred premiums of $337 and $390 and unamortized discounts of $70 and $35	$21,639	$4,291	$(4,396)	$21,534
Bank credit facilities
5.338% and 6.85%	3,215	500	(3,715)	—
Commercial paper 4.87% to 5.53%	—	4,618	(4,104)	514
Capital lease obligations and other
4.11% to 11.174%	160	51	(105)	106

	25,014	$9,460	$(12,320)	22,154

Current maturities of long-term debt	(5,045)			(1,143)

Long-term debt and capital lease obligations	$19,969			$21,011

(1)	Includes debt acquired in connection with the PCS Affiliate and Nextel Partners acquisitions as discussed in note 3.

Sprint Nextel, the parent corporation, has about $2.7 billion of debt outstanding, including commercial paper. In addition, about $19.2 billion of our long-term debt has been issued by wholly-owned subsidiaries and has been fully and unconditionally guaranteed by Sprint Nextel. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by the parent corporation. The transfer of cash in the form of advances from the subsidiaries to the parent corporation is generally not restricted.

As of December 31, 2006, about $621 million of our outstanding debt, comprised of certain secured notes, capital lease obligations and mortgages, is secured by $1.9 billion of gross property, plant and equipment and other assets.

Senior Notes

As of December 31, 2006, we have $21.5 billion of convertible and senior serial redeemable notes. Cash interest on these notes is payable semiannually in arrears. Most of our notes are redeemable at our discretion. We may choose to redeem some or all of these notes at the then applicable redemption price, plus accrued and unpaid interest. The $607 million in aggregate principal amount of our 5.25% notes due 2010 are convertible at any time prior to redemption, repurchase or maturity at the option of the holders into shares of our Series 1 common stock at an effective conversion price of $53.65 per share, plus $11.37 in cash for each $1,000 principal amount. As of December 31, 2006, senior notes also included $124 million of debt associated with a consolidated variable interest entity.

In November 2006, we completed the sale of $2.0 billion in principal amount of 6.0% senior serial redeemable notes due 2016. Cash interest is payable semiannually in arrears on June 1 and December 1 commencing June 1, 2007, at an annual rate of 6.0%. We may choose to redeem some or all of these notes at any time and

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from time to time at a redemption price equal to the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date, on a semi-annual basis, at a U.S. Treasury note interest rate for the remaining term, plus 30 basis points, plus, in each case, accrued interest. These notes are senior unsecured obligations and rank equal in right of payment with all our other unsecured senior indebtedness.

In 2006, our 7.125% and 4.78% senior notes matured with an aggregate principal balance of $1.6 billion, which we paid in cash. We paid a total of $2.7 billion in cash for our 2006 early redemptions as we:

•	redeemed all of our outstanding 9.5% senior notes due 2011, with an outstanding principal balance of $85 million, and our 6.0% senior notes due 2007, with an outstanding principal balance of $1.6 billion;

•	redeemed Nextel Partners’ 1.5% convertible senior notes due 2008, with an outstanding principal balance of $140 million;

•	redeemed Alamosa’s 13.625% senior notes due 2011, 12.0% senior notes due 2009, and 12.5% notes due 2011, with an aggregate outstanding principal balance of $247 million;

•	redeemed US Unwired’s first priority senior secured floating rate notes due 2010, with an outstanding principal balance of $125 million, and IWO Holdings Inc.’s 10.75% senior discount notes due 2015, with an outstanding principal balance of $140 million; and

•	redeemed the 9.375% senior subordinated secured notes due 2009, and floating rate senior secured notes due 2011, of an Alamosa subsidiary, with an aggregate outstanding principal balance of $334 million.

In 2005, our 7.9% senior notes, with an outstanding principal balance of $1.0 billion, matured and were retired.

Our weighted average effective interest rate related to our senior notes was 7.1% in 2006 and 2005. The effective interest rate includes the effect of interest rate swap agreements accounted for as fair value hedges. See note 10 for more details regarding interest rate swaps.

Equity Unit Notes

In 2001, we completed a registered offering of 69 million equity units, each with a stated amount of $25. Each equity unit initially consisted of a corporate unit. Each corporate unit consisted of a forward purchase contract and $25 principal amount of senior notes, or Notes, of our wholly-owned subsidiary, Sprint Capital. The corporate unit could be converted by the holder into a treasury unit consisting of the forward purchase contract and a treasury portfolio of zero-coupon U.S. treasury securities by substituting the treasury securities for the Notes. The underlying Notes, or treasury portfolio, were pledged to us to secure the holder’s obligations under the forward purchase contract. On August 17, 2004, the forward purchase contracts were settled by the issuance of about 35 million shares of FON common stock in exchange for $1.7 billion in cash.

The Notes were originally issued as part of the equity units and had an interest rate of 6.0% for a notional amount of $1.7 billion. In May 2004, we purchased $750 million principal amount of the Notes before their scheduled maturity. As a result, we recognized a $29 million loss in other income due to the premium paid and the write-off of unamortized debt issuance costs. The interest rate on the Notes was reset to 4.8% on May 24, 2004, after a successful remarketing, and after the remarketing the Notes were no longer pledged to secure the obligations under the original forward purchase contracts. As of December 31, 2005, $880 million of the remarketed Notes, which matured in August 2006, were included in current portion of long-term debt and capital lease obligations.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bank Credit Facilities

Our bank credit facility provides for total unsecured financing capacity of $6.0 billion. As of December 31, 2006, we had $2.6 billion of outstanding letters of credit, including a $2.5 billion letter of credit that is required by the FCC’s Report and Order, and $514 million in commercial paper, net of discounts, backed by the facility, resulting in $2.9 billion of available revolving credit. We also have an additional $16 million of outstanding letters of credit as of December 31, 2006 used for various financial obligations that are not backed by our bank credit facility.

On December 19, 2005, we entered into our bank credit facility, which consisted not only of the five year $6.0 billion revolving credit facility, but also a 364 day $3.2 billion term loan. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate, or LIBOR, or Prime Rate plus a spread that varies depending on our credit ratings. This bank credit facility does not include a rating trigger that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The $6.0 billion revolving credit facility is also subject to a facility fee on the total facility which is payable quarterly. Facility fees can vary between 4 to 15 basis points based upon our credit ratings. This facility replaced an existing credit agreement, which included a $4.0 billion revolving credit facility and a $2.2 billion term loan.

Our credit facility requires compliance with a financial ratio test as defined in the credit agreement. The maturity dates of the loans may accelerate if we do not comply with the financial ratio test. As of December 31, 2006, we were in compliance with the financial ratio test under our credit facility. We are also obligated to repay the loans if certain change of control events occur. Borrowings under the facility are unsecured.

The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness, including guaranteeing obligations of other entities and creating liens, to consolidate, merge or sell all or substantially all of our and their assets and to enter into transactions with affiliates.

Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of December 31, 2006, we have satisfied the conditions under this facility.

During the second quarter 2006, we retired our $3.2 billion term loan with a portion of the proceeds received in connection with the spin-off of Embarq. See note 2 for further details on the spin-off of Embarq.

On August 1, 2006, we repaid and terminated a credit facility that we assumed as part of the Nextel Partners acquisition, which had a $500 million outstanding term loan and provided for a $100 million revolving credit facility, which had no outstanding borrowings against it.

In 2005, we entered into a revolving credit facility of $1.0 billion. This facility was unsecured and was structured as a 364-day credit line with a subsequent one-year, $1.0 billion term-out option, which had no borrowings drawn against it and was permitted to expire during the second quarter 2006.

Commercial Paper

In April 2006, we commenced a commercial paper program, which has reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of December 31, 2006, we had $514 million of commercial paper outstanding, net of discounts, included in the current maturities of long-term debt with a weighted average interest rate of 5.515% and a weighted average maturity of about 47 days.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Lease Obligations and Other

As of December 31, 2006, we had $106 million in capital lease obligations, primarily for the use of communication switches.

In December 2005, we terminated two accounts receivable asset securitization facilities that provided us with up to $1.2 billion of liquidity. Neither facility had an outstanding balance when it was terminated, and both were scheduled to expire during 2006.

We are currently in compliance with all restrictive and financial covenants associated with the borrowings discussed above. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

Future Maturities of Long-Term Debt and Capital Lease Obligations

For the years subsequent to December 31, 2006, scheduled annual principal payments of long-term debt, including our bank credit facility and capital lease obligations outstanding as of December 31, 2006, are as follows:

(in millions)

2007	$1,105
2008	1,280
2009	617
2010	873
2011	2,142
Thereafter	15,814

21,831
Add deferred premiums/discounts and fair value hedge adjustments	323

$22,154

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

Risk Management Policies

Our derivative instruments typically include interest rate swaps, stock warrants, option contracts, and foreign currency forward and option contracts. We primarily use derivative instruments to hedge our exposure to the market risks associated with unfavorable movements in interest rates, equity prices, and foreign currencies. Our board of directors has authorized us to enter into derivative transactions, and all transactions comply with our risk management policies.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We enter into forward and option contracts in foreign currencies to reduce the impact of changes in foreign exchange rates. Our primary transaction exposure results from net payments made to and received from overseas communications companies for completing international calls made by our domestic customers and the operations of our international subsidiaries.

Interest Rate Derivatives

As of December 31, 2006, we held fair value interest rate swaps with a notional value of $1.0 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes and have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes.

Our interest rate swaps meet all the required criteria under SFAS No. 133, as amended, in order to apply the shortcut method of accounting for these instruments, as all of the critical terms of the swaps perfectly match the corresponding terms of the hedged debt. Under the shortcut method, we can assume that our interest rate swaps are perfectly effective in hedging our interest rate risk. We recognize all changes in the fair values of the interest rate swaps currently as a gain or loss within other income (expense) on the consolidated statements of operations, in accordance with SFAS No. 133, as amended. Under the shortcut method, these changes in the fair value of the hedging instrument are offset by an equal change in the fair value of the underlying debt, with no impact on earnings.

Our interest rate swap activity generated a net liability of $25 million as of December 31, 2006 compared to a net liability of $17 million as of December 31, 2005, resulting from changes in the fair value of the interest rate swaps with an offset recorded to the underlying long-term debt.

During the fourth quarter 2005, we entered into a series of interest rate collars associated with the issuance of debt by Embarq at the time of its spin-off on May 17, 2006. See note 2 for additional information. These derivative instruments did not qualify for hedge accounting treatment in our consolidated financial statements, and changes in the fair value of these instruments are recognized in earnings from discontinued operations during the period of change. For 2005, the fair value of these derivatives decreased, resulting in a loss of $12 million, after tax, as of December 31, 2005. During 2006, the fair value of these derivatives increased, resulting in a $43 million gain, after tax. These derivatives were settled upon completion of the spin-off.

Equity Derivatives

In 2005, we entered into a series of option contracts associated with our investment in NII Holdings designed to hedge our exposure to the risk of unfavorable changes in the price of NII Holdings’ common shares. The first contract was written for 1.7 million common shares of NII Holdings and was not designated an effective hedging instrument. Therefore, changes in the fair value of the derivative instrument were recognized in earnings during the period of change prior to settlement. We settled the first option contract on March 31, 2006 in conjunction with the sale of 1.7 million common shares of NII Holdings. We recognized a gain of about $37 million from the sale of the underlying shares, partially offset by a loss of about $23 million from the change in fair value of the option contract during 2006, resulting in a net gain of $14 million recorded to other income.

The remaining option contracts were written for a total of about 13 million common shares of NII Holdings related to the forecasted sale of those shares in the fourth quarter 2006 and were designated as effective cash flow hedges of a forecasted transaction pursuant to SFAS No. 133, as amended, and Derivative Implementation Group Issue No. G-20, Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge. In the fourth quarter 2006, we sold our remaining investment of about 13 million common shares of NII Holdings and settled the remaining option contracts using common shares of NII Holdings borrowed under stock loan agreements. We recognized a gain of $396 million from the sale of the underlying shares,

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

partially offset by a realized loss of $251 million from the change in fair value of the option contracts, resulting in a net gain of $145 million recorded to other income. We also recorded $53 million of income tax expense in the fourth quarter 2006 relating to this transaction as a result of the sale of the NII Holdings shares and the settlement of the option contracts, as well as the reversal of a deferred tax liability relating to the NII Holdings shares. The use of borrowed shares to settle the option contracts was accounted for as a collateralized borrowing, resulting in an increase of $866 million to prepaid expenses and other current assets and other current liabilities for the fair value of the underlying shares. We recognized a financing cash inflow of $866 million related to the borrowing and an equal investing cash outflow related to collateral posted for the borrowed shares. The collateralized borrowing was terminated in January 2007.

Foreign Currency Forward and Option Contracts

Foreign currency forward and option contracts held during 2006 and 2005 were not designated as hedges as defined in SFAS No. 133, as amended, and changes in the fair value of these derivative instruments are recognized in earnings during the period of change. The activity associated with these contracts was immaterial in all periods presented.

Note 11.	Employee Benefit Information

We adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. This statement requires us to recognize the funded status of defined benefit pension and postretirement plans on our consolidated balance sheet and to recognize changes in the funded status that arise during the period in other comprehensive income (loss).

Defined Benefit Pension Plan

Most of our employees who were employed by us prior to the Sprint-Nextel merger are participants in a noncontributory defined benefit pension plan. At the time of the Sprint-Nextel merger, we did not extend plan participation to Nextel employees. Additionally, as of December 31, 2005, the pension plan was amended to freeze benefit accruals for plan participants not designated to work for Embarq following the spin-off. This amendment was treated as a curtailment under SFAS No. 88, and resulted in a $233 million reduction in the projected benefit obligation as of December 31, 2005, which was offset against existing unrecognized losses. Benefits for employees participating in the plan are based on years of service and the participants’ compensation through December 31, 2005.

As of May 17, 2006, in connection with the spin-off of Embarq, accrued pension benefit obligations for participants designated to work for Embarq and related plan assets were transferred to Embarq. This event required a remeasurement of benefit obligations associated with remaining Sprint Nextel employees in accordance with SFAS No. 87, Employers’ Accounting for Pensions. The value of pension assets transferred to Embarq was determined using a valuation methodology consistent with Section 4044 of the Employee Retirement Income Security Act.

Postretirement Benefits

We provide postretirement medical benefits to certain employees. Employees who retired before certain dates were eligible for medical benefits at no cost, or at a reduced cost. Employees who retire after certain dates are eligible for medical benefits on a shared-cost basis. We also provide postretirement life insurance to employees who retired before certain dates. We fund the accrued costs as benefits are paid.

At the time of the Sprint-Nextel merger, we did not extend plan participation in the retiree medical plan to Nextel employees and we amended the plan to only include employees designated to work for Embarq and employees who were both employed by us prior to the Sprint-Nextel merger and born before 1956. Because the attribution period used to accrue retiree medical benefits begins at age 50, this amendment had no immediate impact on the accumulated postretirement benefit obligation or benefit expense.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 17, 2006, in connection with the spin-off of Embarq, the accrued postretirement benefit obligation for participants designated to work for Embarq and the related plan assets were transferred to Embarq. This event required a remeasurement of benefit obligations associated with remaining Sprint Nextel employees in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. All related plan assets had been funded by Embarq subsidiaries, and accordingly, were transferred to Embarq.

Because prescription drug coverage is available through Medicare beginning in 2006, we amended the retiree medical plans in the third quarter 2005 to largely eliminate prescription drug coverage for Medicare-eligible retirees. This amendment precipitated a remeasurement of retiree medical expense, using a 5.25% discount rate as of the July 1, 2005 remeasurement date. The amendment decreased the accumulated postretirement benefit obligation by $250 million, and decreased 2005 benefit expense by $13 million.

Benefit Expense

We use a December 31 measurement date for our pension and postretirement benefit plans. The actuarial assumptions used to compute the net pension expense and postretirement benefit expense are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plan				Postretirement Benefit Plan
		2006			2006	2006
	2006	Pre			Post	Pre
	Post Spin-Off	Spin-Off	2005	2004	Spin-Off	Spin-Off	2005	2004

Actuarial assumptions at beginning of year:
Discount rate	6.50%	5.75%	6.0%	6.25%	6.50%	5.75%	6.0%	6.25%
Expected rate of compensation increase	N/A	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Expected long-term rate of return on plan assets	8.75%	8.75%	8.75%	8.75%	N/A	8.75%	8.75%	8.75%
Initial healthcare cost trend rate	N/A	N/A	N/A	N/A	9.3%	9.3%	10.0%	10.0%
Ultimate healthcare cost trend rate	N/A	N/A	N/A	N/A	5.0%	5.0%	5.0%	5.0%
Year ultimate trend rate is reached	N/A	N/A	N/A	N/A	2012	2012	2012	2011

N/A — Not Applicable

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the pension expense and postretirement benefit expense for the years ended December 31, 2006, 2005 and 2004 are detailed below:

	Pension Plan			Postretirement Benefit Plan
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
			(in millions)

Service cost	$20	$134	$133	$7	$13	$13
Interest cost	149	264	250	18	48	56
Expected return on plan assets	(195)	(328)	(303)	(1)	(3)	(3)
Amortization of transition asset	—	—	(2)	—	(1)	(1)
Amortization of prior service cost	6	16	16	(25)	(57)	(49)
Recognized net actuarial loss	38	110	89	10	28	28
Curtailment loss — partial freeze of benefits accruals	—	4	—	—	—	—

Net benefit expense	$18	$200	$183	$9	$28	$44

Net benefit expense includes $21 million, $63 million and $57 million for the years ended December 31, 2006, 2005 and 2004, respectively, that was allocated to the Local segment prior to the spin-off of Embarq. We believe these amounts approximate the expense related to participants designated to work for Embarq and, accordingly, these amounts are included in discontinued operations in the accompanying consolidated statements of operations. In 2006, all pension service costs are attributable to the Local segment as our pension benefits for continuing Sprint Nextel employees were frozen as of December 31, 2005.

Benefit Obligations

The actuarial assumptions used to compute the funded status for the plans are based upon information determined as of December 31, 2006 and 2005, and are as follows:

	Pension Plan		Postretirement Benefit Plan
	As of December 31,		As of December 31,
	2006	2005	2006	2005

Actuarial assumptions at end of year:
Discount rate	6.20%	5.75%	6.20%	5.75%
Expected rate of compensation increase	N/A	4.25%	4.25%	4.25%
Initial healthcare cost trend rate	N/A	N/A	8.6%	9.3%
Ultimate healthcare cost trend rate	N/A	N/A	5.0%	5.0%
Year ultimate trend rate is reached	N/A	N/A	2012	2012

N/A — Not Applicable

In addition to the above rates, the discount rate used to determine benefit obligations as of the remeasurement date of May 17, 2006, associated with the spin-off of Embarq, was 6.50%.

SFAS Nos. 87 and 106 require that the calculation of a benefit obligation include a discount rate that reflects the rate at which the benefits could effectively be settled and further suggest that this rate reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupon and maturities) match the timing and amount of future benefit payments of the plan. Accordingly, our actuaries completed a cash flow bond matching analysis consistent with this methodology.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in the projected benefit obligation for the pension plan and the change in the accumulated benefit obligation for the postretirement benefit plan for the years ended December 31, 2006 and 2005:

	Pension Plan
	Year Ended		Postretirement Benefit Plan
	December 31,		Year Ended December 31,
	2006	2005	2006	2005
	(in millions)

Benefit obligation at beginning of year	$4,683	$4,466	$719	$967
Service cost	20	134	7	13
Interest cost	149	264	18	48
Plan amendments	(1)	8	—	(250)
Curtailment	—	(233)	—	—
Actuarial loss (gain)	(10)	252	(10)	3
Benefits paid directly by Sprint Nextel	—	—	(24)	(62)
Benefits paid from fund	(105)	(208)	(1)	—
Benefit obligation transferred to Embarq	(3,373)	—	(634)	—

Benefit obligation at end of year	$1,363	$4,683	$75	$719

Accumulated benefit obligation	$1,363	$4,567	N/A	N/A

N/A — Not Applicable

The pension plan’s projected benefit obligation equals the accumulated benefit obligation as of December 31, 2006, due to the spin-off of Embarq and pension plan amendments made as of December 31, 2005.

Plan Assets

The plan assets of the pension plan are currently used for the payment of pension benefits. The plan assets exceed the actuarial present value of pension benefits to be paid over the next fiscal year. Therefore, the entire liability for pension benefits is classified as a long-term liability.

We have assumed an 8.75% expected rate of return on plan assets since December 31, 2003. This estimate for the return on assets reflects the average rate of earnings expected on the funds invested to provide for the benefits included in the projected benefit obligation and is generally consistent with our target investment policy. To assess the ongoing appropriateness of this rate, we requested our actuaries to prepare an investment return estimate using our actual asset allocation as of November 30, 2006. This analysis resulted in an estimated expected rate of return on plan assets of 8.5%. We will use this rate of return on plan assets to determine pension expense for the year ending December 31, 2007.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the change in the fair value of plan assets for the pension and postretirement benefit plans for the years ended December 31, 2006 and 2005:

	Pension Plan		Postretirement Benefit Plan
	Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005
	(in millions)

Fair value of plan assets at beginning of year	$4,133	$3,678	$42	$42
Investment return	305	363	1	—
Employer contributions	—	300	24	62
Benefits paid	(105)	(208)	(24)	(62)
Plan assets transferred to Embarq	(3,089)	—	(43)	—

Fair value of plan assets at end of year	$1,244	$4,133	$—	$42

The weighted-average asset allocations for the pension plan as of December 31, 2006 and 2005 by asset category are as follows:

	Actual		Target		Range
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2006	2005	2006	2005	2006	2005

Equity securities	65%	65%	65%	65%	+/-10%	+/-10%
Debt securities	15%	14%	15%	15%	+/-5%	+/-5%
Real estate	10%	11%	10%	10%	+/-5%	+/-5%
Alternatives	10%	10%	10%	10%	+/-5%	+/-5%

Total	100%	100%	100%	100%

The Employee Benefits Committee, comprised of certain of our employees, has established an investment policy that specifies asset allocation targets and ranges for the trust. The pension trust is invested in a well-diversified portfolio of securities, but it does not hold any Sprint Nextel securities.

Funded Status

The following table illustrates the funded status of the pension and postretirement benefit plans:

	December 31, 2006		December 31, 2005
		Postretirement		Postretirement
	Pension Plan	Benefit Plan	Pension Plan	Benefit Plan
		(in millions)

Projected benefit obligation	$(1,363)	$ N/A	$(4,683)	$ N/A
Accumulated benefit obligation	—	(75)	—	(719)
Fair value of plan assets	1,244	—	4,133	42

Underfunded status	$(119)	$(75)	$(550)	$(677)

N/A — Not Applicable

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect of applying SFAS No. 158 on individual line items in our consolidated balance sheet as of December 31, 2006:

	As of December 31, 2006
	Pension Plan				Postretirement Benefit Plan
	Prior to		Post		Prior to		Post
	Adoption of		Adoption of		Adoption of		Adoption of
	SFAS No. 158	Adjustments	SFAS No. 158		SFAS No. 158	Adjustments	SFAS No. 158
			(in millions)

Pension and other postretirement benefit obligations	$119	$—	$119	(1)	$81	$(6)	$75	(1)

Accumulated other comprehensive income (loss) before taxes	$(264)	$—	$(264	)(2)	$—	$6	$6	(2)
Deferred tax assets (liabilities)	100	—	100		—	(2)	(2)

Accumulated other comprehensive income (loss)	$(164)	$—	$(164	)(3)	$—	$4	$4	(3)

(1)	The pension and other postretirement benefit obligations, coupled with a postemployment obligation of $50 million (not included in the table above), totals $244 million, which is reflected in our 2006 consolidated balance sheet.

(2)	The $(264) million accumulated other comprehensive loss before taxes amount includes $(265) million in unrecognized net actuarial loss offset by $1 million in unamortized prior service benefit. The $6 million accumulated other comprehensive income before taxes amount includes $(16) million in unrecognized net actuarial loss offset by $22 million in unamortized prior service benefit.

(3)	The accumulated other comprehensive loss, coupled with a non-qualified benefit plan obligation of $13 million (not included in the table above), totals $173 million, which is reflected in note 16.

Amortization expense expected to be recognized during 2007:

		Postretirement
	Pension Plan	Benefit Plan
	(in thousands)

Amortization of prior service benefit	$(108)	$(3)
Amortization of net actuarial loss	10,402	1

Total amortization expense	$10,294	$(2)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2005

The funded status and amounts recognized on the accompanying consolidated balance sheet for the plans were as follows:

		Postretirement
	Pension Plan	Benefit Plan
	(in millions)

Projected benefit obligation in excess of plan assets	$(550)	$ N/A
Accumulated postretirement benefit obligation in excess of plan assets	N/A	(677)
Unrecognized net loss	1,424	243
Unrecognized prior service cost (benefit)	80	(397)
Unamortized transition asset	(1)	(7)

Net amount recognized	$953	$(838)

N/A — Not Applicable

Amounts recognized on the accompanying consolidated balance sheet consist of:

		Postretirement
	Pension Plan	Benefit Plan
	(in millions)

Pension and other postretirement benefit obligations	$(435)	$(838)
Intangible asset	80	—
Accumulated other comprehensive loss	1,308	—

Net amount recognized	$953	$(838)

In accordance with SFAS No. 87, we had recorded an additional minimum pension liability as of December 31, 2005 and 2004 representing the excess of the unfunded accumulated benefit obligation over plan assets and accrued pension costs. Recognition of the additional minimum pension liability also resulted in an intangible asset equal to the unrecognized prior service costs, and a charge to equity through accumulated other comprehensive loss.

The related charge to other comprehensive loss was $96 million in 2005 and $18 million in 2004. The related tax effect was $38 million in 2005 and $10 million in 2004, resulting in a net charge to other comprehensive loss of $58 million in 2005 and $8 million in 2004.

The charge to other comprehensive loss for the non-qualified benefit plan was $2 million in 2005 and $20 million in 2004. The related tax effect was $1 million in 2005 and $7 million in 2004, resulting in a net charge to other comprehensive loss of $1 million in 2005 and $13 million in 2004.

As of December 31, 2005, accumulated other comprehensive loss included net charges of $818 million related to the additional minimum pension liability for the pension plan and the non-qualified benefit plan.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Cash Flows

The following pension and postretirement benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions):

		Postretirement
	Pension Plan	Benefit Plan

2007	$29	$5
2008	31	3
2009	33	3
2010	36	3
2011	40	4
2012 — 2016	267	32

We currently expect that a discretionary $150 million contribution will be made to the pension plan during 2007.

Defined Contribution Plans

We sponsor a defined contribution plan covering all employees. Participants may contribute a portion of their eligible pay to the plan through payroll withholdings. In 2006, we matched in cash 100% of participants’ contributions up to 5% of their eligible compensation. In prior years, participants’ contributions were matched with our common stock. Our total matching contributions were $132 million in 2006, $56 million in 2005 and $29 million in 2004.

During 2005, we had three defined contribution plans:  one non-union plan for pre-merger Sprint employees and two union plans for employees designated to work for Embarq. The matching contribution was equal to 30% of participants’ contributions up to 6% of their eligible compensation for 2005 and 25% of participants’ contributions up to 6% of their eligible compensation for 2004 in the non-union plan. For non-union pre-merger Sprint employees, we matched contributions in shares of our common stock. For union employees, we matched contributions based on negotiated amounts.

On January 1, 2006, we terminated the Nextel plan and participants covered by that plan were eligible to enroll in the amended Sprint Nextel plan. On January 1, 2006, we also offered a new defined contribution plan for non-union employees designated to work for Embarq, which was in addition to the two existing union plans. On May 17, 2006, in connection with the spin-off, all three defined contribution plans designated for Embarq employees were transferred to Embarq.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.  Income Taxes

Income tax expense (benefit) allocated to continuing operations consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Current income tax expense (benefit)
Federal	$(99)	$(395)	$(353)
State	119	67	(136)

Total current income tax expense (benefit)	20	(328)	(489)

Deferred income tax expense (benefit)
Federal	556	835	(717)
State	(88)	(37)	(32)

Total deferred income tax expense (benefit)	468	798	(749)

Foreign income tax expense	—	—	—

Total income tax expense (benefit)	$488	$470	$(1,238)

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Income tax expense (benefit) at the federal statutory rate	$519	$452	$(1,135)
Effect of:
State income taxes, net of federal income tax effect	47	20	(109)
State law changes, net of federal income tax effect	(27)	—	—
Tax audit settlements	(42)	—	—
Other, net	(9)	(2)	6

Income tax expense (benefit)	$488	$470	$(1,238)

Effective income tax rate	32.9%	36.4%	38.2%

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense (benefit) allocated to other items was as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Discontinued operations	$234	$635	$647
Cumulative effect of change in accounting principle	—	(10)	—
Unrecognized net periodic pension and postretirement benefit cost(1)	(4)	(39)	(17)
Unrealized (losses) gains on securities(1)	(48)	27	2
Unrealized (losses) gains on qualifying cash flow hedges(1)	5	7	1
Stock ownership, purchase and option arrangements(2)	(1)	(38)	(25)
Cumulative effect of adoption of SAB No. 108 — leases(3)	(31)	—	—
Goodwill, reduction of valuation allowance on acquired assets	(68)	(18)	—

(1)	These amounts have been recorded directly to shareholders’ equity — accumulated other comprehensive loss on the consolidated balance sheets.

(2)	These amounts have been recorded directly to shareholders’ equity — paid-in capital on the consolidated balance sheets.

(3)	This amount has been recorded directly to shareholders’ equity — retained earnings on the consolidated balance sheet.

We recognize deferred income taxes for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred income tax assets and liabilities at December 31, 2006 and 2005, along with the income tax effect of each, were as follows:

	December 31, 2006,		December 31, 2005,
	Current	Long-Term	Current	Long-Term
	(in millions)

Deferred tax assets
Net operating loss carryforwards	$689	$1,245	$1,835	$1,182
Capital loss carryforwards	—	45	354	77
Accruals and other liabilities	356	939	451	267
Tax credit carryforwards	168	465	—	556
Pension and other postretirement benefits	—	93	—	675

	1,213	2,787	2,640	2,757
Valuation allowance	(290)	(663)	(556)	(514)

	923	2,124	2,084	2,243

Deferred tax liabilities
Property, plant and equipment	—	2,185	—	2,220
Intangibles	—	9,961	—	9,594
Investments	—	73	225	834
Other	—	—	70	—

	—	12,219	295	12,648

Current deferred tax asset	$923		$1,789

Long-term deferred tax liability		$10,095		$10,405

The foreign income (loss) included in income (loss) from continuing operations totaled $52 million in 2006, $27 million in 2005 and $(203) million in 2004. We have no material unremitted earnings of foreign subsidiaries.

In 2006 and 2005, we acquired $756 million and $2.8 billion of potential income tax benefits related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards in the Sprint-Nextel merger, and the PCS Affiliate and Nextel Partners acquisitions. In 1999, we acquired $193 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of broadband fixed wireless companies. In 1998, we acquired $229 million of potential tax benefits related to net operating loss carryforwards in the controlling interest acquisition of our wireless joint venture, which we call the PCS Restructuring. The benefits from these acquisitions are subject to certain realization restrictions under various tax laws. As of December 31, 2006, a valuation allowance of $743 million remains on these deferred tax benefits. If the benefits for which a valuation allowance has been provided at the time of acquisition are subsequently recognized, they will first reduce goodwill or intangibles resulting from the application of the purchase method of accounting for these transactions. If goodwill and intangibles related to the acquisition are reduced to zero, any additional tax benefits recognized would reduce income tax expense.

In connection with the PCS Restructuring, we are required to reimburse the former cable company partners of the joint venture for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by us produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by us and will be made to the former cable company partners in shares of our stock. The unexpired carryforward benefits subject to this requirement total $193 million.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, we had federal operating loss carryforwards of $4.0 billion and state operating loss carryforwards of $11.2 billion. Related to these loss carryforwards are federal tax benefits of $1.4 billion and state tax benefits of $801 million. In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $3.4 billion and state alternative minimum tax net operating loss carryforwards of $668 million. The loss carryforwards expire in varying amounts through 2026. We also had available capital loss carryforwards of $130 million. Related to these capital loss carryforwards are tax benefits of $45 million, which will expire in 2009.

We also had available $633 million of federal and state income tax credit carryforwards as of December 31, 2006. Included in this amount are $387 million of income tax credits which expire in varying amounts through 2026. The remaining $246 million do not expire.

The valuation allowance related to deferred income tax assets decreased $117 million in 2006 and increased $401 million in 2005. The 2006 decrease is primarily related to the use of a capital loss carryforward on which a valuation allowance had been previously provided and the expiration of state net operating losses for which a valuation allowance had been provided. The 2005 increase is primarily related to the Sprint-Nextel merger and the 2005 PCS Affiliate acquisitions.

We believe it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets. When we evaluated these and other qualitative factors and uncertainties concerning our company and industry, we found that they provide continuing evidence requiring the valuation allowance which we currently recognize related to the realization of the tax benefit of our net operating loss and tax credit carryforwards as of December 31, 2006.

Note 13.  Commitments and Contingencies

Litigation, Claims and Assessments

In March 2004, eight purported class action lawsuits relating to the recombination of the tracking stocks were filed against us and our directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In December 2006, the court denied defendants’ motion to dismiss the complaint and for summary judgment, and granted a motion to certify the class. In February 2007, the court upon reconsideration dismissed a count of the complaint related to intracompany allocations, which requires dismissal of the complaint against three of our former directors and reconsideration of the class definition. The court has asked the parties for further briefing on the class certification issue and the plaintiffs’ request for a jury trial. Trial is scheduled for September 2007. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Various other suits, proceedings and claims, including purported class actions, typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered its spectrum rights in the 700 MHz spectrum band and certain portions of its spectrum rights in the 800 MHz band, and received spectrum rights in the 1.9 GHz band and spectrum rights in a different part of the 800 MHz band and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan. Based on the FCC’s determination of the values of the spectrum rights received and relinquished by Nextel, the minimum obligation incurred under the Report and Order will be $2.8 billion. We assumed these obligations when we merged with Nextel in August 2005. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury. See note 7 for further information.

Operating Leases

We lease various equipment, office facilities, retail outlets and kiosks, switching facilities, transmitter and receiver sites and spectrum under operating leases. The non-cancelable portion of these leases ranges from monthly up to 25 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of five to seven years with up to five renewal options for five years each.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, data processing equipment and office space. These commitments in future years are as follows (in millions):

2007	$1,816
2008	1,700
2009	1,595
2010	1,432
2011	1,244
Thereafter	10,118

Total rental expense was $1.8 billion in 2006, $1.4 billion in 2005 and $1.0 billion in 2004.

Communication Towers Lease Transaction

In May 2005, we closed a transaction with Global Signal, Inc. under which Global Signal acquired exclusive rights to lease or operate about 6,500 communications towers owned by us for a negotiated lease term, which is the greater of the remaining terms of the underlying ground leases, about 16 years at present, or up to 32 years, assuming successful renegotiation of the underlying ground leases at the end of their current lease terms.

We have subleased space on about 6,400 of the towers from Global Signal. This sublease arrangement is accounted for as an operating lease. Since we maintain ownership of the towers, we continue to reflect the towers on our consolidated balance sheet.

At closing, we received proceeds of about $1.2 billion, which we recorded in other liabilities on our consolidated balance sheet. The deferred rental income is being recognized as a reduction of lease expense related to our subleasing arrangement on a straight-line basis over the remaining terms of the underlying ground leases.

Commitments

We are a party to service and other contracts in connection with conducting our business. As of December 31, 2006, the minimum amounts due under these agreements were as follows (in millions):

2007	$6,340
2008	2,177
2009	1,626
2010	918
2011	615
Thereafter	983

Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product.

Environmental Compliance

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

We have identified seven former manufactured gas plant sites in Nebraska, not currently owned or operated by us, that may have been owned or operated by entities acquired by Centel Corporation, formerly a subsidiary of ours and now a subsidiary of Embarq. We and Embarq have agreed to share the environmental liabilities arising from these former manufactured gas plant sites. Three of the sites are part of ongoing settlement negotiations and administrative consent orders with the Environmental Protection Agency, or EPA. Two of the sites have had initial site assessments conducted by the Nebraska Department of Environmental Quality, or NDEQ, but no regulatory actions have followed. The two remaining sites have had no regulatory action by the EPA or the NDEQ. Centel has entered into agreements with other potentially responsible parties to share costs in connection with five of the seven sites. We are working to assess the scope and nature of these sites and our potential responsibility, which are not expected to be material.

Note 14.  Segments

We operate, and are managed, as two strategic segments: Wireless and Long Distance. These segments are organized by products and services. Until May 2006, we operated a third segment, our local communications business, that provided local and long distance voice and data services and is classified as discontinued operations. See note 2 for more information.

Our executives use segment earnings as the primary measure to evaluate segment performance and make resource allocation decisions. Segment earnings is defined as operating income before depreciation, amortization, severance, lease exit costs, asset impairments and other expenses. We have adjusted the segment information for 2005 and 2004 to include information related to segment earnings, rather than operating income (loss), which was the primary measure used to manage our segments in those years. These expenses, along with all items below operating income (loss) on our consolidated statements of operations, including interest expense and income tax (expense) benefit, are managed on a total company basis and are reflected only in our consolidated results.

Our Wireless segment includes revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless equipment. Through our Wireless segment, we, together with the remaining PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands.

Our Long Distance segment includes revenue from domestic and international wireline voice and data communication services and services to the cable multiple systems operators, or MSOs, that resell our long distance service and/or use our back office systems and network assets in support of their telephone services provided over cable facilities.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates. Segment financial information is as follows:

Statement of Operations Information

		Long	Corporate and
	Wireless	Distance	Eliminations(1)		Consolidated
	(in millions)

2006
Net operating external revenues	$35,111	$5,830	$87	(1)	$41,028
Inter-segment revenues	4	741	(745)		—
Total segment operating expenses	(23,426)	(5,595)	689		(28,332)

Segment earnings	$11,689	$976	$31	(1)	12,696

Less:
Depreciation					(5,738)
Amortization					(3,854)
Severance, lease exit costs and asset impairments(2)					(207)
Merger and integration costs					(413)

Operating income					2,484
Interest expense					(1,533)
Interest income					301
Equity in losses of unconsolidated investees, net					(6)
Realized gain on sale or exchange of investments					205
Other, net					32

Income from continuing operations before income taxes					$1,483

2005
Net operating external revenues	$22,322	$6,193	$274	(1)	$28,789
Inter-segment revenues	6	641	(647)		—
Total segment operating expenses	(15,384)	(5,812)	471		(20,725)

Segment earnings	$6,944	$1,022	$98	(1)	8,064

Less:
Depreciation					(3,864)
Amortization					(1,336)
Severance, lease exit costs and asset impairments(2)					(43)
Merger and integration costs					(580)
Other expense(3)					(100)

Operating income					2,141
Interest expense					(1,294)
Interest income					236
Equity in earnings of unconsolidated investees, net					107
Realized gain on sale or exchange of investments					62
Other, net					39

Income from continuing operations before income taxes					$1,291

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Long	Corporate and
	Wireless	Distance	Eliminations(1)		Consolidated
	(in millions)

2004
Net operating external revenues	$14,639	$6,727	$281	(1)	$21,647
Inter-segment revenues	8	600	(608)		—
Total segment operating expenses	(10,535)	(6,211)	436		(16,310)

Segment earnings	$4,112	$1,116	$109	(1)	5,337

Less:
Depreciation					(3,651)
Amortization					(7)
Severance, lease exit costs and asset impairments(2)					(3,691)
Other income(3)					13

Operating loss					(1,999)
Interest expense					(1,218)
Interest income					60
Equity in losses of unconsolidated investees, net					(41)
Realized gain on sale or exchange of investments					15
Other, net					(61)

Loss from continuing operations before income taxes					$(3,244)

Balance Sheet Information

2006
Capital expenditures	$5,944	$828	$784	$7,556
Total assets	65,233	3,829	28,099	97,161
2005
Capital expenditures	$3,545	$384	$1,128	$5,057
Total assets(4)	67,270	3,437	32,053	102,760
2004
Capital expenditures	$2,559	$282	$1,139	$3,980
Total assets(4)	21,417	3,695	16,209	41,321

(1)	Revenues eliminated in consolidation consist primarily of long distance services provided to the Wireless segment for resale to wireless customers.

Included in the corporate results are the historical net revenues and related operating costs of certain consumer long distance customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer long distance customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

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

(2) See note 8 for additional information on severance, lease exit costs and asset impairments.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Other income (expense) includes $100 million in hurricane costs in 2005 and a $13 million recovery of fully reserved MCI (now Verizon) receivables in 2004.

(4) Includes assets of discontinued operations related to Embarq.

In 2006, 2005 and 2004, more than 95% of our service revenue and equipment revenue were generated within the United States. More than 99% of our property, plant and equipment are in the United States.

Net operating revenues by service and products were as follows:

		Long		Corporate and
	Wireless	Distance		Eliminations(1)	Consolidated
	(in millions)

2006
Wireless services	$31,059	$		$(4)	$31,055
Wireless equipment	3,197			—	3,197
Voice			3,979	(495)	3,484
Data			1,440	(106)	1,334
Internet			933	(27)	906
Other	859		219	(26)	1,052

Total net operating revenues	$35,115		$6,571	$(658)	$41,028

2005
Wireless services	$19,289	$		$(6)	$19,283
Wireless equipment	2,147			—	2,147
Voice			4,213	(262)	3,951
Data			1,632	(42)	1,590
Internet			736	(3)	733
Other	892		253	(60)	1,085

Total net operating revenues	$22,328		$6,834	$(373)	$28,789

2004
Wireless services	$12,529	$		$(8)	$12,521
Wireless equipment	1,510			—	1,510
Voice			4,560	(211)	4,349
Data			1,722	(42)	1,680
Internet			793	(4)	789
Other	608		252	(62)	798

Total net operating revenues	$14,647		$7,327	$(327)	$21,647

(1)	Revenues eliminated in consolidation consist primarily of long distance services provided to the Wireless segment for resale to wireless customers, handset purchases from the Wireless segment and access to the wireless network.

Note 15. Quarterly Financial Data (Unaudited)

From the third quarter 2005 through the third quarter 2006, we have made acquisitions of various companies and the financial results of these acquired companies are included in our quarterly financial data either from the date of their respective acquisition or from the start of the month closest to the acquisitions. See note 3 for information regarding these business combinations.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
	1st	2nd	3rd(1)	4th
	(in millions, except per share data)

2006
Net operating revenues	$10,074	$10,014	$10,496	$10,444
Operating income	484	712	719	569
Income from continuing operations	164	291	279	261
Net income	419	370	279	261
Basic earnings per common share from continuing operations(2)	0.05	0.10	0.09	0.09
Diluted earnings per common share from continuing operations(2)	0.05	0.10	0.09	0.09

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)

2005
Net operating revenues	$5,495	$5,677	$7,825	$9,792
Operating income	610	746	488	297
Income from continuing operations	219	334	263	5
Net income	472	600	516	197
Basic earnings per common share from continuing operations(2)	0.15	0.22	0.12	—
Diluted earnings per common share from continuing operations(2)	0.15	0.22	0.12	—

(1)	The third quarter 2006 results presented in the table above include an adjustment of $52 million ($32 million net of tax) relating to the reversal of excess amortization of the Nextel customer relationship intangible asset previously recognized in our Form 10-Q for the period ended September 30, 2006.

(2)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Note 16.  Shareholders’ Equity

Our articles of incorporation authorize 6,620,000,000 shares of capital stock as follows:

•	6,000,000,000 shares of Series 1 voting common stock, par value $2.00 per share;

•	500,000,000 shares of Series 2 voting common stock, par value $2.00 per share;

•	100,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, no par value per share

Classes of Common Stock

Series 1 Common Stock

The holders of our Series 1 common stock are entitled to one vote per share on all matters submitted for action by the shareholders.

Series 2 Common Stock

The holders of our Series 2 common stock are entitled to 10% of one vote per share, but otherwise have rights that are substantially identical to those of the Series 1 common stock. There were about 80 million shares of Series 2 common stock outstanding as of December 31, 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Voting Common Stock

About 38 million shares of our non-voting common stock was issued in the Sprint-Nextel merger in August 2005 to Motorola and its subsidiary, the only holders of non-voting common shares. In December 2006, Motorola and its subsidiary exercised their right to convert the non-voting common shares into an equal number of our Series 1 common shares, resulting in a $623 million decrease in paid-in capital and a reduction in treasury shares, as shown in the consolidated statements of shareholders’ equity.

Dividends

We paid a dividend of $0.025 per share on the common stock, Series 1, the common stock, Series 2, and the non-voting common stock in each of the quarters of 2006 and in the third and fourth quarters 2005. We paid a dividend of $0.125 per share on the common stock, Series 1 in the first two quarters of 2005 and in each of the quarters of 2004 and a dividend of $0.125 per share on the common stock, Series 2 in the first two quarters of 2005 and in each of the last three quarters of 2004. The common stock, Series 2 was issued at the time of the recombination of the PCS common stock and the FON common stock in April 2004.

Share Repurchase Program

On July 25, 2006, our board of directors authorized the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. This authorization will expire upon the earlier of the full repurchase of the authorized shares or during the first quarter 2008. The number of shares purchased and the timing of any purchases will vary throughout the purchase period. As of December 31, 2006, we had repurchased 98 million shares of our Series 1 common stock for $1.6 billion at an average price of $16.76 per share.

Common Stock Reserved for Future Grants

As of December 31, 2006, Series 1 common stock reserved for future grants under plans providing for the grant of stock options and other equity-based awards, future grants under the employees stock purchase plan or future issuances under various other arrangements included:

Shares
(in millions)

Employees stock purchase plan	22.4
Officer and key employees’ and directors’ stock options and other equity-based awards	146.7
5.25% convertible debt conversion rights	11.3

180.4

Recombination of Tracking Stock

On April 23, 2004, we recombined our two tracking stocks. Each share of PCS common stock automatically converted into 0.50 shares of FON common stock. The conversion of PCS common stock into FON common stock resulted in an increase in FON common stock outstanding of 518.5 million shares as of April 23, 2004. As of April 23, 2004, the FON Group and the PCS Group ceased to exist. Our common stock now represents all of our operations and assets, including our Wireless and Long Distance segments. The consolidated financial statements reflect the recombination as if it had occurred as of the earliest period presented.

Rights Plan

On March 16, 2004, we entered into an amended rights agreement. The rights plan was designed to provide our board of directors with sufficient time, flexibility and negotiating leverage to adequately evaluate strategic alternatives in an orderly manner, as well as to ensure equal and fair treatment for our shareholders. One half of a right is attached to each share of common stock outstanding and becomes exercisable upon the earlier of ten business days after a person or group has acquired, or obtained the right to acquire, in a transaction not approved by the board of directors, 15% or more of the voting power in us or ten business days after a person

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or group announces a tender or exchange offer for 15% or more of the voting power. These rights expire on June 25, 2007 unless extended or earlier redeemed.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	As of December 31,
	2006	2005
	(in millions)

Unrecognized net periodic pension and postretirement benefit cost	$(173)	$—
Additional minimum pension liability	—	(818)
Unrealized net gains related to investments	4	89
Unrealized net losses related to derivatives	—	(9)
Foreign currency translation adjustments	21	12

Accumulated other comprehensive loss	$(148)	$(726)

Note 17.  Adoption of Staff Accounting Bulletin No. 108

Effective January 1, 2006, we adopted SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires a dual approach for quantifying misstatements using both a method that quantifies a misstatement based on the amount of misstatement originating in the current year statement of operations, as well as a method that quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet. Prior to the adoption of SAB No. 108, we quantified any misstatements in our consolidated financial statements using the statement of operations method in addition to evaluating qualitative characteristics. As this method focuses solely on the statement of operations, this can lead to the accumulation of misstatements in the balance sheet that may become material if recorded in a particular period.

In the fourth quarter 2006, we discovered lease accounting misstatements during the process of migrating more than 30,000 leases into a single lease accounting system. During this process, we identified that we previously were not accurately calculating the straight-line impact of operating lease expense nor were we accurately following the definition of a lease term for a minor number of leases. Specifically, certain rent escalation clauses were not included in the minimum lease payment streams for certain leases and the lease term for certain leases did not include all reasonably assured renewal periods.

These misstatements accumulated over several years and were immaterial when quantifying the misstatements using the statement of operations method. Upon adoption of SAB No. 108 on January 1, 2006, we recorded an $81 million increase to the deferred rent liability for the cumulative misstatements as of December 31, 2005. Accordingly, we reduced retained earnings by $50 million and recorded $31 million as a deferred tax asset. The related 2006 misstatement of $17 million, or $10 million net of tax, was recorded in the fourth quarter 2006.

Note 18.  Subsequent Events

Dividend Declaration

On February 27, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable on March 30, 2007 to shareholders of record at the close of business on March 9, 2007.

Debt Retirement

In January 2007, we completed the redemption of our IWO Senior Secured Floating Rate Notes due 2012, of which $150 million in aggregate principal amount was outstanding as of December 31, 2006, for $153 million in cash. We are committed to redeem on March 1, 2007, $420 million of our 9.875% notes due 2011 for

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$451 million in cash. These notes were issued by UbiquiTel Operating Company, our wholly-owned subsidiary. Accordingly, we have reclassified $570 million of long-term debt to current as of December 31, 2006.

Severance

In 2007, we expect to substantially complete the transition to unified customer care, financial systems, device activation, billing and service platforms as a further step to completing our integration initiatives associated with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. The resulting efficiencies, along with other business simplification and process improvement initiatives, are expected to enable us to further streamline our cost structure. As a result, we intend to reduce our full-time headcount, primarily in the first quarter 2007 with the remainder by year-end. This reduction in the work force will be completed using a combination of involuntary and voluntary separation plans. We currently expect to record the majority of the severance liability with a corresponding charge to severance expense, which currently cannot be estimated, in the first quarter 2007.

SPRINT NEXTEL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004

		Additions
	Balance	Charged	Charged				Balance
	Beginning	to Income	to Other		Other		End
	of Year	(Loss)	Accounts		Deductions		of Year
	(in millions)

2006
Allowance for doubtful accounts	$319	$656	$72	(1)	$(626	)(2)	$421

Valuation allowance-deferred income tax assets	$1,070	$10	$31	(3)	$(158	)(4)	$953

2005
Allowance for doubtful accounts	$268	$388	$181	(1)	$(518	)(2)	$319

Valuation allowance-deferred income tax assets	$669	$15	$386	(3)	$—		$1,070

2004
Allowance for doubtful accounts	$248	$318	$131	(1)	$(429	)(2)	$268

Valuation allowance-deferred income tax assets	$620	$49	$—		$—		$669

The schedule above only reflects continuing operations.

(1)	Amounts charged to other accounts consist of receivable reserves for billing and collection services we provide for certain PCS Affiliates. Uncollectible accounts are recovered from affiliates. In 2005 and 2006, the amounts include the allowance recorded in the merger of Nextel and the PCS Affiliate and Nextel Partners acquisitions.

(2)	Accounts written off, net of recoveries.

(3)	Amount represents increases in the valuation allowance for deferred tax assets related primarily to the purchase price allocations in the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions.

(4)	Amount represents valuation allowances no longer required due to the utilization or expiration of income tax carryforwards.