Form 10-Q
period 2007-03-31
SPRINT NEXTEL CORP
filed 2007-05-09
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-04721

SPRINT NEXTEL CORPORATION
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-0457967 (I.R.S. Employer Identification No.)

2001 Edmund Halley Drive, Reston, Virginia (Address of principal executive offices)	20191 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

COMMON SHARES OUTSTANDING AT APRIL 30, 2007:

VOTING COMMON STOCK
Series 1	2,813,799,177
Series 2	79,831,333

SPRINT NEXTEL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(unaudited)
	(in millions, except share data)

ASSETS
Current assets
Cash and cash equivalents	$2,346	$2,046
Marketable securities	8	15
Accounts receivable, net of allowance for doubtful accounts of $421 and $421	4,258	4,595
Inventories	884	1,176
Deferred tax assets	602	923
Prepaid expenses and other current assets	849	1,549

Total current assets	8,947	10,304
Investments	261	253
Property, plant and equipment, net of accumulated depreciation of $17,835 and $16,569	26,071	25,868
Intangible assets
Goodwill	30,556	30,904
FCC licenses and other	20,384	19,935
Customer relationships, net	6,348	7,256
Other definite lived intangible assets, net	1,916	1,962
Other assets	606	679

	$95,089	$97,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,307	$3,394
Accrued expenses and other liabilities	4,606	5,261
Current portion of long-term debt and capital lease obligations	419	1,143

Total current liabilities	8,332	9,798
Long-term debt and capital lease obligations	21,752	21,011
Deferred tax liabilities	9,160	10,095
Pension and other postretirement benefit obligations	244	244
Other liabilities	3,129	2,882

Total liabilities	42,617	44,030

Commitments and contingencies
Shareholders’ equity
Common shares
Voting, par value $2.00 per share, 6.500 billion shares authorized, 2.951 billion shares issued and 2.891 billion shares outstanding and 2.951 billion shares issued and 2.897 billion shares outstanding	5,902	5,902
Paid-in capital	46,501	46,664
Retained earnings	1,288	1,638
Treasury shares, at cost	(1,073)	(925)
Accumulated other comprehensive loss	(146)	(148)

Total shareholders’ equity	52,472	53,131

	$95,089	$97,161

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended March 31,
	2007	2006
	(unaudited)
	(in millions,
	except per share amounts)

Net operating revenues	$10,096	$10,074
Operating expenses
Costs of services and products (exclusive of depreciation included below)	4,350	4,074
Selling, general and administrative	3,303	3,132
Severance, lease exit costs and asset impairments	174	38
Depreciation	1,355	1,408
Amortization	913	938

	10,095	9,590

Operating income	1	484

Other income (expense)
Interest expense	(367)	(394)
Interest income	31	84
Equity in (losses) earnings of unconsolidated investees, net	(2)	20
Other, net	(2)	56

(Loss) income from continuing operations before income taxes	(339)	250
Income tax benefit (expense)	128	(86)

(Loss) income from continuing operations	(211)	164
Discontinued operations, net	—	255

Net (loss) income	(211)	419
Preferred shares dividends	—	(2)

(Loss) income available to common shareholders	$(211)	$417

Basic and diluted (loss) earnings per common share
Continuing operations	$(0.07)	$0.05
Discontinued operations	—	0.09

Total	$(0.07)	$0.14

Basic weighted average common shares outstanding	2,899	2,966

Diluted weighted average common shares outstanding	2,899	2,994

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2007	2006
	(unaudited)
	(in millions)

Cash flows from operating activities
Net (loss) income	$(211)	$419
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	(255)
Provision for losses on accounts receivable	197	110
Depreciation and amortization	2,268	2,346
Deferred income taxes	(185)	129
Share-based compensation expense	73	105
Other, net	(36)	(91)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	119	273
Inventories and other current assets	114	(69)
Accounts payable and other current liabilities	242	(688)
Non-current assets and liabilities, net	(117)	(12)

Net cash provided by continuing operations	2,464	2,267
Net cash provided by discontinued operations	—	698

Net cash provided by operating activities	2,464	2,965

Cash flows from investing activities
Capital expenditures	(1,813)	(1,728)
Expenditures relating to FCC licenses and other intangible assets	(109)	(136)
Cash collateral for securities loan agreements	866	—
Acquisitions, net of cash acquired	—	(3,399)
Proceeds from sales of assets and investments	27	123
Purchases of marketable securities	—	(464)
Proceeds from maturities and sales of marketable securities	7	1,294
Other, net	—	51

Net cash used in investing activities	(1,022)	(4,259)

Cash flows from financing activities
Borrowings under credit facility	750	—
Purchase and retirements of debt	(608)	(868)
Proceeds from issuance of commercial paper	2,591	—
Maturities of commercial paper	(2,706)	—
Payments of securities loan agreements	(866)	—
Purchase of common shares	(300)	—
Retirement of redeemable preferred shares	—	(247)
Proceeds from issuance of common shares	69	185
Dividends paid	(72)	(76)

Net cash used in financing activities	(1,142)	(1,006)

Net increase (decrease) in cash and cash equivalents	300	(2,300)
Cash and cash equivalents, beginning of period	2,046	8,903

Cash and cash equivalents, end of period	$2,346	$6,603

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in millions)

							Accumulated
							Other
	Common Shares		Paid-in	Retained	Treasury Shares		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

Balance, December 31, 2006	2,951	$5,902	$46,664	$1,638	54	$(925)	$(148)	$53,131
Net loss				(211)				(211)
Other comprehensive income, net							2	2

Total comprehensive loss								(209)

Adoption of FIN 48(1)				4				4
Issuance of common shares, net			(20)	(71)	(9)	152		61
Purchase of treasury shares					15	(300)		(300)
Common shares dividends				(72)				(72)
Share-based compensation expense			70					70
Investment dilution due to affiliate equity issuances, net(2)			(213)					(213)

Balance, March 31, 2007	2,951	$5,902	$46,501	$1,288	60	$(1,073)	$(146)	$52,472

(1)	See note 9 for details regarding the adoption of FIN 48.

(2)	See note 3 for additional details.

See accompanying Notes to Consolidated Financial Statements (Unaudited).

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.	Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature, except as described in the notes below. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared according to accounting principles generally accepted in the United States have been omitted. As a result, you should read these consolidated financial statements along with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2006. Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2007.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and definite lived intangible assets, intangible asset impairment analyses and the evaluation of uncertain tax positions.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Supplemental Cash Flow Information from Continuing Operations

	Quarter Ended March 31,
	2007	2006
	(in millions)

Interest paid, net of capitalized interest	$413	$429
Interest received	31	79
Income taxes paid	10	74

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

Shares issuable under our equity plans were antidilutive in the first quarter 2007 because we incurred a net loss from continuing operations. Dilutive shares issuable under our equity plans, used in calculating earnings per common share, were 28 million shares for the first quarter 2006. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings per common share for the first quarter 2006 due to their antidilutive effects. Additionally, about 64 million average shares issuable under the equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the first quarter 2006 as the exercise prices exceeded the average market price during this period.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividends

On February 27, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable to shareholders of record at the close of business on March 9, 2007. The dividend was paid on March 30, 2007.

Share Repurchase Program

On July 25, 2006, our board of directors authorized the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. This authorization will expire upon the earlier of the full repurchase of the authorized shares or during the first quarter 2008. The number of shares purchased and the timing of any purchases will vary throughout the purchase period. In the first quarter 2007, we repurchased about 15 million shares of our Series 1 common stock for $300 million at an average price of $19.61. As of March 31, 2007, we had repurchased a total of 113 million shares of our Series 1 common stock for $1.9 billion at an average price of $17.14 per share.

Significant New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. We adopted EITF Issue No. 06-3 on January 1, 2007. The adoption did not impact our consolidated financial statements. We account for transaction taxes such as sales, excise and usage taxes on a net basis. Universal service fee revenues are recorded gross and represent about 2% of net operating revenues for the periods presented.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement allows entities to measure assets and liabilities at fair value and report any unrecognized gains or losses in earnings subsequent to adoption. The statement serves to minimize the fluctuations in earnings that occur when assets and liabilities are measured differently without imposing hedge accounting requirements. This statement is effective for our quarterly reporting period ending March 31, 2008 and must be applied in conjunction with SFAS No. 157. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2.	Discontinued Operations

On May 17, 2006, we completed the spin-off of our local communications business, which is now known as Embarq Corporation. Embarq offers regulated local communications services as an incumbent local exchange carrier. Embarq provides a suite of communications services, consisting of local and long distance voice and data services, including high-speed Internet access. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and as permitted by SFAS No. 95, Statement of Cash Flows, the results of operations and cash flows from operating activities of this business for 2006 are presented as discontinued operations.

In the spin-off, we distributed pro rata to our shareholders one share of Embarq common stock for every 20 shares held of our voting and non-voting common stock, or about 149 million shares of Embarq common stock. Cash was paid for fractional shares. The distribution of Embarq common stock is considered a tax free transaction for us and for our shareholders, except cash payments made in lieu of fractional shares, which are generally taxable.

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

Also, in connection with the spin-off, we entered into a separation and distribution agreement and related agreements with Embarq, which provide that generally each party will be responsible for its respective assets, liabilities and businesses following the spin-off and that we and Embarq will provide each other with certain transition services relating to our respective businesses for specified periods at cost-based prices. The transition services primarily include billing, field support, information technology and real estate services. We also entered into agreements pursuant to which we and Embarq will provide each other with specified services at commercial rates. Further, the agreements provide for a settlement process surrounding the transfer of certain assets and liabilities. It is possible that adjustments will occur in future periods as these matters are settled.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of the local communications business were as follows:

Quarter Ended
March 31, 2006
(in millions)

Net operating revenue	$1,561
Income before income taxes	417
Income tax expense	162
Income from discontinued operations	255

Note 3.	Business Combinations

We have accounted for our acquisitions in the Wireless segment under the purchase method as required by SFAS No. 141, Business Combinations. SFAS No. 141 requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the respective acquisition dates. The allocation process requires an analysis of intangible assets, such as Federal Communications Commission, or FCC, licenses, customer relationships, trade names, rights under affiliation agreements, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain property, plant and equipment; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The results of operations for all acquired companies are included in our consolidated financial statements either from the date of acquisition or from the start of the month closest to the acquisition date.

We have relied in part on commercial affiliation arrangements between us and third party affiliates, each referred to as a PCS Affiliate, to offer Sprint-branded digital wireless service in and around certain smaller U.S. metropolitan areas. Until our acquisition of Nextel Partners, Inc., we relied on commercial arrangements between us and Nextel Partners to offer Nextel branded digital wireless service in and around certain smaller U.S. metropolitan areas. During 2006, we acquired several PCS Affiliates, including Enterprise Communications Partnership, Alamosa Holdings, Inc. and UbiquiTel Inc., as well as Velocita Wireless Holdings Corporation and the remaining 72% of Nextel Partners that we did not previously own for $10.5 billion in cash in the aggregate. We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets of these entities because we believed the acquisition of the PCS Affiliates and Nextel Partners would give us more control of the distribution of services under the Sprint® and Nextel® brands, and would provide us with strategic and financial benefits associated with a larger customer base and expanded network coverage. We acquired Velocita Wireless, primarily to increase our licenses to use spectrum in the 900 megahertz, or MHz, spectrum band.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes to the initial purchase price allocations for these acquisitions have occurred based on further analysis and valuations of certain assets and liabilities, and are summarized in the table below along with the respective total fair value amounts.

	Preliminary Purchase Price Allocation
	As of
	December 31,		As of
	2006	Adjustments	March 31, 2007
	(in millions)

Goodwill	$9,788	$(372)	$9,416
FCC licenses	1,031	281	1,312
Reacquired rights	849	9	858
Customer relationships	2,349	(51)	2,298
Property, plant and equipment	1,564	(55)	1,509
Other assets	1,683	(25)	1,658
Long-term debt	(2,818)	—	(2,818)
Other liabilities	(1,002)	—	(1,002)

Net assets acquired	$13,444	$(213)	$13,231

During the quarter ended March 31, 2007, a net decrease was made to goodwill in the amount of $372 million, primarily due to adjustments to the fair value of assets and liabilities, including FCC licenses, reacquired rights, customer relationships and property, plant and equipment, as well as an adjustment to the net assets of Nextel Partners relating to the dilution of our ownership interest in Nextel Partners prior to our acquisition. We are in the process of completing our valuation of certain of the assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities and commercial contracts, which, when finalized, may result in additional adjustments to the purchase price allocation for the acquired assets and assumed liabilities of UbiquiTel and Nextel Partners. There will be no further purchase accounting adjustments related to the Enterprise Communications, Alamosa Holdings and Velocita Wireless acquisitions, except when required by certain accounting rules. See note 5 for information regarding the useful lives of acquired definite lived intangible assets as well as other information regarding intangible assets.

Note 4.	Share-Based Compensation

Share-Based Payment Plans

As of March 31, 2007, we sponsored three equity incentive plans, as well as our Employees Stock Purchase Plan, or ESPP. Under the 1997 Long-Term Stock Incentive Program, or the 1997 Program, until April 15, 2007, the date that the 1997 Program expired, we had the authority to grant equity-based awards for up to about 219 million common shares, of which about 123 million common shares were available as of March 31, 2007. On January 1, 2007, the number of shares available under the 1997 Program increased by about 43 million shares. As of March 31, 2007, under the Nextel Incentive Equity Plan, we had the authority to grant equity-based awards for about 109 million common shares, of which about 52 million common shares were available. As of March 31, 2007, options to buy about 32 million common shares were outstanding under the Management Incentive Stock Option Plan, or MISOP, and the ESPP authorized about 22 million shares for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

Refer to note 4 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2006 for additional information regarding these plans.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 8, 2007, our shareholders approved the 2007 Omnibus Incentive Plan, or the 2007 Plan. Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers for up to about 200 million shares. The Human Capital and Compensation Committee, or HC & CC, of our board of directors or one or more executive officers should the HC & CC so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. No new grants could be made under the 1997 Program after April 15, 2007 and no additional grants will be made under the Nextel Incentive Equity Plan.

Statement of Financial Accounting Standards No. 123R

Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which supersedes SFAS No. 123, Accounting for Stock-Based Compensation. The adoption of SFAS No. 123R did not have a material effect on our consolidated financial statements as we adopted SFAS No. 123 in 2003.

Share-based compensation cost charged against net income (loss) for our share-based award plans was $73 million for the first quarter 2007 and $121 million for the first quarter 2006. Share-based compensation cost charged against income (loss) from continuing operations for our share-based award plans was $73 million for the first quarter 2007 and $105 million for the first quarter 2006.

The total income tax benefit recognized in the consolidated financial statements for share-based award compensation was $28 million for the first quarter 2007 and $45 million for the first quarter 2006. The income tax benefit recognized in the consolidated financial statements related to continuing operations was $28 million for the first quarter 2007 and $38 million for the first quarter 2006.

As of March 31, 2007, there was $431 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 2.14 years. Cash received from exercise under all share-based payment arrangements was $69 million for the first quarter 2007 and $185 million for the first quarter 2006. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $2 million for the first quarter 2007 and $4 million for the first quarter 2006.

Under our share-based payment plans, we had options, restricted stock units and nonvested shares outstanding as of March 31, 2007. Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for share-based awards using a 4% weighted average annual rate.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model and the assumptions noted in the following table. The risk-free rate used in 2006 and 2007 is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the options. The expected volatility used in 2006 and 2007 is the implied volatility from traded options on our common shares over a period that approximates the expected term of the options. The expected dividend yield used in 2006 and 2007 is estimated based on our historical dividend yields and other factors. The expected term of options granted in 2006 and 2007 is estimated using the average of the vesting date and the contractual term. Options outstanding as of March 31, 2007 include options granted under the 1997 Program, the MISOP and the Nextel Incentive Equity Plan, as discussed above.

	Quarter Ended March 31,
	2007	2006(1)

Weighted average grant date fair value	$6.28	$6.97
Risk free interest rate	4.46%	4.53	%-4.79%
Expected volatility(2)	26.6%	22.5	%-25.9%
Weighted average expected volatility(2)	26.6%	25.9%
Expected dividend yield	0.53%	0.47	%-0.49%
Weighted average expected dividend yield	0.53%	0.48%
Expected term (years)	6	6
Options granted (millions)	13.3	14.3

(1)	Values, other than the risk free interest rate and the expected term, have been adjusted for the spin-off of Embarq based on the 1.0955 conversion rate.

(2)	Based on the implied volatility of exchange traded options, consistent with the guidance in SEC Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment.

A summary of the status of the options under our option plans as of March 31, 2007, and changes during the quarter then ended, is presented below:

		Weighted
		Average per
	Shares	Share	Weighted	Aggregate
	Under	Exercise	Average Remaining	Intrinsic
	Option	Price	Contractual Term	Value
	(in millions)		(in years)	(in millions)

Outstanding January 1, 2007	171	$23.33
Granted(1)	13	18.78
Exercised(2)	(6)	10.84
Forfeited/expired	(5)	29.64

Outstanding March 31, 2007	173	$23.27	5.27	$321

Vested or expected to vest at March 31, 2007	171	$23.31	5.22	$321

Exercisable at March 31, 2007	137	$24.33	4.39	$298

(1)	Options vest ratably over three years.

(2)	The total intrinsic value of options exercised during the first quarter 2007 was $50 million and during the first quarter 2006 was $138 million.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. A summary of the status of the restricted stock units as of March 31, 2007 and changes during the quarter then ended is presented below. Restricted stock units consist of those units granted under the 1997 Program, as discussed above.

			Weighted Average Grant
			Date Fair Value of
	Restricted Stock Units		Restricted Stock Units
	Future		Future
	Performance	Future	Performance	Future
	and Service	Service	and Service	Service
	Required(1)	Required	Required(1)	Required
	(in thousands)

Outstanding January 1, 2007	—	8,761	$—	$19.14
Granted	6,115	403	18.78	17.80
Vested	—	(3,268)	—	18.22
Forfeited	—	(190)	—	24.15

Outstanding March 31, 2007	6,115	5,706	$18.78	$20.95

(1)	We evaluate performance conditions for certain restricted stock units at the end of the performance period. The 2007 awards are performance-based and will be adjusted at the end of the three year performance and vesting periods, based on our achievement of defined financial and operating objectives.

The total fair value of restricted stock units vested was $59 million during the first quarter 2007 and $36 million during the first quarter 2006. The weighted-average grant date fair value of restricted stock units granted during the first quarter 2007 was $18.72 per unit, compared with $23.14 per unit for the same prior year period.

Most restricted stock units outstanding as of March 31, 2007 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to retained earnings when paid.

Nonvested Shares

Nonvested shares outstanding as of March 31, 2007 consist of restricted shares granted under the 1997 Program and deferred shares granted under the Nextel Incentive Equity Plan, as discussed above. The fair value of each nonvested share award is calculated using the share price at the date of grant. All nonvested shares outstanding as of March 31, 2007 will be vested in full by the end of 2008. The total fair value of shares vested was about $738,000 during the first quarter 2007 and $16 million during the first quarter 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5.	Intangible Assets

Indefinite Lived Intangibles

			Effect from
	December 31,		Adoption of		March 31,
	2006	Adjustments(1)	FIN 48(2)	Additions	2007
	(in millions)

Goodwill	$30,904	$(372)	$24	$—	$30,556
FCC licenses	19,519	281	—	168	19,968
Trademarks	416	—	—	—	416

	$50,839	$(91)	$24	$168	$50,940

(1)	See note 3 for additional information.

(2)	See note 9 for details of the adoption of FIN 48.

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

We hold several kinds of FCC licenses to deploy our wireless services: 1.9 gigahertz, or GHz, personal communications services, or PCS, licenses utilized in our code division multiple access, or CDMA, network, 800 MHz and 900 MHz licenses utilized in our integrated Digital Enhanced Network, or iDEN, and 2.5 GHz licenses that we use for first generation wireless Internet access services, as well as backhaul for the CDMA network. We also hold 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. FCC licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. We are not aware of any technology being developed that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

During the fourth quarter 2006, we performed our annual goodwill and other indefinite lived intangible asset impairment analyses. The result of these analyses was that our indefinite lived intangible assets were not impaired. As permitted by FASB guidance, our goodwill analysis included an estimate of a control premium with respect to the minority interest traded value of our common shares and an estimate of the value of our wireline business, as well as other assumptions. As of March 31, 2007, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. However, if our share price were to experience a sustained, significant decline as compared to the share price as of March 31, 2007, or if any other indicator of impairment exists, such as a significant decline in expected cash flows, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Definite Lived Intangibles

		March 31, 2007			December 31, 2006
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
	(in millions)

Customer relationships	3 to 5 years	$12,173	$(5,825)	$6,348	$12,224	$(4,968)	$7,256
Trademarks	10 years	900	(147)	753	900	(125)	775
Reacquired rights	9 to 14 years	1,212	(112)	1,100	1,203	(82)	1,121
Other	1 to 14 years	80	(17)	63	79	(13)	66

		$14,365	$(6,101)	$8,264	$14,406	$(5,188)	$9,218

	Remaining
	2007	2008	2009	2010	2011
	(in millions)

Estimated amortization expense	$2,382	$2,404	$1,528	$712	$232

Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis. We recorded aggregate amortization expense of $913 million for the first quarter 2007 and $938 million for the first quarter 2006.

We continually assess whether any indicators of impairment exist that would trigger a test of any of these definite life intangible assets, including, but not limited to, a significant decrease in the market price of or the cash flows expected to be derived from the asset, or a significant change in the extent or manner in which the asset is used. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would result in our evaluating the recorded value of our definite lived intangible assets for impairment. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. We assumed these obligations when we merged with Nextel in August 2005. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe that, based on our experiences to date, we will not complete this reconfiguration process within the applicable FCC designated time period due primarily to circumstances largely outside of our control. We do not believe at this time that the impact from this delay will be material to our results of operations or financial condition, although there can be no assurances. Recognizing the current limitations in the reconfiguration process, we and the public safety community jointly filed a letter

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the FCC on February 15, 2007, requesting that the FCC direct the independent Transition Administrator, or TA, through working closely with the affected parties, to develop a schedule and benchmarks for completing the second phase of the 800 MHz reconfiguration. The FCC has not yet taken action with regard to this request.

Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation, at which time we will be required to make a payment to the U.S. Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of the spectrum rights that are surrendered and (ii) the qualifying costs referred to above. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury. From the inception of the program through March 31, 2007, we estimate that we have incurred $790 million of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

As of March 31, 2007, we had a remaining liability of $122 million associated with the estimated portion of the reconfiguration costs that represents our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset, consistent with our accounting policies. The following table represents expenditures incurred directly attributable to our performance under the Report and Order from the inception of the program:

	Through	2007	Through
	December 31, 2006	Expenditures	March 31, 2007
	(in millions)

FCC licenses	$428	$44	$472
Property, plant and equipment	138	9	147
Costs not benefiting our infrastructure or spectrum positions	155	16	171

Total	$721	$69	$790

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Severance, Lease Exit Costs and Asset Impairments

In the first quarter 2007, total severance, lease exit costs and asset impairment costs, which have been expensed in the consolidated statement of operations, aggregated $174 million compared to $38 million for the first quarter 2006. We wrote off $8 million of assets primarily related to the closing of retail stores due to integration activities in the first quarter 2007 and $18 million of assets primarily related to software asset impairments and abandonment in our Wireless segment in the first quarter 2006.

In 2007, we continue to transition to unified customer care, financial systems, device activation, billing and service and technology platforms as a further step to completing our integration initiatives associated with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. The resulting efficiencies, along with other business simplification, process improvement initiatives and workforce reductions, are expected to enable us to reduce our cost structure. In the first quarter 2007, we reduced our full-time headcount by using a combination of involuntary and voluntary separation plans and, in connection with this reduction, and expected future reductions, we recorded $145 million related to severance liability with a corresponding charge to severance expense. As of March 31, 2007, we have completed the majority of our planned headcount reductions, the remainder of which are expected to occur by year-end.

The following table provides an analysis of our severance and lease exit costs liability, exclusive of exit costs associated with business combinations.

		2007 Activity
	December 31, 2006		Cash	March 31, 2007
	Liability Balance	Expense	Payments	Liability Balance
	(in millions)

Lease terminations	$80	$21	$(8)	$93
Severance	34	145	(25)	154

Total costs	$114	$166	$(33)	$247

Exit Costs Associated with Business Combinations

We continue to finalize our plans for rationalizing certain redundant assets and activities, such as facilities, software and infrastructure assets related to certain 2006 business combinations, and to integrate the combined companies. We expect to execute these plans over the next several quarters. These plans affect many areas of our company, including sales and marketing, network, information technology, customer care and general and administrative functions. In addition, we expect that the finalization of our integration plans may result in the need to adjust the useful lives of certain definite lived intangibles, network assets and/or other property, plant and equipment. See note 3 for more information regarding business combinations.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with activities related to business combinations, we recorded certain costs associated with dispositions and integration activities in accordance with the requirements of EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The exit costs are primarily related to termination fees associated with leases and contractual arrangements, as well as severance and related costs associated with work force reductions. For the first quarter 2007, we recorded a reduction of $14 million to these exit costs. These reductions have resulted in adjustments to accrued liabilities, which consequently have resulted in an adjustment to goodwill related to the 2006 acquisitions. The activity is presented in the table below:

		2007 Activity
		Purchase
	December 31, 2006	Price	Cash	March 31, 2007
	Liability Balance	Adjustments	Payments	Liability Balance
	(in millions)

Lease terminations	$77	$(15)	$(9)	$53
Severance	28	1	(16)	13
Other	3	—	—	3

Total costs	$108	$(14)	$(25)	$69

Note 7.	Long-Term Debt and Capital Lease Obligations

			Retirements and
			Repayments of
			Principal
	December 31, 2006	Borrowings	and Other	March 31, 2007
	(in millions)

Senior notes due 2007 to 2032
1.50% to 11.00%, including fair value hedge adjustments of $(25) and $(20), deferred premiums of $390 and $339 and unamortized discounts of $35 and $34	$21,534	$—	$(615)	$20,919
Credit facilities
Export Development Canada, 5.68%	—	750	—	750
Commercial paper 5.31% to 5.62%	514	2,591	(2,706)	399
Capital lease obligations and other
4.11% to 11.174%	106	—	(3)	103

	22,154	$3,341	$(3,324)	22,171

Less current portion	(1,143)			(419)

Long-term debt and capital lease obligations	$21,011			$21,752

As of March 31, 2007, Sprint Nextel Corporation, our parent corporation, had about $3.3 billion of debt outstanding, including commercial paper. In addition, as of March 31, 2007, about $18.6 billion of our long-term debt had been issued by wholly-owned subsidiaries and is fully and unconditionally guaranteed by Sprint Nextel. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by our parent corporation. The transfer of cash in the form of advances from the subsidiaries to our parent corporation is generally not restricted.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are currently in compliance with all restrictive and financial covenants associated with the borrowings discussed above. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any rating agency.

Our interest rate swap activity generated a net liability of $20 million as of March 31, 2007 compared to a net liability of $25 million as of December 31, 2006, resulting from changes in the fair value of the interest rate swaps with an offset recorded to the underlying long-term debt.

Senior Notes

We paid a total of $604 million in cash for early redemptions of senior notes in the first quarter 2007, as we redeemed in their entirety $150 million of IWO Holdings, Inc.’s Senior Secured Floating Rate Notes due 2012 in January 2007 for $153 million in cash and $420 million of UbiquiTel Operating Company’s 9.875% Senior Notes due 2011 in March 2007 for $451 million in cash.

Credit Facilities

Our revolving bank credit facility provides for total unsecured financing capacity of $6.0 billion. As of March 31, 2007 we had $2.6 billion of outstanding letters of credit, including a $2.5 billion letter of credit that is required by the FCC’s Report and Order, and $399 million in commercial paper, net of discounts, backed by this facility, resulting in $3.0 billion of available revolving credit. We also had an additional $12 million of outstanding letters of credit as of March 31, 2007 used for various financial obligations that are not backed by our bank credit facility.

In March 2007, we entered into a $750 million unsecured loan agreement with Export Development Canada. As of March 31, 2007, we had borrowed all $750 million available under this agreement and this loan will mature in March 2012. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate, or LIBOR, plus a spread that varies depending on our credit ratings. We may choose to prepay this loan, in whole or in part, at any time.

Commercial Paper

In April 2006, we commenced a commercial paper program, which has reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of March 31, 2007, we had $399 million of commercial paper outstanding net of discounts, included in the current maturities of long-term debt with a weighted average interest rate of 5.6% and a weighted average maturity of 72 days.

Note 8.	Employee Benefit Information

We have a non-contributory defined benefit pension plan and a postretirement benefit plan which provide benefits to certain employees. We also provide postretirement life insurance to employees who retired before certain dates. Most of our employees who were employed by us prior to the Sprint-Nextel merger are participants in the pension plan. At the time of the Sprint-Nextel merger, we did not extend plan participation to Nextel employees for either the pension plan or retiree medical plan.

The pension and postretirement benefit plan activity for the quarter ended March 31, 2007 did not have a significant impact on our results of operations. As of December 31, 2005, the pension plan was amended to freeze benefit accruals for pension plan participants not designated to work for Embarq following the spin-off. The postretirement benefit plan was amended to include only employees designated to work for Embarq following the spin-off and pre-merger Sprint employees born prior to 1956.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 17, 2006, in connection with the spin-off of Embarq, accrued pension benefit obligations for participants designated to work for Embarq and related plan assets were transferred to Embarq. Additionally, the accrued postretirement benefit obligation for participants designated to work for Embarq was transferred to Embarq. This event required a remeasurement of benefit obligations associated with both the pension and postretirement benefit plans for the remaining Sprint Nextel employees.

Note 9.	Income Taxes

FASB Interpretation No. 48

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of adopting FIN 48 generally is recorded directly to retained earnings. However, to the extent the adoption of FIN 48 resulted in a revaluation of uncertain tax positions acquired in purchase business combinations, the cumulative effect is recorded as an adjustment to the goodwill remaining from the corresponding purchase business combination.

As a result of the adoption of FIN 48, we recognized a $20 million increase in the liability for unrecognized tax benefits, which was accounted for as a $24 million increase to goodwill and a $4 million increase to retained earnings as of January 1, 2007. The total unrecognized tax benefits as of January 1, 2007 were $669 million, which includes a $606 million liability for uncertain tax positions and $63 million of unrecognized tax benefits related to the tax deductions resulting from stock option exercises. In accordance with SFAS 123R, these option related tax benefits are not recorded until the cash tax benefits are realized. Upon adoption of FIN 48, we reclassified the majority of our liability for unrecognized tax benefits from deferred tax liabilities to other liabilities with the remainder being netted against our deferred tax assets. The total unrecognized tax benefits include items that would favorably affect the income tax provision by $89 million, if recognized. The total unrecognized tax benefits did not materially change during the first quarter 2007. We recognize interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of January 1, 2007, the accrued expense for income tax related interest and penalties was not material.

We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial. The Internal Revenue Service, or IRS, is currently examining our 2005 consolidated federal income tax return and other 2005 returns of certain of our subsidiaries. They have effectively completed the examination of our consolidated returns related to years prior to 2005. We have reached oral settlement agreements with the Appeals division of the IRS for our examination issues in dispute following the IRS exam for the years 1995-2002. The unresolved disputed issues from the 2003-2004 IRS examination are awaiting consideration by IRS Appeals; however, they are immaterial to our consolidated financial statements. The IRS is also beginning an examination of the 2001 through pre-merger 2005 consolidated income tax returns of our subsidiary, Nextel Communications, Inc. We are also involved in multiple state income tax examinations related to various years beginning with 1988, which are in various stages of the examination, administrative review or appellate process.

Based on our current knowledge of the proposed adjustments from the aforementioned examinations, we do not anticipate the adjustments would result in a material change to our financial position. We also do not believe it is reasonably possible that we will have any significant increases or decreases to the liability for unrecognized tax benefits for the remainder of 2007 on our current uncertain tax positions. We do, however, expect to recognize about $30 million of tax benefits associated with previous stock option exercises during 2007. The resulting

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in income taxes payable will be allocated between a decrease to goodwill and an increase to paid in capital.

Effective Income Tax Rate

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Quarter Ended March 31,
	2007	2006
	(in millions)

Income tax (benefit) expense at the federal statutory rate	$(119)	$88
Effect of:
State income taxes, net of federal income tax effect	(11)	(6)
Other, net	2	4

Income tax (benefit) expense	$(128)	$86

Effective income tax rate	37.8%	34.4%

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of March 31, 2007, we maintained a total valuation allowance of about $816 million related to our deferred tax assets. This amount includes a valuation allowance of $604 million for the total tax benefits related to net operating loss carryforwards subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $54 million related to separate company state net operating losses incurred by the PCS entities after we acquired them.

Note 10.	Commitments and Contingencies

Litigation, Claims and Assessments

In March 2004, eight purported class action lawsuits relating to the recombination of our tracking stocks were filed against us and our directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In December 2006, the court denied defendants’ motion to dismiss the complaint and for summary judgment, and granted a motion to certify the class. In February 2007, the court, upon reconsideration, dismissed a count of the complaint related to intracompany allocations, which requires dismissal of the complaint against three of our former directors and reconsideration of the class definition. The court asked the parties for further briefing on the class certification issue and the plaintiff’s request for a jury trial. In April 2007, the Kansas Court of Appeals accepted interlocutory appeal of the District Court’s class certification and stayed proceedings in the trial court pending the decision on appeal. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 11.	Segments

We operate, and are managed, as two strategic segments: Wireless and Wireline. These segments are organized by products and services.

Our executives use segment earnings as the primary measure to evaluate segment performance and make resource allocation decisions. Segment earnings is defined as wireless or wireline operating income before depreciation, amortization, severance, lease exit costs, asset impairments and other expenses. These expenses, along with all items below operating income (loss) on our consolidated statements of operations, including interest expense and income tax (expense) benefit, are managed on a total company basis and are reflected only in our consolidated results.

Our Wireless segment includes revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless equipment. Through our Wireless segment, we, together with the remaining third party PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands.

Our Wireline segment includes revenue from domestic and international wireline voice and data communication services and services to the cable multiple systems operators that resell our long distance service and/or use our back office systems and network assets in support of their telephone services provided over cable facilities.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates. Segment financial information is as follows:

			Corporate,
			Other and
Statement of Operations Information	Wireless	Wireline	Eliminations(1)	Consolidated
	(in millions)

Quarter Ended March 31, 2007
Net operating revenues	$8,723	$1,373	$—	$10,096
Inter-segment revenues	—	225	(225)	—
Total segment operating expenses	(6,328)	(1,393)	208	(7,513)

Segment earnings	$2,395	$205	$(17)	$2,583

Less:
Depreciation				(1,355)
Amortization				(913)
Severance, lease exit costs and asset impairments(2)				(174)
Merger and integration costs				(99)
Other expense(3)				(41)

Operating income				1
Interest expense				(367)
Interest income				31
Equity in losses of unconsolidated investees, net				(2)
Other, net				(2)

Loss from continuing operations before income taxes				$(339)

Quarter Ended March 31, 2006
Net operating revenues	$8,517	$1,499	$58 (4)	$10,074
Inter-segment revenues	1	167	(168)	—
Total segment operating expenses	(5,834)	(1,427)	131 (4)	(7,130)

Segment earnings	$2,684	$239	$21	2,944

Less:
Depreciation				(1,408)
Amortization				(938)
Severance, lease exit costs and asset impairments(2)				(38)
Merger and integration costs				(76)

Operating income				484
Interest expense				(394)
Interest income				84
Equity in earnings of unconsolidated investees, net				20
Other, net				56

Income from continuing operations before income taxes				$250

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate,
			Other and
Statement of Operations Information	Wireless	Wireline	Eliminations(1)	Consolidated
	(in millions)

Other Information
Capital expenditures for the quarter ended March 31, 2007	$1,582	$153	$78	$1,813
Total assets as of March 31, 2007	63,242	3,576	28,271	95,089
Capital expenditures for the year ended December 31, 2006	$5,944	$828	$784	$7,556
Total assets as of December 31, 2006	65,514	3,547	28,100	97,161

(1)	Inter-segment revenues consist primarily of long distance services provided to the Wireless segment for resale to wireless customers.

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

(2)	See note 6 for additional information on severance, lease exit costs and asset impairments.

(3)	Other expense includes a charge associated with legal contingencies and net costs associated with a planned exit of a non-core line of business.

(4)	Included in the 2006 corporate results are the historical net revenues and related operating costs of certain consumer wireline customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer wireline customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating revenues by service and products were as follows:

			Corporate and
Quarter Ended March 31,	Wireless	Wireline	Eliminations(1)	Consolidated
	(in millions)

2007
Wireless services	$7,815		$—	$7,815
Wireless equipment	648		—	648
Voice		$898	(196)	702
Data		311	(21)	290
Internet		344	(8)	336
Other	260	45	—	305

Total net operating revenues	$8,723	$1,598	$(225)	$10,096

2006
Wireless services	$7,487		$(1)	$7,486
Wireless equipment	830		—	830
Voice		$966	(55)	911
Data		373	(38)	335
Internet		269	(3)	266
Other	201	58	(13)	246

Total net operating revenues	$8,518	$1,666	$(110)	$10,074

(1)	Revenues eliminated in consolidation consist primarily of long distance services provided to the Wireless segment for resale to wireless customers.

Note 12.	Subsequent Event

On May 8, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable on June 29, 2007 to shareholders of record at the close of business on June 8, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of March 31, 2007, the related consolidated statements of operations and cash flows for the quarters ended March 31, 2007 and 2006, and the related consolidated statement of shareholders’ equity for the quarter ended March 31, 2007. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated March 1, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/  KPMG LLP

McLean, Virginia
May 9, 2007

SPRINT NEXTEL CORPORATION

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the effects of vigorous competition, including the impact of competition on the price we are able to charge customers for services and equipment we provide and our ability to attract new customers and retain existing customers; the overall demand for our service offerings, including the impact of decisions of new subscribers between our post-paid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•	the impact of overall wireless market penetration on our ability to attract and retain customers with good credit standing and the intensified competition among wireless carriers for those customers;

•	the potential impact of difficulties we may encounter in connection with the integration of the pre-merger Sprint and Nextel Communications, Inc. businesses, and the integration of the businesses and assets of Nextel Partners, Inc. and the third party affiliates, or PCS Affiliates, that provide wireless personal communications services, or PCS, under the Sprint® brand name, that we have acquired, including the risk that these difficulties could prevent or delay our realization of the cost savings and other benefits we expect to achieve as a result of these integration efforts and the risk that we will be unable to continue to retain key employees;

•	the uncertainties related to the implementation of our business strategies, investments in our networks, our systems, and other businesses, including investments required in connection with our planned deployment of a next generation broadband wireless network;

•	the costs and business risks associated with providing new services and entering new geographic markets, including with respect to our development of new services expected to be provided using the next generation broadband wireless network that we plan to deploy;

•	the impact of potential adverse changes in the ratings afforded our debt securities by ratings agencies;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us;

•	the inability of third parties to perform to our requirements under agreements related to our business operations, including a significant adverse change in Motorola, Inc.’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for our integrated Digital Enhanced Network, or iDEN®, network;

•	the impact of adverse network performance;

•	the costs and/or potential customer impacts of compliance with regulatory mandates, particularly requirements related to the Federal Communications Commission, or FCC’s, Report and Order;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission, or SEC, including in our annual report on Form 10-K for the year ended December 31, 2006 in Part I, Item 1A, “Risk Factors.”

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

Business

We, together with the PCS Affiliates, offer digital wireless services in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint brand name utilizing wireless code division multiple access, or CDMA, technology. The PCS Affiliates, through commercial arrangements with us, provide wireless services mainly in and around smaller U.S. metropolitan areas on wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. We also offer digital wireless services under our Nextel and Boost Mobile brand names using iDEN technology. We also are one of the largest providers of long distance services and one of the largest carriers of Internet traffic in the nation.

On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our Local segment prior to the spin-off. As a result of the spin-off, we no longer own any shares of Embarq. The results of Embarq for periods prior to the spin-off are presented as discontinued operations.

We believe the communications industry has been and will continue to be highly competitive on the basis of price, the types of services offered and quality of service. Although we believe that many of our targeted customers base their purchase decisions on quality of service and the availability of differentiated features and services, competitive pricing, both in terms of the monthly recurring charges and the number of minutes or other features available under a particular rate plan, and handset offerings and pricing are often important factors in potential customers’ purchase decisions.

Our industry has been and continues to be subject to consolidation and dynamic change as well as intense competition. In an effort to maintain our operating margins in a price-competitive environment, we continually seek ways to create or improve capital and operating efficiencies in our business. Consequently, we routinely reassess our business strategies and their implications on our operations, and these assessments may continue to impact the future valuation of our long-lived assets. As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

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

Management Overview

Wireless

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technologies to meet the needs of individual consumers, businesses and government customers. Through our Wireless segment, we, together with the PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in over 300 metropolitan markets, including 298 of the 300 largest U.S. metropolitan areas, where more than 280 million people live or work. We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in numerous countries. We, together with the PCS Affiliates and resellers of our wholesale wireless services, served about 53.6 million wireless subscribers as of March 31, 2007.

We offer wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. We offer these services, other than those offered under prepaid service plans, typically on a contract basis, for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to directly target the youth and prepaid wireless service markets. We also offer wholesale wireless services to resellers, commonly known as mobile virtual network operators, or MVNOs, such as Embarq, Virgin Mobile USA, Helio Inc., Qwest Communications International, Inc., The Walt Disney Company and Modiva Communications, Inc., which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of acquisition, billing and customer service.

We also provide wireless services that are marketed and sold by several cable multiple systems operators, or MSOs, in eight markets. We also have entered into an agreement with several cable MSOs to jointly develop converged services designed to combine many of cable’s core products and interactive features with wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service, to the participating cable MSO’s customers. During 2007, we expect to develop new products and services and introduce service in additional markets.

Our strategy is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. We offer numerous sophisticated data messaging, imaging, entertainment and location-based applications, marketed as Power Visionsm, across our CDMA network that utilize high-speed evolution data optimized, or EV-DO, technology. Currently EV-DO technology covers about 206 million people and serves customers in over 219 communities with populations of at least 100,000. EV-DO data roaming is available in selected markets in Canada and Mexico. We have incorporated EV-DO Rev. A, the next version of EV-DO technology, into a majority of our network. EV-DO Rev. A is designed to support a variety of Internet Protocol, or IP, and video and high performance walkie-talkie applications for our CDMA network.

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

We also plan to utilize QUALCOMM Incorporated’s QChat® technology, which is designed to provide high performance walkie-talkie services on our CDMA network, and we are designing interfaces to provide for interoperability of walkie-talkie services on our CDMA and iDEN networks. Currently, we are developing and testing the QChat application on our CDMA network and plan to launch customer trials in the fourth quarter 2007 with a goal of launching the related service offerings in 2008.

We also plan to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the Worldwide Inter-Operability for Microwave Access, or WiMAX, standard. We are designing this network to support a wide range of high-speed IP-based wireless services in a mobile environment. Our initial plans contemplate deploying the new network in larger metropolitan areas with a goal of launching the related service offerings in some of those markets beginning in 2008.

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

We have experienced declines in the average voice revenue per subscriber due to the increased penetration of the corporate/business market and increased sales of family add-on plans, both of which contribute to improved credit quality of our subscriber base and reduced subscriber churn. The increased percentage of our customers with plans that have roaming included in their plans has also contributed to the decline in voice revenue. We are developing and implementing service plans that are designed to offset these declines in voice revenue by expanding and enhancing our value-added array of imaging, high-speed data messaging, entertainment and location-based applications. Recently, the growth in revenue per subscriber generated by these data services, while significant, has not kept pace with the decline in voice revenue, resulting in a decline in our overall monthly average revenue per subscriber.

The ability of our Wireless segment to generate equipment revenues is primarily a function of the number of new and existing subscribers who purchase handsets and other accessories and the prices at which we sell such equipment, which is partially impacted by the pricing practices of our competitors. Handset costs in excess of the revenue generated from handset sales (or subsidy) have increased significantly in recent periods, as a result of aggressive customer acquisition and retention pricing, as well as handsets with increased functionality, which have a higher cost. The ability of our Wireless segment to generate wholesale revenues is primarily a function of the number and type of MVNOs that resell our wireless service, their success at acquiring and retaining subscribers and the rates that we charge MVNOs for utilization of our network.

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

In the second half of 2006, we began to initiate a series of actions designed to improve the performance of our networks, raise brand awareness, enhance customer satisfaction, stabilize average customer revenues, reduce churn and increase sales and distribution productivity. These initiatives include:

•	adding cell sites to improve network performance and expand the coverage and capacity of our networks;

•	increasing media expenditures to improve brand awareness;

•	enhancing incentives to improve third-party sales distribution and accelerate growth, and implementing customer retention programs that focus on our high-value customers;

•	improving our handset portfolio across both our CDMA and iDEN network platforms;

•	offering a new line of combined CDMA-iDEN devices, marketed as PowerSourcetm, that feature voice and data applications over our CDMA network and walkie-talkie applications over our iDEN network, in order to help relieve capacity constraints on the iDEN network and to offer subscribers of our iDEN services all of the benefits of applications on our CDMA network and our walkie-talkie applications; and

•	continuing to integrate a number of other systems, including human resources, general ledger, sales commissions and billing, which we expect to substantially complete in 2007 and believe will create efficiencies in the way we do business, and, in the case of our billing system, will increase functionality for our customer care representatives and produce more reliable information, which should enhance the customer experience.

In February 2005, Nextel accepted the terms and conditions of the Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 megahertz, or MHz, band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. We assumed these obligations when we merged with Nextel in August 2005. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe that, based on our experiences to date, we will not complete the reconfiguration process within the 36-month period due to events largely outside of our control. We do not believe at this time that the impact from this delay will be material to our results of operation or financial condition, although there can be no assurance. Recognizing the current limitations in the reconfiguration process, we and the public safety community jointly filed a letter with the FCC on February 15, 2007 requesting that the FCC direct the Transition Administrator, or TA, through working closely with the affected parties, to develop a schedule and benchmarks for completing the second phase of the 800 MHz reconfiguration. The FCC has not yet taken action with regard to this request. See “— Forward-Looking Statements.”

As part of the reconfiguration process in most markets, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum, which has contributed, and may in the future contribute, to the capacity constraints experienced on our iDEN network, particularly in some of our more capacity constrained markets, and has impacted performance of our iDEN network in the affected markets.

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

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions have been made as of March 31, 2007.

Wireline

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols, such as multi-protocol label switching, or MPLS, technologies, IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. We also provide services to the cable MSOs that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. Growth in voice services provided by cable MSOs is accelerating as consumers use cable MSOs as alternatives to local and long distance voice communications providers. We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we are converting most of our existing customers from ATM and frame relay to more advanced IP technologies, such as MPLS, Sprintlink Frame Relay and Sprintlink ATM, which will reduce our cost structure by moving toward one consolidated data platform that can provide converged services. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We also are taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with wholesale voice long distance, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees, such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment charges and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, as incurred. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns and represented about 14% of our accounts receivable balance as of March 31, 2007.

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

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to wireline customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, the credit quality of our subscriber base, aging of the accounts receivable portfolios, industry norms, regulatory decisions and other factors.

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

Inventories

Inventories of handsets and accessories in the Wireless segment are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs in excess of the revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenues.

As of March 31, 2007, we held about $884 million of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell handsets with a service contract.

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

Long-lived assets consisting of property, plant and equipment represented $26.1 billion of our $95.1 billion in total assets as of March 31, 2007. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life	Average Useful Life

Buildings and improvements	3 to 31 years	13 years
Network equipment and software	3 to 31 years	9 years
Non-network internal use software, office equipment and other	3 to 12 years	4 years

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

During the first quarter 2007, we implemented depreciation rate changes primarily with respect to assets that comprise the CDMA network resulting from our annual depreciable lives studies. Before considering the impact of assets placed into service in 2007, these revised rates, which were determined under group life depreciation accounting, are expected to reduce annual depreciation expense by about $400 million based upon the net book value of our CDMA and Wireline network long-lived assets as of January 1, 2007. These rate changes are primarily related to the impact of certain assets becoming fully depreciated and net changes in service lives of certain assets. In addition to performing our annual studies, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $8.3 billion as of March 31, 2007, and our future strategic plans for this network, as a larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material.

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

Intangible assets with definite useful lives represented $8.3 billion of our $95.1 billion in total assets as of March 31, 2007. Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of certain PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connectsm trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis.

We continually assess whether any indicators of impairment exist that would trigger a test of any of these definite lived intangible assets, including, but not limited to, a significant decrease in the market price of or the cash flows expected to be derived from the asset, or a significant change in the extent or manner in which the asset is used. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would result in our evaluating the recorded value of our definite lived intangible assets for impairment. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $50.9 billion of our $95.1 billion in total assets as of March 31, 2007. We have identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite lived intangibles annually on October 1 for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include: a sustained, significant decline in our share price and market capitalization; a significant decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. In addition, if we exit a line of business in future periods, any goodwill allocated to that line of business could be impaired.

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

When required, we test other indefinite lived intangibles for impairment by comparing the asset’s respective carrying value to estimates of fair value, determined using the direct value method. Our FCC licenses are combined as a single unit of accounting following the unit of accounting guidance as prescribed by EITF Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, except for our FCC licenses in the 2.5 GHz band, which are tested separately as a single unit of accounting.

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

During the fourth quarter 2006, we performed our annual goodwill and other indefinite lived intangible asset impairment analyses as described above. The result of these analyses was that our indefinite lived intangible assets were not impaired. As permitted by Financial Accounting Standards Board, or FASB, guidance, our goodwill analysis included an estimate of a control premium with respect to the minority interest traded value of our common shares and an estimate of the value of our wireline business, as well as other assumptions. As of March 31, 2007, we have not identified any indicators of impairment with respect to our goodwill and other indefinite lived intangible assets. However, if our share price were to experience a sustained, significant decline as compared to the share price as of March 31, 2007, or if any other indicator of impairment exists, such as a significant decline in expected cash flows, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Tax Valuation Allowances and Uncertain Tax Positions

We are required to estimate the amount of taxes payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. The accounting estimates related to the tax valuation allowance requires us to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment because actual performance has fluctuated in the past and may do so in the future. The impact that changes in actual performance versus these estimates could have on the realization of tax benefits as reported in our results of operations could be material.

We carried an income tax valuation allowance of $816 million as of March 31, 2007. This amount includes a valuation allowance of $604 million for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $54 million related to separate company state net operating losses incurred by the PCS entities after we acquired them. The valuation allowance was provided on these separate company state net operating loss benefits since these entities had no history of taxable income. Current trends indicate that the valuation allowance continues to be appropriate and we do not anticipate adjusting this amount in the near term. We continue to monitor these trends, and in the future it is possible that our cumulative historical income test will ultimately yield sufficient positive evidence that it is more likely than not that we will realize the tax benefit of some of the separate company state net operating losses for which the valuation allowance has been provided. Should that occur, subject to review of other qualitative factors and uncertainties at that time, we would expect to start reversing some of the valuation allowance. For the valuation allowance related to the acquired tax benefits described above, we would first reduce goodwill or intangible assets resulting from the acquisitions, or reduce income tax expense if these intangible assets have been reduced to zero. For the remainder of our valuation allowance, we would reduce income tax expense.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards, or SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The accounting estimates related to the liability for uncertain tax positions requires us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 9 for additional information regarding FIN 48. Our liability for uncertain tax positions was $614 million as of March 31, 2007.

Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

Significant New Accounting Pronouncements

In June 2006, the EITF, reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. We adopted EITF Issue No. 06-3 on January 1, 2007. The adoption did not impact our consolidated financial statements. We account for transaction taxes such as sales, excise and usage taxes on a net basis. Universal service fee revenues are recorded gross and represent about 2% of net operating revenues for the quarters ended March 31, 2007 and 2006.

In September 2006, the FASB issued SFAS, No. 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value. Additionally, this statement expands disclosure requirements for fair value with a particular focus on measurement inputs. SFAS No. 157 is effective for our quarterly reporting period ending March 31, 2008. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. This statement allows entities to measure assets and liabilities at fair value and report any unrecognized gains or losses in earnings subsequent to adoption. The statement serves to minimize the fluctuations in earnings that occur when assets and liabilities are measured differently without imposing hedge accounting requirements. This statement is effective for our quarterly reporting period ending March 31, 2008 and must be applied in conjunction with SFAS No. 157. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

Results of Operations

We present consolidated information as well as separate supplemental financial information for our two reportable segments, Wireless and Wireline. The disaggregated financial results for our two segments have been prepared in a manner that is consistent with the basis and manner in which our executives evaluate segment performance and make resource allocation decisions. Consequently, we define segment earnings as operating income before depreciation, amortization, severance, lease exit costs, asset impairments and other expenses. See note 11 of the Notes to Consolidated Financial Statements for additional information on our segments. For reconciliations of segment earnings to the closest generally accepted accounting principles measure, operating income, see tables set forth in “— Wireless” and “— Wireline” below. We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Consolidated

Our operating results for the first quarter 2006 include the results of the PCS Affiliates that we acquired in the first quarter 2006, either from the date of acquisition or from the start of the month closest to the acquisition date. Our operating results for the first quarter 2007 include the results of Nextel Partners, which we acquired in the second quarter 2006 and the results of UbiquiTel, which we acquired in the third quarter 2006. For further information on business combinations, see note 3 of the Notes to Consolidated Financial Statements. These transactions affect the comparability of our reported operating results with other periods.

	Quarter Ended
	March 31,
	2007	2006
	(in millions)

Net operating revenues	$10,096	$10,074
(Loss) income from continuing operations	(211)	164
Net (loss) income	(211)	419

Net operating revenues were flat in the first quarter 2007 as compared to the first quarter 2006, primarily due to increases in CDMA and wholesale subscribers and increases in data services revenue, offset by decreases in service and handset pricing, as well as a decline in the post-paid iDEN subscriber base. For additional information, see “— Segment Results of Operations” below.

In the first quarter 2007, we incurred a loss from continuing operations of $211 million compared to income from continuing operations of $164 million in the first quarter 2006, due to an increase in operating expenses, primarily resulting from increases in network costs related to improved coverage and capacity, increases in wireless equipment subsidy and other customer acquisition costs, which included incremental costs related to advertising and brand awareness, and an increase in severance costs related to our workforce reductions. For additional information, see “— Segment Results of Operations” and “— Consolidated Information” below.

In the first quarter 2007, we incurred a net loss of $211 million compared to net income of $419 million in the first quarter 2006 due to the reasons stated above and the absence of income from discontinued operations. For additional information, see “— Segment Results of Operations” and “— Consolidated Information” below.

Presented below are results of operations for our Wireless and Wireline segments, followed by a discussion of results of operations on a consolidated basis.

Segment Results of Operations

Wireless

Our Wireless segment results of operations include the results of acquired companies from either the date of the acquisition or the start of the month closest to the acquisition date. As such, the results of acquired companies are included as of the following dates: Enterprise Communications Partnership and Alamosa Holdings, Inc. from February 1, 2006, Velocita Wireless Holding Corporation from March 1, 2006 and Nextel Partners and UbiquiTel from July 1, 2006.

	Quarter Ended
	March 31,
Wireless	2007	2006	Change
	(dollars in millions)

Service	$7,815	$7,487	4%
Wholesale, affiliate and other	260	201	29%

Total services revenue	8,075	7,688	5%
Cost of services(1)	(2,079)	(1,876)	11%

Service gross margin	$5,996	$5,812	3%

Service gross margin percentage	74%	76%
Equipment revenue	$648	$830	(22)%
Cost of products(1)	(1,379)	(1,253)	10%

Equipment net subsidy	$(731)	$(423)	73%

Equipment net subsidy percentage	(113)%	(51)%
Selling, general and administrative expense(1)	$(2,870)	$(2,705)	6%
Wireless segment earnings	2,395	2,684	(11)%
Severance, lease exit costs, asset impairments and other(2)	(159)	(28)	NM
Depreciation(2)	(1,229)	(1,285)	(4)%
Amortization(2)	(913)	(938)	(3)%
Wireless operating income	94	433	(78)%

NM — Not Meaningful

(1)	A total of $112 million in service and repair costs associated with our Wireless segment was reclassified to cost of services, of which $87 million was reclassified from cost of products and $25 million was reclassified from selling, general and administrative expense for the quarter ended March 31, 2006.

(2)	Severance, lease exit costs, asset impairments, depreciation and amortization are discussed in the Consolidated Information section. Other expense includes a charge associated with legal contingencies and net costs associated with a planned exit of a non-core line of business.

Selected Financial and Operating Data

The following is a summary of our subscriber activity and related subscriber data. The number of subscribers impacts service revenues, cost of service and bad debt expense as well as support costs, such as customer care, which are recorded in general and administrative expenses.

	Quarter Ended March 31,
	2007	2006

Direct subscribers, end of period (millions)	45.9	42.2
CDMA network	25.1	22.5
iDEN network	20.8	19.7
Wholesale and affiliate subscribers, end of period (millions)	7.8	6.6
Direct net subscriber additions(1)(thousands)	55	1,065
Monthly customer churn rate
Direct post-paid	2.3%	2.1%
Direct prepaid	7.0%	5.4%
Weighted average	2.7%	2.4%
Average monthly service revenue per user
Direct post-paid	$59	$62
Direct prepaid	32	36
Weighted average	57	61

(1)	Direct net subscriber additions do not include subscribers acquired in connection with the PCS Affiliate acquisitions.

Service Revenue

Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment charges and certain regulatory related fees. Service revenues increased 4% in the first quarter 2007 as compared to the first quarter 2006 primarily due to the increase in the number of our direct subscribers, partially offset by a decrease in our weighted average monthly service revenue per user to $57 in the first quarter 2007 as compared to $61 in the first quarter 2006. We ended the first quarter 2007 with about 45.9 million direct subscribers and during the first quarter 2007, we had about 55,000 net direct subscriber additions. In comparison, we ended the first quarter 2006 with about 42.2 million direct subscribers and during the first quarter 2006, we had about 1.1 million net direct subscriber additions excluding the PCS Affiliate subscribers of about 1.6 million that were acquired with the acquisition of these companies. We believe that the increase in direct subscribers, separate from the growth attributable to subscribers gained as part of our acquisitions, is primarily due to the following factors:

•	growth in the number of subscribers purchasing our wireless prepaid service offering of 7% in the first quarter 2007 for an end of quarter 2007 wireless prepaid subscriber total of 4.3 million;

•	our differentiating products and services, particularly data-related services, including those available under our Sprint Power Vision service plans, and other non-voice services, such as instant messaging and emails, sending and receiving pictures, playing on-line games and browsing the Internet wirelessly, as well as our data connection cards; and

•	selected handset pricing promotions and improved handset choices; partially offset by

•	a decline in our post-paid iDEN subscriber base.

Our weighted average monthly service revenue per user decreased to $57 in the first quarter 2007 from $61 in the first quarter 2006, primarily due to the following factors:

•	a continuing migration of our customer base to more competitive service pricing plans on both the iDEN and CDMA networks and plans that allow users to add additional units to their plan at attractive rates, such as “add a phone” and “family plans”;

•	our prepaid wireless subscribers, who generally have a lower average revenue per user, increased as a percentage of our direct subscriber base to 9% in the first quarter 2007 compared to 7% in the first quarter 2006;

•	a decline in our post-paid iDEN subscriber base, which generally has higher average revenue per user; and

•	the integration of the subscribers acquired from the PCS Affiliates, who have a lower average monthly service revenue and who will no longer be a source of roaming revenue for us; partially offset by

•	the increase in data service revenues, as subscribers took advantage of our wide array of data offerings such as short message service, or SMS, connection cards and our Sprint Vision and Power Vision service plans.

We have limited distribution of our Boost Mobile-branded prepaid services in a few of our network capacity constrained markets, which may adversely impact our ability to add users of prepaid services in the affected markets. We continually monitor our credit policies on a market by market basis in an effort to optimize the balance between new subscribers who are of a prime and subprime quality, which may adversely impact our ability to add lower credit quality subscribers in markets with tight credit policies. We expect our weighted average monthly service revenue per user to remain relatively stable during the remainder of 2007 as expected growth for our data services is expected to offset decreases in pricing due to competitive market pricing, incremental customer acquisitions at lower average revenues and existing customer migrations to lower priced plans. See “— Forward-Looking Statements.”

Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenues consist primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers and net revenues retained from wireless subscribers residing in PCS Affiliate territories. Wholesale, affiliate and other revenues increased 29% in the first quarter 2007 as compared to the first quarter 2006, primarily due to increased minutes of use of our wholesale operator subscribers. In the first quarter 2007, wholesale subscriber additions were 467,000, resulting in about 6.8 million subscribers at quarter end, compared to about 5.4 million subscribers at March 31, 2006.

Cost of Services

Cost of services consists primarily of:

•	costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with our network engineering employees and frequency leasing costs;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site; and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for calls terminating on their networks, which fluctuates in relation to the level and duration of those terminating calls;

•	costs to service and repair handsets and activate service for new subscribers;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as ringers, games, music and TV navigation by our customers.

Cost of services increased 11% in the first quarter 2007 compared to the first quarter 2006, primarily due to increased costs relating to the expansion of our network and increased minutes of use on our networks. Specifically, we experienced:

•	an increase in cell site and switch related operational costs, including increases in fixed and variable interconnection costs, due to the increase in usage, cell sites and related equipment in service;

•	an increase in backhaul costs driven by the increased capacity required to support our EV-DO service; and

•	an increase in costs for premium data services resulting from increased subscriber data usage; partially offset by

•	decreases in roaming expenses due to the acquisition of Nextel Partners and certain PCS Affiliates and the negotiation of lower roaming rates paid to the remaining independent PCS Affiliates.

We expect the aggregate amount of cost of service to increase as customer usage of our networks increases and we add more sites and other equipment to expand the coverage and capacity of our CDMA and iDEN networks. See “— Forward-Looking Statements”, “— Liquidity and Capital Resources” and “— Capital Requirements.’’

Service gross margin percentage decreased 2% in the first quarter 2007 to 74% as cost of services grew at a faster rate than service revenue due to the reasons described above.

Equipment Revenue

We recognize equipment revenue when title to the handset or accessory passes to the dealer or end-user customer. Revenues from sales of handsets and accessories decreased 22% in the first quarter 2007 as compared to the first quarter 2006 despite an 8% increase in the number of handsets sold in the first quarter 2007 compared to the first quarter 2006 due to more aggressive acquisition and retention handset pricing. This corresponds to a 27% decrease in the average sales price per handset in the first quarter 2007 compared to the first quarter 2006. We expect equipment revenue to increase primarily as a result of an increase in the number of handsets expected to be sold and an increase in the average sales price per handset. See “— Forward-Looking Statements.”

Cost of Products

We recognize the cost of handsets and accessories, including handset costs in excess of the revenues generated from handset sales (or subsidy), when title to the handset or accessory passes to the dealer or end-user customer. Cost of handset and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. The cost of handsets is reduced by any rebates that we earned from the supplier. Handset and accessory costs increased 10% in the first quarter 2007 as compared to the first quarter 2006 primarily due to a 3% increase in the average cost per handset sold combined with an 8% increase in the number of handsets sold, as well as costs associated with restocking of dealers’ inventories of Boost Mobile handsets in selected markets in the first quarter 2007, particularly in markets where we had limited distribution of our Boost Mobile-branded prepaid services in prior periods. The increase in the average cost per handset sold was primarily a result of selling handsets with increased functionality, which have a higher cost, and selling a significant number of PowerSource devices in the first quarter 2007, which have a higher cost as compared to typical single network handsets as they feature voice and data applications over our CDMA network and walkie-talkie applications over our iDEN network.

Our marketing plans assume that handsets typically will be sold at prices below our cost, which is consistent with industry practice. Our subscriber retention efforts often include providing incentives to customers such as offering new handsets at discounted prices. Equipment net subsidy as a percentage of equipment revenues increased to 113% in the first quarter 2007 from 51% in the first quarter 2006. Handset subsidies have increased significantly in recent periods resulting from a combination of aggressive customer acquisitions and retention pricing, as well as selling higher cost handsets. We expect handset subsidies to decrease from current levels due to improved handset pricing on the PowerSource handsets in addition to reduced handset sales promotions. See “— Forward-Looking Statements.”

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

Sales and marketing expense increased 8% in the first quarter 2007 from the first quarter 2006, primarily due to increased compensation of our post-paid third-party dealers for both new subscriber additions and upgrades and advertising expense, as a result of our renewed focus on promoting our brand to gain market share by attracting new subscribers and to continue to build goodwill among existing subscribers.

General and administrative costs increased 4% in the first quarter 2007 from the first quarter 2006, primarily due to:

•	an increase in bad debt expense resulting from an increase in the number of subscribers, including subscribers acquired from purchased affiliates, including Nextel Partners, an increase in the average write-off per account and an increase in involuntary churn. The increase in the average write-off per account was primarily due to increases in unpaid data usage. Bad debt expense for the first quarter 2007 increased 96% from the first quarter 2006. The allowance for doubtful accounts as a percentage of outstanding accounts receivable was 10% for the first quarter 2007 and 7% for the first quarter 2006; and

•	an increase in our customer care expenses related to call volume increases due to migrating customers to a single billing platform, a larger subscriber base and increases in customer retention efforts; partially offset by

•	a decrease in information technology and billing expenses due to reduced data center hosting fees and a reduction of information technology personnel subsequent to the first quarter 2006.

We expect selling, general and administrative expenses to remain relatively stable through the remainder of 2007. Increased cost efficiencies related to headcount reductions, merger synergies and other productivity measures are expected to substantially offset continued increases in costs associated with customer acquisition and retention, including increased costs related to strengthening third-party distribution channels, additional marketing, advertising and brand awareness initiatives and customer care activities. See “— Forward-Looking Statements.”

Wireless Segment Earnings

Wireless segment earnings decreased 11% in the first quarter 2007 from the first quarter 2006 primarily due to an increase in the operating expenses caused by additional equipment subsidies resulting from more aggressive customer acquisition and retention efforts, and an increase to selling, general and administrative expenses, partially offset by an increase in net operating revenues due to increases in data service revenues and an increase in the number of CDMA and wholesale subscribers.

Wireline

	Quarter Ended
	March 31,
Wireline	2007	2006	Change
	(dollars in millions)

Voice	$898	$966	(7)%
Data	311	373	(17)%
Internet	344	269	28%
Other	45	58	(22)%

Total net services revenue	1,598	1,666	(4)%
Cost of services and products	(1,112)	(1,093)	2%

Service gross margin	$486	$573	(15)%

Service gross margin percentage	30%	34%
Selling, general and administrative expense	$(281)	$(334)	(16)%
Wireline segment earnings	205	239	(14)%
Severance, lease exit costs, asset impairments and other(1)	(55)	(10)	NM
Depreciation(1)	(127)	(122)	4%
Wireline operating income	23	107	(79)%

NM — Not Meaningful

(1)	Severance, lease exit costs, asset impairments and depreciation are discussed in the Consolidated Information section. Other expense includes a charge associated with legal contingencies.

Total Net Services Revenues

Total net services revenues decreased 4% in the first quarter 2007 as compared to the first quarter 2006, primarily as a result of a lower priced product mix, as well as volume decreases associated with the reduction in our customer base, which is a result of our exit from several businesses further described below. This decrease was partially offset by a higher volume of minutes in our wholesale and affiliate business and growth in our cable voice over IP, or VoIP, business.

In 2007, we expect to see continued revenue growth in IP services, offset by declines in voice revenues due to lower pricing on commercial contracts and continued pressures in the long distance market. Increased competition and the excess capacity resulting from new technologies and networks may result in further price reductions. See “— Forward-Looking Statements.”

Voice Revenues

Voice revenues decreased 7% in the first quarter 2007 as compared to the first quarter 2006, primarily as a result of certain business wireline customers that were transferred to Embarq as part of the spin-off in the second quarter 2006, as well as continued price declines. Also contributing to the decrease is the loss of conference line customers due to the final transition of those activities in the third quarter 2006 as part of the sale of that business.

Our retail business experienced a 25% decrease in voice revenues from the first quarter 2006 to the first quarter 2007, primarily due to the loss of accounts related to the Embarq spin-off and the sale of our conference line business, as well as lower prices. Our business trends indicate a shift away from the retail business and towards the wholesale business.

Voice revenues related to our wholesale business increased about 15% from the first quarter 2006 to the first quarter 2007. Minute volume increases accounted for this increase, primarily as a result of our relationship with Embarq and several large cable MSOs. We began providing wholesale long distance services to Embarq following the spin-off. We provide local and long distance communications services to the cable MSOs, which they include as part of their bundled service offerings. Rate decreases slightly offset the minute volume increase.

Voice revenues generated from the provision of services to Wireless represented 22% of total voice revenues for the first quarter 2007 as compared to 17% for the first quarter 2006.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased 17% for the first quarter 2007 as compared to the first quarter 2006, primarily as customers migrated to IP-based technologies. These declines were partially offset by growth in managed network services.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased 28% in the first quarter 2007 as compared to the first quarter 2006. The 2007 increase was due to higher dedicated IP revenues as business customers increasingly migrate to MPLS services, as well as revenue growth in our cable VoIP business, which experienced an 88% increase in the first quarter 2007, as compared to the first quarter 2006.

Other Revenues

Other revenue, which primarily consists of customer premises equipment, or CPE, decreased 22% in the first quarter 2007 as compared to the first quarter 2006, as a result of fewer projects in 2007.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks and costs of equipment. Costs of services and products increased 2% in the first quarter 2007 from the first quarter 2006. The increases relate primarily to minute volume growth as a result of our relationship with Embarq and several large cable MSOs, as well as increased prepaid card international charges. Also contributing to the increases are higher rates associated with increased international minutes used by subscribers of our wireless services, additional international access charges and network costs to support growth in our cable initiatives. These increases were partially offset by favorable volume and rate trends associated with the sales of various businesses in 2005 and 2006.

Service gross margin decreased from 34% in the first quarter 2006 to 30% in the first quarter 2007, primarily as a result of declining net services revenue and a lower margin product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 16% in the first quarter 2007, as compared to the first quarter 2006. The 2007 decline was due primarily to a reduction in headcount and overhead allocations that occurred in the first quarter 2007, reduced commissions as a result of the spin-off of Embarq and decreased customer care expenses due to a smaller customer base. These declines were partially offset by increases in costs associated with cable VoIP support in the first quarter 2007.

Selling, general and administrative expense includes charges for estimated bad debt expense. Every quarter we reassess our allowance for doubtful accounts, based on customer-specific indicators, as well as historical trends and industry data, to ensure we are adequately reserved. Bad debt expense for the first quarter 2007 decreased to $3 million from $6 million for the first quarter 2006. The improvement in bad debt expense reflects improved trends in collections and agings. The allowance for doubtful accounts as a percentage of outstanding accounts receivable was 3% in the first quarter 2007 and 7% in the first quarter 2006.

Wireline Segment Earnings

Wireline segment earnings decreased 14% in the first quarter 2007 from the first quarter 2006, primarily due to voice revenue declines related to customer migrations to alternate sources such as cable and wireless.

Consolidated Information

	Quarter Ended
	March 31,
	2007	2006	Change
	(in millions)

Selling, general and administrative expense	$(3,303)	$(3,132)	5%
Severance, lease exit costs and asset impairments	(174)	(38)	NM
Depreciation	(1,355)	(1,408)	(4)%
Amortization	(913)	(938)	(3)%
Interest expense	(367)	(394)	(7)%
Interest income	31	84	(63)%
Equity in (losses) earnings of unconsolidated investees, net	(2)	20	NM
Other, net	(2)	56	NM
Income tax benefit (expense)	128	(86)	NM
Discontinued operations, net	—	255	NM
(Loss) income available to common shareholders	(211)	417	NM

NM — Not Meaningful

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to the Wireless segment were $2.9 billion in the first quarter 2007 and $2.7 billion in the first quarter 2006. The selling, general and administrative expenses related to the Wireline segment were $281 million in the first quarter 2007 and $334 million in the first quarter 2006.

In addition to the selling, general and administrative expenses discussed in the segment earnings discussions, we incurred corporate general and administrative expenses of $152 million in the first quarter 2007 and $93 million in the first quarter 2006, including merger and integration costs of $99 million in the first quarter 2007 and $76 million in the first quarter 2006. Merger and integration costs are generally non-recurring in nature and primarily include charges for costs to adopt and launch a new branding strategy and logos, including costs to re-brand company-owned stores and facilities, costs to train customer-facing employees and prepare systems for the launch of the common customer interfacing systems, processes and other integration planning and execution costs, and costs related to employee retention.

Severance, Lease Exit Costs and Asset Impairments

We recorded $166 million in the first quarter 2007 related to the separation of employees and lease exit costs primarily as a result of continued organizational realignment initiatives associated with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions and our planned work force reductions. As of March 31, 2007, we have completed the majority of these headcount reductions, the remainder of which are expected to occur by year-end. In the first quarter 2006, we recorded $20 million in severance and lease exit costs primarily related to our realignment initiatives associated with the Sprint-Nextel merger. We recorded asset impairment charges of $8 million in the first quarter 2007 primarily related to the closing of retail stores due to integration activities and $18 million in the first quarter 2006 primarily related to the write-off of various software applications.

Depreciation and Amortization Expense

Depreciation expense decreased 4% in the first quarter 2007 from the first quarter 2006, primarily due to depreciation rate changes, mainly to our CDMA network, resulting from our annual depreciable lives studies. Before considering the impact of assets placed into service in 2007, these revised rates, which were determined under group life depreciation accounting, are expected to reduce aggregate annual depreciation expense by about $400 million based upon the net book value of our CDMA network and Wireline network long-lived assets as of January 1, 2007. The revised rates reduced first quarter 2007 depreciation expense by about $88 million with respect to CDMA network assets and about $12 million with respect to Wireline network assets. These rate changes are primarily related to certain assets becoming fully depreciated and net changes in service lives of certain assets. The decreases resulting from the depreciation rate changes were partially offset by $71 million of incremental depreciation expense related to the 2006 acquisitions of certain PCS Affiliates and Nextel Partners.

Amortization expense decreased $25 million in the first quarter 2007 from the first quarter 2006, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. See note 5 to the Notes to Consolidated Financial Statements for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense in the first quarter 2007 decreased $27 million as compared to the first quarter 2006, primarily reflecting the retirement of debt bearing higher interest rates relative to our remaining debt. This decrease was partially offset by the increase in our effective interest rate resulting from the assumption of higher rate debt in connection with the acquisition of certain PCS Affiliates and Nextel Partners in 2006. The effective interest rate on our average long-term debt balance of $21.6 billion in the first quarter 2007 was 7.0%. The effective interest rate on our average long-term debt balance of $24.9 billion in the first quarter 2006 was 6.5%. The effective interest rate includes the effect of interest rate swap agreements. As of March 31, 2007, the average floating rate of interest on the interest rate swaps was 8.3%, while the weighted average coupon on the underlying debt was 7.2%. See “— Liquidity and Capital Resources” for more information on our financing activities.

Interest Income

Interest income includes dividends received from certain investments in equity securities and interest earned on marketable debt securities and cash equivalents. In the first quarter 2007, interest income decreased 63% as compared to the first quarter 2006 primarily due to a decrease in our marketable securities balances and the decrease in cash investment balances due to debt retirements, purchases of common stock and business acquisitions.

Income Tax Benefit (Expense)

Our consolidated effective tax rate was a 37.8% benefit for the first quarter 2007 due to net losses and 34.4% for the first quarter 2006. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 9 of the Notes to Consolidated Financial Statements.

Discontinued Operations, net

Discontinued operations reflect the results of our Local segment for the first quarter 2006. Additional information regarding our discontinued operations can be found in note 2 of the Notes to Consolidated Financial Statements.

Financial Condition

Our consolidated assets were $95.1 billion as of March 31, 2007, which included $59.2 billion of intangible assets, and $97.2 billion as of December 31, 2006, which included $60.1 billion of intangible assets. The decrease in our consolidated assets was primarily a result of the settlement of our securities loan agreement, as well as amortization of $913 million related to our definite-lived intangible assets. “See — Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

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

In connection with the spin-off, Embarq transferred to our parent company $2.1 billion in cash and about $4.5 billion of Embarq senior notes in partial consideration for, and as a condition to, our transfer to Embarq of the local communications business. Embarq also retained about $665 million in debt obligations of its subsidiaries. The cash and senior notes were transferred by our parent company to our finance subsidiary, Sprint Capital Corporation, in satisfaction of indebtedness owed by our parent company to Sprint Capital. On May 19, 2006, Sprint Capital sold the Embarq senior notes to the public, and received about $4.4 billion in net proceeds. Embarq provided $903 million of net cash to us in 2006 excluding cash received from Embarq in connection with the spin-off.

Cash Flows

	Quarter Ended
	March 31,
	2007	2006	Change
	(in millions)

Cash provided by operating activities	$2,464	$2,965	(17)%
Cash used in investing activities	(1,022)	(4,259)	(76)%
Cash used in financing activities	(1,142)	(1,006)	14%

Operating Activities

Net cash provided by operating activities of $2.5 billion in the first quarter 2007 decreased $501 million from the first quarter 2006 primarily due to a $698 million decrease in cash provided from discontinued operations, combined with a $132 million decrease in cash received from our customers. This was partially offset by a $199 million decrease in cash paid to suppliers and employees.

Investing Activities

Net cash used in investing activities for the first quarter 2007 decreased by $3.2 billion from the first quarter 2006 primarily due to $3.4 billion paid in 2006 to acquire Alamosa Holdings, Velocita and Enterprise Communications, combined with $866 million in cash collateral received back from our securities loan agreements in 2007, partially offset by a $919 million decrease in net proceeds from the purchase and maturity of marketable securities, investments and assets.

Capital expenditures increased $263 million in our Wireless segment due to higher expenditures for equipment and other assets designed to increase network capacity and coverage, and provide new functionality. Capital expenditures in our Wireline segment increased $46 million, due to higher expenditures for equipment and other assets designed to increase capacity and IP services. This was partially offset by a $210 million decrease in capital expenditures related to discontinued operations.

Financing Activities

Net cash used in financing activities of $1.1 billion during the first quarter 2007 increased $136 million compared to the first quarter 2006.

In 2007, cash of $866 million was used to pay off our securities loan agreement. We paid $608 million for the early redemption of IWO Holdings, Inc.’s Senior Secured Floating Rate Notes due 2012 and UbiquiTel Operating Company’s 9.875% Senior Notes due 2011, as compared to debt payments of $868 million in the first quarter 2006, which were primarily related to the maturity of our 7.125% Senior Notes.

We also repurchased about 15 million of our common shares for $300 million pursuant to our share repurchase program in the first quarter 2007. These payments were partially offset by $750 million in proceeds from our unsecured loan agreement with Export Development Canada entered into in March 2007.

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our segment operations;

•	capital expenditures, particularly with respect to the expansion of the coverage and capacity of our wireless networks and the deployment of new technologies in those networks, including our plans to build a next generation broadband wireless network;

•	increasing expenditures for income taxes, after utilization of available tax net operating loss and tax credit carryforwards;

•	scheduled interest and principal payments related to our debt and any purchases or redemptions of our debt securities;

•	dividend payments as declared by our board of directors, and purchases of our common shares pursuant to our share repurchase program;

•	amounts required to be expended in connection with the Report and Order;

•	potential costs of compliance with regulatory mandates; and

•	other general corporate expenditures.

Liquidity

As of March 31, 2007, our cash and cash equivalents and marketable securities totaled $2.4 billion.

We have a $6.0 billion revolving credit facility, which expires in December 2010 and provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or Prime Rate plus a spread that varies depending on our parent company’s credit ratings. There is no rating trigger that would allow the lenders to terminate this facility in the event of a credit rating downgrade.

In April 2006, we commenced a commercial paper program, which reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of March 31, 2007, we had $399 million of commercial paper outstanding, net of discounts. Although our credit rating remains investment grade, recent downgrades to our credit rating by major credit rating agencies have impacted, and may continue to impact, our ability to place the commercial paper with investors, as well as the duration and interest rates of commercial paper issued since the ratings downgrade.

As of March 31, 2007, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the Report and Order, outstanding under our $6.0 billion revolving credit facility. These letters of credit reduce the availability under the revolving credit facility by an equivalent amount. As a result of the letters of credit and outstanding commercial paper, we had about $3.0 billion of borrowing capacity available under our revolving credit facility. In addition, we had $12 million of general letters of credit outstanding.

As of March 31, 2007, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs from outside sources is ultimately impacted by the overall capacity and terms of the banking and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable capital cost structure.

As of March 31, 2007, we had working capital of $615 million compared to working capital of $506 million as of December 31, 2006. The increase in working capital is primarily due to increases in cash balances resulting from financing transactions, offset by debt payments and reductions in inventories and deferred tax asset balances.

Future Contractual Obligations

In addition to the future contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2006, for which there have been no significant changes, the following is a discussion of our contractual obligations associated with the Report and Order, as well as the adoption of FIN 48.

The total minimum cash obligation for the Report and Order is $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the TA under the Report and Order. In addition, costs associated with the reconfiguration of the 1.9 GHz spectrum are not fully approved for credit until the completion of the entire reconfiguration process. Because the final reconciliation and audit of the entire reconfiguration obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the TA and the FCC have not yet reached an agreement on the methodology for calculating certain amounts of property, plant and equipment to be submitted for credit associated with reconfiguration activity with our own network, we cannot provide assurance that we will be granted full credit for certain of these network costs. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury. From the inception of the program through March 31, 2007, we estimate that we had incurred $790 million of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

Our liability for uncertain tax positions was $614 million as of March 31, 2007. This amount updates the payments due “2012 and Thereafter” column in the Future Contractual Obligations table in our 2006 Form 10-K. Due to the inherent uncertainty of the underlying tax positions, it is not practicable to assign this liability to any particular years in the table.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand; and/or

•	cash available under our existing revolving credit facility and our commercial paper program.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures, including funding required in connection with the deployment of next generation technologies and our next generation broadband wireless network;

•	anticipated payments under the Report and Order;

•	declared and anticipated dividend payments, scheduled debt service requirements and purchases of our common shares pursuant to our share repurchase program;

•	merger and integration costs associated with the Sprint-Nextel merger and the acquisitions of certain PCS Affiliates and Nextel Partners; and

•	other future contractual obligations.

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

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand, borrowings available under our existing revolving credit facility and our commercial paper program. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

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

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements” and in Part  I, Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.

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

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2006.

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

In connection with the preparation of this Form 10-Q as of March 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2007 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the first quarter 2007, we completed various phases of our systems and processes consolidation plan. These included migrating certain customers onto a single billing platform, migrating all employees to a single human resource and payroll platform and transitioning part of our call traffic to a new call processing system. There have been no other changes in our internal control over financial reporting that occurred during the first quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

In February 2007, the District Court of Johnson County, Kansas, dismissed a count of the complaint related to intra-company allocations in the consolidated lawsuit relating to the recombination of our tracking stocks, which was reported in our annual report on Form 10-K for the year ended December 31, 2006. This requires dismissal of the complaint against three of our former directors and reconsideration of the class definition. The court asked the parties for further briefing on the class certification issue and the plaintiff’s request for a jury trial. In April 2007, the Kansas Court of Appeals accepted interlocutory appeal of the District Court’s class certification and stayed proceedings in the trial court pending the decision on appeal. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously.

We are involved in certain other legal proceedings that are described in note 10 of the Notes to Consolidated Financial Statements included in this report. During the quarter ended March 31, 2007, there were no material developments in the status of these legal proceedings.

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

There have been no material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2007, we issued to certain of our directors and executive officers an aggregate of 1,001 restricted stock units relating to our common shares. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted to these individuals in 2003. Each restricted stock unit represents the right to one common share once the unit vests. Some of these restricted stock units vested in 2006, but the holder of these restricted stock units elected to delay delivery of the underlying shares. The other restricted stock units vest in 2007. Neither these restricted stock units, nor the common stock issuable once the units vest, were registered under the Securities Act of 1933, or Securities Act. The restricted stock units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act because the restricted stock units were issued in transactions not involving a public offering.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number of		Announced	Yet Be Purchased
	Shares	Average Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs(2)	or Programs
				(in billions)

January 1 through January 31 common shares, Series 1	—	$—	—	$4.4
February 1 through February 28 common shares, Series 1	—	—	—	$4.4
March 1 through March 31 common shares, Series 1	15,313,550	19.61	15,313,550	$4.1

Total	15,313,550	19.61	15,313,550

(1)	Acquisitions of equity securities during the first quarter 2007 were pursuant to our share repurchase program.

(2)	On August 3, 2006, we announced that our board of directors authorized us to repurchase through open market purchases up to $6.0 billion of our common shares over an 18 month period expiring in the first quarter 2008. As of March 31, 2007, we had repurchased $1.9 billion of our common shares at an average price of $17.14 per share.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 8, 2007, we held our 2007 annual meeting of shareholders in Reston, Virginia. Only shareholders on the record date of March 20, 2007 were entitled to vote at the annual meeting.

As of the record date, the following shares were outstanding and entitled to vote:

	Outstanding	Votes per Share

Series 1 common stock	2,809,560,604	1.0000
Series 2 common stock	79,831,333	0.1000

Based on the preliminary vote count, the shareholders elected the ten directors to serve a term of one year, ratified the appointment of KPMG LLP as our independent registered public accounting firm for 2007, approved the 2007 Omnibus Incentive Plan and rejected the shareholder proposal concerning an advisory vote on compensation of named executive officers. The number of votes cast for each proposal will be provided in our Form 10-Q for the quarter ending June 30, 2007.

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

(3) Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3 to Sprint Nextel’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).

(4) Instruments defining the Rights of Sprint Nextel Security Holders:

4.1		The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1.
4.2		Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2.
4	.3.1	Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, dated as of March 16, 2004 and effective as of April 23, 2004 (filed as Exhibit 1 to Amendment No. 5 to Sprint Nextel’s Registration Statement on Form 8-A relating to Sprint Nextel’s Rights, filed April 12, 2004, and incorporated herein by reference).
4	.3.2	Amendment dated June 17, 2005 to Second Amended and Restated Rights Agreement between Sprint Corporation and UMB Bank, n.a., as Rights Agent, effective August 12, 2005 (filed as Exhibit 4(d) to Sprint Nextel’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference).

(10) Executive Compensation Plans and Arrangements:

10.1	2007 Omnibus Incentive Plan (filed as Exhibit 4-A to Sprint Nextel’s Registration Statement on Form S-8 (No. 333-142702) and incorporated herein by reference).
10.2	Summary of 2007 Short-Term Incentive Plan (filed as Exhibit 10.5 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.3	Summary of 2007 Long-Term Incentive Plan (filed as Exhibit 10.23 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.4	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for Gary D. Forsee (filed as Exhibit 10.24 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.5	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for executive officers with Nextel employment agreements (filed as Exhibit 10.25 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.6	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for other executive officers (filed as Exhibit 10.26 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.7	Employment Agreement dated as of February 12, 2007, between Sprint Nextel Corporation and Mark Angelino (filed as Exhibit 10.42 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.8	Employment Agreement dated as of February 6, 2007, between Sprint Nextel Corporation and Richard Lindahl (filed as Exhibit 10.43 to Sprint Nextel’s Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
10.9	Second Amendment to the Employment Agreement of Barry J. West, dated February 28, 2007.
10.10	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for Non-Employee Directors.

15	Letter Re: Unaudited Interim Financial Information.
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Sprint Nextel will furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of long-term debt that do not exceed 10% of the total assets of Sprint Nextel.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By:	/s/ William G. Arendt
William G. Arendt
Senior Vice President — Controller
Principal Accounting Officer

Dated: May 9, 2007