Form 10-Q
period 2007-06-30
SPRINT NEXTEL CORP
filed 2007-08-09
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

COMMON SHARES OUTSTANDING AT JULY 31, 2007:

VOTING COMMON STOCK
Series 1	2,771,786,158
Series 2	74,831,333

SPRINT NEXTEL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(unaudited)
	(in millions)

ASSETS
Current assets
Cash and cash equivalents	$2,424	$2,046
Accounts receivable, net of allowance for doubtful accounts of $422 and $421	4,414	4,595
Inventories	1,018	1,176
Deferred tax assets	517	923
Prepaid expenses and other current assets	905	1,564

Total current assets	9,278	10,304
Investments	183	253
Property, plant and equipment, net of accumulated depreciation of $19,298 and $16,569	26,298	25,868
Intangible assets
Goodwill	30,607	30,904
FCC licenses and other	20,512	19,935
Customer relationships, net	5,491	7,256
Other definite lived intangible assets, net	1,871	1,962
Other assets	655	679

	$94,895	$97,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,309	$3,394
Accrued expenses and other liabilities	4,286	5,261
Current portion of long-term debt and capital lease obligations	1,185	1,143

Total current liabilities	8,780	9,798
Long-term debt and capital lease obligations	21,713	21,011
Deferred tax liabilities	9,110	10,095
Pension and other postretirement benefit obligations	251	244
Other liabilities	3,409	2,882

Total liabilities	43,263	44,030

Commitments and contingencies
Shareholders’ equity
Common shares
Voting, par value $2.00 per share, 6.500 billion shares authorized, 2.951 billion shares issued and 2.856 billion shares outstanding and 2.951 billion shares issued and 2.897 billion shares outstanding	5,902	5,902
Paid-in capital	46,549	46,664
Retained earnings	1,213	1,638
Treasury shares, at cost	(1,895)	(925)
Accumulated other comprehensive loss	(137)	(148)

Total shareholders’ equity	51,632	53,131

	$94,895	$97,161

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Year-to-Date
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)
	(in millions, except per share amounts)

Net operating revenues	$10,162	$10,007	$20,253	$20,075
Operating expenses
Costs of services and products (exclusive of depreciation included below)	4,304	4,024	8,659	8,104
Selling, general and administrative	3,144	2,877	6,437	5,997
Severance, exit costs and asset impairments	85	40	259	78
Depreciation	1,407	1,396	2,762	2,804
Amortization	906	958	1,819	1,896

	9,846	9,295	19,936	18,879

Operating income	316	712	317	1,196

Other income (expense)
Interest expense	(365)	(399)	(732)	(793)
Interest income	26	117	57	201
Other, net	17	16	13	92

Income (loss) from continuing operations before income taxes	(6)	446	(345)	696
Income tax benefit (expense)	25	(155)	153	(241)

Income (loss) from continuing operations	19	291	(192)	455
Discontinued operations, net	—	79	—	334

Net income (loss)	19	370	(192)	789
Preferred share dividends	—	—	—	(2)

Income (loss) available to common shareholders	$19	$370	$(192)	$787

Basic and diluted earnings (loss) per common share Continuing operations	$0.01	$0.10	$(0.07)	$0.15
Discontinued operations	—	0.02	—	0.11

Total	$0.01	$0.12	$(0.07)	$0.26

Basic weighted average common shares outstanding	2,884	2,981	2,892	2,974

Diluted weighted average common shares outstanding	2,902	3,004	2,892	2,999

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-to-Date
	June 30,
	2007	2006
	(unaudited)
	(in millions)

Cash flows from operating activities
Net (loss) income	$(192)	$789
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	(334)
Provision for losses on accounts receivable	383	240
Depreciation and amortization	4,581	4,700
Deferred income taxes	(204)	193
Share-based compensation expense	131	183
Other, net	(42)	17
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(219)	131
Inventories and other current assets	25	(198)
Accounts payable and other current liabilities	(158)	(895)
Non-current assets and liabilities, net	129	(138)

Net cash provided by continuing operations	4,434	4,688
Net cash provided by discontinued operations	—	903

Net cash provided by operating activities	4,434	5,591

Cash flows from investing activities
Capital expenditures	(3,390)	(3,260)
Cash collateral for securities loan agreements	866	—
Expenditures relating to FCC licenses and other intangible assets	(262)	(407)
Acquisitions, net of cash acquired	—	(9,615)
Proceeds from sale of Embarq notes	—	4,447
Proceeds from spin-off of local communications business	—	1,821
Increase in restricted cash	—	(1,032)
Proceeds from sales and maturities of marketable securities, investments and assets, net	57	1,672
Purchases of marketable securities and investments	(3)	(473)

Net cash used in investing activities	(2,732)	(6,847)

Cash flows from financing activities
Purchase and retirements of debt	(611)	(1,277)
Borrowings under credit facility	750	—
Proceeds from issuance of debt securities	750	—
Retirement of bank facility term loan	—	(3,200)
Proceeds from issuance of commercial paper	3,713	1,603
Maturities of commercial paper	(3,827)	(1,089)
Payments of securities loan agreements	(866)	—
Purchase of common shares	(1,401)	—
Proceeds from issuance of common shares	312	326
Retirement of redeemable preferred shares	—	(247)
Dividends paid	(144)	(150)

Net cash used in financing activities	(1,324)	(4,034)

Net increase (decrease) in cash and cash equivalents	378	(5,290)
Cash and cash equivalents, beginning of period	2,046	8,903

Cash and cash equivalents, end of period	$2,424	$3,613

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in millions)

							Accumulated
							Other
	Common Shares		Paid-in	Retained	Treasury Shares		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

Balance, December 31, 2006	2,951	$5,902	$46,664	$1,638	54	$(925)	$(148)	$53,131
Net loss	—	—	—	(192)	—	—	—	(192)
Other comprehensive income, net	—	—	—	—	—	—	11	11

Total comprehensive loss								(181)

Adoption of FIN 48(1)	—	—	—	4	—	—	—	4
Issuance of common shares, net	—	—	(19)	(93)	(25)	431	—	319
Purchase of treasury shares	—	—	—	—	66	(1,401)	—	(1,401)
Common share dividends	—	—	—	(144)	—	—	—	(144)
Share-based compensation expense	—	—	128	—	—	—	—	128
Investment dilution due to affiliate equity issuances, net(2)	—	—	(213)	—	—	—	—	(213)
Other	—	—	(11)	—	—	—	—	(11)

Balance, June 30, 2007	2,951	$5,902	$46,549	$1,213	95	$(1,895)	$(137)	$51,632

(1)	See note 9 for additional details.

(2)	See note 3 for additional details.

See accompanying Notes to Consolidated Financial Statements (Unaudited)

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

Supplemental Cash Flow Information from Continuing Operations

	Year-to-Date June 30,
	2007	2006
	(in millions)

Interest paid, net of capitalized interest	$721	$798
Interest received	58	196
Income taxes paid	65	163

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

Dilutive shares issuable under our equity plans, used in calculating earnings per common share, were 18 million shares for the second quarter 2007. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings per common share for the second quarter and the year-to-date period 2007 due to their antidilutive effects. Additionally, about 52 million average shares issuable under the equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the second quarter 2007 as the exercise prices exceeded the average market price during the period. Shares issuable under our equity plans were antidilutive for the year-to-date period 2007 because we incurred a net loss from continuing operations.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dilutive shares issuable under our equity plans, used in calculating earnings per common share, were 23 million shares for the second quarter 2006 and 25 million shares for the year-to-date period 2006. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings per common share for the second quarter and year-to-date period 2006 due to their antidilutive effects. Additionally, about 60 million average shares issuable under the equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the second quarter and year-to-date period 2006 as the exercise prices exceeded the average market price during those periods.

Dividends

On May 8, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable to shareholders of record at the close of business on June 8, 2007. The dividend was paid on June 29, 2007. We also paid a dividend of $0.025 per share on our common stock in the first quarter 2007.

Share Repurchase Program

On July 25, 2006, our board of directors authorized the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. This authorization will expire upon the earlier of the full repurchase of the authorized shares or during the first quarter 2008. The number of shares purchased and the timing of any purchases will vary throughout the purchase period. In the second quarter 2007, we repurchased about 51 million shares of our Series 1 common stock for about $1.1 billion at an average price of $21.73 per share. In the year-to-date period 2007, we repurchased about 66 million shares of our Series 1 common stock for about $1.4 billion at an average price of $21.24 per share. From the inception of this program through June 30, 2007, we repurchased a total of 164 million shares of our Series 1 common stock for about $3.0 billion at an average price of $18.56 per share.

Significant New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. We adopted EITF Issue No. 06-3 on January 1, 2007. The adoption did not impact our consolidated financial statements. We account for transaction taxes such as sales, excise and usage taxes on a net basis. Universal Service Fund revenues and costs are recorded gross. Universal Service Fund revenues represented about 2% of net operating revenues for the year-to-date periods 2007 and 2006.

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

In September 2006, the EITF reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction of revenue or as an expense. This issue is effective for our quarterly reporting period ending March 31, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We do not expect this consensus to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to measure assets and liabilities at fair value and report any unrecognized gains or losses in earnings subsequent to adoption. The statement serves to minimize the fluctuations in earnings that occur when assets and liabilities are measured differently without imposing hedge accounting requirements. This statement is effective for our quarterly reporting period ending March 31, 2008 and must be applied in conjunction with SFAS No. 157. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings according to SFAS No. 123R, Share-Based Payment. This issue is effective for our quarterly reporting period ending March 31, 2008. We are in the process of evaluating the impact of this issue on our consolidated financial statements.

Note 2.	Discontinued Operations

On May 17, 2006, we completed the spin-off of our local communications business, which is now known as Embarq Corporation. Embarq offers regulated local communications services as an incumbent local exchange carrier and provides a suite of communications services, consisting of local and long distance voice and data services, including high-speed Internet access. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and as permitted by SFAS No. 95, Statement of Cash Flows, the results of operations and cash flows from operating activities of this business for 2006 are presented as discontinued operations.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The results of operations of the local communications business were as follows:

	Quarter Ended	Year-to-Date
	June 30,	June 30,
	2006(1)	2006(1)
	(in millions)

Net operating revenues	$942	$2,503
Income before income taxes	150	568
Income tax expense	71	234
Income from discontinued operations	79	334

(1)	Includes results only through May 17, 2006

Note 3.	Business Combinations

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

We have relied in part on commercial affiliation arrangements between us and third party affiliates, each referred to as a PCS Affiliate, to offer Sprint-branded digital wireless service in and around certain smaller U.S. metropolitan areas. Until our acquisition of Nextel Partners, Inc., we relied on commercial arrangements between us and Nextel Partners to offer Nextel branded digital wireless service in and around certain smaller U.S. metropolitan areas. During 2006, we acquired several PCS Affiliates, including Enterprise Communications Partnership, Alamosa Holdings, Inc. and UbiquiTel Inc., as well as Velocita Wireless Holdings Corporation and the remaining 72% of Nextel Partners that we did not previously own for an aggregate of $10.5 billion in cash. We paid a premium (i.e., goodwill) over the fair value of the net tangible

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and identified intangible assets of these entities because we believed the acquisition of the PCS Affiliates and Nextel Partners would give us more control of the distribution of services under the Sprint® and Nextel® brands, and would provide us with strategic and financial benefits associated with a larger customer base and expanded network coverage. We acquired Velocita Wireless, primarily to increase our licenses to use spectrum in the 900 megahertz, or MHz, spectrum band. In the second quarter 2007, we sold the operations of this business as discussed in note 6. On August 1, 2007, we acquired Northern PCS Services, LLC, a PCS Affiliate, for about $313 million in cash.

Changes to the initial purchase price allocations for these acquisitions have occurred primarily based on further analysis and valuations of certain assets and liabilities, and are summarized in the table below along with the respective total fair value amounts.

	Purchase Price Allocation
	As of
	December 31,		As of
	2006	Adjustments	June 30, 2007
	(in millions)

Goodwill	$9,788	$(321)	$9,467
FCC licenses	1,031	282	1,313
Reacquired rights	849	9	858
Customer relationships	2,349	(51)	2,298
Property, plant and equipment	1,564	(70)	1,494
Other assets	1,203	(25)	1,178
Long-term debt	(2,818)	—	(2,818)
Deferred income taxes	201	(64)	137
Other liabilities	(723)	27	(696)

Net assets acquired	$13,444	$(213)	$13,231

During 2007, a net decrease was made to goodwill in the amount of $321 million, primarily due to adjustments to the fair value of FCC licenses, as well as an adjustment to the net assets of Nextel Partners relating to the dilution of our ownership interest in Nextel Partners prior to our acquisition. We have completed our valuations of our business acquisitions, as well as our plans for rationalizing certain redundant assets and activities associated with these acquisitions. We will continue to execute these plans over the next several quarters. There will be no further purchase accounting adjustments related to our acquisitions, except when required by certain accounting rules. See note 5 for information regarding the useful lives of acquired definite lived intangible assets as well as other information regarding intangible assets. See note 6 for information regarding our exit costs associated with our business combinations.

Note 4.	Share-Based Compensation

Share-Based Payment Plans

As of June 30, 2007, we sponsored four equity incentive plans, the 2007 Omnibus Incentive Plan, or 2007 Plan; the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or MISOP, as well as our Employees Stock Purchase Plan, or ESPP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. The Human Capital and Compensation Committee, or HC&CC, of our board of directors or one or more executive officers should the HC&CC so authorize, as provided in the 2007 Plan, will

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

During the second quarter 2007, the number of shares available under the 2007 Plan increased by about 4 million shares, as the number of shares available under the 2007 Plan is increased by any shares granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, settled for cash or otherwise terminated. As of June 30, 2007, under the 2007 Plan, about 203 million common shares were available. As of June 30, 2007, awards to acquire about 84 million common shares were outstanding under the 1997 Program, awards to acquire about 51 million common shares were outstanding under the Nextel Plan, options to buy about 31 million common shares were outstanding under the MISOP, and the ESPP authorized about 21 million shares for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available. Refer to note 4 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2006 for additional information regarding our equity incentive plans.

Statement of Financial Accounting Standards No. 123R

Effective January 1, 2006, we adopted SFAS No. 123R, which supersedes SFAS No. 123, Accounting for Stock-Based Compensation. The adoption of SFAS No. 123R did not have a material effect on our consolidated financial statements as we had previously adopted SFAS No. 123 in 2003.

Pre-tax share-based compensation cost charged against net income (loss) for our share-based award plans was $58 million for the second quarter 2007 and $131 million for the year-to-date period 2007. Pre-tax share-based compensation cost charged against net income for our share-based award plans was $85 million for the second quarter 2006 and $206 million for the year-to-date period 2006. Pre-tax share-based compensation cost charged against income from continuing operations for our share-based award plans was $79 million for the second quarter 2006 and $183 million for the year-to-date period 2006.

The total income tax benefit recognized and the income tax benefit related to continuing operations recognized in the consolidated financial statements for share-based award compensation was $22 million for the second quarter 2007 and $50 million for the year-to-date period 2007. The total income tax benefit recognized in the statements of operations for share-based award compensation was $32 million for the second quarter 2006 and $77 million for the year-to-date period 2006. The total income tax benefit recognized in the statement of operations related to continuing operations for share-based award compensation was $29 million for the second quarter 2006 and $67 million for the year-to-date period 2006.

As of June 30, 2007, there was $372 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of two years. Cash received from exercise under all share-based payment arrangements was $312 million for the year-to-date period 2007 and $326 million for the year-to-date period 2006. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $4 million for the year-to-date period 2007 and $5 million for the year-to-date period 2006.

Under our share-based payment plans, we had options, restricted stock units and nonvested shares outstanding as of June 30, 2007. Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for share-based awards using a 4% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. Options outstanding as of June 30, 2007 include options granted under the 1997 Program, the MISOP and the Nextel Plan, as discussed above.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No options were granted in the second quarter 2007, and options to purchase about 13 million shares of our common stock were granted in the year-to-date period 2007. The total intrinsic value of options exercised was $137 million during the year-to-date period 2007 and $217 million during the year-to-date period 2006.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. About 260,000 restricted stock units were granted in the second quarter 2007, and about 7 million restricted stock units were granted in the year-to-date period 2007.

The total fair value of restricted stock units vested was $68 million during the year-to-date period 2007 and $38 million during the year-to-date period 2006. The weighted-average grant date fair value of restricted stock units granted during the year-to-date period 2007 was $18.83 per unit, compared with $24.44 per unit for the same prior year period.

Most restricted stock units outstanding as of June 30, 2007 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to retained earnings when paid.

Nonvested Shares

Nonvested shares outstanding as of June 30, 2007 consist of restricted shares granted under the 1997 Program and deferred shares granted under the Nextel Plan. The fair value of each nonvested share award is calculated using the share price at the date of grant. All nonvested shares outstanding as of June 30, 2007 will be vested in full by the end of 2008. The total fair value of shares vested was about $738,000 during the year-to-date period 2007 and $18 million during the year-to-date period 2006. No nonvested shares were granted in the second quarter 2007 or in the year-to-date period 2007.

Note 5.	Intangible Assets

Indefinite Lived Intangibles

	Balance		Effect from		Balance
	December 31,		Adoption of		June 30,
	2006	Adjustments(1)	FIN 48(2)	Additions	2007
	(in millions)

Goodwill	$30,904	$(321)	$24	$—	$30,607
FCC licenses	19,519	282	—	295	20,096
Trademarks	416	—	—	—	416

	$50,839	$(39)	$24	$295	$51,119

(1)	See note 3 for additional information.

(2)	See note 9 for additional information.

We have identified FCC licenses and our Boost Mobile and Sprint trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. The Boost Mobile and Sprint trademarks are highly respected brands with positive connotations. We have no legal, regulatory or contractual limitations associated with our trademarks. We cultivate and protect the use of our brands.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the fourth quarter 2006, we performed our annual goodwill and other indefinite lived intangible asset impairment analyses. The result of these analyses was that our goodwill and other indefinite lived intangible assets were not impaired. The goodwill analysis estimated the fair value of our wireless reporting unit based on discounted expected future cash flows, supported by the results of various market approach valuation models. We also periodically review our goodwill for indicators of impairment. We perform this review, in part, by deriving the estimated equity value of the wireless reporting unit, which we then compare to the carrying value of the wireless reporting unit. Specifically, we reduce our stock price by the estimated fair value per share of our Wireline segment and then add a control premium, as permitted by FASB guidance, to determine an estimate of the equity value of the wireless reporting unit. As of June 30, 2007, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. However, if an indicator of impairment exists, such as a significant decline in expected cash flows or if our stock price were to experience a sustained, significant decline, as compared to the stock price as of June 30, 2007, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Definite Lived Intangibles

		June 30, 2007			December 31, 2006
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
				(in millions)

Customer relationships	3 to 5 years	$12,173	$(6,682)	$5,491	$12,224	$(4,968)	$7,256
Trademarks	10 years	900	(170)	730	900	(125)	775
Reacquired rights	9 to 14 years	1,212	(135)	1,077	1,203	(82)	1,121
Other	1 to 14 years	84	(20)	64	79	(13)	66

		$14,369	$(7,007)	$7,362	$14,406	$(5,188)	$9,218

	Remaining
	2007	2008	2009	2010	2011
	(in millions)

Estimated amortization expense	$1,485	$2,404	$1,528	$712	$232

Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect trade names, which are being amortized over ten years

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the date of the Sprint-Nextel merger on a straight-line basis. We recorded aggregate amortization expense of $906 million and $1.8 billion for the second quarter 2007 and the year-to-date period 2007 and $958 million and $1.9 billion for the second quarter 2006 and the year-to-date period 2006.

We review our long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our wireless asset group includes definite lived intangible assets. Such indicators include, but are not limited to, a significant decrease in the market price of or the cash flows expected to be derived from the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would potentially result in our evaluating the recorded value of our long-lived assets for impairment. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the Report and Order of the FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. We assumed these obligations when we merged with Nextel in August 2005. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe that, based on our experiences to date, we will not complete this reconfiguration process within the applicable FCC designated time period due primarily to circumstances largely outside of our control. We do not believe at this time that the impact from this delay will be material to our results of operations or financial condition, although there can be no assurances. Recognizing the current limitations in the reconfiguration process, we and the public safety community jointly filed a letter with the FCC on February 15, 2007, requesting that the FCC direct the independent Transition Administrator, or TA, through working closely with the affected parties, to develop a schedule and benchmarks for completing the second phase of the 800 MHz reconfiguration. Although the FCC has not yet taken any formal action with regard to this request, the TA has begun regional planning in order to develop region-by-region schedules.

Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation, at which time we will be required to make a payment to the U.S. Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of the spectrum rights that are surrendered and (ii) the qualifying costs referred to above. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury. From the inception of the program through June 30, 2007, we estimate that we have incurred $892 million of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2007, we had a remaining liability of $97 million associated with the estimated portion of the reconfiguration costs that represents our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset, consistent with our accounting policies. The following table represents expenditures incurred directly attributable to our performance under the Report and Order from the inception of the program:

	Through		Through
	December 31,		June 30,
	2006	2007 Expenditures	2007
	(in millions)

FCC licenses	$428	$120	$548
Property, plant and equipment	138	10	148
Costs not benefiting our infrastructure or spectrum positions	155	41	196

Total	$721	$171	$892

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

Note 6.	Severance, Exit Costs and Asset Impairments

For the second quarter 2007 and the year-to-date period 2007, total severance, exit costs and asset impairment costs aggregated $85 million and $259 million compared to $40 million and $78 million in the second quarter 2006 and the year-to-date period 2006. For the second quarter 2007 and year-to-date period 2007, this included a $44 million loss on the sale of Velocita Wireless, excluding the FCC licenses acquired.

We had asset impairments of $44 million and $52 million in the second quarter 2007 and the year-to-date period 2007, which related to the sale of Velocita Wireless, the closing of retail stores due to integration activities and the write-off of network assets. For the second quarter 2006 and the year-to-date period 2006, we had asset impairments of $23 million and $41 million primarily related to software asset impairments and abandonment of various assets, including certain cell sites under construction in our Wireless segment.

In 2007, we continue to transition to unified customer care, financial systems, device activation, billing and service and technology platforms as a further step to completing our integration initiatives associated with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. The resulting efficiencies, along with other business simplification, process improvement initiatives and announced workforce reductions, are expected to enable us to reduce our cost structure. Beginning in the first quarter 2007, we reduced our full-time headcount under this initiative and, in connection with this reduction and expected future reductions, we recorded $164 million related to severance liability with a corresponding charge to severance expense. We had completed the majority of our planned headcount reductions by March 31, 2007, the remainder of which are

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected to occur by year-end. The following table provides an analysis of our severance and exit costs liability that is expected to be paid in cash.

		2007 Activity
	December 31, 2006		Cash	June 30, 2007
	Liability Balance	Expense	Payments	Liability Balance
	(in millions)

Lease terminations	$80	$24	$(18)	$86
Severance	34	164	(103)	95

Total costs	$114	$188	$(121)	$181

Exit Costs Associated with Business Combinations

In connection with activities related to business combinations, we recorded certain costs associated with dispositions and integration activities in accordance with the requirements of EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. The exit costs are primarily related to termination fees associated with leases and contractual arrangements, as well as severance and related costs associated with work force reductions. These actions have resulted in adjustments to accrued liabilities and goodwill. The activity is presented in the table below:

		2007 Activity
		Purchase
	December 31, 2006	Price	Cash	June 30, 2007
	Liability Balance	Adjustments	Payments	Liability Balance
	(in millions)

Lease terminations	$77	$(22)	$(18)	$37
Severance	28	—	(23)	5
Other	3	—	(3)	—

Total costs	$108	$(22)	$(44)	$42

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Long-Term Debt and Capital Lease Obligations

			Retirements and
			Repayments of
			Principal
	December 31, 2006	Borrowings	and Other	June 30, 2007
	(in millions)

Senior notes due 2007 to 2032
1.50% to 11.00%, including fair value hedge adjustments of $(25) and $(30), deferred premiums of $390 and $327 and unamortized discounts of $35 and $33	$21,534	$750	$(636)	$21,648
Credit facilities
Export Development Canada, 5.68%	—	750	—	750
Commercial paper 5.31% to 5.66%	514	3,713	(3,827)	400
Capital lease obligations and other
4.11% to 11.174%	106	—	(6)	100

	22,154	$5,213	$(4,469)	22,898

Less current portion	(1,143)			(1,185)

Long-term debt and capital lease obligations	$21,011			$21,713

As of June 30, 2007, Sprint Nextel Corporation, our parent corporation, had about $4.1 billion of debt outstanding, including commercial paper. In addition, as of June 30, 2007, about $18.6 billion of long-term debt had been issued by wholly-owned subsidiaries of, and is fully and unconditionally guaranteed by, Sprint Nextel. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by our parent corporation. The transfer of cash in the form of advances from the subsidiaries to our parent corporation is generally not restricted.

We are currently in compliance with all restrictive and financial covenants associated with the borrowings discussed above. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any rating agency.

Our interest rate swap activity generated a net liability of $30 million as of June 30, 2007 compared to a net liability of $25 million as of December 31, 2006, resulting from changes in the fair value of the interest rate swaps with an offset recorded to the underlying long-term debt.

Senior Notes

We paid a total of $604 million in cash for early redemptions of senior notes in the year-to-date period 2007, as we redeemed in their entirety $150 million of IWO Holdings, Inc.’s Senior Secured Floating Rate Notes due 2012 in January 2007 for $153 million in cash and $420 million of UbiquiTel Operating Company’s 9.875% Senior Notes due 2011 in March 2007 for $451 million in cash.

In June 2007, we completed the sale of $750 million in principal amount of floating rate notes due 2010. Cash interest is payable quarterly in arrears on March 28, June 28, September 28 and December 28 of each year, commencing September 28, 2007, at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 40 basis points. We may not redeem these notes prior to maturity. These notes are senior unsecured obligations and rank equal in right of payment with all our other unsecured senior indebtedness.

On May 30, 2007, we announced our intention to redeem our Nextel Partners 8.125% senior notes due 2011, of which $475 million in aggregate principal amount was outstanding as of June 30, 2007, for $494 million in

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash. The redemption occurred on July 2, 2007. On June 28, 2007, we announced our intention to redeem our Alamosa 11.00% senior notes due 2010, of which $251 million in aggregate principal amount was outstanding as of June 30, 2007, for $264 million in cash. The redemption occurred on July 31, 2007. Accordingly, we have reclassified $726 million of aggregate principal amount of long-term debt to current as of June 30, 2007.

Credit Facilities

Our revolving bank credit facility provides for total unsecured financing capacity of $6.0 billion. As of June 30, 2007, we had $2.6 billion of outstanding letters of credit, including a $2.5 billion letter of credit that is required by the FCC’s Report and Order, and $400 million in commercial paper backed by this facility, resulting in $3.0 billion of available revolving credit. We also had an additional $12 million of outstanding letters of credit as of June 30, 2007 used for various financial obligations that are not backed by our bank credit facility.

In March 2007, we entered into a $750 million unsecured loan agreement with Export Development Canada. As of June 30, 2007, we had borrowed all $750 million available under this agreement and this loan will mature in March 2012. The terms of this loan provide for an interest rate equal to LIBOR plus a spread that varies depending on our credit ratings. We may choose to prepay this loan, in whole or in part, at any time.

Commercial Paper

In April 2006, we commenced a commercial paper program, which has reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of June 30, 2007, we had $400 million of commercial paper outstanding, included in the current maturities of long-term debt with a weighted average interest rate of 5.61% and a weighted average maturity of 72 days.

Note 8.	Employee Benefit Information

We have a non-contributory defined benefit pension plan and a postretirement benefit plan, which provide benefits to certain employees. We also provide postretirement life insurance to employees who retired before certain dates. Most of our employees who were employed by us prior to the Sprint-Nextel merger are participants in the pension plan. At the time of the Sprint-Nextel merger, we did not extend plan participation to Nextel employees for either the pension plan or retiree medical plan. As of December 31, 2005, the pension plan was amended to freeze benefit accruals for pension plan participants not designated to work for Embarq following the spin-off. The postretirement benefit plan was amended to include only employees designated to work for Embarq following the spin-off and pre-merger Sprint employees born prior to 1956.

As of May 17, 2006, in connection with the spin-off of Embarq, accrued pension benefit obligations for participants designated to work for Embarq and related plan assets were transferred to Embarq. Additionally, the accrued postretirement benefit obligation for participants designated to work for Embarq was transferred to Embarq. This event required a remeasurement of benefit obligations associated with both the pension and postretirement benefit plans for the remaining Sprint Nextel employees. As a result of these above actions, the pension and postretirement benefit plan activity for the second quarter 2007 and the year-to-date period 2007 did not have a significant impact on our results of operations.

Note 9.	Income Taxes

FASB Interpretation No. 48

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of adopting FIN 48 generally is recorded directly to retained earnings. However, to the extent the adoption of FIN 48 resulted in a revaluation of uncertain tax positions acquired in any purchase business combination, the cumulative effect is recorded as an adjustment to the goodwill remaining from the corresponding purchase business combination.

As a result of the adoption of FIN 48, we recognized a $20 million increase in the liability for unrecognized tax benefits, which was accounted for as a $24 million increase to goodwill and a $4 million increase to retained earnings as of January 1, 2007. The total unrecognized tax benefits attributable to uncertain tax positions as of January 1, 2007 were $606 million. Upon adoption of FIN 48, we reclassified the majority of our liability for unrecognized tax benefits from deferred tax liabilities to other liabilities with the remainder being netted against our deferred tax assets. Upon adoption, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $89 million, if recognized. The total unrecognized tax benefits attributable to uncertain tax positions as of June 30, 2007 were $635 million. We recognize interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of January 1, 2007, the accrued expense for income tax related interest and penalties was not material.

We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has historically been immaterial. The Internal Revenue Service, or IRS, is currently examining our 2005 consolidated federal income tax return and other 2005 returns of certain of our subsidiaries. They have effectively completed the examination of our consolidated returns related to years prior to 2005. We have reached settlement agreements with the Appeals division of the IRS for our examination issues in dispute following the IRS exam for the years 1995-2002. The unresolved disputed issues from the 2003-2004 IRS examination are awaiting consideration by IRS Appeals; however, they are immaterial to our consolidated financial statements. The IRS is also examining the 2001 through pre-merger 2005 consolidated income tax returns of our subsidiary, Nextel Communications, Inc. We are also involved in multiple state income tax examinations related to various years beginning with 1988, which are in various stages of the examination, administrative review or appellate process.

Based on our current knowledge of the proposed adjustments from the aforementioned examinations, we do not anticipate the adjustments would result in a material change to our financial position. We also do not believe it is reasonably possible that we will have significant increases or decreases to the liability for unrecognized tax benefits during the next twelve months on our current uncertain tax positions.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective Income Tax Rate

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year-to-Date
	June 30,
	2007	2006
	(in millions)

Income tax (benefit) expense at the federal statutory rate	$(121)	$244
Effect of:
State income taxes (benefit) expense, net of federal income tax effect	(19)	15
State law changes, net of federal income tax effect	(17)	(27)
Other, net	4	9

Income tax (benefit) expense	$(153)	$241

Effective income tax rate	44.3%	34.6%

The cumulative effect of state income tax law changes enacted during the second quarter 2007 in Texas and West Virginia resulted in an income tax benefit of $17 million for the second quarter 2007 and the year-to-date period 2007, and 2006 changes in Ohio and Texas resulted in an income tax benefit of $27 million for the year-to-date period 2006.

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of June 30, 2007, we maintained a total valuation allowance of about $833 million related to our deferred tax assets. This amount includes a valuation allowance of $618 million for the total tax benefits related to net operating loss carryforwards subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $54 million related to separate company state net operating losses incurred by the PCS Affiliates after we acquired them.

Note 10.	Commitments and Contingencies

Litigation, Claims and Assessments

In March 2004, eight purported class action lawsuits relating to the recombination of our tracking stocks were filed against us and our directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In December 2006, the court denied defendants’ motion to dismiss the complaint and for summary judgment, and granted a motion to certify the class. In February 2007, the court, upon reconsideration, dismissed a count of the complaint related to intracompany allocations, which requires dismissal of the complaint against three of our former directors and reconsideration of the class definition. In April 2007, the Kansas Court of Appeals accepted interlocutory appeal of the District Court’s class certification and stayed proceedings in the trial court pending the decision on appeal. In July 2007, the parties accepted a mediator’s proposal that the litigation be settled. The proposed settlement had an immaterial impact on our consolidated financial statements.

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

Our executives use segment earnings as the primary measure to evaluate segment performance and make resource allocation decisions. Segment earnings is defined as wireless or wireline operating income before other segment expenses, such as depreciation, amortization, severance, exit costs, asset impairments and other, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level.

Our Wireless segment includes revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless equipment. Through our Wireless segment, we, together with the third party PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands.

Our Wireline segment includes revenue from domestic and international wireline voice and data communication services and services to the cable multiple systems operators that resell our long distance service and/or use our back office systems and network assets in support of their local and long distance telephone services provided over cable facilities.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates. Segment financial information is as follows:

			Corporate,
			Other and
Statement of Operations Information	Wireless	Wireline	Eliminations(1)	Consolidated
	(in millions)

Quarter Ended June 30, 2007
Net operating revenues	$8,784	$1,397	$(19)	$10,162
Inter-segment revenues(1)	1	237	(238)	—
Total segment operating expenses	(6,114)	(1,375)	209	(7,280)

Segment earnings	$2,671	$259	$(48)	$2,882

Less:
Depreciation				(1,407)
Amortization				(906)
Severance, exit costs and asset impairments(2)				(85)
Merger and integration expenses(3)				(163)
Other expense(4)				(5)

Operating income				316
Interest expense				(365)
Interest income				26
Other, net				17

Loss from continuing operations before income taxes				$(6)

Quarter Ended June 30, 2006
Net operating revenues	$8,519	$1,460	$28 (5)	$10,007
Inter-segment revenues(1)	1	178	(179)	—
Total segment operating expenses	(5,591)	(1,359)	160 (5)	(6,790)

Segment earnings	$2,929	$279	$9	$3,217

Less:
Depreciation				(1,396)
Amortization				(958)
Severance, exit costs and asset impairments(2)				(40)
Merger and integration expenses(3)				(113)
Other income(4)				2

Operating income				712
Interest expense				(399)
Interest income				117
Other, net				16

Income from continuing operations before income taxes				$446

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate,
			Other and
Statement of Operations Information	Wireless	Wireline	Eliminations(1)	Consolidated
	(in millions)

Year-to-Date June 30, 2007
Net operating revenues	$17,502	$2,770	$(19)	$20,253
Inter-segment revenues(1)	1	462	(463)	—
Total segment operating expenses	(12,437)	(2,768)	417	(14,788)

Segment earnings	$5,066	$464	$(65)	$5,465

Less:
Depreciation				(2,762)
Amortization				(1,819)
Severance, exit costs and asset impairments(2)				(259)
Merger and integration expenses(3)				(262)
Other expense(4)				(46)

Operating income				317
Interest expense				(732)
Interest income				57
Other, net				13

Loss from continuing operations before income taxes				$(345)

Year-to-Date June 30, 2006
Net operating revenues	$17,030	$2,958	$87 (5)	$20,075
Inter-segment revenues(1)	2	346	(348)	—
Total segment operating expenses	(11,419)	(2,786)	291 (5)	(13,914)

Segment earnings	$5,613	$518	$30	$6,161

Less:
Depreciation				(2,804)
Amortization				(1,896)
Severance, exit costs and asset impairments(2)				(78)
Merger and integration expenses(3)				(189)
Other income(4)				2

Operating income				1,196
Interest expense				(793)
Interest income				201
Other, net				92

Income from continuing operations before income taxes				$696

Other Information
Capital expenditures for the year-to-date period 2007	$2,867	$300	$223	$3,390
Capital expenditures for the year-to-date period 2006	2,368	294	598	3,260

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Inter-segment revenues consist primarily of long distance services provided to the Wireless segment for resale to wireless customers. Included in the 2007 corporate results are operating expenses related to our planned deployment of a next generation broadband wireless network.

(2)	See note 6 for additional information on severance, exit costs and asset impairments.

(3)	Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities, certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding, and other integration costs.

(4)	Other expense/income includes a charge associated with legal contingencies and net operating costs/income associated with the exit of a non-core line of business.

(5)	Included in the 2006 corporate results are the historical net revenues and related operating costs of certain consumer wireline customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer wireline customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

Net operating revenues by service and products were as follows:

			Corporate and
Quarter Ended June 30,	Wireless	Wireline	Eliminations(1)	Consolidated
	(in millions)

2007
Wireless services	$7,898	$—	$(1)	$7,897
Wireless equipment	611	—	(19)	592
Voice	—	910	(205)	705
Data	—	310	(20)	290
Internet	—	371	(12)	359
Other	276	43	—	319

Total net operating revenues	$8,785	$1,634	$(257)	$10,162

2006
Wireless services	$7,596	$—	$(1)	$7,595
Wireless equipment	717	—	—	717
Voice	—	948	(96)	852
Data	—	364	(37)	327
Internet	—	271	(11)	260
Other	207	55	(6)	256

Total net operating revenues	$8,520	$1,638	$(151)	$10,007

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate and
Year-to-Date June 30,	Wireless	Wireline	Eliminations(1)	Consolidated
	(in millions)

2007
Wireless services	$15,713	$—	$(1)	$15,712
Wireless equipment	1,255	—	(19)	1,236
Voice	—	1,808	(400)	1,408
Data	—	621	(41)	580
Internet	—	715	(20)	695
Other	535	88	(1)	622

Total net operating revenues	$17,503	$3,232	$(482)	$20,253

2006
Wireless services	$15,083	$—	$(2)	$15,081
Wireless equipment	1,541	—	—	1,541
Voice	—	1,914	(151)	1,763
Data	—	737	(75)	662
Internet	—	540	(14)	526
Other	408	113	(19)	502

Total net operating revenues	$17,032	$3,304	$(261)	$20,075

(1)	Revenues eliminated in consolidation consist primarily of long distance services provided to the Wireless segment for resale to wireless customers.

Note 12.	Subsequent Event

On August 7, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable on September 28, 2007 to shareholders of record at the close of business on September 7, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of June 30, 2007, the related consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2007 and 2006, the related consolidated statements of cash flows for the year-to-date periods ended June 30, 2007 and 2006, and the related consolidated statement of shareholders’ equity for the year-to-date period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management.

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
August 9, 2007

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the effects of vigorous competition, including the impact of competition on the price we are able to charge customers for services and equipment we provide and our ability to attract new customers and retain existing customers; the overall demand for our service offerings, including the impact of decisions of new subscribers between our post-paid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•	the impact of overall wireless market penetration on our ability to attract and retain customers with good credit standing and the intensified competition among wireless carriers for those customers;

•	the impact of difficulties we may encounter in connection with the integration of the pre-merger Sprint and Nextel Communications, Inc. businesses, and the integration of the businesses and assets of Nextel Partners, Inc. and the third party affiliates, or PCS Affiliates, that provide wireless personal communications services, or PCS, under the Sprint® brand name, that we have acquired, including the risk that these difficulties could prevent or delay our realization of the cost savings and other benefits we expect to achieve as a result of these integration efforts and the risk that we will be unable to continue to retain key employees;

•	the uncertainties related to the implementation of our business strategies, investments in our networks, our systems, and other businesses, including investments required in connection with our planned deployment of a next generation broadband wireless network;

•	the costs and business risks associated with providing new services and entering new geographic markets, including with respect to our development of new services expected to be provided using the next generation broadband wireless network that we plan to deploy;

•	the impact of potential adverse changes in the ratings afforded our debt securities by ratings agencies;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us;

•	the inability of third parties to perform to our requirements under agreements related to our business operations, including a significant adverse change in Motorola, Inc.’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for our integrated Digital Enhanced Network, or iDEN®, network;

•	the impact of adverse network performance;

•	the costs and/or potential customer impacts of compliance with regulatory mandates, particularly requirements related to the reconfiguration of the 800 megahertz, or MHz, band used to operate our iDEN network, as contemplated by the Federal Communications Commission’s, or FCC’s, Report and Order released in August 2004 as supplemented;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report, including in Part II, Item 1A, “Risk Factors” and other filings of ours with the Securities and Exchange Commission, or SEC, including in our annual report on Form 10-K for the year ended December 31, 2006 in Part I, Item 1A, “Risk Factors.”

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

Business

We, together with the PCS Affiliates, offer digital wireless services in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint brand name utilizing wireless code division multiple access, or CDMA, technology. The PCS Affiliates, through commercial arrangements with us, provide wireless services mainly in and around smaller U.S. metropolitan areas on CDMA-based wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. We also offer digital wireless services under our Nextel and Boost Mobile brand names using iDEN technology. We also are one of the largest providers of long distance services and one of the largest carriers of Internet traffic in the nation.

On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our Local segment prior to the spin-off. As a result of the spin-off, we no longer own any interest in Embarq. The results of Embarq for periods prior to the spin-off are presented as discontinued operations.

We believe the communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and quality of service. Although we believe that many of our targeted customers base their purchase decisions on quality of service and the availability of differentiated features and services, competitive pricing, both in terms of the monthly recurring charges and the number of minutes or other features available under a particular rate plan, and handset offerings and pricing are often important factors in potential customers’ purchase decisions.

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

Management Overview

Wireless

  Products and Services

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technologies to meet the needs of individual consumers, businesses and government customers. Through our Wireless segment, we, together with the PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in over 350 metropolitan markets, including 298 of the 300 largest U.S. metropolitan areas, where more than 280 million people live or work. We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in numerous countries. We, together with the PCS Affiliates and resellers of our wholesale wireless services, served about 54.0 million wireless subscribers as of June 30, 2007.

We offer wireless mobile telephone and data transmission services and features in a variety of pricing plans, typically on a contract basis, for one or two year periods. Services are billed on a monthly basis according to the applicable pricing plan, which typically includes a fixed charge for certain services and variable charges for other services. We also offer prepaid service plans, which we market under our Boost Mobile brand as a means to directly target the youth and prepaid wireless service markets. We also offer wholesale CDMA-based wireless services to resellers, commonly known as mobile virtual network operators, or MVNOs, such as Embarq, Virgin Mobile USA, Helio Inc., Qwest Communications International, Inc., The Walt Disney Company and Movida Communications, Inc., which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of subscriber acquisition, billing and customer service.

We also provide CDMA-based wireless services that are marketed and sold by several cable multiple systems operators, or MSOs, currently in 20 markets. As part of this agreement, we are jointly developing converged services designed to combine many of cable’s core products and interactive features with CDMA-based wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service, to the participating cable MSO’s customers. During 2007, we expect to continue developing new products and services and to introduce service in additional markets.

Our strategy is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. We offer numerous sophisticated data messaging, imaging, entertainment and location-based applications, marketed as Power Visionsm, across our CDMA network that utilize high-speed evolution data optimized, or EV-DO, technology. Currently EV-DO technology covers about 215 million people and serves customers in 220 communities with populations of at least 100,000. EV-DO data roaming is available in selected markets in Canada and Mexico. We have incorporated EV-DO Rev. A, the next version of EV-DO technology, into over 80% of our CDMA network. We anticipate incorporating EV-DO Rev. A into almost 90% of our CDMA network by the end of 2007. EV-

DO Rev. A is designed to support a variety of Internet Protocol, or IP, and video and high performance walkie-talkie applications on our CDMA network.

On our iDEN network, we continue to support features and services that are designed to meet the needs of our customers. Both the Nextel and prepaid Boost Mobile brands feature our industry-leading walkie-talkie services, which give subscribers the ability to communicate instantly across the continental United States and to and from Hawaii and, through agreements with other iDEN providers, to and from select markets in Canada, Latin America and Mexico, as well as a variety of digital wireless mobile telephone and wireless data transmission services.

Our PowerSourcetm devices, which we introduced at the end of last year, operate seamlessly between our CDMA and iDEN networks and enable us to offer wireless service that combines our CDMA-based voice and data applications and our iDEN-based walkie-talkie applications. Initially, we focused our sales efforts of PowerSource devices on existing subscribers of our iDEN services in an effort to retain these subscribers and to mitigate the trend of declining subscribers of iDEN-based services that began in the third quarter 2006 by offering them the benefit of higher data speeds on CDMA. We are now also focusing our sales efforts on new subscribers who want the benefit of services on both of our networks. We plan to utilize QUALCOMM Incorporated’s QChat® technology, which is designed to provide high performance walkie-talkie services on our CDMA network, and we are designing interfaces to provide for interoperability of walkie-talkie services on our CDMA and iDEN networks. Upon successful launch of QChat devices, we expect that they will succeed PowerSource devices. Currently, we are testing the QChat application on our CDMA network and plan to launch customer trials in the fourth quarter 2007 with a goal of launching the related service offerings in 2008. See Part II, Item 1A, “Risk Factors,” for information regarding a dispute involving the intellectual property rights of Qualcomm that relate to QChat.

We also plan to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the Worldwide Inter-Operability for Microwave Access, or WiMAX, standard. We are designing this network to support a wide range of high-speed IP-based wireless services in a mobile environment. Our initial plans contemplate deploying the new network in larger metropolitan areas with a goal of launching the related service offerings in some of those markets beginning in 2008. In July 2007, we and Clearwire Corporation, which also plans to deploy a next generation broadband wireless network using its 2.5 GHz band spectrum holdings and technology based on the WiMAX standard, entered into a non-binding letter of intent to jointly construct a nationwide broadband network based on WiMAX technology.

  Service Revenue

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

Post-Paid and Prepaid Subscribers

The wireless industry is subject to intense competition in the ability to attract and retain subscribers for wireless services. Most markets in which we operate have very high rates of penetration for wireless services, which has resulted in the slowing of the rate of growth of subscribers of wireless services. Consequently, we believe that wireless carriers must attract a greater proportion of new subscribers from the existing customer bases of competitors rather than from first time purchasers of wireless services. Because of high penetration rates, first time purchasers of wireless services tend to have lower credit ratings or no credit history. As a result, wireless carriers have focused considerable efforts on the care and service of existing subscribers and retention of valued customers. Some of our competitors have reported significant improvements in their post-paid customer retention rates (i.e., rates of customer churn). The combination of decreased rates of churn of some of our competitors, together with a slowing in the rate of subscriber growth, has reduced the pool of potential subscribers making wireless service provider decisions.

Below is a table showing (a) net additions for the past six quarters of direct subscribers for our iDEN and CDMA networks, excluding subscribers obtained through the acquisition of Nextel Partners and various PCS Affiliates, existing subscribers who have migrated between networks and indirect subscribers who are owned by an MVNO or PCS Affiliate, (b) our total iDEN and CDMA direct subscribers as of the end of each quarterly period, and (c) our rates of monthly post-paid and prepaid customer churn for the past six quarters.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2006	2006	2006	2006	2007	2007

Net additions (in thousands)
Post-paid
iDEN	72	(68)	(379)	(643)	(744)	(662)
CDMA	491	278	191	337	524	678

Total	563	210	(188)	(306)	(220)	16

Boost Mobile-branded service:
iDEN-based prepaid	502	497	216	171	272	70
CDMA-based unlimited local calling plan	—	—	—	—	3	99

Total	502	497	216	171	275	169

End of period subscribers (in thousands)
iDEN post-paid	16,616	18,624	18,204	17,601 (1)	16,535	15,472
CDMA post-paid(2)	22,487	22,781	23,471	24,204 (1)	25,049	26,128
Boost Mobile prepaid	3,127	3,625	3,841	4,012	4,284	4,354
Boost Mobile unlimited local calling plan trial	—	—	—	—	3	102
Monthly customer churn rate
Direct post-paid	2.1%	2.1%	2.4%	2.3%	2.3%	2.0%
Direct prepaid	5.4%	6.0%	6.8%	6.5%	7.0%	6.8%

(1)	In the quarter ended December 31, 2006, we changed our subscriber deactivation policy for post-paid subscribers to provide us additional time to retain subscribers who were subject to deactivation due to late payment. To effect this change, the subscriber base as of October 1, 2006 was increased by 436,000 subscribers. We adjusted our subscriber beginning balance so as to not increase our direct net subscriber additions or decrease the customer churn rates for the fourth quarter 2006 due to this policy change.

(2)	Includes subscribers with PowerSource devices.

Although our total base of post-paid subscribers has increased since early 2006, our base of post-paid subscribers of iDEN-based services has decreased significantly in recent quarters. In an attempt to maintain and increase our share of post-paid subscriber additions, in recent quarters we have added cell sites to improve network performance and expand the coverage and capacity of our networks, increased media spending in connection with our new marketing campaign, introduced new CDMA and PowerSource handsets to improve our handset portfolio, enhanced incentives to improve third-party sales distribution, and in certain markets we have changed our credit policies to attract desirable and profitable lower credit quality subscribers. For the remainder of the year, we plan to reduce sales and marketing expenses, including media expenditures, which may negatively impact new subscriber additions.

We have recently experienced improvements in our rate of churn of post-paid subscribers, primarily with respect to subscribers of our CDMA services. We believe that these improvements are a result of the improved performance of our networks and the implementation of customer retention programs that focus on our high-

value customers and that seasonality contributed to the improvement in involuntary churn from the first quarter to the second quarter 2007. Competitive market conditions, including a recent handset introduction by one of our competitors, could negatively impact subscriber churn. We currently are experiencing an increased volume of calls to our customer service centers resulting in longer wait and handle times and increased customer dissatisfaction. The increase in call volumes is due in part to inquiries from customers related to the conversion of our CDMA customers to a unified billing platform and the change to an improved and simplified bill format. We expect that the conversion to the new platform, which is being carried out in phases, and the introduction of the new bills, will be completed in early 2008. Although the longer wait and handle times during this conversion process may negatively impact customer satisfaction in the short-term, which in turn could result in an increase in voluntary churn, we expect that the enhanced capabilities of the unified billing platform will increase functionality for our customer care representatives, which should enhance the customer experience and result in fewer calls to our care centers over time. We also plan to add customer service representatives in an effort to improve wait and handle times and further improve customer satisfaction.

The rate of involuntary churn is to a large extent a function of the credit quality of our subscribers. Our ratio of subscribers with a prime credit rating to those with a sub-prime rating has improved in recent quarters, particularly with respect to subscribers of our CDMA services. Although subscribers with low credit ratings or no credit history generally have a higher rate of involuntary churn, resulting in higher bad debt expense, they also can be profitable subscribers with high average monthly service revenue. We continually monitor and adjust our credit policies on a market by market basis in an effort to attract desirable and profitable lower credit quality subscribers.

We are experiencing increased competition in our prepaid and youth markets from new entrants that are targeting these subscribers with competitively-priced calling plans that include unlimited local calling, which has contributed to an increased rate of churn for our Boost Mobile prepaid service in recent quarters. In response, we are offering a CDMA-based unlimited local calling service plan on a trial basis in four markets, which we are marketing under the Boost Mobile brand. We have not determined whether to expand this service offering into additional markets.

Average Revenue per Subscriber

Below is a table showing our average revenue per post-paid and prepaid subscriber for the past six quarterly periods.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2006	2006	2006	2006	2007	2007

Average monthly service revenue per user
Direct post-paid	$62	$62	$61	$60	$59	$60
Direct prepaid	$36	$34	$33	$32	$32	$31

Although the average monthly service revenue per post-paid subscriber increased slightly in the second quarter 2007 from the first quarter 2007, it generally has declined over the last year, particularly with respect to our iDEN network. The declines in average revenue per subscriber are due to declines in voice revenue per subscriber that have been offset with data revenue from our CDMA network, although data revenue has not grown sufficiently in every quarter to offset the total declines in our voice revenue. We have experienced declines in the average voice revenue per subscriber due in part to increased sales to the business and government markets, which receive favorable volume-based pricing, and increased sales of family add-on plans, each of which contributes to improved credit quality of our subscriber base and reduced subscriber churn. The increased percentage of our customers with plans that have roaming included in their plans also has contributed to the decline in voice revenue. Further, new subscribers of our wireless services generally are on plans with monthly fixed rates that on average are lower than that of our existing subscriber base. We offer service plans that are designed to offset these declines by expanding and enhancing our value-added array of imaging, high-speed data messaging, entertainment and location-based applications, but many of these services are not available to subscribers of our iDEN-based services. Although the growth in revenue per subscriber generated by data services to a large extent has been able to mitigate declines in voice revenue, there is no assurance that data services revenue per subscriber will continue to grow at current rates or keep pace with declines in voice revenue. Average monthly service revenue per subscriber of our Boost mobile prepaid service also has been declining over the last year.

  Equipment Revenue and Subsidy

The ability of our Wireless segment to generate equipment revenues is primarily a function of the number of new and existing subscribers who purchase handsets and other accessories and the prices at which we sell such equipment, which is partially impacted by the pricing practices of our competitors. Consistent with industry practice, we typically sell handsets at prices below our cost (known as handset subsidies).

In the fourth quarter 2006, our cost to add a new subscriber increased in part due to increased handset subsidies. In the first and second quarters 2007, handset subsidies continued to increase as a result of aggressive handset pricing and issuance of point of sale credits designed to encourage customer acquisition and retention, as well as sales of handsets with increased functionality, which have a higher subsidy. We are taking actions to reduce handset subsidies for the remainder of the year, which may negatively impact new subscriber additions.

Operating Expenses

Although many of the costs relating to the operation of our wireless networks are fixed in the short-term, other costs, such as interconnection fees, fluctuate based on the utilization of the networks. Sales and marketing expenses are dependent on the number of subscriber additions and the nature and extent of our marketing and promotional activities. Our cost to add a new subscriber has increased in recent quarters in part due to increased sales commissions and marketing expenses. As discussed above, we plan to reduce sales and marketing expenses from their current levels for the remainder of the year, which could negatively impact new subscriber additions. Customer care costs are dependent on the number of subscribers that we serve, the volume of calls we receive and the nature of programs designed to serve and retain subscribers. General and administrative expenses consist of fees paid for billing, customer care and information technology operations, bad debt expense, customer retention and back office support activities, including collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Although our goal is to improve operating margins through cost savings initiatives and benefits of scale, costs that fluctuate based on network utilization and the number of subscribers that we serve and costs associated with enhancing and expanding the coverage of our network generally will increase in absolute terms over time. We also seek to realize operating efficiencies in our business from merger-related cost savings and other synergies. For example, we are continuing to integrate a number of systems, including general ledger, procurement, sales commissions and billing systems, to create additional efficiencies in the way we do business. We expect to substantially complete the integration of many of these systems in the near future.

Segment Earnings

Wireless segment earnings could be impacted negatively in future periods by continuing declines in the iDEN post-paid subscriber base and average monthly service revenue per subscriber of iDEN-based post-paid and Boost prepaid wireless services. Wireless segment earnings also could be impacted negatively in future periods if the cost to acquire new subscribers — both from handset subsidies and sales and marketing expenses — does not decline as we expect and we do not achieve expected merger-related synergies. See “ — Forward-Looking Statements.”

800 Megahertz Spectrum Reconfiguration

In February 2005, Nextel accepted the terms and conditions of the Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. We assumed these obligations when we merged with Nextel in August 2005. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe that, based on our experiences to date, we will not complete the reconfiguration process within the 36-month period due to events largely outside of our control. We do not believe at this time that the impact from this delay will be material to our results of operations or financial condition, although there can be no assurance. Recognizing the current limitations in the reconfiguration process, we and the public safety community jointly filed a letter with the FCC on February 15, 2007 requesting that the FCC direct the Transition Administrator, or TA, through working closely with the affected parties, to develop a schedule and benchmarks for completing the second phase of the 800 MHz reconfiguration. Although the FCC has not yet taken any formal action with regard to this request, the TA has begun regional planning in order to develop region-by-region schedules. See “— Forward-Looking Statements.”

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

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions have been made as of June 30, 2007.

Wireline

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols, such as multi-protocol label switching, or MPLS, technologies, IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. We also provide services to the cable MSOs that resell our long distance service or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees, such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment charges and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, as incurred. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns and represented about 12% of our accounts receivable balance as of June 30, 2007.

Certain of our bundled products and services, primarily in our Wireless segment, are considered to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement (e.g., service contracts and handsets) based on relative fair values. The activation fee revenue associated with these arrangements in our direct sales channels is generally recognized as equipment sales at the time the related handset is sold. For our indirect sales channels, the activation fee is solely linked to the service contract with the subscriber. Accordingly, the activation fee revenue is deferred and amortized over the estimated average service life of the end user customer, and is classified as service revenue.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of wireless accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to wireline customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, industry norms, regulatory decisions and other factors. The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage and future returns on handset sales. The allowance amounts recorded, in each instance, represent our best estimate of future outcomes, but the actual outcomes could differ from the estimate selected, and the impact that changes in our actual performance versus these amounts recorded would have on the accounts receivable reported on our balance sheet and our results of operations could be material to our financial condition.

Inventories

Inventories of handsets and accessories in the Wireless segment are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs and related revenues are recognized at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenues.

As of June 30, 2007, we held about $1.0 billion of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell or use handsets in the service and repair channel.

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

Long-lived assets consisting of property, plant and equipment represented $26.3 billion of our $94.9 billion in total assets as of June 30, 2007. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

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

During the first quarter 2007, we implemented depreciation rate changes primarily with respect to assets that comprise the CDMA network resulting from our annual depreciable lives studies. Before considering the impact of assets placed into service in 2007, these revised rates, which were determined under group life depreciation accounting, are expected to reduce annual depreciation expense by about $400 million based upon the net book value of our CDMA and Wireline network long-lived assets as of January 1, 2007. We adjusted our 2007 depreciation rate both for changes in the useful life estimates of certain of our asset groups and adjustments to our accumulated depreciation accounts. The reduced expense associated with the depreciation rate changes resulted in a $0.02 per share improvement in net income in the second quarter 2007 and a $0.04 per share improvement in net income in the year-to-date period 2007. In addition to performing our annual studies, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $8.2 billion as of June 30, 2007, and our future strategic plans for this network, as an increasingly larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material. For example, a 10% reduction in the remaining weighted average useful life of the iDEN network assets would increase quarterly depreciation expense by about $50 million.

Intangible assets with definite useful lives represented $7.4 billion of our $94.9 billion in total assets as of June 30, 2007. Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of certain PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connectsm trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets.

We review our long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our wireless asset group includes our definite lived intangible assets. Such indicators include, but are not limited to, a significant decrease in the market price of or the cash flows expected to be derived from the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would potentially result in our evaluating the recorded value of our long-lived assets for impairment. For software projects, as well as other capitalized projects that are under development, we periodically assess the probability of deployment into the business to determine if an impairment charge is required. We also review certain long-lived assets for impairment whenever events or changes in circumstances indicate that we may no longer use certain long-lived assets. We record impairment charges with respect to these long-lived assets when management concludes that the assets are to be abandoned.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $51.1 billion of our $94.9 billion in total assets as of June 30, 2007. We have identified FCC licenses and our Boost Mobile and Sprint trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite lived intangibles annually on October 1 for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others.

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

During the fourth quarter 2006, we performed our annual goodwill and other indefinite lived intangible asset impairment analyses. The result of these analyses was that our goodwill and other indefinite lived intangible assets were not impaired. The goodwill analysis estimated the fair value of our wireless reporting unit based on discounted expected future cash flows, supported by the results of various income approach valuation models. We also periodically review our goodwill for indicators of impairment. We perform this review, in part, by deriving the estimated equity value of the wireless reporting unit, which we then compare to the carrying value of the wireless reporting unit. Specifically, we reduce our stock price by the estimated fair value per share of our Wireline segment and then add a control premium, as permitted by Financial Accounting Standards Board, or FASB guidance, to determine an estimate of the equity value of the wireless reporting unit. As of June 30, 2007, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. However, if an indicator of impairment exists, such as a significant decline in expected cash flows or if our stock price were to experience a sustained, significant decline, as compared to the stock price as of June 30, 2007, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

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

We carried an income tax valuation allowance of $833 million as of June 30, 2007. This amount includes a valuation allowance of $618 million for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $54 million related to separate company state net operating losses incurred by the PCS Affiliates after we acquired them. The valuation allowance was provided on these separate company state net operating loss benefits since these entities had no history of taxable income. Current trends indicate that the valuation allowance continues to be appropriate and we do not anticipate adjusting this amount in the near term. We continue to monitor these trends, and in the future it is possible that our cumulative historical income test will ultimately yield sufficient positive evidence that it is more likely than not that we will realize the tax benefit of some or all of the separate company state net operating losses for which the valuation allowance has been provided. Should that occur, subject to review of other qualitative factors and uncertainties at that time, we would expect to start reversing some of the valuation allowance. For the valuation allowance related to the acquired tax benefits described above, we would first reduce goodwill or intangible assets resulting from the acquisitions, or reduce income tax expense if these intangible assets have been reduced to zero. For the remainder of our valuation allowance, we would reduce income tax expense.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The accounting estimates related to the liability for uncertain tax positions requires us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 9 of the Notes to Consolidated Financial Statements for additional information regarding FIN 48. Our liability for uncertain tax positions was $635 million as of June 30, 2007.

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

In September 2006, the EITF reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to Manufacturers or Resellers of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or as an expense. This issue is effective for our quarterly reporting period ending March 31, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We do not expect this consensus to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to measure assets and liabilities at fair value and report any unrecognized gains or losses in earnings subsequent to adoption. The statement serves to minimize the fluctuations in earnings that occur when assets and liabilities are measured differently without imposing hedge accounting requirements. This statement is effective for our quarterly reporting period ending March 31, 2008 and must be applied in conjunction with SFAS No. 157. We are in the process of evaluating the impact of this statement on our consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings according to SFAS No. 123R, Share-Based Payment. This issue is effective for our quarterly reporting period ending March 31, 2008. We are in the process of evaluating the impact of this issue on our consolidated financial statements.

Results of Operations

We present consolidated information, as well as separate supplemental financial information for our two reportable segments, Wireless and Wireline. The disaggregated financial results for our two segments have been prepared in a manner that is consistent with the basis and manner in which our executives evaluate segment performance and make resource allocation decisions. Consequently, segment earnings is defined as wireless or wireline operating income before other segment expenses, such as depreciation, amortization, severance, exit costs, asset impairments and other, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities, certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding, and other integration costs. See note 11 of the Notes to Consolidated Financial Statements for additional information on our segments. For reconciliations of segment earnings to the closest generally accepted accounting principles measure, operating income, see tables set forth in “— Wireless” and “— Wireline” below. We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Consolidated

For the second quarter 2007 and the year-to-date period 2007, our operating results include the results of Nextel Partners and the results of UbiquiTel, which were acquired around July 1, 2006. Our operating results for all periods presented include the results of the PCS Affiliates that we acquired in the first quarter 2006, either from the date of acquisition or from the start of the month closest to the acquisition date. For further information on business combinations, see note 3 of the Notes to Consolidated Financial Statements. These transactions affect the comparability of our reported operating results with other periods. The following table summarizes our consolidated results of operations.

	Quarter Ended		Year-to-Date
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)

Net operating revenues	$10,162	$10,007	$20,253	$20,075
Income (loss) from continuing operations	19	291	(192)	455
Net income (loss)	19	370	(192)	789

Net operating revenues increased about 2% in the second quarter 2007, as compared to the second quarter 2006, and increased about 1% from the year-to-date period 2006 to the year-to-date period 2007, primarily due to increases in revenues from our Wireless segment, which resulted from increases in CDMA and wholesale subscribers and increases in data services revenue, offset by decreases in service and handset pricing, as well as a decline in the post-paid iDEN subscriber base. For additional information, see “— Segment Results of Operations” below.

Income from continuing operations decreased to $19 million in the second quarter 2007, compared to $291 million in the second quarter 2006, and decreased to a loss of $192 million in the year-to-date period 2007, compared to income of $455 million in the year-to-date period 2006. The declines are due to an increase in Wireless segment operating expenses, primarily resulting from increases in wireless equipment subsidy, increases in network costs related to improved coverage and capacity, increases in media advertising expenses due to new branding initiatives and other customer acquisition costs, as well as an increase in severance costs related to our workforce reductions. For additional information, see “— Segment Results of Operations” and “ — Consolidated Information” below.

In the second quarter 2007, we had net income of $19 million compared to net income of $370 million in the second quarter 2006, and incurred a net loss of $192 million in the year-to-date period 2007 compared to net income of $789 million in the year-to-date period 2006, due to the reasons stated above and the absence of income from discontinued operations. For additional information, see “— Segment Results of Operations” and “— Consolidated Information” below.

Presented below are results of operations for our Wireless and Wireline segments, followed by a discussion of consolidated information.

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

	Quarter Ended June 30,			Year-to-Date June 30,
Wireless	2007	2006	Change	2007	2006	Change
	(dollars in millions)

Service	$7,898	$7,596	4%	$15,713	$15,083	4%
Wholesale, affiliate and other	276	207	33%	535	408	31%

Total services revenue	8,174	7,803	5%	16,248	15,491	5%
Cost of services(1)	(2,116)	(1,944)	9%	(4,200)	(3,826)	10%

Service gross margin	$6,058	$5,859	3%	$12,048	$11,665	3%

Service gross margin percentage	74%	75%		74%	75%
Equipment revenue	$611	$717	(15)%	$1,255	$1,541	(19)%
Cost of products(1)	(1,256)	(1,170)	7%	(2,635)	(2,423)	9%

Equipment net subsidy	$(645)	$(453)	42%	$(1,380)	$(882)	56%

Equipment net subsidy percentage	(106)%	(63)%		(110)%	(57)%
Selling, general and administrative expense(1)	$(2,742)	$(2,477)	11%	$(5,602)	$(5,170)	8%
Wireless segment earnings	2,671	2,929	(9)%	5,066	5,613	(10)%
Merger and integration expenses(2)	(122)	(32)	NM	(181)	(63)	NM
Severance, exit costs, asset impairments and other(3)	(90)	(31)	NM	(249)	(59)	NM
Depreciation(3)	(1,272)	(1,284)	(1)%	(2,501)	(2,569)	(3)%
Amortization(3)	(905)	(958)	(6)%	(1,818)	(1,896)	(4)%
Wireless operating income	282	624	(55)%	317	1,026	(69)%

NM — Not Meaningful

(1)	For the quarter ended June 30, 2006, a total of $135 million in service and repair costs associated with our Wireless segment was reclassified to cost of services, of which $112 million was reclassified from cost of products and $23 million was reclassified from selling, general and administrative expense. For the year-to-date period 2006, a total of $247 million in service and repair costs associated with our Wireless segment was reclassified to cost of services, of which $199 million was reclassified from cost of products and $48 million was reclassified from selling, general and administrative expense.

(2)	Merger and integration expenses are discussed in the Consolidated Information Section. These amounts include $59 million for the first quarter 2007 and $32 million and $63 million for the second quarter 2006 and year-to-date period 2006, which have been reclassified from the Corporate segment for the periods presented as these expenses are solely and directly attributable to the Wireless segment.

(3)	Severance, exit costs, asset impairments, depreciation and amortization are discussed in the Consolidated Information section. Other expense includes net costs associated with the exit of a non-core line of business, and for the year-to-date period 2007 includes charges associated with legal contingencies.

Selected Subscriber Activity

The following is a summary of our subscriber activity. The number of subscribers impacts service revenues, cost of service and bad debt expense, as well as support costs, such as customer care, which are general and administrative expenses.

	Quarter Ended		Year-to-Date
	June 30,		June 30,
	2007	2006	2007	2006
	(in thousands)

Direct net subscriber additions(1)	185	707	240	1,772
Direct acquired net subscriber additions(2)	—	2,092	—	3,698

(1)	Direct net subscriber additions represent the number of direct subscribers, including post-paid and prepaid, added to our customer base during the period, excluding subscribers added through acquisitions, net of deactivated subscribers.

(2)	Direct acquired net subscriber additions represent the number of direct subscribers added to our customer base during the period as a result of our acquisitions of companies.

Service Revenue

Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment charges and certain regulatory related fees. Service revenues increased 4% in the second quarter 2007, as compared to the second quarter 2006, and 4% in the year-to-date period 2007, as compared to the year-to-date period 2006. These increases were primarily due to the increase in the number of our direct subscribers, in large part due to subscribers acquired in business combinations, partially offset by a decrease in our weighted average monthly service revenue per user. We ended the second quarter 2007 with about 46.0 million direct subscribers and, although we ended the second quarter 2006 with about 45.0 million direct subscribers, we added about 2.5 million subscribers in connection with our acquisitions of Nextel Partners and UbiquiTel near the end of the quarter, which did not contribute any meaningful revenue for the second quarter 2006 or the year-to-date period 2006. The increase in the number of direct subscribers, as distinguished from the growth attributable to subscribers gained as part of our acquisitions, is primarily due to the following factors:

•	growth in our CDMA subscriber base, which we believe is due to our differentiating products and services, particularly CDMA-based data-related services, including those available under our Sprint Power Vision service plans, and other non-voice services, such as downloading music, global positioning system, or GPS-enabled navigation services, instant messaging and emails, sending and receiving pictures, playing on-line games and browsing the Internet wirelessly, as well as our data connection cards;

•	growth in the number of subscribers purchasing our wireless prepaid service offering of 11% in the year-to-date period 2007 for an end of second quarter 2007 wireless prepaid subscriber total of 4.5 million; partially offset by

•	a decline in our post-paid iDEN subscriber base.

Selected Subscriber Data

	Quarter Ended		Year-to-Date
	June 30,		June 30,
	2007	2006	2007	2006

Average monthly service revenue per user
Direct post-paid	$60	$62	$60	$62
Direct prepaid	31	34	31	35
Weighted average	57	59	57	60

Our weighted average monthly service revenue per user decreased to $57 in the second quarter 2007 from $59 in the second quarter 2006 and $57 in the year-to-date period 2007 from $60 in the year-to-date period 2006, primarily due to the following factors:

•	a decline in average monthly service revenue per subscriber of iDEN based post-paid services from the second quarter 2006 to the second quarter 2007 due to a decrease in higher average monthly service revenue from iDEN subscribers;

•	a continuing migration of our customer base to more competitive service pricing plans on both the iDEN and CDMA networks and plans that allow users to add additional units to their plan at attractive rates, such as “add a phone” and “family plans”;

•	an increase in our prepaid wireless subscribers, who generally have a lower average revenue per user, as a percentage of our direct subscriber base to 10% in the second quarter 2007 compared to 8% in the second quarter 2006, and a decrease in average monthly service revenue per prepaid subscriber of 9% from the second quarter 2006 to the second quarter 2007 and 10% from the year-to-date period 2006 to the year-to-date period 2007; and

•	the integration of the subscribers acquired from the PCS Affiliates, who have a lower average monthly service revenue and who are no longer a source of roaming revenue for us; partially offset by

•	the increase in data service revenues, as subscribers took advantage of our wide array of CDMA-based data offerings such as short message service, or SMS, connection cards and our Sprint Vision and Power Vision service plans.

We expect trends in our post-paid iDEN and CDMA subscriber bases to continue, but there can be no assurance that the increases in our post-paid CDMA subscriber base will offset the declines in our post-paid iDEN subscriber base completely. Growth in our subscriber base may also be adversely impacted by our planned reduction of handset subsidies and sales and marketing expenses, as well as other actions we may take. For example, we continually monitor our credit policies on a market by market basis in an effort to optimize the balance between new subscribers who are of a prime and subprime quality, which may adversely impact our ability to add lower credit quality subscribers in markets with tight credit policies. We, from time to time, limit distribution of our Boost Mobile-branded prepaid services in a few of our network capacity constrained markets, which adversely impacts our ability to add users of prepaid services in the affected markets. We expect the rate of decline of our weighted average monthly service revenue per user to stabilize during the remainder of 2007 as growth for our data services is expected to offset declines due to continued migration of subscribers to more competitively priced service plans. See “— Forward-Looking Statements.”

Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenues consist primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers and net revenues retained from wireless subscribers residing in PCS Affiliate territories. Wholesale, affiliate and other revenues increased 33% in the second quarter 2007, as compared to the second quarter 2006 and 31% in the year-to-date period 2007, as compared to the year-to-date period 2006, primarily due to increased minutes of use of our wholesale operator subscribers along with the addition of new wholesale operators partially offset by the loss of roaming revenues due to our Nextel Partners and PCS Affiliate acquisitions. In the year-to-date period 2007, wholesale subscriber additions were 622,000, resulting in about 7.0 million subscribers at June 30, 2007, compared to about 5.4 million subscribers at June 30, 2006.

Cost of Services

Cost of services consists primarily of:

•	costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with our network engineering employees and frequency leasing costs;

•	fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site; and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for calls terminating on their networks, which fluctuates in relation to the level and duration of those terminating calls;

•	costs to service and repair handsets and activate service for new subscribers;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as ringers, games, music, TV and navigation by our customers.

Cost of services increased 9% in the second quarter 2007 compared to the second quarter 2006 and 10% in the year-to-date period 2007 compared to the year-to-date period 2006, primarily due to increased costs relating to the expansion of our network and increased minutes of use on our networks. Specifically, we experienced:

•	an increase in cell site and switch-related operational costs, including increases in fixed and variable interconnection costs, due to the increase in usage, number of cell sites and related equipment in service;

•	an increase in backhaul costs driven by the increased capacity required to support EV-DO services on our CDMA network;

•	an increase in costs for CDMA-based premium data services resulting from increased subscriber data usage;

•	an increase in roaming expenses, primarily with respect to subscribers of our CDMA services due to increased voice and data usage outside of our CDMA network; and

•	an increase in service and repair expenses due to higher volume of handset exchange transactions.

We expect the aggregate amount of cost of service to increase as customer usage of our networks increases due to increasing costs of third-party access and services, increased service and repair costs and as we add more sites and other equipment to expand the coverage and capacity of our CDMA network. We are not able to predict with any certainty the length of time over which these expense increases will continue, or the degree of increases, because many of the increasing costs are outside of our control. See “— Forward-Looking Statements”, “— Liquidity and Capital Resources” and “— Capital Requirements.”

The service gross margin percentage was relatively flat in the second quarter 2007 and in the year-to-date period 2007, as compared to the second quarter 2006 and the year-to-date period 2006 due to the reasons described above.

Equipment Revenue

We recognize equipment revenue when title to the handset or accessory passes to the dealer or end-user customer. We reduce equipment revenue for certain payments to third party dealers, which reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Revenues from sales of handsets and accessories decreased 15% in the second quarter 2007 and 19% in the year-to-date period 2007, as compared to the second quarter 2006 and year-to-date period 2006 despite a 5% increase in the number of handsets sold in both the second quarter 2007 and the year-to-date period 2007 compared to the second quarter 2006 and the year-to-date period 2006 due to more aggressive acquisition and retention handset pricing. This corresponds to an 18% decrease in the average sales price per handset in the second quarter 2007 and 23% in the year-to-date period 2007 compared to the second quarter 2006 and the year-to-date period 2006. We plan to increase the average sales price of our handsets in an effort to increase equipment revenue. See “— Forward-Looking Statements.”

Cost of Products

We recognize the cost of handsets and accessories when title to the handset or accessory passes to the dealer or end-user customer. Cost of handsets and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. The cost of handsets is reduced by any rebates that we earn from the supplier. Handset and accessory costs increased 7% in the second quarter 2007 and 9% in the year-to-date period 2007, as compared to the second quarter 2006 and year-to-date period 2006 primarily due to a 5% increase in the number of handsets sold combined with a 3% increase in the average cost per handset sold for second quarter 2007 and the year-to-date period 2007. The increase in the average cost per handset sold was primarily a result of selling handsets with increased functionality, which have a higher cost, and selling a significant number of Motorola EV-DO devices in the second quarter 2007 and the year-to-date period 2007, which have a higher cost as compared to typical single network handsets as they feature voice and data applications over our CDMA network and walkie-talkie applications over our iDEN network. We did not introduce the Motorola EV-DO devices until the fourth quarter 2006.

Subsidy

Our marketing plans assume that handsets typically will be sold at prices below our cost, which is consistent with industry practice. Our subscriber retention efforts often include providing incentives to customers such as offering new handsets at discounted prices. Handset costs in excess of the revenues generated from handset sales (or subsidy) as a percentage of equipment revenues increased to 106% in the second quarter 2007 from 63% in the second quarter 2006 and 110% in the year-to-date period 2007 from 57% in the year-to-date period 2006. Handset subsidies have increased significantly from the comparable prior year periods resulting from a combination of aggressive customer acquisitions and retention pricing, as well as selling higher cost handsets. We expect handset subsidies to decrease from current levels due to improved handset pricing on the PowerSource handsets in addition to reduced handset sales promotions. See “— Forward-Looking Statements.”

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

Sales and marketing expense increased 13% in the second quarter 2007 from the second quarter 2006 and 10% in the year-to-date period 2007 from the year-to-date period 2006, primarily due to increased advertising expense, reflecting our renewed focus on promoting our brand to gain market share by attracting new subscribers and to continue to build goodwill among existing subscribers, increased commissions associated with higher PowerSource device sales and increased compensation of our post-paid third-party dealers for both new subscriber additions and upgrades.

General and administrative costs increased 9% in the second quarter 2007 from the second quarter 2006 and 6% in the year-to-date period 2007 from the year-to-date period 2006, primarily due to:

•	increases in bad debt expense resulting from higher average write-offs per account and growth in the number of subscribers, including those subscribers from acquired PCS Affiliates and Nextel Partners. Bad debt expense for the second quarter 2007 increased $50 million from the second quarter 2006 and $145 million for the year-to-date period 2007 from the year-to-date period 2006. This was primarily a result of higher average write-offs per account, which drove about 63% and 49% of the quarterly and the year-to-date increases in bad debt. The change in average write-offs per account was primarily due to increases in unpaid data usage and the extension of additional credit to certain customers in the third quarter of 2006. Subscribers acquired from PCS Affiliates and Nextel Partners drove 23% and 24% of the quarterly and the year-to-date increases in bad debt.

•	an increase in our customer care expenses related to call volume increases due to a larger subscriber base, increases in customer retention efforts and migrating customers to a single billing platform; partially offset by

•	a decrease in information technology expenses due to reduced data center hosting fees; and

•	a decrease in overhead spending as a result of headcount reductions.

We expect selling, general and administrative expenses to remain relatively stable through the remainder of 2007. Increased cost efficiencies related to headcount reductions, merger synergies and other productivity measures are expected to substantially offset increases in costs associated with customer care and retention. See “— Forward-Looking Statements.”

Wireless Segment Earnings

Wireless segment earnings decreased 9% in the second quarter 2007 from the second quarter 2006 and decreased 10% in the year-to-date period 2007 from the year-to-date period 2006, primarily due to an increase in the operating expenses caused by additional equipment subsidies resulting from more aggressive customer acquisition and retention efforts, and an increase in selling, general and administrative expenses, partially offset by an increase in net operating revenues due to increases in data service revenues and an increase in the number of CDMA and wholesale subscribers.

Wireline

	Quarter Ended June 30,			Year-to-Date June 30,
Wireline	2007	2006	Change	2007	2006	Change
	(dollars in millions)

Voice	$910	$948	(4)%	$1,808	$1,914	(6)%
Data	310	364	(15)%	621	737	(16)%
Internet	371	271	37%	715	540	32%
Other	43	55	(22)%	88	113	(22)%

Total net services revenue	1,634	1,638	—%	3,232	3,304	(2)%
Costs of services and products	(1,111)	(1,080)	3%	(2,223)	(2,173)	2%

Service gross margin	$523	$558	(6)%	$1,009	$1,131	(11)%

Service gross margin percentage	32%	34%		31%	34%
Selling, general and administrative expense	$(264)	$(279)	(5)%	$(545)	$(613)	(11)%
Wireline segment earnings	259	279	(7)%	464	518	(10)%
Severance, exit costs, asset impairments and other(1)	—	(7)	(100)%	(55)	(17)	NM
Depreciation(1)	(133)	(113)	18%	(260)	(235)	11%
Wireline operating income	126	159	(21)%	149	266	(44)%

NM — Not Meaningful

(1)	Severance, exit costs, asset impairments and depreciation are discussed in the Consolidated Information section. Other expense includes charges associated with legal contingencies for the year-to-date period 2007.

Total Net Services Revenues

Total net services revenues were flat in the second quarter 2007, as compared to the second quarter 2006 and decreased 2% in the year-to-date period 2007, as compared to the year-to-date period 2006, primarily as a result of a lower priced product mix, as well as volume decreases associated with the reduction in our customer base, which is a result of our exit from several businesses further described below. This decrease was partially offset by a higher volume of minutes in our wholesale and affiliate business and growth in our cable voice over IP, or VoIP, business.

In 2007, we expect to see continued revenue growth in IP services, offset by declines in voice revenues due to lower pricing on commercial contracts and continued pressures in the long distance market. Increased competition and the excess capacity resulting from new technologies and networks may result in further price reductions. See “— Forward-Looking Statements.”

Voice Revenues

Voice revenues decreased 4% in the second quarter 2007, as compared to the second quarter 2006 and 6% in the year-to-date period 2007, as compared to the year-to-date period 2006, primarily as a result of certain business wireline customers that were transferred to Embarq as part of the spin-off in the second quarter 2006, as well as continued price declines. Also contributing to the decrease is the loss of conference line customers due to the final transition of those activities in the third quarter 2006 as part of the sale of that business. Partially offsetting the decline are revenues related to our wholesale long distance agreement with Embarq.

Our retail business experienced a 24% decrease in voice revenues from the second quarter 2006 to the second quarter 2007 and 25% from the year-to-date period 2006 to the year-to-date period 2007, primarily due to the loss of accounts related to the Embarq spin-off, the sale of our conference line business and the transition of our prepaid card services to our wholesale business, as well as lower prices. Our business trends indicate a shift away from the retail business and towards the wholesale business.

Voice revenues related to our wholesale business increased about 14% from the second quarter 2006 to the second quarter 2007 and 14% from the year-to-date period 2006 to the year-to-date period 2007. Minute volume increases accounted for this increase, primarily as a result of our relationship with Embarq, as well as the transition of our prepaid card services from our retail business. We began providing wholesale long distance services to Embarq following the spin-off. Rate decreases slightly offset the minute volume increase.

Voice revenues generated from the provision of services to Wireless represented 23% of total voice revenues for the second quarter 2007, as compared to 18% for the second quarter 2006 and 22% for the year-to-date period 2007, as compared to 18% for the year-to-date period 2006.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased 15% for the second quarter 2007, as compared to the second quarter 2006 and 16% for the year-to-date period 2007, as compared to the year-to-date period 2006, primarily as customers migrated to IP-based technologies. These declines were partially offset by growth in managed network services.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased 37% in the second quarter 2007, as compared to the second quarter 2006 and 32% in the year-to-date period 2007, as compared to the year-to-date period 2006. The 2007 increase was due to higher dedicated IP revenues as business customers increasingly migrate to MPLS services, as well as revenue growth in our cable VoIP business, which experienced a 63% increase in the second quarter 2007, as compared to the second quarter 2006 and 74% in the year-to-date period 2007, as compared to the year-to-date period 2006. We provide local and long distance communications services to the cable MSOs, which they include as part of their bundled service offerings.

Other Revenues

Other revenues, which primarily consists of sales of customer premises equipment decreased 22% in the second quarter 2007, as compared to the second quarter 2006 and 22% in the year-to-date period 2007, as compared to the year-to-date period 2006, as a result of fewer projects in 2007.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks and costs of equipment. Costs of services and products increased 3% in the second quarter 2007 from the second quarter 2006 and 2% in the year-to-date period 2007 from the year-to-date period 2006. The increases relate primarily to minute volume growth as a result of our relationship with Embarq and several large cable MSOs and costs associated with increased usage of our international prepaid product in higher cost countries as a result of utilizing third-party vendors in these regions. We anticipate these costs will decrease during the remainder of 2007 due to reduced third-party vendor activity in these higher cost regions. Also contributing to the increases are higher rates associated with increased international minutes used by subscribers of our wireless services, additional access charges and network costs to support growth in our cable initiatives. These increases were partially offset by favorable volume and rate trends associated with the sales of various businesses in 2005 and 2006.

Service gross margin decreased from 34% in the second quarter 2006 and the year-to-date period 2006 to 32% in the second quarter 2007 and 31% in the year-to-date period 2007, primarily as a result of declining net services revenue and a lower margin product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 5% in the second quarter 2007, as compared to the second quarter 2006 and 11% in the year-to-date period 2007, as compared to the year-to-date period 2006. The 2007 decline was due primarily to a reduction in headcount and overhead allocations that occurred in the first quarter 2007, reduced commissions as a result of the spin-off of Embarq and decreased customer care expenses due to a smaller customer base. These declines were partially offset by increases in costs associated with cable VoIP support in the first and second quarter 2007.

Selling, general and administrative expense includes charges for estimated bad debt expense. Every quarter we reassess our allowance for doubtful accounts, based on customer-specific indicators, as well as historical trends and industry data, to ensure we are adequately reserved. Bad debt expense increased $12 million for the second quarter 2007 as compared to the second quarter 2006 and increased $9 million for the year-to-date period 2007 as compared to the year-to-date period 2006.

Wireline Segment Earnings

Wireline segment earnings decreased 7% in the second quarter 2007 from the second quarter 2006 and 10% in the year-to-date period 2007 from the year-to-date period 2006, primarily due to voice revenue declines related to customer migrations to alternate sources such as cable and wireless.

Consolidated Information

	Quarter Ended June 30,			Year-to-Date June 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)

Selling, general and administrative expenses	$(3,144)	$(2,877)	9%	$(6,437)	$(5,997)	7%
Severance, exit costs and asset impairments	(85)	(40)	113%	(259)	(78)	NM
Depreciation	(1,407)	(1,396)	1%	(2,762)	(2,804)	(1)%
Amortization	(906)	(958)	(5)%	(1,819)	(1,896)	(4)%
Interest expense	(365)	(399)	(9)%	(732)	(793)	(8)%
Interest income	26	117	(78)%	57	201	(72)%
Other, net	17	16	6%	13	92	(86)%
Income tax benefit (expense)	25	(155)	116%	153	(241)	NM
Discontinued operations, net	—	79	(100)%	—	334	(100)%
Income (loss) available to common shareholders	19	370	(95)%	(192)	787	(124)%

NM — Not Meaningful

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to the Wireless segment were $2.7 billion and $5.6 billion in the second quarter 2007 and the year-to-date period 2007 and $2.5 billion and $5.2 billion in the second quarter 2006 and the year-to-date period 2006. The selling, general and administrative expenses related to the Wireline segment were $264 million and $545 million in the second quarter 2007 and the year-to-date period 2007 and $279 million and $613 million in the second quarter 2006 and the year-to-date period 2006.

In addition to the selling, general and administrative expenses discussed in the segment earnings discussions, we incurred corporate general and administrative expenses of $138 million in the second quarter 2007 and $290 million in the year-to-date period 2007 and $121 million in the second quarter 2006 and $214 million in the year-to-date period 2006, including certain merger and integration expenses of $41 million in the second quarter 2007 and $81 million in the year-to-date period 2007 and $81 million in the second quarter 2006 and $126 million in the year-to-date period 2006 as discussed in “— Merger and Integration Expenses” below. Also included in corporate general and administrative expenses are expenses related to our planned deployment of a next generation broadband wireless network, which are expected to increase in future quarters.

Merger and Integration Expenses

We incurred $163 million of merger and integration expenses in the second quarter 2007 and $262 million in the year-to-date period 2007 compared to $113 million in the second quarter 2006 and $189 million in the year-to-date period 2006. Of these amounts, $122, $181, $32, and $63 million, respectively, are included in our Wireless segment as the expenses are solely and directly attributable to the segment. These expenses are generally classified as selling, general and administrative and cost of products as appropriate on our consolidated statement of operations. Merger and integration expenses that are not solely and directly attributable to the Wireless segment are included in our Corporate segment and are classified as selling, general and administrative expenses. Merger and integration expenses increased in the second quarter and year-to-date period 2007 as compared to the second quarter and year-to-date period 2006, primarily due to costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks. We expect merger and integration expenses to increase through the remainder of the year.

Severance, Exit Costs and Asset Impairments

We had asset impairments of $44 million and $52 million in the second quarter 2007 and the year-to-date period 2007, which related to the sale of Velocita Wireless, the closing of retail stores due to integration activities and the write-off of network assets. For the second quarter 2006 and the year-to-date period 2006, we wrote off $23 million and $41 million of assets primarily related to software asset impairments and abandonment of various assets, including certain cell sites under construction in our Wireless segment.

We recorded severance and exit costs of $41 million in the second quarter 2007 and $207 million in the year-to-date period 2007 related to the separation of employees as a result of our workforce reductions, exit costs primarily associated with the sale of Velocita Wireless and continued organizational realignment initiatives associated with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. In the second quarter 2006 and the year-to-date period 2006, we recorded $17 million and $37 million in severance and exit costs primarily related to our realignment initiatives associated with the Sprint-Nextel merger.

Depreciation and Amortization Expense

Depreciation expense increased 1% in the second quarter 2007 from the second quarter 2006 and decreased 1% in the year-to-date period 2007 from the year-to-date period 2006. This decrease is primarily due to depreciation rate changes, mainly to our CDMA network, resulting from our annual depreciable lives studies. Before considering the impact of assets placed into service in 2007, these revised rates, which were determined under group life depreciation accounting, are expected to reduce aggregate annual depreciation expense by about $400 million based upon the net book value of our CDMA network and Wireline network long-lived assets as of January 1, 2007. The revised rates reduced the year-to-date period 2007 depreciation expense by about $200 million with respect to CDMA network assets and Wireline network assets. These rate changes are primarily related to certain assets becoming fully depreciated and net changes in service lives of certain assets. The decreases resulting from the depreciation rate changes were offset by normal additions to our network asset base.

Amortization expense decreased 5% in the second quarter 2007 from the second quarter 2006 and 4% in the year-to-date period 2007 from the year-to-date period 2006, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. See note 5 to the Notes to Consolidated Financial Statements for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense in the second quarter 2007 decreased 9%, as compared to the second quarter 2006 and 8% in the year-to-date period 2007 as compared to the year-to-date period 2006, primarily reflecting the retirement of debt bearing higher interest rates relative to our remaining debt. This decrease was partially offset by the increase in our effective interest rate resulting from the assumption of higher rate debt in connection with the acquisition of certain PCS Affiliates and Nextel Partners in 2006. The effective interest rate on our average long-term debt balance of $21.9 billion in the second quarter 2007 was 7.0%. The effective interest rate on our average long-term debt balance of $23.9 billion in the second quarter 2006 was 6.8%. The effective interest rate on our average long-term debt balance of $21.8 billion in the year-to-date period 2007 was 7.0%. The effective interest rate on our average long-term debt balance of $24.3 billion in the year-to-date period 2006 was 6.7%. Despite the decline in our average long-term debt balance outstanding, our effective interest rate has increased because we continued to hold higher rate debt through the second quarter 2007. The effective interest rate includes the effect of interest rate swap agreements. As of June 30, 2007, the average floating rate of interest on the interest rate swaps was 8.3%, while the weighted average coupon on the underlying debt was 7.2%. See “ — Liquidity and Capital Resources” for more information on our financing activities.

Interest Income

Interest income includes dividends received from certain investments in equity securities and interest earned on marketable debt securities and cash equivalents. In the second quarter 2007 and the year-to-date period 2007, interest income decreased 78% and 72%, as compared to the second quarter 2006 and the year-to-date period 2006, primarily due to a decrease in our marketable securities balances and the decrease in cash investment balances due to debt retirements, purchases of common stock and business acquisitions.

Income Tax Benefit (Expense)

Our consolidated effective tax rate was a 44.3% benefit for the year-to-date period 2007 due to net losses and 34.6% for the year-to-date period 2006. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 9 of the Notes to Consolidated Financial Statements.

Discontinued Operations, net

Discontinued operations reflect the results of our Local segment for the second quarter 2006 and the year-to-date period 2006. Additional information regarding our discontinued operations can be found in note 2 of the Notes to Consolidated Financial Statements.

Financial Condition

Our consolidated assets were $94.9 billion as of June 30, 2007, which included $58.5 billion of intangible assets, and $97.2 billion as of December 31, 2006, which included $60.1 billion of intangible assets. The decrease in our consolidated assets was primarily a result of the amortization of $1.8 billion related to our definite-lived intangible assets, as well as settlement of our securities loan agreement. “See — Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

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

Cash Flows

	Year-to-Date
		June 30,
	2007	2006	Change
	(In millions)

Cash provided by operating activities	$4,434	$5,591	(21)%
Cash used in investing activities	(2,732)	(6,847)	(60)%
Cash used in financing activities	(1,324)	(4,034)	(67)%

Operating Activities

Net cash provided by operating activities of $4.4 billion in the year-to-date period 2007 decreased $1.2 billion from the year-to-date period 2006 primarily due to a $903 million decrease in cash provided from discontinued operations, combined with a $233 million decrease in cash received from our customers and from net interest income. This was partially offset by a $250 million decrease in cash paid to suppliers and employees.

Investing Activities

Net cash used in investing activities for the year-to-date period 2007 decreased by $4.1 billion from the year-to-date period 2006 primarily due to $9.6 billion paid in 2006 to acquire Alamosa Holdings, Velocita Wireless, Enterprise Communications and Nextel Partners, combined with $866 million in cash collateral received back from our securities loan agreements in 2007. This was in part offset by $6.3 billion in proceeds in connection with the spin-off of Embarq, including $1.8 billion received from Embarq at the time of the spin-off net of cash contributed and proceeds from the sale of Embarq notes of about $4.4 billion in 2006.

Capital expenditures for our Wireless segment, which increased $499 million from the year-to-date period 2006, were primarily targeted at increasing network capacity and coverage and extending EV-DO data coverage. This increase was partially offset by a $347 million decrease in capital expenditures related to discontinued operations.

Financing Activities

Net cash used in financing activities of $1.3 billion during the year-to-date period 2007 decreased $2.7 billion compared to the year-to-date period 2006.

In the year-to-date period 2007, we repurchased about 66 million of our common shares for $1.4 billion pursuant to our share repurchase program and used cash of $866 million to pay off our securities loan agreement. We also received $1.5 billion in proceeds, including $750 million from our unsecured loan agreement with Export Development Canada in March 2007 and $750 million in principal from the sale of floating rate notes due 2010 in June 2007. Commercial paper maturities resulted in a cash outflow of $114 million in the year-to-date period 2007, compared to cash inflows of $514 million from commercial paper issuances in the year-to-date period 2006.

Cash used for debt and credit facility payments for the year-to-date period 2007 decreased $3.9 billion from the year-to-date period 2006. For the year-to-date period 2007, we made $611 million of principal and debt retirement payments, which included the early redemption of IWO Holdings, Inc.’s Senior Secured Floating Rate Notes due 2012 and UbiquiTel Operating Company’s 9.875% Senior Notes due 2011. For the year-to-date period 2006, debt and credit facility payments were $4.5 billion, which were primarily related to the retirement of our $3.2 billion term loan and the maturity of our $746 million 7.125% senior note.

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

Liquidity

As of June 30, 2007, our cash and cash equivalents and marketable securities totaled $2.4 billion.

We have a $6.0 billion revolving credit facility, which expires in December 2010 and provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or Prime Rate plus a spread that varies depending on our parent company’s credit ratings. There is no rating trigger that would allow the lenders to terminate this facility in the event of a credit rating downgrade.

In April 2006, we commenced a commercial paper program, which reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of June 30, 2007, we had $400 million of commercial paper outstanding.

As of June 30, 2007, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the Report and Order, outstanding under our $6.0 billion revolving credit facility. These letters of credit reduce the availability under the revolving credit facility by an equivalent amount. As a result of the letters of credit and outstanding commercial paper, we had about $3.0 billion of borrowing capacity available under our revolving credit facility. In addition, we had $12 million of general letters of credit outstanding.

As of June 30, 2007, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs from outside sources is ultimately impacted by the overall capacity and terms of the banking and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable capital cost structure.

As of June 30, 2007, we had working capital of $498 million compared to working capital of $506 million as of December 31, 2006.

Future Contractual Obligations

In addition to the future contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2006, for which there have been no significant changes, the following is a discussion of our contractual obligations associated with the Report and Order, as well as the adoption of FIN 48.

The total minimum cash obligation for the Report and Order is $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the TA under the Report and Order. In addition, costs associated with the reconfiguration of the 1.9 GHz spectrum are not fully approved for credit until the completion of the entire reconfiguration process. Because the final reconciliation and audit of the entire reconfiguration obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the TA and the FCC have not yet reached an agreement on the methodology for calculating certain amounts of property, plant and equipment to be submitted for credit associated with reconfiguration activity with our own network, we cannot provide assurance that we will be granted full credit for certain of these network costs. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury. From the inception of the program through June 30, 2007, we estimate that we had incurred $892 million of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

Our liability for uncertain tax positions was $635 million as of June 30, 2007. This amount updates the payments due “2012 and Thereafter” column in the Future Contractual Obligations table in our annual report on Form 10-K for the year ended December 31, 2006. Due to the inherent uncertainty of the timing of the resolutions of the underlying tax positions, it is not practicable to assign this liability to any particular years in the table.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand; and/or

•	cash available under our existing revolving credit facility and our commercial paper program.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures and FCC license acquisitions, including funding required in connection with the deployment of next generation technologies and our next generation broadband wireless network;

•	anticipated payments under the Report and Order;

•	declared and anticipated dividend payments, scheduled debt service requirements and purchases of our common shares pursuant to our share repurchase program;

•	cost to acquire Northern PCS Services, LLC;

•	cash used to redeem the Alamosa 11.00% senior notes due 2010 and the Nextel Partners 8.125% senior notes due 2011 in July 2007;

•	merger and integration expenses associated with the Sprint-Nextel merger and the acquisitions of certain PCS Affiliates and Nextel Partners; and

•	other future contractual obligations.

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

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” in this report and in Part I, Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.

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

In connection with the preparation of this Form 10-Q as of June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2007 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the second quarter 2007, we completed various phases of our systems and processes consolidation plan including migrating certain customers onto a single billing platform. There have been no other changes in our internal control over financial reporting that occurred during the second quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

In July 2007, we and plaintiffs accepted a mediator’s proposal to settle the consolidated lawsuit relating to the recombination of our tracking stocks, which was reported in our annual report on Form 10-K for the year ended December 31, 2006. The proposed settlement had an immaterial impact on our consolidated financial statements.

We are involved in certain other legal proceedings that are described in note 10 of the Notes to Consolidated Financial Statements included in this report. During the quarter ended June 30, 2007, there were no material developments in the status of these legal proceedings.

Various other suits, proceedings and claims, including purported class actions typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 1A.  Risk Factors

The only material change to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006 is to add the following:

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

All suppliers of our CDMA handsets license intellectual property from Qualcomm Incorporated. Some of this Qualcomm intellectual property has been found to infringe on certain patents owned by Broadcom Corporation. If use of this intellectual property is enjoined and these claims are not resolved, we may be unable to obtain CDMA handsets that are the subject of these claims, including handsets that utilize Qualcomm’s QChat® technology, which we intend to use to provide walkie-talkie services on our CDMA network.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2007, we issued to Gary Forsee, our Chairman and Chief Executive Officer an aggregate of 903 restricted stock units relating to our common shares. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted Mr. Forsee in 2003. Each restricted stock unit represents the right to one common share once the unit vests. The restricted stock units vest in December 2007. Neither these restricted stock units, nor the common stock issuable once the units vest, were registered under the Securities Act of 1933, or Securities Act. The restricted stock units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act because the restricted stock units were issued in a transaction not involving a public offering.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number of		Announced	Yet Be Purchased
	Shares	Average Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs(2)	or Programs
				(in billions)

April 1 through April 30 common shares, Series 1	—	$—	—	$4.1
May 1 through May 31 common shares, Series 1	19,813,100	20.87	19,813,100	$3.6
June 1 through June 30 common shares, Series 1	30,820,000	22.29	30,820,000	$3.0

Total	50,633,100	21.73	50,633,100

(1)	Acquisitions of equity securities during the second quarter 2007 were pursuant to our share repurchase program.

(2)	On August 3, 2006, we announced that our board of directors authorized us to repurchase through open market purchases up to $6.0 billion of our common shares over an 18 month period expiring in the first quarter 2008. As of June 30, 2007, we had repurchased $3.0 billion of our common shares at an average price of $18.56 per share.

Item 3.	Default Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 8, 2007, we held our annual meeting of shareholders in Reston, Virginia. Only shareholders of record as of March 20, 2007 were entitled to vote at the annual meeting.

In addition to electing ten directors to serve a term of one year and ratifying the appointment of KPMG LLP as our independent registered public accounting firm for 2007, the shareholders approved one management proposal and rejected a shareholder proposal.

As of the record date, the following shares were outstanding and entitled to vote:

	Outstanding	Votes per Share

Series 1 common stock	2,809,560,604	1.0000
Series 2 common stock	79,831,333	0.1000

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2008 annual meeting or until a successor has been elected and qualified.

	For	Against

Keith J. Bane	2,105,894,097	51,728,208
Robert R. Bennett	2,099,055,504	58,794,286
Gordon M. Bethune	2,076,269,185	81,262,702
Frank M. Drendel	2,103,746,909	52,733,332
Gary D. Forsee	1,952,055,154	203,914,999
James H. Hance, Jr.	2,097,469,019	59,402,312
V. Janet Hill	2,090,314,905	66,439,723
Irvine O. Hockaday, Jr.	2,016,041,655	140,939,196
Linda Koch Lorimer	2,080,616,622	75,638,482
William H. Swanson	1,996,191,468	160,614,037

The following votes were cast with respect to the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for 2007:

For	2,137,390,929
Against	23,415,875
Abstain	17,839,314

The following votes were cast with respect to management’s proposal concerning the approval of the 2007 Omnibus Incentive Plan:

For	1,720,209,651
Against	211,322,193
Abstain	20,450,485
Broker Non-Votes	226,663,790

The following votes were cast with respect to a shareholder proposal concerning an advisory vote on the compensation of the named executive officers:

For	739,478,744
Against	1,126,203,813
Abstain	86,299,771
Broker Non-Votes	226,663,791

Item 5.	Other Information

None

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

(3) Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3 to Sprint Nextel’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).

(4) Instruments defining the Rights of Sprint Nextel Security Holders:

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1.
4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2.

(10) Executive Compensation Plans and Arrangements:

10.1	Employment Agreement, entered into on June 26, 2007, between Sprint Nextel Corporation and Keith O. Cowan.
10.2	Restricted Stock Unit Evidence of Award under the 2007 Omnibus Incentive Plan for Paul N. Saleh, dated June 25, 2007.
15	Letter Re: Unaudited Interim Financial Information.
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: August 9, 2007