Form 10-Q
period 2007-09-30
SPRINT NEXTEL CORP
filed 2007-11-09
CIK 101830

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐     No ☑

COMMON SHARES OUTSTANDING AT OCTOBER 31, 2007:

VOTING COMMON STOCK
Series 1	2,769,270,566
Series 2	74,831,333

SPRINT NEXTEL CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
	(in millions)

ASSETS
Current assets
Cash and cash equivalents	$2,243	$2,046
Accounts and notes receivable, net of allowance for doubtful accounts of $422 and $421	4,693	4,690
Device and accessory inventory	876	1,176
Deferred tax assets	398	923
Prepaid expenses and other current assets	710	1,469

Total current assets	8,920	10,304
Investments	173	253
Property, plant and equipment, net of accumulated depreciation of $20,538 and $16,569	26,017	25,868
Intangible assets
Goodwill	30,718	30,904
FCC licenses and other	20,501	19,935
Customer relationships, net	4,866	7,256
Other definite lived intangible assets, net	1,880	1,962
Other assets	851	679

	$93,926	$97,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,320	$3,265
Accrued expenses and other current liabilities	4,540	5,390
Current portion of long-term debt and capital lease obligations	429	1,143

Total current liabilities	8,289	9,798
Long-term debt and capital lease obligations	21,723	21,011
Deferred tax liabilities	9,043	10,095
Pension and other postemployment benefit obligations	278	312
Other liabilities	3,322	2,814

Total liabilities	42,655	44,030

Commitments and contingencies
Shareholders’ equity
Common shares
Voting, par value $2.00 per share, 6.500 billion shares authorized, 2.951 billion shares issued and 2.838 billion shares outstanding and 2.951 billion shares issued and 2.897 billion shares outstanding	5,902	5,902
Paid-in capital	46,585	46,664
Retained earnings	1,197	1,638
Treasury shares, at cost	(2,279)	(925)
Accumulated other comprehensive loss	(134)	(148)

Total shareholders’ equity	51,271	53,131

	$93,926	$97,161

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended		Year-to-Date
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)
	(in millions, except per share amounts)

Net operating revenues	$10,044	$10,489	$30,299	$30,565
Operating expenses
Costs of services and products (exclusive of depreciation included below)	4,222	4,271	12,954	12,443
Selling, general and administrative	3,077	2,961	9,443	8,891
Severance, exit costs and asset impairments	125	50	384	128
Depreciation	1,441	1,460	4,203	4,264
Amortization	781	1,028	2,600	2,924

	9,646	9,770	29,584	28,650

Operating income	398	719	715	1,915

Other income (expense)
Interest expense	(367)	(381)	(1,099)	(1,174)
Interest income	66	74	123	275
Other, net	—	(3)	13	89

Income (loss) from continuing operations before income taxes	97	409	(248)	1,105
Income tax (expense) benefit	(33)	(130)	120	(371)

Income (loss) from continuing operations	64	279	(128)	734
Discontinued operations, net	—	—	—	334

Net income (loss)	64	279	(128)	1,068
Preferred share dividends	—	—	—	(2)

Income (loss) available to common shareholders	$64	$279	$(128)	$1,066

Basic and diluted earnings (loss) per common share
Continuing operations	$0.02	$0.09	$(0.04)	$0.25
Discontinued operations	—	—	—	0.11

Total	$0.02	$0.09	$(0.04)	$0.36

Basic weighted average common shares outstanding	2,845	2,956	2,876	2,968

Diluted weighted average common shares outstanding	2,860	2,973	2,876	2,990

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-to-Date
	September 30,
	2007	2006
	(unaudited)
	(in millions)

Cash flows from operating activities
Net (loss) income	$(128)	$1,068
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	(334)
Provision for losses on accounts receivable	645	442
Depreciation and amortization	6,803	7,188
Deferred income taxes	(159)	254
Share-based compensation expense	197	258
Other, net	15	(55)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(681)	(232)
Inventories and other current assets	166	(86)
Accounts payable and other current liabilities	213	(839)
Non-current assets and liabilities, net	77	(72)

Net cash provided by continuing operations	7,148	7,592
Net cash provided by discontinued operations	—	903

Net cash provided by operating activities	7,148	8,495

Cash flows from investing activities
Capital expenditures	(4,651)	(5,145)
Cash collateral for securities loan agreements	866	—
Expenditures relating to FCC licenses and other intangible assets	(468)	(637)
Acquisitions, net of cash acquired	(287)	(10,483)
Proceeds from sale of Embarq notes	—	4,447
Proceeds from spin-off of local communications business	—	1,821
Increase in restricted cash	—	93
Proceeds from sales and maturities of marketable securities, investments and assets, net	172	1,867
Purchases of marketable securities and investments	(6)	(523)

Net cash used in investing activities	(4,374)	(8,560)

Cash flows from financing activities
Purchase and retirements of debt	(1,386)	(3,060)
Borrowings under credit facility	750	500
Proceeds from issuance of debt securities	750	—
Retirement of bank facility term loan	—	(3,700)
Proceeds from issuance of commercial paper	4,837	3,380
Maturities of commercial paper	(4,951)	(2,866)
Payments of securities loan agreements	(866)	—
Purchase of common shares	(1,833)	(1,523)
Proceeds from issuance of common shares	337	372
Retirement of redeemable preferred shares	—	(247)
Dividends paid	(215)	(224)
Other, net	—	12

Net cash used in financing activities	(2,577)	(7,356)

Net increase (decrease) in cash and cash equivalents	197	(7,421)
Cash and cash equivalents, beginning of period	2,046	8,903

Cash and cash equivalents, end of period	$2,243	$1,482

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in millions)

							Accumulated
							Other
	Common Shares		Paid-in	Retained	Treasury Shares		Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total

Balance, December 31, 2006	2,951	$5,902	$46,664	$1,638	54	$(925)	$(148)	$53,131
Net loss	—	—	—	(128)	—	—	—	(128)
Other comprehensive income, net	—	—	—	—	—	—	14	14

Total comprehensive loss								(114)

Adoption of FIN 48(1)	—	—	—	4	—	—	—	4
Issuance of common shares, net	—	—	(34)	(102)	(28)	479	—	343
Purchase of treasury shares	—	—	—	—	87	(1,833)	—	(1,833)
Common share dividends	—	—	—	(215)	—	—	—	(215)
Share-based compensation expense	—	—	191	—	—	—	—	191
Investment dilution due to affiliate equity issuances, net(2)	—	—	(213)	—	—	—	—	(213)
Other	—	—	(23)	—	—	—	—	(23)

Balance, September 30, 2007	2,951	$5,902	$46,585	$1,197	113	$(2,279)	$(134)	$51,271

(1)	See note 9 for additional details.

(2)	See note 5 for additional details.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. In addition, as discussed in our 2006 Form 10-K, amortization expense for the quarter and year-to-date periods ended September 30, 2006 include an adjustment of $52 million, $32 million net of tax, related to the reversal of recorded excess amortization of the Nextel Communications, Inc. customer relationship intangible asset. This adjustment was not reflected in our previously filed Form 10-Q for the quarter ended September 30, 2006.

Supplemental Cash Flow Information from Continuing Operations

	Year-to-Date
	September 30,
	2007	2006
	(in millions)

Interest paid, net of capitalized interest	$1,156	$1,255
Interest received	123	278
Income taxes paid, net	36	254

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes computed using the if-converted method. Dilutive shares issuable under our equity plans, used in calculating diluted earnings per common share, were 15 million shares for the third quarter 2007. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings per common share for the third quarter and the year-to-date period 2007 due to their antidilutive effects. Additionally, about 93 million average shares issuable under the equity plans that

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the third quarter 2007 as the exercise prices exceeded the average market price during the period. Shares issuable under our equity plans were antidilutive for the year-to-date period 2007 because we incurred a net loss from continuing operations.

Dilutive shares issuable under our equity plans, used in calculating diluted earnings per common share, were 17 million shares for the third quarter 2006 and 22 million shares for the year-to-date period 2006. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings per common share for the third quarter and the year-to-date period 2006 due to their antidilutive effects. Additionally, about 119 million average shares issuable under the equity plans that could also potentially dilute earnings per share in the future were excluded from the calculation of diluted earnings per common share for the third quarter and the year-to-date period 2006 as the exercise prices exceeded the average market price during those periods.

Dividends

On August 7, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable to shareholders of record at the close of business on September 7, 2007. The dividend was paid on September 28, 2007. We also paid a dividend of $0.025 per share on our common stock in the first and second quarters 2007.

On November 5, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable on December 28, 2007 to shareholders of record at the close of business on December 7, 2007.

Share Repurchase Program

On July 25, 2006, our board of directors authorized the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. This authorization will expire upon the earlier of the full repurchase of the authorized shares or during the first quarter 2008. In the third quarter 2007, we repurchased about 21 million shares of our Series 1 common stock for about $432 million at an average price of $20.34 per share. In the year-to-date period 2007, we repurchased about 87 million shares of our Series 1 common stock for about $1.8 billion at an average price of $21.03 per share. From the inception of this program through September 30, 2007, we repurchased a total of 185 million shares of our Series 1 common stock for about $3.5 billion at an average price of $18.77 per share.

Significant New Accounting Pronouncements

New Fair Value Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, Fair Value Measurements. This statement changes the definition of fair value, as defined by previous statements, to “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Additionally, this statement establishes a hierarchy that classifies the inputs used to measure fair value. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to choose to measure certain financial instruments and other items at fair value and report any unrecognized gains or losses in earnings and serves to minimize volatility in earnings that occurs when assets and liabilities are measured differently without having to apply complex hedge accounting provisions. Both SFAS No. 157 and SFAS No. 159 are effective for our quarterly reporting period ending March 31, 2008.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are assessing the impact that SFAS No. 157 and SFAS No. 159 will have on our financial position and results of operations. Upon adoption of SFAS No. 157 we expect to have additional disclosures to our financial statements for certain recurring and non-recurring fair value measurements. For example, we expect certain non-recurring measurements, such as our annual impairment review of our goodwill and FCC licenses, will require significant disclosures related to our key assumptions and variables used in these analyses.

Other New Accounting Pronouncements

In June 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF Issue No. 06-3 requires that companies disclose their accounting policy regarding the gross or net presentation of certain taxes. Taxes within the scope of EITF Issue No. 06-3 are any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added and some excise taxes. We adopted EITF Issue No. 06-3 on January 1, 2007. The adoption did not impact our consolidated financial statements. We account for these transaction taxes, such as sales, excise and usage taxes, on a net basis. Universal Service Fund revenues and costs are recorded gross. Universal Service Fund revenues represented about 2% of net operating revenues for the year-to-date periods 2007 and 2006.

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

Year-to-Date
September 30,
2006(1)
(in millions)

Net operating revenues	$2,503
Income before income taxes	568
Income tax expense	234
Income from discontinued operations	334

(1)	Includes results only through May 17, 2006

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have relied in part on commercial affiliation arrangements between us and third party affiliates, each referred to as a PCS Affiliate, to offer Sprint-branded digital wireless service in and around certain smaller U.S. metropolitan areas. Until our acquisition of Nextel Partners, Inc., we relied on commercial arrangements between us and Nextel Partners to offer Nextel branded digital wireless service in and around certain smaller U.S. metropolitan areas. In 2006 and 2007, we acquired several PCS Affiliates, including Enterprise Communications Partnership, Alamosa Holdings, Inc., UbiquiTel Inc. and Northern PCS Services, LLC, as well as Velocita Wireless Holdings Corporation and the remaining 72% of Nextel Partners that we did not previously own for an aggregate of $10.8 billion in cash. We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets of these entities because we believed the acquisition of the PCS Affiliates and Nextel Partners would give us more control of the distribution of services under the Sprint® and Nextel® brands, and would provide us with strategic and financial benefits associated with a larger customer base and expanded network coverage. We acquired Velocita Wireless, primarily to increase our licenses to use spectrum in the 900 megahertz, or MHz, spectrum band. In the second quarter 2007, we sold the operations of this business as discussed in note 6.

2007 Acquisition

On August 1, 2007, we acquired Northern PCS, a PCS Affiliate, for a purchase price of $307 million. As of September 30, 2007, the preliminary allocation of the purchase price included the following: $113 million to goodwill, $107 million to customer relationships and $57 million to reacquired rights. The results of Northern PCS’ operations have been included in the consolidated financial statements since the acquisition date. Pro forma information has not been provided, as the impact to prior periods is immaterial. For information concerning the useful lives of acquired intangible assets and information concerning exit costs associated with our business combinations, see notes 5 and 6.

Note 4.  Share-Based Compensation

Share-Based Payment Plans

As of September 30, 2007, we sponsored four equity incentive plans, the 2007 Omnibus Incentive Plan, or 2007 Plan; the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or MISOP, as well as our Employees Stock Purchase Plan, or ESPP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. The Human Capital and Compensation Committee, or HC&CC, of our board of directors, or one or more executive officers should the HC&CC so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

During the second and third quarters 2007, the number of shares available under the 2007 Plan increased by about 6 million, as the number of shares available under the 2007 Plan is increased by any shares granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, settled for cash or otherwise terminated. As of September 30, 2007, under the 2007 Plan, about 204 million common shares were

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available. As of September 30, 2007, awards to acquire about 82 million common shares were outstanding under the 1997 Program, awards to acquire about 48 million common shares were outstanding under the Nextel Plan, options to buy about 31 million common shares were outstanding under the MISOP, and the ESPP authorized about 20 million shares for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available. Refer to note 4 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2006 for additional information regarding our equity incentive plans.

Statement of Financial Accounting Standards No. 123R

Effective January 1, 2006, we adopted SFAS No. 123R, which supersedes SFAS No. 123, Accounting for Stock-Based Compensation. The adoption of SFAS No. 123R did not have a material effect on our consolidated financial statements as we had previously adopted SFAS No. 123 in 2003.

Pre-tax share-based compensation cost charged against net income (loss) for our share-based award plans was $66 million for the third quarter 2007 and $197 million for the year-to-date period 2007. Pre-tax share-based compensation cost charged against net income for our share-based award plans was $75 million for the third quarter 2006 and $281 million for the year-to-date period 2006. Pre-tax share-based compensation cost charged against income from continuing operations for our share-based award plans was $75 million for the third quarter 2006 and $258 million for the year-to-date period 2006.

The total income tax benefit recognized and the income tax benefit related to continuing operations recognized in the consolidated financial statements for share-based award compensation was $24 million for the third quarter 2007 and $74 million for the year-to-date period 2007. The total income tax benefit recognized in the statements of operations for share-based award compensation was $28 million for the third quarter 2006 and $105 million for the year-to-date period 2006. The total income tax benefit recognized in the statement of operations related to continuing operations for share-based award compensation was $28 million for the third quarter 2006 and $95 million for the year-to-date period 2006.

As of September 30, 2007, there was $308 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of two years. Cash received from exercise under all share-based payment arrangements was $337 million for the year-to-date period 2007 and $372 million for the year-to-date period 2006. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $4 million for the year-to-date period 2007 and $6 million for the year-to-date period 2006.

Under our share-based payment plans, we had options, restricted stock units and nonvested shares outstanding as of September 30, 2007. Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for share-based awards using a 4% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. Options outstanding as of September 30, 2007 include options granted under the 2007 Plan, the 1997 Program, the MISOP and the Nextel Plan, as discussed above.

Options to purchase about 480,000 shares of our common stock were granted in the third quarter 2007, and options to purchase about 14 million shares of our common stock were granted in the year-to-date period 2007. The weighted average grant date fair value of options awarded during the year-to-date period 2007 was $6.36, compared with $6.98 for the same prior year period. The total intrinsic value of options exercised was $146 million during the year-to-date period 2007 and $244 million during the year-to-date period 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. About 184,000 restricted stock units were granted in the third quarter 2007, and about 7 million restricted stock units were granted in the year-to-date period 2007.

The total fair value of restricted stock units vested was $65 million during the year-to-date period 2007 and $47 million during the year-to-date period 2006. The weighted-average grant date fair value of restricted stock units granted during the year-to-date period 2007 was $18.90 per unit, compared with $24.29 per unit for the same prior year period.

Most restricted stock units outstanding as of September 30, 2007 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to retained earnings when paid.

Nonvested Shares

Nonvested shares outstanding as of September 30, 2007 consist of restricted shares granted under the 1997 Program and deferred shares granted under the Nextel Plan. The fair value of each nonvested share award is calculated using the share price at the date of grant. All nonvested shares outstanding as of September 30, 2007 will be vested in full by the end of 2008. The total fair value of shares vested was about $9 million during the year-to-date period 2007 and $27 million during the year-to-date period 2006. No nonvested shares were granted in the third quarter 2007 or in the year-to-date period 2007.

Note 5.  Intangible Assets

Indefinite Lived Intangibles

	Balance		Effect from		Balance
	December 31,		Adoption of		September 30,
	2006	Adjustments	FIN 48(1)	Additions	2007
			(in millions)

Goodwill	$30,904	$(323)	$24	$113	$30,718
FCC licenses	19,519	282	—	284	20,085
Trademarks	416	—	—	—	416

	$50,839	$(41)	$24	$397	$51,219

(1)	See note 9 for additional information.

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired. The 2007 addition to goodwill represents the premium paid for Northern PCS. In addition, during 2007, a net decrease was made to goodwill in the amount of $323 million; $321 million of this amount was due to an adjustment to the net assets of Nextel Partners relating to the dilution of our ownership interest in Nextel Partners prior to our acquisition and an adjustment of $282 million to the fair value of FCC licenses.

We have identified FCC licenses and our Boost Mobile® and Sprint trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. The Boost Mobile and Sprint trademarks are highly respected brands with positive connotations. We have no legal, regulatory or contractual limitations associated with our trademarks. We cultivate and protect the use of our brands.

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

During the fourth quarter 2006, we performed our annual goodwill and other indefinite lived intangible asset impairment analyses. The result of these analyses was that our goodwill and other indefinite lived intangible assets were not impaired. The goodwill analysis estimated the fair value of our wireless reporting unit based on discounted expected future cash flows, supported by the results of various market approach valuation models. We also periodically review our goodwill for indicators of impairment. We perform this review, in part, by deriving the estimated equity value of the wireless reporting unit, which we then compare to the carrying value of the wireless reporting unit. Specifically, we reduce our stock price by the estimated fair value per share of our Wireline segment and then add a control premium, as permitted by FASB guidance, to determine an estimate of the equity value of the wireless reporting unit. As of September 30, 2007, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. However, if an indicator of impairment were to exist, such as a significant decline in expected cash flows or if our stock price were to experience a sustained, significant decline, as compared to the stock price as of September 30, 2007, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Definite Lived Intangibles

		September 30, 2007			December 31, 2006
		Gross		Net	Gross		Net
		Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Useful Lives	Value	Amortization	Value	Value	Amortization	Value
				(in millions)

Customer relationships	2 to 5 years	$12,281	$(7,415)	$4,866	$12,224	$(4,968)	$7,256
Trademarks	10 years	900	(192)	708	900	(125)	775
Reacquired rights	9 to 14 years	1,268	(159)	1,109	1,203	(82)	1,121
Other	5 to 16 years	83	(20)	63	79	(13)	66

		$14,532	$(7,786)	$6,746	$14,406	$(5,188)	$9,218

	Remaining
	2007	2008	2009	2010	2011
			(in millions)

Estimated amortization expense	$712	$2,442	$1,559	$735	$248

Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect® trade names, which are being amortized over ten years

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the date of the Sprint-Nextel merger on a straight-line basis. We recorded aggregate amortization expense of $781 million and $2.6 billion for the third quarter 2007 and the year-to-date period 2007 and $1.0 billion and $2.9 billion for the third quarter 2006 and the year-to-date period 2006.

We review our long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our wireless asset group includes all of our definite lived intangible assets. Such indicators include, but are not limited to, a significant decrease in the market price of or the cash flows expected to be derived from the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would potentially result in our evaluating the recorded value of our long-lived assets for impairment. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively.

Spectrum Reconfiguration Obligations

On February 7, 2005, Nextel accepted the terms and conditions of the FCC’s Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. We assumed these obligations when we merged with Nextel in August 2005. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. For instance, the Report and Order gives the FCC the authority to suspend or otherwise limit our use of the 1.9 GHz spectrum we received under the Report and Order if we do not comply with our obligations under the Report and Order.

As part of the reconfiguration process, in most markets, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum. Based on the terms of the Report and Order and subsequent FCC and 800 MHz Transition Administrator, or TA, actions, we have been planning and implementing spectrum exchanges with each affected public safety agency based upon that agency’s ability to complete the reconfiguration process, thereby limiting the time from when we cease using the surrendered spectrum and when the replacement spectrum is available for our use. We have taken steps during the reconfiguration processes to minimize the degradation of network quality caused by the exchange of spectrum, including construction of additional transmitter and receiver sites, acquisition of additional spectrum in the 800 MHz and 900 MHz bands, and the transition of certain iDEN customers to our CDMA network, primarily through aggressive discounting of PowerSource handsets.

On September 11, 2007, the FCC issued a Third Memorandum Opinion and Order, or Third MO&O, in which the FCC ordered, among other things, that by June 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum. Based upon regional planning performed by the TA and discussions with public safety licensees, we believe that a significant number of large public safety agencies will not be able to complete their reconfigurations by June 2008. Should this occur, the Third MO&O provides that we would no longer have access to a significant portion of 800 MHz spectrum.

A sudden and significant decrease in network capacity that results from the requirements of the Third MO&O could adversely affect the performance of our iDEN network. To compensate, we may need to construct additional sites or acquire additional spectrum, some of which may not be possible to accomplish by June 2008. In those markets where these network investments are not possible, we may be required to curtail

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subscriber additions and incent certain existing subscribers of iDEN services to use PowerSource devices or move to our CDMA network until the capacity limitation can be corrected, particularly if the replacement 800 MHz spectrum is not available for any length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. A resulting loss of a significant number of subscribers could adversely affect our results of operations.

In the Third MO&O, the FCC also determined that we did not meet, by the December 26, 2006 deadline, the Report and Order’s compliance benchmark to clear incumbent licensees from the first 1-120 channels in a specific set of 20 National Public Safety Planning Advisory Committee, or NPSPAC, regions. We reported in January 2007 that we cleared 26 NPSPAC regions by the Report and Order’s December 29, 2006 deadline, but the FCC found, over our objection, that the regions that we cleared were not the “first” 20 NPSPAC regions that were selected by the TA. The FCC recognized that there were circumstances that may have prevented us from completing this compliance benchmark and has not referred this matter to its Enforcement Bureau. The FCC, however, retains the right to do so in the future.

We believe that the Third MO&O is not consistent with the terms of the Report and Order or our understanding of the reconfiguration process described in the Report and Order, which served as the basis under which Nextel consented to its terms. In addition, we believe that the process by which the Third MO&O was adopted was legally deficient in a number of respects. Accordingly, on October 12, 2007, we filed an appeal with the U.S. Court of Appeals for the D.C. Circuit.

In addition, as part of the Report and Order, the reconfiguration of the 1.9 GHz band was required to be completed by September 7, 2007. On September 5, 2007, we, along with the Association for Maximum Service Television, Inc., or MSTV, the National Association of Broadcasters, or NAB, and the Society of Broadcast Engineers, or SBE, filed a joint petition requesting an additional 29 months to complete the transition of the broadcast auxiliary service, or BAS, to frequencies above 2025 MHz. On November 6, 2007, the FCC granted a waiver until January 5, 2008 to complete the BAS transition above 2025 MHz. The FCC also directed Sprint Nextel, the MSTV, the NAB and the SBE, to submit by December 6, 2007 a consensus plan or specific proposals for completing the transition of the BAS licensees.

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

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation, at which time we will be required to make a payment to the U.S. Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury. If pursuant to the terms of the Third MO&O, the cost of preparing the iDEN network for taking channels out of the network in advance of public safety agencies needing access to them increases significantly, it would be unlikely that any payment would be made to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions have been requested or made as of September 30, 2007. From the inception

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the program through September 30, 2007, we estimate that we have incurred $1.0 billion of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

As of September 30, 2007, we had a remaining liability of $77 million associated with the estimated portion of the reconfiguration costs that represents our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset, consistent with our accounting policies. The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through		Through
	December 31,		September 30,
	2006	2007 Payments	2007
		(in millions)

FCC licenses	$428	$211	$639
Property, plant and equipment	138	14	152
Costs not benefiting our infrastructure or spectrum positions	155	61	216

Total	$721	$286	$1,007

Excluded from the table above are estimated reconfiguration costs incurred to date that are included in property, plant and equipment on our consolidated balance sheet, which are based on allocations between reconfiguration activities and our normal network growth. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. Since we, the TA and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these allocated network costs.

Note 6.  Severance, Exit Costs and Asset Impairments

For the third quarter 2007 and the year-to-date period 2007, total severance, exit costs and asset impairment costs aggregated $125 million and $384 million compared to $50 million and $128 million in the third quarter 2006 and the year-to-date period 2006. For the year-to-date period 2007, this included a $44 million loss on the sale of Velocita Wireless, excluding the FCC licenses acquired.

During the third quarter 2007, we had asset impairments of $69 million, which related to the write-off of cell site development costs that we abandoned as the sites no longer met management’s strategic network plans. For the year-to-date period 2007, we had asset impairments of $121 million, primarily attributable to our Wireless segment, which included the write-off of cell site development costs, the sale of Velocita Wireless, and the closing of retail stores due to integration efforts. For the third quarter 2006 and the year-to-date period 2006, we had asset impairments of $20 million and $61 million primarily related to software asset impairments and abandonment of various assets, including certain cell sites under construction in our Wireless segment.

Beginning in the first quarter 2007, in order to improve our cost structure we reduced our full-time headcount and as a result of these and other terminations, we have recorded $199 million related to severance liability with a corresponding charge to severance expense. We completed the majority of our planned headcount

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reductions by March 31, 2007, the remainder of which are expected to occur by year-end. The following table provides an analysis of our severance and exit costs liability that is expected to be paid in cash.

		2007 Activity
	Balance		Cash	Balance
	December 31,		Payments	September 30,
	2006	Expense	and Other	2007
		(in millions)

Lease terminations	$80	$45	$(29)	$96
Severance	34	199	(171)	62

Total costs	$114	$244	$(200)	$158

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

		2007 Activity
	Balance	Purchase		Balance
	December 31,	Price	Cash	September 30,
	2006	Adjustments	Payments	2007
		(in millions)

Lease terminations	$77	$(24)	$(20)	$33
Severance	28	3	(26)	5
Other	3	—	(3)	—

Total costs	$108	$(21)	$(49)	$38

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Long-Term Debt and Capital Lease Obligations

			Retirements and
	Balance		Repayments of	Balance
	December 31,		Principal	September 30,
	2006	Borrowings	and Other	2007
		(in millions)

Senior notes due 2007 to 2032
1.50% to 11.00%, including fair value hedge adjustments of $(25) and $(12), deferred premiums of $390 and $279 and unamortized discounts of $35 and $32	$21,534	$750	$(1,390)	$20,894
Credit facilities
Export Development Canada, 5.49%	—	750	—	750
Commercial paper 5.55% to 6.50%	514	4,837	(4,951)	400
Capital lease obligations and other
4.11% to 11.174%	106	12	(10)	108

	22,154	$6,349	$(6,351)	22,152

Less current portion	(1,143)			(429)

Long-term debt and capital lease obligations	$21,011			$21,723

As of September 30, 2007, Sprint Nextel Corporation, our parent corporation, had about $4.1 billion of debt outstanding. In addition, as of September 30, 2007, about $17.8 billion of long-term debt had been issued by wholly-owned subsidiaries of, and is fully and unconditionally guaranteed by, Sprint Nextel. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by our parent corporation. The transfer of cash in the form of advances from the subsidiaries to our parent corporation is generally not restricted.

We are currently in compliance with all restrictive and financial covenants associated with the borrowings discussed above. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any rating agency.

Our interest rate swap activity generated a net asset of $12 million as of September 30, 2007 compared to a net asset of $25 million as of December 31, 2006, resulting from changes in the fair value of the interest rate swaps with an offset recorded to the underlying long-term debt.

Senior Notes

We paid a total of $1.4 billion in cash for early redemptions of senior notes in the year-to-date period 2007, as we redeemed in their entirety $150 million of IWO Holdings, Inc.’s Senior Secured Floating Rate Notes due 2012 in January 2007 for $153 million in cash, $420 million of UbiquiTel Operating Company’s 9.875% Senior Notes due 2011 in March 2007 for $451 million in cash, $475 million of Nextel Partners, Inc.’s 8.125% Senior Notes due 2011 in July 2007 for $494 million in cash and $251 million of Alamosa (Delaware), Inc’s 11% Senior Notes due 2010 in July 2007 for $264 million in cash.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facilities

Our revolving bank credit facility provides for total unsecured financing capacity of $6.0 billion. As of September 30, 2007, we had $2.6 billion of outstanding letters of credit, which includes a $2.5 billion letter of credit required by the FCC’s Report and Order, and $400 million in commercial paper backed by this facility, resulting in $3.0 billion of available revolving credit. We also had an additional $12 million of outstanding letters of credit as of September 30, 2007 used for various financial obligations that are not backed by our bank credit facility.

In March 2007, we entered into a $750 million unsecured loan agreement with Export Development Canada. As of September 30, 2007, we had borrowed all $750 million available under this agreement and this loan will mature in March 2012. The terms of this loan provide for an interest rate equal to LIBOR plus a spread that varies depending on our credit ratings. We may choose to prepay this loan, in whole or in part, at any time.

Commercial Paper

In April 2006, we commenced a commercial paper program, which has reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of September 30, 2007, we had $400 million of commercial paper outstanding, included in the current maturities of long-term debt with a weighted average interest rate of 6.299% and a remaining weighted average maturity of 15 days.

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

As of May 17, 2006, in connection with the spin-off of Embarq, accrued pension benefit obligations for participants designated to work for Embarq and related plan assets were transferred to Embarq. Additionally, the accrued postretirement benefit obligation for participants designated to work for Embarq was transferred to Embarq. As a result of these above actions, the pension and postretirement benefit plan activity for the third quarter 2007 and the year-to-date period 2007 did not have a significant impact on our results of operations.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the adoption of FIN 48, we recognized a $20 million increase in the liability for unrecognized tax benefits, which was accounted for as a $24 million increase to goodwill and a $4 million increase to retained earnings as of January 1, 2007. The total unrecognized tax benefits attributable to uncertain tax positions as of January 1, 2007 were $606 million. Upon adoption of FIN 48, we reclassified the majority of our liability for unrecognized tax benefits from deferred tax liabilities to other liabilities with the remainder being netted against our deferred tax assets. Upon adoption, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $89 million, if recognized. The total unrecognized tax benefits attributable to uncertain tax positions as of September 30, 2007 were $643 million. We recognize interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of January 1, 2007, the accrued liability for income tax related interest and penalties was not material.

We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial. The Internal Revenue Service, or IRS, is currently examining our 2005 and 2006 consolidated federal income tax returns and other 2005 returns of certain of our subsidiaries. They have effectively completed the examination of our consolidated returns related to years prior to 2005. We have reached settlement agreements with the Appeals division of the IRS for our examination issues in dispute following the IRS exam for the years 1995-2002. The unresolved disputed issues from the 2003-2004 IRS examination are awaiting consideration by IRS Appeals; however, they are immaterial to our consolidated financial statements. The IRS is also examining the 2001 through pre-merger 2005 consolidated income tax returns of our subsidiary, Nextel Communications, Inc. We are also involved in multiple state income tax examinations related to various years beginning with 1995, which are in various stages of the examination, administrative review or appellate process.

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

Effective Income Tax Rate

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year-to-Date
	September 30,
	2007	2006
	(in millions)

Income tax benefit (expense) at the federal statutory rate	$87	$(387)
Effect of:
State income taxes benefit (expense), net of federal income tax effect	25	(27)
State law changes, net of federal income tax effect	17	27
Tax audit settlement	—	26
Research and experimentation credit	10	—
Other, net	(19)	(10)

Income tax benefit (expense)	$120	$(371)

Effective income tax rate	48.4%	33.5%

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cumulative effect of state income tax law changes enacted during the year-to-date period 2007 resulted in an income tax benefit of $17 million and 2006 state income tax law changes resulted in an income tax benefit of $27 million for the year-to-date period 2006.

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of September 30, 2007, we maintained a total valuation allowance of about $836 million related to our deferred tax assets. This amount includes a valuation allowance of $618 million for the total tax benefits related to net operating loss carryforwards subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards.

Note 10.	Commitments and Contingencies

Litigation, Claims and Assessments

In March 2004, eight purported class action lawsuits relating to the recombination of our tracking stocks were filed against us and our directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, has been voluntarily stayed. The consolidated lawsuit alleges breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit seeks to rescind the recombination and monetary damages. In December 2006, the court denied defendants’ motion to dismiss the complaint and for summary judgment, and granted a motion to certify the class. In February 2007, the court, upon reconsideration, dismissed a count of the complaint related to intracompany allocations, which requires dismissal of the complaint against three of our former directors and reconsideration of the class definition. In April 2007, the Kansas Court of Appeals accepted interlocutory appeal of the District Court’s class certification and stayed proceedings in the trial court pending the decision on appeal. In July 2007, the parties accepted a mediator’s proposal that the litigation be settled. The proposed settlement terms did not have a material impact on our consolidated financial statements.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain current and former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and our former independent auditor, were dismissed by the court in April 2004. We have recently filed a motion to dismiss the amended complaint, and the parties are in the process of briefing that motion.

A number of cases that allege Sprint Communications Company LP failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts, seeking to represent all similarly-situated property owners. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties now are proceeding with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. In 2001, we accrued an expense reflecting the then estimated settlement costs of these suits.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates. Segment financial information is as follows:

			Corporate,
			Other and
Statement of Operations Information	Wireless	Wireline	Eliminations(1)	Consolidated
		(in millions)

Quarter Ended September 30, 2007
Net operating revenues	$8,697	$1,357	$(10)	$10,044
Inter-segment revenues(1)	1	255	(256)	—
Total segment operating expenses	(6,095)	(1,322)	253	(7,164)

Segment earnings	$2,603	$290	$(13)	$2,880

Less:
Depreciation				(1,441)
Amortization				(781)
Severance, exit costs and asset impairments(2)				(125)
Merger and integration expenses(3)				(135)
Other expense(4)				—

Operating income				398
Interest expense				(367)
Interest income				66
Other, net				—

Income from continuing operations before income taxes				$97

Quarter Ended September 30, 2006
Net operating revenues	$9,066	$1,436	$(13)	$10,489
Inter-segment revenues(1)	1	188	(189)	—
Total segment operating expenses	(5,911)	(1,414)	201	(7,124)

Segment earnings	$3,156	$210	$(1)	$3,365

Less:
Depreciation				(1,460)
Amortization(6)				(1,028)
Severance, exit costs and asset impairments(2)				(50)
Merger and integration expenses(3)				(107)
Other expense(4)				(1)

Operating income				719
Interest expense				(381)
Interest income				74
Other, net				(3)

Income from continuing operations before income taxes				$409

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate,
			Other and
Statement of Operations Information	Wireless	Wireline	Eliminations(1)	Consolidated
		(in millions)

Year-to-Date September 30, 2007
Net operating revenues	$26,201	$4,127	$(29)	$30,299
Inter-segment revenues(1)	2	717	(719)	—
Total segment operating expenses	(18,534)	(4,090)	670	(21,954)

Segment earnings	$7,669	$754	$(78)	$8,345

Less:
Depreciation				(4,203)
Amortization				(2,600)
Severance, exit costs and asset impairments(2)				(384)
Merger and integration expenses(3)				(397)
Other expense(4)				(46)

Operating income				715
Interest expense				(1,099)
Interest income				123
Other, net				13

Loss from continuing operations before income taxes				$(248)

Year-to-Date September 30, 2006
Net operating revenues(5)	$26,097	$4,394	$74	$30,565
Inter-segment revenues(1)	3	534	(537)	—
Total segment operating expenses(5)	(17,331)	(4,200)	492	(21,039)

Segment earnings	$8,769	$728	$29	$9,526

Less:
Depreciation				(4,264)
Amortization(6)				(2,924)
Severance, exit costs and asset impairments(2)				(128)
Merger and integration expenses(3)				(296)
Other income(4)				1

Operating income				1,915
Interest expense				(1,174)
Interest income				275
Other, net				89

Income from continuing operations before income taxes				$1,105

Other Information
Capital expenditures for the year-to-date period 2007	$3,796	$422	$433	$4,651
Capital expenditures for the year-to-date period 2006	3,879	550	716	5,145

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Inter-segment revenues consist primarily of long distance services provided to the Wireless segment for resale to wireless customers. Included in the 2007 corporate results are operating expenses related to our planned deployment of a next generation broadband wireless network.

(2)	See note 6 for additional information on severance, exit costs and asset impairments.

(3)	Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities, certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding, and other integration costs.

(4)	Other expense/income includes a charge associated with legal contingencies and net operating costs/income associated with the exit of a non-core line of business.

(5)	Included in the 2006 corporate results are the historical net revenues and related operating costs of certain consumer wireline customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer wireline customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

(6)	See note 1 for additional information regarding the quarter and year-to-date 2006 adjustment of amortization expense.

Net operating revenues by service and products were as follows:

			Corporate
			and
Quarter Ended September 30,	Wireless	Wireline	Eliminations(1)(2)	Consolidated
		(in millions)

2007
Wireless services	$7,778	$—	$—	$7,778
Wireless equipment	662	—	(10)	652
Voice	—	868	(209)	659
Data	—	297	(20)	277
Internet	—	407	(26)	381
Other	258	40	(1)	297

Total net operating revenues	$8,698	$1,612	$(266)	$10,044

2006
Wireless services	$8,017	$—	$—	$8,017
Wireless equipment	836	—	—	836
Voice	—	943	(162)	781
Data	—	345	(19)	326
Internet	—	284	(6)	278
Other	214	52	(15)	251

Total net operating revenues	$9,067	$1,624	$(202)	$10,489

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Corporate
			and
Year-to-Date September 30,	Wireless	Wireline	Eliminations(1)(2)	Consolidated
		(in millions)

2007
Wireless services	$23,491	$—	$—	$23,491
Wireless equipment	1,919	—	(29)	1,890
Voice	—	2,676	(609)	2,067
Data	—	918	(61)	857
Internet	—	1,122	(46)	1,076
Other	793	128	(3)	918

Total net operating revenues	$26,203	$4,844	$(748)	$30,299

2006
Wireless services	$23,100	$—	$—	$23,100
Wireless equipment	2,378	—	—	2,378
Voice	—	2,857	(461)	2,396
Data	—	1,082	(51)	1,031
Internet	—	824	(20)	804
Other	622	165	69	856

Total net operating revenues	$26,100	$4,928	$(463)	$30,565

(1)	Revenues eliminated in consolidation consist primarily of long distance services provided to the Wireless segment for resale to wireless customers.

(2)	Included in the 2006 corporate results are the historical net revenues and related operating costs of certain consumer wireline customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer wireline customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

Note 12.	Subsequent Event

Virgin Mobile IPO

As of September 30, 2007 we accounted for our investment in Virgin Mobile USA, LLC, or VMU, in which we held an approximately 47% ownership interest, using the equity method. On October 16, 2007, VMU made an initial public offering of its stock. In conjunction with VMU’s initial public offering we sold a portion of our ownership interest. We expect to record a pre-tax gain in excess of $200 million related to this sale of our equity interest in the fourth quarter 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of September 30, 2007, the related consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2007 and 2006, the related consolidated statements of cash flows for the year-to-date periods ended September 30, 2007 and 2006, and the related consolidated statement of shareholders’ equity for the year-to-date period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management.

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
November 8, 2007

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	the effects of vigorous competition, including the impact of competition on the price we are able to charge customers for services and equipment we provide and our ability to attract new customers and retain existing customers; the overall demand for our service offerings, including the impact of decisions of new subscribers between our post-paid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•	the impact of overall wireless market penetration on our ability to attract and retain customers with good credit standing and the intensified competition among wireless carriers for those customers;

•	the impact of difficulties we may encounter in connection with the integration of the pre-merger Sprint and Nextel Communications, Inc. businesses, and the integration of the businesses and assets of Nextel Partners, Inc. and the third party affiliates, or PCS Affiliates, that provide wireless personal communications services, or PCS, under the Sprint® brand name, that we have acquired, including the risk that these difficulties could prevent or delay our realization of the cost savings and other benefits we expect to achieve as a result of these integration efforts and the risk that we will be unable to continue to retain key employees;

•	the uncertainties related to the implementation of our business strategies, investments in our networks, our systems, and other businesses, including investments required in connection with our planned deployment of a next generation broadband wireless network;

•	the costs and business risks associated with providing new services and entering new geographic markets, including with respect to our development of new services expected to be provided using the next generation broadband wireless network that we plan to deploy;

•	the impact of potential adverse changes in the ratings afforded our debt securities by ratings agencies;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us;

•	the inability of third parties to perform to our requirements under agreements related to our business operations, including a significant adverse change in Motorola, Inc.’s ability or willingness to provide handsets and related equipment and software applications, or to develop new technologies or features for our integrated Digital Enhanced Network, or iDEN®, network;

•	the impact of adverse network performance;

•	the costs and/or potential customer impacts of compliance with regulatory mandates, particularly requirements related to the reconfiguration of the 800 megahertz, or MHz, band used to operate our iDEN network, as contemplated by the Federal Communications Commission’s, or FCC’s, Report and Order released in August 2004 as supplemented by subsequent memoranda;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•	one or more of the markets in which we compete being impacted by changes in political or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report, including in Part II, Item 1A “Risk Factors” and other filings of ours with the Securities and Exchange Commission, or SEC, including in our annual report on Form 10-K for the year ended December 31, 2006 in Part I, Item 1A “Risk Factors.”

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

Business

We, together with the PCS Affiliates, offer digital wireless services in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint brand name utilizing wireless code division multiple access, or CDMA, technology. The PCS Affiliates, through commercial arrangements with us, provide wireless services mainly in and around smaller U.S. metropolitan areas on CDMA-based wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. We also offer digital wireless services under our Nextel® and Boost Mobile® brand names using iDEN technology. We are one of the largest providers of long distance services and one of the largest carriers of Internet traffic in the nation.

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

Our industry has been and continues to be subject to consolidation and dynamic change as well as intense competition. In an effort to maintain our operating margins in a price-competitive environment, we continually seek ways to create or improve capital and operating efficiencies in our business. Consequently, we routinely reassess our business plans and their implications on our operations, and these assessments may continue to impact the future valuation of our long-lived assets. As part of our overall business strategy, we regularly evaluate opportunities to expand and complement our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

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

Management Overview

We have two reportable segments that we operate and manage as strategic business units: Wireless and Wireline. See note 11 of the Notes to Consolidated Financial Statements for additional information on our segments.

Wireless

Products and Services

We offer a wide array of wireless mobile telephone and wireless data transmission services on networks that utilize CDMA and iDEN technologies to meet the needs of individual consumers, businesses and government customers. Through our Wireless segment, we, together with the PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in over 360 metropolitan markets, including 315 of the 318 largest U.S. metropolitan areas, where more than 280 million people live or work. We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in numerous countries. We, together with the PCS Affiliates and resellers of our wholesale wireless services, served about 54 million wireless subscribers as of September 30, 2007.

We offer wireless mobile telephone and data transmission services and features in a variety of pricing plans, typically on a contract basis, for one or two year periods. Services are billed on a monthly basis according to the applicable pricing plan, which typically includes a fixed charge for certain services and variable charges for other services. We also offer wireless services that focus on the youth market, including our Boost Mobile prepaid wireless service on our iDEN network and our Boost Unlimitedsm local calling wireless service on our CDMA network. We also offer wholesale CDMA-based wireless services to resellers, commonly known as mobile virtual network operators, or MVNOs, such as Virgin Mobile USA, Qwest Communications International, Inc., Movida Communications, Inc., Helio Inc. and Embarq, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of subscriber acquisition, billing and customer service.

We also provide CDMA-based wireless services that are marketed and sold by several cable multiple systems operators, or MSOs, currently in 33 markets. As part of this agreement, we have jointly developed converged services designed to combine certain of the core products and interactive features offered by the MSOs with CDMA-based wireless technology to deliver a broad range of services, including video, wireless voice and data services, high speed Internet and cable phone service, to the participating cable MSOs’ customers.

Our strategy is to utilize state-of-the-art technology to provide differentiated wireless services and applications in order to acquire and retain high-quality wireless subscribers. We offer a broad portfolio of data services across our CDMA network that utilize high-speed evolution data optimized, or EV-DO, technology. These services include data messaging, photo and video offerings, entertainment and location-based applications, marketed as Power Visionsm, and mobile broadband applications for laptops and other devices. Currently,

EV-DO technology covers about 228 million people and serves customers in 233 communities with populations of at least 100,000. EV-DO data roaming is available in selected markets in Canada and Mexico. We have incorporated EV-DO Rev. A, the most recent version of EV-DO technology, into over 80% of our CDMA network. We anticipate incorporating EV-DO Rev. A into almost 85% of our CDMA network by the end of 2007. EV-DO Rev. A is designed to support a variety of Internet Protocol, or IP, video and high performance walkie-talkie applications on our CDMA network.

On our iDEN network, we continue to support features and services designed to meet the needs of our customers. Both the Nextel and prepaid Boost Mobile brands feature our industry-leading walkie-talkie services, which give subscribers the ability to communicate instantly across the continental United States and to and from Hawaii and, through agreements with other iDEN providers, to and from select markets in Canada, Latin America and Mexico, as well as a variety of digital wireless mobile telephone and wireless data transmission services. We offer some data services on the iDEN network, but that network does not support a full complement of data services and many of those services are available only with limited capabilities. We plan to introduce several new iDEN handsets in the fourth quarter 2007 in an effort to retain existing subscribers of, and attract new subscribers to, our iDEN-based services.

We offer devices that operate seamlessly between our CDMA and iDEN networks — marketed as PowerSourcetm — that enable us to offer wireless service that combines our CDMA-based voice and data applications and our iDEN-based walkie-talkie applications. We are focusing our sales efforts of PowerSource devices on existing subscribers of certain iDEN services to offer them the benefit of higher data speeds on CDMA.

We plan to utilize QUALCOMM Incorporated’s QChat® technology, which is designed to provide high performance walkie-talkie services on our CDMA network, and we are designing interfaces to provide for interoperability of walkie-talkie services on our CDMA and iDEN networks. Upon successful launch of QChat devices, we expect that they will succeed PowerSource devices. Currently, we are testing the QChat application on our CDMA network and plan to launch customer user group trials in early 2008 with a goal of launching the related service offerings in 2008. See Part II, Item 1A, “Risk Factors,” for information regarding a dispute involving the intellectual property rights of Qualcomm that relate to QChat.

We also plan to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the Worldwide Inter-Operability for Microwave Access, or WiMAX, standard. We are designing this network to support a wide range of high-speed IP-based wireless services in a mobile environment. Our initial plans contemplate deploying the new network in larger metropolitan areas with a goal of introducing commercial service offerings in some of those markets beginning in 2008. We recently agreed with Clearwire Corporation to terminate the non-binding letter of intent signed by us and Clearwire in July 2007 that provided, among other things, for the joint construction of a nationwide broadband network based on WiMAX technology.

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

Post-Paid and Prepaid Subscribers

The wireless industry is subject to intense competition, which impacts our ability to attract and retain subscribers for wireless services. Most markets in which we operate have very high rates of penetration for wireless services, which has resulted in the slowing of the rate of growth of subscribers of wireless services. Consequently, we believe that wireless carriers must attract a greater proportion of new subscribers from the existing customer bases of competitors rather than from first time purchasers of wireless services. Because of high penetration rates, first time purchasers of wireless services tend to have lower credit ratings or no credit history. As a result, wireless carriers have focused considerable efforts on the care and service of existing subscribers and retention of valued customers. Some of our competitors have reported significant improvements in their post-paid customer retention rates (i.e., rates of customer churn). The combination of decreased rates of churn of some of our competitors, together with a slowing in the rate of subscriber growth, has reduced the pool of potential subscribers making wireless service provider decisions.

Below is a table showing (a) net additions for the past seven quarters of direct subscribers for our iDEN and CDMA networks, excluding subscribers obtained through the acquisition of Nextel Partners and various PCS Affiliates, existing subscribers who have migrated between networks and indirect subscribers of MVNOs or PCS Affiliates, (b) our total iDEN and CDMA direct subscribers as of the end of each quarterly period, and (c) our rates of monthly post-paid and prepaid customer churn for the past seven quarters.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2006	2006	2006	2007	2007	2007

Net additions (in thousands)
Post-paid
iDEN	72	(68)	(379)	(643)	(744)	(662)	(700)
CDMA	491	278	191	337	524	678	363

Total	563	210	(188)	(306)	(220)	16	(337)

Boost Mobile-branded service:
iDEN-based prepaid	502	497	216	171	272	70	(57)
CDMA-based unlimited local calling plan	—	—	—	—	3	99	124

Total	502	497	216	171	275	169	67

End of period subscribers (in thousands)
iDEN post-paid	16,616	18,624	18,204	17,601 (1)	16,535	15,472	14,355
CDMA post-paid(2)	22,487	22,781	23,471	24,204 (1)	25,049	26,128	27,079
Boost Mobile prepaid	3,128	3,625	3,841	4,012	4,284	4,354	4,297
Boost Mobile unlimited local calling plan	—	—	—	—	3	102	226
Monthly customer churn rate
Direct post-paid(3)	2.1%	2.1%	2.4%	2.3%	2.3%	2.0%	2.3%
Direct prepaid	5.4%	6.0%	6.8%	6.5%	7.0%	6.8%	6.2%

(1)	In the quarter ended December 31, 2006, we changed our subscriber deactivation policy for post-paid subscribers to provide us additional time to retain subscribers who were subject to deactivation due to late payment. To effect this change, the subscriber base as of October 1, 2006 was increased by 436,000 subscribers. We adjusted our subscriber beginning balance so as to not increase our direct net subscriber additions or decrease the customer churn rates for the fourth quarter 2006 due to this policy change.

(2)	Includes subscribers with PowerSource devices.

(3)	During the third quarter 2007, we implemented an additional churn rule to remove the impact of activations and deactivations occurring within 30 days in the same account. The new rule, which we believe presents a more precise churn calculation, reduced churn by approximately 10 basis points to 2.3% in the third quarter 2007. The additional churn rule did not impact reported net additions, or results of operations. Prior period churn figures have not been adjusted for this additional churn rule.

During the third quarter 2007, both involuntary and voluntary post-paid customer churn increased. Voluntary customer churn has been negatively impacted by competitive market conditions, including new handset introductions by our competitors, as well as longer wait and handle times on calls to customer service centers. Higher call volumes were in part a result of inquiries related to the conversion of certain of our CDMA customers to a unified billing platform and the change to an improved and simplified bill format. We expect that the conversion to the new platform and the introduction of the new bills, which is being carried out in phases, will be completed by mid 2008. Although the longer wait and handle times during this conversion process have negatively impacted customer satisfaction in the short-term, and led to increased voluntary churn, we expect that the enhanced capabilities of the unified billing platform will increase functionality for our customer care representatives and enhance the customer experience over time. The longer wait times were also due to insufficient staffing in our call centers to handle customer calls. We have since added customer service representatives, and have seen improvements in wait and handle times.

The rate of involuntary churn is to a large extent a function of the credit quality of our subscribers, general economic conditions and, to a lesser extent, seasonal factors. For example, in the second calendar quarter of the year, we have historically experienced a decrease in involuntary churn. Our ratio of subscribers with a prime credit rating to those with a subprime rating has improved in recent periods. While we continually monitor and adjust our credit policies in an effort to attract desirable and profitable lower credit quality subscribers, we have recently tightened our credit policies, which may adversely impact our ability to add lower credit quality subscribers.

In an attempt to maintain and increase our share of post-paid subscriber additions, in recent quarters we have improved the performance of our networks by adding cell sites to expand the coverage and capacity of our networks, improved our brand awareness by increasing media spending in connection with our new marketing campaign, improved our handset portfolio through the introduction of new CDMA and PowerSource handsets, and enhanced incentives to improve third-party sales distribution. Although these efforts have contributed to an increase in our base of CDMA post-paid subscribers in recent quarters, our base of post-paid subscribers of iDEN-based services has continued to decline in recent quarters.

We are experiencing increased competition in our prepaid and youth markets from new entrants that are targeting these subscribers with competitively-priced calling plans that include unlimited local calling, which has contributed to the loss of subscribers of our Boost Mobile prepaid services in the third quarter 2007 and we expect this trend to continue in the fourth quarter 2007. In order to compete with new entrants that offer prepaid unlimited local calling plans, we began to offer a CDMA-based unlimited local calling service plan on a trial basis in four markets, which we are marketing as Boost Unlimited. Due to the success of the trial, we have expanded our Boost Unlimited offering to twelve states.

Average Revenue per Subscriber

Below is a table showing our average revenue per post-paid and prepaid subscriber for the past seven quarterly periods.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2006	2006	2006	2006	2007	2007	2007

Average monthly service revenue per user
Direct post-paid	$62	$62	$61	$60	$59	$60	$59
Direct prepaid	$36	$34	$33	$32	$32	$31	$30

The average monthly service revenue per post-paid subscriber generally decreased over the past seven quarters due primarily to declines in voice revenue per subscriber. This decline is due in part to increased sales to the business and government markets, which receive favorable volume-based pricing, and increased sales of family add-on plans, each of which contributes to improved credit quality of our subscriber base and ultimately reduces churn for such customers. The increased percentage of our customers that have roaming included in their pricing plans also has contributed to the decline in average monthly revenue per subscriber. In recent periods, we also have experienced two trends that negatively impact average monthly revenue per subscriber, each of which is expected to continue. First, we have experienced a high rate of involuntary churn of customers with subprime credit ratings, which typically generate monthly revenues in excess of customers with prime credit ratings. Second, new subscribers of our wireless services have pricing plans with monthly fixed rates that are lower on average than the pricing plans of our existing subscribers.

The decline in voice revenue per subscriber has been partially offset by data services revenue, primarily from our Vision, PowerVision and mobile broadband applications for laptops and other devices available on our CDMA network. There is no assurance that data service revenue per subscriber will continue to grow at current rates or keep pace with declines in voice revenue. In addition, average monthly service revenue per subscriber of our Boost Mobile prepaid services also declined over the last seven quarters due in part to a decrease in usage of wireless services by our existing customers.

Equipment Revenue and Subsidy

The ability of our Wireless segment to generate equipment revenue is primarily a function of the number of new and existing subscribers who purchase handsets and other accessories and the prices at which we sell such equipment, which is partially impacted by the pricing practices of our competitors. Consistent with industry practice, we typically sell handsets at prices below our cost (referred to in our industry as handset subsidies).

From late 2006 until the third quarter 2007, our cost to add a new subscriber had been increasing in part due to increased handset subsidies. This increase was principally due to sales of handsets with increased functionality, which have a higher subsidy, and the issuance of point of sale credits given to encourage customer acquisition and retention. However, handset subsidies declined in the third quarter 2007, due to more effective handset pricing.

Operating Expenses

Although many of the costs relating to the operation of our wireless networks are fixed in the short-term, other costs, such as interconnection fees, fluctuate based on the utilization of the networks. Sales and marketing expenses are dependent on the number of subscriber additions and the nature and extent of our marketing and promotional activities. We plan to reduce sales and marketing expenses from their current levels for the remainder of the year, which could negatively impact new subscriber additions. Customer care costs are dependent on the number of subscribers that we serve, the volume of calls we receive and the nature of programs designed to serve and retain subscribers. General and administrative expenses consist of fees paid for billing, customer care and information technology operations, bad debt expense, customer retention and back office support activities, including collections, legal, finance, human resources, strategic planning and technology and product development, along with the related payroll and facilities costs. Although our goal is to improve operating margins through cost savings initiatives and benefits of scale, costs that fluctuate based on network utilization and the number of subscribers that we serve and costs associated with enhancing and expanding the coverage of our network generally will increase in absolute terms over time. We also seek to realize operating efficiencies in our business from merger-related cost savings and other synergies. For example, we are continuing to integrate a number of systems, including a billing system, to create additional efficiencies in the way we do business. We expect to substantially complete the integration of many of these systems in the second half 2008.

Segment Earnings

Wireless segment earnings could be impacted negatively in future periods by continuing declines in the iDEN post-paid subscriber base and average monthly service revenue per subscriber of iDEN-based post-paid and Boost prepaid wireless services. Wireless segment earnings also could be impacted negatively in future periods if the cost to acquire new subscribers — both from handset subsidies and sales and marketing expenses — does not decline as we expect and we do not achieve expected merger-related synergies. See “— Forward-Looking Statements.”

800 Megahertz Spectrum Reconfiguration

In February 2005, Nextel accepted the terms and conditions of the FCC’s Report and Order, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 MHz band. Under the terms of the Report and Order, Nextel surrendered certain spectrum rights and received certain other spectrum rights, and undertook to pay the costs incurred by Nextel and third parties in connection with the reconfiguration plan, which is required to be completed within a 36-month period, subject to certain exceptions particularly with respect to markets that border Mexico and Canada. We assumed these obligations when we merged with Nextel in August 2005. If, as a result of events within our control, we fail to complete the reconfiguration plan within the 36-month period, the FCC could take actions against us to enforce the Report and Order. For instance, the Report and Order gives the FCC the authority to suspend or otherwise limit our use of the 1.9 GHz spectrum we received under the Report and Order if we do not comply with our obligations under the Report and Order.

As part of the reconfiguration process, in most markets, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum. Based on the terms of the Report and Order and subsequent FCC and 800 MHz Transition Administrator, or TA, actions, we have been planning and implementing spectrum exchanges with each affected public safety agency based upon that agency’s ability to complete the reconfiguration process, thereby limiting the time from when we cease using the surrendered spectrum and when the replacement spectrum is available for our use. We have taken steps during the reconfiguration processes to minimize the degradation of network quality caused by the exchange of spectrum, including construction of additional transmitter and receiver sites, acquisition of additional spectrum in the 800 MHz and 900 MHz bands, and the transition of certain iDEN customers to our CDMA network, primarily through aggressive discounting of PowerSource handsets.

On September 11, 2007, the FCC issued a Third Memorandum Opinion and Order, or Third MO&O, in which the FCC ordered, among other things, that by June 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum. Based upon regional planning performed by the TA and discussions with public safety licensees, we believe that a significant number of large public safety agencies will not be able to complete their reconfigurations by June 2008. Should this occur, the Third MO&O provides that we would no longer have access to a significant portion of 800 MHz spectrum.

A sudden and significant decrease in network capacity that results from the requirements of the Third MO&O could adversely affect the performance of our iDEN network. To compensate, we may need to construct additional sites or acquire additional spectrum, some of which may not be possible to accomplish by June 2008. In those markets where these network investments are not possible, we may be required to curtail subscriber additions and incent certain existing subscribers of iDEN services to use PowerSource devices or move to our CDMA network until the capacity limitation can be corrected, particularly if the replacement 800 MHz spectrum is not available for any length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. A resulting loss of a significant number of subscribers could adversely affect our results of operations.

In the Third MO&O, the FCC also determined that we did not meet, by the December 26, 2006 deadline, the Report and Order’s compliance benchmark to clear incumbent licensees from the first 1-120 channels in a specific set of 20 National Public Safety Planning Advisory Committee, or NPSPAC, regions. We reported in January 2007 that we cleared 26 NPSPAC regions by the Report and Order’s December 29, 2006 deadline, but the FCC found, over our objection, that the regions that we cleared were not the “first” 20 NPSPAC regions that were selected by the TA. The FCC recognized that there were circumstances that may have prevented us from completing this compliance benchmark and has not referred this matter to its Enforcement Bureau. The FCC, however, retains the right to do so in the future.

We believe that the Third MO&O is not consistent with the terms of the Report and Order or our understanding of the reconfiguration process described in the Report and Order, which served as the basis under which Nextel consented to its terms. In addition, we believe that the process by which the Third MO&O was adopted was legally deficient in a number of respects. Accordingly, on October 12, 2007, we filed an appeal with the U.S. Court of Appeals for the D.C. Circuit.

In addition, as part of the Report and Order, the reconfiguration of the 1.9 GHz band was required to be completed by September 7, 2007. On September 5, 2007, we, along with the MSTV, the NAB, and the SBE filed a joint petition requesting an additional 29 months to complete the transition of the broadcast auxiliary service to frequencies above 2025 MHz. On November 6, 2007, the FCC granted a waiver until January 5, 2008 to complete the BAS transition above 2025 MHz. The FCC also directed Sprint Nextel, the MSTV, the NAB and the SBE, to submit by December 6, 2007 a consensus plan or specific proposals for completing the transition of the BAS licensees.

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

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation, at which time we will be required to make a payment to the U.S. Treasury to the extent that the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury. If pursuant to the terms of the Third MO&O, the cost of preparing the iDEN network for taking channels out of the network in advance of public safety agencies needing access to them increases significantly, it would be unlikely that any payment would be made to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions have been requested or made as of September 30, 2007.

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees, such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, as incurred. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns and represented about 11% of our accounts receivable balance as of September 30, 2007.

Certain of our bundled products and services, primarily in our Wireless segment, are considered to be revenue arrangements with multiple deliverables. Total consideration received in these arrangements is allocated and measured using units of accounting within the arrangement (e.g., service contracts and handsets) based on relative fair values. The activation fee revenue associated with these arrangements in our direct sales channels is generally recognized as equipment revenue at the time the related handset is sold. For our indirect sales channels, the activation fee is solely linked to the service contract with the subscriber. Accordingly, the activation fee revenue is deferred and amortized over the estimated average service life of the end user customer, and is classified as service revenue.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of wireless accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to wireline customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, and other qualitative considerations, including macro-economic factors. The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, future returns and mail-in rebates on handset sales. The allowance amounts recorded in each instance represent our best estimate of future outcomes; to the extent that our actual collections and agings differ significantly from historical trends, the required allowance amounts could differ from our estimate. Any resulting adjustment would change the net accounts receivable reported on our balance sheet, and the bad debt expense reported in our results of operations in future periods. For example, if our allowance for doubtful accounts estimate were to change by 10%, it would result in a change in bad debt expense of $40 million for the Wireless segment and $3 million for the Wireline segment.

Device and Accessory Inventory

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

As of September 30, 2007, we held $876 million of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle and marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell or use handsets in the service and repair channel.

Valuation and Recoverability of Long-lived Assets Including Definite Lived Intangible Assets

A significant portion of our total assets are long-lived assets, including property, plant and equipment and definite lived intangible assets. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.

Long-lived assets consisting of property, plant and equipment represented $26.0 billion of our $93.9 billion in total assets as of September 30, 2007. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life	Average Useful Life

Buildings and improvements	3 to 30 years	12 years
Network equipment and software	3 to 31 years	9 years
Non-network internal use software, office equipment and other	3 to 12 years	4 years

Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we perform annual internal studies to confirm the appropriateness of depreciable lives for most categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, to calculate the remaining life of our asset base. When these factors indicate that an asset’s useful life is different from the original assessment, we depreciate the remaining book values prospectively over the adjusted estimated useful life.

During the first quarter 2007, we implemented depreciation rate changes with respect to assets that comprise the CDMA and Wireline networks resulting from our annual depreciable lives study. Before considering the impact of assets placed into service in 2007, these revised rates, which were determined under group life depreciation accounting, are expected to reduce annual depreciation expense by about $400 million based upon the net book value of our CDMA and Wireline network long-lived assets as of January 1, 2007. We adjusted our 2007 depreciation rate both for changes in the useful life estimates of certain of our asset groups and adjustments to our accumulated depreciation accounts. The reduced expense associated with the depreciation rate changes resulted in a $0.02 per share improvement in net income in the third quarter 2007 and a $0.06 per share reduction in net loss in the year-to-date period 2007. In addition to performing our annual study, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $8.2 billion as of September 30, 2007, and our future strategic plans for this network, as an increasingly larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material. For example, a 10% reduction in the remaining weighted average useful life of the iDEN network assets would increase quarterly depreciation expense by about $50 million.

Intangible assets with definite useful lives represented $6.7 billion of our $93.9 billion in total assets as of September 30, 2007. Definite lived intangible assets consist primarily of customer relationships that are amortized over three to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of certain PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect® trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We group our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of wireless and wireline, and the wireless asset group includes our intangible assets and goodwill. Indicators of impairment include, but are not limited to, a sustained significant decrease in the market price of or the cash flows expected to be derived from the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss, if any, is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. In addition, if we ever were required to determine the implied fair value of our goodwill as part of a second step goodwill impairment test, it would potentially result in our evaluating the recorded value of our long-lived assets for impairment.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our business, including network equipment, cell site development costs, and software in development to determine if an impairment charge is required. Network equipment and cell site development costs are impaired whenever events or changes in circumstances cause us to abandon such assets as they are no longer needed to meet management’s strategic network plans. Software development costs are impaired when it is no longer probable that the software project will be deployed. During the quarter ended September 30, 2007, we abandoned certain iDEN cell sites and accordingly recorded an after-tax impairment charge of $45 million for the development costs related to these sites. We also periodically assess network equipment that has been removed from the network in order to manage network performance in certain markets, to determine if an impairment charge is required. Network equipment is impaired whenever events or changes in circumstances cause us to abandon such assets as they are no longer needed to meet management’s strategic network plans. If we continue to have challenges retaining current iDEN subscribers and as we continue to assess the impact of rebanding the iDEN network, management may abandon certain iDEN assets in future periods if we conclude those assets will either never be deployed or redeployed, in which case we may recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $51.2 billion of our $93.9 billion in total assets as of September 30, 2007. We have identified FCC licenses and our Boost Mobile and Sprint trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite lived intangibles annually on October 1 for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

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

During the fourth quarter 2006, we performed our annual goodwill and other indefinite lived intangible asset impairment analyses. The result of these analyses was that our goodwill and other indefinite lived intangible assets were not impaired. The goodwill analysis estimated the fair value of our wireless reporting unit based on discounted expected future cash flows, supported by the results of various income approach valuation models. We also periodically review our goodwill for indicators of impairment. We perform this review, in part, by deriving the estimated equity value of the wireless reporting unit, which we then compare to the carrying value of the wireless reporting unit. Specifically, we reduce our stock price by the estimated fair value per share of our Wireline segment and then add a control premium, as permitted by Financial Accounting Standards Board, or FASB, guidance to determine an estimate of the equity value of the wireless reporting unit. As of September 30, 2007, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. However, if an indicator of impairment exists, such as a significant decline in expected cash flows or if our stock price were to experience a sustained, significant decline, as compared to the stock price as of September 30, 2007, we may be required to perform the second step of the goodwill impairment test, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements. Expected cash flows are an integral component of our annual impairment tests described above. We will begin preparing these cash flows in the fourth quarter, which will be utilized in our October 1, 2007 annual impairment test.

Tax Valuation Allowances and Uncertain Tax Positions

We are required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires our management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. The accounting estimates related to the tax valuation allowance requires us to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment because actual performance has fluctuated in the past and may do so in the future. The impact that changes in actual performance versus these estimates could have on the realization of tax benefits as reported in our results of operations could be material.

We carried an income tax valuation allowance of $836 million as of September 30, 2007. This amount includes a valuation allowance of $618 million for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $80 million related to separate company state net operating losses incurred by our subsidiaries after we acquired them. The valuation allowance was provided on these separate company state net operating loss benefits since these subsidiaries do not have a sufficient history of taxable income. Current trends indicate that the valuation allowance continues to be appropriate and we do not anticipate adjusting this amount in the near term. We continue to monitor these trends, and in the future it is possible that our cumulative historical income test will ultimately yield sufficient positive evidence that it is more likely than not that we will realize the tax benefit of some or all of the separate company state net operating losses for which the valuation allowance has been provided. Should that occur, subject to review of other qualitative factors and uncertainties at that time, we would expect to start reversing some of the valuation allowance. For the valuation allowance related to the acquired tax benefits described above, we would first reduce goodwill or intangible assets resulting from the acquisitions, or reduce income tax expense if these intangible assets have been reduced to zero. For the remainder of our valuation allowance, we would reduce income tax expense.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The accounting estimates related to the liability for uncertain tax positions requires us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 9 of the Notes to Consolidated Financial Statements for additional information regarding FIN 48. Our liability for uncertain tax positions was $643 million as of September 30, 2007.

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

Significant New Accounting Pronouncements

Fair Value Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This statement changes the definition of fair value, as defined by previous statements, to “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Additionally, this statement establishes a hierarchy that classifies the inputs used to measure fair value. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities to choose to measure certain financial instruments and other items at fair value and report any unrecognized gains or losses in earnings and serves to minimize volatility in earnings that occurs when assets and liabilities are measured differently without having to apply complex hedge accounting provisions. Both SFAS No. 157 and SFAS No. 159 are effective for our quarterly reporting period ending March 31, 2008.

We are assessing the impact that SFAS No. 157 and SFAS No. 159 will have on our financial position and results of operations. Upon adoption of SFAS No. 157 we expect to have additional disclosures to our financial statements for certain recurring and non-recurring fair value measurements. For example, we expect certain non-recurring measurements, such as our annual impairment review of our goodwill and FCC licenses, will require significant disclosures related to our key assumptions and variables used in these analyses.

Other New Accounting Pronouncements

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

Consolidated

Our consolidated and wireless results of operations include the results of acquired companies from either the date of acquisition or the start of the month closest to the acquisition date. As such, the results of acquired companies are included as of the following dates: Enterprise Communications Partnership and Alamosa Holdings, Inc. from February 1, 2006; Nextel Partners and UbiquiTel Inc. from July 1, 2006 and Northern PCS Services, LLC from August 1, 2007. The results of Velocita Wireless Holding Corporation are included from the date of acquisition, March 1, 2006, through the date of sale, June 27, 2007. For further information on business combinations, see note 3 of the Notes to Consolidated Financial Statements. These transactions affect the comparability of our reported operating results with other periods. The following table summarizes our consolidated results of operations.

	Quarter Ended		Year-to-Date
	September 30,		September 30,
	2007	2006	2007	2006
		(in millions)

Net operating revenues	$10,044	$10,489	$30,299	$30,565
Income (loss) from continuing operations	64	279	(128)	734
Net income (loss)	64	279	(128)	1,068

Net operating revenues decreased about 4% in the third quarter 2007, as compared to the third quarter 2006, and decreased about 1% from the year-to-date period 2006 to the year-to-date period 2007. The third quarter decrease is primarily due to decreases in revenues from our Wireless segment. The year-to-date decrease is principally due to the decrease in wireless equipment revenue. For additional information, see “— Segment Results of Operations” below.

Income from continuing operations decreased to $64 million in the third quarter 2007, compared to $279 million in the third quarter 2006, and decreased to a loss of $128 million in the year-to-date period 2007, compared to income of $734 million in the year-to-date period 2006. The declines are due to the loss in revenue described above, and an increase in Wireless segment operating expenses, primarily resulting from increases in wireless equipment subsidy, increases in network costs related to improved coverage and capacity, increases in media advertising expenses due to new branding initiatives and other customer acquisition costs, as well as an increase in severance costs related to our workforce reductions. For additional information, see “— Segment Results of Operations” and “— Consolidated Information” below.

In the third quarter 2007, we had net income of $64 million compared to net income of $279 million in the third quarter 2006, and incurred a net loss of $128 million in the year-to-date period 2007 compared to net income of $1.1 billion in the year-to-date period 2006, due to the reasons stated above and, with respect to the year-to-date periods, the absence of income from discontinued operations in 2007. For additional information, see “— Segment Results of Operations” and “— Consolidated Information” below.

Presented below are results of operations for our Wireless and Wireline segments, followed by a discussion of consolidated information.

Segment Results of Operations

Wireless

	Quarter Ended September 30,			Year-to-Date September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)

Service	$7,778	$8,017	(3)%	$23,491	$23,100	2%
Wholesale, affiliate and other	258	214	21%	793	622	27%

Total services revenue	8,036	8,231	(2)%	24,284	23,722	2%
Cost of services(1)	(2,166)	(2,085)	4%	(6,420)	(5,938)	8%

Service gross margin	$5,870	$6,146	(4)%	$17,864	$17,784	NM

Service gross margin percentage	73%	75%		74%	75%
Equipment revenue	$662	$836	(21)%	$1,919	$2,378	(19)%
Cost of products(1)	(1,195)	(1,227)	(3)%	(3,833)	(3,652)	5%

Equipment net subsidy	$(533)	$(391)	36%	$(1,914)	$(1,274)	50%

Equipment net subsidy percentage	(81)%	(47)%		(100)%	(54)%
Selling, general and administrative expense(1)	$(2,734)	$(2,599)	5%	$(8,281)	$(7,741)	7%
Wireless segment earnings	2,603	3,156	(18)%	7,669	8,769	(13)%
Merger and integration expenses(2)	(76)	(42)	81%	(257)	(105)	145%
Severance, exit costs, asset impairments and other(3)	(119)	(42)	183%	(368)	(101)	264%
Depreciation(3)	(1,308)	(1,336)	(2)%	(3,809)	(3,905)	(2)%
Amortization(3)	(781)	(1,028)	(24)%	(2,599)	(2,924)	(11)%
Wireless operating income	319	708	(55)%	636	1,734	(63)%

NM — Not Meaningful

(1)	For the quarter ended September 30, 2006, a total of $147 million in service and repair costs associated with our Wireless segment was reclassified to cost of services, of which $125 million was reclassified from cost of products and $22 million was reclassified from selling, general and administrative expense. For the year-to-date period 2006, a total of $394 million in service and repair costs associated with our Wireless segment was reclassified to cost of services, of which $324 million was reclassified from cost of products and $70 million was reclassified from selling, general and administrative expense.

(2)	Merger and integration expenses are discussed in the Consolidated Information Section. These amounts include $42 million and $105 million for the third quarter 2006 and year-to-date period 2006, which have been reclassified from the Corporate segment for the periods presented as these expenses are solely and directly attributable to the Wireless segment.

(3)	Severance, exit costs, asset impairments, depreciation and amortization are discussed in the Consolidated Information section. Other expense includes net costs associated with the exit of a non-core line of business, and for the year-to-date period 2007 includes charges associated with legal contingencies.

Service Revenue

Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees. Service revenue totaled $7.8 billion for the quarter ended September 30, 2007 and $23.5 billion for the year-to-date period 2007 and $8 billion for the quarter ended September 30, 2006 and $23.1 billion for the year-to-date period 2006.

The following is a summary of our weighted average subscribers and weighted average revenue per subscriber for the quarter ended September 30, 2007 and the year-to-date period 2007. The number of subscribers impacts service revenues, cost of service and bad debt expense, as well as support costs, such as customer care, which are included as general and administrative expenses. A summary of changes in net additions to subscribers and average monthly revenue per subscriber for each of the last seven quarters, may be found on pages 28 and 29.

	Quarter Ended September 30,			Year-to-Date September 30,
	2007	2006	Change	2007	2006	Change
	(subscribers in thousands)

Weighted average direct post-paid subscribers(1)(2)	41,544	41,866	(322)	41,578	39,794	1,784
Weighted average direct prepaid subscribers	4,523	3,727	796	4,336	3,313	1,023
Average monthly service revenue per user:
Direct post-paid	$59	$61	$(2)	$60	$62	$(2)
Direct prepaid	30	33	(3)	31	34	(3)
Weighted average	56	59	(3)	57	60	(3)

(1)	Weighted average subscribers represent the weighted average number of direct subscribers included in our customer base during the period, including subscribers added through acquisitions, net of deactivated subscribers.

(2)	The weighted average subscribers for the quarter and the year-to-date period ended September 30, 2007 are inclusive of 170,000 subscribers acquired through our August 2007 acquisition of Northern PCS, compared to 458,000 subscribers for the quarter ended September 30, 2006 and 4,156,000 subscribers for the year-to-date period 2006 acquired through our 2006 acquisitions of Alamosa Holdings, Enterprise Communications, UbiquiTel and Nextel Partners.

Service revenues decreased about $240 million or 3% in the third quarter 2007 as compared to the third quarter 2006, due to

•	a decrease of approximately $290 million in service revenue from our direct post-paid subscribers, due primarily to a decline in weighted average monthly service revenue per post-paid user, as well as a decrease in the weighted average number of direct post-paid subscribers; slightly offset by

•	a net increase of approximately $50 million in service revenue from our prepaid subscribers, due primarily to an increase in the weighted average number of direct prepaid subscribers.

Service revenues increased about $390 million or 2% in the year-to-date period 2007 as compared to the year-to-date period 2006, due to

•	a net increase of approximately $190 million in service revenue from our direct post-paid subscribers, due primarily to an increase in the weighted average number of direct post-paid subscribers, partially offset by a decline in weighted average monthly service revenue per post-paid user, and

•	a net increase of approximately $200 million in service revenue from our prepaid subscribers, due primarily to an increase in the weighted average number of prepaid subscribers, partially offset by a decline in weighted average monthly service revenue per prepaid subscriber.

We believe the growth in our direct CDMA subscriber base, other than from the 170,000 subscribers acquired through our acquisition of Northern PCS and the transfer of 819,000 subscribers from our iDEN subscriber base during the year-to-date period 2007 is due to our differentiating products and services, particularly CDMA-based data-related services, including those available under our Sprint Power Vision service plans, and other non-voice services, such as downloading music, global positioning system, or GPS-enabled navigation services, instant messaging and emails, sending and receiving pictures, playing on-line games and browsing the Internet wirelessly, as well as our data connection cards.

The decrease in the weighted average monthly revenue per user is due primarily to a decline in the average voice revenue per post-paid subscriber, which is largely attributable to a continuing migration of our customer base to more competitive service pricing plans on both networks and plans that allow subscribers to add additional units to their plan at attractive rates, such as “add a phone” and “family plans.” In addition, the subscribers acquired from the PCS Affiliates have a lower average monthly service revenue and are no longer a source of roaming revenue for us. This decline is partially offset by an increase in the weighted average data revenue per post-paid subscriber, which is attributable to our CDMA-based data offerings such as short message service, or SMS, connection cards and our Sprint Vision and Power Vision service plans. We expect continued downward pressure on our weighted average monthly revenue per user through the remainder of the year. The decrease in the weighted average monthly service revenue per prepaid subscriber is due in part to a decrease in usage of wireless services by our existing customers and we expect this trend to continue through at least the fourth quarter 2007.

We expect the trends in our post-paid iDEN and CDMA subscriber bases to continue, and also expect that economic conditions, particularly in the subprime credit markets, will put pressure on involuntary churn. There can be no assurance that the increases in our post-paid CDMA subscriber base will fully offset the declines in our post-paid iDEN subscriber base in terms of number of subscribers or revenues. Growth in our subscriber base may also be adversely impacted by our planned reduction of handset subsidies and sales and marketing expenses, as well as other actions we may take. For example, we have tightened our credit policies in an effort to optimize the balance between new subscribers who are of a prime and subprime quality, which may adversely impact our ability to add lower credit quality subscribers. From time to time, we limit distribution of our Boost Mobile-branded prepaid services in our iDEN network capacity constrained markets, which adversely impacts our ability to add users of prepaid services in the affected markets. Although there can be no assurances, we expect the rate of decline of our weighted average monthly service revenue per user to continue during the remainder of 2007 as growth for our data services is expected to partially offset declines due to continued migration of subscribers to more competitively priced service plans. See “— Forward-Looking Statements.”

Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenues consist primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers and net revenues retained from wireless subscribers residing in PCS Affiliate territories. Wholesale, affiliate and other revenues increased 21% in the third quarter 2007, as compared to the third quarter 2006 and 27% in the year-to-date period 2007, as compared to the year-to-date period 2006, primarily due to increases in our wholesale operators’ subscribers and funding received for our efforts to promote the availability of quality wireless services in non-urban areas at affordable rates, primarily in the territories previously owned by Nextel Partners. In the year-to-date period 2007, wholesale subscriber additions were 816,000, resulting in about 7.2 million wholesale subscribers at September 30, 2007, compared to about 5.5 million wholesale subscribers at September 30, 2006.

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

Cost of services increased 4% in the third quarter 2007 compared to the third quarter 2006 and 8% in the year-to-date period 2007 compared to the year-to-date period 2006, primarily due to increased costs relating to the expansion of our network and increased minutes of use on our networks. Specifically, we experienced:

•	an increase in cell site and switch-related operational costs, including increases in rent and fixed and variable interconnection costs due to the increase in usage, number of cell sites and related equipment in service;

•	an increase in backhaul costs driven by the increased capacity required to support EV-DO services on our CDMA network;

•	an increase in costs for CDMA-based premium data services resulting from increased subscriber data usage;

•	an increase in roaming expenses, primarily with respect to subscribers of our CDMA services due to increased voice and data usage outside of our CDMA network; and

•	an increase in handset service and repair expenses due to higher volume of handset exchange transactions.

We expect cost of service to increase as customer usage of our networks increases due to increasing costs of third-party access and services, increased network service and repair costs and as we add more sites and other equipment to expand the coverage and capacity of our CDMA network. We are not able to predict with any certainty the length of time over which these expense increases will continue, or the degree of increases, because many of the increasing costs are outside of our control. See “— Forward-Looking Statements”, “— Liquidity and Capital Resources” and “— Capital Requirements.”

The service gross margin percentage declined in the third quarter 2007 and in the year-to-date period 2007, as compared to the third quarter 2006 and the year-to-date period 2006, due to the reasons described above.

Equipment Revenue

We recognize equipment revenue when title to the handset or accessory passes to the dealer or end-user customer. We reduce equipment revenue for certain payments to third-party dealers, which reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Revenues from sales of handsets and accessories decreased 21% in the third quarter 2007 and 19% in the year-to-date period 2007, as compared to the third quarter 2006 and year-to-date period 2006. This decrease is primarily due to a decrease in the average sales price of handsets due to more aggressive acquisition and retention handset pricing.

Cost of Products

We recognize the cost of handsets and accessories when title to the handset or accessory passes to the dealer or end-user customer. Cost of handsets and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. The cost of handsets is reduced by any rebates that we earn from the supplier. Handset and accessory costs decreased 3% in the third quarter 2007 as compared to the third quarter 2006. The third quarter 2007 decrease is primarily due to a decrease in the average cost of handsets sold. Handset and accessory costs increased 5% in the year-to-date period 2007 due to the increase in the number of handsets sold.

Subsidy

Our marketing plans assume that handsets typically will be sold at prices below our cost, which is consistent with industry practice. Our subscriber retention efforts often include providing incentives to customers such as offering new handsets at discounted prices. Handset costs in excess of the revenues generated from handset sales (referred to in our industry as subsidy) as a percentage of equipment revenues increased to 81% in the third quarter 2007 from 47% in the third quarter 2006 and 100% in the year-to-date period 2007 from 54% in the year-to-date period 2006, as a result of efforts to promote the acquisition of new and retention of existing subscribers. Although handset subsidies have increased significantly from the comparable prior year periods the handset subsidy rate has declined from the second quarter 2007 due to decreased promotional activities. We expect handset subsidies in the fourth quarter 2007 to be relatively consistent with the third quarter 2007. See “— Forward-Looking Statements.”

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

Sales and marketing expense increased about 8% in the third quarter 2007 and approximately 11% in the year-to-date period 2007. For the third quarter and year-to-date period 2007 we experienced increased advertising expense, reflecting our renewed focus on promoting our brand to gain market share by attracting new subscribers and continuing to build loyalty among existing subscribers, and we increased compensation of our post-paid third-party dealers for both new subscriber additions and upgrades.

General and administrative costs increased about 2% in the third quarter 2007 from the third quarter 2006 and approximately 5% in the year-to-date period 2007 from the year-to-date period 2006, primarily due to increases in bad debt expense resulting from higher average write-offs per account. Bad debt expense for the third quarter 2007 increased $56 million from the third quarter 2006 and $201 million for the year-to-date period 2007 from the year-to-date period 2006. These increases were primarily the result of higher average write-offs per account, which accounted for about 75% and 60% of the quarterly and the year-to-date increases in bad debt. Increases in the average write-offs per account can be attributed to a higher number of subscribers per account, increased add-a-phone activity, increased incidence of overages, increased fees related to data services and increased credit extended in the first and second quarters 2007.

We expect selling, general and administrative expenses to increase in the fourth quarter 2007 as compared to the third quarter 2007 as we focus our attention and efforts on customer retention and customer care. See “— Forward-Looking Statements.”

Wireless Segment Earnings

Wireless segment earnings decreased about $550 million or 18% in the third quarter 2007 from the third quarter 2006 primarily due to a decline in service revenue, an increase in equipment subsidies, an increase in selling, general and administrative expenses and an increase in cost of service.

Wireless segment earnings decreased about $1.1 billion or 13% in the year-to-date period 2007 from the year-to-date period 2006 primarily due to an increase in equipment subsidies, an increase in selling, general and administrative expenses, an increase in cost of service, partially offset by an increase in service revenue.

Wireline

	Quarter Ended September 30,			Year-to-Date September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)

Voice(1)	$868	$943	(8)%	$2,676	$2,857	(6)%
Data	297	345	(14)%	918	1,082	(15)%
Internet(1)	407	284	43%	1,122	824	36%
Other	40	52	(23)%	128	165	(22)%

Total net services revenue	1,612	1,624	NM	4,844	4,928	(2)%
Costs of services and products	(1,095)	(1,159)	(6)%	(3,343)	(3,370)	NM

Service gross margin	$517	$465	11%	$1,501	$1,558	(4)%

Service gross margin percentage	32%	29%		31%	32%
Selling, general and administrative expense	$(227)	$(255)	(11)%	$(747)	$(830)	(10)%
Wireline segment earnings	290	210	38%	754	728	4%
Severance, exit costs, asset impairments and other(2)	(3)	(9)	(67)%	(58)	(26)	NM
Depreciation(2)	(132)	(124)	6%	(392)	(359)	9%
Wireline operating income	155	77	101%	304	343	(11)%

NM — Not Meaningful

(1)	2006 figures include a reclassification of cable voice over IP, or VoIP, revenues from voice to internet for $46 million for the quarter ended September 30, 2006 and $145 million for the year-to-date period 2006, as the cable product was supported by the IP platform.

(2)	Severance, exit costs, asset impairments and depreciation are discussed in the Consolidated Information section. Other expense includes charges associated with legal contingencies for the year-to-date period 2007.

Total Net Services Revenues

Total net services revenues were flat in the third quarter 2007 as compared to the third quarter 2006 and decreased 2% in the year-to-date period 2007 as compared to the year-to-date period 2006, primarily as a result of a lower priced product mix, as well as volume decreases associated with the reduction in our customer base, which is a result of our exit from several businesses described below. This decrease was partially offset by a higher volume of minutes in our wholesale and affiliate business and growth in our VoIP business.

For the remainder of 2007, we expect to see continued revenue growth in IP services, offset by declines in voice revenues due to lower pricing on commercial contracts and continued pressures in the long distance market. Increased competition and the excess capacity resulting from new technologies and networks may result in further price reductions. See “— Forward-Looking Statements.”

Voice Revenues

Voice revenues decreased 8% in the third quarter 2007 as compared to the third quarter 2006 primarily due to a decrease in our customer base and continued price declines and 6% in the year-to-date period 2007 as compared to the year-to-date period 2006, primarily as a result of certain business wireline customers that were transferred to Embarq as part of the spin-off in the second quarter 2006, as well as continued price declines. Also contributing to the decrease is the loss of conference line customers due to the final transition of those activities in the third quarter 2006 as part of the sale of that business.

Our retail business experienced a decrease in voice revenues of 19% in the third quarter 2007 as compared to the third quarter 2006, and 23% in the year-to-date period 2007 as compared to the year-to-date period 2006, primarily due to the loss of accounts related to the Embarq spin-off, the sale of our conference line business, as well as lower prices. Our business trends continue to shift away from the retail business and towards the wholesale business.

Voice revenues related to our wholesale business decreased 10% in the third quarter 2007 as compared to the third quarter 2006 primarily due to volume and rate declines and due to a decrease in our international wholesale prepaid card revenues. Wholesale voice revenues increased 4% in the year-to-date period 2007 as compared to the year-to-date period 2006. Minute volume increases accounted for the year-to-date 2007 increase, primarily as a result of our relationship with Embarq. We began providing wholesale long distance services to Embarq following the spin-off. Rate declines slightly offset the minute volume increase.

Voice revenues generated from the provision of services to Wireless represented 24% of total voice revenues for the third quarter 2007 and 23% for the year-to-date period 2007, as compared to 17% for the third quarter 2006 and 16% for the year-to-date period 2006.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased 14% for the third quarter 2007 as compared to the third quarter 2006 and 15% for the year-to-date period 2007 as compared to the year-to-date period 2006, primarily as customers migrated to IP-based technologies. These declines were partially offset by growth in managed network services.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased 43% in the third quarter 2007 as compared to the third quarter 2006 and 36% in the year-to-date period 2007 as compared to the year-to-date period 2006. The 2007 increases were due to higher IP revenues as business customers increasingly migrate to MPLS services, as well as revenue growth in our cable VoIP business, which experienced a 101% increase in the third quarter 2007 as compared to the third quarter 2006 and an 82% increase in the year-to-date period 2007 as compared to the year-to-date period 2006.

Other Revenues

Other revenues, which primarily consists of sales of customer premises equipment, decreased 23% in the third quarter 2007 as compared to the third quarter 2006 and 22% in the year-to-date period 2007 as compared to the year-to-date period 2006 as a result of fewer projects in 2007.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased 6% in the third quarter 2007 from the third quarter 2006 and remained flat in the year-to-date period 2007 from the year-to-date period 2006. The decrease in the third quarter 2007 relates to decreased costs due to declining volumes.

Service gross margin increased from 29% in the third quarter 2006 to 32% in the third quarter 2007, primarily due to an increase in internet revenues, and decreased from 32% in the year-to-date period 2006 to 31% in the year-to-date period 2007, primarily as a result of declining net services revenue and a lower margin product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 11% in the third quarter 2007 as compared to the third quarter 2006 and 10% in the year-to-date period 2007 as compared to the year-to-date period 2006. The 2007 decline was due primarily to a reduction in employee compensation due primarily to a reduction in headcount that occurred in the first quarter 2007, reduced commissions as a result of the spin-off of Embarq and decreased customer care and billing expenses due to a smaller customer base. These declines were partially offset by increases in costs associated with cable VoIP support in the year-to-date period 2007.

Selling, general and administrative expense includes charges for estimated bad debt expense. Each quarter we reassess our allowance for doubtful accounts based on customer-specific indicators, as well as historical trends and industry data, to ensure we are adequately reserved. Bad debt expense increased $4 million for the third quarter 2007 as compared to the third quarter 2006 and increased $12 million for the year-to-date period 2007 as compared to the year-to-date period 2006.

Wireline Segment Earnings

Wireline segment earnings increased $80 million or 38% in the third quarter 2007 from the third quarter 2006 primarily due to an increase in internet revenue and a decrease in cost of services and products, partially offset by a decrease in voice revenues.

Wireline segment earnings increased about $25 million or 4% in the year-to-date period 2007 from the year-to-date period 2006 primarily due to an increase in internet revenue, and a decrease in selling, general and administrative expenses, partially offset by a decrease in voice revenue and a decrease in data revenue.

Consolidated Information

	Quarter Ended September 30,			Year-to-Date September 30,
	2007	2006	Change	2007	2006	Change
	(dollars in millions)

Selling, general and administrative expenses	$(3,077)	$(2,961)	4%	$(9,443)	$(8,891)	6%
Severance, exit costs and asset impairments	(125)	(50)	150%	(384)	(128)	200%
Depreciation	(1,441)	(1,460)	(1)%	(4,203)	(4,264)	(1)%
Amortization	(781)	(1,028)	(24)%	(2,600)	(2,924)	(11)%
Interest expense	(367)	(381)	(4)%	(1,099)	(1,174)	(6)%
Interest income	66	74	(11)%	123	275	(55)%
Other, net	—	(3)	100%	13	89	(85)%
Income tax (expense) benefit	(33)	(130)	(75)%	120	(371)	NM
Discontinued operations, net	—	—		—	334	(100)%
Income (loss) available to common shareholders	64	279	(77)%	(128)	1,066	NM

NM — Not Meaningful

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to the Wireless segment were $2.7 billion and $8.3 billion in the third quarter 2007 and the year-to-date period 2007 and $2.6 billion and $7.7 billion in the third quarter 2006 and the year-to-date period 2006. The selling, general and administrative expenses related to the Wireline segment were $227 million and $747 million in the third quarter 2007 and the year-to-date period 2007 compared to $255 million and $830 million in the third quarter 2006 and the year-to-date period 2006.

In addition to the selling, general and administrative expenses discussed in the segment earnings discussions, we incurred corporate general and administrative expenses of $72 million in the third quarter 2007 and $218 million in the year-to-date period 2007 and $64 million in the third quarter 2006 and $216 million in the year-to-date period 2006, including certain merger and integration expenses of $59 million in the third quarter 2007 and $140 million in the year-to-date period 2007 and $65 million in the third quarter 2006 and $191 million in the year-to-date period 2006 as discussed in “ — Merger and Integration Expenses” below. Also included in corporate general and administrative expenses are expenses related to our planned deployment of a next generation broadband wireless network, which are expected to increase in future quarters.

Merger and Integration Expenses

We incurred $135 million of merger and integration expenses in the third quarter 2007 and $397 million in the year-to-date period 2007 compared to $107 million in the third quarter 2006 and $296 million in the year-to-date period 2006, of which $76 million, $257 million, $42 million, and $105 million, respectively, are included in our Wireless segment as the expenses are solely and directly attributable to the segment. These expenses are generally classified as selling, general and administrative and cost of products as appropriate on our consolidated statement of operations. Merger and integration expenses that are not solely and directly attributable to the Wireless segment are included in our Corporate segment and are classified as selling, general and administrative expenses. Merger and integration expenses increased in the third quarter and year-to-date period 2007 as compared to the third quarter and year-to-date period 2006, primarily due to costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks. We expect merger and integration expenses to increase in the fourth quarter 2007 as compared to the fourth quarter 2006.

Severance, Exit Costs and Asset Impairments

During the third quarter 2007, we had asset impairments of $69 million, which related to the write-off of site development costs that we determined no longer met management’s strategic network plans. For the year-to-date period 2007, we had asset impairments of $121 million, which related to the write-off of network assets including site development costs, the sale of Velocita Wireless, and the closing of retail stores due to integration activities. For the third quarter 2006 and the year-to-date period 2006, we wrote off $20 million and $61 million of assets primarily related to software asset impairments and abandonment of various assets, including certain cell sites under construction in our Wireless segment.

We recorded severance and exit costs of $56 million in the third quarter 2007 and $263 million in the year-to-date period 2007 related to the separation of employees, exit costs primarily associated with the sale of Velocita Wireless and continued organizational realignment initiatives associated with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. In the third quarter 2006 and the year-to-date period 2006, we recorded $30 million and $67 million in severance and exit costs, respectively, primarily related to our realignment initiatives associated with the Sprint-Nextel merger.

Depreciation and Amortization Expense

Depreciation expense decreased 1% in the third quarter 2007 from the third quarter 2006 and decreased 1% in the year-to-date period 2007 from the year-to-date period 2006. This decrease is primarily due to depreciation rate changes related to our CDMA and Wireline networks assets, resulting from our annual depreciable lives study. Before considering the impact of assets placed into service in 2007, these revised rates, which were determined under group life depreciation accounting, were expected to reduce aggregate annual depreciation expense by about $400 million based upon the net book value of our CDMA network and Wireline network long-lived assets as of January 1, 2007. The revised rates reduced the year-to-date period 2007 depreciation expense by about $300 million with respect to CDMA network assets and Wireline network assets. These rate changes are primarily related to certain assets becoming fully depreciated and net changes in service lives of certain assets. The decreases resulting from the depreciation rate changes were offset by normal additions to our network asset base.

Amortization expense decreased 24% in the third quarter 2007 from the third quarter 2006 and 11% in the year-to-date period 2007 from the year-to-date period 2006, primarily due to decreases in the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. See note 5 to the Notes to Consolidated Financial Statements for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense in the third quarter 2007 decreased 4% as compared to the third quarter 2006 and decreased 6% in the year-to-date period 2007 as compared to the year-to-date period 2006, primarily reflecting the retirement of debt bearing higher interest rates relative to our remaining debt. This decrease was partially offset by the increase in our effective interest rate resulting from the assumption of higher rate debt in connection with the acquisition of certain PCS Affiliates and Nextel Partners in 2006. The effective interest rate on our average long-term debt balance of $21.9 billion in the third quarter 2007 was 7.0%. The effective interest rate on our average long-term debt balance of $22.1 billion in the third quarter 2006 was 7.1%. The effective interest rate on our average long-term debt balance of $21.8 billion in the year-to-date period 2007 was 7.0%. The effective interest rate on our average long-term debt balance of $23.6 billion in the year-to-date period 2006 was 6.8%. Despite the decline in our average long-term debt balance outstanding, our effective interest rate has remained relatively stable because we continued to hold higher rate debt through the third quarter 2007. The effective interest rate includes the effect of interest rate swap agreements. As of September 30, 2007, the average floating rate of interest on the interest rate swaps was 8.3%, while the weighted average coupon on the underlying debt was 7.2%. See “ — Liquidity and Capital Resources” for more information on our financing activities.

Interest Income

Interest income includes dividends received from certain investments in equity securities and interest earned on marketable debt securities and cash equivalents. In the third quarter 2007 and the year-to-date period 2007, interest income decreased 11% and 55%, as compared to the third quarter 2006 and the year-to-date period 2006, primarily due to a decrease in our marketable securities balances and the decrease in cash investment balances due to cash used for debt retirements, purchases of common stock and business acquisitions.

Income Tax (Expense) Benefit

Our consolidated effective tax rate was a 48.4% benefit for the year-to-date period 2007 due to net losses and 33.5% for the year-to-date period 2006. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 9 of the Notes to Consolidated Financial Statements.

Discontinued Operations, net

Discontinued operations for the year-to-date period 2006 reflect the results of our Local segment, which was spun-off on May 17, 2006. Additional information regarding our discontinued operations can be found in note 2 of the Notes to Consolidated Financial Statements.

Financial Condition

Our consolidated assets were $93.9 billion as of September 30, 2007, which included $58.0 billion of intangible assets, and $97.2 billion as of December 31, 2006, which included $60.1 billion of intangible assets. The decrease in our consolidated assets was primarily a result of the amortization of $2.6 billion related to our definite-lived intangible assets, cash used in our stock repurchase program and the settlement of our securities loan agreement. “See — Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

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

Cash Flow

	Year-to-Date
	September 30,
	2007	2006	Change
	(in millions)

Cash provided by operating activities	$7,148	$8,495	(16)%
Cash used in investing activities	(4,374)	(8,560)	(49)%
Cash used in financing activities	(2,577)	(7,356)	(65)%

Operating Activities

Net cash provided by operating activities of $7.1 billion in the year-to-date period 2007 decreased $1.3 billion from the year-to-date period 2006 primarily due to a $903 million decrease in cash provided from discontinued operations, combined with a $771 million decrease in cash received from our customers and from net interest income. This increase was partially offset by a $437 million decrease in cash paid to suppliers and employees.

Investing Activities

Net cash used in investing activities for the year-to-date period 2007 decreased by $4.2 billion from the year-to-date period 2006 primarily due to $10.5 billion paid in 2006 to acquire Alamosa Holdings, Velocita Wireless, Enterprise Communications and Nextel Partners compared to $287 million used in 2007 to acquire Northern PCS. This decrease was partially offset by $6.3 billion in proceeds received in connection with the spin-off of Embarq, including $1.8 billion received from Embarq at the time of the spin-off net of cash contributed and proceeds from the sale of Embarq notes of about $4.4 billion in 2006 and $866 million in cash collateral received back from our securities loan agreements in 2007.

Capital expenditures for the year-to-date period 2007 decreased $494 million from the year-to-date period 2006, primarily due to a $347 million decrease in capital expenditures related to discontinued operations.

Financing Activities

Net cash used in financing activities of $2.6 billion during the year-to-date period 2007 decreased $4.8 billion compared to the year-to-date period 2006, primarily due to a decrease in the amount of long-term debt retirement in 2007 compared to 2006. Cash used for debt and credit facility payments for the year-to-date period 2007 decreased $5.4 billion from the year-to-date period 2006. For the year-to-date period 2007, we made $1.4 billion of principal and debt retirement payments, which included the early redemption of IWO Holdings, Inc.’s Senior Secured Floating Rate Notes due 2012, UbiquiTel Operating Company’s 9.875% Senior Notes due 2011, Nextel Partners, Inc.’s 8.125% Senior Notes due 2011 and Alamosa (Delaware), Inc.’s 11% Senior Notes due 2010. For the year-to-date period 2006, we retired our $3.2 billion term loan, a $500 million Nextel Partners credit facility and made principal and debt retirement payments of $2.6 billion including the maturity of our $746 million 7.125% Senior Notes and $880 million 4.780% Senior Notes and early redemption of Nextel Partners Senior Notes, US Unwired, Inc.’s Senior Notes, IWO Holdings Senior Notes, Airgate PCS, Inc.’s Senior Notes and Alamosa’s Senior Notes.

Pursuant to our share repurchase program, in the year-to-date period 2007, we repurchased about 87 million of our common shares for $1.8 billion compared to the year-to-date period 2006, when we repurchased 91 million of our common shares for $1.5 billion. In the year-to-date period 2007, we also used $866 million of cash to pay off a securities loan agreement. In the same period 2007, we also received $1.5 billion in proceeds, including $750 million from our unsecured loan agreement with Export Development Canada in March 2007 and $750 million in principal from the sale of floating rate notes due 2010 in June 2007. Commercial paper maturities resulted in a cash outflow of $114 million in the year-to-date period 2007, compared to cash inflows of $514 million from commercial paper issuances in the year-to-date period 2006.

We received $337 million in the year-to-date period 2007 and $372 million in the year-to-date period 2006 in proceeds from common share issuances, primarily resulting from exercises of employee options. During the year-to-date period 2006, we used $247 million to retire our Seventh series redeemable preferred shares.

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

Liquidity

As of September 30, 2007, our cash and cash equivalents and marketable securities totaled $2.2 billion.

We have a $6.0 billion revolving credit facility, which expires in December 2010 and provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or prime rate plus a spread that varies depending on our parent company’s credit ratings. There is no rating trigger that would allow the lenders to terminate this facility in the event of a credit rating downgrade.

In April 2006, we commenced a commercial paper program, which reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of September 30, 2007, we had $400 million of commercial paper outstanding.

As of September 30, 2007, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the Report and Order, outstanding under our $6.0 billion revolving credit facility. These letters of credit reduce the availability under the revolving credit facility by an equivalent amount. As a result of the letters of credit and outstanding commercial paper, we had about $3.0 billion of borrowing capacity available under our revolving credit facility. In addition, we had $12 million of general letters of credit outstanding.

As of September 30, 2007, we were in compliance with all debt covenants, including all financial ratio tests, associated with our borrowings.

Our ability to fund our capital needs from outside sources is ultimately impacted by the overall capacity and terms of the banking and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable capital cost structure.

As of September 30, 2007, we had working capital of $631 million compared to working capital of $506 million as of December 31, 2006.

Future Contractual Obligations

In addition to the future contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2006, for which there have been no significant changes, the following is a discussion of our contractual obligations associated with the Report and Order, as well as the adoption of FIN 48.

The total minimum cash obligation for the Report and Order is $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the TA under the Report and Order. In addition, costs associated with the reconfiguration of the 1.9 GHz spectrum are not fully approved for credit until the completion of the entire reconfiguration process. Because the final reconciliation and audit of the entire reconfiguration obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the TA and the FCC have not yet reached an agreement on the methodology for calculating certain amounts of property, plant and equipment to be submitted for credit associated with reconfiguration activity with our own network, we cannot provide assurance that we will be granted full credit for certain of these network costs. As a result of the uncertainty with regard to the calculation of the credit for our internal network costs, as well as the significant number of variables outside of our control, particularly with regard to the 800 MHz reconfiguration licensee costs, we do not believe that we can reasonably estimate what amount, if any, will be paid to the U.S. Treasury; however, as a result of several recent actions by the FCC, including the Third MO&O, and the increased costs of preparing our network for taking channels out of our network in advance of public safety needing access to them, we believe that it is unlikely that any payment will be made to the U.S. Treasury. From the inception of the program through September 30, 2007, we estimate that we had incurred $1.0 billion of costs directly attributable to the reconfiguration program. This amount does not include any indirect network costs that we have preliminarily allocated to the reconfiguration program.

Our liability for uncertain tax positions was $643 million as of September 30, 2007. This amount updates the payments due “2012 and Thereafter” column in the Future Contractual Obligations table in our annual report on Form 10-K for the year ended December 31, 2006. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular years in the table.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand; and/or

•	cash available under our existing revolving credit facility and our commercial paper program.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures and FCC license acquisitions, including funding required in connection with the deployment of next generation technologies and our next generation broadband wireless network;

•	anticipated payments under the Report and Order, as supplemented;

•	declared and anticipated dividend payments, scheduled debt service requirements and any purchases of our common shares pursuant to our share repurchase program;

•	merger and integration expenses associated with the Sprint-Nextel merger and the acquisitions of certain PCS Affiliates and Nextel Partners; and

•	other future contractual obligations.

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

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements” and Part II, Item 1A “Risk Factors” in this report and in Part I, Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-Q, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q as of September 30, 2007, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Acting Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2007 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Acting Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

During the third quarter 2007, we completed the implementation of an enterprise resource planning system, consolidated certain commission payments onto a single commissions platform, and migrated certain customers onto a new billing platform. These implementations are a part of a company-wide initiative to improve business processes and efficiency. As a matter of course in such implementations, we have updated our internal control over financial reporting as necessary to accommodate any modifications to our organizational structure, business processes, or accounting procedures. There have been no other changes in our internal control over financial reporting that occurred during the third quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in certain legal proceedings that are described in note 10 of the Notes to Consolidated Financial Statements included in this report. During the quarter ended September 30, 2007, there were no material developments in the status of these legal proceedings.

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

The only material changes to the risk factors described in our annual report on Form 10-K for the year ended December 31, 2006 are to add the following:

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

In order to accomplish the reconfiguration of the 800 MHz spectrum band that is contemplated by the Report and Order, in most cases we will need to cease our use of a portion of the 800 MHz spectrum on our iDEN network in a particular market before we are able to commence use of replacement 800 MHz spectrum in that market. To mitigate the loss of the use of this spectrum, in many markets we will need to construct additional transmitter and receiver sites or acquire additional spectrum in the 800 MHz or 900 MHz bands. This spectrum may not be available to us on acceptable terms. In markets where we are unable to construct additional sites or acquire additional spectrum as needed, the decrease in capacity may adversely affect the performance of our iDEN network, require us to curtail subscriber additions in those markets until the capacity limitation can be corrected, or a combination of the two, particularly if the replacement 800 MHz spectrum is not available for a significant period of time. The FCC recently ordered that we vacate by June 2008 a portion of the 800 MHz spectrum that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum. Any delay by public safety licensees in relocating to the vacated spectrum, absent grant of a waiver by the FCC, would delay when we could commence use of the replacement 800 MHz spectrum. Degradation in network performance in any market could result in higher subscriber churn in that market, the effect of which could be exacerbated if we are forced to curtail subscriber additions in that market. A resulting loss of a significant number of subscribers could adversely affect our results of operations. In addition, the Report and Order gives the FCC the authority to suspend or otherwise limit our use of the 1.9 GHz spectrum that we received under the Report and Order if we do not comply with our obligations under the Report and Order.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 28, 2007, we issued to Gary Forsee, our former Chairman and Chief Executive Officer, an aggregate of 1,003 restricted stock units relating to our common shares. These restricted stock units were the result of dividend equivalent rights attached to restricted stock units granted Mr. Forsee in 2003. Each restricted stock unit represents the right to one common share once the unit vests. The restricted stock units vest in December 2007. Neither these restricted stock units, nor the common stock issuable once the units vest, were registered under the Securities Act of 1933, or Securities Act. The restricted stock units were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act because the restricted stock units were issued in a transaction not involving a public offering.

Issuer Purchases of Equity Securities

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
	Total		Part of Publicly	Shares that May
	Number of		Announced	Yet Be Purchased
	Shares	Average Price Paid	Plans or	Under the Plans
Period	Purchased(1)	per Share	Programs(2)	or Programs
				(in billions)

July 1 through July 31 common shares, Series 1	11,342,800	$21.74	11,342,800	$2.7
August 1 through August 31 common shares, Series 1	7,745,200	18.71	7,745,200	2.6
September 1 through September 30 common shares, Series 1	2,123,000	18.86	2,123,000	2.5

Total	21,211,000	20.34	21,211,000

(1)	Acquisitions of equity securities during the third quarter 2007 were pursuant to our share repurchase program.

(2)	On August 3, 2006, we announced that our board of directors authorized us to repurchase through open market purchases up to $6.0 billion of our common shares over an 18 month period expiring in the first quarter 2008. As of September 30, 2007, we had repurchased $3.5 billion of our common shares at an average price of $18.77 per share.

Item 5.	Other Information

Emergency Backup Power Rules

In October 2007, the FCC adopted rules that require wireless carriers to have eight hours of backup power at their cell sites and remote terminals. Wireless carriers may be able to exclude some of these facilities from the requirement if they can demonstrate in a report to be filed with the FCC within six months after the rules become effective that the installation of the equipment necessary to comply with the eight-hour back-up rules, e.g., generators or batteries, presents a risk to safety or life or health; is precluded by private legal obligation or agreement; or is precluded by Federal, state, tribal or local law. For those facilities that do not fall within one of these exclusions, wireless carriers are required to bring such facilities into compliance with the back-up power rules within twelve months from the effective date of the rules or file with the FCC a certified emergency backup power compliance plan detailing how the wireless carriers intend to meet the rules’ backup power requirements. The rules are not yet in effect. Compliance with the rules could result in significant costs to us. We are working with others in the wireless industry to consider seeking review of the rules.

E911 Ruling

In September 2007, the FCC adopted a yet to be released order that would change the method by which wireless carriers measure compliance with accuracy requirements for locating 911 callers. Under the order, accuracy would be measured against each of the more than 6,000 public safety answering points rather than an average of system performance over a national network. Implementation of this measurement method, which is required over a five-year period, could result in significant costs to us, and we could be subject to penalties if we do not comply with these new rules. We are evaluating the feasibility of implementing this measurement method, many aspects of which may not be feasible technically, and we are working with the wireless industry to consider an appropriate response, particularly if implementation continues to appear to be technically infeasible.

Item 6.	Exhibits

(a) The following exhibits are filed as part of this report:

(3) Articles of Incorporation and Bylaws:

3.1	Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to Sprint Nextel’s Current Report on Form 8-K filed August 18, 2005 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3 to Sprint Nextel’s Current Report on Form 8-K filed February 28, 2007 and incorporated herein by reference).

(4) Instruments defining the Rights of Sprint Nextel Security Holders:

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1.
4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2.

(10) Executive Compensation Plans and Arrangements:

10.1	Form of Evidence of Restricted Stock Unit Award under the 2007 Omnibus Incentive Plan for Larry C. Glasscock and Rodney O’Neal.
10.2	Evidence of Sign-On Award under the 2007 Omnibus Incentive Plan for Keith Cowan.
10.3	Evidence of Pro-Rated 2007 Long Term Incentive Plan Award under the 2007 Omnibus Incentive Plan for Keith Cowan.
10.4	Award Summary of Equity Award for Robert R. Bennett, dated August 17, 2007.
15	Letter Re: Unaudited Interim Financial Information.
31	Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).
32	Certification of Acting Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: November 9, 2007