Form 10-K
period 2007-12-31
SPRINT NEXTEL CORP
filed 2008-02-29
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-04721

SPRINT NEXTEL CORPORATION

(Exact name of registrant as specified in its charter)

KANSAS	48-0457967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 Sprint Parkway, Overland Park, Kansas	66251
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(800) 829-0965

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series 1 common stock, $2.00 par value	New York Stock Exchange
Guarantees of Sprint Capital Corporation 6.875% Notes due 2028	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2007, was $59,118,357,225

COMMON SHARES OUTSTANDING AT FEBRUARY 21, 2008:

VOTING COMMON STOCK
Series 1	2,774,113,035
Series 2	74,831,333

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of registrant’s fiscal year ended December 31, 2007, are incorporated by reference in Part III hereof.

SPRINT NEXTEL CORPORATION

See pages 29 and 30 for “Executive Officers of the Registrant”

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

We, together with three third party affiliates, or PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint® brand name utilizing wireless code division multiple access, or CDMA, technology. The PCS Affiliates, through commercial arrangements with us, provide wireless services mainly in and around smaller U.S. metropolitan areas on CDMA-based wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. We offer digital wireless services under our Nextel® brand name using integrated Digital Enhanced Network, or iDEN®, technology. We also offer wireless services that focus on the youth market, including our Boost Mobile® prepaid wireless service on our iDEN network and Boost Unlimited, a local calling prepaid service on our CDMA network. We are one of the largest providers of long distance services and one of the largest carriers of Internet traffic in the nation.

On December 17, 2007, Daniel R. Hesse joined our company as President and Chief Executive Officer. Senior management is currently reviewing our operations and assessing our strategies and future business plans. This process is still ongoing and, depending on the outcome our operations, future capital requirements and future valuation of our long-lived assets could be affected.

Our Series 1 voting common stock trades on the New York Stock Exchange, or NYSE, under the symbol “S.”

Business Combinations & Spin-off

We merged with Nextel Communications, Inc. and acquired Nextel Partners, Inc. in 2005 and 2006, respectively. We also have acquired seven former PCS Affiliates. We paid a premium over the fair value of the net tangible and intangible assets that we acquired in each of these business combinations. As a result, in connection with these business combinations, we recorded $26.3 billion of goodwill in addition to the $4.4 billion of goodwill previously recorded on our balance sheet. All of the goodwill was allocated to our Wireless segment. In the fourth quarter 2007, we conducted our annual assessment of goodwill for impairment. As a result, we recorded a $29.7 billion non-cash goodwill impairment charge in the fourth quarter 2007 in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 Goodwill and Other Intangible Assets. Refer to note 3 of the Notes to Consolidated Financial Statements for additional information.

On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our Local segment prior to the spin-off. The results of Embarq for periods before the spin-off are presented as discontinued operations, and we have recast information for our Wireless and Wireline segments for the periods presented in note 12 of the Notes to Consolidated Financial Statements.

Access to Public Filings and Board Committee Charters

Our website address is www.sprint.com. Information contained on our website is not part of this annual report. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.sprint.com/sprint/ir. These documents are available promptly after filing with the SEC. These documents also may be found at the SEC’s website at www.sec.gov.

We also provide public access to our Code of Ethics, entitled the Sprint Nextel Code of Conduct, our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Human Capital and Compensation Committee, the Executive Committee, the Finance Committee, and the Nominating and Corporate Governance Committee. The Code of Conduct, corporate governance guidelines and committee charters may be viewed free of charge on our website at the following address: www.sprint.com/governance. You may obtain copies of any of these documents free of charge by writing to: Sprint Nextel Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B424, Overland Park, Kansas 66251 or by email at shareholder.relations@sprint.com. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, we will post a notice of such action on our website at the following address: www.sprint.com/governance. Only the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.

Certifications

The certifications of our Chief Executive Officer and Acting Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report. We also filed with the NYSE in 2007 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Sprint Nextel of the NYSE corporate governance listing standards.

Our Business Segments

We have two reportable segments: Wireless and Wireline. See note 12 of the Notes to Consolidated Financial Statements for additional information on our segments.

Wireless

We offer a wide array of wireless mobile voice and data transmission services on networks that utilize CDMA and iDEN technologies.

Strategy

Our current strategy for the Wireless segment is to utilize state-of-the-art technology to provide differentiated wireless services and applications, including our push-to-talk, walkie-talkie applications, in order to acquire and retain wireless subscribers. To enable us to offer innovative applications and services, we are deploying high-speed evolution data optimized, or EV-DO, technology across our CDMA network. The services supported by this technology, marketed as Power VisionSM, give our subscribers with EV-DO-capable devices access to the Internet and numerous sophisticated high-speed data messaging, photo and video offerings, entertainment and location-based applications. Currently, EV-DO technology covers nearly 234 million people and serves customers in over 236 communities with populations of at least 100,000. We have incorporated EV-DO Rev. A, the most recent version of EV-DO technology, into over 82% of our CDMA network. We anticipate incorporating EV-DO Rev. A into all new cell sites added in our CDMA network in 2008. EV-DO Rev. A is designed to support a variety of internet protocol, or IP, video and high performance walkie-talkie applications on our CDMA network. In addition, we are improving our product and service offerings on our iDEN network, which will include the introduction of several new handsets in 2008.

Products and Services

We offer a wide array of wireless mobile telephone and data transmission services and features in a variety of pricing plans, including prepaid service plans. Our wireless mobile voice communications services include basic local and long distance wireless voice services, as well as voicemail, call waiting, three way calling, caller identification, directory assistance, call forwarding, speakerphone and voice-activated dialing features. Through a variety of roaming arrangements, we provide roaming services to areas in numerous countries outside the United States, including areas of Asia Pacific, Central and South America, North America and most major Caribbean islands.

Our data communications services include:

•	wireless photo and video offerings, including the ability to shoot and send digital still pictures and video clips from a wireless handset;

•	wireless data communications, including Internet access and messaging and email services;

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

We offer walkie-talkie services, which give subscribers with iDEN-based devices the ability to communicate instantly across the continental United States and to and from Hawaii. Also, through agreements with third parties, subscribers with iDEN-based devices can communicate instantly with our walkie-talkie feature to and from selected areas in Canada, Latin America and Mexico. Our walkie-talkie features offer subscribers instant communications in a variety of other ways, including push-to-email applications that allow a user to send a streaming voice message to an email recipient, and off-network walkie-talkie communications available on certain handsets. Our line of combined CDMA-iDEN devices, marketed as PowerSource, feature voice and data applications, including our Power Vision data applications, over our CDMA network and our walkie-talkie applications over our iDEN network, giving users the benefits of instant communications coupled with high quality voice services. We are focusing our sales efforts of PowerSource devices toward existing subscribers of iDEN services to offer them the additional benefit of higher data speeds on CDMA. In 2008, we plan to launch QUALCOMM Incorporated’s QChat® technology, which is designed to provide high performance walkie-talkie services on our CDMA network, and we are designing interfaces to provide for interoperability of walkie-talkie services on our CDMA and iDEN networks. Upon successful launch of QChat devices, we expect that they will succeed the PowerSource devices. Currently, we are testing the QChat application on our CDMA network and plan to launch customer user group trials in early 2008 with a goal of launching the related service offerings in 2008. For information regarding a dispute involving the intellectual property rights of QUALCOMM that relate to QChat, see Item 1A, “Risk Factors—The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.”

We also offer wireless services that focus on the youth market, including our Boost Mobile prepaid wireless service on our iDEN network and Boost Unlimited®, a local calling prepaid service on our CDMA network.

Our services are provided using a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We generally sell these devices at prices below our cost in response to competition, to attract new customers and as retention inducements for existing customers.

We sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to customers, and we sell handsets and accessories to agents and other third-party distributors for resale.

We offer wholesale CDMA-based wireless services to resellers, commonly known as mobile virtual network operators, or MVNOs. MVNOs purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of subscriber acquisition, billing and customer service. We currently provide wholesale services, through multi-year, wholesale agreements, to a number of MVNOs, including Virgin Mobile USA, Qwest Communications International, Inc., Movida Communications, Inc., Helio Inc. and Embarq. Virgin Mobile USA offers prepaid wireless service targeted to the youth and prepaid markets and was originally formed as a joint venture between us and Virgin Group.

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

Although we market our services using traditional print and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships. We are the title sponsor of the NASCAR Sprint Cup SeriesTM, the premier national championship series of the National Association for Stock Car Auto Racing, or NASCAR®. We are NASCAR’s official telecommunications sponsor, which entitles us to a variety of branding, advertising, merchandising and technology-related opportunities, many of which are exclusive with NASCAR, its drivers and teams, and the racetrack facilities. We also are the official telecommunications service provider of the National Football League, or NFL, and the provider of exclusive and original NFL-related content as part of our Sprint-branded wireless service. The goal of these initiatives, together with our other marketing initiatives, which include affiliations with most major sports leagues, is to increase brand awareness in our targeted customer base and expand the use of our customer-convenient distribution channels: web sales, telesales and retail stores.

We added about 1.6 million net post-paid subscribers on the CDMA network in 2007; however, we have experienced a continued decline in the number of new CDMA post-paid subscribers in the fourth quarter 2007. Competitive marketing conditions including increased advertising and promotions among our competitors have contributed to the decline in the number of new customers. Churn of CDMA customers improved slightly in 2007 as compared to 2006; however, our post-paid churn remains high relative to our competitors.

We have experienced declines in the number of new iDEN post-paid subscribers in recent quarters and we lost about 2.8 million net post-paid subscribers of iDEN-based services during 2007. Consumer sentiment regarding the iDEN network, reduced marketing programs and limited new handset offerings at higher than market prices have all contributed to the decline in new iDEN customers. Capacity constraints in certain markets on the iDEN network have improved in recent quarters due to fewer subscribers and investments we have made to improve the network.

Our customer management organization works to improve our customer’s experience, with the goal of retaining subscribers of our wireless services. Customer service call centers, some of which are operated by us and some of which are operated by independent contractors, receive and respond to inquiries from customers. We have implemented initiatives that are designed to improve call center processes and procedures, including those related to customer satisfaction ratings with respect to customer care and first call resolution. As of December 31, 2007, about 72% of our direct post-paid subscriber base is managed on a single billing platform, which we believe has increased functionality for our customer care representatives and has the potential to enhance the customer experience. We expect to convert our remaining post-paid subscribers in the first half 2008.

Wireless Network Technologies

CDMA Network

We provide our Sprint-branded post-paid, Boost Mobile branded prepaid and wholesale wireless services over our CDMA network, an all-digital wireless network with spectrum licenses that allow us to provide service in all 50 states, Puerto Rico and the U.S. Virgin Islands. The CDMA network uses a single frequency band and a digital spread-spectrum wireless technology that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format.

We, together with the PCS Affiliates, operate CDMA networks in 360 metropolitan markets, including 341 of the 349 largest U.S. metropolitan areas, where more than 271 million people live or work. We provide nationwide service through a combination of:

•	operating our own digital network in both major and smaller U.S. metropolitan areas and rural connecting routes using CDMA technology;

•	affiliations under commercial arrangements with the PCS Affiliates; and

•	roaming on other providers’ networks.

Under the terms of the commercial arrangements with the PCS Affiliates, our wireless services are offered under the Sprint brand on CDMA networks built and operated at the expense of the PCS Affiliates. In most instances, the PCS Affiliates use spectrum licensed to, and controlled by, us. The PCS Affiliates operate mainly in and around smaller U.S. metropolitan areas.

CDMA subscribers can use their phones through roaming agreements in countries other than the United States, including areas of Asia Pacific, Central and South America, North America and most major Caribbean islands. Our digital quad band devices can utilize global system for mobile communications, or GSM, technology, the network technology utilized by many wireless providers throughout Europe and other parts of the world, which enables subscribers to roam in numerous countries outside the U.S., including countries in Europe.

We are deploying the high-speed EV-DO technology across our CDMA network. EV-DO increases average mobile-device data speeds up to ten times faster when compared to the prior generation technology. In addition, this technology delivers applications and services available only on EV-DO-capable handsets and laptops equipped with EV-DO-capable Sprint PCS Connection CardsTM. The services supported by this technology, marketed as Power Vision, give consumer and business customers access to numerous sophisticated applications using EV-DO-capable devices, including mobile desktop, data messaging, photo and video offerings, entertainment and location-based applications. Currently, EV-DO technology covers nearly 234 million people and serves customers in over 236 communities with populations of at least 100,000, which represents the majority of the footprint of our CDMA network. EV-DO data roaming is available in selected markets in Canada and Mexico.

We have incorporated EV-DO Rev. A, the most recent version of EV-DO technology, into over 82% of our CDMA network. We anticipate incorporating EV-DO Rev. A into all new cell sites added to our CDMA network in 2008. EV-DO Rev. A is designed to support a variety of IP, video and high performance walkie-talkie applications on our CDMA network.

The cell site equipment used in the CDMA network often resides on buildings or communications towers, most of which are leased from third parties. The acquisition of Nextel has given us access to cell site communications towers erected for use in connection with the Nextel iDEN network, which in some cases enables us to co-locate CDMA cell site equipment on these towers. Similarly, in certain circumstances, we are able to co-locate iDEN cell site equipment on the CDMA communications towers. We also locate cell site equipment on buildings and deploy in-building systems and outdoor distributed antenna systems where cell site solutions are not feasible.

iDEN Network

We provide our Nextel-branded post-paid and Boost Mobile-branded prepaid wireless services over our iDEN network. Our iDEN network is an all-digital packet data network based on iDEN wireless technology provided by Motorola, Inc. We are the only national wireless service provider in the United States that utilizes iDEN technology, and, generally, the iDEN handsets that we currently offer are not enabled to roam onto wireless networks that do not utilize iDEN technology. We operate iDEN networks in 355 metropolitan markets, including 336 of the top 349 U.S. markets, where about 266 million people live or work.

We have roaming or interoperability agreements with iDEN-based wireless service providers that operate in selected areas of Canada, Mexico, Argentina, Brazil, Chile and Peru, which gives subscribers of iDEN-based services the ability to utilize our walkie-talkie services to communicate to and from these markets. Subscribers can also get voice only services when roaming on iDEN-based wireless service providers in areas of Singapore, the Philippines, South Korea, Israel, Jordan and Guam. With an i930 or i920 iDEN handset, subscribers are able to roam in numerous countries outside the U.S., including countries in Europe. These handsets utilize GSM technology. In addition, any iDEN subscriber can remove the subscriber identity module, or SIM, card found in each iDEN handset and place it in any unlocked device that utilizes GSM technology when traveling outside of the U.S.

Although the iDEN technology offers a number of advantages over other technology platforms, including the ability to offer our walkie-talkie features, unlike other wireless technologies, it is a proprietary technology that relies principally on our and Motorola’s efforts for further research, and product development and innovation. We rely on Motorola to provide us with technology improvements designed to expand and improve our iDEN-based wireless services. Motorola provides substantially all of the iDEN infrastructure equipment used in our iDEN network, and substantially all iDEN handset devices. We have agreements with Motorola that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our network. Motorola also provides integration services in connection with the deployment of iDEN network elements. We have also agreed to warranty and maintenance programs and specified indemnity arrangements with Motorola. Motorola is, and is expected to continue to be, our supplier of iDEN infrastructure and iDEN handsets, except primarily for BlackBerry® devices, which are manufactured by Research In Motion. Further, our ability to timely and efficiently implement the Report and Order of the Federal Communications Commission, or FCC, which implemented a spectrum reconfiguration plan designed to eliminate interference with public safety operators in the 800 megahertz, or MHz, band, is dependent, in part, on Motorola. See “Item 1A. Risk Factors—If Motorola is unable or unwilling to provide us with equipment and handsets in support of our iDEN-based services, as well as anticipated handset and infrastructure improvements for those services, our operations will be adversely affected.”

Competition

We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T (formerly known as Cingular Wireless), Verizon Wireless and T-Mobile. AT&T and Verizon also offer competitively-priced wireless services packaged with local and long distance voice, high-speed Internet services and video. We also compete with regional providers of mobile wireless services, such as Alltel Corporation. Our Boost Mobile-branded prepaid and Boost Unlimited services compete with a number of regional carriers, including Metro PCS Communications, Inc. and Leap Wireless International, Inc., which offer competitively-priced calling plans that include unlimited local calling. Competition will increase to the extent that new firms enter the market as additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum, including wireless fidelity, or WiFi. The continued addition of MVNOs also contributes to increased competition.

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

In addition to pricing, we believe that our targeted customers are also likely to base their purchase decisions on quality of service and the availability of differentiated features and services that make it easier for them to get things done quickly and efficiently. We believe we compete based on our differentiated service offerings and products, including our Power Vision applications and push-to-talk walkie-talkie feature. Our primary competitors offer high-speed data, imaging, entertainment and location-based services and walkie-talkie-type features that are designed to compete with our differentiated products and services. Other competitors offer, or have announced plans to introduce similar services. To the extent that our competitors offer, or are able to provide applications and features that are comparable to ours, any competitive advantage from the differentiation of our services from those of our competitors would be reduced. To the extent that the competitive environment requires us to decrease prices or increase service and product offerings, our revenue could decline or our costs could increase. Competition in pricing and service and product offerings also may adversely impact customer retention. See “Item 1A. Risk Factors—We face intense competition that may reduce our market share and harm our financial performance.”

Wireline

We provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

Strategy

In an effort to maintain market share in an environment where many wireline communications services, primarily stand-alone voice services, are being marketed and sold as low-cost commodities, our Wireline segment focuses on expanding its presence in the data communications markets by utilizing our principal strategic assets: our high-capacity national fiber-optic network, our Tier 1 IP network, our base of business customers, our established national brand and offerings available from our Wireless segment. We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP services, we are converting many of our existing customers from asynchronous transfer mode, or ATM, and frame relay to more advanced IP technologies, in part to support our effort to move to one platform. We also are taking advantage of the growth in voice services provided by cable multiple system operators, or MSOs, as consumers increase their use of MSOs as alternatives to local and long distance voice communications providers, by providing large cable MSOs with local and long distance voice communications service, which they offer as part of their bundled service offerings.

Products and Services

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services, including domestic and international data communications using various protocols such as multi-protocol label switching, or MPLS, technologies, as well as IP, ATM, frame relay and managed network services and voice services. We also provide services to cable MSOs that resell our local and long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end user customers. Although we continue to provide voice services to residential consumers, we no longer actively market those services. Our Wireline segment markets and sells its services primarily through direct sales representatives. We also provide voice and data services to our Wireless segment.

Competition

Our Wireline segment competes with AT&T, Verizon Communications, Qwest Communications, Level 3 Communications, Inc., other major local incumbent operating companies, cable operators and other telecommunications providers in all segments of the long distance communications market. Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers are competing in the residential and small business markets by offering bundled packages of both local and long distance services. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See “Item 1A. Risk Factors—We face intense competition that may reduce our market share and harm our financial performance.”

WiMAX Initiative

We plan to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the Worldwide Inter-Operability for Microwave Access, or WiMAX, standard. We are designing this network to support a wide range of high-speed IP-based wireless services in a mobile environment. Our initial plans contemplate deploying the new network and introducing commercial service offerings in Chicago, Baltimore and Washington, DC in mid-2008. We are exploring strategic initiatives and third party and other financing alternatives related to this initiative.

Legislative and Regulatory Developments

Overview

Communications services are subject to regulation at the federal level by the FCC and in certain states by public utilities commissions, or PUCs. The Communications Act of 1934, or Communications Act, preempts states from regulating the rates or entry of commercial mobile radio service, or CMRS, providers, such as those services provided through our Wireless segment, and imposes various licensing and technical requirements implemented by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses. CMRS providers are subject to state regulation of other terms and conditions of service. Our Wireline segment also is subject to limited federal and state regulation.

The following is a summary of the regulatory environment in which we operate and does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. See “Item 1A. Risk Factors—Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects or results of operations.” Regulation in the communications industry is subject to change, which could adversely affect us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

Regulation and Wireless Operations

The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by CMRS providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, although the FCC’s rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•

grant licenses in the 800 MHz band, 900 MHz band, 1.9 GHz personal communications services, or PCS, band, and 2.1 and 2.5 GHz Broadband Radio Service, or BRS, and Educational Broadband Service, or EBS, bands, and license renewals;

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

We hold several kinds of licenses to deploy our services: 1.9 GHz PCS licenses utilized in our CDMA network, and 800 MHz and 900 MHz licenses utilized in our iDEN network. We also hold 2.1 GHz BRS licenses, 2.5 GHz BRS licenses, and we lease use of 2.5 GHz BRS and EBS licenses held by others, for our first generation fixed wireless Internet access service and eventual use in our WiMAX next generation broadband wireless network. We also hold and lease 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations, but which we intend to use in the future consistent with customer demand and our obligations as a licensee.

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

BRS-EBS License Conditions

We hold and lease FCC BRS and EBS licenses. We currently use a portion of this spectrum to provide fixed wireless Internet access services to homes and small businesses using “first generation” line-of-sight technology. This service operates across the country in 14 markets with approximately 14,000 subscribers. We operate our network and a third party provides customer care.

In 2004, the FCC ordered that the 2496-2690 MHz band, or the 2.5 GHz band, which is the spectrum for our EBS and BRS licenses, be reconfigured into upper and lower-band segments for low-power operations, and a mid-band segment for high-power operations. Transition to the new band plan has begun. We and other parties are transitioning the 2.5 GHz band to its new configuration market-by-market in a process that may require several years to complete nationally. As of early January 2008, we had served pre-transition data requests to licensees in 264 BTAs, filed initiation plans with the FCC for 226 BTAs and filed notices of completion for transitions in 175 BTAs. When the transition is complete, we believe that the 2.5 GHz band will be more suitable for our WiMAX next generation broadband wireless network. We intend to provide fourth generation, or 4G, Wireless Interactive Multimedia Services, or WIMS, and other services, such as fixed point-to-point communications, using this spectrum.

The FCC affirmed its prohibition of commercial ownership on approximately 62% of the total 2.5 GHz spectrum band, which is held primarily by educational institutions; however, these institutions are authorized to lease up to 95% of their licensed capacity to commercial operators, such as us, subject to certain restrictions. In addition, the FCC adopted a band plan that requires the relocation of licensed BRS operations from the 2150-2162 MHz band, or the 2.1 GHz band, into the 2.5 GHz band. The FCC adopted rules that require new licensees in the 2.1 GHz band to provide incumbent licensees with “comparable facilities,” which will permit incumbents to continue to offer fixed data services to current and future subscribers if they choose to do so.

All BRS-EBS licenses are subject to renewal. In January 2007, the FCC Wireless Telecommunications Bureau reinstated more than 50 expired EBS licenses and additional requests for reinstatement of expired EBS licenses remain pending at the FCC. Since January 2007, approximately 150 additional former licensees have sought to reinstate expired licenses. We have and will continue to challenge the validity of these requested or adopted reinstatements, but there can be no assurance that our challenges will be successful. The reinstatement of an expired license may affect our wireless broadband deployment plans in a market in which the reinstated license interferes with one or more of our 2.5 GHz holdings or otherwise requires alteration of our deployment plans.

The FCC conditioned its approval of the Sprint-Nextel merger on two deployment milestones in the 2.5 GHz spectrum band. Within four years following the August 8, 2005 effective date of the merger order, we must offer service using the 2.5 GHz band to a population of no less than 15 million people. This deployment must include areas within a minimum of nine of the nation’s most populous 100 BTAs and at least one BTA less populous than the nation’s 200th most populous BTA. In these ten BTAs, the deployment must cover at least one-third of each BTA’s population. In addition, within six years from the effective date of the merger order, we must offer service using the 2.5 GHz band to at least 15 million more people in areas within a minimum of nine additional BTAs in the 100 most populous BTAs, and at least one additional BTA less populous than the nation’s 200th most populous BTA. In these additional ten BTAs, the deployment must also cover at least one-third of each BTA’s population. Like all BRS-EBS licensees, we must provide “substantial service” to the public on each of our 2.5 GHz licenses by May 1, 2011.

800 MHz Band Spectrum Reconfiguration

In recent years, the operations of a number of public safety communications systems in the 800 MHz block of spectrum have experienced interference that is believed to be a result of the operations of CMRS providers operating on adjacent frequencies in the same geographic area.

In 2001, Nextel filed a proposal with the FCC that would result in a more efficient use of spectrum through the reconfiguration of spectrum licenses and spectrum allocations in the 700, 800 and 900 MHz bands and, thereby, resolve many of these interference problems. In 2004, following a rulemaking process to consider proposals to solve the public safety interference issue, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. In February 2005, Nextel accepted the Report and Order, which was necessary before the order became effective, because the Report and Order required Nextel to undertake a number of obligations and accept modifications to its FCC licenses. We assumed these obligations when we merged with Nextel in August 2005.

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

The reconfiguration process is to be completed by geographic region and involves reaching agreement and coordinating numerous processes with the incumbent licensees in that region, as well as vendors and contractors that will be performing much of the reconfiguration. We are permitted to continue to use the spectrum in the 800 MHz band that was surrendered under the Report and Order during the reconfiguration process; however, as part of the reconfiguration process in most regions, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum, which has contributed to the capacity constraints experienced on our iDEN network, particularly in some of our more capacity constrained markets, and has, in the past, impacted the performance of our iDEN network in the affected markets.

The Report and Order requires us to complete the 800 MHz band reconfiguration within a 36-month period, ending in June 2008, subject to certain exceptions, particularly with respect to markets that border Mexico and Canada, and to complete the 1.9 GHz band reconfiguration within a 31.5-month period, originally ending in September 2007 and recently extended, as discussed below. If, as a result of events within our control, we fail to complete our reconfiguration responsibilities within the designated time periods for either the 800 MHz or 1.9 GHz reconfigurations, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe, based on our experiences to date, that the 800 MHz reconfiguration will not be completed within the applicable FCC designated time period due primarily to circumstances largely outside of our control.

On September 11, 2007, the FCC issued a Third Memorandum Opinion and Order, or Third MO&O, in which the FCC ordered, among other things, that by June 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum. Based upon status reports filed by the 800 MHz Transition Administrator, or TA, and discussions with public safety licensees, we believe that a significant number of large public safety agencies will not be able to complete their reconfigurations by June 2008. Should this occur, the Third MO&O provides that we would no longer have access to a significant portion of 800 MHz spectrum.

Any sudden and significant decrease in network capacity that results from the requirements of the Third MO&O could adversely affect the performance of our iDEN network. To compensate, we could attempt to construct additional sites or acquire additional spectrum, to the extent possible. In those markets where these network investments are not possible, we may be required to curtail subscriber additions and incent certain existing subscribers of iDEN services to use PowerSource devices or move to our CDMA network until the capacity limitation can be alleviated, particularly if the replacement 800 MHz spectrum is not available for any length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. The loss of a significant number of subscribers could adversely affect our results of operations.

We believe that the Third MO&O is not consistent with the terms of the Report and Order or our understanding of the reconfiguration process described in the Report and Order, which served as the basis under which Nextel consented to its terms. In addition, we believe that the process by which the Third MO&O was adopted was legally deficient in a number of respects. Accordingly, on October 12, 2007, we filed an appeal with the U.S. Court of Appeals for the D.C. Circuit. On November 27, 2007, the U.S. Court of Appeals granted our Motion for Expedition, setting forth an accelerated briefing schedule which should result in a decision by the Court by the FCC’s June 2008 deadline. Both the FCC and we have filed our briefs with the Court, and oral arguments are scheduled to begin on March 18, 2008.

In addition, as part of the Report and Order, the reconfiguration of the 1.9 GHz band was required to be completed by September 7, 2007. On September 5, 2007, we, along with the Association for Maximum Service Television, Inc., or MSTV, the National Association of Broadcasters, or NAB, and the Society of Broadcast Engineers, or SBE, filed a joint petition requesting an additional 29 months to complete the transition of the broadcast auxiliary service, or BAS, to frequencies above 2025 MHz. On November 6, 2007, the FCC granted a waiver until January 5, 2008 to complete the BAS transition above 2025 MHz. On December 6, 2007, Sprint Nextel, the MSTV, the NAB and the SBE submitted a consensus plan for completing the transition of the BAS licensees that should complete the BAS transition by September 2009. The FCC subsequently extended the waiver of the BAS relocation date until March 5, 2008 and encouraged the BAS licensees and new entrant mobile-satellite service licensees to continue discussing ways to share use of the spectrum before the transition is completed.

The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum positions in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that, for purposes of calculating that payment amount, the value of the 1.9 GHz spectrum is about $4.9 billion and the aggregate value of the 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2.1 billion, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures of about $2.8 billion by us under the Report and Order. The FCC has designated the TA to monitor, facilitate and review our expenditures for 800 MHz band reconfiguration. A precise methodology for evaluating and confirming our internal network costs has not yet been established by the TA. Because the TA may not agree that all of the costs we submit as external and internal costs are appropriate or are subject to credit, we may incur certain costs as part of the reconfiguration process for which we will not receive credit against the potential payment to the U.S. Treasury.

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. If so, we will be required to pay the difference to the U.S. Treasury, as described above. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program and through December 31, 2007, we have incurred approximately $1.1 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. If we are successful in our appeal of the Third MO&O, we estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfiguration will range between $2.7 billion and $3.4 billion. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian and Mexican border regions for which there are currently no approved border plans. In addition, the above range does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. If we are unsuccessful in our appeal of the Third MO&O, we anticipate that our costs could exceed $3.4 billion by an amount that would likely be material. However, we believe that it is unlikely we will be required to make a payment to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions had been requested or made as of December 31, 2007.

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

911 Services

Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911, or E911, services in a two-tiered manner. Specifically, wireless carriers are required to transmit to a requesting public safety answering point, or PSAP, both (a) the 911 caller’s telephone number and (b) the location of the cell site from which the call is being made using latitude and longitude. With respect to our iDEN and CDMA network services, such information can be determined only if the caller is using a handset with global positioning satellite, or GPS, capability. Implementation of E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and carrier.

In September 2007, the FCC adopted an order that changes the method by which wireless carriers measure compliance with accuracy requirements for locating 911 callers. Under the order, accuracy must be measured against each of the more than 6,000 PSAP boundaries rather than an average of system performance over a national network. Implementation of this measurement method, which is required over a five-year period, could result in significant costs to us and could subject us to penalties if we do not comply with these new rules. We are evaluating the feasibility of implementing this measurement method, many aspects of which may not be feasible technically, and we are working with the wireless industry to consider an appropriate response, particularly if implementation continues to appear to be technically infeasible. We have sought a stay of the effectiveness of the FCC’s order and filed an appeal of the order with the U.S. Court of Appeals for the D.C. Circuit on February 25, 2008.

Homeland Security

Homeland security issues are receiving attention at the FCC, from the states and in Congress. The FCC chairman has created a new FCC bureau devoted to this area. We expect that increased scrutiny of wireless carriers’ networks and several new initiatives could lead to new regulatory requirements regarding disaster preparedness, network reliability, and communications among first responders. In October 2006, Congress passed the Warning, Alert and Response Network Act, or WARN Act, which created a new voluntary wireless emergency alert program. As a result of the WARN Act, the FCC created the Commercial Mobile Service Alert Advisory Committee to recommend standards and protocols for delivery of emergency alerts to wireless customers. The FCC recently released a Notice of Proposed Rulemaking on the recommendations of the Advisory Committee. We have filed comments in the proceeding, but we are unable to predict the impact of these initiatives on our business.

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

State and Local Regulation

While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, certain State PUCs and local governments regulate customer billing, termination of service arrangements, advertising, certification of operation, use of handsets when driving, service quality, sales practices, management of customer call records and protected information and many other areas. Also, some state attorneys general have become more active in enforcing state consumer protection laws against sales practices and services of wireless carriers. Varying practices among the states may make it more difficult for us to implement national sales and marketing programs. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC, and some states are requiring wireless carriers to help fund the provision of intrastate relay services for consumers who are hearing impaired. We anticipate that these trends will continue to require us to devote legal and other resources to work with the states to respond to their concerns while attempting to minimize any new regulation and enforcement actions that could increase our costs of doing business.

Regulation and Wireline Operations

Competitive Local Service

The Telecommunications Act of 1996, or Telecom Act, the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers, or ILECs, to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements, or UNEs, and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide wholesale services to cable television companies that wish to compete in the local voice telephony market.

We provide cable companies with communications and back-office services to enable the cable companies to provide competitive local and long distance telephone services primarily in a voice over IP, or VoIP, format to their end-user customers. We are now providing these services to cable companies in a number of states while working to gain regulatory approvals and obtain interconnection agreements to enter additional markets. Certain rural ILECs continue to take steps to impede our ability to provide services to the cable companies in an efficient manner. However, regulatory decisions in several states may speed our market entry in those states.

Voice over Internet Protocol

We offer a growing number of VoIP-based services to business customers and transport VoIP-originated traffic for various cable companies. The FCC has not yet resolved the regulatory classification of VoIP services, but continues to consider the regulatory status of various forms of VoIP. In 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed and conventional telephone numbers are not used, is an unregulated “information service,” rather than a telecommunications service, and preempted state regulation of this service. The FCC also ruled that long distance offerings in which calls begin and end on the ordinary public switched telephone network, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering the services subject to all the regulatory obligations imposed on ordinary long distance services, including payment of access charges and contributions to the universal service funds, or USF. In addition, the FCC preempted states from exercising entry and related economic regulation of interconnected VoIP services that require the use of broadband connections and specialized customer premises equipment and permit users to terminate calls to and receive calls from the public switched telephone network. However, the FCC’s ruling did not address specifically whether this form of VoIP is an “information service” or a “telecommunications service,” or what regulatory obligations, such as intercarrier compensation, should apply. Nevertheless, the FCC requires interconnected VoIP providers to contribute to the federal USF, offer E911 emergency calling capabilities to their subscribers, and comply with the electronic surveillance obligations set forth in the Communications Assistance for Law Enforcement Act, or CALEA. Because we provide VoIP services and transport VoIP-originated traffic, an FCC ruling on the regulatory classification of VoIP services and the applicability of specific intercarrier compensation rates is likely to affect the cost to provide these services; our pricing of these services; access to numbering resources needed to provide these services; and long-term E911, CALEA and USF obligations. Two parties have recently filed petitions with the FCC seeking forbearance from the intercarrier compensation rules as they apply to VoIP traffic. These petitions seek opposite results – one petition argues that access charges should not apply to VoIP traffic, while the other petition argues that access charges should apply. The FCC has at most 15 months to act on these petitions.

High-speed Internet Access Services

Following a June 2005 U.S. Supreme Court decision affirming the FCC’s classification of cable modem Internet access service as an “information service” and declining to impose mandatory common carrier regulation on cable providers, the FCC issued an order in September 2005 declaring that the wireline high-speed Internet access services, which are provided by ILECs, are “information services” rather than “telecommunications services.” As a result, over time ILECs have been relieved of certain obligations regarding the provision of the underlying broadband transmission services. In 2007, the FCC followed this decision with a similar deregulation of wireless high-speed Internet access services. Such deregulation should result in less regulation of some of our EV-DO and WiMAX products and services. Deregulation of broadband services, however, has sparked a debate over “net neutrality” and “open access.” Proponents of “net neutrality” assert that operators of broadband transmission facilities should not be permitted to make distinctions among content providers for priority access to the underlying facilities and that networks should be “open” to use by any device the customer chooses to bring to the network. While we have announced our intention to open the wireless operating platform of our handsets through our participation with Google in the Open Handset Alliance, an open access or net neutrality mandate that is not narrowly crafted could adversely affect the operation of our broadband networks by constraining our ability to control the network and protect our users from harm caused by other users and devices. Additionally, the FCC has a pending proceeding to consider whether all high-speed Internet access services, regardless of the technology used, are subject to various FCC consumer protection regulations. The imposition of any such obligations could result in significant costs to us.

Other Regulations

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules generally require both wireline and wireless telecommunications carriers, such as us, to provide full and fair disclosure of all charges on their bills, including brief, clear, and non-misleading plain language descriptions of the services provided. In response to a petition from the National Association of State Utility Consumer Advocates, the FCC found that state regulation of CMRS rates, including line items on consumer bills, is preempted by federal statute. This decision was overturned by the 11th Circuit Court of Appeals and the Supreme Court denied further appeal. As a consequence, there may be an increase in state activities to impose various regulations on the billing practices of wireless carriers. The FCC is continuing to look at issues of consumer protection, including the use of early termination fees, and the appropriate state and federal roles. If states gain such authority, or there are other changes in the Truth in Billing rules, our billing and customer service costs could increase.

Access Charge Reform

ILEC and competitive local exchange carriers, or CLECs, impose access charges for the origination and termination of long distance calls upon wireless and long distance carriers, including our Wireless and Wireline segments. Also, interconnected local carriers, including our Wireless segment, pay to each other reciprocal compensation fees for terminating interconnected local calls. In addition, ILECs and CLECs impose special access charges for their provision of dedicated facilities to other carriers, including both our Wireless and Wireline segments. These fees and charges are a significant cost for our Wireless and Wireline segments. There are ongoing proceedings at the FCC related to access charges and special access rates, which could impact our costs for these services, but these proceedings have been pending for some time and FCC action is not anticipated in the near future.

In the past year, several ILECs have sought and received forbearance from FCC regulation of certain enterprise broadband services. Specifically, the FCC granted forbearance to AT&T, ACS Anchorage, Embarq and Citizens from price regulation of their non-time division multiplexing, or TDM-based high-capacity special access services. Furthermore, in 2007, the U.S. Court of Appeals for the District of Columbia found that Verizon was “deemed granted” forbearance from the same rules when the FCC deadlocked on its similar forbearance petition, and that the “deemed grant” was unreviewable by the Court. Our request for en banc review was denied. We have appealed the FCC’s rulings with respect to AT&T and Embarq. These deregulatory actions by the FCC could enable the ILECs to raise their special access prices.

The FCC currently is considering measures to address “traffic pumping” by local exchange carriers, or LECs, predominantly in rural exchanges, that have very high access charges. Under traffic pumping arrangements, the LECs partner with other entities to offer “free” or almost free services (such as conference calling and chat lines) to end users; these services (and payments to the LECs’ partners) are financed through the assessment of high access charges on the end user’s long distance or wireless carrier. Because of the peculiarities of the FCC’s access rate rules for small rural carriers, these LECs are allowed to base their rates on low historic demand levels rather than the vastly higher “pumped” demand levels, which enables the LEC to earn windfall profits. The FCC is considering the legality of traffic pumping arrangements as well as rule changes to ensure that rates charged by LECs experiencing substantial increases in demand volumes are just and reasonable. As a major wireless and wireline carrier, we have been assessed millions of dollars in access charges for “pumped” traffic. Adoption by the FCC of appropriate measures to limit the windfall profits associated with traffic pumping will have a direct beneficial impact on us. Also, we and other carriers have traffic pumping cases against several LECs and their traffic pumping partners pending in various U.S. district courts and the Iowa Utilities Board.

Universal Service Reform

Communications carriers contribute into and receive support from the USF, established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. The USF is funded from assessments on communications providers, including our Wireless and Wireline segments, based on FCC-prescribed contribution factors applicable to our interstate and international end-user revenues from telecommunications services and interconnected VoIP services. Similarly, many states have established their own universal service funds into which we contribute. The FCC is considering changing the interstate revenue-based assessment with an assessment based on telephone numbers or connections to the public network, which could impact the amount of our assessments, but it is not clear that the FCC is prepared to take action in the near future. As permitted, we assess customers for these USF charges.

The FCC also is considering changing the way it distributes federal USF support to carriers. In particular, FCC or state actions could make it more difficult for our Wireless segment, which currently receives support in 24 states as an Eligible Telecommunications Carrier, or ETC, to qualify for and to receive support. In 2007, through approvals of mergers and acquisitions, the FCC capped the amount of USF money Alltel and AT&T Wireless can receive, and the FCC is considering other means to cap the amount other wireless carriers, including us, can receive. Further restrictions on our ETC status at the federal and state levels could result in the rescission of our ETC status, and a group of rural LECs has challenged our ETC designation in Virginia. We demonstrated that this challenge was without merit, and to date, no action has been taken. The Federal-State Joint Board on Universal Service has recommended significant changes to the federal USF, including a cap on USF support to competitive ETCs, and establishment of separate mobility, broadband, and “provider of last resort” funds. The FCC has sought comment on these proposals, as well as other proposals to limit the size of the fund. If adopted by the FCC as proposed, these changes would likely reduce our ETC universal service support, with little or no reduction in our USF contribution obligations.

Electronic Surveillance Obligations

The CALEA requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we are in compliance with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and records concerning those communications. We are a defendant in four purported class action lawsuits that allege that we participated in a program of intelligence gathering activities for the federal government following the terrorist attacks of September 11, 2001 that allegedly violated federal and state law. Relief sought in these cases includes injunctive relief, statutory and punitive damages, and attorneys’ fees. We believe these suits have no merit. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information.

Privacy-Related Regulations

We comply with FCC customer proprietary network information, or CPNI, rules, which require carriers to comply with a range of marketing and safeguard obligations. These obligations focus on carriers’ access, use, storage and disclosure of CPNI. In 2007, the FCC adopted a new CPNI Order that imposed additional CPNI obligations on carriers. The new CPNI rules took effect in December 2007. We are utilizing a variety of compliance vehicles, such as technical and systematic solutions and updated policies and procedures, to conform our operations to the new CPNI obligations. The technical and systematic solutions offer significant data security benefits, but they also require significant development and testing. We petitioned the FCC for a limited waiver of some new CPNI rules so that we could complete development, testing and deployment of our CPNI compliance solutions. No opposition comments were filed in response to our petition. We also continue to monitor our CPNI compliance program and make enhancements and improvements when necessary.

Emergency Backup Power Rules

In October 2007, the FCC adopted rules that require wireless carriers to have eight hours of backup power at their cell sites and remote terminals. Wireless carriers may be able to exclude some of these facilities from the requirement if they can demonstrate in a report to be filed with the FCC within six months after the rules become effective that the installation of the equipment necessary to comply with the eight-hour back-up rules, e.g., generators or batteries, presents a risk to safety, life or health; is precluded by private legal obligation or agreement; or is precluded by Federal, state, tribal or local law. For those facilities that do not fall within one of these exclusions, wireless carriers are required to bring such facilities into compliance with the back-up power rules within twelve months from the effective date of the rules or file with the FCC a certified emergency backup power compliance plan detailing how the wireless carrier intends to meet the backup power requirements. The rules are not yet in effect. Assuming that compliance is even possible, which is not likely, such compliance with the rules could result in significant costs to us. We have requested and been granted a stay of the rules by the U.S. Court of Appeals for the District of Columbia, and we, CTIA-The Wireless Association® and USA Mobility have filed Petitions for Review of the rules at the same Court. The FCC recently consented to expedited review of the Petitions for Review so it is likely that the Court will act by the middle of 2008.

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

Patents, Trademarks and Licenses

We own numerous patents, patent applications, service marks and trademarks in the United States and other countries. “Sprint,” “Nextel” and “Boost Mobile” are among our trademarks. Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others. In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to the business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms generally ranging from one to 19 years.

We occasionally license our intellectual property to others, including licenses to others to use the trademarks “Sprint” and “Nextel.”

We have received claims in the past, and may in the future receive claims, that we, or third parties from whom we license or purchase goods or services, have infringed on the intellectual property of others. These claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks. We, or third parties from whom we license or purchase goods or services, also could enter into licenses with unfavorable terms, including royalty payments, which could adversely affect our business.

Employee Relations

As of December 31, 2007, we had about 60,000 employees.

Management

For information concerning our executive officers, see “Executive Officers of the Registrant” starting on page 29 of this document.

Information as to Business Segments

For information regarding our business segments, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also refer to note 12 of the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

Risks Related to the Sprint-Nextel Merger and the Spin-off of Embarq

We may continue to face difficulties in integrating the businesses of Nextel, the acquired PCS Affiliates or Nextel Partners with ours.

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

•

addressing differences in business cultures, preserving employee morale and attracting and retaining key employees, including in connection with our headquarters consolidation in Kansas, while maintaining focus on providing consistent, high quality customer service and meeting our operational and financial goals.

The process of integrating the operations of Nextel, the seven acquired PCS Affiliates and Nextel Partners with ours has caused, and may in the future cause, interruptions of, or loss of momentum in, our business and financial performance. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations has had, and could continue to have, an adverse effect on our business, financial condition or results of operations. We may also incur additional and unforeseen expenses in connection with the integration efforts.

We are subject to exclusivity provisions and other restrictions under our arrangements with the remaining independent PCS Affiliates. Continued compliance with those restrictions may limit our ability to fully integrate the operations of Nextel and Nextel Partners in the geographic areas served by those PCS Affiliates, and we could incur significant costs to resolve issues related to the merger under these arrangements.

The arrangements with the three independent PCS Affiliates restrict our and their ability to own, operate, build or manage specified wireless communication networks or to sell certain wireless services within specified geographic areas. One of these PCS Affiliates has litigation pending against us asserting that actions that we have taken or may take in the future in connection with our integration efforts are inconsistent with our obligations under our agreement with them, particularly with respect to the restrictions noted above. Continued compliance with those restrictions may limit our ability to fully integrate the operations of Nextel and Nextel Partners in the areas served by those PCS Affiliates. We could incur significant costs to resolve these issues.

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

These restrictions apply to transactions occurring subsequent to the spin-off that are deemed to be part of a plan or series of transactions related to the Sprint-Nextel merger and the Embarq spin-off. Under applicable tax law, transactions occurring within two years of the spin-off are presumed to be pursuant to such a plan unless we can establish the contrary. At this time, it is not possible to determine how long these restrictions will apply, or whether they will have a material impact on us.

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

Our operating segments face intense competition. Our ability to compete effectively depends on, among other things, the factors discussed below.

If we are not able to attract and retain customers, our financial performance could be impaired.

Our ability to compete successfully for new customers and to retain our existing customers will depend on:

•	our marketing and sales, arrangements with MVNOs, service delivery and customer care activities, and our credit and collection policies;

•	our ability to anticipate and develop new or enhanced products and services that are attractive to existing or potential customers; and

•

our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors.

A key element in the economic success of communications carriers is the ability to retain customers as measured by the rate of subscriber churn. Our ability to retain customers and reduce our rate of churn is affected by a number of factors including, with respect to our wireless business, the actual or perceived quality and coverage of our network, the attractiveness of our handsets and service offerings and the customer care experience, including new account set up and billing. Our ability to retain customers also is affected by competitive pricing pressures and the quality of our customer service. Our recent efforts to reduce churn have not been successful, and our high rate of churn has impaired our ability to maintain the level of revenues generated in prior periods, and caused a deterioration in the operating margins of, our wireless operations and our operations as a whole, the effects of which will continue if we do not reduce our rate of churn. Our ability to retain customers may also be negatively affected by industry trends related to customer contracts. We and our competitors no longer require customers to renew their contracts when making changes to their pricing plans and have announced that we will be moving to prorated early termination fees. These changes could negatively affect our ability to retain customers and could lead to an increase in our churn rates if we are not successful in creating a competitive product and service mix.

As the wireless market matures, we must increasingly seek to attract customers from competitors and face increased credit risk from first time wireless subscribers.

We and our competitors increasingly must seek to attract a greater proportion of new customers from each other’s existing customer bases rather than from first time purchasers of wireless services. Recently, we have not been able to attract customers at the same rate as our competitors and have had a net loss of subscribers during 2007. In addition, the higher market penetration also means that customers purchasing wireless services for the first time, on average, have a lower credit rating than existing wireless users, and the number of these customers we are willing to accept is dependent on our credit policies, which change from time-to-time. To the extent we cannot compete effectively for new customers, our revenues and results of operations will be adversely affected.

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

Mergers or other business combinations involving our competitors and new entrants, including MVNOs, beginning to offer wireless services may also continue to increase competition. These wireless operators may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by either of our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per user, subscriber churn, ability to attract new subscribers, and operating costs. For example, AT&T, Verizon and T-Mobile now offer competitively-priced wireless services packaged with local and long distance voice and high-speed Internet services, and flat rate voice and data plans, and our Boost Mobile-branded services compete with a number of regional carriers, including Metro PCS and Leap Wireless, which offer competitively-priced calling plans that include unlimited local calling. In addition, we may lose subscribers of our higher priced plans to our Boost Mobile offerings.

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

Failure to improve wireless subscriber service and failure to continue to enhance the quality and features of our wireless networks and meet capacity requirements of our subscriber base could impair our financial performance and adversely affect our results of operations.

We must continually make investments and incur costs in order to improve our wireless subscriber service and remain competitive. In connection with our continuing enhancement of the quality of our wireless networks and related services, we:

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

Network enhancements may not occur as scheduled or at the cost that we have estimated. Delays or failure to add network capacity, failure to maintain roaming agreements or increased costs of adding capacity, could limit our ability to satisfy our wireless subscribers, resulting in decreased revenues. Even if we continuously upgrade our wireless networks, there can be no assurance that existing subscribers will not prefer features of our competitors and switch wireless providers.

Consolidation and competition in the wholesale market for wireline services could adversely affect our revenues and profitability.

Our Wireline segment competes with AT&T, Verizon, Qwest Communications, Level 3 Communications, and cable operators, as well as a host of smaller competitors, in the provision of wireline services. Some of these companies have built high-capacity, IP-based fiber-optic networks capable of supporting large amounts of voice and data traffic. These companies claim certain cost structure advantages which, among other factors, may allow them to maintain profitability while offering services at a price below that which we can offer profitably. Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. AT&T and Verizon, as a result of their acquisitions, continue to be our two largest competitors in the domestic long distance communications market. We and other long distance carriers depend heavily on local access facilities obtained from ILECs to serve our long distance customers, and payments to ILECs for these facilities are a significant cost of service for our Wireline segment. The long distance operations of AT&T and Verizon have cost and operational advantages with respect to these access facilities because those carriers serve significant geographic areas, including many large urban areas, as the incumbent local carrier.

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

If we are unable to meet our future capital needs relating to investment in our networks and other obligations, it may be necessary for us to curtail, delay or abandon our business growth plans. If we incur significant additional indebtedness to fund our plans or experience a significant decline in financial performance, our borrowing costs could increase or our ability to raise additional capital could be limited. A recent downgrade in our rating could cause us to incur higher interest costs and negatively impact our access to the capital markets.

We likely will require additional capital to make the capital expenditures necessary to implement our business plans, including our fourth generation network, to support future growth of our wireless business and to satisfy our debt service requirements. In addition, we may incur additional debt in the future for a variety of reasons, including future acquisitions. We may not be able to arrange additional financing to fund our requirements on terms acceptable to us. Our ability to arrange additional financing will depend on, among other factors, our ratings, financial performance, general economic conditions and prevailing market conditions. Some of these factors are beyond our control. One debt rating agency recently downgraded our rating to below investment grade, and this may cause us to incur higher interest costs and our access to the capital markets could be negatively impacted. Our access to the commercial paper market may not be available on terms attractive to us, or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our ratings could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access capital.

Our credit facilities require that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-cash gains or losses, such as goodwill impairment charges, of no more than 3.5 to 1.0, which as of December 31, 2007, was 2.5 to 1.0. If we do not continue to satisfy this ratio, either because we do not generate sufficient cash from operations or otherwise, we will be in default under our credit facilities, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated.

If we are unable to improve our results of operations, we face the possibility of additional charges against earnings for impairments of goodwill and other assets.

In connection with our annual assessment for impairment of goodwill and other long lived assets, we reduced the goodwill and consolidated shareholders’ equity by $29.7 billion in the fourth quarter 2007. As part of this annual assessment, we updated the forecasted cash flows of our wireless reporting unit. If we are unable to improve our results of operations and cash flows, or other indicators of impairment exist, such as a sustained significant decline in our share price and market capitalization, we may incur another, material charge against earnings relating to our remaining goodwill.

In addition, we review our wireless and wireline long lived assets for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. If we are unable to improve our results of operations and cash flows, such a review could lead to a material impairment charge in our consolidated financial statements.

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

All suppliers of our CDMA handsets license intellectual property from QUALCOMM. Some of this QUALCOMM intellectual property has been found to infringe on certain patents owned by Broadcom Corporation. The International Trade Commission has found that QUALCOMM infringes certain of Broadcom’s intellectual property, and a United States district court recently enjoined QUALCOMM from further infringement of other patents and from certain other activities. Although that injunction is effective immediately, the ruling contains a sunset provision for certain QUALCOMM products, which expires on January 31, 2009, that provides time for QUALCOMM to modify its infringing products to avoid infringement. If QUALCOMM does not modify its products so as to avoid infringement of Broadcom’s patents at issue by January 31, 2009, QUALCOMM will be unable to sell or support those products that were found to infringe and we may be unable to use CDMA handsets that are the subject of these claims, including handsets that utilize QUALCOMM’s QChat technology, which we intend to use to provide walkie-talkie services on our CDMA network. We are currently unable to use other QUALCOMM products found to be infringing that are not subject to the sunset provision.

If Motorola is unable or unwilling to provide us with equipment and handsets in support of our iDEN-based services, as well as anticipated handset and infrastructure improvements for those services, our operations will be adversely affected.

Motorola is our sole source for most of the equipment that supports the iDEN network and for all of the handsets we offer under the Nextel brand except primarily for BlackBerry devices. Although our handset supply agreement with Motorola is structured to provide competitively- priced handsets, the cost of iDEN handsets is generally higher than handsets that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer handsets at prices that are attractive to potential customers. In addition, the higher cost of iDEN handsets requires us to absorb a larger part of the cost of offering handsets to new and existing customers. These increased costs and handset subsidy expenses may reduce our growth and profitability. Also, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we offer to subscribers of services on our iDEN network, including the dual-mode handsets. A decision by Motorola to discontinue manufacturing, supporting or enhancing our iDEN-based infrastructure and handsets would have a material adverse effect on us. In addition, because iDEN technology is not as widely adopted and has fewer subscribers than other wireless technologies and because we expect that over time more of our customers will utilize service offered on our CDMA network, it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and handsets. Further, our ability to timely and efficiently implement the spectrum reconfiguration plan in connection with the FCC’s Report and Order is dependent, in part, on Motorola.

The reconfiguration process contemplated by the FCC’s Report and Order may adversely affect our business and operations, which could adversely affect our future growth and operating results.

In order to accomplish the reconfiguration of the 800 MHz spectrum band that is contemplated by the Report and Order, in most cases we will need to cease our use of a portion of the 800 MHz spectrum on our iDEN network in a particular market before we are able to commence use of replacement 800 MHz spectrum in that market. To mitigate the temporary loss of the use of this spectrum, in many markets we will need to construct additional transmitter and receiver sites or acquire additional spectrum in the 800 MHz or 900 MHz bands. This spectrum may not be available to us on acceptable terms. In markets where we are unable to construct additional sites or acquire additional spectrum as needed, the decrease in capacity may adversely affect the performance of our iDEN network, require us to curtail subscriber additions in those markets until the capacity limitation can be alleviated, or a combination of the two, particularly if the replacement of 800 MHz spectrum is not available for a significant period of time. The FCC recently ordered that we vacate by June 2008 a portion of the 800 MHz spectrum that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum. Any delay by public safety licensees in relocating to the vacated spectrum, absent the grant of a waiver by the FCC, would delay when we could commence use of the replacement 800 MHz spectrum. Degradation in network performance in any market would likely result in higher subscriber churn in that market, the effect of which could be exacerbated if we are forced to curtail subscriber additions in that market. A resulting loss of a significant number of subscribers could adversely affect our results of operations. We believe that the reconfiguration process has contributed adversely to the capacity and performance of our iDEN network, particularly in some of our more capacity constrained markets. In addition, the Report and Order gives the FCC the authority to suspend or otherwise limit our use of the 1.9 GHz spectrum that we received under the Report and Order if we do not comply with our obligations under the Report and Order.

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

The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how such services may be offered, and resolution of issues of interference between spectrum bands.

The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that our licenses will be renewed. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.

Depending upon their outcome, the FCC’s proceedings regarding regulation of special access rates could affect the rates paid by our Wireless and Wireline segments for special access services in the future. Similarly, depending on their outcome, the FCC’s proceedings on the regulatory classification of VoIP services could affect the intercarrier compensation rates and the level of USF contributions paid by us.

Various states are considering regulations over terms and conditions of service, including such things as certain billing practices and consumer-related issues that may not be pre-empted by federal law. If imposed, these regulations could make it more difficult and expensive to implement national sales and marketing programs and could increase the costs of our wireless operations.

Our business could be negatively impacted by security threats and other disruptions.

Major equipment failures, natural disasters, including severe weather, terrorist acts, cyber attacks or other breaches of network or information technology security that affect our wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations. These events could disrupt our operations, require significant resources, result in a loss of customers or impair our ability to attract new customers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

On May 25, 2007, we received a comment letter from the Staff of the Division of Corporation Finance of the SEC with respect to its review of our Form 10-K for the year ended December 31, 2006 and our Form 10-Q for the quarter ended March 31, 2007. The Staff’s letter included a comment requesting amendment of our 2006 Form 10-K and first quarter 2007 Form 10-Q to provide more robust discussion of the trend of significant net declines in our iDEN subscriber base, on a consecutive quarter-over-quarter basis during 2006, continuing through the first quarter of 2007. In response to this comment, we have added additional disclosure to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K, in a manner consistent with disclosures presented in our second and third quarter 2007 Forms 10-Q.

Item 2.	Properties

Our corporate headquarters is located in Overland Park, Kansas and consists of about 3,853,000 square feet.

Our gross property, plant and equipment at December 31, 2007 totaled $48.0 billion, distributed among the business segments as follows:

2007
(in billions)
Wireless	$41.4
Wireline	3.9
Corporate and other	2.7

Total	$48.0

Properties utilized by our Wireless segment consist of base transceiver stations, switching equipment and towers, as well as leased and owned general office facilities and retail stores. We lease space for base station towers and switch sites for our wireless network.

Properties utilized by our Wireline segment generally consist of land, buildings, switching equipment, digital fiber-optic network and other transport facilities. We have been granted easements, rights-of-way and rights-of-occupancy by railroads and other private landowners for our fiber-optic network.

As of December 31, 2007, about $463 million of outstanding debt, comprised of certain secured notes, capital lease obligations and mortgages, is secured by $1.7 billion of gross property, plant and equipment, and other assets.

Additional information regarding our commitments related to operating leases can be found in note 13 of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

In March 2004, eight purported class action lawsuits relating to the recombination of our tracking stocks were filed against us and our directors by holders of PCS common stock. Seven of the lawsuits were consolidated in the District Court of Johnson County, Kansas. The eighth, pending in New York, was voluntarily stayed. The consolidated lawsuit alleged breach of fiduciary duty in connection with allocations between the wireline operations and the wireless operations before the recombination of the tracking stocks and breach of fiduciary duty in the recombination. The lawsuit was settled for an amount not material to the company, and the settlement was given final approval by the Court on December 12, 2007.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain of our current and former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and our former independent auditor, were dismissed by the Court in April 2004. Our motion to dismiss the amended complaint was denied, and the parties are engaged in discovery.

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties now are proceeding with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to the company, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. In 2001, we accrued an expense reflecting the estimated settlement costs of these suits.

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

No matter was submitted to a vote of security holders during the fourth quarter 2007.

Executive Officers of the Registrant

The following people are serving as our executive officers as of February 29, 2008. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Business Experience	Current Position Held Since	Age
Daniel R. Hesse	Chief Executive Officer and President. He was appointed Chief Executive Officer, President and a member of the Board of Directors on December 17, 2007. He served as Chairman, President and Chief Executive Officer of Embarq Corporation from May 2006 to December 2007. He served as President of our local telecommunications business from June 2005 to May 2006. He served as Chairman, President and Chief Executive Officer of Terabeam Corporation, a Seattle-based communications company, from March 2000 to June 2004. He served as President and Chief Executive Officer of AT&T Wireless Services, a division of AT&T, from 1997 to 2000.	2007	54

William G. Arendt	Acting Chief Financial Officer and Senior Vice President & Controller. He was appointed Acting Chief Financial Officer effective January 25, 2008 and Senior Vice President & Controller at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President of Nextel from February 2004 until August 2005 and as Controller of Nextel from May 1997 until August 2005. He also served as Vice President of Nextel from May 1997 until February 2004.	2008 (with respect to Acting CFO) 2005	50

Name	Business Experience	Current Position Held Since	Age
Keith O. Cowan	President—Strategic Planning and Corporate Initiatives. He was appointed President—Strategic Planning and Corporate Initiatives in July 2007. He served as Executive Vice President of Genuine Parts Company from January 2007 to July 2007. He held several key positions with BellSouth Corporation from 1996 to January 2007, including Chief Planning and Development Officer, Chief Field Operations Officer, President—Marketing and Product Management and President—Interconnection Services.	2007	51

Robert Johnson	Chief Service Officer. He was appointed Chief Service Officer in October 2007. He served as President—Northeast Region from September 2006 to October 2007. He served as Senior Vice President—Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President—National Field Operations of Nextel from February 2002 to July 2005.	2007	49

Leonard J. Kennedy	General Counsel. He was appointed General Counsel at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President and General Counsel of Nextel from January 2001 to August 2005.	2005	56

Richard LeFave	Chief Information Officer. He was appointed Chief Information Officer at the time of the Sprint-Nextel merger in August 2005. He served as Senior Vice President – Chief Information Officer of Nextel from February 1999 to August 2005.	2005	56

Richard S. Lindahl	Senior Vice President & Treasurer. He was appointed Senior Vice President & Treasurer in July 2006. He served as Vice President & Treasurer from the time of the Sprint-Nextel merger in August 2005 until July 2006. He served as Vice President and Treasurer of Nextel from May 2002 until August 2005. He served in various capacities at Nextel, including Assistant Treasurer and Director—Financial Planning & Analysis, from August 1997 until May 2002.	2006	44

Kathryn A. Walker	Chief Network Officer. She was appointed Chief Network Officer at the time of the Sprint-Nextel merger in August 2005. She served as our Executive Vice President—Network Services from October 2003 to August 2005. She served as Senior Vice President—Network Operations of the Wireline segment from 2002 to October 2003. She served as a Vice President in the Wireline segment from 1998 to 2002.	2005	48

Barry West	Chief Technology Officer and President—4G Mobile Broadband. He was appointed President—4G Mobile Broadband effective August 2006. He was appointed Chief Technology Officer at the time of the Sprint-Nextel merger in August 2005. He served as Executive Vice President and Chief Technology Officer of Nextel from March 1996 until August 2005.	2006	62

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Share Data

The principal trading market for our Series 1 common stock is the New York Stock Exchange, or NYSE. Our Series 2 common stock is not publicly traded.

	2007 Market Price
	High	Low	End of Period
Series 1 common stock
First quarter	$20.42	$16.93	$18.96
Second quarter	23.42	18.89	20.71
Third quarter	22.64	17.24	19.00
Fourth quarter	19.70	12.96	13.13

	2006 Market Price
	High	Low	End of Period
Series 1 common stock
First quarter	$26.25	$22.47	$25.84
Second quarter	26.89	19.33	19.99
Third quarter	20.80	15.92	17.15
Fourth quarter	20.63	16.75	18.89

Number of Shareholders of Record

As of February 21, 2008, we had about 53,000 Series 1 common stock record holders, 11 Series 2 common stock record holders, and no non-voting common stock record holders.

Dividends

We paid a dividend of $0.025 per share on our outstanding common stock in each of the quarters of 2007 and 2006.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
				(in billions)
October 1 through October 31 Series 1 common stock	—	$—	—	$2.5
November 1 through November 30 Series 1 common stock	—	—	—	2.5
December 1 through December 31 Series 1 common stock	—	—	—	2.5

Total	—	—	—

(1)	There were no acquisitions of equity securities during the fourth quarter 2007 pursuant to our share repurchase program.

(2)	On August 3, 2006, we announced that our board of directors authorized us to repurchase through open market purchases up to $6.0 billion of our common shares over an 18 month period that expired in January 2008. As of December 31, 2007, we had repurchased $3.5 billion of our common shares at an average price of $18.77 per share.

Performance Graph

The graph below compares the yearly percentage change in the cumulative total shareholder return for our Series 1 common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five-year period from December 31, 2002 to December 31, 2007. The cumulative total shareholder return for our Series 1 common stock has been adjusted for the periods shown for the recombination of our FON common stock and PCS common stock that was effected on April 23, 2004. The graph assumes an initial investment of $100 in our common stock on December 31, 2002 and reinvestment of all dividends.

The Dow Jones U.S. Telecommunications Index is currently composed of the following companies: AT&T Inc., CenturyTel Inc., Cincinnati Bell Inc., Citizens Communications Co., Embarq Corporation, IDT Corp., Leap Wireless International Inc., Leucadia National Corp., Level 3 Communications Inc., Metro PCS Communications, Inc., NII Holdings Inc., Qwest Communications International Inc., RCN Corp., Sprint Nextel Corporation, Telephone & Data Systems Inc., Time Warner Telecom, Inc., U.S. Cellular Corp., Verizon Communications Inc., Virgin Media Inc. and Windstream Corp.

5-Year Total Return

Value of $100 Invested on December 31, 2002

	2002	2003	2004	2005	2006	2007
Sprint Nextel	$100.00	$120.19	$211.67	$201.23	$178.01	$124.29
S&P 500	$100.00	$128.69	$142.69	$149.69	$173.34	$182.86
Dow Jones U.S. Telecom Index	$100.00	$112.69	$135.79	$138.56	$186.79	$217.44

It em 6.	Selected Financial Data

The 2007 and 2006 data presented below is not comparable to that of the prior periods primarily as a result of the August 2005 Sprint-Nextel merger and the Nextel Partners and the PCS Affiliate acquisitions. The acquired companies’ financial results subsequent to their acquisition dates are included in our consolidated financial statements. Embarq, which was spun-off in 2006, and our directory publishing business, which was sold in 2003, are shown as discontinued operations for all periods presented.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$40,146	$41,003	$28,771	$21,647	$20,414
Goodwill impairment(1)	29,729	—	—	—	—
Depreciation	5,711	5,738	3,864	3,651	3,909
Amortization	3,312	3,854	1,336	7	1
Operating income (loss)(1)(2)	(28,910)	2,484	2,141	(1,999)	(729)
Income (loss) from continuing operations(1)(2)	(29,580)	995	821	(2,006)	(1,306)
Discontinued operations, net	—	334	980	994	2,338
Cumulative effect of change in accounting principle, net(3)	—	—	(16)	—	258

Earnings (Loss) per Share and Dividends
Basic and diluted earnings (loss) per common share(4) Continuing operations(1)(2)	$(10.31)	$0.34	$0.40	$(1.40)	$(0.92)
Discontinued operations	—	0.11	0.48	0.69	1.65
Cumulative effect of change in accounting principle(3)	—	—	(0.01)	—	0.18
Dividends per common share(5)	0.10	0.10	0.30	See (5) below

Financial Position
Total assets(1)	$64,109	$97,161	$102,760	$41,321	$42,675
Property, plant and equipment, net	26,496	25,868	23,329	14,662	19,130
Intangible assets, net(1)	28,096	60,057	49,307	7,809	7,788
Total debt and capital lease obligations (including equity unit notes)	22,130	22,154	25,014	16,425	18,243
Seventh series redeemable preferred shares	—	—	247	247	247
Shareholders’ equity(1)	21,999	53,131	51,937	13,521	13,113

Cash Flow Data
Net cash from continuing operating activities	$9,245	$10,055	$8,655	$4,478	$4,141
Capital expenditures	6,322	7,556	5,057	3,980	3,797

(1)	In the fourth quarter 2007, we performed our annual assessment of goodwill for impairment and recorded a non-cash goodwill impairment charge of $29.7 billion. Refer to note 3 of the Notes to Consolidated Financial Statements for additional information regarding the assessment process and charge.
(2)

In 2007, we recorded net charges of $956 million ($590 million after tax) primarily related to merger and integration costs, asset impairments, and severance and exit costs. In 2006, we recorded net charges of $620 million ($381 million after tax) primarily related to merger and integration costs, asset impairments, and severance and exit costs. In 2005, we recorded net charges of $723 million ($445 million after tax) primarily related to merger and integration costs, asset impairments, and severance and hurricane-related costs. In 2004, we recorded net charges of $3.7 billion ($2.3 billion after tax) primarily related to severance and Wireline network impairment, partially offset by recoveries of fully reserved MCI (now Verizon) receivables. In 2003, we recorded net charges of $1.9 billion ($1.2 billion after tax) primarily related to severance, asset impairments and executive separation agreements, partially offset by recoveries of fully reserved MCI (now Verizon) receivables.
(3)	In 2005, we recorded a charge of $16 million due to the adoption of Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and in 2003, we recorded a credit of $258 million as a result of the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations. Both resulted in a cumulative effect of change in accounting principle.
(4)	All per share amounts have been restated, for all periods before 2004, to reflect the recombination of our common stock and PCS common stock as of the earliest period presented at an identical conversion ratio (0.50 shares of our common stock for each share of PCS common stock). The conversion ratio was also applied to dilutive PCS securities (mainly stock options, employees stock purchase plan shares, convertible preferred stock and restricted stock units) to determine diluted weighted average shares on a consolidated basis.
(5)	In the first and second quarter 2005, a dividend of $0.125 per share was paid. In the third and fourth quarter 2005 and for each quarter of 2006 and 2007, the dividend was $0.025 per share. Before the recombination of our two tracking stocks, shares of PCS common stock did not receive dividends. For each of the years in the two year period ended December 31, 2004, shares of our common stock (before the conversion of shares of PCS common stock) received dividends of $0.50 per share. In the first quarter 2004, shares of our common stock received a dividend of $0.125 per share. In the second, third and fourth quarter 2004, shares of our common stock, which included shares resulting from the conversion of shares of PCS common stock, received quarterly dividends of $0.125 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, customer and network usage, customer growth and retention, pricing, operating costs, the timing of various events and the economic and regulatory environment.

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

•

the impact of difficulties we may continue to encounter in connection with the integration of the pre-merger Sprint and Nextel businesses, and the integration of the businesses and assets of Nextel Partners and the PCS Affiliates that provide wireless PCS under the Sprint® brand name, that we have acquired, including the risk that these difficulties may limit our ability to fully integrate the operations of these businesses and the risk that we will be unable to continue to retain key employees;

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

•

the inability of third parties to perform to our requirements under agreements related to our business operations, including a significant adverse change in the ability of any of our handset suppliers to provide devices, or Motorola’s ability or willingness to provide related equipment and software applications, or to develop new technologies or features for our iDEN® network;

•	the impact of adverse network performance;

•

the costs and/or potential customer impacts of compliance with regulatory mandates, particularly requirements related to the reconfiguration of the 800 MHz band used to operate our iDEN network, as contemplated by the FCC’s Report and Order released in August 2004 as supplemented by subsequent memoranda;

•	equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security;

•

one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report, including in Part I, Item 1A “Risk Factors” and other filings of ours with the SEC.

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

Overview

We are a global communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government customers. We have organized our operations to meet the needs of our targeted customer groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services to meet their specific needs. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We also are one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone.

On December 17, 2007, Daniel R. Hesse joined our company as President and Chief Executive Officer. Senior management is currently reviewing our operations and assessing our strategies and future business plans.

This process is still ongoing and, depending on the outcome, our operations, future capital requirements and future valuation of our long-lived assets could be affected. As part of our overall business strategy, we regularly evaluate opportunities to strengthen our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations. As a result, the forward-looking information provided in this document is based only on information currently available to senior management.

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

The FCC regulates the licensing, operation, acquisition and sale of the licensed radio spectrum that is essential to our business. The FCC and state Public Utilities Commissions, or PUCs, also regulate the provision of communications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to our business could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations

Business Segments

We have two reportable segments: Wireless and Wireline. See note 12 of the Notes to Consolidated Financial Statements for additional information on our segments.

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

Through our Wireless segment, we, together with the PCS Affiliates and resellers of our wholesale wireless services, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, and provide wireless coverage in 360 metropolitan markets, including 341 of the 349 largest U.S. metropolitan areas, serving about 54 million wireless subscribers as of December 31, 2007. We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in numerous countries. Our CDMA network utilizes high-speed evolution data optimized, or EV-DO, technology to provide high-speed data applications. We have incorporated EV-DO Rev. A, the most recent version of EV-DO technology that is designed to support a variety of IP, video and high performance walkie-talkie applications, into over 82% of our CDMA network.

We offer a wide array of wireless mobile telephone and data transmission services and features in a variety of pricing plans, typically on a contract basis, for one or two year periods. Services are billed on a monthly basis according to the applicable pricing plan, which typically includes a fixed charge for certain services and variable charges for other services. We also offer wireless services that focus on the youth market, including our Boost Mobile prepaid wireless service on our iDEN network and our Boost UnlimitedSM local calling wireless service on our CDMA network. We also offer wholesale CDMA-based wireless services to resellers, commonly known as MVNOs, such as Qwest Communications International, Inc., Virgin Mobile USA, Helio Inc., Movida Communications, Inc., and Embarq, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of subscriber acquisition, billing and customer service.

We offer a broad portfolio of data services across our CDMA network, including data messaging, photo and video offerings, entertainment and location-based applications, marketed as Power VisionSM, and mobile broadband applications for laptops and other devices.

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

We offer devices that operate seamlessly between our CDMA and iDEN networks—marketed as PowerSourceTM—that enable us to offer wireless service that combines our CDMA-based voice and data applications and our iDEN-based walkie-talkie applications. We are focusing our sales efforts of PowerSource devices on existing subscribers of certain iDEN services to offer them the benefit of higher data speeds on CDMA. In addition, we are also improving our product and service offerings on our iDEN network, which will include the introduction of several new handsets in 2008.

We plan to utilize QUALCOMM Incorporated’s QChat® technology, which is designed to provide high performance walkie-talkie services on our CDMA network, and we are designing interfaces to provide for interoperability of walkie-talkie services on our CDMA and iDEN networks. Upon successful launch of QChat devices, we expect that they will succeed the PowerSource devices. Currently, we are testing the QChat application on our CDMA network and our goal is to launch commercial service offerings in 2008. For information regarding a dispute involving the intellectual property rights of QUALCOMM that relate to QChat, see Item 1A. “Risk Factors—The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.”

Service Revenue

Our Wireless segment generates revenues from the provision of wireless services, the sale of wireless equipment and the provision of wholesale and other services. The ability of our Wireless segment to generate service revenues is primarily a function of:

•	the number of subscribers that we serve, which in turn is a function of our ability to acquire new and retain existing subscribers; and

•	the revenue generated from each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates that we charge for those services.

The declines in our subscriber base and revenue generated from each subscriber group discussed below have resulted in a decline in service revenue.

Post-Paid and Prepaid Subscribers

The wireless industry is subject to intense competition, which impacts our ability to attract and retain subscribers for wireless services. Most markets in which we operate have very high rates of penetration for wireless services, which will limit the growth of subscribers of wireless services. Consequently, we believe that wireless carriers must attract a greater proportion of new subscribers from the existing customer bases of competitors rather than from first time purchasers of wireless services. Because of high penetration rates, first time purchasers of wireless services tend to have lower credit ratings or no credit history. As a result, wireless carriers have focused considerable efforts on the care and service of existing subscribers and retention of valued customers. Some of our competitors have reported significant improvements in their post-paid customer retention rates (i.e., rates of customer churn). The combination of decreased rates of churn of some of our competitors, together with a slowing in the rate of subscriber growth, has reduced the pool of potential subscribers making wireless service provider decisions.

Below is a table showing (a) net additions (losses) for the past twelve quarters of direct subscribers for our iDEN and CDMA networks, excluding subscribers obtained through business combinations, existing subscribers who have migrated between networks and indirect subscribers of MVNOs and PCS Affiliates, (b) our total iDEN and CDMA post-paid subscribers as of each of the quarters in 2005, 2006 and 2007, and (c) our average rates of monthly post-paid and prepaid customer churn for the past twelve quarters.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net additions (losses) (in thousands)
Post-paid:
iDEN	—	—	136	188	72	(68)	(379)	(643)	(744)	(662)	(700)	(686)
CDMA(2)	518	400	394	558	491	278	191	337	524	678	363	3

Total	518	400	530	746	563	210	(188)	(306)	(220)	16	(337)	(683)

Boost Mobile-branded service:
iDEN-based prepaid	—	—	230	638	502	498	216	171	272	70	(57)	(202)
CDMA-based unlimited local calling plan	—	—	—	—	—	—	—	—	3	99	124	257

Total	—	—	230	638	502	498	216	171	275	169	67	55

End of period subscribers (in thousands)
iDEN post-paid	—	—	16,367	16,555	16,616	18,624	18,204	17,601 (1)	16,535	15,472	14,355	13,246
CDMA post-paid(2)	18,283	18,683	19,600	20,422	22,487	22,781	23,471	24,204 (1)	25,050	26,129	27,079	27,505

Total post-paid	18,283	18,683	35,967	36,977	39,103	41,405	41,675	41,805	41,585	41,601	41,434	40,751

Boost Mobile prepaid	—	—	1,987	2,625	3,127	3,625	3,841	4,012	4,284	4,354	4,297	4,095
Boost Mobile unlimited local calling plan	—	—	—	—	—	—	—	—	3	102	226	483

Total prepaid	—	—	1,987	2,625	3,127	3,625	3,841	4,012	4,287	4,456	4,523	4,578

Monthly customer churn rate
Direct post-paid(3)	2.5%	2.2%	2.2%	2.1%	2.1%	2.1%	2.4%	2.3%	2.3%	2.0%	2.3%	2.3%
Direct prepaid	—	—	3.5%	4.6%	5.4%	6.0%	6.8%	6.5%	7.0%	6.8%	6.2%	7.5%

(1)	In the fourth quarter 2006, we changed our subscriber deactivation policy for post-paid subscribers to provide us additional time to retain subscribers who were subject to deactivation due to late payment. To effect this change, the subscriber base as of October 1, 2006 was increased by 436,000 subscribers. We adjusted our subscriber beginning balance so as to not increase our direct net subscriber additions or decrease the customer churn rates for the fourth quarter 2006 due to this policy change.
(2)	Includes subscribers with PowerSource devices, introduced in the fourth quarter 2006.
(3)	During the third quarter 2007, we implemented an additional churn rule to remove the impact of activations and deactivations occurring within 30 days in the same account. The new rule, which we believe presents a more precise churn calculation, reduced churn by 10 basis points to 2.3% in the third quarter 2007. The additional churn rule did not impact reported net additions or results of operations. Prior period churn figures have not been adjusted for this additional churn rule.

During 2007, we endeavored to retain subscribers and attract new subscribers by improving our customer care and sales and distribution functions. In addition, we took other actions in an effort to improve our customers’ experience including improving our network performance by adding cell sites to expand the coverage and capacity of our networks, enhancing our brand awareness by increased media spending, and broadening our handset portfolio primarily through the introduction of new CDMA and PowerSource handsets.

We added about 1.6 million net post-paid subscribers on the CDMA network in 2007; however, we have experienced a continued decline in the number of new post-paid CDMA subscribers in the fourth quarter 2007. Competitive marketing conditions including increased advertising and promotions by our competitors have contributed to the decline in the number of new customers. Earlier in the year, we adjusted our credit policy in certain markets in an effort to attract new subscribers. In late 2007, we adjusted our credit policies and returned to policy standards similar to those in mid 2006, which also contributed to the decline in subscriber additions on our CDMA platform in the fourth quarter 2007. We continually monitor and adjust our credit policies in an effort to attract desirable and profitable customers, including our lower credit quality customers. Our ratio of subscribers with a subprime credit rating to those with a prime credit rating has decreased slightly from the fourth quarter 2006. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of subscriber trends.

We have experienced declines in the number of new iDEN post-paid subscribers in recent quarters and we lost about 2.8 million net post-paid subscribers on this network during 2007. Consumer sentiment regarding the iDEN network, reduced marketing programs and limited new handset offerings at higher than market prices have all contributed to the decline in new iDEN customers.

We calculate churn by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. Net subscriber deactivations are used in the numerator of the churn calculation. For accounts comprised of multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Post-paid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where we terminate the customer’s service due to a lack of payment or other reasons. Involuntary deactivations represent slightly over half of all deactivations on our CDMA network in 2007. Although overall post-paid churn was relatively flat in 2007 as compared to 2006, post-paid churn on our iDEN platform increased, which was offset by reduced post-paid churn on our CDMA platform. Voluntary churn on the iDEN network has been adversely impacted by customer sentiment related to: the network, limited handset offerings at higher than market prices, and customer care experience. Our overall 2007 post-paid churn remains high relative to that of our competitors for the same reasons. Prepaid subscriber churn increased as compared to 2006, primarily due to competition in our prepaid and youth markets from new entrants. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of churn trends.

Average Revenue per Subscriber

Below is a table showing our average revenue per post-paid and prepaid subscriber for the past twelve quarters.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Average monthly service revenue per user
Direct post-paid	$61	$62	$63	$63	$62	$62	$61	$60	$59	$60	$59	$58
Direct prepaid	—	—	$37	$37	$36	$34	$33	$32	$32	$31	$30	$28

Average monthly service revenue per subscriber for the quarter is calculated by dividing our quarterly service revenue by the sum of our average number of subscribers for each month in the quarter. Changes in average monthly post-paid service revenue are due to changes in the rate plans we offer and usage of our service and applications by subscribers. The decline in our average monthly voice revenue is primarily due to the loss of subscribers with higher priced service plans, while new subscribers and the subscribers acquired from the PCS Affiliates have lower priced service plans. In addition, the decline is partly attributable to the migration of our existing customers to family add-on plans or plans that include roaming in their service plan, as well as increased sales to businesses and the government, which receive favorable volume-based pricing. In addition to our standard voice plans, we offer data plans or add on plans that provide our customers offerings such as short message service, or SMS, connection cards and our Sprint Vision and Power Vision service plan. As these products and services are becoming increasingly popular with our customers, the decline in the average voice revenue per subscriber is being partially offset by an increase in the average data revenue per post-paid subscriber. There is no assurance that data service revenue per subscriber will continue to grow at current rates or eventually offset the declines in voice revenue.

Segment Earnings

Wireless segment earnings is primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our customers includes the net cost at which we sell our handsets, referred to as handset subsidies, as well as the marketing and sales costs incurred to attract those customers. Network costs primarily represent switch and cell site costs and interconnection costs generally consist of per-minute use fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization, back office support and bad debt expense. Wireless service revenue, costs to acquire subscribers, and network and interconnection costs are generally variable in nature and fluctuate with the growth in our subscriber base but certain elements are fixed.

800 Megahertz Spectrum Reconfiguration

Under the FCC’s Report and Order, we are required to complete a reconfiguration plan that is designed to eliminate interference with public safety operators in the 800 MHz spectrum band through a spectrum reallocation that will result in more efficient use of 800 MHz spectrum. For a more detailed discussion of the Report and Order and its impact on us, see Item 1. Business–Legislative and Regulatory Developments—Regulations and Wireless Operations–800 MHz Band Spectrum Reconfiguration.

The Report and Order implemented rules to reconfigure spectrum in the 800 MHz band in a 36-month phased transition process. We surrendered certain portions of our holdings in the 800 MHz spectrum band and are obligated to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. As part of this process, in most markets, we must cease using portions of 800 MHz spectrum during the reconfiguration before we are able to commence use of replacement 800 MHz spectrum. Based on the terms of the Report and Order and subsequent FCC and 800 MHz Transition Administrator, or TA, actions, we have been planning and implementing spectrum exchanges with each affected public safety agency based upon that agency’s ability to complete the reconfiguration process, thereby limiting the time from when we cease using the surrendered spectrum and when the replacement spectrum is available for our use. In September 2007, the FCC issued an order, the Third MO&O, that, among other things, requires that by June 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum, which could result in a sudden and significant decrease in network capacity, which in turn would adversely affect the performance of our iDEN network. We have appealed this order in the U.S. Court of Appeals for the D.C. Circuit.

If this order is not overturned or modified, we could attempt to construct additional sites or acquire additional spectrum, to the extent possible. In those markets where these network investments are not possible, we may be required to curtail subscriber additions and incent certain existing subscribers of iDEN services to use PowerSource devices or move to our CDMA network until the capacity limitation can be alleviated, particularly if the replacement 800 MHz spectrum is not available for an extended length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. The loss of a significant number of subscribers could adversely affect our results of operations.

Based on the FCC’s determination of the values of the spectrum rights received and surrendered, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount.

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. If so, we will be required to pay the difference to the U.S. Treasury, as described above. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program and through December 31, 2007, we have incurred approximately $1.1 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. If we are successful in our appeal of the Third MO&O, we estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfiguration will range between $2.7 billion and $3.4 billion. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian and Mexican border regions for which there are currently no approved border plans. In addition, the above range does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. If we are unsuccessful in our appeal of the Third MO&O, we anticipate that our costs could exceed $3.4 billion by an amount that would likely be material. However, we believe that it is unlikely we will be required to make a payment to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions have been requested or made as of December 31, 2007.

Wireline

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols, such as MPLS technologies, IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. We also provide services to the cable MSOs that resell our local and long distance service or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. Growth in voice services provided by cable MSOs is accelerating as consumers use cable MSOs as alternatives to local and long distance voice communications providers. We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on

IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we are converting existing customers from ATM and frame relay to more advanced IP technologies. This conversion has and will continue to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We also are taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with wholesale voice local and long distance, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

WiMAX Initiative

We plan to deploy a next generation broadband wireless network that will be designed to provide significantly higher data transport speeds using our spectrum holdings in the 2.5 gigahertz, or GHz, band and technology based on the Worldwide Inter-Operability for Microwave Access, or WiMAX, standard. We are designing this network to support a wide range of high-speed IP-based wireless services in a mobile environment. Our initial plans contemplate deploying the new network and introducing commercial service offerings in Chicago, Baltimore and Washington, DC in mid-2008. We are exploring strategic initiatives and third party and other financing alternatives related to this initiative. In 2007, operating expenses related to this initiative totaled $193 million and capital expenditures totaled $384 million. Deployment of this network will continue to require capital resources, without any meaningful revenues, for the foreseeable future.

Results of Operations

We present consolidated information, as well as separate supplemental financial information for our two reportable segments, Wireless and Wireline. The disaggregated financial results for our two reportable segments have been prepared in a manner that is consistent with the basis and manner in which our executives evaluate segment performance and make resource allocation decisions. Consequently, segment earnings is defined as wireless or wireline operating income before other segment expenses, such as depreciation, amortization, severance, exit costs, asset impairments and other, goodwill impairment, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities, certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding, and other integration costs. See note 12 of the Notes to Consolidated Financial Statements for additional information on our segments. For reconciliations of segment earnings to the closest generally accepted accounting principles measure, operating income, see tables set forth in “—Wireless” and “—Wireline” below. We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Consolidated

Our consolidated and wireless results of operations include the results of the merged and acquired companies from either the date of merger/acquisition or the start of the month closest to the acquisition date. As such, the results of merged and acquired companies are included as of the following dates: Nextel Communications and US Unwired from August 12, 2005; Gulf Coast Wireless Limited Partnership from October 1, 2005; IWO Holdings, Inc. from November 7, 2005; Enterprise Communications Partnership and Alamosa Holdings, Inc. from February 1, 2006; Nextel Partners and UbiquiTel Inc. from July 1, 2006 and Northern PCS Services, LLC from August 1, 2007. The results of Velocita Wireless Holding Corporation are included from the date of acquisition, March 1, 2006, through the date of sale, June 27, 2007. For further information on business combinations, see note 2 of the Notes to Consolidated Financial Statements. These transactions affect the comparability of our reported operating results with other periods.

On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our local wireline communications segment prior to the spin-off. As a result of the spin-off, we no longer own any interest in Embarq. The results of Embarq for periods prior to the spin-off are presented as discontinued operations. The following table summarizes our consolidated results of operations.

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Net operating revenues	$40,146	$41,003	$28,771
Goodwill impairment	29,729	—	—
Income (loss) from continuing operations	(29,580)	995	821
Discontinued operations, net	—	334	980
Net income (loss)	(29,580)	1,329	1,785

Net operating revenues decreased about 2% in 2007 as compared to 2006, reflecting the decrease in revenues from our Wireless segment, principally due to the decrease in wireless equipment revenue, and increased 43% in 2006 as compared to 2005, primarily as a result of the business combinations, partially offset by declining revenues of our Wireline segment. For additional information, see “—Segment Results of Operations” below.

Income from continuing operations decreased to a loss of $29.6 billion in 2007, compared to income of $995 million in 2006, primarily due to the goodwill impairment charge of $29.7 billion. Income from continuing operations increased to $995 million in 2006, as compared to income of $821 million in 2005, primarily due to revenue growth as a result of the business combinations described above, partially offset by increases to cost of service primarily due to higher volume in roaming and interconnection expenses. For additional information, see “—Segment Results of Operations” and “—Consolidated Information” below.

In 2007, we incurred a net loss of $29.6 billion as compared to net income of $1.3 billion in 2006, due to the reasons stated above and the absence of income from discontinued operations in 2007. Net income decreased to $1.3 billion in 2006 as compared to net income of $1.8 billion in 2005 primarily as a result of the Embarq spin-off. For additional information, see “—Segment Results of Operations” and “—Consolidated Information” below.

Presented below are results of operations for our Wireless and Wireline segments, followed by a discussion of consolidated information.

Segment Results of Operations

Wireless

	Year Ended December 31,			Change from Previous Year
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	(in millions)
Service	$31,044	$31,059	$19,289	0%	61%
Wholesale, affiliate and other	1,061	870	908	22%	(4)%

Total services revenue	32,105	31,929	20,197	1%	58%
Cost of services(1)	(8,612)	(8,058)	(5,419)	7%	49%

Service gross margin	$23,493	$23,871	$14,778	(2)%	62%

Service gross margin percentage	73%	75%	73%
Equipment revenue	$2,595	$3,172	$2,129	(18)%	49%
Cost of products(1)	(5,023)	(4,927)	(3,272)	2%	51%

Equipment net subsidy	$(2,428)	$(1,755)	$(1,143)	38%	54%

Equipment net subsidy percentage	(94)%	(55)%	(54)%
Selling, general and administrative expense(1)	$(11,151)	$(10,438)	$(6,703)	7%	56%
Wireless segment earnings	9,914	11,678	6,932	(15)%	68%
Merger and integration expenses(1)	(344)	(191)	—	80%	NM
Severance, exit costs, asset impairments and other, net(2)	(394)	(179)	(105)	120%	70%
Goodwill impairment(3)	(29,729)	—	—	NM	NM
Depreciation(2)	(5,175)	(5,232)	(3,364)	(1)%	56%
Amortization(2)	(3,310)	(3,854)	(1,335)	(14)%	189%
Wireless operating income (loss)	(29,038)	2,222	2,128	NM	4%

NM—Not Meaningful

(1)	Merger and integration expenses are discussed in the Consolidated Information section. These amounts include $63 million for the year ended December 31, 2006, which has been reclassified from the Corporate segment as these expenses are solely and directly attributable to the Wireless segment.
(2)	Severance, exit costs, asset impairments, depreciation and amortization are discussed in the Consolidated Information section. Other expense, net includes net costs associated with the exit of a non-core line of business, and for the year ended December 31, 2007 includes charges associated with legal contingencies and insurance recoveries.
(3)	During 2007, we recognized a $29.7 billion non-cash impairment charge to goodwill related to the Wireless segment, which is recorded as a component of operating income. Goodwill impairment is further discussed in the Consolidated Information section.

Service Revenue

Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees. Service revenue totaled $31.0 billion in 2007, $31.1 billion in 2006 and $19.3 billion in 2005.

The following is a summary of our average subscribers and average revenue per subscriber for the years ended December 31, 2007, 2006 and 2005. The number of subscribers impacts service revenues, cost of service and bad debt expense, as well as support costs, such as customer care and billing, which are included in general and administrative expenses. A summary of changes in net additions to subscribers and average monthly revenue per subscriber for each of the last three years may be found on pages 38 and 39.

	Year Ended December 31,			Change from Previous Year
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	(subscribers in thousands)
Average post-paid subscribers(1)(2)	41,454	40,319	25,185	1,135	15,134
Average prepaid subscribers	4,391	3,461	829	930	2,632

Average monthly service revenue per user:
Direct post-paid	$59	$61	$63	$(2)	$(2)
Direct prepaid	30	33	37	(3)	(4)
Average direct post and prepaid	56	59	62	(3)	(3)

(1)	Average subscribers represent the weighted average number of direct subscribers included in our customer base during the period, including subscribers added through acquisitions, net of deactivated subscribers.
(2)	The average subscribers for the year ended December 31, 2007 are inclusive of 170,000 subscribers acquired through our 2007 acquisition of Northern PCS, compared to 4,156,000 subscribers acquired through our 2006 acquisitions of certain PCS Affiliates and Nextel Partners, and 17,989,000 and 860,000 subscribers acquired through the 2005 Sprint-Nextel merger and the acquisitions of certain PCS Affiliates.

Service revenues decreased $15 million or less than 1% in 2007 as compared to 2006, due to:

•

a decrease of approximately $220 million in service revenue from our direct post-paid subscribers. This decrease is due primarily to a decline in average monthly service revenue per post-paid user, attributable to a decrease in the average monthly voice revenue per post-paid user, which is only partially offset by an increase in the average monthly data revenue per post-paid user. This decline is partially offset by an increase in revenue attributable to the increase in the weighted average number of direct post-paid subscribers;

offset by

•

a net increase of approximately $205 million in service revenue from our prepaid subscribers. This increase is due primarily to an increase in the average number of direct prepaid subscribers, partially offset by a decline in average monthly service revenue per prepaid subscriber.

Service revenues increased $11.8 billion or 61% in 2006 as compared to 2005, due to:

•

a net increase of approximately $10.8 billion in service revenue from our direct post-paid subscribers, due primarily to an increase in the average number of direct post-paid subscribers, most of which were acquired in the Sprint-Nextel merger; and

•

a net increase of approximately $1.0 billion in service revenue from our prepaid subscribers, due primarily to an increase in the average number of direct prepaid subscribers, most of which were acquired in the Sprint-Nextel merger.

The net increase in post-paid subscribers is a function of several factors. We believe that other than the subscribers acquired through business combinations, new subscribers are attracted to our differentiated products and services, particularly CDMA-based data-related services, including those available under our Sprint Power Vision service plans, and other non-voice services. Within our existing customer base in 2007, 1.6 million subscribers, including over 400,000 subscribers in the fourth quarter, transferred from our iDEN subscriber base to take advantage of these products and services, which include data cards, downloading music, global positioning satellite, or GPS, enabled navigation services, instant messaging and emails, sending and receiving pictures, playing on-line games, browsing the Internet wirelessly, and with our PowerSource handsets, using CDMA-based voice and data applications and our iDEN-based walkie-talkie applications. Offsetting the increase in CDMA subscribers, we have also experienced a continued decline in iDEN subscribers in addition to those that transferred from the iDEN subscriber base to the CDMA subscriber base. We believe that this decline was due in part to customer sentiment related to: the network, limited handset offerings at higher than market prices and customer care experience. See subscriber trends discussed in “—Wireless Segment Earnings” below.

The average monthly service revenue per post-paid subscriber generally decreased year over year due primarily to declines in voice revenue per subscriber. This decline is primarily due to the loss of subscribers with higher priced service plans, while new subscribers and the subscribers acquired from the PCS Affiliates have lower priced service plans. In addition, the decline is partly attributable to the migration of our existing customers to family add-on plans or plans that include roaming in their service plan, as well as increased sales to businesses and the government, which receive favorable volume-based pricing. This decline in the average voice revenue per subscriber is partially offset by an increase in the average data revenue per post-paid subscriber, which is attributable to our CDMA-based data offerings such as short message service, or SMS, connection cards and our Sprint Vision and Power Vision service plans. The decrease in the average monthly service revenue per prepaid subscriber in the year ended December 31, 2007 is due in part to a decrease in usage of wireless services by our existing customers. See average monthly service revenue per post-paid subscriber trends discussed in “—Wireless Segment Earnings” below.

Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenues consist primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers and net revenues retained from wireless subscribers residing in PCS Affiliate territories. Wholesale, affiliate and other revenues increased 22% in 2007 as compared to 2006 primarily due to increases in our wholesale operators’ subscribers. Wholesale, affiliate and other revenues decreased 4% in 2006 as compared to 2005 primarily due to the PCS Affiliate acquisitions. In 2007, wholesale subscriber additions were 1.3 million, resulting in about 7.7 million wholesale subscribers at December 31, 2007, compared to about 6.4 million wholesale subscribers at December 31, 2006 and 5.2 million wholesale subscribers at December 31, 2005.

Cost of Services

Cost of services consists primarily of:

•

costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with our network engineering employees and frequency leasing costs;

•

fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline and wireless providers for calls terminating on their networks, which fluctuates in relation to the level and duration of those terminating calls;

•	long distance costs paid to the wireline business;

•	costs to service and repair handsets and activate service for new subscribers;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as ringers, games, music, TV and navigation by our customers.

Cost of services increased 7% in 2007 as compared to 2006 primarily due to increased costs relating to the expansion of our network and increased minutes of use on our networks. Specifically, we experienced:

•	an increase in roaming expenses, primarily with respect to subscribers of our CDMA services, due to increased data and voice usage outside of our CDMA network; and

•

an increase in cell site and switch-related operational costs, including increases in rent and fixed and variable interconnection costs due to the increase in usage, number of cell sites and related equipment in service.

Cost of services increased 49% in 2006 as compared to 2005, primarily due to increased costs resulting from the Sprint-Nextel merger.

Service gross margin declined 2% in 2007 as compared to 2006 and increased 62% in 2006 as compared to 2005, due to the reasons described above. As a percentage of total service revenue, service gross margin decreased slightly to 73% in 2007 from 75% in 2006 and 73% in 2005.

Equipment Revenue

We recognize equipment revenue when title to the handset or accessory passes to the dealer or end-user customer. We reduce equipment revenue for certain payments to third-party dealers, which reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Revenues from sales of handsets and accessories decreased 18% in 2007 as compared to 2006, primarily due to a decrease in the average sales price of handsets due to more aggressive acquisition and retention handset pricing, which was only slightly offset by an increase in the number of handsets sold. Revenues from sales of handsets and accessories increased 49% in 2006 as compared to 2005, primarily due to additional handsets sold due to the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions.

Cost of Products

We recognize the cost of handsets and accessories when title to the handset or accessory passes to the dealer or end-user customer. Cost of handsets and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. The cost of handsets is reduced by any rebates that we earn from the supplier. Handset and accessory costs increased 2% in 2007 as compared to 2006 due to the increase in the number of handsets sold and an increase in the average cost of the units sold as we continue to sell higher priced units with more functionality. Handset and accessory costs increased 51% in 2006 as compared to 2005 primarily due to additional handsets sold due to the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions.

Subsidy

Our marketing plans assume that handsets typically will be sold at prices below our cost, which is consistent with industry practice. Our subscriber retention efforts often include providing incentives to customers such as offering new handsets at discounted prices. Handset costs in excess of the revenues generated from handset sales (referred to in our industry as subsidy) as a percentage of equipment revenues increased to 94% in 2007 from 55% in 2006 and 54% in 2005, as a result of efforts to promote the acquisition of new and retention of existing subscribers.

Selling, General and Administrative Expense

Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and direct sales force for new handset activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, retail stores and marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and back office support activities, including collections, legal, finance, human resources, strategic planning and technology and product development.

Sales and marketing expense increased about 9% in 2007 from 2006 as compared to an increase of 47% in 2006 from 2005. For the year ended December 31, 2007, we experienced increased advertising expense, reflecting our renewed focus on promoting our brand in an effort to gain market share by attracting new subscribers and continuing to build loyalty among existing subscribers, and we increased compensation of our post-paid third-party dealers for both new subscriber additions and upgrades.

General and administrative costs increased about 5% in 2007 from 2006 as compared to an increase of 67% in 2006 from 2005, primarily due to increases in bad debt expense resulting from higher average write-offs per account and increases in customer care costs due to higher call volumes and additional customer care representatives. These costs were partially offset by decreases in IT and billing costs due to application rationalization, including financial reporting and billing system consolidations.

Bad debt expense increased $262 million in 2007 to $896 million, as compared to a $168 million increase in 2006 to $634 million. The 2007 increase was primarily the result of higher average write-offs per account, which accounted for about 77% of the increase in bad debt. Increases in the average write-offs per account can be attributed to a higher number of subscribers per account, increased add-a-phone activity, increased incidence of overages, increased fees related to data services and increased credit extended in early 2007 and 2006. The 2006 increase is primarily attributable to the increase in the number of subscribers, including subscribers acquired through acquisitions, and an increase in involuntary churn.

Wireless Segment Earnings

Wireless segment earnings decreased about $1.8 billion or 15% in 2007 from 2006 primarily due to increases in costs to acquire our subscribers, due to lower equipment revenue, and increases in network and interconnection costs. Wireless segment earnings increased $4.7 billion or 68% in 2006 from 2005, primarily due to increased revenue resulting from additional subscribers acquired in connection with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions.

Based on information currently available to management, we expect to experience continued downward pressure on Wireless segment earnings in the near term, including a significant reduction in the first quarter 2008 as compared to our Wireless segment earnings of about $2.2 billion in the fourth quarter 2007. Specifically, we expect service revenue to continue to decline in the near term due to expected declines in the number of new subscribers and increases in churn including churn on our CDMA network for the reasons discussed on page 39, as well as a decline in our average monthly service revenue per user as growth from our data services is expected to only partially offset declines in voice services. In addition, because we plan to lower the prices of certain handset devices, our equipment net subsidy may increase, which could increase the overall cost to acquire subscribers. Although management has implemented a program designed to rationalize our cost structure by reducing our workforce, decreasing the number of external contractors and eliminating poor performing distribution points, we do not expect that these cost reductions will offset the expected service revenue declines and increases in net equipment subsidy described above. See “—Forward-Looking Statements.”

Wireline

	Year Ended December 31,			Change from Previous Year
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	(in millions)
Voice(1)	$3,509	$3,769	$4,120	(7)%	(9)%
Data	1,210	1,432	1,620	(16)%	(12)%
Internet(1)	1,575	1,143	829	38%	38%
Other	169	216	249	(22)%	(13)%

Total net services revenue	6,463	6,560	6,818	(1)%	(4)%
Costs of services and products	(4,446)	(4,491)	(4,386)	(1)%	2%

Service gross margin	$2,017	$2,069	$2,432	(3)%	(15)%

Service gross margin percentage	31%	32%	36%
Selling, general and administrative expense	$(943)	$(1,078)	$(1,398)	(13)%	(23)%
Wireline segment earnings	1,074	991	1,034	8%	(4)%
Severance, exit costs, asset impairments and other(2)	(42)	(31)	(30)	35%	3%
Depreciation and amortization(2)	(534)	(506)	(499)	6%	1%
Wireline operating income	498	454	505	10%	(10)%

(1)	2006 figures include a reclassification of VoIP revenues from voice to internet of $209 million, as the cable product was supported by the IP platform.
(2)	Severance, exit costs and asset impairments and depreciation and amortization are discussed in the Consolidated Information section. Other expense includes charges associated with legal contingencies for the year ended December 31, 2007.

Total Net Services Revenues

Total net services revenues decreased 1% in 2007 as compared to 2006 and decreased 4% in 2006 as compared to 2005, primarily as a result of a lower priced product mix, as well as volume decreases associated with the reduction in our customer base, which is a result of our exit from several businesses described below. This decrease was partially offset by a higher volume of minutes in our affiliate business and growth in our VoIP business.

Voice Revenues

Voice revenues decreased 7% in 2007 as compared to 2006 and decreased 9% in 2006 as compared to 2005. The 2007 decrease was primarily a result of certain business customers that were transferred to Embarq as part of the spin-off in the second quarter 2006, as well as a decrease in our customer base and continued price declines. Also contributing to the decrease is the loss of conference line customers due to the final transition of those activities in the third quarter 2006 as part of the sale of that business. The 2006 decrease also reflects the sale of our unbundled network element platform, or UNE-P, customers in the first quarter 2006.

Our retail business experienced a decrease in voice revenues of 22% in 2007 as compared to 2006, and a decrease of 25% in 2006 as compared to 2005. The 2007 decrease was primarily due to the loss of accounts related to the Embarq spin-off, the sale of our conference line business and lower prices. The 2006 decrease was primarily due to increased competition, which resulted in lower prices per minute notwithstanding increased minute volumes. Our business trends continue to shift away from the retail business and toward the wholesale business.

Voice revenues related to our wholesale business increased 1% in 2007 as compared to 2006 and increased about 19% in 2006 as compared to 2005. Minute volume increases accounted for the 2007 and 2006 increases, primarily as a result of our relationship with Embarq. We began providing wholesale long distance services to Embarq following the spin-off. Rate declines slightly offset the minute volume increase.

Voice revenues generated from the provision of services to the Wireless segment represented 23% of total voice revenues in 2007 as compared to 17% in 2006 and 14% in 2005.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased 16% in 2007 as compared to 2006 and decreased 12% in 2006 as compared to 2005 due to declines in frame relay and ATM services as customers migrated to IP-based technologies. These declines were partially offset by growth in managed network services.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased 38% in 2007 as compared to 2006 and increased 38% in 2006 as compared to 2005. The increases were due to higher IP revenues as business customers increasingly migrate to MPLS services, as well as revenue growth in our cable VoIP business, which experienced a 80% increase in 2007 as compared to 2006 and an 127% increase in 2006 as compared to 2005.

Other Revenues

Other revenues, which primarily consists of sales of customer premises equipment, or CPE, decreased 22% in 2007 as compared to 2006 and decreased 13% in 2006 as compared to 2005 as a result of fewer projects in 2007 and 2006.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased 1% in 2007 from 2006 and increased 2% in 2006 from 2005. The decrease in 2007 relates to decreased costs due to declining volumes and improved access cost rates in the retail business, partially offset by increased activity in the wholesale and cable VoIP businesses. The increase in 2006 relates primarily to network costs to support growth in our cable initiatives in addition to increased domestic access volume, partially offset by fewer CPE projects in 2006, the loss of UNE-P customers and renegotiated access rate agreements and initiatives to reduce access circuit costs.

Service gross margin percentage decreased from 36% in 2005 to 32% in 2006 to 31% in 2007, primarily as a result of declining net services revenue and a lower margin product mix.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 13% in 2007 as compared to 2006 and decreased 23% in 2006 as compared to 2005. The 2007 decline was due primarily to recognition of a prepaid license from Vonage covering the use of certain patents within our patent portfolio, as well as a reduction in employee headcount, reduced commissions as a result of the spin-off of Embarq and decreased customer care and billing expenses due to a smaller customer base. These declines were partially offset by increases in costs associated with cable VoIP support. The 2006 decline was due primarily to decreased marketing and advertising as a result of a change in the mix of marketing strategies and lower general and administrative and information technology expenses.

Selling, general and administrative expense includes charges for estimated bad debt expense. Each quarter we reassess our allowance for doubtful accounts based on customer-specific indicators, as well as historical trends and industry data, to ensure we are adequately reserved. In 2007, bad debt expense increased slightly primarily due to customer specific reserves. The improvement between 2006 and 2005 reflects improved trends in collections and agings.

Total selling, general and administrative expense as a percentage of net services revenues was 15% in 2007, 16% in 2006 and 21% in 2005.

Wireline Segment Earnings

Wireline segment earnings increased $83 million or 8% in 2007 from 2006 primarily due to an increase in internet revenue, and a decrease in selling, general and administrative expenses due to the recognition of the Vonage prepaid license, partially offset by decreases in voice and data revenue. Wireline segment earnings decreased $43 million or 4% in 2006 from 2005 primarily due to voice revenue declines related to customer migrations to alternate sources such as cable and wireless.

In 2008, we expect to see continued revenue growth in IP services, offset by declines in voice revenues due to lower pricing on commercial contracts and continued pressure in the long distance market. In addition, increased competition and the excess capacity resulting from new technologies and networks may result in further price reductions. See “—Forward-Looking Statements.”

Consolidated Information

	Year Ended December 31,			Change from Previous Year
	2007	2006	2005	2007 vs 2006	2006 vs 2005
	(in millions)
Selling, general and administrative expenses	$(12,673)	$(11,957)	$(8,850)	6%	35%
Severance, exit costs and asset impairments	(440)	(207)	(43)	113%	NM
Goodwill impairment	(29,729)	—	—	NM	NM
Depreciation	(5,711)	(5,738)	(3,864)	0%	48%
Amortization	(3,312)	(3,854)	(1,336)	(14)%	NM
Interest expense	(1,433)	(1,533)	(1,294)	(7)%	18%
Interest income	151	301	236	(50)%	28%
Equity in (losses) earnings of unconsolidated investees	(3)	(6)	107	(50)%	(106)%
Realized gain on sale or exchange of investments	253	205	62	23%	231%
Other, net	(3)	32	39	(109)%	(18)%
Income tax benefit (expense)	365	(488)	(470)	NM	4%
Discontinued operations, net	—	334	980	(100)%	(66)%
Net income (loss)	(29,580)	1,329	1,785	NM	(26)%

NM—Not Meaningful

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to the Wireless segment were $11.2 billion in 2007, $10.4 billion in 2006 and $6.7 billion in 2005. The selling, general and administrative expenses related to the Wireline segment were $943 million in 2007, $1.1 billion in 2006 and $1.4 billion in 2005.

In addition to the selling, general and administrative expenses discussed in the segment earnings discussions, we incurred corporate general and administrative expenses of $359 million in 2007, $246 million in 2006 and $649 million in 2005, including certain merger and integration expenses of $172 million in 2007, $222 million in 2006 and $580 million in 2005 as discussed in “—Merger and Integration Expenses” below. Also included in corporate general and administrative expenses are expenses related to our planned deployment of a next generation broadband wireless network, and such expenses are expected to increase in future quarters.

Merger and Integration Expenses

We incurred $516 million of merger and integration expenses in 2007, $413 million in 2006 and $580 million in 2005, of which $344 million and $191 million are included in our Wireless segment for 2007 and 2006, respectively, as the expenses are solely and directly attributable to that segment. These expenses are generally classified as selling, general and administrative and cost of products as appropriate on our consolidated statement of operations. Merger and integration expenses that are not solely and directly attributable to the Wireless segment are included in our Corporate segment and are classified as selling, general and administrative expenses. Merger and integration expenses increased in 2007 as compared to 2006, primarily due to costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks. Merger and integration expenses decreased in 2006 as compared to 2005 primarily due to reduced rebranding, internal labor and retention costs offset by increased system rationalization costs.

Severance, Exit Costs and Asset Impairments

During 2007, we had asset impairments of $163 million, which related to the write-off of network assets, including site development costs, that we determined would not be used based on management’s strategic network plans, the loss on the sale of Velocita Wireless, and the closing of retail stores due to integration activities. We wrote off $69 million of assets in 2006 and $44 million of assets in 2005 primarily related to software asset impairments.

We recorded severance and exit costs of $277 million in 2007 related to the separation of employees, exit costs primarily associated with the sale of Velocita Wireless and continued organizational realignment initiatives associated with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. In 2006, we recorded $138 million in severance and exit costs primarily related to our realignment initiatives associated with the Sprint-Nextel merger and integration initiatives.

Goodwill Impairment

In the fourth quarter 2007, we performed our annual assessment of impairment for goodwill. As a result of this assessment, which is described in note 3 of the Notes to Consolidated Financial Statements, we recorded a non-cash goodwill impairment charge of $29.7 billion.

Depreciation and Amortization Expense

Depreciation expense in 2007 remained flat as compared to 2006. The 2007 depreciation expense includes about a $400 million decrease related to depreciation rate changes with respect to our CDMA and Wireline networks assets, resulting from our annual depreciable lives study. These rate changes are primarily related to certain assets becoming fully depreciated and net changes in service lives of certain assets. The decreases resulting from the depreciation rate changes were fully offset by normal additions to our network asset base. Depreciation expense increased 48% in 2006 from 2005, primarily due to the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions.

Amortization expense decreased 14% in 2007 from 2006, primarily due to decreases in the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. Amortization expense increased $2.5 billion in 2006 from 2005, primarily due to the amortization of the value of customer relationships and other definite lived intangible assets acquired in connection with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. See note 3 of the Notes to Consolidated Financial Statements for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense in 2007 decreased 7% as compared to 2006, primarily reflecting the reduction in our average debt balance. The effective interest rate on our average long-term debt balance of $21.8 billion in 2007 was 6.9%, unchanged from 2006 based on an average long-term debt balance of $23.2 billion. The effective interest rate includes the effect of interest rate swap agreements. As of December 31, 2007, the average floating rate of interest on the interest rate swaps was 8.0%, while the weighted average coupon on the underlying debt was 7.2%. See “—Liquidity and Capital Resources” for more information on our financing activities.

Interest Income

Interest income includes dividends received from certain investments in equity securities and interest earned on marketable debt securities and cash equivalents. In 2007, interest income decreased 50%, as compared to 2006, primarily due to a decrease in the average commercial paper held, as well as a decrease in the average temporary cash investments balance. In 2006, interest income increased 28% as compared to 2005, primarily due to the higher interest rates on the cash equivalents balances as well as interest income recognized in relation to a favorable tax audit settlement for the years 1995 to 2002. The 2006 increase was partially offset by the decrease in cash investment balances due to debt retirements, purchases of common stock and acquisitions.

Equity in Earnings (Losses) of Unconsolidated Investees, net

Under the equity method of accounting, we record our proportional share of the earnings or losses of the companies in which we have invested and have the ability to exercise significant influence over, up to the amount of our investment in the case of losses. We recorded $3 million of equity method losses during 2007. We recorded $6 million of equity method losses during 2006, primarily due to our ownership interests in E-wireless. We recorded $107 million of equity method earnings in 2005 primarily related to Nextel Partners.

Realized Gain on Sale or Exchange of Investments

During 2007, we recognized a gain from the sale of investments of $253 million, primarily due to a pre-tax gain of $240 million related to the sale of a portion of our equity interest in Virgin Mobile USA, LLC, or VMU. See note 1 of the Notes to Consolidated Financial Statements for more information.

During 2006, we recognized a gain from the sale of investments of $205 million, primarily due to $433 million of gains on the sales of our investment in NII Holdings, Inc., partially offset by a loss of $274 million from the change in fair value of an option contract associated with our investment in NII Holdings, as described in note 9 of the Notes to Consolidated Financial Statements.

We recognized a gain of $62 million from the sale of investments in 2005, which primarily consisted of gains related to our investments in Call-Net Enterprises, Inc., NII Holdings and Earthlink, Inc.

Other, net

Other, net consists mainly of gain/loss on early retirement of debt and other miscellaneous income/expense.

Income Tax Benefit (Expense)

Our consolidated effective tax rates were 1.2% in 2007, 32.9% in 2006 and 36.4% in 2005. The 2007 effective tax rate was impacted by $29.3 billion of the $29.7 billion non-cash impairment charge related to goodwill as substantially all of the charge is not separately deductible for tax purposes and a $105 million benefit related to state income tax law changes. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 7 of the Notes to Consolidated Financial Statements.

Discontinued Operations, net

Discontinued operations reflect the results of our Local segment for 2005 and the year-to-date period through May 17, 2006, the date of the Embarq spin-off. Additional information regarding our discontinued operations can be found in note 15 of the Notes to Consolidated Financial Statements.

Net Income (Loss)

We recorded a net loss in 2007 as compared to net income in 2006 principally due to a one time non-cash goodwill impairment charge in our Wireless segment and a decline in the performance of the Wireless segment. Net income decreased in 2006 compared to 2005 primarily due to the discontinued operations of Embarq in 2006.

We expect downward pressure on our consolidated results of operations in the near term caused principally by the expected decline in Wireless segment earnings discussed above, together with increased severance, exit costs. See “—Forward-Looking Statements.”

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, directory assistance, and operator-assisted calling and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each bill cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Subscriber revenue earned but not billed represented about 11.4% of our accounts receivable balance as of December 31, 2007.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to large wireless and wireline customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, estimated proceeds from future bad debt sales, and other qualitative considerations, including macro-economic factors. The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, and future returns and mail-in rebates on handset sales. The allowance amounts recorded represent our best estimate of future outcomes; to the extent that our actual experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. Any resulting adjustments would change the net accounts receivable reported on our balance sheet, and bad debt expense, in the case of estimates related to doubtful accounts, or revenue, in the case of estimates related to other allowances, reported in our results of operations in future periods. For example, if our allowance for doubtful accounts estimate were to change by 10%, it would result in a corresponding change in bad debt expense of $37 million for the Wireless segment and $2 million for the Wireline segment.

Device and Accessory Inventory

Inventories of handsets and accessories in the Wireless segment are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs and related revenues are recognized at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale, and we expect to recover the handset subsidies through service revenues.

As of December 31, 2007, we held $938 million of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle and marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell handsets or use them in the service and repair channel.

Valuation and Recoverability of Certain Long-lived Assets Including Definite Lived Intangible Assets

A significant portion of our total assets are long-lived assets, including property, plant and equipment and definite lived intangible assets. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.

Property, plant and equipment represented $26.5 billion of our $64.1 billion in total assets as of December 31, 2007. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life	Average Useful Life
Buildings and improvements	3 to 30 years	12 years
Network equipment, site costs and software	3 to 31 years	8 years
Non-network internal use software, office equipment and other	3 to 12 years	4 years

We calculate depreciation on certain of our assets using the group life method. Accordingly, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized.

Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we perform annual internal studies to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, to calculate the remaining life of our asset base. When these factors indicate that an asset’s useful life is different from the original assessment, we depreciate the remaining book values prospectively over the adjusted estimated useful life.

During the first quarter 2007, we implemented depreciation rate changes with respect to assets that comprise the CDMA and Wireline networks resulting from our annual depreciable lives study. These revised rates reflected both changes in the useful life estimates of certain of our asset groups and adjustments to our accumulated depreciation accounts. The reduced expense associated with the depreciation rate changes resulted in approximately $400 million reduction in depreciation expense or $0.09 per share reduction in net loss for the year ended December 31, 2007. In addition to performing our annual study, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $7.9 billion as of December 31, 2007, and our future strategic plans for this network, as an increasingly larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material. For example, a 10% reduction in the remaining weighted average useful life of the iDEN network assets would increase annual depreciation expense by about $170 million. In conjunction with our fourth quarter goodwill impairment review, we re-assessed the remaining useful lives of our long-lived assets and concluded they were appropriate. We are in the process of completing our annual depreciation study and expect any results from that study to be concluded and initially recorded in the first quarter 2008.

Intangible assets with definite useful lives represented $6.0 billion of our $64.1 billion in total assets as of December 31, 2007. Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of certain PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect® trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets. For additional information, please refer to note 3 of the Notes to Consolidated Financial Statements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We group our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of wireless and wireline, and the wireless asset group includes our intangible assets, our wireless property, plant and equipment and goodwill. Indicators of impairment for our asset groups include, but are not limited to, a sustained significant decrease in the market price of or the cash flows expected to be derived from the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability.

In conjunction with our annual assessment of goodwill for impairment, we performed a recoverability test of the wireless long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We included cash flow projections from our wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the sale of FCC licenses, trade names, and customer relationships. The undiscounted future cash flows of the wireless long-lived assets exceeded their net book value. As a result, no impairment charge was recorded.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our business, including network equipment, cell site development costs, and software in development, to determine if an impairment charge is required. Network equipment and cell site development costs are impaired whenever events or changes in circumstances cause us to abandon such assets if they are no longer needed to meet management’s strategic network plans. Software development costs are impaired when it is no longer probable that the software project will be deployed. For the year ended December 31, 2007, we recorded an after-tax impairment charge of $103 million primarily related to the abandonment of certain iDEN cell sites under construction. For the year ended December 31, 2006, we recorded an after-tax impairment charge of $43 million primarily related to software asset impairments and abandonments of various assets, including certain cell sites under construction. For the year ended December 31, 2005, we recorded an after-tax impairment charge of $27 million primarily related to the write-off of various software applications. We also periodically assess network equipment that has been removed from the network to determine if an impairment charge is required. If we continue to have challenges retaining iDEN subscribers and as we continue to assess the impact of rebanding the iDEN network, management may abandon certain iDEN assets in future periods if we conclude those assets will either never be deployed or redeployed, in which case we would recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $22.1 billion of our $64.1 billion in total assets as of December 31, 2007. We have identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite lived intangibles annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include, a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

When required, we first test goodwill for impairment by comparing the fair value of our wireless reporting unit with its net book value. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not deemed to be impaired, and no further testing would be necessary. If the net book value of our wireless reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our wireless reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the wireless reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference.

During the period from our annual 2006 goodwill impairment assessment through the third quarter 2007, we periodically analyzed whether any indicators of impairment had occurred. As part of these periodic analyses, we derived the estimated equity value of the wireless reporting unit, which we then compared to its net book value. Specifically, we reduced our stock price by the estimated value per share of our Wireline reporting unit and then added a control premium, as permitted by FASB guidance, to determine an estimate of the equity value of the wireless reporting unit. As the estimated fair value of the wireless reporting unit was higher than its net book value during each of these periods, no additional testing was necessary.

In the fourth quarter 2007, we conducted our annual assessment of goodwill for impairment. During this quarter, we experienced a sustained, significant decline in our stock price. The reduced market capitalization reflected the Wireless segment’s lower than expected performance, due in large part to fewer than expected net subscriber additions. In previous periods, we had expected that we would be able to produce net post-paid subscriber additions during 2007. In the fourth quarter, we reported a loss of 683,000 post-paid subscribers which was the most post-paid subscribers we had ever lost in a quarter.

We also updated our forecasted cash flows of the wireless reporting unit during the fourth quarter. This update considered current economic conditions and trends; estimated future operating results; our views of growth rates, anticipated future economic and regulatory conditions; and the availability of necessary technology, network infrastructure, handsets and other devices. Several factors led to a reduction in forecasted cash flows, including, among others, our ability to attract and retain subscribers, particularly subscribers of our iDEN-based services, in a highly competitive environment; expected reductions in voice revenue per subscriber; the costs of acquiring subscribers; and the costs of operating our wireless networks.

Based on the results of our annual assessment of goodwill for impairment, the net book value of the wireless reporting unit exceeded its fair value. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the wireless reporting unit as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as customer relationships, FCC licenses and trade names. Such items had fair values substantially in excess of current book values. The resulting implied goodwill was $935 million; accordingly, we reduced the goodwill recorded prior to this assessment by $29.7 billion to write our goodwill down to the implied goodwill amount as of December 31, 2007. The $29.7 billion goodwill impairment charge is our best estimate of the goodwill charge as of December 31, 2007. Any adjustment to that estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the first quarter 2008. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly, we do not adjust the net book value of the assets and liabilities on our consolidated balance sheet other than goodwill as a result of this process.

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the wireless reporting unit.

•

Income Approach: To determine fair value, we discounted the expected cash flows of the wireless reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our wireless operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted it to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our wireless reporting unit using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of fair value of the wireless reporting unit and other assets and liabilities within the wireless reporting unit requires us to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, or OIBDA and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. We evaluated the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit, as well as the fair values of the corresponding assets and liabilities within the wireless reporting unit, and concluded they are reasonable.

Changes in certain assumptions could have a significant impact on the goodwill impairment charge. For example, a decrease in OIBDA by 5% or an increase in capital expenditures by 5% would result in an additional goodwill impairment charge equal to our remaining goodwill of $935 million. Conversely, an increase in OIBDA by 5% or a decrease in capital expenditures by 5% would result in a reduction to the goodwill impairment charge by $2.9 billion and $2.0 billion, respectively. A 50 basis point increase or decrease in the discount rate would result in an approximate $350 million increase or decrease to the goodwill or impairment charge, respectively. A 50 basis point increase or decrease in the terminal growth rate would result in an approximate $400 million decrease or increase to the charge, respectively. The sensitivity amounts above are calculated based on the impact of the change in the fair value of the wireless reporting unit, as well as the impact of changes in the fair values of the assets and liabilities of the wireless reporting unit.

The allocation of the fair value of the wireless reporting unit to individual assets and liabilities within the wireless reporting unit also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, FCC licenses, trademarks and current replacement costs for certain property, plant and equipment.

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

The accounting estimates related to our indefinite lived intangible assets require us to make significant assumptions about fair values. Our assumptions regarding fair values require significant judgment about economic factors, industry factors and technology considerations, as well as our views regarding the prospects of our business. Changes in these judgments may have a significant effect on the estimated fair values.

Tax Valuation Allowances and Uncertain Tax Positions

We are required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine it is more likely than not that the asset will not be realized. The accounting estimates related to the tax valuation allowance require us to make assumptions regarding the timing of future events, including the probability of expected future taxable income and available tax planning opportunities. These assumptions require significant judgment because actual performance has fluctuated in the past and may do so in the future. The impact that changes in actual performance versus these estimates could have on the realization of tax benefits as reported in our results of operations could be material.

We carried an income tax valuation allowance of $723 million as of December 31, 2007. This amount includes a valuation allowance of $477 million for the total tax benefits related to net operating loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to capital loss, state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $100 million related to separate company state net operating losses incurred by our subsidiaries after we acquired them. The valuation allowance was provided on these separate company state net operating loss benefits since these subsidiaries do not have a sufficient history of taxable income. Current analyses of cumulative historical income and qualitative factors indicate that the valuation allowance continues to be appropriate, meaning that we currently believe that it is more likely than not that we will not realize such tax benefits in the future. We will continue to monitor these analyses and factors in future periods and may adjust the valuation allowance based on the facts and circumstances existing in future periods. For the valuation allowance relating to the acquired tax benefits described above, if we reverse any allowance in 2008, we would first reduce goodwill or intangible assets resulting from the acquisitions. Any adjustment to the valuation allowance after 2008 would be recorded to the statement of operations following the guidance in the recently issued SFAS No. 141R, Business Combinations, described in further detail in Significant New Accounting Pronouncements.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 7 of the Notes to Consolidated Financial Statements for additional information regarding FIN 48. Our liability for uncertain tax positions was $654 million as of December 31, 2007.

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

Significant New Accounting Pronouncements

Fair Value Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement changes the definition of fair value, as defined by previous statements, to “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Additionally, this statement establishes a hierarchy that classifies the inputs used to measure fair value. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities the choice to measure certain financial instruments and other items at fair value on specified measurement dates and report any unrecognized gains or losses in earnings and serves to minimize volatility in earnings that occurs when assets and liabilities are measured differently without having to apply complex hedge accounting provisions. Both SFAS No. 157 and SFAS No. 159 are effective for our quarterly reporting period ending March 31, 2008, however in February 2008, the FASB issued a FASB Staff Position to partially delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.

Based on the FASB Staff Position noted above, the partial adoption of SFAS No. 157 will not have a material impact on our financial position and results of operations in 2008. We are still assessing the impact that SFAS No. 157 will have on our nonrecurring measurements for nonfinancial assets and liabilities in 2009. Upon the partial adoption of SFAS No. 157 in the quarterly period ending March 31, 2008, we expect to have additional disclosures in the notes to our consolidated financial statements for certain recurring fair value measurements. We are continuing to evaluate the impact of the FASB Staff Position noted above as it relates to the disclosure of our nonrecurring fair value measurements, such as our annual impairment review of our goodwill and FCC licenses, and it will require significant disclosures related to our key assumptions and variables used in these analyses. We do not plan to elect the fair value option under the provisions of SFAS No. 159 for eligible financial assets and liabilities held on January 1, 2008; however, we will apply the fair value provisions of that statement for all eligible assets and liabilities subsequently acquired or modified on or after January 1, 2008.

Other New Accounting Pronouncements

In September 2006, the EITF reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or as an expense. This issue is effective for our quarterly reporting period ending March 31, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We do not expect this consensus to have a material impact on our consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings (accumulated deficit) according to SFAS No. 123R, Share-Based Payment. This issue is effective for our quarterly reporting period ending March 31, 2008. We do not expect this consensus to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which revises SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this Statement could have a material impact on us with respect to business combinations completed after the effective date. Such significant changes include, but are not limited to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the Statement’s effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for our quarterly reporting period ending March 31, 2009. This statement could have a material impact on us to the extent we enter into an arrangement after the effective date of the standard where we are required to consolidate a non-controlling interest. If such an event occurred, we will report the non-controlling interest’s equity as a component of our equity in our consolidated balance sheet, we will report the component of net income or loss and comprehensive income or loss attributable to the non-controlling interest separately and changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.

Financial Condition

Our consolidated assets were $64.1 billion as of December 31, 2007, which included $28.1 billion of intangible assets, and $97.2 billion as of December 31, 2006, which included $60.1 billion of intangible assets. The decrease in our consolidated assets was primarily a result of the $29.7 billion goodwill impairment charge, recorded in 2007, the amortization of $3.3 billion related to our definite lived intangible assets, cash used in our stock repurchase program and the settlement of our securities loan agreement. See “—Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

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

Cash Flow

	Year Ended December 31,			Change
	2007	2006	2005	2007 Vs 2006	2006 Vs 2005
	(in millions)
Cash provided by operating activities	$9,245	$10,958	$10,679	(16)%	3%
Cash used in investing activities	(6,377)	(11,392)	(4,724)	(44)%	141%
Cash used in financing activities	(2,668)	(6,423)	(1,228)	(58)%	NM

At December 31, 2007, cash and cash equivalents were $2.2 billion as compared to $2.0 billion as of December 31, 2006.

Operating Activities

Net cash provided by operating activities of $9.2 billion in 2007 decreased $1.7 billion from 2006 reflecting a decline in our earnings, primarily due to:

•	a decrease in cash flows from discontinued operations of $903 million;

•	a decrease in cash received from customers of $779 million primarily due to a decrease in service revenues as a result of increased customer churn;

•	an increase in cash paid to our suppliers and employees of $285 million; and

•	a decrease in interest received of $151 million due to a decrease in average commercial paper and temporary cash balances held during the year;

offset by

•	a decrease of $311 million in cash paid for interest on debt due to the retirement of debt and cash paid for taxes.

Net cash provided by operating activities increased $279 million in 2006 from 2005 primarily due to a $12.0 billion increase in cash received from our customers as a result of the Sprint-Nextel merger in the third quarter 2005, the PCS Affiliate acquisitions in 2005 and 2006 and the Nextel Partners acquisition in the second quarter 2006, as well as continued growth in the Wireless customer base. This increase was partially offset by an $8.5 billion increase in cash paid to suppliers and employees, $1.2 billion of proceeds received in 2005 from the communications towers lease transaction and a decrease in cash provided from discontinued operations of $1.1 billion.

Investing Activities

Net cash used in investing activities of $6.4 billion decreased $5.0 billion from 2006 primarily due to:

•

a $10.2 billion decrease in cash paid for acquisitions in 2007 as compared to 2006 when we acquired Alamosa Holdings, UbiquiTel, Velocita Wireless, Enterprise Communications and Nextel Partners for $10.5 billion compared to $287 million that we paid for the acquisition of Northern PCS in 2007;

•

a $1.2 billion decrease in capital expenditures from 2006 due to fewer cell sites, capacity modifications and inventory reductions in our Wireless segment and decreased investment in transport and switching equipment related to voice and cable customers; and

•	collateral of $866 million in cash received back from our securities loan agreements in 2007, compared to $866 million used to collaterize securities loan agreements in 2006;

offset by

•	a net decrease in proceeds from sale and maturities of marketable securities, investments and assets net of purchases, of $1.8 billion; and

•

$6.3 billion in proceeds received in 2006 in connection with the spin-off of our Local segment, including $1.8 billion received from Embarq at the time of the spin-off and proceeds from the sale of Embarq notes of $4.4 billion.

Net cash used in investing activities increased in 2006 by $6.7 billion from 2005 due primarily to:

•	a $10.3 billion increase in cash paid for acquisitions;

•	a $2.5 billion increase in cash paid for capital expenditures due to higher spending in our Wireless segment, in part related to spending on our iDEN network acquired in the Sprint-Nextel merger; and

•	$866 million in cash used to collateralize securities loan agreements;

partially offset by

•

$6.3 billion in proceeds received in 2006 in connection with the spin off of our Local segment, including $1.8 billion received from Embarq at the time it was spun-off and proceeds from the sale of the Embarq notes of $4.4 billion.

Financing Activities

Net cash used in financing activities of $2.7 billion during 2007 decreased $3.8 billion compared to 2006, primarily due to:

•

a decrease in cash used for debt and credit facility payments of $6.7 billion. In 2007, we made principal and debt repayments of $1.4 billion compared to payments in 2006 of $4.3 billion in payments and retirements related to our senior notes and capital lease obligations, $3.2 billion related to the retirement of our term loan and $500 million to retire the Nextel Partners credit facility;

offset by

•	$135 million in net maturities of commercial paper in 2007 compared to net issuances of $514 million in 2006;

•	payment of $866 million in 2007 to settle collaterized borrowings compared to proceeds of $866 million received from securities loan agreements in 2006; and

•

proceeds of $1.5 billion in 2007, including $750 million from our unsecured loan agreement with Export Development Canada and $750 million in principal from the sale of floating rate notes due 2010 compared to proceeds of $2.0 billion in principal amount of 6.0% senior serial redeemable notes received in 2006 that are due in 2016.

Pursuant to our share repurchase program, we repurchased about 87 million of our common shares for $1.8 billion in 2007 compared to 98 million of our common shares repurchased in 2006 for $1.6 billion. We received $344 million in 2007 and $405 million in 2006 in proceeds from common share issuances, primarily resulting from exercises of employee options. We paid cash dividends of $286 million in 2007 compared to $296 million in 2006. During 2006, we used $247 million to retire our Seventh series redeemable preferred shares.

Net cash used in financing activities of $6.4 billion during 2006 increased $5.2 billion from 2005 primarily due to

•	$1.6 billion for the purchase of our outstanding common shares pursuant to our share repurchase program that commenced in the third quarter 2006;

•

$3.7 billion paid for the retirement of our term loan and Nextel Partners bank credit facility compared to 2005 when we retired a $2.2 billion term loan and a $1.0 billion revolving credit loan with a new $3.2 billion loan;

•	$4.3 billion in payments and retirements related to our capital lease obligations and senior notes compared to $1.2 billion in 2005;

partially offset by

•	net proceeds from the sale of $2.0 billion in principal amount of 6.0% senior serial redeemable notes due in 2016;

•	proceeds of $866 million from securities loan agreements;

•	net proceeds of $514 million from issuance of commercial paper; and

•	$405 million in proceeds from common share issuances in 2006 compared to $432 million in 2005.

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

Liquidity

As of December 31, 2007, our cash and cash equivalents and marketable securities totaled $2.4 billion.

We have a $6.0 billion revolving credit facility, which expires in December 2010 and provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or prime rate plus a spread that varies depending on our parent company’s credit ratings. There is no rating trigger that would allow the lenders to terminate this facility in the event of a credit rating downgrade.

In April 2006, we commenced a commercial paper program, which reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of December 31, 2007, we had $379 million of commercial paper outstanding.

As of December 31, 2007, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the Report and Order, outstanding under our $6.0 billion revolving credit facility. These letters of credit reduce the availability under the revolving credit facility by an equivalent amount. As a result of the letters of credit and outstanding commercial paper, as of December 31, 2007, we had about $3.0 billion of borrowing capacity available under our revolving credit facility.

In light of conditions in our business and the financial markets, we have taken actions designed to enhance our financial flexibility. First, in early 2008, we decided that we will not pay dividends for the foreseeable future. Second, in late February 2008, we drew down $2.5 billion under our revolving credit facility to mitigate potential refinancing risk related to $1.25 billion in bonds that mature in November 2008 and our commercial paper program, as well as to enhance our financial flexibility in general. We now have about $500 million of borrowing capacity available under our revolving credit facility.

Our credit facilities require that we maintain a ratio of total indebtedness to trailing four quarter earnings before interest, taxes, depreciation and amortization of no more than 3.5 to 1.0, and as of December 31, 2007, the ratio was 2.5 to 1.0. A default under our credit facilities could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated.

Our credit facilities and the indentures that govern our outstanding senior notes also require that we comply with various covenants, including limitations on the incurrence of indebtedness and liens by us and our subsidiaries. Our credit facility covenants limit our subsidiaries (other than Nextel Communications and Sprint Capital Corp.) from incurring indebtedness or liens in excess of 15% of our consolidated shareholders’ equity. As of December 31, 2007, indebtedness from such subsidiaries totaled $0.5 billion. Accordingly, the fourth quarter 2007 charge related to the impairment of our goodwill has caused a reduction in the amount of debt and liens that can be incurred under our credit facilities by certain of our subsidiaries. As of December 31, 2007, we were in compliance with all covenants associated with our borrowings.

Our ability to fund our capital needs from outside sources is ultimately impacted by the overall capacity and terms available from the banking and securities markets. Given the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable cost of capital.

On February 28, 2008, one debt rating agency downgraded our rating to below investment grade. Downgrades of our current short or long-term ratings to below investment grade would not accelerate scheduled principal payments of our existing debt. The downgrade of our rating may cause us to incur higher interest costs on our borrowings and our access to the public capital markets could be negatively impacted. Our access to the commercial paper market may not be available on terms attractive to us, or at all.

As of December 31, 2007, we had a working capital deficit of $443 million compared to working capital of $562 million as of December 31, 2006.

Future Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2007. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles, or GAAP, currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “—Forward-Looking Statements.”

Future Contractual Obligations	Total	2008	2009	2010	2011	2012	2013 and Thereafter
	(in millions)
Senior notes, bank credit facilities, debentures and commercial paper(1)	$36,673	$3,175	$2,024	$2,730	$2,917	$4,312	$21,515
Capital leases(2)	174	29	17	12	12	12	92
Operating leases(3)	16,276	1,567	1,638	1,493	1,347	1,224	9,007
Purchase orders and other commitments(4)	15,388	7,957	2,436	1,381	886	602	2,126

Total	$68,511	$12,728	$6,115	$5,616	$5,162	$6,150	$32,740

(1)	Includes principal and estimated interest payments. Interest payments are based on management’s expectations for future interest rates.
(2)	Represents capital lease payments including interest.
(3)	Includes future lease costs related to cell and switch sites, real estate, network equipment and office space.
(4)	Includes service, spectrum, network capacity and other executory contracts. Excludes blanket purchase orders in the amount of $2.4 billion. See below for further discussion.

The table above does not include remaining costs to be paid in connection with the fulfillment of our obligation under the Report and Order. The total minimum cash obligation for the Report and Order is $2.8 billion. Costs incurred under the Report and Order associated with the reconfiguration of the 800 MHz band may be applied against the $2.8 billion obligation, subject to approval by the TA under the Report and Order. Because the final reconciliation and audit of the entire reconfiguration obligation outlined in the Report and Order will not take place until after the completion of all aspects of the reconfiguration process, there can be no assurance that we will be given full credit for the expenditures that we have incurred under the Report and Order. Additionally, since we, the TA and the FCC have not yet reached an agreement on the methodology for calculating certain amounts of property, plant and equipment to be submitted for credit associated with reconfiguration activity related to our own network, we cannot provide assurance that we will be granted full credit for certain of these network costs. However we believe that if we are successful in our appeal of the Third MO&O, we estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfiguration will range between $2.7 billion and $3.4 billion. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian and Mexican border regions for which there are currently no approved border plans. In addition, depending on the outcome of our discussions with the TA regarding the calculation of the credit for our internal network costs, our total approved costs would increase. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. If we are unsuccessful in our appeal of the Third MO&O, we anticipate that our costs could exceed $3.4 billion, by an amount that would likely be material. However, we believe that it is unlikely we will be required to make a payment to the U.S. Treasury. From the inception of the program and through December 31, 2007, we have incurred approximately $1.1 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our apportioned internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program.

“Purchase orders and other commitments” include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include agreements for access and backhaul and customer billing services, advertising services and contracts related to information technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes about $2.4 billion of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments.

Our liability for uncertain tax positions was $654 million as of December 31, 2007. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular years in the table.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand; and/or

•	the $2.5 billion of cash that we drew down under our revolving credit facility on February 27, 2008, as well as any remaining cash available under the facility.

In making this assessment, we have considered:

•

anticipated levels of capital expenditures and FCC license acquisitions, including funding required in connection with the deployment of next generation technologies and our next generation broadband wireless network;

•	anticipated payments under the Report and Order, as supplemented;

•	scheduled debt service requirements; and

•	other future contractual obligations.

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

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand and borrowings available under our existing revolving credit facility. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Our ability to raise additional capital, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

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

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this report.

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

Cash Flow Hedges

We enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed-rate. As of December 31, 2007, we had no outstanding interest rate cash flow hedges.

Fair Value Hedges

We enter into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert our fixed-rate debt to a floating-rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2007, we had outstanding interest rate swap agreements that were designated as fair value hedges.

About 86% of our debt as of December 31, 2007 was fixed-rate debt excluding interest rate swaps. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

As of December 31, 2007, we held fair value interest rate swaps with a notional value of $1 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes. These interest rate swaps have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes. On December 31, 2007, the rate we would pay averaged 8.0% and the rate we would receive was 7.2%. Assuming a one percentage point increase in the prevailing forward yield curve, the fair value of the interest rate swaps and the underlying senior notes would change by $21 million. These interest rate swaps met all the requirements for perfect effectiveness under derivative accounting rules as all of the critical terms of the swaps perfectly matched the corresponding terms of the hedged debt; therefore, there is no net effect to earnings and cash flows for any fair value fluctuations.

We perform interest rate sensitivity analyses on our variable rate debt including interest rate swaps. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $39 million on our consolidated statements of operations and cash flows as of December 31, 2007. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair values.

We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause a $900 million increase in the fair market value of our debt to $22.9 billion. This analysis includes the hedged debt.

Foreign Currency Risk

We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $16 million and the net foreign currency receivables from international operations was $12 million as of December 31, 2007. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.

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

Additional information regarding our derivative instruments can be found in note 9 of the Notes to Consolidated Financial Statements.

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

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-K, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K as of December 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2007 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the fourth quarter 2007, we migrated certain customers onto a single billing platform. There have been no other changes in our internal control over financial reporting that occurred during the fourth quarter 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. This report appears on page F-2.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Election of Directors—Nominees for Director,” “—Board Committees and Director Meetings—The Audit Committee” and “—Board Committees and Director Meetings—The Nominating and Corporate Governance Committee” in our proxy statement relating to our 2008 annual meeting of shareholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this report under “Executive Officers of the Registrant.” The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2008 annual meeting of shareholders, which will be filed with the SEC.

We have adopted the Sprint Nextel Code of Conduct, which applies to all of our directors, officers and employees. The Code of Conduct is publicly available on our website at http://www.sprint.com/governance. If we make any amendment to our Code of Conduct, other than a technical, administrative or non-substantive amendment, or if we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” and “Human Capital and Compensation Committee Report” in our proxy statement relating to our 2008 annual meeting of shareholders, which will be filed with the SEC. No information is required by this item regarding compensation committee interlocks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2008 annual meeting of shareholders, which will be filed with the SEC.

Equity Compensation Plan Information

Currently we sponsor two active equity incentive plans, the 2007 Omnibus Incentive Plan, or 2007 Plan and our Employee Stock Purchase Plan, or ESPP. We also sponsor the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or MISOP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. Under the 2007 Plan, the Human Capital and Compensation Committee, or HC&CC, of our board of directors, or one or more executive officers should the HC&CC so authorize, will determine the terms of each equity-based award. On February 11, 2008, we made certain amendments to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

The following table provides information about the shares of Series 1 common stock that may be issued upon exercise of awards as of December 31, 2007.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders of Series 1 common stock	116,033,416	(1)(2)	$24.91	(3)	219,861,372	(4)(5)(6)(7)
Equity compensation plans not approved by shareholders of Series 1 common stock	47,647,671	(8)	21.11		—

Total	163,681,087				219,861,372

(1)	Includes 3,754,798 shares covered by options and 1,157,250 restricted stock units under the 2007 Plan, 69,530,149 shares covered by options and 10,172,641 restricted stock units outstanding under the 1997 Program and 30,417,950 shares covered by options outstanding under the MISOP. Also includes 8,508 shares of common stock issuable under the 2007 Plan as a result of the purchase of those shares by directors with fourth quarter 2007 fees and purchase rights to acquire 992,120 shares of common stock accrued at December 31, 2007 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 90% of the market value on the last business day of the offering period.
(2)	Included in the total of 116,033,416 shares are 8,508 shares issued to directors under the 2007 Plan and 1,157,250 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.
(3)	The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average price also does not take into account the 8,508 shares of common stock issuable as a result of the purchase of those shares by directors with fourth quarter 2007 fees; the purchase price of these shares was $13.09 for each share. The weighted average purchase price also does not take into account the 992,120 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $11.78 for each share.
(4)	Of these shares, 200,570,102 shares of common stock were available under the 2007 Plan, of which 7,641,257 came from the 1997 Program, the Nextel Plan, and the MISOP.
(5)	Includes 19,291,270 shares of common stock available for issuance under the ESPP after issuance of the 992,120 shares purchased in the fourth quarter 2007 offering. See note 1 above.
(6)	No new awards may be granted under the 1997 Program or the Nextel Plan after April 15, 2007.
(7)	No new options may be granted under the MISOP and therefore this figure does not include any shares of our common stock that may be issued under the MISOP. Most options outstanding under the MISOP, however, grant the holder the right to receive additional options to purchase our common stock if the holder, when exercising a MISOP option, makes payment of the purchase price using shares of previously owned stock. The additional option gives the holder the right to purchase the number of shares of our common stock utilized in payment of the purchase price and tax withholding. The exercise price for this option is equal to the market price of the stock on the date the option is granted, and this option becomes exercisable one year from the date the original option is exercised. This option does not include a right to receive additional options.
(8)	Consists of options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Election of Directors—Independence of Directors” in our proxy statement relating to our 2008 annual meeting of shareholders, which will be filed with the SEC.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in our proxy statement relating to our 2008 annual meeting of shareholders, which will be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Nextel filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.

2.	The financial statement schedule of Sprint Nextel filed as part of this report is listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.

3.	The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3	02/28/2007

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

Exhibit No.	Exhibit Description	Form	Incorporated by Reference				Filed Herewith
			SEC File No.	Exhibit		Filing Date

(10) Material Agreements:

10.1	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, TCI Telephony Services, Inc., Cox Communications, Inc. and Comcast Corporation.	S-3/A	333-64241	10.2		01/22/1999

10.2.1***	Letter Agreement between Motorola, Inc. and Nextel, dated November 4, 1991	S-1	33-43415	10.47		11/15/1991

10.2.2***	iDEN Infrastructure Supply Agreement between Motorola and Nextel, dated April 13, 1999	10-Q	000-19656	10.2		08/16/1999

10.2.3***	Term Sheet for Subscriber Units and Services Agreement, dated December 31, 2003 between Nextel and Motorola	10-Q	000-19656	10.1.2		05/10/2004

10.2.4	Second Extension Amendment to the iDEN Infrastructure 5 Year Supply Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.	10-K	001-04721	10.1.20		03/11/2005

10.2.5***	Amendment Seven to the Term Sheet for Subscriber Units and Services Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.	10-K	001-04721	10.1.21		03/11/2005

10.3	Credit Agreement, dated as of December 19, 2005, among Sprint Nextel Corporation, Sprint Capital Corporation and Nextel Communications, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-04721	10.1		12/21/2005

(10) Executive Compensation Plans and Arrangements:

10.4	Sprint Nextel Short-Term Incentive Plan	10-K	001-04721	10.4		03/07/2006

10.5	Summary of 2007 Short-Term Incentive Plan	10-K	001-04721	10.5		03/01/2007

10.6	Sprint Nextel 2006-2007 Integration Overachievement Plan	8-K	001-04721	10.1		02/22/2006

10.7	Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended	10-Q	001-04721	10(aa	)	11/09/2005

10.8	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Gary D. Forsee	10-Q	001-04721	10(a	)	11/09/2004

Exhibit No.	Exhibit Description	Form	Incorporated by Reference				Filed Herewith
			SEC File No.	Exhibit		Filing Date
10.9	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers	10-Q	001-04721	10(b	)	11/09/2004

10.10	Form of 2004 Award Agreement (awarding restricted stock units ) with Directors	10-Q	001-04721	10(c	)	11/09/2004

10.11	Form of 2005 Award Agreement (awarding restricted stock units) with Directors	8-K	001-04721	10.2		02/14/2005

10.12	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Gary D. Forsee	10-K	001-04721	10(dd	)	03/11/2005

10.13	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with other Executive Officers	10-K	001-04721	10(ff	)	03/11/2005

10.14	Form of Award Agreement (awarding stock options and restricted stock units) with Gary D. Forsee	8-K	001-04721	10.2		03/15/2005

10.15	Form of 2006 Award Agreement (awarding stock options ) with Gary D. Forsee	8-K	001-04721	10.2		02/10/2006

10.16	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for non-employee directors of Sprint Nextel	8-K	001-04721	10.1		06/16/2006

10.17	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive program for 2006 for Gary D. Forsee	8-K	001-04721	10.3		06/16/2006

10.18	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for the other executive officers with Nextel employment agreements	8-K	001-04721	10.4		06/16/2006

10.19	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for other executive officers	8-K	001-04721	10.5		06/16/2006

10.20	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for retention awards made to certain executive officers	8-K	001-04721	10.2		07/27/2006

10.21	Summary of 2007 Long-Term Incentive Plan	10-K	001-04721	10.23		03/01/2007

Exhibit No.	Exhibit Description	Form	Incorporated by Reference				Filed Herewith
			SEC File No.	Exhibit		Filing Date

10.22	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive program for Gary D. Forsee	10-K	001-04721	10.24		03/01/2007

10.23	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Incentive Program for 2007 for executive officers with Nextel employment agreements	10-K	001-04721	10.25		03/01/2007

10.24	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for other executive officers	10-K	001-04721	10.26		03/01/2007

10.25	Management Incentive Stock Option Plan, as amended	10-Q	001-04721	10(d	)	05/07/2004

10.26.1	Employment Agreement, dated as of March 19, 2003, by and among Sprint Corporation, Sprint/United Management Company and Gary D. Forsee	10-Q	001-04721	10(c	)	05/14/2003

10.26.2	Amendment No. 1, to the Employment Agreement of Gary D. Forsee, dated as of December 15, 2004	8-K	001-04721	10		12/17/2004

10.26.3	Amendment No. 2, to the employment Agreement of Gary D. Forsee, dated as of March 15, 2005	10-Q	001-04721	10(c	)	05/09/2005

10.27	Employment Agreement, dated April 1, 2004, between Paul N. Saleh and Nextel Communications, Inc.	10-Q	001-19656	10.2.2		05/10/2004

10.28	Employment Agreement, dated August 28, 2001, between Sprint Corporation and Timothy E. Kelly	10-Q	001-04721	10(h	)	11/09/2004

10.29	Employment Agreement, dated December 3, 2003, by and among Sprint Corporation, Sprint/United Management Company and Kathryn A. Walker	10-K	001-04721	10 (x	)	03/09/2004

10.30.1	Employment Agreement, dated April 1, 2004, between Barry J. West and Nextel Communications, Inc.	10-Q	000-19656	10.2.3		05/10/2004

10.30.2	First Amendment to the Employment Agreement of Barry J. West, dated July 25, 2006	8-K	001-04721	10.3		07/27/2006

10.30.3	Second Amendment to the Employment Agreement of Barry J. West, dated February 28, 2007	10-Q	001-04721	10.9		05/09/2007

Exhibit No.	Exhibit Description	Form	Incorporated by Reference				Filed Herewith
			SEC File No.	Exhibit		Filing Date

10.30.4	Third Amendment to the Employment Agreement of Barry J. West, dated December 31, 2007						*

10.31	Employment Agreement, dated as of March 15, 2005, by and among Nextel Communications, Inc. and Richard LeFave	10-K	001-04721	10.32		03/07/2006

10.32	Employment Agreement, dated April 1, 2004, between Leonard J. Kennedy and Nextel Communications, Inc.	10-Q	000-19656	10.2.4		05/10/2004

10.33	Employment Agreement, dated as of March 15, 2005, by and among Nextel Communications, Inc. and William G. Arendt	8-K	001-04721	10.2		03/15/2005

10.34	Employment Agreement, dated as of February 12, 2007, between Sprint Nextel Corporation and Mark Angelino	10-K	001-04721	10.42		03/01/2007

10.35	Employment Agreement, dated February 6, 2007, between Sprint Nextel Corporation and Richard Lindahl	10-K	001-04721	10.43		03/01/2007

10.36	Employment Agreement, dated June 26, 2007, between Sprint Nextel Corporation and Keith O. Cowan	10-Q	001-04721	10.1		08/09/2007

10.37	Sprint Nextel Deferred Compensation Plan, as amended and restated effective May 17, 2006	10-Q	001-04721	10.7		08/09/2006

10.38	Sprint Executive Deferred Compensation Plan, as amended, including summary of certain amendments to the Executive Deferred Compensation Plan	8-K	001-04721	10.2		10/12/2004

10.39	Amended and Restated Centel Directors Deferred Compensation Plan	10-Q	001-04721	10(c	)	05/07/2004

10.40	Director’s Deferred Fee Plan, as amended	8-K	001-04721	10.1		02/14/2005

10.41	Sprint Nextel Corporation Change in Control Severance Plan dated January 1, 2007, in which all of our executive officers, except Gary D. Forsee, participated	10-K	001-04721	10.49		03/01/2007

10.42.1	Sprint Supplemental Executive retirement Plan, as amended	10-K/A	001-04721	10(l	)	03/05/2002

10.42.2	Summary of Amendments to the Sprint Supplemental Executive Retirement Plan	10-Q	001-04721	10(ee	)	11/09/2005

10.43	Retirement Plan for Directors, as amended	10-K	001-04721	10(u	)	03/11/1997

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

10.44	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	03/01/2007

10.45	Amended and Restated 2007 Omnibus Incentive Plan, effective as of February 11, 2008					*

10.46	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for Non-Employee Directors	10-Q	001-04721	10.10	05/09/2007

10.47	Restricted Stock Unit Evidence of Award under the 2007 Omnibus Incentive Plan for Paul N. Saleh, dated June 25, 2007	10-Q	001-04721	10.2	08/09/2007

10.48	Form of Evidence of Restricted Stock Unit Award under the 2007 Omnibus Incentive Plan for Outside Directors	10-Q	001-04721	10.1	11/09/2007

10.49	Evidence of Sign-On Award under the 2007 Omnibus Incentive Plan for Keith Cowan	10-Q	001-04721	10.2	11/09/2007

10.50	Evidence of Pro-Rated 2007 Long Term Incentive Plan Award under the 2007 Omnibus Incentive Plan for Keith Cowan	10-Q	001-04721	10.3	11/09/2007

10.51	Award Summary of Equity Award for Robert R. Bennett, dated August 17, 2007	10-Q	001-04721	10.4	11/09/2007

10.52	Employment Agreement, dated December 17, 2007, between Daniel R. Hesse and Sprint Nextel Corporation	8-K	001-04721	10.1	12/20/2007

10.53	Summary of Benefits and Fees for Directors					*

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

21	Subsidiaries of the Registrant					*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive officer Pursuant to Securities Exchange Act of 1934 Rule 13a–14(a)					*

31.2	Certification of Acting Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a–14(a)					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Acting Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request.
***	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

Sprint Nextel will furnish to the SEC, upon request, copies of instruments defining the rights of holders of long-term debt not exceeding 10% of the total assets of Sprint Nextel.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT NEXTEL CORPORATION (Registrant)

By	/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President

/s/ WILLIAM G. ARENDT
William G. Arendt Acting Chief Financial Officer and Senior Vice President & Controller Principal Accounting Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February, 2008.

/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President

/s/ WILLIAM G. ARENDT
William G. Arendt Acting Chief Financial Officer and Senior Vice President & Controller Principal Accounting Officer

SIGNATURES

SPRINT NEXTEL CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of February, 2008.

/S/ JAMES H. HANCE, JR. James H. Hance, Jr., Chairman	/S/ DANIEL R. HESSE Daniel R. Hesse, Director

/S/ KEITH J. BANE Keith J. Bane, Director	/S/ V. JANET HILL V. Janet Hill, Director

/S/ ROBERT R. BENNETT Robert R. Bennett, Director	/S/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr., Director

/S/ GORDON M. BETHUNE Gordon M. Bethune, Director	/S/ LINDA K. LORIMER Linda K. Lorimer, Director

/S/ FRANK M. DRENDEL Frank M. Drendel, Director	/S/ RODNEY O’NEAL Rodney O’Neal, Director

/S/ LARRY C. GLASSCOCK Larry C. Glasscock, Director	/S/ WILLIAM H. SWANSON William H. Swanson, Director

/S/ RALPH V. WHITWORTH Ralph V. Whitworth, Director

SPRINT NEXTEL CORPORATION

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have audited the accompanying consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II—Valuation and Qualifying Accounts. We also have audited Sprint Nextel Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Nextel Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Nextel Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sprint Nextel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 and adopted the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, in the fourth quarter of 2005.

/s/ KPMG LLP

McLean, Virginia

February 29, 2008

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$2,246	$2,046
Marketable securities	194	15
Accounts and notes receivable, net	4,196	4,690
Device and accessory inventory	938	1,176
Deferred tax assets	447	923
Prepaid expenses and other current assets	640	1,454

Total current assets	8,661	10,304
Investments	165	253
Property, plant and equipment, net	26,496	25,868
Intangible assets
Goodwill	935	30,904
FCC licenses and other	21,123	19,935
Customer relationships, net	4,203	7,256
Other definite lived intangible assets, net	1,835	1,962
Other assets	691	679

	$64,109	$97,161

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,481	$3,173
Accrued expenses and other current liabilities	3,962	5,426
Current portion of long-term debt and capital lease obligations	1,661	1,143

Total current liabilities	9,104	9,742
Long-term debt and capital lease obligations	20,469	21,011
Deferred tax liabilities	8,689	10,095
Other liabilities	3,848	3,182

Total liabilities	42,110	44,030

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.951 billion shares issued and 2.845 billion shares outstanding and 2.951 billion shares issued and 2.897 billion shares outstanding	5,902	5,902
Paid-in capital	46,693	46,664
Treasury shares, at cost	(2,161)	(925)
(Accumulated deficit) retained earnings	(28,324)	1,638
Accumulated other comprehensive loss	(111)	(148)

Total shareholders’ equity	21,999	53,131

	$64,109	$97,161

See Notes to Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share amounts)
Net operating revenues	$40,146	$41,003	$28,771
Operating expenses
Cost of services and products (exclusive of depreciation included below)	17,191	16,763	12,537
Selling, general and administrative	12,673	11,957	8,850
Severance, exit costs and asset impairments	440	207	43
Goodwill impairment	29,729	—	—
Depreciation	5,711	5,738	3,864
Amortization	3,312	3,854	1,336

	69,056	38,519	26,630

Operating income (loss)	(28,910)	2,484	2,141

Other income (expense)
Interest expense	(1,433)	(1,533)	(1,294)
Interest income	151	301	236
Equity in (losses) earnings of unconsolidated investees, net	(3)	(6)	107
Realized gain on sale or exchange of investments, net	253	205	62
Other, net	(3)	32	39

	(1,035)	(1,001)	(850)

Income (loss) from continuing operations before income taxes	(29,945)	1,483	1,291
Income tax benefit (expense)	365	(488)	(470)

Income (loss) from continuing operations	(29,580)	995	821
Discontinued operations, net	—	334	980
Cumulative effect of change in accounting principle, net	—	—	(16)

Net income (loss)	(29,580)	1,329	1,785
Preferred share dividends	—	(2)	(7)

Income (loss) available to common shareholders	$(29,580)	$1,327	$1,778

Basic and diluted earnings (loss) per common share
Continuing operations	$(10.31)	$0.34	$0.40
Discontinued operations, net	—	0.11	0.48
Cumulative effect of change in accounting principle, net	—	—	(0.01)

Total	$(10.31)	$0.45	$0.87

Basic weighted average common shares outstanding	2,868	2,950	2,033

Diluted weighted average common shares outstanding	2,868	2,972	2,054

See Notes to Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Cash flows from operating activities
Net (loss) income	$(29,580)	$1,329	$1,785
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	(334)	(980)
Goodwill impairment	29,729	—	—
Depreciation and amortization	9,023	9,592	5,200
Provision for losses on accounts receivable	920	656	388
Share-based compensation expense	265	338	254
Losses on impairment of long-lived assets	163	69	44
Gain on sale or exchange of investments, net	(253)	(205)	(62)
Deferred income taxes	(360)	468	798
Other, net	(194)	(70)	108
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(504)	(582)	(364)
Inventories and other current assets	182	(254)	23
Accounts payable and other current liabilities	(471)	(1,024)	380
Increase in communications towers lease liability	—	—	1,195
Non-current assets and liabilities, net	325	72	(114)

Net cash provided by continuing operations	9,245	10,055	8,655
Net cash provided by discontinued operations	—	903	2,024

Net cash provided by operating activities	9,245	10,958	10,679

Cash flows from investing activities
Capital expenditures	(6,322)	(7,556)	(5,057)
Expenditures relating to FCC licenses and other intangible assets	(844)	(822)	(150)
Acquisitions, net of cash acquired	(287)	(10,481)	(188)
Proceeds from sale of Embarq notes	—	4,447	—
Proceeds from spin-off of local communications business, net	—	1,821	—
Proceeds from sale of investments	329	752	380
Purchases of investments	(8)	—	—
Proceeds from sales and maturities of marketable securities	15	1,657	808
Purchases of marketable securities	(194)	(527)	(821)
Proceeds from sale of property, plant and equipment and FCC licenses	42	90	268
Cash collateral for securities loan agreements	866	(866)	—
Other, net	26	93	36

Net cash used in investing activities	(6,377)	(11,392)	(4,724)

Cash flows from financing activities
Borrowings under credit facility	750	—	3,200
Proceeds from issuance of debt securities	750	1,992	—
Purchase and retirements of debt	(1,392)	(4,342)	(1,170)
Retirement of bank facility term loan	—	(3,700)	(3,200)
Proceeds from issuance of commercial paper	6,008	4,618	—
Maturities of commercial paper	(6,143)	(4,104)	—
Payments of securities loan agreements	(866)	866	—
Proceeds from issuance of common shares	344	405	432
Purchase of common shares	(1,833)	(1,643)	—
Retirement of redeemable preferred shares	—	(247)	—
Dividends paid	(286)	(296)	(525)
Other, net	—	28	35

Net cash used in financing activities	(2,668)	(6,423)	(1,228)

Net increase (decrease) in cash and cash equivalents	200	(6,857)	4,727
Cash and cash equivalents, beginning of year	2,046	8,903	4,176

Cash and cash equivalents, end of year	$2,246	$2,046	$8,903

See Notes to Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CO NSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares(1)	Amount		Shares	Amount
Balance, January 1, 2005	1,475	$2,950	$11,873	—	$—		$(586)	$(716)	$13,521
Comprehensive income
Net income						$1,785	1,785		1,785
Other comprehensive income (loss), net of tax
Additional minimum pension liability						(59)
Foreign currency translation adjustment						(9)
Unrealized holding gains on securities						64
Reclassification adjustment for realized gains on securities						(16)
Reclassification adjustments for losses on cash flow hedges						10

Other comprehensive loss						(10)		(10)	(10)

Comprehensive income						$1,775

Common shares issued to Nextel shareholders	1,452	2,829	32,816						35,645
Issuance of common shares, net	34	67	458						525
Common shares dividends							(518)		(518)
Preferred shares dividends			(7)						(7)
Share-based compensation expense			302						302
Conversion of Nextel vested share-based awards upon merger			639						639
Other, net			55						55

Balance, December 31, 2005	2,961	5,846	46,136	—	—		681	(726)	51,937
Cumulative effect of adopting SAB No. 108(2)							(50)		(50)
Comprehensive income
Net income						$1,329	1,329		1,329
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefit cost						(17)
Foreign currency translation adjustment						9
Unrealized holding gains on securities						203
Reclassification adjustment for realized gains on securities						(288)
Unrealized holding losses on qualifying cash flow hedges						(148)
Reclassification adjustments for losses on cash flow hedges						157

Other comprehensive loss						(84)		(84)	(84)

Comprehensive income						$1,245

Issuance of common shares, net	28	56	324	(6)	95		(26)		449
Purchase of common shares				98	(1,643)				(1,643)
Common shares dividends							(294)		(294)
Preferred shares dividends							(2)		(2)
Share-based compensation expense			354						354
Conversion of non-voting common shares to voting common shares	(38)	—	(623)	(38)	623				—
Accelerated vesting of Nextel share-based awards			51						51
Spin-off of local communications business			401					662	1,063
Other, net			21						21

Balance, December 31, 2006	2,951	5,902	46,664	54	(925)		1,638	(148)	53,131

SPRINT NEXTEL CORPORATION

CO NSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
	Shares(1)	Amount		Shares	Amount
Balance, December 31, 2006	2,951	5,902	46,664	54	(925)		1,638	(148)	53,131
Comprehensive loss
Net loss						$(29,580)	(29,580)		(29,580)
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefit cost						14
Foreign currency translation adjustment						16
Unrealized holding gains on securities						10
Reclassification adjustment for realized gains on securities						(3)

Other comprehensive income						37		37	37

Comprehensive loss						$(29,543)

Adoption of FIN 48(3)							4		4
Issuance of common shares, net			(36)	(35)	597		(102)		459
Purchase of common shares				87	(1,833)				(1,833)
Common shares dividends							(286)		(286)
Share-based compensation expense			263						263
Investment dilution due to affiliate equity issuances, net			(213)						(213)
Other, net			15				2		17

Balance, December 31, 2007	2,951	$5,902	$46,693	106	$(2,161)		$(28,324)	$(111)	$21,999

(1)	See note 10 for information regarding common shares.
(2)	See note 1 for details of adoption of SAB No. 108.
(3)	See note 7 for details of adoption of FIN 48.

See Notes to Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Operations, Significant Accounting Policies and Other Information

Summary of Operations

We are a global communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government customers. We have organized our operations to meet the needs of our targeted customer groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. Our Series 1 voting common stock trades on the New York Stock Exchange under the symbol “S.”

We offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, in part through commercial affiliation arrangements between us and third party affiliates, each referred to as a PCS Affiliate. We, together with the three remaining PCS Affiliates, provide code division multiple access, or CDMA, based personal communications services, or PCS, under the Sprint® brand name. The PCS Affiliates offer digital wireless service mainly in and around smaller U.S. metropolitan areas on wireless networks built and operated at their expense, in most instances using spectrum licensed to and controlled by us. We also offer numerous sophisticated data messaging, photo and video offerings, entertainment and location-based applications, marketed as Power VisionSM, across our CDMA network that utilize high-speed evolution data optimized, or EV-DO, technology.

We also offer digital wireless services under our Nextel® brand name using integrated Digital Enhanced Network, or iDEN®, technology. The brand features our industry-leading walkie-talkie services, or Direct Connect®, which give subscribers the ability to communicate instantly across the continental United States and to and from Hawaii, and, through agreements with other iDEN-based providers, to and from selected markets in Canada, Latin America and Mexico, as well as a variety of digital wireless mobile telephone and wireless data transmission services. In order to offer subscribers of our iDEN services all of the benefits of applications on our CDMA network and our walkie-talkie features, we have a line of combined CDMA-iDEN devices, marketed as PowerSourceTM, that feature voice applications over our CDMA network and our walkie-talkie applications over our iDEN network. We also offer wireless services that focus on the youth market, including the Boost Mobile® prepaid wireless service on our iDEN network and Boost Unlimited, a local calling prepaid service on our CDMA network.

Our operations include the results of several companies acquired principally during 2006 and 2005, beginning either as of the date that each respective company was acquired or from the start of the month closest to the acquisition. Accordingly, these transactions affect the comparability of our reported results with those reported for prior periods. See note 2 for additional information regarding these transactions.

On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our Local segment as reported in our consolidated financial statements in prior periods. The results of operations, balance sheets and the operating cash flows from this business are presented as discontinued operations for all periods presented. The footnotes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to Embarq. See note 15 for additional information regarding this transaction.

Consolidation Policies, Estimates, Adoption of SAB No. 108 and Reclassifications

Consolidation Policies

The consolidated financial statements include our accounts, and those of our wholly owned subsidiaries, and subsidiaries we control, as well as variable interest entities where we are the primary beneficiary. All significant

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Estimates, Adoption of SAB No. 108 and Reclassifications

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting periods. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and definite lived intangible assets, goodwill and indefinite lived intangible asset impairment analyses, the evaluation of uncertain tax positions and the fair value of assets acquired and liabilities assumed in business combinations.

Effective January 1, 2006, we adopted Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires a dual approach for quantifying misstatements using both a method that quantifies a misstatement based on the amount of misstatement originating in the current year statement of operations, as well as a method that quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet. Prior to the adoption of SAB No. 108, we quantified any misstatements in our consolidated financial statements using the statement of operations method in addition to evaluating qualitative characteristics.

In fourth quarter 2006, we discovered lease accounting misstatements during the process of migrating more than 30,000 leases into a single lease accounting system. During this process, we identified that we previously were not accurately calculating the straight-line impact of operating lease expense nor were we accurately following the definition of a lease term for a number of leases. These misstatements accumulated over several years and were immaterial when quantifying the misstatements using the statement of operations method. Upon adoption of SAB No. 108 on January 1, 2006, we recorded an $81 million increase to the deferred rent liability for the cumulative misstatements as of December 31, 2005. In addition, we reduced retained earnings by $50 million and recorded $31 million as a deferred tax asset. The related 2006 misstatement of $17 million, or $10 million net of tax, was recorded in the fourth quarter 2006.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents generally include highly liquid investments with original maturities at purchase of three months or less. These investments include money market funds, U.S. government and government-sponsored debt securities, corporate debt securities, municipal securities, bank-related securities, and credit and debit card transactions in process.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information from Continuing Operations

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Interest paid, net of capitalized interest	$1,474	$1,589	$1,232
Interest received	152	303	229
Income taxes paid	51	247	97

Our non-cash activities included the following:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Common stock issued
Acquisition of Nextel	$—	—	$35,645
Vested stock option awards exchanged in acquisition of Nextel	—	—	639
Conversion of non-voting common shares to voting common shares	—	623	—
Employee stock purchase plans	15	44	90
2.5 gigahertz, or GHz, spectrum acquisition	100	—	—
Earthlink common stock used to extinguish debt	—	—	90

Investments

We record our investments in marketable equity securities at fair value as we consider them available-for-sale securities. Accordingly, we record unrealized holding gains and losses on these securities in accumulated other comprehensive income (loss), net of related income tax. Realized gains or losses are measured and reclassified from accumulated other comprehensive income (loss) into earnings based on identifying the specific investments sold. During 2007, 2006 and 2005, we recorded gross unrealized holding gains of $8 million, $6 million and $143 million, and gross unrealized holding losses of $1 million in 2007 and $8 million in 2006, on equity securities. See note 9 for information regarding our sale of NII Holdings, Inc. available-for-sale securities in 2006. Certain other equity securities are accounted for at cost.

We record our investments in debt securities at amortized cost and classify these securities as current assets on the consolidated balance sheets when the original maturities at purchase are greater than 90 days but less than one year. Interest on investments in debt securities is reinvested and included in interest income in the consolidated statements of operations. During 2007, 2006 and 2005, we recognized $31 million, $122 million and $96 million of interest income, respectively, on these securities.

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

We account for our investment in Virgin Mobile USA, LLC, or VMU, using the equity method. At December 31, 2007, we held an approximate 18.5% ownership interest and continued to have the ability to

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise significant influence as VMU continues to use our network under the mobile virtual network operator, or MVNO, agreement. On October 16, 2007, VMU made an initial public offering of its stock. In conjunction with this initial public offering, we sold approximately 48% of our ownership interest for cash proceeds of approximately $155 million. As our ownership percentage in VMU was reduced, we also recognized $85 million of the previously deferred gain of $180 million related to capital previously returned by VMU to us. Consequently, we recognized a total gain of $240 million in 2007. The remaining $95 million in return of capital is recorded as a deferred credit on our consolidated balance sheet due to the fact that VMU originally obtained financing in order to return our capital. At the time of the initial public offering, VMU also repaid outstanding debt to us in the amount of $45 million related to credit we had extended to VMU in 2006 through our participation in a revolving credit facility.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of wireless accounts that we have, it is not practical to review the collectibility of each of such accounts individually when we determine the amount of our allowance for doubtful accounts each period. We do perform some account level analysis with respect to large wireless and wireline customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, estimated proceeds from future bad debt sales, and other qualitative considerations, including macro-economic factors.

The allowance for doubtful accounts represents our best estimate of future outcomes; to the extent that our actual experience differs significantly from historical trends, the required allowance amount could differ from our estimate. Any resulting adjustments would change the net accounts receivable reported on our consolidated balance sheet, and the bad debt expense (in the case of estimates related to doubtful accounts) or revenue (in the case of estimates related to other allowances) reported in our results of operations in future periods.

Device and Accessory Inventory

Inventories of handsets and accessories in the Wireless segment are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs and related revenues are recognized at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and we expect to recover the handset subsidies through service revenues.

We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle and marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell handsets or use them in the service and repair channel.

Benefit Plans

We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees. Effective December 31, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement requires the recognition of the funded status of a benefit plan, measured as the difference between the fair value of the plan assets and the benefit obligations, as an asset

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or liability in the consolidated balance sheet; it also requires that the changes in the funded status be recorded through comprehensive income in the year in which those changes occur. As of December 31, 2007 and 2006, the fair value of our plan assets was $1.4 billion and $1.2 billion, respectively, and the fair value of our benefit obligations was $1.6 billion and $1.5 billion, respectively. As a result, the aggregated amount of all underfunded plans was $217 million at December 31, 2007 and $261 million at December 31, 2006, and was recorded as a liability in our consolidated balance sheet. We intend to make future cash contributions to the pension plan in an amount necessary to meet minimum funding requirements under ERISA.

At the time of the Sprint-Nextel merger, we did not extend plan participation in the defined benefit pension plan or other postretirement benefits to Nextel employees and amended our postretirement medical benefit plan to only include employees designated to work for Embarq and employees who were employed by us prior to the Sprint-Nextel merger and born before 1956. As of December 31, 2005, the pension plan was also amended to freeze benefit plan accruals for participants not designated to work for Embarq following the spin-off. As of May 17, 2006, in connection with the spin-off of Embarq, accrued pension benefit obligations and postretirement benefit obligations for participants designated to work for Embarq and related plan assets were transferred to Embarq. The aggregate plan activity, including net expense of $18 million in 2007, $34 million in 2006, and $237 million in 2005, and related disclosures are not material to us as of December 31, 2007 and we have not provided the disclosures generally required by SFAS No. 158.

Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. In 2007 and 2006, we matched in cash 100% of participants’ contributions up to 5% of their eligible compensation. In prior years, participants’ contributions were matched with our common stock. Our total matching contributions were $128 million in 2007, $126 million in 2006 and $56 million in 2005.

Income Taxes

Income taxes are accounted for using the asset/liability approach in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also recorded for net operating loss, capital loss and tax credit carryforwards. We are required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine that it is more likely than not that the asset will not be realized. Additionally, we establish reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. We recognize interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 7 for more information.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment

We record property, plant and equipment, or PP&E, including improvements that extend useful lives, at cost. PP&E primarily includes network equipment, site costs, buildings and improvements, software, office equipment and non-network internal use software, all of which are being depreciated as they have been placed into service, as well as network asset inventory and construction in progress, which are not depreciated until they are placed in service. Network equipment, site costs and software includes switching equipment and cell site towers, base transceiver stations, site development costs, other radio frequency equipment, internal use software, digital fiber-optic cable, conduit, transport facilities, and transmission-related equipment. Buildings and improvements principally consists of owned general office facilities, retail stores and leasehold improvements. Non-network internal use software, office equipment and other primarily consists of furniture, information technology systems and equipment and vehicles. Network asset inventory and construction in progress primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network. Capitalized interest incurred in connection with the construction of capital assets totaled $127 million in 2007, $113 million in 2006 and $53 million in 2005. Repair and maintenance costs and research and development costs are expensed as incurred.

We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs are included in PP&E and, when the software is placed in service, are depreciated over estimated useful lives of up to 8.5 years. Costs incurred during the preliminary project and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.

The cost of PP&E generally is depreciated on a straight-line basis over estimated economic useful lives. Amortization of assets recorded under capital leases is recorded in depreciation expense. We depreciate leasehold improvements over the shorter of the lease term or the estimated useful life of the respective assets. We depreciate buildings, network equipment, site costs and software over estimated useful lives of up to 31 years, with about 89% of those assets being depreciated over lives of five to 15 years, and non-network internal use software, office equipment and other depreciable property, plant and equipment over estimated useful lives of up to 12 years, with about 83% of those assets being depreciated over lives of three to five years. We calculate depreciation on certain of our assets using the group life method; accordingly, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized.

We perform annual internal studies to confirm the appropriateness of depreciable lives of most categories of PP&E since changes in technology, changes in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change. These studies take into account actual usage, physical wear and tear, replacement history, and assumptions about technology evolution, to calculate the remaining life of our asset base. When these factors indicate the useful lives of PP&E are different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted estimated useful lives. In addition to performing our annual studies, we also continue to assess the estimated useful life of the iDEN network assets, and our future strategic plans for this network, as an increasingly larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We group our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of wireless and wireline, and the wireless asset group includes our intangible assets and goodwill. Indicators of impairment for both asset groups include, but are not limited to, a sustained significant

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decrease in the fair value of or the cash flows expected to be derived from the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our long-lived assets, a loss is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. See note 3 for additional information.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our business, including network equipment, cell site development costs, and software in development, to determine if an impairment charge is required. Network equipment and cell site development costs are impaired whenever events or changes in circumstances cause us to abandon such assets if they are no longer needed to meet management’s strategic network plans. Software development costs are impaired when it is no longer probable that the software project will be deployed. We also periodically assess network equipment that has been removed from the network to determine if an impairment charge is required. If we continue to have challenges retaining current iDEN subscribers and as we continue to assess the impact of rebanding the iDEN network, management may abandon certain iDEN assets in future periods if we conclude that those assets will either never be deployed or redeployed, in which case we would recognize a non-cash impairment charge that could be material to our consolidated financial statements.

We adopted FASB Interpretation No. 47, or FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations, in the fourth quarter 2005 resulting in a cumulative adjustment due to a change in accounting principle, after tax, of $16 million. The adjustment was due to the recognition of asset retirement obligations primarily related to our discontinued operations for environmental remediation requirements and contractual obligations for which estimated settlement dates can be determined.

Intangible Assets

Goodwill and Other Indefinite Lived Intangibles

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. We have also acquired several kinds of Federal Communications Commission, or FCC, licenses, primarily through FCC auctions and business combinations, to deploy our wireless services. We have identified our FCC licenses and our Sprint and Boost Mobile® trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. Refer to note 3 for additional description of our impairment testing policies for these assets.

Definite Lived Intangible Assets

Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect® trade names, which are being amortized over ten years

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from the date of the Sprint-Nextel merger on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events or circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively.

We review our long-lived intangible asset groups for impairment under the same policy described above for property, plant and equipment, that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. In addition, when our annual goodwill test requires us to determine the implied fair value of our goodwill, we also evaluate the recorded value of our long-lived assets for impairment.

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

Treasury Shares

Shares of common stock repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders’ equity. We reissue treasury shares as part of our shareholder approved stock-based compensation programs, as well as upon conversion of outstanding securities that are convertible into common stock. When shares are reissued, we determine the cost using the weighted average cost method. If the re-issuance of the shares is for an amount greater than the original cost of the treasury shares, we record an increase to paid-in capital for the excess. If the re-issuance is for less than the original cost of the treasury shares, we record a decrease to paid-in capital or retained earnings (accumulated deficit) for the shortage.

Revenue Recognition

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales, revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

roaming, directory assistance, and operator-assisted calling and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, and SAB No. 104, Revenue Recognition. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross in accordance with EITF Issue No. 06-3, How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The largest component of the regulatory fees is universal service fund, which represented about 2% of net operating revenue in 2007, 2006 and 2005.

The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, future returns and mail-in rebates on handset sales.

Dealer Commissions

We account for compensation programs with our dealers in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Any cash consideration given by us to a dealer or end-user customer is presumed to be a reduction of revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be presented as a selling expense. We compensate our dealers using specific compensation programs related to the sale of our handsets and our subscriber service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. When a commission is earned by a dealer due to the dealer selling one of our handsets, the cost is recorded as a reduction to equipment revenue.

Advertising Costs

We recognize advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Advertising expenses totaled $1.8 billion in 2007, $1.6 billion in 2006 and $1.4 billion in 2005.

Share-Based Compensation

We measure the cost of employee services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant, and we recognize that cost over the period that the award recipient is required to provide service to us in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement. See note 11 for additional information.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance and Exit Costs

We recognize liabilities for severance and exit costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable in accordance with SFAS No. 112, Employers’ Accounting for Postemployment Benefits. For voluntary separation plans, or VSP, the liability is recorded in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, when the VSP is accepted by the employee. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. When a business combination has occurred, we record severance and lease exit costs as part of the purchase price allocation in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. See note 6 for additional information.

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

Shares issuable under our equity plans were antidilutive in 2007 because we incurred a net loss from continuing operations. Although not used in the determination of earnings (loss) per common share for 2007, we had about 39 million dilutive shares issuable under the equity plans . All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per common share in the future, however, they were excluded from the calculation of diluted earnings per common share in 2007 due to their antidilutive effects. As of December 31, 2007, there were about 124 million average shares issuable under the equity plans that could also potentially dilute earnings per common share in the future that had exercise prices that exceeded the average market price during this period.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the equity plans that could also have potentially diluted earnings per common share in the future, however, they were excluded from the calculation of diluted earnings per common share in 2005 as the exercise prices exceeded the average market price during this period.

Significant New Accounting Pronouncements

New Fair Value Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement changes the definition of fair value, as defined by previous statements, to “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Additionally, this statement establishes a hierarchy that classifies the inputs used to measure fair value. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement allows entities the choice to measure certain financial instruments and other items at fair value on specified measurement dates and report any unrecognized gains or losses in earnings and serves to minimize volatility in earnings that occurs when assets and liabilities are measured differently without having to apply complex hedge accounting provisions. Both SFAS No. 157 and SFAS No. 159 are effective for our quarterly reporting period ending March 31, 2008, however in February 2008, the FASB issued a FASB Staff Position to partially delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.

Based on the FASB Staff Position noted above, the partial adoption of SFAS No. 157 will not have a material impact on our financial position and results of operations in 2008. We are still assessing the impact that SFAS No. 157 will have on our nonrecurring measurements for nonfinancial assets and liabilities in 2009. Upon the partial adoption of SFAS No. 157 in the quarterly period ending March 31, 2008, we expect to have additional disclosures in the notes to our consolidated financial statements for certain recurring fair value measurements. We are continuing to evaluate the impact of the FASB Staff Position noted above as it relates to the disclosure of our nonrecurring fair value measurements, such as our annual impairment review of our goodwill and FCC licenses, and it will require significant disclosures related to our key assumptions and variables used in these analyses. We do not plan to elect the fair value option under the provisions of SFAS No. 159 for eligible financial assets and liabilities held on January 1, 2008; however we will apply the fair value provisions of that statement for all eligible assets and liabilities subsequently acquired or modified on or after January 1, 2008.

Other New Accounting Pronouncements

In September 2006, the EITF reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or as an expense. This issue is effective for our quarterly reporting period ending March 31, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. We do not expect this consensus to have a material impact on our consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

awards and charged to retained earnings (accumulated deficit) according to SFAS No. 123R, Share-Based Payment. This issue is effective for our quarterly reporting period ending March 31, 2008. We do not expect this consensus to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which revises SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this Statement could have a material impact on us with respect to business combinations completed after the effective date. Such significant changes include, but are not limited to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the Statement’s effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for our quarterly reporting period ending March 31, 2009. This statement could have a material impact on us to the extent we enter into an arrangement after the effective date of the standard where we are required to consolidate a non-controlling interest. If such an event occurred, we will report the non-controlling interest’s equity as a component of our equity in our consolidated balance sheet, we would report the component of net income or loss and comprehensive income or loss attributable to the non-controlling interest separately and changes in ownership interests will be treated as equity transactions. Upon a loss of control, any gain or loss on the interest sold will be recognized in earnings.

Concentrations of Risk

Our accounts and notes receivable are not subject to any concentration of credit risk.

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

We rely on Motorola, Inc. to provide us with technology improvements designed to maintain and expand our iDEN®-based wireless services. Motorola provides substantially all of the iDEN infrastructure equipment used in our iDEN network, and substantially all iDEN handsets. We have agreements with Motorola that set the prices we must pay to purchase and license this equipment, as well as a structure to develop new features and make long-term improvements to our network. Motorola also provides integration services in connection with the deployment of iDEN network elements. We have also agreed to warranty and maintenance programs and specified indemnity arrangements with Motorola. Motorola is expected to continue to be our sole source supplier of iDEN infrastructure and iDEN handsets, except primarily for BlackBerry® devices, which are manufactured by Research in Motion. Further, our ability to timely and efficiently implement the spectrum reconfiguration plan in connection with the Report and Order, described in note 13 is dependent, in part, on Motorola.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All suppliers of our CDMA handsets license intellectual property from QUALCOMM Incorporated. Some of this QUALCOMM intellectual property has been found to infringe on certain patents owned by Broadcom Corporation. A district court recently enjoined QUALCOMM from further infringement of the patents at issue and from certain other activities. The injunction is effective immediately. However, the ruling contains a sunset provision that expires on January 31, 2009, which provides time for QUALCOMM to modify its infringing products to avoid infringement. If QUALCOMM does not modify its products so as to avoid infringement of Broadcom’s patents at issue by January 31, 2009, QUALCOMM will be unable to sell or support those products that were found to infringe and we may be unable to use CDMA handsets that are the subject of these claims, including handsets that utilize QUALCOMM’s QChat® technology, which we intend to use to provide walkie-talkie services on our CDMA network.

Note 2.	Business Combinations

We have accounted for our acquisitions in the Wireless segment under the purchase method as required by SFAS No. 141. SFAS No. 141 requires that the total purchase price of each of the acquired entities be allocated to the assets acquired and liabilities assumed based on their fair values at the respective acquisition dates. The allocation process requires an analysis of intangible assets, such as FCC licenses, customer relationships, trade names, rights under affiliation agreements, acquired contractual rights and assumed contractual commitments and legal contingencies to identify and record all assets acquired and liabilities assumed at their fair value. In valuing acquired assets and assumed liabilities, fair values are based on, but are not limited to: quoted market prices, where available; our intent with respect to whether the assets purchased are to be held, sold or abandoned; expected future cash flows; current replacement cost for similar capacity for certain property, plant and equipment; market rate assumptions for contractual obligations; and appropriate discount rates and growth rates. The results of operations for all acquired companies are included in our consolidated financial statements either from the date of acquisition or from the start of the month closest to the acquisition date.

Sprint-Nextel Merger and PCS Affiliate and Nextel Partners Acquisitions

On August 12, 2005, a subsidiary of ours merged with Nextel and, as a result, we acquired 100% of the outstanding common shares of Nextel. This transaction was consummated as part of our overall strategy to offer a comprehensive selection of voice, data and multimedia products and services. The aggregate consideration paid for the merger was approximately $37.8 billion, which included $969 million in cash, 1.452 billion shares of our voting and non-voting common stock worth $35.6 billion, $1.1 billion of converted Nextel stock-based awards, and other costs. As a result of the Nextel merger, we paid a premium of $15.6 billion over the fair value of the assets acquired and liabilities assumed for a number of potential strategic and financial benefits that we believed would result from the merger including: (1) the combination of extensive network and spectrum assets which would enable us to offer consumers, businesses and government agencies a wide array of broadband wireless and integrated communications services; (2) the combination of Nextel’s strength in business and government wireless services with our position in consumer wireless and data services, including services supported by our global Internet Protocol network that would enable us to serve a broader customer base; (3) the size and scale of the combined company which would be comparable to that of our two largest competitors which would enable us to achieve more operating efficiencies than what either company could achieve on its own; and (4) the ability to position us strategically in the fastest growing areas of the communications industry

In the second half of 2005, we acquired US Unwired Inc., Gulf Coast Wireless Limited Partnership and IWO Holdings, Inc. for about $1.4 billion in cash, net of cash acquired. During 2006, we acquired Enterprise Communications Partnership, Alamosa Holdings, Inc., Velocita Wireless Holding Corp., UbiquiTel, Inc. and the remaining 72% of Nextel Partners, Inc. for about $10.5 billion in cash, net of cash acquired. These acquisitions

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were made as part of our overall strategy to enhance network coverage and expand the distribution of our services. We paid a premium of $10.7 billion over the fair value of the assets acquired and liabilities assumed for the PCS Affiliates, Velocita Wireless and Nextel Partners because we believed that these acquisitions would result in better control of the distribution services under Sprint and Nextel brands, and would provide us with strategic and financial benefits associated with a larger customer base and expanded network coverage.

On August 1, 2007, we acquired Northern PCS Services, LLC, a PCS Affiliate, for a net purchase price of $287 million. As of December 31, 2007, the preliminary allocation of the purchase price included the following: $113 million to goodwill, $107 million to customer relationships and $56 million to reacquired rights. The results of Northern PCS’s operations have been included in the consolidated financial statements since the acquisition date. Pro forma information has not been provided, as the impact to prior periods is immaterial.

The purchase price allocation for the transactions from 2005 to 2007 is summarized in the table below along with the respective total fair value of assets acquired and liabilities assumed.

	Purchase Price Allocation
	2005		2006 PCS Affiliate and Nextel Partners Acquisitions	2007 Acquisition(1)	Total
	Nextel Merger	PCS Affiliate Acquisitions
	(in millions)
Current assets, including cash and cash equivalents	$5,527	—	—	—	$5,527
Property, plant and equipment	8,337	383	1,494	33	10,247
Goodwill	15,593	1,122	9,461	113	26,289 (2)
FCC licenses	14,240	—	1,313	—	15,553
Other indefinite lived intangibles	400	—	—	—	400
Reacquired rights	—	354	858	56	1,268
Customer relationships and other definite lived intangible assets	10,448	338	2,298	107	13,191
Investments	2,678	—	—	—	2,678
Other assets	111	198	1,178	10	1,497
Current liabilities	(3,013)	—	—	—	(3,013)
Long-term debt	(8,984)	(703)	(2,818)	(25)	(12,530)
Deferred income taxes, net	(7,754)	5	143	—	(7,606)
Other liabilities	(159)	(168)	(696)	(7)	(1,030)
Deferred compensation included in shareholders’ equity	392	—	—	—	392

Net assets acquired	$37,816	$1,529	$13,231	$287	$52,863 (3)

(1)	Represents preliminary purchase price allocation of Northern PCS. We are in the process of completing our valuation of certain assets and liabilities, as well as internal studies of certain assets, property, plant and equipment, intangible assets, certain liabilities and commercial contracts, which when finalized, may result in additional adjustments to the purchase price allocation.
(2)	During the fourth quarter 2007, we performed our annual goodwill and other indefinite lived intangible asset impairment analyses. As a result, we recorded a non-cash impairment charge to goodwill of $29.7 billion.
(3)	Includes $2.4 billion related to our 28% ownership interest in the common stock of Nextel Partners prior to June 2006 at which time we acquired the remaining 72%.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Intangible Assets

Indefinite Lived Intangibles

	Balance December 31, 2005	Adjustments & Additions Related to Acquisitions & Other	Balance December 31, 2006	Adjustments & Additions Related to Acquisitions & Other	Goodwill Impairment	Balance December 31, 2007
	(in millions)
Goodwill(1)(2)	$21,288	$9,616	$30,904	$(240)	$(29,729)	$935
FCC licenses	18,023	1,496	19,519	1,188	—	20,707
Trademarks	416	—	416	—	—	416

	$39,727	$11,112	$50,839	$948	$(29,729)	$22,058

(1)	During 2007, we recorded additional goodwill of $113 million associated with the premium paid for Northern PCS. Offsetting this increase were net adjustments of $353 million, principally due to an adjustment in the fair value of our FCC licenses and to an adjustment to the net assets of Nextel Partners relating to the dilution of our ownership interest in Nextel Partners prior to our acquisition.
(2)	Adjustments and additions to goodwill during 2006 are related to the Sprint-Nextel merger and acquisitions of Nextel Partners, Velocita Wireless and the PCS Affiliates in 2005 and 2006.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. Approximately $26.3 billion of our goodwill was recorded in connection with the recent business combinations described in note 2 and approximately $4.4 billion of our goodwill was recorded from acquisitions in previous years. All goodwill has been allocated to the Wireless segment. In fourth quarter 2007, we performed our annual assessment of impairment of goodwill. As a result of this assessment, which is described below, we recorded a non-cash goodwill impairment charge of $29.7 billion. This charge is presented separately in the 2007 statement of operations. The substantial majority of the charge is not deductible for tax purposes. This charge does not result in a violation of any covenants of any of our debt instruments.

Goodwill Impairment Testing Policy

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at a reporting unit level, which is equivalent to our reported wireless operating segment as determined in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We review our goodwill for impairment annually in the fourth quarter, or more frequently if indicators of impairment exist. We periodically analyze whether any such indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our long-lived wireless assets, and/or slower growth rates, among others.

To assess goodwill for impairment, we first compare the fair value of our wireless reporting unit with its net book value. We estimate the fair value of the wireless reporting unit using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our wireless reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our wireless reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the wireless reporting unit to all of the assets and liabilities of that unit,

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our balance sheet, we record an impairment charge for the difference.

2007 Goodwill Assessment

During the period from our annual 2006 goodwill impairment assessment through third quarter 2007, we periodically analyzed whether any indicators of impairment had occurred. As part of these periodic analyses, we derived the estimated equity value of the wireless reporting unit, which we then compared to its net book value. Specifically, we reduced our stock price by the estimated value per share of our wireline reporting unit and then added a control premium, as permitted by FASB guidance, to determine an estimate of the equity value of the wireless reporting unit. As the estimated fair value of the wireless reporting unit was higher than its net book value during each of these periods, no additional testing was necessary.

In fourth quarter 2007, we conducted our annual assessment of goodwill for impairment. During this quarter, we experienced a sustained, significant decline in our stock price. The reduced market capitalization reflected the Wireless segment’s lower than expected performance, due in large part to fewer than expected net subscriber additions. In previous periods, we had expected that we would be able to produce net post-paid subscriber additions during 2007. In the fourth quarter, we reported a loss of 683,000 post-paid subscribers which was the most post-paid subscribers we had ever lost in a quarter.

We also updated our forecasted cash flows of the wireless reporting unit during the fourth quarter. This update considered current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions; and the availability of necessary technology, network infrastructure, handsets and other devices. Several factors led to a reduction in forecasted cash flows, including, among others, our ability to attract and retain subscribers, particularly subscribers of our iDEN based services, in a highly competitive environment; expected reductions in voice revenue per subscriber; the costs of acquiring subscribers; and the costs of operating our wireless networks.

Based on the results of our annual assessment of goodwill for impairment, the net book value of the wireless reporting unit exceeded its fair value. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the wireless reporting unit as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as customer relationships, FCC licenses and trade names. Such items had fair values substantially in excess of current book values. The resulting implied goodwill was $935 million; accordingly, we reduced the goodwill recorded prior to this assessment by $29.7 billion to write our goodwill down to the implied goodwill amount as of December 31, 2007. The $29.7 billion goodwill impairment charge is our best estimate of the goodwill charge as of December 31, 2007. Any adjustment to that estimated charge resulting from the completion of the measurement of the impairment loss will be recognized in the first quarter 2008. The allocation discussed above is performed only for purposes of assessing goodwill for impairment; accordingly we do not adjust the net book value of the assets and liabilities on our consolidated balance sheet other than goodwill as a result of this process.

Methodologies, Estimates, and Assumptions

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the wireless reporting unit.

•	Income Approach: To determine fair value, we discounted the expected cash flows of the wireless reporting unit. The discount rate used represents the estimated weighted average cost of capital, which

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflects the overall level of inherent risk involved in our wireless operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we used a terminal value approach. Under this approach, we used estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjusted to estimate a normalized cash flow, applied a perpetuity growth assumption and discounted by a perpetuity discount factor to determine the terminal value. We incorporated the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimated the fair value of our wireless reporting unit using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also used the guideline company method which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of the fair value of the wireless reporting unit requires us to make significant estimates and assumptions that affect the reporting unit’s expected future cash flows. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, or OIBDA and capital expenditures forecasts. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates. In addition, changes in underlying assumptions would have a significant impact on either the fair value of the wireless reporting unit or the goodwill impairment charge.

The allocation of the fair value of the wireless reporting unit to individual assets and liabilities within the wireless reporting unit also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine fair value of assets and liabilities including, among others, customer relationships, FCC licenses, trademarks and current replacement costs for certain property, plant and equipment.

Related Analyses

In conjunction with our annual assessment of goodwill for impairment, we re-assessed the remaining useful lives of our long-lived assets and concluded they were appropriate. In addition, prior to the goodwill analysis discussed above, we performed a recoverability test of the wireless long-lived assets in accordance with SFAS No. 144. We included cash flow projections from wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the sale of FCC licenses, trade names, and customer relationships. The undiscounted future cash flows of the wireless long-lived assets exceeded their net book value and, as a result, no impairment charge was recorded. See note 1 for additional details regarding our long-lived asset impairment testing policies.

Other Indefinite Lived Intangibles

We have identified FCC licenses and our Sprint and Boost Mobile® trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. The Sprint and Boost Mobile trademarks are highly respected brands with positive connotations. We have no legal, regulatory or contractual limitations associated with our trademarks. We cultivate and protect the use of our brands.

We hold several kinds of FCC licenses to deploy our wireless services: 1.9 GHz personal communications services, or PCS, licenses utilized in our CDMA network, 800 MHz and 900 MHz licenses utilized in our iDEN

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

network and 2.5 GHz licenses that we use for first generation wireless Internet access services. We also hold 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. FCC licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. We are not aware of any technology being developed that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

In fourth quarter 2007, we also tested other indefinite lived intangibles for impairment by comparing the asset’s respective net book value to estimates of fair value, determined using the direct value method, and concluded that no impairment was necessary for these assets. Our FCC licenses are combined as a single unit of accounting following the unit of accounting guidance as prescribed by EITF Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, except for our FCC licenses in the 2.5 GHz band, which are tested separately as a single unit of accounting.

Definite Lived Intangibles

		December 31, 2007			December 31, 2006
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Customer relationships	2 to 5 years	$12,246	$(8,043)	$4,203	$12,224	$(4,968)	$7,256
Trademarks	10 years	900	(215)	685	900	(125)	775
Reacquired rights	9 to 14 years	1,268	(184)	1,084	1,203	(82)	1,121
Other	5 to 16 years	87	(21)	66	79	(13)	66

		$14,501	$(8,463)	$6,038	$14,406	$(5,188)	$9,218

	2008	2009	2010	2011	2012
	(in millions)
Estimated amortization expense	$2,442	$1,559	$735	$249	$201

Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect® trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis. The weighted average amortization period for the acquired definite lived intangibles is eight years for 2007 and seven years for 2006. See note 2 for information regarding the increases in the gross carrying value of definite lived intangible assets.

Spectrum Reconfiguration Obligations

As discussed in note 13, costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FCC licenses intangible asset, consistent with our accounting policies. The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2006	2007 Payments	Through December 31, 2007
	(in millions)
FCC licenses	$428	$304	$732
Property, plant and equipment	138	10	148
Costs not benefiting our infrastructure or spectrum positions	155	79	234

Total	$721	$393	$1,114

Excluded from the table above are estimated reconfiguration costs incurred to date that are included in property, plant and equipment on our consolidated balance sheet, which are based on allocations between reconfiguration activities and our normal network growth. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. Since we, the Transition Administrator, or TA, and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these allocated network costs.

Note 4.	Long-Term Debt and Capital Lease Obligations

	Balance December 31, 2006	Borrowings	Retirements and Repayments of Principal and Other	Balance December 31, 2007
	(in millions)
Senior notes due 2008 to 2032
1.50% to 10.00%, including fair value hedge adjustments of $(25) and $7, deferred premiums of $390 and $273 and unamortized discounts of $35 and $36	$21,534	$750	$(1,389)	$20,895
Credit facilities
Export Development Canada, 5.49%	—	750	—	750
Commercial paper, 5.20% to 5.98%	514	6,008	(6,143)	379
Capital lease obligations and other
4.11% to 11.174%	106	18	(18)	106

	22,154	$7,526	$(7,550)	22,130

Less current portion	(1,143)			(1,661)

Long-term debt and capital lease obligations	$21,011			$20,469

As of December 31, 2007, Sprint Nextel, the parent corporation, had about $4.1 billion of debt outstanding, including commercial paper. In addition, about $17.8 billion of our long-term debt has been issued by wholly- owned subsidiaries and has been fully and unconditionally guaranteed by Sprint Nextel. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by the parent corporation. The transfer of cash in the form of advances from the subsidiaries to the parent corporation is generally not restricted.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, about $463 million of our outstanding debt, comprised of certain secured notes, capital lease obligations and mortgages, is secured by $1.7 billion of gross property, plant and equipment and other assets.

We are currently in compliance with all restrictive and financial covenants associated with all of our borrowings. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any ratings service.

Senior Notes

As of December 31, 2007, we have $20.9 billion of convertible and senior serial redeemable notes. Cash interest on these notes is payable semiannually in arrears. Most of our notes are redeemable at our discretion. We may choose to redeem some or all of these notes at the then applicable redemption price, plus accrued and unpaid interest. The $607 million in aggregate principal amount of our 5.25% notes due 2010 are convertible at any time prior to redemption, repurchase or maturity at the option of the holders into shares of our Series 1 common stock at an effective conversion price of $53.65 per share, plus $11.37 in cash for each $1,000 principal amount. As of December 31, 2007, senior notes also included $117 million of debt associated with a consolidated variable interest entity.

In 2007, we paid a total of $1.4 billion in cash for early redemptions of senior notes, that we redeemed in their entirety, as follows:

•	$150 million of IWO Holdings, Inc.’s Senior Secured Floating Rate Notes due 2012 that we redeemed in January 2007 for $153 million in cash;

•	$420 million of UbiquiTel Operating Company’s 9.875% Senior Notes due 2011 that we redeemed in March 2007 for $451 million in cash;

•	$475 million of Nextel Partners, Inc.’s 8.125% Senior Notes due 2011 that we redeemed in July 2007 for $494 million in cash; and

•	$251 million of Alamosa (Delaware), Inc’s 11% Senior Notes due 2010 that we redeemed in July 2007 for $264 million in cash.

In June 2007, we completed the sale of $750 million in principal amount of floating rate notes due 2010. Cash interest is payable quarterly in arrears on March 28, June 28, September 28 and December 28 of each year, at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 40 basis points. We may not redeem these notes prior to maturity. These notes are senior unsecured obligations and rank equal in right of payment with all our other unsecured senior indebtedness.

In November 2006, we completed the sale of $2.0 billion in principal amount of 6.0% senior serial redeemable notes due 2016. Cash interest is payable semiannually in arrears on June 1 and December 1 of each year commencing June 1, 2007, at an annual rate of 6.0%. We may choose to redeem some or all of these notes at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date, on a semi-annual basis, at a U.S. Treasury note interest rate for the remaining term, plus 30 basis points, plus, in each case, accrued interest. These notes are senior unsecured obligations and rank equal in right of payment with all our other unsecured senior indebtedness.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, our 7.125% and 4.78% senior notes matured with an aggregate principal balance of $1.6 billion, which we paid in cash. We paid a total of $2.7 billion in cash for our 2006 early redemptions, that we redeemed in their entirety as follows:

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

Our weighted average effective interest rate related to our senior notes was 7.0% in 2007 and 7.1% in 2006. The effective interest rate includes the effect of interest rate swap agreements accounted for as fair value hedges. See note 9 for additional information regarding interest rate swaps.

Credit Facilities

Our revolving bank credit facility provides for total unsecured financing capacity of $6.0 billion. As of December 31, 2007, we had $2.6 billion of outstanding letters of credit, which includes a $2.5 billion letter of credit required by the FCC’s Report and Order, and $379 million in commercial paper backed by this facility, resulting in $3.0 billion of available revolving credit. We also had an additional $8 million of outstanding letters of credit as of December 31, 2007 used for various financial obligations that are not backed by our bank credit facility.

In March 2007, we entered into a $750 million unsecured loan agreement with Export Development Canada. As of December 31, 2007, we had borrowed all $750 million available under this agreement and this loan will mature in March 2012. The terms of this loan provide for an interest rate equal to LIBOR plus a spread that varies depending on our credit ratings. We may choose to prepay this loan, in whole or in part, at any time.

On December 19, 2005, we entered into our bank credit facility, which consisted not only of the five year $6.0 billion revolving credit facility, but also a 364 day $3.2 billion term loan. The terms of this loan provide for an interest rate equal to LIBOR or the prime rate plus a spread that varies depending on our credit ratings. This bank credit facility does not include a rating trigger that would allow the lenders involved to terminate the facility in the event of a credit rating downgrade. The $6.0 billion revolving credit facility is also subject to a facility fee on the total facility which is payable quarterly. Facility fees can vary between 4 to 15 basis points based upon our credit ratings. This facility replaced an existing credit agreement, which included a $4.0 billion revolving credit facility and a $2.2 billion term loan.

Our credit facility requires compliance with a financial ratio test as defined in the credit agreement. The maturity dates of the loans may accelerate if we do not comply with the financial ratio test. As of December 31, 2007, we were in compliance with the financial ratio test under our credit facility. We are also obligated to repay the loans if certain change of control events occur. Borrowings under the facility are unsecured.

The credit facility also contains covenants which limit our ability and the ability of some of our subsidiaries to incur additional indebtedness, including guaranteeing obligations of other entities and creating liens, to consolidate, merge or sell all or substantially all of our and their assets and to enter into transactions with affiliates.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our ability to borrow additional amounts under the credit facility may be restricted by provisions included in some of our public notes that limit the incurrence of additional indebtedness in certain circumstances. The availability of borrowings under this facility also is subject to the satisfaction or waiver of specified borrowing conditions. As of December 31, 2007, we have satisfied the conditions under this facility.

In 2006, we retired our $3.2 billion term loan with a portion of the proceeds received in connection with the spin-off of Embarq. We also repaid and terminated a credit facility that we assumed as part of the Nextel Partners acquisition, which had a $500 million outstanding term loan and provided for a $100 million revolving credit facility, which had no outstanding borrowings against it.

Commercial Paper

In April 2006, we commenced a commercial paper program, which has reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving credit facility. The $2.0 billion program is backed by our revolving credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of December 31, 2007, we had $379 million of commercial paper outstanding, included in the current maturities of long-term debt, with a weighted average interest rate of 5.765% and a remaining weighted average maturity of 15 days.

Capital Lease Obligations and Other

As of December 31, 2007, we had $106 million in capital lease and other obligations, primarily for the use of communication switches.

Future Maturities of Long-Term Debt and Capital Lease Obligations

For the years subsequent to December 31, 2007, scheduled annual principal payments of long-term debt, including our bank credit facility and capital lease obligations outstanding as of December 31, 2007, are as follows:

(in millions)
2008	$1,661
2009	617
2010	1,373
2011	1,667
2012	3,254
Thereafter	13,320

21,892
Add deferred premiums/discounts and fair value hedge adjustments	238

$22,130

Seventh Series Redeemable Preferred Shares

On March 31, 2006, we redeemed for cash all of our outstanding Seventh series preferred shares at the stated value of $1,000 per share for an aggregate face amount of $247 million, which approximated the carrying value at the time of redemption. Dividends of $6.73 per share were paid quarterly through March 31, 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Supplemental Balance Sheet Information

	December 31,
	2007	2006
	(in millions)
Accounts and notes receivable, net
Trade	$4,065	$4,335
Unbilled trade and other	523	738
Less allowance for doubtful accounts	(392)	(383)

	$4,196	$4,690

Prepaid expenses and other current assets
Receivable under securities loan agreements (see note 9)	—	$866
Prepaid expenses	395	406
Deferred charges and other	245	182

	$640	$1,454

Property, plant and equipment, net
Land	$321	$280
Network equipment, site costs and software	35,622	29,913
Buildings and improvements	4,694	4,442
Non-network internal use software, office equipment and other	3,293	3,479
Less accumulated depreciation and amortization	(21,473)	(16,569)

	22,457	21,545
Network asset inventory and construction in progress	4,039	4,323

	$26,496	$25,868

Accounts payable
Trade	$2,750	$2,364
Accrued interconnection costs	469	487
Construction obligations and other	262	322

	$3,481	$3,173

Accrued expenses and other current liabilities
Current deferred revenues	$1,191	$1,257
Securities loan agreements (see note 9)	—	866
Accrued taxes	561	559
Payroll and related	355	468
Accrued interest	440	390
Other	1,415	1,886

	$3,962	$5,426

Other liabilities
Deferred rental income—communications towers	$930	$999
Deferred rent	1,146	944
Accrued taxes—uncertain tax benefits	553	—
Non-current deferred revenue	245	204
Post-retirement benefits and other non-current employee related liabilities	363	421
Other	611	614

	$3,848	$3,182

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Severance, Exit Costs and Asset Impairments

In 2007, total severance, exit costs and asset impairment costs aggregated $440 million compared to $207 million in 2006 and $43 million in 2005. For 2007, this included a $44 million loss on the sale of the operations of Velocita Wireless.

Asset Impairment

In 2007, we had asset impairments of $163 million, primarily attributable to our Wireless segment, which included the write-off of cell site development costs that we abandoned as the sites would not be used based on management’s strategic network plans, the sale of Velocita Wireless, and the closing of retail stores due to integration efforts. In 2006, we had asset impairments of $69 million related to software applications and abandonment of various assets, including certain cell sites under construction in our Wireless segment. In 2005, we had asset impairments of $44 million related to various software applications.

Severance and Exit Costs Activity

Beginning in the first quarter 2007, in order to improve our cost structure we reduced our full-time headcount and as a result of these and other terminations, we recorded $194 million across our Wireless and Wireline segments related to severance liability with a corresponding charge to severance expense. We completed the majority of our headcount reductions by March 31, 2007 and finalized our reductions by the end of the year. In addition, we recorded lease exit costs of $83 million in 2007.

Beginning in the second half of 2005, we rationalized our cost structure resulting from the Sprint-Nextel merger and the PCS Affiliates and Nextel Partners acquisitions. Our merger and integration efforts affected many areas of our business and operations, including network, information technology, customer care and general and administrative functions. These activities resulted in $138 million in severance and lease exit costs associated with work force reductions across both of our segments, which has been reported in the consolidated statements of operations for the year ended December 31, 2006.

The following tables provide a summary of our severance and exit costs liability, exclusive of exit costs that are expected to be associated with business combinations, in accordance with SFAS Nos. 88, 112 and 146.

		2007 Activity
	Balance December 31, 2006	Expense	Cash Payments and Other	Balance December 31, 2007
	(in millions)
Lease terminations	$80	$83	$(68)	$95
Severance	34	194	(198)	30

Total costs	$114	$277	$(266)	$125

		2006 Activity
	Balance December 31, 2005	Expense(1)	Cash Payments and Other	Balance December 31, 2006
	(in millions)
Lease terminations	$78	$43	$(41)	$80
Severance	—	95	(61)	34

Total costs	$78	$138	$(102)	$114

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		2005 Activity
	Balance December 31, 2004	Expense(1)	Cash Payments and Other	Balance December 31, 2005
	(in millions)
Lease terminations	$93	$9	$(24)	$78
Severance	55	(8)	(47)	—
Other	7	(2)	(5)	—

Total costs	$155	$(1)	$(76)	$78

(1)	Excluded from the table above are severance and exit costs of $27 million in 2006, that were allocated to our Local segment prior to the spin-off of Embarq and are included in discontinued operations in the consolidated statement of operations.

Exit Costs Associated with Business Combinations

In connection with exit activities related to business combinations, we recorded certain costs associated with dispositions and integration activities in accordance with the requirements of EITF Issue No. 95-3. The exit costs are primarily related to termination fees associated with leases and contractual arrangements, as well as severance and related costs associated with work force reductions. For the year ended December 31, 2007, we recorded $30 million of adjustments to such exit costs and adjusted the purchase price allocations. These actions have resulted in adjustments to accrued liabilities and goodwill related to the 2006 and 2007 acquisitions. The activity is presented in the table below:

		2007 Activity
	Balance December 31, 2006	Purchase Price Adjustments	Cash Payments	Balance December 31, 2007
	(in millions)
Lease terminations	$77	$(32)	$(22)	$23
Severance	28	2	(28)	2
Other	3	—	(3)	—

Total costs	$108	$(30)	$(53)	$25

		2006 Activity
	Balance December 31, 2005	Purchase Price Adjustments	Cash Payments	Balance December 31, 2006
	(in millions)
Lease terminations	$42	$61	$(26)	$77
Severance	6	159	(137)	28
Other	—	12	(9)	3

Total costs	$48	$232	$(172)	$108

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Income Taxes

Income tax benefit (expense) allocated to continuing operations consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Current income tax benefit (expense)
Federal	$15	$102	$395
State	(7)	(119)	(67)

Total current income tax benefit (expense)	8	(17)	328

Deferred income tax benefit (expense)
Federal	113	(556)	(835)
State	247	88	37

Total deferred income tax benefit (expense)	360	(468)	(798)

Foreign income tax (expense)	(3)	(3)	—

Total income tax benefit (expense)	$365	$(488)	$(470)

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$10,481	$(519)	$(452)
Effect of:
Goodwill impairment	(10,265)	—	—
State income taxes, net of federal income tax effect	51	(47)	(20)
State law changes, net of federal income tax effect	105	27	—
Tax audit settlements	—	42	—
Other, net	(7)	9	2

Income tax benefit (expense)	$365	$(488)	$(470)

Effective income tax rate	1.2%	32.9%	36.4%

Income tax benefit (expense) allocated to other items was as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)
Discontinued operations	—	$(234)	$(635)
Cumulative effect of change in accounting principle	—	—	10
Unrecognized net periodic pension and postretirement benefit cost(1)	(10)	4	39
Unrealized gains (losses) on securities(1)	(3)	48	(27)
Unrealized gains (losses) on qualifying cash flow hedges(1)	—	(5)	(7)
Stock ownership, purchase and option arrangements(2)	(15)	1	38
Cumulative effect of adoption of SAB No. 108—leases(3)	—	31	—
Goodwill, reduction of valuation allowance on acquired assets	93	68	18

(1)	These amounts have been recorded directly to shareholders’ equity—accumulated other comprehensive loss on the consolidated balance sheets.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	These amounts have been recorded directly to shareholders’ equity—paid-in capital on the consolidated balance sheets.
(3)	This amount has been recorded directly to shareholders’ equity—retained earnings on the consolidated balance sheet.

We recognize deferred income taxes for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities at December 31, 2007 and 2006, along with the income tax effect of each, were as follows:

	December 31, 2007		December 31, 2006
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$407	$1,053	$689	$1,245
Capital loss carryforwards	—	45	—	45
Accruals and other liabilities	228	1,008	356	939
Tax credit carryforwards	—	672	168	465
Pension and other postretirement benefits	—	84	—	93

	635	2,862	1,213	2,787
Valuation allowance	(115)	(608)	(290)	(663)

	520	2,254	923	2,124

Deferred tax liabilities
Property, plant and equipment	—	2,214	—	2,185
Intangibles	—	8,661	—	9,961
Investments	—	68	—	73
Other	73	—	—	—

	73	10,943	—	12,219

Current deferred tax asset	$447		$923

Long-term deferred tax liability		$8,689		$10,095

The foreign income included in income (loss) from continuing operations totaled $132 million in 2007, $52 million in 2006 and $27 million in 2005. We have no material unremitted earnings of foreign subsidiaries.

In 2006 and 2005, we acquired $756 million and $2.8 billion, respectively, of potential income tax benefits related to net operating loss carryforwards, capital loss carryforwards and tax credit carryforwards in the Sprint-Nextel merger, and the PCS Affiliate and Nextel Partners acquisitions. In 1999, we acquired $193 million of potential tax benefits related to net operating loss carryforwards in the acquisitions of broadband fixed wireless companies. In 1998, we acquired $229 million of potential tax benefits related to net operating loss carryforwards in the controlling interest acquisition of our wireless joint venture, which we call the PCS Restructuring. The benefits from these acquisitions are subject to certain realization restrictions under various tax laws. As of December 31, 2007, a valuation allowance of $477 million remains on these deferred tax benefits. If the benefits for which a valuation allowance has been provided at the time of acquisition are recognized in 2008, they will first reduce goodwill or intangibles resulting from the application of the purchase method of accounting for these transactions. If goodwill and intangibles related to the acquisition are reduced to zero, any additional tax benefits recognized would reduce income tax expense. Any adjustment to the valuation allowance after 2008 would be recorded to the statement of operations following the guidance in the recently issued SFAS No. 141R.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the PCS Restructuring, we are required to reimburse the former cable company partners of the joint venture for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by us produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by us and will be made to the former cable company partners in shares of our stock. The unexpired carryforward benefits subject to this requirement total $187 million.

As of December 31, 2007, we had federal operating loss carryforwards of $2.8 billion and state operating loss carryforwards of $10.5 billion. Related to these loss carryforwards are federal tax benefits of $979 million and state tax benefits of $740 million.

In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $2.3 billion and state alternative minimum tax net operating loss carryforwards of $651 million. The loss carryforwards expire in varying amounts through 2027. We also had available capital loss carryforwards of $129 million. Related to these capital loss carryforwards are tax benefits of $45 million, which will expire in 2009.

We also had available $672 million of federal and state income tax credit carryforwards as of December 31, 2007. Included in this amount are $397 million of income tax credits which expire in varying amounts through 2027. The remaining $275 million do not expire.

The valuation allowance related to deferred income tax assets decreased $230 million in 2007 and decreased $117 million in 2006. The 2007 decrease is primarily related to a reclassification to other liabilities in accordance with the adoption of FIN 48 and the use of a capital loss on which a valuation allowance had been previously provided. The 2006 decrease is primarily related to the use of a capital loss on which a valuation allowance had been previously provided and the expiration of state net operating losses for which a valuation allowance had been provided.

We believe it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets. When we evaluated these and other qualitative factors and uncertainties concerning our company and industry, we found that they provide continuing evidence requiring the valuation allowance which we currently recognize related to the realization of the tax benefit of our net operating loss and tax credit carryforwards as of December 31, 2007.

FASB Interpretation No. 48

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of adopting FIN 48 generally is recorded directly to retained earnings. However, to the extent the adoption of FIN 48 resulted in a revaluation of uncertain tax positions acquired in any purchase business combination, the cumulative effect is recorded as an adjustment to the goodwill remaining from the corresponding purchase business combination.

As a result of the adoption of FIN 48, we recognized a $20 million increase in the liability for unrecognized tax benefits, which was accounted for as a $24 million increase to goodwill and a $4 million increase to retained

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

earnings as of January 1, 2007. The total unrecognized tax benefits attributable to uncertain tax positions as of January 1, 2007 were $606 million. Upon adoption of FIN 48, we reclassified the majority of our liability for unrecognized tax benefits from deferred tax liabilities to other liabilities with the remainder being netted against our deferred tax assets. Upon adoption, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $89 million, if recognized. The total unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2007 were $654 million. At December 31, 2007, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $108 million, if recognized. We recognize interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of December 31, 2007, the accrued liability for income tax related interest was $71 million and the accrued liability for penalties was $13 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in millions)
Balance at January 1, 2007	$606
Additions based on current year tax positions	44
Additions based on prior year tax positions	18
Reductions for prior year tax positions	(11)
Reductions for settlements	(3)

Balance at December 31, 2007	$654

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

We have reached settlement agreements with the Appeals division of the IRS for our examination issues in dispute following the IRS exam for the years 2000-2002. The unresolved disputed issues from the 2003-2004 IRS examination are awaiting consideration by the Appeals division of the IRS; however, they are immaterial to our consolidated financial statements. The IRS is also examining the 2001 through pre-merger 2005 consolidated income tax returns of our subsidiary, Nextel Communications, Inc. We are also involved in multiple state income tax examinations related to various years beginning with 1995, which are in various stages of the examination, administrative review or appellate process. Based on our current knowledge of the proposed adjustments from the aforementioned examinations, we do not anticipate the adjustments would result in a material change to our financial position. We also do not believe it is reasonably possible that we will have significant increases or decreases to the liability for unrecognized tax benefits during the next twelve months on our current uncertain tax positions.

Note 8.	Fair Value of Financial Instruments

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and estimated fair values of our financial instruments at year-end were as follows:

	December 31,
	2007(1)		2006(1)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Marketable securities and other investments	$294	$294	$106	$106
Derivative instruments	15	15	(17)	(17)
Debt, including current portion	22,130	22,019	22,154	22,993

(1)	Cash and cash equivalents, accounts receivable, deposits, accounts payable and accrued expenses and other items have been excluded from the table above, as the carrying amount on the consolidated balance sheets approximate their carrying amounts due to their short term nature.

Financial Instruments	Valuation Method
Marketable securities and other investments	Primarily quoted market prices

Derivative instruments	Estimates using available market information and appropriate valuation methodologies

Debt	Available market prices and estimates using available market data information and appropriate valuation methodologies

Letters of Credit

Outstanding letters of credit totaled $2.6 billion as of December 31, 2007 and 2006. Pursuant to the terms of the Report and Order described in note 13 below, we were required to establish a letter of credit in the amount of $2.5 billion to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 megahertz, or MHz, spectrum in connection with the band reconfiguration process. This letter of credit is outstanding under our $6.0 billion revolving credit facility. The letter of credit is subject to fees competitively determined in the market place. We also use letters of credit to provide credit support for various financial obligations.

Note 9.	Derivative Instruments and Hedging Activities

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

Interest rate risk is caused by potential adverse movements in interest rates that affect earnings or cash flows. Specific interest rate risks include the risk of increasing interest rates on variable-rate debt, and the risk of increasing interest rates for new or refinanced fixed-rate debt.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Interest Rate Derivatives

As of December 31, 2007, we held fair value interest rate swaps with a notional value of $1.0 billion. These swaps were entered into as hedges of the fair value of a portion of our senior notes and have maturities ranging from 2008 to 2012. On a semiannual basis, we pay a floating rate of interest equal to the six-month LIBOR plus a fixed spread and receive an average interest rate equal to the coupon rates stated on the underlying senior notes.

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

During the fourth quarter 2005, we entered into a series of interest rate collars associated with the issuance of debt by Embarq at the time of its spin-off on May 17, 2006. These derivative instruments did not qualify for hedge accounting treatment in our consolidated financial statements, and changes in the fair value of these instruments were recognized in earnings from discontinued operations during the period of change. During 2006, the fair value of these derivatives increased, resulting in a $43 million gain, after tax. These derivatives were settled upon completion of the spin-off.

Equity Derivatives

In 2005, we entered into a series of option contracts associated with our investment in NII Holdings designed to hedge our exposure to the risk of unfavorable changes in the price of NII Holdings’ common shares. The first contract was written for 1.7 million common shares of NII Holdings and was not designated as a hedging instrument. Therefore, changes in the fair value of the derivative instrument were recognized in earnings during the period of change prior to settlement. We settled the first option contract on March 31, 2006 in conjunction with the sale of 1.7 million common shares of NII Holdings. We recognized a gain of $37 million from the sale of the underlying shares, partially offset by a loss of $23 million from the change in fair value of the option contract during 2006, resulting in a net gain of $14 million recorded to other income.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the fourth quarter 2006, we sold our remaining investment of about 13 million common shares of NII Holdings and settled the remaining option contracts using common shares of NII Holdings borrowed under stock loan agreements. We recognized a gain of $396 million from the sale of the underlying shares, partially offset by a realized loss of $251 million from the change in fair value of the option contracts, resulting in a net gain of $145 million recorded to other income. We also recorded $53 million of income tax expense in the fourth quarter 2006 relating to this transaction as a result of the sale of the NII Holdings shares and the settlement of the option contracts, as well as the reversal of a deferred tax liability relating to the NII Holdings shares. The use of borrowed shares to settle the option contracts was accounted for as a collateralized borrowing, resulting in an increase of $866 million to prepaid expenses and other current assets and accrued expenses and other current liabilities for the fair value of the underlying shares. In 2006, we recognized a financing cash inflow of $866 million related to the borrowing and an equal investing cash outflow related to collateral posted for the borrowed shares. The collateralized borrowing was terminated in January 2007.

Note 10.	Shareholders’ Equity

Our articles of incorporation authorize 6,620,000,000 shares of capital stock as follows:

•	6,000,000,000 shares of Series 1 voting common stock, par value $2.00 per share;

•	500,000,000 shares of Series 2 voting common stock, par value $2.00 per share;

•	100,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, no par value per share.

Classes of Common Stock

Series 1 Common Stock

The holders of our Series 1 common stock are entitled to one vote per share on all matters submitted for action by the shareholders.

Series 2 Common Stock

The holders of our Series 2 common stock are entitled to 10% of one vote per share, but otherwise have rights that are substantially identical to those of the Series 1 common stock. There were about 75 million shares of Series 2 common stock outstanding as of December 31, 2007.

Non-Voting Common Stock

About 38 million shares of our non-voting common stock was issued in the Sprint-Nextel merger in August 2005 to Motorola and its subsidiary, the only holders of non-voting common shares. In December 2006, Motorola and its subsidiary exercised their right to convert the non-voting common shares into an equal number of shares of our Series 1 common stock, resulting in a $623 million decrease in paid-in capital and a reduction in treasury shares, as shown in the consolidated statements of shareholders’ equity.

Dividends

We paid a dividend of $0.025 per share on the Series 1 common stock and the Series 2 common stock in each of the quarters of 2007 and 2006 and in the third and fourth quarters of 2005 and a dividend of $0.025 per share on the non-voting common stock in each of the quarters of 2006 and in third and fourth quarters 2005. We paid a dividend of $0.125 per share on the Series 1 common stock and the Series 2 common stock in the first two quarters of 2005.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share Repurchase Program

On July 25, 2006, our board of directors authorized the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. This authorization expired in January 2008. As of December 31, 2007, we had repurchased 185 million shares of our Series 1 common stock for $3.5 billion at an average price of $18.77 per share.

Common Stock Reserved for Future Grants

As of December 31, 2007, Series 1 common stock reserved for future grants under plans providing for the grant of stock options and other equity-based awards, future grants under the employees stock purchase plan or future issuances under various other arrangements included:

Shares
(in millions)
Employees stock purchase plan	19.3
Officer and key employees’ and directors’ stock options and other equity-based awards	200.6
5.25% convertible debt conversion rights	11.3

231.2

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	As of December 31,
	2007	2006
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(158)	$(172)
Unrealized net gains related to investments	11	4
Foreign currency translation adjustments	36	20

Accumulated other comprehensive loss	$(111)	$(148)

Note 11.	Share-Based Compensation

As of December 31, 2007, we sponsored four equity incentive plans, the 2007 Omnibus Incentive Plan, or 2007 Plan; the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or MISOP, as well as our Employees Stock Purchase Plan, or ESPP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. Options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three years, and generally have a contractual term of ten years. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. The Human Capital and Compensation Committee, or HC&CC, of our board of directors, or one or more executive officers should the HC&CC so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. On February 11, 2008, we made certain amendments to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, the number of shares available under the 2007 Plan increased by about 8 million, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expired, or otherwise terminated. As of December 31, 2007, about 201 million common shares were available under the 2007 Plan.

Under the 1997 Program, we previously had the authority to grant options, restricted shares, restricted stock units and other equity-based awards to directors and employees. As of December 31, 2007, awards to acquire about 80 million shares were outstanding under the 1997 Program. Under the 1997 Program, options generally were granted with an exercise price equal to the market value of the underlying shares on the grant date; however, the 2005 option awards for certain senior level executives had an exercise price equal to 110% of the market value of the underlying shares on the grant date. Options granted in 2007 and 2006 generally vest on an annual basis over three years and have a contractual term of ten years. Options granted before 2006 generally vest on an annual basis over four years, and also have a contractual term of ten years. In addition, restricted stock units awarded to certain senior level executives in 2005 and many of the restricted stock units granted in 2006 and 2007 contain performance provisions such as the achievement of defined levels of wireless subscriber additions, adjusted operating income before depreciation and amortization, cumulative free cash flow from operations, post-paid wireless subscriber retention and/or other qualitative and quantitative factors. Restricted stock units granted in 2007 have a three-year performance period and will vest on the third anniversary of the date of the award. Performance provision achievement for awards prior to 2007 is typically evaluated one year after grant, at which point we may increase or decrease the number of awards an employee is eligible to receive. To the extent the performance provisions are achieved, the vesting of any awards that remain outstanding is subject only to the remaining term of employment or service discussed above. Prior to 2005, restricted shares, or nonvested shares, were granted to officers and key employees under the 1997 Program.

Under the Nextel Plan, outstanding Nextel deferred shares, or nonvested shares, which constitute an agreement to deliver shares upon the performance of service over a defined period of time, and grants of options to purchase Nextel common shares were converted at the time of the Sprint-Nextel merger into our nonvested shares or options to purchase a number of our common shares. As of December 31, 2007, awards to acquire 48 million common shares were outstanding under the Nextel Plan. Options were granted prior to the Sprint-Nextel merger with an exercise price equal to the market value of the underlying shares on the grant date. These options vest on a monthly basis over periods of up to four years, and have a contractual term of ten years. Employees are not required to pay for the nonvested shares; however, they must remain employed with us until the restrictions on the shares lapse. The nonvested shares generally vest over a service period ranging from several months to four years. An accelerated vesting schedule may be triggered in the event of a change in control. Accelerated vesting was triggered with respect to certain deferred shares and options granted prior to the Sprint-Nextel merger as a result of the Sprint-Nextel merger.

Under the MISOP, we granted stock options to employees eligible to receive annual incentive compensation. Eligible employees could elect to receive stock options in lieu of a portion of their target incentive under our annual incentive compensation plans. The options generally became exercisable on December 31 of the year granted and have a maximum contractual term of ten years. Under the MISOP, we also granted stock options to executives in lieu of long-term incentive compensation, or LTIP-MISOP options. The LTIP-MISOP options generally became exercisable on the third December 31 following the grant date and have a maximum term of ten years. MISOP options were granted with exercise prices equal to the market price of the underlying common stock on the grant date. As of December 31, 2007, options to buy about 30 million common shares were outstanding under the MISOP.

In connection with the Sprint-Nextel merger, the vesting of certain equity-based awards issued under the 1997 Program, the MISOP and the Nextel Plan was accelerated following the termination of employment of

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain award recipients. In January 2005, we adopted a retention program designed to retain our senior executives and other key personnel through completion of the Sprint-Nextel merger and for the one-year period following the merger. Under this program, if we terminated the employment of a program participant other than for cause within one year of the Sprint-Nextel merger, certain unvested equity-based awards held by that participant vested automatically. Under the Nextel Plan, if, within one year of the Sprint-Nextel merger, we terminated other than for cause the employment of a holder of an equity-based award granted under the plan, or in the case of specified executives, the holder terminated his or her employment with good reason, as defined in the plan, then that holder’s unvested equity-based awards vested automatically.

Under our ESPP, eligible employees may subscribe quarterly to purchase shares of our Series 1 common stock through payroll deductions of up to 20% of eligible compensation. The purchase price is equal to 90% of the market value on the last trading day of each quarterly offering period. The aggregate number of shares purchased by an employee may not exceed 9,000 shares or $25,000 of fair market value in any calendar year, subject to limitations imposed by Section 423 of the Internal Revenue Code. As of December 31, 2007, this plan authorized for purchase about 19 million shares, net of elections made in 2007 by employees participating in the fourth quarter 2007 offering period under the ESPP to purchase about 992,000 of our common shares, which were issued in the first quarter 2008. Employees purchased these shares for $11.78 per share.

Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

Adoption of SFAS No. 123R

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

Pre-tax share-based compensation cost charged against net income (loss) for our share-based award plans was $265 million for 2007, $361 million for 2006 and $303 million for 2005. Pre-tax share-based compensation cost charged against income from continuing operations for our share-based award plans was $265 million for 2007, $338 million for 2006 and $254 million for 2005. Of the total share-based compensation in 2005, $234 million related to stock-based grants issued after December 31, 2002; $37 million related to the recombination of our two tracking stocks; and $32 million related to the separation of certain of our employees employed with us prior to the Sprint-Nextel merger.

The total income tax benefit recognized in the consolidated financial statements for share-based award compensation was $96 million for 2007, $138 million for 2006 and $111 million for 2005. The total income tax benefit recognized in the statement of operations related to continuing operations for share-based award compensation was $96 million in 2007, $129 million for 2006 and $93 million for 2005.

As of December 31, 2007, there was $211 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 1.61 years. Cash received from exercise under all share-based payment arrangements was $344 million for 2007, $405 million for 2006 and $432 million for 2005. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $4 million for 2007, $6 million for 2006 and $6 million for 2005.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under our share-based payment plans, we had options, restricted stock units and nonvested shares outstanding as of December 31, 2007. Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for 2007, 2006 and 2005 share-based awards using a 4% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. The risk-free rate used in 2007, 2006, and 2005 is based on the zero-coupon U.S. Treasury bond with a term equal to the expected term of the options. The volatility used is the implied volatility from traded options on our common shares or the historical volatility of our common shares over a period that approximates the expected term of the options. The expected dividend yield used is estimated based on our historical dividend yield and other factors. The expected term of options granted is estimated using the simplified method, defined as the average of the vesting term and the contractual term. Options outstanding as of December 31, 2007 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan, and the MISOP as discussed above.

	2007	2006(1)	2005
Weighted average grant date fair value	$6.05	$6.97	$9.27
Risk free interest rate	3.70% – 5.12%	4.53% –5.21%	3.60% –4.54%
Expected volatility(2)	26.6% – 38.3%	22.5% – 27.9%	18.8% – 58.8%
Weighted average expected volatility(2)	29.0%	24.7%	44.9%
Expected dividend yield	0.46% – 0.72%	0.44% – 0.58%	0.42% – 2.26%
Weighted average expected dividend yield	0.56%	0.46%	2.06%
Expected term (years)	6	6	6
Options granted (millions)	17	14	8

(1)	Values, other than the risk free interest rate and the expected term, have been adjusted for the spin-off of Embarq based on the 1.0955 conversion rate.
(2)	In 2006 and 2007, we based our estimate of expected volatility on the implied volatility of exchange traded options, consistent with the guidance in SAB No. 107, Share-Based Payment. In 2005, expected volatility was based on our historical volatility.

A summary of the status of the options under our option plans as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2007	171	$23.33
Granted	17	18.50
Exercised	(24)	14.26
Forfeited/expired	(13)	29.73

Outstanding December 31, 2007	151	$23.71	4.83	$75

Vested or expected to vest at December 31, 2007	151	$23.74	4.80	$75

Exercisable at December 31, 2007	121	$24.81	3.90	$75

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there was $150 million of total unrecognized compensation cost related to unvested options and that cost is expected to be recognized over a weighted-average period of 1.45 years. The total intrinsic value of options exercised was $150 million during 2007, $264 million during 2006 and $267 million during 2005.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above.

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in thousands)
Outstanding January 1, 2007	—	8,761	$—	$19.14
Granted	6,172	1,507	18.80	16.90
Vested	—	(4,345)	—	15.25
Forfeited	(296)	(279)	18.78	24.21
Performance met(1)	—	—	—	—
Performance not met(1)	—	—	—	—

Outstanding December 31, 2007	5,876	5,644	18.81	21.29

(1)	We evaluate performance conditions for restricted stock units at the end of the performance period. Restricted stock units granted in 2007 have a three year performance period. Therefore, as of December 31, 2007, there are no units categorized as either performance met or performance not met as the performance period has not yet lapsed. Other adjustments to the original grants are categorized as forfeited.

As of December 31, 2007, there was $61 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 2 years. The total fair value of restricted stock units vested was $78 million during 2007, $49 million during 2006 and $4 million during 2005. The weighted-average grant date fair value of restricted stock units granted during 2007 was $18.43 per unit, compared with $24.04 per unit for 2006 and $24.61 per unit for 2005.

Certain restricted stock units outstanding as of December 31, 2007 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to retained earnings (accumulated deficit) when paid.

Nonvested Shares

Our nonvested shares consist of restricted shares granted under the 1997 Program and deferred shares granted under the Nextel Plan, as discussed above. The unrecognized compensation cost related to nonvested shares is not material.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12.	Segments

We have two reportable segments: Wireless and Wireline. These segments are organized by products and services. Until May 2006, we operated a third reportable segment, our local communications business, that provided local and long distance voice and data services and is classified as discontinued operations. See note 15 for more information.

Our executives use segment earnings as the primary measure to evaluate segment performance and make resource allocation decisions. Segment earnings is defined as wireless or wireline operating income before other segment expenses, such as depreciation, amortization, severance, exit costs, asset impairments and other, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. In the second quarter 2007, we modified our segment earnings to exclude merger and integration costs solely and directly attributable to a segment. Such change was not material to segment earnings in 2007.

Our Wireless segment includes revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless equipment. Through our Wireless segment, we, together with the third-party PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands.

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

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2007
Net operating revenues	$34,698	$5,479	$(31)	$40,146
Inter-segment revenues(1)	2	984	(986)	—
Total segment operating expenses(2)	(24,786)	(5,389)	829	(29,346)

Segment earnings	$9,914	$1,074	$(188)	10,800

Less:
Depreciation				(5,711)
Amortization				(3,312)
Severance, exit costs and asset impairments(3)				(440)
Goodwill impairment				(29,729)
Merger and integration expenses(4)				(516)
Other, net				(2)

Operating loss				(28,910)
Interest expense				(1,433)
Interest income				151
Other, net				247

Loss from continuing operations before income taxes				$(29,945)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2006
Net operating revenues(5)	$35,097	$5,819	$87	$41,003
Inter-segment revenues(1)	4	741	(745)	—
Total segment operating expenses(5)	(23,423)	(5,569)	689	(28,303)

Segment earnings	$11,678	$991	$31	12,700

Less:
Depreciation				(5,738)
Amortization				(3,854)
Severance, exit costs and asset impairments(3)				(207)
Merger and integration expenses(4)				(413)
Other, net				(4)

Operating income				2,484
Interest expense				(1,533)
Interest income				301
Other, net				231

Income from continuing operations before income taxes				$1,483

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2005
Net operating revenues(5)	$22,320	$6,177	$274	$28,771
Inter-segment revenues(1)	6	641	(647)	—
Total segment operating expenses(5)	(15,394)	(5,784)	471	(20,707)

Segment earnings	$6,932	$1,034	$98	8,064

Less:
Depreciation				(3,864)
Amortization				(1,336)
Severance, exit costs and asset impairments(3)				(43)
Merger and integration expenses(4)				(580)
Other, net				(100)

Operating income				2,141
Interest expense				(1,294)
Interest income				236
Other, net				208

Income from continuing operations before income taxes				$1,291

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2007
Capital expenditures(6)	$5,067	$567	$688	$6,322
Total assets(6)(8)	54,876	3,629	5,604	64,109
2006
Capital expenditures(6)	$5,944	$828	$784	$7,556
Total assets(6)	90,884	3,548	2,729	97,161
2005
Capital expenditures(6)	$3,545	$384	$1,128	$5,057
Total assets(6)(7)	82,989	3,174	16,597	102,760

(1)	Inter-segment revenues consist primarily of long distance services provided to the Wireless segment for resale to wireless customers.
(2)	Included in the 2007 corporate results are operating expenses related to our planned deployment of a next generation broadband wireless network.
(3)	See note 6 for additional information on severance, exit costs and asset impairments.
(4)	Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities. In 2007, these costs also included certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding and other integration costs.
(5)	Included in the 2006 and 2005 corporate results are the historical net revenues and related operating costs of certain consumer wireline customers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer wireline customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.
(6)	Corporate assets are not allocated to the operating segments, and consist primarily of cash and cash equivalents, the corporate headquarters campus and other assets managed at a corporate level. Corporate capital expenditures were incurred mainly for various administrative assets. Operating expenses related to corporate assets are allocated to each segment.
(7)	Corporate and other includes assets of discontinued operations related to Embarq.
(8)	Corporate and other includes amounts related to our planned deployment of a next generation broadband wireless network.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net operating revenues by service and products were as follows:

	Wireless	Wireline	Corporate and Eliminations(1)(2)	Consolidated
	(in millions)
2007
Wireless services	$31,044	$—	$—	$31,044
Wireless equipment	2,595	—	(36)	2,559
Voice	—	3,509	(820)	2,689
Data	—	1,210	(92)	1,118
Internet	—	1,575	(71)	1,504
Other	1,061	169	2	1,232

Total net operating revenues	$34,700	$6,463	$(1,017)	$40,146

2006
Wireless services	$31,059	$—	$—	$31,059
Wireless equipment	3,172	—	—	3,172
Voice	—	3,769	(638)	3,131
Data	—	1,432	(73)	1,359
Internet	—	1,143	(27)	1,116
Other	870	216	80	1,166

Total net operating revenues	$35,101	$6,560	$(658)	$41,003

2005
Wireless services	$19,289	$—	$—	$19,289
Wireless equipment	2,129	—	—	2,129
Voice	—	4,120	(595)	3,525
Data	—	1,620	(42)	1,578
Internet	—	829	(3)	826
Other	908	249	267	1,424

Total net operating revenues	$22,326	$6,818	$(373)	$28,771

(1)	Revenues eliminated in consolidation consist primarily of long distance services provided to the Wireless segment for resale to wireless customers.
(2)	Included in the 2006 and 2005 corporate results are the historical net revenues of certain consumer wireline customers transferred to Embarq in connection with the spin-off. These revenues were previously reported in our Local segment and reflect activity through the date of the spin-off. These revenues have not been reflected as discontinued operations due to our continuing involvement with these consumer wireline customers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Commitments and Contingencies

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain current and former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and our former independent auditor, were dismissed by the Court in April 2004. We have recently filed a motion to dismiss the amended complaint, or for summary judgment. We are awaiting a decision on that motion. Our motion to dismiss the amended complaint was denied, and the parties are engaged in discovery.

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

Spectrum Reconfiguration Obligations

In recent years, the operations of a number of public safety communications systems in the 800 MHz block of spectrum have experienced interference that is believed to be a result of the operations of commercial mobile radio service, or CMRS, providers operating on adjacent frequencies in the same geographic area.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Report and Order requires us to complete the 800 MHz band reconfiguration within a 36-month period, ending in June 2008, subject to certain exceptions, particularly with respect to markets that border Mexico and Canada, and to complete the 1.9 GHz band reconfiguration within a 31.5-month period, originally ending in September 2007 and recently extended, as discussed below. If, as a result of events within our control, we fail to complete our reconfiguration responsibilities within the designated time periods for either the 800 MHz or 1.9 GHz reconfigurations, the FCC could take actions against us to enforce the Report and Order. These actions could have adverse operating or financial impacts on us, some of which could be material. We believe, based on our experiences to date, that the 800 MHz reconfiguration will not be completed within the applicable FCC designated time period due primarily to circumstances largely outside of our control.

On September 11, 2007, the FCC issued a Third Memorandum Opinion and Order, or Third MO&O, in which the FCC ordered, among other things, that by June 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum. Based upon reports filed by the 800 MHz TA and discussions with public safety licensees, we believe that a significant number of large public safety agencies will not be able to complete their reconfigurations by June 2008. Should this occur, the Third MO&O provides that we would no longer have access to a significant portion of 800 MHz spectrum.

Any sudden and significant decrease in network capacity that results from the requirements of the Third MO&O could adversely affect the performance of our iDEN network. To compensate, we could attempt to construct additional sites or acquire additional spectrum, to the extent possible. In those markets where these network investments are not possible, we may be required to curtail subscriber additions and incent certain existing subscribers of iDEN services to use PowerSource devices or move to our CDMA network until the capacity limitation can be alleviated, particularly if the replacement 800 MHz spectrum is not available for any length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. The loss of a significant number of subscribers could adversely affect our results of operations.

We believe that the Third MO&O is not consistent with the terms of the Report and Order or our understanding of the reconfiguration process described in the Report and Order, which served as the basis under which Nextel consented to its terms. In addition, we believe that the process by which the Third MO&O was adopted was legally deficient in a number of respects. Accordingly, on October 12, 2007, we filed an appeal with the U.S. Court of Appeals for the D.C. Circuit. On November 27, 2007, the U.S. Court of Appeals granted our Motion for Expedition, setting forth an accelerated briefing schedule which should result in a decision by the Court by the FCC’s June 2008 deadline. Both the FCC and we have filed our briefs with the Court, and oral arguments are scheduled to begin March 18, 2008.

In addition, as part of the Report and Order, the reconfiguration of the 1.9 GHz band was required to be completed by September 7, 2007. On September 5, 2007, we, along with the Association for Maximum Service Television, Inc., or MSTV, the National Association of Broadcasters, or NAB, and the Society of Broadcast Engineers, or SBE, filed a joint petition requesting an additional 29 months to complete the transition of the broadcast auxiliary service, or BAS, to frequencies above 2025 MHz. On November 6, 2007, the FCC granted a waiver until January 5, 2008 to complete the BAS transition above 2025 MHz. On December 6, 2007, Sprint Nextel, the MSTV, the NAB and the SBE submitted a consensus plan for completing the transition of the BAS

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

licensees that should complete the BAS transition by September, 2009. The FCC subsequently extended the waiver of the BAS relocation date until March 5, 2008 and encouraged the BAS licensees and new entrant mobile-satellite service licensees to continue discussing ways to share use of the spectrum before the transition is completed.

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

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. If so, we will be required to pay the difference to the U.S. Treasury, as described above. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program and through December 31, 2007, we have incurred approximately $1.1 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. If we are successful in our appeal of the Third MO&O, we estimate, based on our experience to date with the reconfiguration program and on information currently available, that it is unlikely we will be required to make a payment to the U.S. Treasury. This belief is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian and Mexican border regions for which there are currently no approved border plans and does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. If we are unsuccessful in our appeal of the Third MO&O, we anticipate that our additional costs would likely be material.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Although the Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit, no reductions had been requested or made as of December 31, 2007.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, we had a remaining liability of $59 million associated with the estimated portion of the reconfiguration costs that represents our best estimate of amounts to be paid under the Report and Order that would not benefit our infrastructure or spectrum positions. All other costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset, consistent with our accounting policies. See note 3 for more information.

Operating Leases

We lease various equipment, office facilities, retail outlets and kiosks, switching facilities, transmitter and receiver sites under operating leases. The non-cancelable portion of these leases ranges from monthly up to 25 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of five to seven years with up to five renewal options for five years each.

As of December 31, 2007, our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. These commitments in future years are as follows:

(in millions)
2008	$1,567
2009	1,638
2010	1,493
2011	1,347
2012	1,224
Thereafter	9,007

Total rental expense was $2.0 billion in 2007, $1.8 billion in 2006 and $1.2 billion in 2005.

Communication Towers Lease Transaction

In May 2005, we closed a transaction with Global Signal, Inc. under which Global Signal acquired exclusive rights to lease or operate about 6,500 communications towers owned by us for a negotiated lease term, which is the greater of the remaining terms of the underlying ground leases, about 15 years at present, or up to 32 years, assuming successful renegotiation of the underlying ground leases at the end of their current lease terms.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments

We are a party to other commitments, which includes service, spectrum, network capacity and other executory contracts in connection with conducting our business. As of December 31, 2007, the minimum amounts due under these commitments were as follows:

(in millions)
2008	$7,957
2009	2,436
2010	1,381
2011	886
2012	602
Thereafter	2,126

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

Environmental Compliance

Environmental compliance and remediation expenditures result mainly from the operation of standby power generators for our telecommunications equipment. These expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. In light of the FCC’s new requirement that carriers increase their use of generators and batteries at cell sites, installation costs likely will increase. However, we cannot assess with certainty the impact of any future compliance and remediation obligations and we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Quarterly Financial Data (Unaudited)

During 2006, we acquired several companies and the financial results of those acquired companies are included in our quarterly financial data either from the date of their respective acquisition or from the start of the month closest to the acquisitions. We also acquired Northern PCS in August 2007 whose results are not material to our consolidated results of operations. See note 2 for information regarding these business combinations.

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)
2007
Net operating revenues	$10,092	$10,163	$10,044	$9,847
Operating income (loss)(1)	1	316	398	(29,625)
Income (loss) from continuing operations(1)(2)	(211)	19	64	(29,452)
Net income (loss)(1)(2)	(211)	19	64	(29,452)
Basic earnings (loss) per common share from continuing operations(1)(3)	(0.07)	0.01	0.02	(10.36)
Diluted earnings (loss) per common share from continuing operations(1)(3)	(0.07)	0.01	0.02	(10.36)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)
2006
Net operating revenues	$10,068	$10,008	$10,489	$10,438
Operating income	484	712	719	569
Income from continuing operations	164	291	279	261
Net income	419	370	279	261
Basic earnings per common share from continuing operations(3)	0.05	0.10	0.09	0.09
Diluted earnings per common share from continuing operations(3)	0.05	0.10	0.09	0.09

(1)	In the fourth quarter 2007, we performed our annual assessment of impairment for goodwill. As a result of these analyses, which are described in note 3, we recorded a non-cash goodwill impairment charge of $29.7 billion.
(2)	The net loss for the first quarter is primarily due to increased wireless equipment subsidy and an increase in severance costs related to our workforce reductions.
(3)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Note 15.	Discontinued Operations

On May 17, 2006, we completed the spin-off of our local communications business, which is now known as Embarq Corporation. Embarq offers regulated local communications services as an incumbent local exchange carrier and provides a suite of communications services, consisting of local and long distance voice and data services, including high-speed Internet access. As required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and as permitted by SFAS No. 95, Statement of Cash Flows, the results of operations and cash flows from operating activities of this business are presented as discontinued operations for all periods presented.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Year Ended December 31,
	2006(1)	2005
	(in millions)
Net operating revenue	$2,503	$6,253
Income before income taxes	568	1,615
Income tax expense	234	635
Income from discontinued operations	334	980

(1)	Includes results only through May 17, 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16.	Subsequent Events

Severance and Exit Costs

Management announced in January 2008 that we intend to further streamline our cost structure through a work force reduction, reduced utilization of outsourced services and contractors, and the elimination of third-party distribution points and company-owned retail locations. The reduction in workforce will be completed using a combination of involuntary and voluntary separation plans. We expect to record a charge for the severance and related costs associated with the workforce reduction of about 4,000 internal positions in the first quarter 2008. We will record a charge related to exit and other costs associated with the elimination of certain distribution points and retail locations as we incur them throughout 2008.

Credit Facility

On February 27, 2008 we drew down $2.5 billion in principal amount under our revolving credit facility. We now have about $500 million of borrowing capacity available under our revolving credit facility.

SPRINT NEXTEL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2007, 2006 and 2005

			Additions
	Balance Beginning of Year		Charged to Income (Loss)	Charged to Other Accounts		Other Deductions		Balance End of Year
	(in millions)
2007
Allowance for doubtful accounts	$383		$920	$41	(1)	$(952	)(2)	$392

Valuation allowance-deferred income tax assets	$816	(5)	$14	$20	(6)	$(127	)(4)	$723

2006
Allowance for doubtful accounts	$291		$656	$61	(1)	$(625	)(2)	$383

Valuation allowance-deferred income tax assets	$1,070		$10	$31	(3)	$(158	)(4)	$953

2005
Allowance for doubtful accounts	$240		$388	$181	(1)	$(518	)(2)	$291

Valuation allowance-deferred income tax assets	$669		$15	$386	(3)	$—		$1,070

The schedule above only reflects continuing operations.

(1)	Amounts charged to other accounts consist of receivable reserves for billing and collection services we provide for certain PCS Affiliates. Uncollectible accounts are recovered from affiliates. In 2005 and 2006, the amounts include the allowance recorded in the merger of Nextel and the PCS Affiliates and Nextel Partners acquisitions.
(2)	Accounts written off, net of recoveries.
(3)	Amount represents increases in the valuation allowance for deferred tax assets related primarily to the purchase price allocations in the Sprint-Nextel merger and the PCS Affiliates and Nextel Partners acquisitions.
(4)	Amount represents valuation allowances no longer required due to the utilization or expiration of income tax carryforwards.
(5)	Amount includes a beginning balance adjustment for reclassification of valuation allowance to other liabilities in accordance with the adoption of FIN 48.
(6)	Amount represents increases in the valuation allowance for deferred tax assets related to the purchase price allocation in the PCS Affiliate acquisitions.