Form 10-Q
period 2008-03-31
SPRINT NEXTEL CORP
filed 2008-05-12
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

(800) 829-0965

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☑                                                                                    Accelerated filer                   ☐

Non-accelerated filer    ☐    (Do not check if a smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

COMMON SHARES OUTSTANDING AT APRIL 30, 2008:

VOTING COMMON STOCK
Series 1	2,776,174,052
Series 2	74,831,333

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

S PRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$4,678	$2,246
Marketable securities	97	194
Accounts and notes receivable, net of allowance for doubtful accounts of $335 and $392	3,798	4,196
Device and accessory inventory	842	938
Deferred tax assets	181	447
Prepaid expenses and other current assets	731	640

Total current assets	10,327	8,661
Investments	157	165
Property, plant and equipment, net of accumulated depreciation of $22,789 and $21,473	26,434	26,496
Intangible assets
Goodwill	1,143	1,144
FCC licenses and other	21,421	21,123
Customer relationships, net	3,556	4,203
Other definite lived intangible assets, net	1,785	1,835
Other assets	640	691

	$65,463	$64,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,264	$3,481
Accrued expenses and other current liabilities	4,139	3,962
Current portion of long-term debt and capital lease obligations	1,330	1,661

Total current liabilities	8,733	9,104
Long-term debt and capital lease obligations	22,987	20,469
Deferred tax liabilities	8,096	8,689
Other liabilities	3,878	3,848

Total liabilities	43,694	42,110

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.951 billion shares issued and 2.849 billion shares outstanding and 2.951 billion shares issued and 2.845 billion shares outstanding	5,902	5,902
Paid-in capital	46,752	46,693
Treasury shares, at cost	(2,075)	(2,161)
Accumulated deficit	(28,697)	(28,115)
Accumulated other comprehensive loss	(113)	(111)

Total shareholders’ equity	21,769	22,208

	$65,463	$64,318

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended March 31,
	2008	2007
	(unaudited)
	(in millions, except per share amounts)
Net operating revenues	$9,334	$10,092
Operating expenses
Costs of services and products (exclusive of depreciation included below)	4,223	4,390
Selling, general and administrative	3,188	3,259
Severance, exit costs and asset impairments	231	174
Depreciation	1,493	1,355
Amortization	697	913

	9,832	10,091

Operating (loss) income	(498)	1

Other income (expense)
Interest expense	(339)	(367)
Interest income and other	22	27

Loss before income taxes	(815)	(339)
Income tax benefit	310	128

Net loss	$(505)	$(211)

Basic and diluted loss per common share	$(0.18)	$(0.07)

Basic and diluted weighted average common shares outstanding	2,847	2,899

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2008	2007
	(unaudited)
	(in millions)
Cash flows from operating activities
Net loss	$(505)	$(211)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,190	2,268
Provision for losses on accounts receivable	255	197
Share-based compensation expense	75	73
Deferred income taxes	(325)	(185)
Other, net	(33)	(36)
Changes in assets and liabilities:
Accounts and notes receivable	143	119
Inventories and other current assets	(2)	114
Accounts payable and other current liabilities	200	242
Non-current assets and liabilities, net	109	(117)

Net cash provided by operating activities	2,107	2,464

Cash flows from investing activities
Capital expenditures	(1,670)	(1,813)
Expenditures relating to FCC licenses	(274)	(107)
Proceeds from maturities and sales of marketable securities	86	7
Cash collateral for securities loan agreements	—	866
Other, net	6	25

Net cash used in investing activities	(1,852)	(1,022)

Cash flows from financing activities
Borrowings under credit facility	2,500	750
Proceeds from issuance of commercial paper	681	2,591
Maturities of commercial paper	(1,010)	(2,706)
Purchase, retirements and payments of debt and capital leases	(3)	(608)
Payments of securities loan agreements	—	(866)
Purchase of common shares	—	(300)
Dividends paid	—	(72)
Proceeds from issuance of common shares, net	9	69

Net cash provided by (used in) financing activities	2,177	(1,142)

Net increase in cash and cash equivalents	2,432	300
Cash and cash equivalents, beginning of period	2,246	2,046

Cash and cash equivalents, end of period	$4,678	$2,346

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)

								Accumulated Other Comprehensive Loss
	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit
	Shares	Amount		Shares	Amount				Total
Balance, December 31, 2007	2,951	$5,902	$46,693	106	$(2,161)	$(28,115	)(1)	$(111)	$22,208
Net loss	—	—	—	—	—	(505)		—	(505)
Other comprehensive loss, net	—	—	—	—	—	—		(2)	(2)

Total comprehensive loss									(507)

Issuance of common shares, net	—	—	2	(4)	100	(76)		—	26
Share-based compensation expense	—	—	74	—	—	—		—	74
Other	—	—	(17)	—	(14)	(1)		—	(32)

Balance, March 31, 2008	2,951	$5,902	$46,752	102	$(2,075)	$(28,697)		$(113)	$21,769

(1)	Accumulated deficit has been decreased by $209 million related to the goodwill impairment charge recorded in the fourth quarter 2007. See note 2 for further information.

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note	1. Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature, except as described in the notes below. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared according to accounting principles generally accepted in the United States have been omitted. As a result, you should read these consolidated financial statements along with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2007. Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2008.

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. Areas in which significant estimates have been made include, but are not limited to, revenue recognition, the allowance for doubtful accounts receivable, inventory obsolescence, tax valuation allowances, useful lives for property, plant and equipment and definite lived intangible assets, goodwill and indefinite lived intangible asset impairment analyses, the evaluation of uncertain tax positions and the fair value of assets acquired and liabilities assumed in business combinations.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Supplemental Cash Flow Information from Operations

	Quarter Ended March 31,
	2008	2007
	(in millions)
Interest paid, net of capitalized interest	$371	$413
Interest received	26	31
Income tax (refunds) payments	(5)	10

Loss per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per common share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes computed using the if-converted method.

Shares issuable under our equity plans were antidilutive in the first quarters 2008 and 2007 because we incurred net losses. Although not used in the determination of loss per common share for the first quarter 2008, we had about 28 million shares issuable under the equity plans that had exercise prices below the average market price during the period. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings per common share for the first quarters

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 and 2007 due to their antidilutive effects. As of March 31, 2008, there were about 130 million average shares issuable under the equity plans that had exercise prices that exceeded the average market price during this period that could also potentially dilute earnings per common share in the future.

Although not used in the determination of loss per common share for the first quarter 2007, we had about 54 million shares issuable under the equity plans that had exercise prices below the average market price during the period. As of March 31, 2007, there were about 125 million average shares issuable under the equity plans that had exercise prices that exceeded the average market price during this period that could also potentially dilute earnings per common share in the future.

Dividends

We did not declare any dividends to our common share holders during the first quarter 2008. On February 27, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable to shareholders of record at the close of business on March 9, 2007. The dividend was paid on March 30, 2007.

Share Repurchase Program

On July 25, 2006, our board of directors authorized a program for the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. This program expired during the first quarter 2008. We did not repurchase any shares under this program in the first quarter 2008. We repurchased about 15 million shares of our Series 1 common stock for $300 million at an average price of $19.61 during the first quarter 2007. We repurchased $3.5 billion of our common shares at an average price of $18.77 per share over the life of the program.

Significant New Accounting Pronouncements

In September 2006, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. We adopted this issue effective January 1, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The adoption of EITF Issue No. 06-1 did not impact our consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings (accumulated deficit) according to Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. We adopted this issue effective January 1, 2008. The adoption of EITF Issue No. 06-11 did not impact our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this statement could have a material impact on us with respect to business combinations completed after the effective date. Such significant changes include, but are not limited to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for our quarterly reporting period ending March 31, 2009. If we were to enter into an arrangement after the effective date of the standard where we are required to consolidate a noncontrolling interest, we would report the noncontrolling interest’s equity as a component of our equity in our consolidated balance sheet and report the component of net income or loss and comprehensive income or loss attributable to the noncontrolling interest separately. While certain changes in ownership interests will be treated as equity transactions under the new standard, a gain or loss recognized upon loss of control of a subsidiary will be recognized in the consolidated statement of operations. This practice differs from our current policy of recognizing such gains or losses as a component of equity. In addition, the amount of gain or loss is measured using the fair value of the noncontrolling interest at the date control ceases. This also differs from current practice as the carrying amount of a retained interest currently is not remeasured.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for our quarterly reporting period ending March 31, 2009. We are in the process of evaluating the impact of this statement on the disclosures included in the notes to our consolidated financial statements.

Note 2.	Intangible Assets

Indefinite Lived Intangibles

	Balance December 31, 2007	Adjustments and Additions Related to Acquisitions and Other	Balance March 31, 2008
Goodwill	$1,144	$(1)	$1,143
FCC licenses	20,707	298	21,005
Trademarks	416	—	416

	$22,267	$297	$22,564

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. All goodwill has been allocated to the Wireless segment. In addition, we have also identified Federal Communications Commission, or FCC, licenses and our Sprint® and Boost Mobile® trademarks as indefinite lived intangible assets, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We cultivate and protect the use of our brands, such as Sprint and Boost Mobile. We have no legal, regulatory or contractual limitations associated with our trademarks.

We hold several kinds of FCC licenses to deploy our wireless services: 1.9 gigahertz, or GHz, personal communications services, or PCS, licenses utilized in our code division multiple access, or CDMA, network,

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

800 megahertz, or MHz, and 900 MHz licenses utilized in our integrated Digital Enhanced Network, or iDEN, network and 2.5 GHz licenses that we use for first generation wireless Internet access services, as well as backhaul for the CDMA network. We also hold 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. FCC licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. We are not aware of any technology being developed that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

During the fourth quarter 2007, we performed our preliminary annual goodwill analysis and tested other indefinite lived intangible assets for impairment. While the results of our indefinite lived intangible asset impairment analysis indicated that no impairment charge was necessary for those assets, the goodwill analysis indicated the net book value of our wireless reporting unit exceeded its fair value, and as a result, we recorded a non-cash goodwill impairment charge of $29.7 billion. We finalized our goodwill analysis during the first quarter 2008 and determined that $209 million of assets assigned to the wireless reporting unit should have been assigned to another reporting unit. Accordingly, the 2007 goodwill impairment charge has been adjusted to $29.5 billion. The 2007 net loss and loss per share is $29.4 billion and $10.24 as compared to the previously reported amounts of $29.6 billion and $10.31. The accompanying December 31, 2007 consolidated balance sheet reflects the immaterial adjustment to goodwill and accumulated deficit. This adjustment had no tax effect as goodwill is generally not separately deductible for tax purposes.

We also periodically review our remaining goodwill for indicators of impairment. We perform this review, in part, by deriving the estimated equity value of the wireless reporting unit, which we then compare to the net book value of the wireless reporting unit. Specifically, we reduce our stock price by the estimated fair value per share of our Wireline reporting unit and then add a control premium, as permitted by FASB guidance, to determine an estimate of the equity value of the wireless reporting unit. As of March 31, 2008, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. However, if an indicator of impairment were to exist, such as a significant decline in expected cash flows or if our adjusted stock price were to experience a sustained, significant decline as compared to the net book value per share of our wireless reporting unit, we would test our goodwill for impairment, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Definite Lived Intangibles

		March 31, 2008			December 31, 2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	2 to 5 years	$12,246	$(8,690)	$3,556	$12,246	$(8,043)	$4,203
Trademarks	10 years	900	(237)	663	900	(215)	685
Reacquired rights	9 to 14 years	1,268	(210)	1,058	1,268	(184)	1,084
Other	5 to 16 years	87	(23)	64	87	(21)	66

		$14,501	$(9,160)	$5,341	$14,501	$(8,463)	$6,038

	Remaining 2008	2009	2010	2011	2012
	(in millions)
Estimated amortization expense	$1,745	$1,559	$735	$249	$201

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the third-party affiliates, or PCS Affiliates, that provide wireless services under the Sprint brand name and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel® and Direct Connect® trademarks, which are also being amortized on a straight-line basis. We recorded aggregate amortization expense of $697 million for the first quarter 2008 and $913 million for the first quarter 2007.

Spectrum Reconfiguration Obligations

As discussed in note 9, costs incurred pursuant to the Report and Order that relate to the spectrum and infrastructure, when expended, are accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset, consistent with our accounting policies. The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2007	2008 Additions	Through March 31, 2008
	(in millions)
FCC licenses	$732	$139	$871
Property, plant and equipment	148	1	149
Costs not benefiting our infrastructure or spectrum positions	234	28	262

	$1,114	$168	$1,282

Excluded from the table above are estimated reconfiguration costs incurred to date that are included in property, plant and equipment on our consolidated balance sheet, which are based on allocations between reconfiguration activities and our normal network growth. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. Since we, the independent Transition Administrator, or TA, designated by the FCC and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these allocated network costs.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Long-Term Debt and Capital Lease Obligations

	Interest Rate	Maturities	Principal Balance December 31, 2007	Borrowings	Retirements, Repayments of Principal and Other	Principal Balance March 31, 2008
					(in millions)
Senior notes
Sprint Nextel Corporation	3.07 – 9.25%	2010 – 2022	$2,950	$—	$—	$2,950
Sprint Capital Corporation	6.13 – 8.75%	2008 – 2032	11,707	—	—	11,707
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	—	—	4,780
US Unwired, Inc.	10.00%	2012	235	—	—	235
Alamosa Delaware, Inc.	8.50%	2012	250	—	—	250
Variable interest entity	6.00%	2018	121	—	—	121
Convertible senior notes
Nextel Communications, Inc.	5.25%	2010	607	—	—	607
Credit facilities under Sprint Nextel Corporation
Bank credit facility	3.29%	2010	—	2,500	—	2,500
Export Development Canada	3.16%	2012	750	—	—	750
Commercial paper	3.82%	2010	379	681	(1,010)	50
Capital lease obligations and other	4.11 – 11.17%	2008 – 2019	106	—	(3)	103
Premiums, discounts and other fair value adjustments			245	—	19	264

			22,130	$3,181	$(994)	24,317

Less current portion			(1,661)			(1,330)

Long-term debt and capital lease obligations			$20,469			$22,987

As of March 31, 2008, Sprint Nextel Corporation, the parent corporation, had about $6.3 billion in principal of debt outstanding, including the credit facilities and commercial paper. In addition, about $17.7 billion in principal of our long-term debt had been issued by wholly-owned subsidiaries and is fully and unconditionally guaranteed by Sprint Nextel Corporation. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by our parent corporation. The transfer of cash in the form of advances from the subsidiaries to our parent corporation is generally not restricted.

Senior Notes

As of March 31, 2008, we had $20.7 billion of senior, convertible senior, and senior serial redeemable notes. Cash interest on these notes is payable semiannually in arrears. Most of our notes are redeemable at our discretion. We may choose to redeem some or all of these notes at the then applicable redemption price, plus accrued and unpaid interest. The $607 million in aggregate principal amount of our 5.25% notes due 2010 are convertible at any time prior to redemption, repurchase or maturity at the option of the holders into shares of our Series 1 common stock at an effective conversion price of $53.65 per share, plus $11.37 in cash for each $1,000 principal amount. As of March 31, 2008, senior notes also included $121 million of debt associated with a consolidated variable interest entity.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Facilities

In February 2008, we drew down $2.5 billion under our revolving bank credit facility to mitigate potential refinancing risk related to $1.25 billion in senior notes that mature in November 2008, as well as to enhance our financial flexibility in general. As of March 31, 2008, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the Report and Order, outstanding under our $6.0 billion revolving bank credit facility. As of March 31, 2008, we had $50 million of commercial paper outstanding (subsequently repaid on April 1, 2008) under our commercial paper program which commenced in April 2006. As a result of the February draw, the letters of credit, and the outstanding commercial paper, each of which directly reduces the availability of the revolving bank credit facility, we had about $800 million of borrowing capacity available under our revolving bank credit facility as of March 31, 2008. The FCC recently approved a request by the TA to reduce our letter of credit required by the Report and Order by $337 million. Accordingly, on May 8, 2008, the letter of credit was reduced to $2.2 billion. Refer to note 9 for more information.

In March 2007, we entered into a $750 million unsecured loan agreement with Export Development Canada. As of March 31, 2008, we had borrowed all $750 million available under this agreement and this loan will mature in March 2012. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate, or LIBOR, plus a spread that varies depending on our credit ratings. We may choose to prepay this loan, in whole or in part, at any time.

In 2006, we commenced a commercial paper program, which has reduced our borrowing costs by allowing us to issue short-term debt at lower rates than those available under our $6.0 billion revolving bank credit facility. The $2.0 billion program is backed by our revolving bank credit facility and reduces the amount we can borrow under the facility to the extent of the commercial paper outstanding. As of March 31, 2008, we had $50 million of commercial paper outstanding, included in the current maturities of long-term debt, with a weighted average interest rate of 3.82%. We repaid the amount outstanding under this program on April 1, 2008.

Covenants

As of March 31, 2008, we are in compliance with all restrictive and financial covenants associated with all of our borrowings.

Our credit facilities limit our total indebtedness and the indebtedness and liens of certain controlled subsidiaries. Specifically, the credit facilities require we maintain a ratio of total indebtedness to trailing four quarter earnings before interest, taxes, depreciation and amortization of no more than 3.5 to 1.0. As of March 31, 2008, the ratio was 2.9 to 1.0 as compared to 2.5 to 1.0 as of December 31, 2007. Our credit facilities also require that certain indebtedness and liens of our controlled subsidiaries (other than Nextel Communications and Sprint Capital) do not in the aggregate exceed 15% of our consolidated shareholders’ equity or about $3.3 billion as of March 31, 2008. As of March 31, 2008, the relevant controlled subsidiaries had about $500 million in debt and liens subject to this covenant. The maturity dates of the loans under our credit facilities may accelerate if we do not comply with these covenants. We are also obligated to repay the loans if certain change of control events occur.

The indentures that govern our outstanding senior notes also require that we comply with various covenants, including limitations on the incurrence of indebtedness and liens by us and our subsidiaries. A default under our credit facilities could trigger defaults under our other debt obligations, including our senior notes, which in turn could result in the maturities of certain debt obligations being accelerated.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note	4. Severance, Exit Costs and Asset Impairments

In the first quarter 2008, total severance, exit costs and asset impairment charges aggregated $231 million compared to $174 million for the first quarter 2007.

Severance and Exit Costs Activity

During the first quarter 2008, we recorded $219 million of severance and lease termination costs related to the separation of employees and continued organizational realignment initiatives; $171 million and $48 million of the related severance and lease termination costs were recorded to our Wireless and Wireline segments, respectively. In the first quarter 2007, we recorded $166 million in severance and lease termination costs related to our efforts to improve our cost structure; $134 million and $32 million of these costs were recorded to our Wireless and Wireline segments, respectively. We achieved our headcount reductions through a combination of involuntary and voluntary separation plans for both periods presented.

The following table provides an analysis of our severance and lease termination costs liability, exclusive of exit costs associated with business combinations.

		2008 Activity
	Balance December 31, 2007	Expense	Cash Payments and Other	Balance March 31, 2008
	(in millions)
Lease terminations	$95	$9	$(13)	$91
Severance	30	210	(43)	197

	$125	$219	$(56)	$288

In addition to the costs described above, we recorded asset impairments of $12 million in the first quarter 2008 compared to $8 million in the first quarter 2007, primarily attributable to the Wireless segment.

Note	5. Income Taxes

Effective Income Tax Rate

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate were as follows:

	Quarter Ended March 31,
	2008	2007
	(in millions)
Income tax benefit at the federal statutory rate	$285	$119
Effect of:
State income taxes, net of federal income tax effect	27	11
Other, net	(2)	(2)

Income tax benefit	$310	$128

Effective income tax rate	38.0%	37.8%

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of March 31, 2008, we

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maintained a total valuation allowance of about $725 million related to our deferred tax assets. This amount includes a valuation allowance of $477 million for the total tax benefits related to loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to state net operating loss and tax credit carryforwards.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during the first quarter 2008.

Note	6. Fair Value

We carry certain assets and liabilities at fair value with changes in fair value recognized in the consolidated financial statements each period. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing the consolidated financial statements. These assets and liabilities primarily include available-for-sale debt and equity securities accounted for pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, interest rate derivatives and stock warrants.

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, for all financial and nonfinancial assets and liabilities recognized at fair value in the financial statements on a recurring basis, which is defined as at minimum on an annual basis. The provisions of SFAS No. 157 will be applied to nonfinancial assets and liabilities that are recognized at fair value in the financial statements on a nonrecurring basis beginning January 1, 2009. Upon application of the remaining provisions of SFAS No. 157 on January 1, 2009, we will provide additional disclosures regarding our nonrecurring fair value measurements, including our annual impairment review of goodwill and indefinite lived intangible assets. We did not elect the fair value option under the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, for eligible financial assets and liabilities held on January 1, 2008. We will assess whether to elect the SFAS No. 159 fair value option for all eligible assets and liabilities acquired or modified on or after the adoption date.

SFAS No. 157 changed the definition of fair value, as defined by previous statements, to “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” Because this standard is considered from the perspective of a market participant, rather than an entity-specific measure, if market assumptions are not readily available we use our own assumptions to reflect those that market participants would use in pricing the asset or liability at the measurement date. Our valuation approaches in determining fair value include market, income and/or cost approaches.

SFAS No. 157 also established a hierarchy that classifies the inputs used to measure fair value. This hierarchy prioritizes the use of inputs used in valuation techniques into three levels based on observable and unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs, which require more judgment, are those inputs described above that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs. If the inputs used to measure fair value fall into different levels, we disclose the item based on the lowest level input that is significant to the fair value measure. We do not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy table presents information regarding our assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(2)	Balance March 31, 2008
	(in millions)
Marketable securities	$97	$—	$97
Other investments	64	—	64
Derivative instruments	—	35	35

	$161	$35	$196

(1)	Level 1—fair value based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Generally, Level 1 inputs reflect fair value and are not adjusted. Assets and liabilities utilizing Level 1inputs include most exchange-traded equity securities, certain exchange-traded debt securities, and most U.S. Government securities.
(2)	Level 2—fair value based on quoted prices in markets that are not active or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. It may be necessary to make adjustments to Level 2 inputs to account for illiquidity or any difference between the asset or liability to which the quote relates and the actual asset or liability being measured at fair value. Assets and liabilities valued utilizing Level 2 inputs include prices of exchange-traded debt and equity securities not actively traded and most derivative instruments.

Note 7.	Share-Based Compensation

Share-Based Payment Plans

As of March 31, 2008, we sponsored four equity incentive plans: the 2007 Omnibus Incentive Plan, or 2007 Plan; the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or MISOP; as well as our Employees Stock Purchase Plan, or ESPP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. On February 11, 2008, we made certain amendments to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

During the first quarter 2008, the number of shares available under the 2007 Plan increased by about 12 million, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expired, or otherwise terminated. As of March 31, 2008, about 195 million common shares were available under the 2007 Plan. As of March 31, 2008, awards to acquire about 71 million common shares were outstanding under the 1997 Program, awards to acquire about 45 million common shares were outstanding under the Nextel Plan, options to buy about 26 million common shares were outstanding under the MISOP, and the ESPP authorized about 18 million common shares for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available. Refer to note 11 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2007 for additional information regarding these plans.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

Pre-tax share-based compensation charges included in net loss from our share-based award plans was $75 million for the first quarter 2008 and $73 million for the first quarter 2007. The total income tax benefit recognized in the consolidated financial statements for share-based award compensation was $28 million for the first quarter 2008 and $28 million for the first quarter 2007.

As of March 31, 2008, there was $222 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 1.97 years. Cash received from exercise under all share-based payment arrangements was $24 million for the first quarter 2008 and $69 million for the first quarter 2007. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $510,000 for the first quarter 2008 and $2 million for the first quarter 2007.

Under our share-based payment plans, we had options, restricted stock units and nonvested shares outstanding as of March 31, 2008. Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for share-based awards using a 4% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. The risk-free rate used in 2007 and 2008 is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the options. The expected volatility used in 2007 and 2008 is the implied volatility from traded options on our common shares over a period that approximates the expected term of the options. The expected dividend yield used in 2007 and 2008 is estimated based on our historical dividend yields and other factors. The expected term of options granted in 2007 and 2008 is estimated using the average of the vesting date and the contractual term, as historical exercise behavior does not provide a reasonable basis for estimating the expected term due to significant changes in our business as well as in the terms of the stock options and type of employees that receive them. Options outstanding as of March 31, 2008 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan, and the MISOP, as discussed above.

	Quarter Ended March 31,
	2008	2007
Weighted average grant date fair value	$4.51	$6.28
Risk free interest rate	2.76%	4.46%
Expected volatility(1)	78.7%	26.6%
Weighted average expected volatility(1)	78.7%	26.6%
Expected dividend yield	0.00%	0.53%
Weighted average expected dividend yield	0.00%	0.53%
Expected term (years)	6	6
Options granted (millions)	7.0	13.3

(1)	Based on the implied volatility of exchange traded options, consistent with the guidance in SEC Staff Accounting Bulletin, or SAB, No. 107, Share-Based Payment.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the options under our option plans as of March 31, 2008, and changes during the quarter then ended is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2008	151	$23.71
Granted(1)	7	6.52
Exercised(2)	(1)	8.43
Forfeited/expired	(11)	26.00

Outstanding March 31, 2008	146	$22.87	5.27	$8

Vested or expected to vest at March 31, 2008	145	$22.95	5.24	$8

Exercisable at March 31, 2008	120	$24.37	4.48	$8

(1)	Options vest ratably over three years.
(2)	The total intrinsic value of options exercised was $3 million during the first quarter 2008 and $50 million during the first quarter 2007.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. A summary of the status of the restricted stock units as of March 31, 2008 and changes during the quarter then ended is presented below:

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required(1)	Future Service Required	Future Performance and Service Required(1)	Future Service Required
	(in thousands)
Outstanding January 1, 2008	5,876	5,644	$18.81	$21.29
Granted	—	4,375	—	6.52
Vested	—	(2,763)	—	23.69
Forfeited	(269)	(306)	18.78	20.42
Performance met(1)	—	—	—	—
Performance not met(1)	—	—	—	—

Outstanding March 31, 2008	5,607	6,950	$18.81	$11.24

(1)	We evaluate performance conditions for certain restricted stock units at the end of the performance period. Restricted stock units granted during the first quarter 2008 only have future service requirements.

The total fair value of restricted stock units vested was $26 million during the first quarter 2008 and $59 million during the first quarter 2007. The weighted-average grant date fair value of restricted stock units granted during the first quarter 2008 was $6.52 per unit, compared with $18.72 per unit for the same prior year period.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Most restricted stock units outstanding as of March 31, 2008 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to retained earnings (accumulated deficit) when paid.

Nonvested Shares

Nonvested shares outstanding as of March 31, 2008 consist of deferred shares granted under the Nextel Plan, as discussed above. The fair value of each nonvested share award is calculated using the share price at the date of grant. All nonvested shares outstanding as of March 31, 2008 will be vested in full by the end of 2008.

Note	8. Segments

We have two reportable segments: Wireless and Wireline. These segments are organized by products and services.

Our chief operating decision maker uses segment earnings as the primary measure to evaluate segment performance and make resource allocation decisions. Segment earnings is defined as wireless or wireline operating income before other segment expenses such as depreciation, amortization, severance, exit costs, asset impairments and other, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level.

Our Wireless segment includes revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless equipment. Through our Wireless segment, we, together with the remaining third-party PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands.

Our Wireline segment includes revenue from domestic and international wireline voice and data communication services and services to the cable multiple systems operators that resell our long distance service and/or use our back office systems and network assets in support of their telephone services provided over cable facilities.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions related to commercial services, pricing is set using market rates. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Quarter Ended March 31, 2008
Net operating revenues	$7,963	$1,373	$(2)	$9,334
Inter-segment revenues	—	257	(257)	—
Total segment operating expenses	(6,162)	(1,343)	180	(7,325)

Segment earnings	$1,801	$287	$(79)	2,009

Less:
Depreciation				(1,493)
Amortization				(697)
Severance, exit costs and asset impairments(2)				(231)
Merger and integration costs				(86)

Operating loss				(498)
Interest expense				(339)
Interest income and other				22

Loss before income taxes				$(815)

	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Quarter Ended March 31, 2007
Net operating revenues	$8,717	$1,375	$—	$10,092
Inter-segment revenues	2	223	(225)	—
Total segment operating expenses	(6,324)	(1,393)	208	(7,509)

Segment earnings	$2,395	$205	$(17)	2,583

Less:
Depreciation				(1,355)
Amortization				(913)
Severance, exit costs and asset impairments(2)				(174)
Merger and integration costs				(99)
Other expense(3)				(41)

Operating income				1
Interest expense				(367)
Interest income and other				27

Loss before income taxes				$(339)

Other Information	Wireless	Wireline	Corporate and Other(4)	Consolidated
	(in millions)
Capital expenditures for the quarter ended March 31, 2008	$1,075	$242	$353	$1,670
Capital expenditures for the quarter ended March 31, 2007	$1,582	$153	$78	$1,813

(1)	Inter-segment revenues consist primarily of commercial long distance services provided to the Wireless segment for resale to wireless customers.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	See note 4 for additional information on severance, exit costs and asset impairments.
(3)	Other expense includes a charge associated with legal contingencies and net costs associated with a planned exit of a non-core line of business.
(4)	Corporate, other and eliminations includes amounts related to the planned deployment of a next generation broadband wireless network. Operating expenses related to corporate assets are allocated to each segment.

Net operating revenues by service and products were as follows:

Quarter Ended March 31, 2008	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Wireless services	$7,123	$—	$—	$7,123
Wireless equipment	587	—	(2)	585
Voice	—	824	(201)	623
Data	—	267	(25)	242
Internet	—	496	(30)	466
Other	253	43	(1)	295

Total net operating revenues	$7,963	$1,630	$(259)	$9,334

Quarter Ended March 31, 2007	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Wireless services	$7,815	$—	$—	$7,815
Wireless equipment	645	—	—	645
Voice	—	898	(196)	702
Data	—	311	(21)	290
Internet	—	344	(8)	336
Other	259	45	—	304

Total net operating revenues	$8,719	$1,598	$(225)	$10,092

(1)	Revenues eliminated in consolidation consist primarily of commercial long distance services provided to the Wireless segment for resale to wireless customers.

Note	9. Commitments and Contingencies

Litigation, Claims and Assessments

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties now are proceeding with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to us, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We have reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to us, and the settlement is subject to approval by the Court.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. In February 2005, Nextel accepted the Report and Order, which was necessary before the order became effective, because the Report and Order required Nextel to undertake a number of obligations and accept modifications to its FCC licenses. We assumed these obligations when we merged with Nextel in August 2005.

The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, which the FCC is implementing through modifications to these licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Under the Report and Order, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band, but we are required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC. The Report and Order required the completion of the 800 MHz band reconfiguration within a 36-month period, ending June 26, 2008, with exceptions made with respect to markets that border Mexico and Canada. On May 9, 2008, the FCC issued the Canadian border plan which included a 30-month deadline for completion. We believe, based on our experiences to date, that the 800 MHz reconfiguration will not be completed within the applicable FCC designated time period due primarily to circumstances largely outside of our control.

As part of the reconfiguration process in most regions, we must cease using portions of the surrendered 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum. On September 11, 2007, the FCC issued a Third Memorandum Opinion and Order, or Third MO&O, in which the FCC ordered, among other things, that by June 26, 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum. Based upon reports filed by the 800 MHz TA, discussions with public safety licensees and waiver requests filed by licensees, we believe that a significant number of large public safety agencies will not be able to complete their reconfigurations by June 2008. In particular, over 500 licensees have filed waivers with the FCC seeking extensions of time beyond June 26, 2008 to complete their reconfigurations. As of April 30, 2008, only seven non-material waivers had been granted by the FCC. The FCC has

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also put into place the possibility of granting us a corresponding waiver that would allow us to stay on certain of our channels until such time as a particular public safety agency is ready to reconfigure its system. On May 1, 2008, we filed a waiver request to retain access to this spectrum. This request has not yet been granted and there is no assurance that the FCC will grant us the requested waiver. The granting of waivers could alleviate some of the spectrum constraints we may face as a result of the Third MO&O. The waiver process does not, however, allow for waivers to be granted for a significant portion of the other spectrum that we need in order to have sufficient capacity during individual reconfigurations with respect to which we are required to give up capacity for a period of time, which can be up to a year, while the licensee reconfigures its system and returns its prior spectrum to us for use.

Any sudden and significant decrease in network capacity that results from the requirements of the Third MO&O could adversely affect the performance of our iDEN network. To compensate, we could attempt to construct additional sites or acquire additional spectrum, to the extent possible. In those markets where these network investments are not possible, we may be required to curtail subscriber additions and/or incentivize certain existing subscribers of iDEN services to use PowerSource devices or move to our CDMA network until the capacity limitation can be alleviated, particularly if the replacement 800 MHz spectrum is not available for a length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. The loss of a significant number of subscribers could adversely affect our Wireless and consolidated results of operations.

We believe that the Third MO&O is not consistent with the terms of the Report and Order or our understanding of the reconfiguration process described in the Report and Order, which served as the basis under which Nextel consented to its terms. In addition, we believe that the process by which the Third MO&O was adopted was legally deficient in a number of respects. Accordingly, on October 12, 2007, we filed an appeal with the U.S. Court of Appeals for the D.C. Circuit. On May 2, 2008, the Court affirmed the FCC’s decision in the Third MO&O. While we are still evaluating the impact of this decision, we remain committed to identifying a resolution to this matter that balances achieving the goals of 800 MHz reconfiguration with meeting the mobile communications needs of our customers.

In addition, as part of the Report and Order, the reconfiguration of the 1.9 GHz band was required to be completed by September 7, 2007, which did not occur. On March 5, 2008, the FCC, in recognition of the complexities involved with the reconfiguration of the 1.9 GHz band, as well as the progress made to date, granted an extension of the 1.9 GHz relocation date until March 5, 2009. The FCC also left open the option of extending this waiver upon further consideration.

The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that, for purposes of calculating that payment amount, the value of the 1.9 GHz spectrum is about $4.9 billion and the aggregate value of the 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2.1 billion, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures of about $2.8 billion by us under the Report and Order. The FCC has designated the independent TA to monitor, facilitate and review our expenditures for 800 MHz band reconfiguration. A precise methodology for evaluating and confirming our internal network costs has not yet been established by the TA. Because the TA may not agree that all of the costs we submit as external and internal costs are appropriate or are subject to credit, we may incur certain costs as part of the reconfiguration process for which we will not receive credit against the potential payment to the U.S. Treasury.

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights received exceeds the total of (i) the value

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. If so, we will be required to pay the difference to the U.S. Treasury, as described above. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program through March 31, 2008, we have incurred approximately $1.3 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $2.7 billion and $3.4 billion. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC on May 9, 2008, and Mexican border region for which there is currently no approved border plan, and does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. As a result of the Court’s affirmation of the FCC’s decision in the Third MO&O, we currently anticipate that our apportioned network costs or other costs that we may incur to maintain our network, could be substantial and cause the total cost of reconfiguration to exceed $3.4 billion by an amount that could be material; however, the impact of the Court’s decision may be lessened if the FCC grants our waiver request to stay on certain channels for which public safety agencies have requested waivers. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit. We believe we now have sufficient information regarding the total cost of reconfiguring the incumbent users of the 800 MHz spectrum that would indicate that those costs are likely to be less than $2.5 billion. Accordingly, the TA has reviewed our forecasts and recommended to the FCC a $337 million reduction in the letter of credit based on costs incurred through December 31, 2007. On May 6, 2008, the FCC concurred with the TA’s request and, on May 8, 2008, the letter of credit was reduced to $2.2 billion.

Note	10. Subsequent Event

On May 7, 2008, we entered into a definitive agreement with Clearwire Corporation to combine our next-generation wireless broadband businesses to form a new independent company to be called Clearwire. In addition six independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc., Bright House Networks, and Trilogy Equity Partners, collectively agreed to invest $3.2 billion in the new Clearwire. The new Clearwire will be focused on expediting the deployment of the first nationwide mobile Worldwide Inter-Operability for Microwave Access, or WiMAX, network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. Upon completion of the proposed transaction, which we expect to occur in the fourth quarter of 2008, we will become the largest shareholder in the new Clearwire with approximately 51% of the equity ownership, with final determination of our ownership made based on trading price after close. If the transaction closes in 2008, we would expect to record a material gain on the transaction through equity on the consolidated balance sheet based on preliminary valuations due to the recording of our investment balance at an amount equal to approximately 51% of the new Clearwire’s net assets.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of March 31, 2008, the related consolidated statements of operations and cash flows for the quarters ended March 31, 2008 and 2007, and the related consolidated statement of shareholders’ equity for the quarter ended March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for the year then ended (not presented herein); and in our report dated February 29, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

McLean, Virginia

May 12, 2008

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

•

the impact of difficulties we may continue to encounter in connection with the integration of the pre-merger Sprint and Nextel businesses, and the integration of the businesses and assets of Nextel Partners, Inc. and the third-party affiliates, or PCS Affiliates, that provide wireless personal communications services, or PCS, under the Sprint® brand name, that we have acquired, including the risk that these difficulties may limit our ability to fully integrate the operations of these businesses and the risk that we will be unable to continue to retain key employees;

•

the uncertainties related to the implementation of our business strategies, investments in our networks, our systems, and other businesses, including current investments and additional investments that may be required in connection with the planned deployment of a next generation broadband wireless network;

•

the costs and business risks associated with providing new services and entering new geographic markets, including in connection with the planned deployment of a next generation broadband wireless network;

•	uncertainty regarding satisfaction of the conditions to completion of the transaction with Clearwire, including receipt of the necessary approvals and satisfaction of the other conditions to closing;

•	the impact of recent downgrades and potential further downgrades in the ratings afforded our debt securities by ratings agencies;

•	the impact of difficulties we may encounter in implementing actions designed to maintain compliance with our financial covenants, including the success of actions involving third parties;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us;

•

the impact of third parties not meeting our business requirements, including a significant adverse change in the ability or willingness to provide handset devices or infrastructure equipment for our code division multiple access, or CDMA, network, or Motorola, Inc’s ability or willingness to provide related handset devices, infrastructure equipment and software applications, or to develop new technologies or features, for our integrated Digital Enhanced Network, or iDEN, network;

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

•

one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•

other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission, or SEC, including in our annual report on Form 10-K for the year ended December 31, 2007 in Part I, Item 1A, “Risk Factors.”

The words “may,” “could,” “estimate,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “target,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

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

In December 2007, Daniel R. Hesse joined our company as President and Chief Executive Officer. Senior management is currently assessing our business model, associated sales, distribution and marketing plans and financial outlook. This process is still ongoing and, depending on the outcome, our operations, future capital requirements and the recoverability of our long-lived assets could be affected. As part of our overall business strategy, we regularly evaluate opportunities to strengthen our business and may at any time be discussing or negotiating a transaction that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations. As a result, the forward-looking information provided in this document is based only on the information currently available to our senior management.

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

The FCC regulates the licensing, operation, acquisition and sale of the licensed radio spectrum that is essential to our business. The FCC and state Public Utilities Commissions also regulate the provision of communications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to our business could impose significant additional costs on us either in the form of direct out-of-pocket costs or additional compliance obligations.

Business Segments

We have two reportable segments: Wireless and Wireline. See note 8 of the Notes to Consolidated Financial Statements for additional information on our segments.

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

Through our Wireless segment, we, together with the PCS Affiliates and resellers of our wholesale wireless services, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, providing wireless coverage in 364 metropolitan markets, including 345 of the 349 largest U.S. metropolitan areas, and serving about 53 million wireless subscribers as of March 31, 2008. We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in numerous countries. Our CDMA network utilizes high-speed evolution data optimized, or EV-DO, technology to provide high-speed data applications. We have incorporated EV-DO Rev. A, the most recent version of EV-DO technology that is designed to support a variety of internet protocol, or IP, video and high performance walkie-talkie applications, into over 84% of our CDMA network.

We offer a wide array of wireless mobile telephone and data transmission services and features in a variety of pricing plans, typically on a contract basis, for one or two year periods. Services are billed on a monthly basis according to the applicable pricing plan, which typically includes a fixed charge for certain services and variable charges for other services. We also offer wireless services that focus on the youth market, including our Boost Mobile prepaid wireless service on our iDEN network and our Boost UnlimitedSM local calling wireless service on our CDMA network. We also offer wholesale CDMA-based wireless services to resellers, commonly known as mobile virtual network operators, or MVNOs, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of subscriber acquisition, billing and customer service. In light of current industry conditions, it is possible that our MVNOs may reevaluate their long-term business strategies.

We offer a broad portfolio of data services across our CDMA network, including data messaging, photo and video offerings, entertainment and location-based applications, marketed as Power VisionSM, and mobile broadband applications for laptops and other devices.

On our iDEN network, we continue to support features and services designed to meet the needs of our customers. Both the Nextel and prepaid Boost Mobile brands feature our industry-leading walkie-talkie services, which give subscribers the ability to communicate instantly across the continental United States and to and from Hawaii and, through agreements with other iDEN providers, to and from select markets in Canada, Latin America and Mexico, as well as a variety of digital wireless mobile telephone and wireless data transmission services. We offer some data services on the iDEN network, but that network does not support a full complement of data services and many of those services are available only with limited capabilities. In addition, we are also improving our product and service offerings on our iDEN network, including the introduction of several new handsets throughout 2008.

We plan to utilize QUALCOMM Incorporated’s QChat® technology, which is designed to provide high performance walkie-talkie services on our CDMA network, and we are designing interfaces to provide for interoperability of walkie-talkie services on our CDMA and iDEN networks. In April 2008, we launched commercial service of QChat in three markets. We plan to launch commercial service in additional markets in the near future with a broader launch planned by year end. We expect that the successful launch of QChat devices will replace the PowerSource™ devices, which operate seamlessly between our CDMA and iDEN networks. For information regarding a dispute involving the intellectual property rights of QUALCOMM that relate to QChat, see Item 1A. “Risk Factors—The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others” in our annual report on Form 10-K for the year ended December 31, 2007.

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

Below is a table showing (a) net additions (losses) for each quarter beginning with the first quarter 2007 of direct subscribers for our iDEN and CDMA networks, excluding subscribers obtained through business combinations, existing subscribers who have migrated between networks and indirect subscribers of MVNOs and PCS Affiliates, (b) our total iDEN and CDMA post-paid subscribers as of the end of each quarterly period, and (c) our average rates of monthly post-paid and prepaid customer churn.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Net additions (losses) (in thousands)
Post-paid
iDEN	(744)	(662)	(700)	(686)	(684)
CDMA	524	678	363	3	(386)

Total	(220)	16	(337)	(683)	(1,070)

Boost Mobile-branded service:
iDEN-based prepaid	272	70	(57)	(202)	(543)
CDMA-based unlimited local calling plan	3	99	124	257	343

Total	275	169	67	55	(200)

End of period subscribers (in thousands)
iDEN post-paid	16,535	15,472	14,355	13,246	12,179
CDMA post-paid(1)	25,050	26,129	27,079	27,505	27,502

Total	41,585	41,601	41,434	40,751	39,681

Boost Mobile prepaid	4,284	4,354	4,297	4,095	3,552
Boost Mobile unlimited local calling plan	3	102	226	483	826

Total	4,287	4,456	4,523	4,578	4,378

Monthly customer churn rate
Direct post-paid(2)	2.3%	2.0%	2.3%	2.3%	2.45%
Direct prepaid	7.0%	6.8%	6.2%	7.5%	9.9%

(1)	Includes subscribers with PowerSource devices.
(2)	During the third quarter 2007, we implemented an additional churn rule to remove the impact of activations and deactivations occurring within 30 days in the same account. The new rule, which we believe presents a more precise churn calculation, reduced churn by 10 basis points to 2.3% in the third quarter 2007. The additional churn rule did not impact reported net additions or results of operations. Prior period churn figures have not been adjusted for this additional churn rule.

Throughout 2007 and in the first quarter 2008, we endeavored to retain subscribers and attract new subscribers by continuing our focus on improving our customer care and sales and distribution functions and endeavoring to improve our customers’ experience. In addition, on February 28, 2008 we launched a new rate plan, known as “Simply Everything,” which offers customers unlimited domestic talking, web surfing, emailing, direct connect, domestic texting, video and picture sharing for $99.99 per month. We also broadened our handset portfolio primarily through the introduction of new CDMA handsets, and lowered the price of certain iDEN handsets.

Despite our efforts, we lost 386,000 net post-paid subscribers on the CDMA network and 684,000 net post-paid subscribers on the iDEN network during the first quarter 2008. The subscriber losses were due in part to a decline in new post-paid subscribers caused primarily by increased advertising and promotions by our competitors compared to ours and a maturing wireless telecommunications market. In addition, customer sentiment regarding our networks, customer care and recent adjustments to our credit policies have contributed to the decline in the number of new subscribers. We continually monitor and adjust our credit policies in an effort to attract desirable and profitable customers, including our lower credit quality customers.

Our ratio of subscribers with a prime credit rating to those with a subprime credit rating has slightly improved from the first quarter 2007. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of subscriber trends.

We calculate churn by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For accounts comprised of multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Post-paid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where we terminate the customer’s service due to a lack of payment or other reasons. Post-paid churn increased in the first quarter 2008 as compared to the fourth quarter 2007 primarily due to an increase in post-paid churn on our CDMA platform. Voluntary churn on both networks has been adversely impacted by customer sentiment related to the network and the customer care experience as well as competitors’ offerings. In recent periods, voluntary churn on the iDEN network has also been adversely impacted by limited handset offerings, at higher than market prices. Our overall 2008 post-paid churn remains high relative to that of our competitors for the reasons discussed above. Prepaid churn related to traditional prepaid users also increased in the first quarter 2008 due to the elimination of certain retention efforts and more aggressive prepaid marketing by other national carriers. The churn rate for Boost Unlimited users improved modestly from the fourth quarter 2007. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of subscriber trends.

Average Revenue per Subscriber

Below is a table showing our average revenue per post-paid and prepaid subscriber for each quarter beginning with the first quarter 2007.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008
Average monthly service revenue per user
Direct post-paid	$59	$60	$59	$58	$56
Direct prepaid	$32	$31	$30	$28	$29

Average monthly service revenue per subscriber for the quarter is calculated by dividing our quarterly service revenue by the sum of our average number of subscribers for each month in the quarter. Changes in average monthly post-paid service revenue are due to changes in the rate plans we offer and usage of our service and applications by subscribers. The decline in our average monthly voice revenue is primarily due to the loss of subscribers with higher priced service plans, while new subscribers have lower priced service plans and existing subscribers are migrating to lower priced, volume based or bundled pricing plans such as family add-on plans. Our average monthly service revenue is also impacted by service credits that we offer our customers, which have increased recently as part of our retention efforts. In addition to our standard voice plans, we offer data plans or add on plans that provide our customers offerings such as short message service, or SMS, connection cards and our Sprint Vision and Power Vision service plans. As these products and services are becoming increasingly popular with our customers, the decline in the average voice revenue per subscriber is being partially offset by an increase in the average data revenue per post-paid subscriber. There is no assurance that data service revenue per subscriber will continue to grow at current rates or eventually offset the declines in voice revenue.

Segment Earnings

Wireless segment earnings is primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our customers include the net cost at which we sell our handsets, referred to as handset subsidies, as well as the marketing and sales costs incurred to attract those customers. Network costs primarily represent switch and cell site costs and interconnection costs generally consist of per-minute use fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization, back office support and bad debt expense. Wireless service revenue, costs to acquire subscribers, and network and interconnection costs are generally variable in nature and fluctuate with the growth in our subscriber base, but certain elements are fixed.

Legislative and Regulatory Developments

800 Megahertz Spectrum Reconfiguration

Under the FCC’s Report and Order, we are required to complete a reconfiguration plan that is designed to eliminate interference with public safety operators in the 800 MHz spectrum band through a spectrum reallocation that will result in more efficient use of 800 MHz spectrum. For a more detailed discussion of the Report and Order and its impact on us, refer to Item 1. “Business–Legislative and Regulatory Developments—Regulations and Wireless Operations—800 MHz Band Spectrum Reconfiguration” in our annual report on Form 10-K for the year ended December 31, 2007.

The Report and Order implemented rules to reconfigure spectrum in the 800 MHz band in a 36-month phased transition process. We surrendered certain portions of our holdings in the 800 MHz spectrum band and are obligated to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. As part of this process, in most markets, we must cease using portions of 800 MHz spectrum during the reconfiguration before we are able to commence use of replacement 800 MHz spectrum. Based on the terms of the Report and Order and subsequent FCC and 800 MHz Transition Administrator, or TA, actions, we have been planning and implementing spectrum exchanges with each affected public safety agency based upon that agency’s plan to complete the reconfiguration process, thereby limiting the time from when we cease using the surrendered spectrum and when the replacement spectrum is available for our use. In September 2007, the FCC issued an order, the Third Memorandum Opinion and Order, or Third MO&O, that, among other things, requires that by June 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee is not ready to relocate to the vacated spectrum, which could result in a sudden and significant decrease in network capacity, which in turn would adversely affect the performance of our iDEN network. We appealed this order in the U.S. Court of Appeals for the D.C. Circuit. On May 2, 2008, the Court affirmed the FCC’s decision in the Third MO&O. While we are still evaluating the impact of this decision, we remain committed to identifying a resolution to this matter that balances achieving the goals of 800 MHz reconfiguration with meeting the mobile communications needs of our customers.

If this order is not overturned or modified, we could attempt to construct additional sites or acquire additional spectrum, to the extent possible. In those markets where these network investments are not possible, we may be required to curtail subscriber additions and/or incentivize certain existing subscribers of iDEN services to use PowerSource devices or move to our CDMA network until the capacity limitation can be alleviated, particularly if the replacement 800 MHz spectrum is not available for an extended length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. The loss of a significant number of subscribers could adversely affect our results of operations.

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights we received exceeds the total of (i) the value of spectrum rights that we surrendered and (ii) certain qualifying costs. If so, we will be required to pay the difference to the U.S. Treasury. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program and through March 31, 2008, we have incurred approximately $1.3 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $2.7 and $3.4 billion. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC on May 9, 2008, and Mexican border region for which there is currently no approved border plan, and does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 gigahertz, or GHz, spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. As a result of the Court’s affirmation of the FCC’s decision in the Third MO&O, we currently anticipate that our apportioned network costs or other costs that we may incur to maintain our network, could be substantial and cause the total cost of reconfiguration to exceed $3.4 billion by an amount that could be material; however, the impact of the Court’s decision may be lessened if the FCC grants our waiver request to stay on certain channels for which public safety agencies have requested waivers. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit. We believe we now have sufficient information regarding the total cost of reconfiguring the incumbent users of the 800 MHz spectrum that would indicate that those costs are likely to be less than $2.5 billion. Accordingly, the TA has reviewed our forecasts and recommended to the FCC a $337 million reduction in the letter of credit based on costs incurred through December 31, 2007. On May 6, 2008, the FCC concurred with the TA’s request and, on May 8, 2008, the letter of credit was reduced to $2.2 billion.

911 Services

In September 2007, the FCC adopted an order that changes the method by which wireless carriers measure compliance with accuracy requirements for locating 911 callers. Under the order, accuracy must be measured against each of the more than 6,000 public safety answering point boundaries rather than an average of system performance over a national network. Implementation of this measurement method, which is required over a five-year period, could result in significant costs to us and could subject us to penalties if we do not comply with these new rules. We are evaluating the feasibility of implementing this measurement method, many aspects of which may not be feasible technically, and we are working with the wireless industry to consider an appropriate response, particularly if implementation continues to appear to be technically infeasible. On March 25, 2008, the U.S. Court of Appeals for the D.C. Circuit granted our requested stay of the effectiveness of the FCC’s order pending judicial review. Refer to Item 1. “Business—Legislative and Regulatory Development—Regulation and Wireless Operations” in our Form 10-K for the year ended December 31, 2007 for additional information.

Wireline

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols, such as multi-protocol label switching, or MPLS, technologies, IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. We also provide services to the cable multiple system operators, or MSOs, that resell our long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

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

WiMAX Initiative

On May 7, 2008, we entered into a definitive agreement with Clearwire Corporation to combine our next generation wireless broadband businesses to form a new wireless communications company to be called Clearwire. In addition six independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc., Bright House Networks and Trilogy Equity Partners, have agreed to invest $3.2 billion in the new Clearwire. The new Clearwire will be focused on expediting the deployment of the first nationwide mobile Worldwide Inter-Operability for Microwave Access, or WiMAX, network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. Upon completion of the proposed transaction, which we expect to occur in the fourth quarter of 2008, we will become the largest shareholder in the new Clearwire with approximately 51% of the equity ownership, with final determination of our ownership made based on trading price after close.

Our first quarter 2008 operating expenses related to our next-generation wireless broadband business totaled $83 million and capital investment totaled $236 million. We plan to reduce our spending, relative to the first quarter results, on our next-generation wireless broadband business prior to our closing the agreement.

Results of Operations

We present consolidated information as well as separate supplemental financial information for our two reportable segments, Wireless and Wireline. The disaggregated financial results for our two reportable segments have been prepared in a manner that is consistent with the basis and manner in which our chief operating decision maker evaluates segment performance and makes resource allocation decisions. Consequently, segment earnings is defined as wireless or wireline operating income before other segment expenses, such as depreciation, amortization, severance, exit costs, asset impairments and other, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities, certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding, and other integration costs. See note 8 of the Notes to Consolidated Financial Statements for additional information on our segments. For reconciliations of segment earnings to the closest generally accepted accounting principles measure, operating income, see tables set forth in “— Wireless” and “— Wireline” below. We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Consolidated

	Quarter Ended March 31,
	2008	2007
	(in millions)
Net operating revenues	$9,334	$10,092
Net loss	(505)	(211)

Net operating revenues decreased 8% in the first quarter 2008 as compared to the first quarter 2007, reflecting the continuing decline in revenues from our Wireless segment, due to continuing declines in the average revenue per subscriber and the decrease in the number of wireless subscribers. For additional information, see “—Segment Results of Operations” below.

In the first quarter 2008, we incurred a net loss of $505 million compared to a net loss of $211 million in the first quarter 2007, primarily due to a decline in our Wireless segment earnings due to the reasons stated above. For additional information, see “—Segment Results of Operations” and “—Consolidated Information” below.

Presented below are results of operations for our Wireless and Wireline segments, followed by a discussion of results of operations of consolidated information.

Segment Results of Operations

Wireless

	Quarter Ended March 31,
Wireless	2008	2007	Change
	(dollars in millions)
Service	$7,123	$7,815	(9)%
Wholesale, affiliate and other	253	259	(2)%

Total services revenue	7,376	8,074	(9)%
Cost of services	(2,114)	(2,110)	0%

Service gross margin	$5,262	$5,964	(12)%

Service gross margin percentage	71%	74%
Equipment revenue	$587	$645	(9)%
Cost of products	(1,265)	(1,381)	(8)%

Equipment net subsidy	$(678)	$(736)	(8)%

Equipment net subsidy percentage	(116)%	(114)%
Selling, general and administrative expense(1)	$(2,783)	$(2,833)	(2)%
Wireless segment earnings	1,801	2,395	(25)%
Merger and integration expenses(1)	(66)	(59)	12%
Severance, exit costs, and asset impairments and other, net(2)	(189)	(159)	19%
Depreciation(2)	(1,358)	(1,229)	10%
Amortization(2)	(696)	(913)	(24)%
Wireless operating income (loss)	(508)	35	NM

NM—Not Meaningful

(1)	Merger and integration expenses are discussed in the Consolidated Information section. These amounts include $59 million for the quarter ended March 31, 2007 which has been reclassified from the Corporate segment as these expenses are solely and directly attributable to the Wireless segment.
(2)	Severance, exit costs, asset impairments, depreciation and amortization are discussed in the Consolidated Information section.

Service Revenue

Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees, net of service credits. Service revenue totaled $7.1 billion for the quarter ended March 31, 2008 and $7.8 billion for the quarter ended March 31, 2007.

The following is the summary of our average subscribers and average revenue per subscriber for the quarters ended March 31, 2008 and 2007. A summary of changes in net additions to subscribers and average monthly revenue per subscriber since the first quarter 2007 may be found on pages 28 and 29.

	Quarter Ended March 31,
	2008	2007	Change
Average post-paid subscribers(1)	40,167	41,637	(1,470)
Average prepaid subscribers	4,452	4,111	341
Average monthly service revenue per user:
Direct post-paid	$56	$59	$(3)
Direct prepaid	29	32	(3)
Average direct post and prepaid	53	57	(4)

(1)	Average subscribers represent the average number of direct subscribers included in our customer base during the period, net of deactivated subscribers.

Service revenue decreased 9% in the first quarter 2008 as compared to the first quarter 2007 primarily due to a decrease of approximately $680 million in service revenue from direct post-paid subscribers. This decrease is due primarily to a decline in average monthly service revenue per post-paid user and a decrease in the average number of direct post-paid subscribers.

The average monthly service revenue per post-paid subscriber decreased in the first quarter 2008 compared to the first quarter 2007 primarily due to declines in voice revenue per subscriber. This decline is principally due to the loss of subscribers with higher priced service plans, while new subscribers have lower priced service plans and existing subscribers are migrating to lower priced, volume based, or bundled pricing plans such as family add-on plans. Our average monthly service revenue is also impacted by service credits that we offer our customers, which have increased recently as part of our customer retention efforts. This decline in the average voice revenue per subscriber is partially offset by an increase in the average data revenue per post-paid subscriber, which is attributable to our CDMA-based data offerings such as short message service, or SMS, connection cards and our Sprint Vision and Power Vision service plans. See discussion of service revenue in “—Wireless Segment Earnings” below.

We continue to experience a decline in iDEN subscribers in addition to the over 380,000 subscribers that transferred to the CDMA network during the first quarter 2008. Additionally, in recent quarters, we have experienced a decrease in CDMA post-paid subscribers. The subscriber declines were due in part to a decrease in new post-paid subscribers caused primarily by increased advertising and promotions by our competitors relative to ours and a maturing wireless telecommunications market. In addition, customer sentiment regarding our networks, customer care and recent adjustments to our credit policies have contributed to the decline in the number of new subscribers. However, we believe that new subscribers are attracted to our differentiated products and services, particularly CDMA-based data-related services, including those available under our Sprint Power Vision service plans, and other non-voice services. These products and services include data cards, downloading music, global positioning satellite, or GPS, enabled navigation services, instant messaging and emails, sending and receiving pictures, playing on-line games, browsing the Internet wirelessly, and with our PowerSource handsets, using CDMA-based voice and data applications and our iDEN-based walkie-talkie applications. See subscriber trends discussed in “—Wireless Segment Earnings” below.

Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenue consists primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers and net revenues retained from wireless subscribers residing in PCS Affiliate territories. Wholesale, affiliate and other revenue remained relatively flat compared to the first quarter 2007, despite increases in our wholesale operators’ subscribers, due to a decline in average monthly service revenue per wholesale user and a decline in the usage by those wholesale subscribers. In the first quarter 2008, wholesale subscriber additions were 167,000, resulting in about 7.8 million subscribers at quarter end, compared to about 6.8 million subscribers at March 31, 2007.

Cost of Services

Cost of services consists primarily of:

•

costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with our network engineering employees and spectrum frequency leasing costs;

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

•	long distance costs paid to Wireline;

•	costs to service and repair handsets and activate service for new subscribers;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as ringers, games, music, TV and navigation services by our customers.

Cost of services increased less than 1% in the first quarter 2008 compared to the first quarter 2007, primarily reflecting increased costs relating to the expansion of our network and increased data roaming outside of our networks, offset by lower service and repair costs.

Service gross margin declined 12% in the first quarter 2008 to 71% as cost of services remained relatively flat despite declines in service revenue due to the reasons described above.

Subsidy

We recognize equipment revenue and corresponding costs of handsets and accessories when title to the handset or accessory passes to the dealer or end-user customer. Our marketing plans assume that handsets typically will be sold at prices below our cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to customers such as offering new handsets at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, we reduce the cost of handsets by any rebates that we earn from the supplier. Cost of handsets and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. Equipment costs in excess of the revenues generated from equipment sales (referred to in our industry as subsidy) as a percentage of equipment revenues increased to 116% in the first quarter 2008 from 114% in the first quarter 2007, primarily due to:

•

a 9% decrease in equipment revenue, primarily due to a decrease in the number of handsets sold, as well as an increase in handset returns, partially offset by an increase in the average sales price of the devices, partially offset by

•

an 8% decrease in the cost of handsets and accessories primarily due to a decrease in the number of handset sold, partially offset by an increase in the average cost per handset sold as we continue to sell higher priced units with more functionality.

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

Sales and marketing expense decreased 10% in the first quarter 2008 from the first quarter 2007, primarily due to the decline in gross subscriber additions and a decline in advertising expense, which was higher in the first quarter 2007 as we focused our attention on promoting our brand in an effort to attract new subscribers. In addition, we have lower employee related costs due to our first quarter 2007 workforce reduction and store closings.

General and administrative costs increased 5% in the first quarter 2008 from the first quarter 2007, primarily due to increases in customer care costs, reflecting higher call volumes and additional customer care representatives, and increases in bad debt expense. These costs were partially offset by decreases in employee related costs.

Bad debt expense increased $52 million in the first quarter 2008 to $246 million. The increase was primarily the result of an increase in the number of accounts written off and higher average write-offs per account. Increases in the average write-offs per account can be attributed to a higher number of subscribers per account, increased incidence of overages, higher fees for data services, increased credit extended in prior quarters, as well as current economic conditions.

Wireless Segment Earnings

Wireless segment earnings decreased $594 million or 25% in the first quarter 2008 from the first quarter 2007 primarily due to declines in service revenue.

Based on information currently available to management, we expect to experience continued downward pressure on Wireless segment earnings over the next few quarters. Specifically, we expect service revenue to continue to decline in the near term due to expected declines in the number of subscribers, as well as a decline in our average monthly service revenue per user as growth from our data services is expected to only partially offset declines in voice services. We have recently lowered the prices of certain handset devices and continue to make targeted investments to improve churn, which may cause an increase in our equipment net subsidy, which could increase the overall cost to acquire and retain subscribers. Although management has implemented a program designed to decrease our cost structure by reducing our workforce, decreasing the number of external contractors and eliminating poor performing distribution points, we do not expect that these cost reductions will offset the expected service revenue declines and increases in net equipment subsidy described above.

Wireline

	Quarter Ended March 31,
Wireline	2008	2007	Change
	(dollars in millions)
Voice	$824	$898	(8)%
Data	267	311	(14)%
Internet	496	344	44%
Other	43	45	(4)%

Total net services revenue	1,630	1,598	2%
Cost of services and products	(1,084)	(1,123)	(3)%

Service gross margin	$546	$475	15%

Service gross margin percentage	33%	30%
Selling, general and administrative expense	$(259)	$(270)	(4)%
Wireline segment earnings	287	205	40%
Severance, exit costs, asset impairments and other(1)	(41)	(55)	(25)%
Depreciation and amortization(1)	(131)	(127)	3%
Wireline operating income	115	23	NM

NM—Not Meaningful

(1)	Severance, exit costs, asset impairments, depreciation and amortization are discussed in the Consolidated Information section. Other expense includes charges associated with legal contingencies.

Voice Revenue

Voice revenue decreased 8% in the first quarter 2008 as compared to the first quarter 2007, primarily as a result of a decrease in our customer base and continued price declines. This decrease was partially offset by improved credits and adjustments.

Our retail business experienced a 13% decrease in voice revenue from the first quarter 2007, primarily due to lower prices and volumes.

Voice revenue related to our wholesale business decreased 9% from the first quarter 2007, primarily due to volume declines.

Voice revenue generated from the provision of services to Wireless represented 25% of total voice revenue for the first quarter 2008 as compared to 22% for the first quarter 2007.

Data Revenue

Data revenue reflects sales of legacy data services, including ATM, frame relay and managed network services. Data revenue decreased 14% for the first quarter 2008 as compared to the first quarter 2007, primarily due to customer migrations to IP-based technologies. These declines were partially offset by growth in managed network services.

Internet Revenue

Internet revenue reflects sales of IP-based data services, including MPLS. Internet revenue increased 44% in the first quarter 2008 as compared to the first quarter 2007. The increase was due to higher dedicated IP revenue as business customers increasingly migrate to MPLS services, as well as revenue growth in our cable voice over IP, or VoIP, business, which experienced a 64% increase in the first quarter 2008, as compared to the first quarter 2007.

Other Revenue

Other revenue, which primarily consists of customer premises equipment, decreased 4% in the first quarter 2008 as compared to the first quarter 2007, as a result of fewer projects.

Cost of Services and Products

Cost of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks and costs of equipment. Cost of services and products decreased 3% in the first quarter 2008 from the first quarter 2007 due to improved access cost rates and declining voice and data volumes, partially offset by increased volumes in the cable VoIP business. Network cost decreased due to lower rent expense and headcount reductions.

Service gross margin increased from 30% in the first quarter 2007 to 33% in the first quarter 2008, primarily as a result of the increase in net service revenue and decrease in cost of services and products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 4% in the first quarter 2008, as compared to the first quarter 2007. The decline was primarily due to headcount reductions and decreased customer care expenses due to a smaller customer base. These declines were partially offset by increases in costs associated with cable VoIP support in the first quarter 2008.

Wireline Segment Earnings

Wireline segment earnings increased $82 million or 40% in the first quarter 2008 from first quarter 2007 primarily due to a decrease in credits and adjustments and a decrease in cost of services and products. An increase in internet revenue, generally reflecting new customers, was offset by decreases in voice and data revenue.

Based on information currently available to management, we expect to experience a decline in Wireline segment earnings in the second quarter principally due to an expected decline in voice revenue due to lower pricing on commercial contracts and continued pressure in the long distance market, partially offset by growth in internet revenue. In addition, increased competition and the excess capacity resulting from new technologies and networks may result in further price reductions. See “—Forward-Looking Statements.”

Consolidated Information

	Quarter Ended March 31,
	2008	2007	Change
	(in millions)
Selling, general and administrative expense	$(3,188)	$(3,259)	(2)%
Severance, exit costs and asset impairments	(231)	(174)	33%
Depreciation	(1,493)	(1,355)	10%
Amortization	(697)	(913)	(24)%
Interest expense	(339)	(367)	(8)%
Interest income and other	22	27	(19)%
Income tax benefit	310	128	142%
Net loss	(505)	(211)	139%

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to the Wireless segment were $2.8 billion in the first quarter 2008 and $2.8 billion in the first quarter 2007. The selling, general and administrative expenses related to the Wireline segment were $259 million in the first quarter 2008 and $270 million in the first quarter 2007.

In addition to the selling, general and administrative expenses discussed in the segment earnings discussions, we incurred corporate general and administrative expenses of $99 million in the first quarter 2008 and $56 million in the first quarter 2007, including corporate merger and integration costs of $20 million in the first quarter 2008 and $40 million in the first quarter 2007 as discussed in “—Merger and Integration Expenses” below. Also included in corporate general and administrative expenses are $76 million of expenses related to the planned deployment of a next generation broadband wireless network incurred in the first quarter 2008 and $16 million incurred in the first quarter 2007.

Merger and Integration Expenses

We incurred $86 million of merger and integration expenses in the first quarter 2008 and $99 million in the first quarter 2007 of which $66 million and $59 million, respectively, are included in our Wireless segment as the expenses are solely and directly attributable to that segment. These expenses are generally classified as selling, general and administrative and cost of products as appropriate on our consolidated statement of operations. Merger and integration expenses that are not solely and directly attributable to the Wireless segment are included in our Corporate segment and are classified as selling, general and administrative expenses. Merger and integration expense decreased in the first quarter 2008 compared to first quarter 2007 primarily due to declines in employee and consulting costs.

Severance, Exit Costs and Asset Impairments

In the first quarter 2008, we had severance, exit costs and asset impairments of $231 million compared to $174 million for the first quarter 2007.

We recorded severance and exit costs of $219 million in the first quarter 2008 related to the separation of employees and continued organizational realignment initiatives. In the first quarter 2007, we recorded $166 million related to the separation of employees and lease exit costs related to our efforts to improve our cost structure through our planned workforce reduction. We also recorded asset impairments of $12 million in the first quarter 2008 compared to $8 million in the first quarter 2007.

Depreciation and Amortization Expense

Depreciation expense increased 10% in the first quarter 2008 from the first quarter 2007, primarily due to increases to our in service network assets. This increase was partially offset by depreciation rate and life changes, mainly to our CDMA network, resulting from our annual depreciation study. Before considering the impact of assets placed into service in 2008, these rate and life changes are expected to reduce annual depreciation expense by about $135 million. The revised rate and life changes reduced first quarter 2008 depreciation expense by about $25 million with respect to Wireless network assets and about $10 million with respect to Wireline network assets. These rate changes are primarily related to certain assets becoming fully depreciated and net changes in service lives of certain assets.

Amortization expense decreased $216 million in the first quarter 2008 from the first quarter 2007, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. See note 2 to the Notes to Consolidated Financial Statements for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense decreased $28 million in the first quarter 2008 as compared to the first quarter 2007, due to the reduction in the effective interest rates on our long-term debt, partially offset by the increase in the average long-term debt balance related to the draw down of $2.5 billion under the revolving bank credit facility in February 2008. The effective interest rate on our average long-term debt balance of $23.0 billion in the first quarter 2008 was 6.6%. The effective interest rate on our average long-term debt balance of $21.6 billion in the first quarter 2007 was 7.0%. The effective interest rate includes the effect of interest rate swap agreements. As of March 31, 2008, the average floating rate of interest on the interest rate swaps was 6.6%, while the weighted average coupon on the underlying debt was 7.2%. See “— Liquidity and Capital Resources” for more information on our financing activities.

Interest Income and Other

Interest income includes dividends received from certain investments in equity securities and interest earned on marketable debt securities and cash equivalents. In the first quarter 2008, interest income and other decreased 19% as compared to the first quarter 2007 primarily due to a decrease in the average commercial paper held and also due to a decrease in interest rates.

Other includes equity in earnings of unconsolidated investees, which remained flat compared to the first quarter 2007.

Income Tax Benefit

Our consolidated effective tax rate was a 38.0% and 37.8% benefit for the first quarters 2008 and 2007, respectively, due to net losses. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes can be found in note 5 of the Notes to Consolidated Financial Statements.

Net Loss

We recorded a $505 million and a $211 million net loss in the first quarters 2008 and 2007, respectively. Our first quarter 2008 net loss was primarily due to declines in our Wireless segment revenue, while the first quarter 2007 net loss was principally due to increases in our Wireless segment operating expenses, including an increase in severance costs related to workforce reductions.

We expect downward pressure on our consolidated results of operations in the near term caused principally by the expected decline in Wireless segment earnings discussed above. See “—Forward-Looking Statements.”

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, directory assistance, and operator-assisted calling and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each bill cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Subscriber revenue earned but not billed represented about 11.9% of our accounts receivable balance as of March 31, 2008.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to large wireless and wireline customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, estimated proceeds from future bad debt sales, and other qualitative considerations, including macro-economic factors. The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, and future returns and mail-in rebates on handset sales. The allowance amounts recorded represent our best estimate of future outcomes; to the extent that our actual experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. Any resulting adjustments would change the net accounts receivable reported on our balance sheet, and bad debt expense, in the case of estimates related to doubtful accounts, or revenue, in the case of estimates related to other allowances, reported in our results of operations in future periods. For example, if our allowance for doubtful accounts estimate were to change by 10%, it would result in a corresponding change in bad debt expense of $32 million for the Wireless segment and $2 million for the Wireline segment.

Device and Accessory Inventory

Inventories of handsets and accessories in the Wireless segment are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs and related revenues generated from handset sales, or handset subsidies, are expensed at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenues.

As of March 31, 2008, we held $842 million of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell handsets with a service contract.

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

Property, plant and equipment represented $26.4 billion of our $65.5 billion in total assets as of March 31, 2008. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life	Average Useful Life
Buildings and improvements	3 to 30 years	12 years
Network equipment site costs and software	3 to 30 years	8 years
Non-network internal use software, office equipment and other	3 to 12 years	4 years

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

During the first quarter 2008, we implemented depreciation rate and life changes with respect to certain assets that comprise the Wireless and Wireline networks resulting from our annual depreciable lives study. These revised rates reflected both changes in the useful life estimates of certain of our asset groups and adjustments to our accumulated depreciation accounts under the group life depreciation method. The reduced expense associated with the depreciation rate and life changes resulted in an approximate pre-tax $35 million reduction in depreciation expense or $0.01 reduction in the net loss per share for the quarter ended March 31, 2008. In addition to performing our annual study, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $7.8 billion as of March 31, 2008, and our future strategic plans for this network, as an increasingly larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material. For example, a 10% reduction in the remaining weighted average useful life of the iDEN network assets would increase annual depreciation expense by about $170 million. In conjunction with our fourth quarter 2007 annual goodwill impairment review, we re-assessed the remaining useful lives of our long-lived assets and concluded they were appropriate.

Intangible assets with definite useful lives represented $5.3 billion of our $65.5 billion in total assets as of March 31, 2008. Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of certain PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connectsm trade names, which are being amortized over ten years on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets. For additional information, refer to note 2 of the Notes to Consolidated Financial Statements.

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

In conjunction with our 2007 annual assessment of goodwill for impairment, we performed a recoverability test of the wireless long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We included cash flow projections from our wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the sale of FCC licenses, trade names, and customer relationships. The undiscounted future cash flows of the wireless long-lived assets exceeded their net book value. As a result, no impairment charge was recorded.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our business, including network equipment, cell site development costs, and software in development, to determine if an impairment charge is required. Network equipment and cell site development costs are impaired whenever events or changes in circumstances cause us to abandon such assets if they are no longer needed to meet management’s strategic network plans. Software development costs are impaired when it is no longer probable that the software project will be deployed. We also periodically assess network equipment that has been removed from the network to determine if an impairment charge is required. If we continue to have challenges retaining subscribers and as we continue to assess the impact of rebanding the iDEN network, management may abandon certain CDMA and iDEN assets in future periods if we conclude those assets will either never be deployed or redeployed, in which case we would recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $22.6 billion of our $65.5 billion in total assets as of March 31, 2008. We have identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite lived intangibles annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

When required, we first test goodwill for impairment by comparing the fair value of our wireless reporting unit with its net book value. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not deemed to be impaired, and no further testing would be necessary. If the net book value of our wireless reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our wireless reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the wireless reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference. The valuation analyses used in the analysis utilize both income and market approaches as described below:

•

Income Approach: To determine fair value, we discount the expected cash flows of the wireless reporting unit. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our wireless operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use estimated operating income before interest, taxes, depreciation and amortization in the final year of our model, adjust it to estimate a normalized cash flow, apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our wireless reporting unit using several market-based approaches, including the value that we derive based on our consolidated stock price as described above. We also use the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of fair value of the wireless reporting unit and other assets and liabilities within the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, or OIBDA and capital expenditures forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit, as well as the fair values of the corresponding assets and liabilities within the wireless reporting unit, for reasonableness.

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

In the fourth quarter 2007, we performed our annual analysis of goodwill for impairment. Based on the results of our annual analysis of goodwill for impairment, we determined that the net book value of the wireless reporting unit exceeded its fair value. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the wireless reporting unit as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as customer relationships, FCC licenses and trade names. Such items had fair values substantially in excess of current book values. Our preliminary goodwill analysis resulted in our recording a non-cash goodwill impairment charge of $29.7 billion in the fourth quarter 2007. We finalized our goodwill analysis during the first quarter 2008 and determined that $209 million of assets assigned to the wireless reporting unit should have been assigned to another reporting unit. Accordingly, the 2007 goodwill impairment charge has been adjusted to $29.5 billion. The accompanying December 31, 2007 consolidated balance sheet reflects the immaterial adjustment to goodwill and accumulated deficit.

Changes in certain assumptions could have a significant impact on the goodwill impairment charge. For example, a decrease in OIBDA by 5% or an increase in capital expenditures by 5% would result in an additional goodwill impairment charge equal to our remaining goodwill of $1.1 billion. Conversely, an increase in OIBDA by 5% or a decrease in capital expenditures by 5% would result in a reduction to the goodwill impairment charge by $2.9 billion and $2.0 billion, respectively. A 50 basis point increase or decrease in the discount rate would result in an approximate $350 million increase or decrease to the goodwill impairment charge, respectively. A 50 basis point increase or decrease in the terminal growth rate would result in an approximate $400 million decrease or increase to the charge, respectively. The sensitivity amounts above are calculated based on the impact of the change in the fair value of the wireless reporting unit, as well as the impact of changes in the fair values of the assets and liabilities of the wireless reporting unit.

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

We carried an income tax valuation allowance of $725 million as of March 31, 2008. This amount includes a valuation allowance of $477 million for the total tax benefits related to loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $102 million related to separate company state net operating losses incurred by our subsidiaries after we acquired them. The valuation allowance was provided on these separate company state net operating loss benefits since these subsidiaries do not have a sufficient history of taxable income. Current analyses of cumulative historical income and qualitative factors indicate that the valuation allowance continues to be appropriate, meaning that we currently believe that is more likely than not that we will not realize such tax benefits in the future. We will continue to monitor these analyses and factors in future periods and may adjust the valuation allowance based on the facts and circumstances existing in future periods. For the valuation allowance relating to the acquired tax benefits described above, if we reverse any allowance in 2008, we would first reduce goodwill or intangible assets resulting from the acquisitions. Any adjustment to the valuation allowance after 2008 would be recorded to the statement of operations following the guidance in the recently issued SFAS No. 141R, Business Combinations, described in further detail in “—Significant New Accounting Pronouncements” below.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The accounting estimates related to the liability for uncertain tax positions requires us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each annual reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 5 of the Notes to Consolidated Financial Statements for additional information regarding FIN 48. There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during first quarter 2008.

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

Significant New Accounting Pronouncements

In September 2006, the EITF reached a consensus on Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider. EITF Issue No. 06-1 provides guidance regarding whether the consideration given by a service provider to a manufacturer or reseller of specialized equipment should be characterized as a reduction of revenue or an expense. We adopted this issue effective January 1, 2008. Entities are required to recognize the effects of applying this issue as a change in accounting principle through retrospective application to all prior periods unless it is impracticable to do so. The adoption of EITF Issue No. 06-1 did not impact our consolidated financial statements.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF Issue No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings (accumulated deficit) according to Statement of Financial Accounting Standards, or SFAS, No. 123R, Share-Based Payment. We adopted this issue effective January 1, 2008. The adoption of EITF Issue No. 06-11 did not impact our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this statement could have a material impact on us with respect to business combinations completed after the effective date. Such significant changes include, but are not limited to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition and included in the amount recorded for assets acquired. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will be recognized in earnings, except for qualified measurement period adjustments.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for our quarterly reporting period ending March 31, 2009. If we were to enter into an arrangement after the effective date of the standard where we are required to consolidate a noncontrolling interest, we would report the noncontrolling interest’s equity as a component of our equity in our consolidated balance sheet and report the component of net income or loss and comprehensive income or loss attributable to the noncontrolling interest separately. While certain changes in ownership interests will be treated as equity transactions under the new standard, a gain or loss recognized upon loss of control of a subsidiary will be recognized in the consolidated statement of operations. This practice differs from our current policy of recognizing such gains or losses as a component of equity. In addition, the amount of gain or loss is measured using the fair value of the noncontrolling interest at the date control ceases. This also differs from current practice as the carrying amount of a retained interest currently is not remeasured.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for our quarterly reporting period ending March 31, 2009. We are in the process of evaluating the impact of this statement on the disclosures included in the notes to our consolidated financial statements.

Financial Condition

Our consolidated assets were $65.5 billion as of March 31, 2008, which included $27.9 billion of intangible assets and $64.3 billion as of December 31, 2007, which included $28.3 billion of intangible assets. The increase in our consolidated assets was primarily as a result of the increase in cash due to the draw down of $2.5 billion from our revolving bank credit facility, partially offset by the amortization of $697 million related to our definite lived intangible assets. “See —Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of our business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Cash Flows

	Quarter Ended March 31,
	2008	2007	Change
	(in millions)
Cash provided by operating activities	$2,107	$2,464	(14)%
Cash used in investing activities	(1,852)	(1,022)	81%
Cash provided by (used in) financing activities	2,177	(1,142)	NM

NM—Not Meaningful

At March 31, 2008, cash and cash equivalents were $4.7 billion as compared to $2.3 billion as of March 31, 2007.

Operating Activities

Net cash provided by operating activities of $2.1 billion in the first quarter 2008 decreased $357 million from the first quarter 2007, primarily due to a $734 million decrease in cash received from our customers. This was partially offset by a $433 million decrease in cash paid to suppliers and employees.

Investing Activities

Net cash used in investing activities for the first quarter 2008 increased by $830 million from the first quarter 2007, primarily due to $866 million in cash collateral received from our securities loan agreements in the first quarter 2007, offset by an increase of $79 million in proceeds from the sale and maturity of marketable securities. The $866 million in cash received from our securities loan agreements is fully offset during the first quarter 2007 by cash used to pay off our securities loan agreement as described in the Financing Activities section below. Capital expenditures decreased $143 million in first quarter 2008 compared to first quarter 2007, primarily due to reduced spending in our Wireless segment. This was offset by an increase in expenditures relating to FCC licenses of $165 million.

Financing Activities

Net cash provided by financing activities was $2.2 billion during the first quarter 2008 compared to net cash used in financing activities of $1.1 billion in the first quarter 2007, primarily due to the draw down of $2.5 billion under our revolving bank credit facility in February 2008 as compared to first quarter 2007 activity which included cash outflows of $866 million to pay off our securities loan agreements, $608 million to repay senior notes and capital lease obligations, $300 million of common share repurchases, and $72 million of dividends, partially offset by $750 million in proceeds from our unsecured loan agreement with Export Development Canada.

Capital Requirements

We currently anticipate that future funding needs in the next twelve months will principally relate to:

•	operating expenses relating to our segment operations;

•

capital expenditures, particularly with respect to the expansion of the coverage and capacity of our wireless networks and the deployment of new technologies in those networks, including plans to build a next generation broadband wireless network;

•	scheduled debt service requirements;

•	amounts required to be expended in connection with the Report and Order;

•	certain costs of compliance with regulatory mandates; and

•	other general corporate expenditures.

Liquidity

As of March 31, 2008, our cash, cash equivalents and marketable securities totaled $4.8 billion. We depend on these funds as well as cash provided by operating activities and cash available under our revolving bank credit facility to satisfy our liquidity needs. We have about $800 million of borrowing capacity available under our $6.0 billion revolving credit facility as of March 31, 2008. The facility expires in December 2010 and provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or prime rate plus a spread that varies depending on our parent company’s credit ratings.

In February 2008, we drew down $2.5 billion under our revolving bank credit facility to mitigate potential refinancing risk related to $1.25 billion in senior notes that mature in November 2008, as well as to enhance our financial flexibility in general. As of March 31, 2008, we had $2.6 billion in letters of credit, including a $2.5 billion letter of credit required by the Report and Order, outstanding under our $6.0 billion revolving bank credit facility. As of March 31, 2008, we had $50 million of commercial paper outstanding (subsequently repaid on April 1, 2008) under our commercial paper program which commenced in April 2006. As a result of the February draw, the letters of credit, and the outstanding commercial paper, each of which directly reduces the availability of the revolving bank credit facility, we had about $800 million of borrowing capacity available under our revolving bank credit facility as of March 31, 2008. The FCC recently approved a request by the TA to reduce our letter of credit required by the Report and Order by $337 million. Accordingly, on May 8, 2008, the letter of credit was reduced to $2.2 billion.

Our credit facilities limit our total indebtedness and the indebtedness and liens of certain controlled subsidiaries. Specifically, the credit facilities require we maintain a ratio of total indebtedness to trailing four quarter earnings before interest, taxes, depreciation and amortization of no more than 3.5 to 1.0. As of March 31, 2008, the ratio was 2.9 to 1.0 as compared to 2.5 to 1.0 as of December 31, 2007. In light of the trend of our declining earnings before interest, taxes, depreciation and amortization, we are continuing to implement cost reduction initiatives and are exploring de-levering, disposition of non-core assets and other measures to assist us in maintaining compliance with financial covenants contained in our credit facilities and may consider entering into discussions with our lenders to obtain appropriate waivers or amendments in respect of the credit facilities. We currently expect to remain in covenant compliance over the next few quarters while exploring and pursuing these measures, although, there can be no assurance that we could do so. Our credit facilities also require that certain indebtedness and liens of our controlled subsidiaries (other than Nextel Communications and Sprint Capital) do not in the aggregate exceed 15% of our consolidated shareholders’ equity or about $3.3 billion as of March 31, 2008. As of March 31, 2008, the relevant controlled subsidiaries had approximately $500 million in debt and liens subject to this covenant. The maturity dates of the loans under our credit facilities may accelerate if we do not comply with these covenants. We are also obligated to repay the loans if certain change of control events occur.

The indentures that govern our outstanding senior notes also require that we comply with various covenants, including limitations on the incurrence of indebtedness and liens by us and our subsidiaries. A default under our credit facilities could trigger defaults under our other debt obligations, including our senior notes, which in turn could result in the maturities of certain debt obligations being accelerated.

Our ability to fund our capital needs from outside sources is ultimately affected by the overall capacity and terms of the banking and securities markets. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable cost of capital.

On February 28, 2008 and May 1, 2008, Fitch Ratings and Standard & Poor’s downgraded our rating on senior unsecured debt to BB+ and BB, respectively. These ratings are below investment grade. Moody’s Investors Service has rated our senior unsecured debt as Baa3. Downgrades of our current ratings to below investment grade do not accelerate scheduled principal payments of our existing debt; however, downgrades may cause us to incur higher interest costs on our borrowings and could negatively impact our access to the public capital markets. Downgrades could also affect our access to the commercial paper market, as terms available may not be attractive to us.

As of March 31, 2008, we had working capital of $1.6 billion compared to a working capital deficit of $443 million as of December 31, 2007, with the change primarily due to the $2.5 billion draw down under our revolving bank credit facility. In light of conditions in our business and financial markets, we decided in early 2008 that we will not pay dividends for the foreseeable future.

Future Contractual Obligations

There have been no significant changes to our future contractual obligations disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand; and/or

•	any remaining cash available under the revolving bank credit facility.

In making this assessment, we have considered:

•

anticipated levels of capital expenditures, which are expected to be significantly lower than 2007 levels, and FCC license acquisitions, including funding required in connection with the planned deployment of next generation technologies and the next generation broadband wireless network;

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

The conclusion that we expect to meet our funding needs for at least the next 12 months as described above does not take into account:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or spectrum acquisition strategies;

•	potential material purchases, redemptions or repayments of our long term outstanding debt securities for cash; and

•	potential material increases in the cost of compliance with regulatory mandates.

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand, borrowings available under our existing revolving bank credit facility and our commercial paper program. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Our ability to raise additional capital on both a short-term and long-term basis, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets;

•	the market prices of our securities; and

•	tax law restrictions related to the spin-off of Embarq that may limit our ability to raise capital from the sale of our equity securities.

We expect our longer term funding needs after the next 12 months will be met through a combination of cash, cash equivalents and marketable securities as well as our cash flows and other sources potentially including existing or new credit facilities, commercial paper or sales of our securities. However, because of uncertainties relating to our business, the telecommunications industry generally and the overall credit markets, as well as other factors, we are currently unable to identify specific sources to meet our liquidity needs over the longer term. We expect to have sufficient cash on hand to operate our business and repay all of our scheduled debt maturities through the end of 2009.

We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “— Forward-Looking Statements” and in Part I, Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.

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

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our annual report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-Q, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q as of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2008, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. During the first quarter 2008, we migrated certain customers onto a single billing platform. There have been no other changes in our internal control over financial reporting that occurred during the first quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties now are proceeding with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to us, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We have reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to us, and the settlement is subject to approval by the Court.

We are involved in certain other legal proceedings that are described in note 9 of the Notes to Consolidated Financial Statements included in this report. During the quarter ended March 31, 2008, there were no material developments in the status of these legal proceedings.

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

The only material change to our risk factors described in our annual report on Form 10-K for the year ended December 31, 2007 is to add the following:

Our agreement to combine our next generation broadband business with Clearwire is subject to numerous conditions, many of which are beyond our control. If the proposed transaction fails to close, we will need to explore strategic options and/or seek funding to deploy our next generation broadband network.

We have entered into an agreement with Clearwire to combine our next-generation broadband businesses. In addition, six other parties have agreed to invest $3.2 billion in the combined entity. The transaction is subject to numerous closing conditions, many of which are beyond our control, including:

•	approval by Clearwire’s stockholders;

•	receipt of regulatory approvals including approval by the FCC and clearance by the Department of Justice; and

•	compliance with covenants regarding the spectrum and other assets to be contributed to the combined businesses.

There can be no assurance of receipt of necessary approvals or that other conditions to closing will be satisfied. If the transaction does not close, we will need to explore strategic options and/or seek funding to deploy our next-generation broadband network. There can be no assurance that we could obtain funding to deploy the network in a timely manner or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
(in billions)
January 1 through January 31 common shares, Series 1	—	$—	—	$2.5
February 1 through February 29 common Shares, Series 1	—	—	—	—
March 1 through March 31 common shares, Series 1	—	—	—	—

Total	—		—

(1)	There were no acquisitions of equity securities during the first quarter 2008 pursuant to our share repurchase program.
(2)	On August 3, 2006, we announced that our board of directors authorized us to repurchase through open market purchases up to $6.0 billion of our common shares over an 18 month period that expired in January 2008. We repurchased $3.5 billion of our common shares at an average price of $18.77 per share over the life of the program.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3	02/28/2007

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Executive Compensation Plans and Arrangements

10.1	Amended and Restated 2007 Omnibus Incentive Plan, effective as of February 11, 2008	10-K	001-04721	10.45	2/29/2008

15	Letter Re Unaudited Interim Financial Statements					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

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

Dated: May 12, 2008