Form 10-Q
period 2008-06-30
SPRINT NEXTEL CORP
filed 2008-08-06
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

(800) 829-0965

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

COMMON SHARES OUTSTANDING AT JULY 31, 2008:

VOTING COMMON STOCK
Series 1	2,779,361,969
Series 2	74,831,333

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$3,469	$2,246
Marketable securities	32	194
Accounts and notes receivable, net of allowance for doubtful accounts of $308 and $392	3,852	4,196
Device and accessory inventory	625	938
Deferred tax assets	176	447
Prepaid expenses and other current assets	787	640

Total current assets	8,941	8,661
Investments	154	165
Property, plant and equipment, net of accumulated depreciation of $23,998 and $21,383	25,734	26,636
Intangible assets
Goodwill	977	978
FCC licenses and other	21,696	21,123
Customer relationships, net	2,915	4,203
Other definite lived intangible assets, net	1,742	1,835
Other assets	646	694

	$62,805	$64,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,481	$3,481
Accrued expenses and other current liabilities	4,046	3,960
Current portion of long-term debt and capital lease obligations	626	1,661

Total current liabilities	7,153	9,102
Long-term debt and capital lease obligations	22,358	20,469
Deferred tax liabilities	8,055	8,742
Other liabilities	3,831	3,847

Total liabilities	41,397	42,160

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.951 billion shares issued and 2.853 billion shares outstanding and 2.951 billion shares issued and 2.845 billion shares outstanding	5,902	5,902
Paid-in capital	46,782	46,693
Treasury shares, at cost	(2,015)	(2,161)
Accumulated deficit	(29,154)	(28,188)
Accumulated other comprehensive loss	(107)	(111)

Total shareholders’ equity	21,408	22,135

	$62,805	$64,295

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended June 30,		Year-to-Date June 30,
	2008	2007	2008	2007
	(unaudited)
	(in millions, except per share amounts)
Net operating revenues	$9,055	$10,163	$18,389	$20,255
Operating expenses
Costs of services and products (exclusive of depreciation included below)	4,177	4,342	8,400	8,732
Selling, general and administrative	2,826	3,107	6,014	6,366
Severance, exit costs and asset impairments	105	85	336	259
Depreciation	1,468	1,407	2,961	2,762
Amortization	689	906	1,386	1,819

	9,265	9,847	19,097	19,938

Operating (loss) income	(210)	316	(708)	317

Other (expense) income
Interest expense	(352)	(365)	(691)	(732)
Interest income and other, net	11	43	33	70

Loss before income taxes	(551)	(6)	(1,366)	(345)
Income tax benefit	207	25	517	153

Net (loss) income	$(344)	$19	$(849)	$(192)

Basic and diluted (loss) earnings per common share	$(0.12)	$0.01	$(0.30)	$(0.07)

Basic weighted average common shares outstanding	2,852	2,884	2,850	2,892

Diluted weighted average common shares outstanding	2,852	2,902	2,850	2,892

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-to-date June 30,
	2008	2007
	(unaudited)
	(in millions)
Cash flows from operating activities
Net loss	$(849)	$(192)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,347	4,581
Provision for losses on accounts receivable	417	383
Share-based compensation expense	142	131
Deferred income taxes	(520)	(204)
Other, net	(67)	(42)
Changes in assets and liabilities:
Accounts and notes receivable	(73)	(219)
Inventory and other current assets	170	25
Accounts payable and other current liabilities	(470)	(158)
Non-current assets and liabilities, net	89	129

Net cash provided by operating activities	3,186	4,434

Cash flows from investing activities
Capital expenditures	(2,569)	(3,390)
Expenditures relating to FCC licenses	(468)	(258)
Proceeds from maturities and sales of marketable securities	155	15
Cash collateral for securities loan agreements	—	866
Other, net	31	35

Net cash used in investing activities	(2,851)	(2,732)

Cash flows from financing activities
Borrowings under credit facility	2,500	750
Proceeds from issuance of debt securities	—	750
Proceeds from issuance of commercial paper	681	3,713
Maturities of commercial paper	(1,060)	(3,827)
Purchase, retirements and payments of debt and capital leases	(1,259)	(611)
Payments of securities loan agreements	—	(866)
Purchase of common shares	—	(1,401)
Dividends paid	—	(144)
Proceeds from issuance of common shares, net	26	312

Net cash provided by (used in) financing activities	888	(1,324)

Net increase in cash and cash equivalents	1,223	378
Cash and cash equivalents, beginning of period	2,246	2,046

Cash and cash equivalents, end of period	$3,469	$2,424

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit		Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2007	2,951	$5,902	$46,693	106	$(2,161)	$(28,188	)(1)	$(111)	$22,135
Net loss	—	—	—	—	—	(849)		—	(849)
Other comprehensive income, net	—	—	—	—	—	—		4	4

Total comprehensive loss									(845)

Issuance of common shares, net	—	—	3	(8)	146	(117)		—	32
Share-based compensation expense	—	—	123	—	—	—		—	123
Other	—	—	(37)	—	—	—		—	(37)

Balance, June 30, 2008	2,951	$5,902	$46,782	98	$(2,015)	$(29,154)		$(107)	$21,408

(1)	Accumulated deficit has been decreased by $136 million related to the goodwill impairment charge and depreciation adjustments. See note 1 for further information.

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

During the fourth quarter 2007, we performed our annual goodwill analysis and recorded a non-cash goodwill impairment charge of $29.729 billion. During the period ended June 30, 2008, we determined that certain net assets should not have been assigned to the wireless reporting unit. Consequently, the 2007 goodwill impairment charge has been reduced by $80 million to $29.649 billion. We also reduced our 2007 depreciation expense by $90 million ($56 million after-tax) from $5.711 billion to $5.621 billion, due principally to the revision of depreciation expense relating to property, plant and equipment from a previous acquisition after those assets were loaded into our asset subledger and depreciation was calculated systematically rather than manually. As a result of the foregoing, the 2007 net loss and loss per share is $29.444 billion and $10.27 as compared to the previously reported amounts of $29.580 billion and $10.31. The accompanying December 31, 2007 consolidated balance sheet reflects the immaterial adjustments to goodwill, property, plant and equipment, deferred tax liabilities and accumulated deficit.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Supplemental Cash Flow Information from Operations

	Year-to-date June 30,
	2008	2007
	(in millions)
Interest paid, net of capitalized interest	$716	$721
Interest received	59	58
Income tax payments, net of refunds	34	65

Loss per Common Share

Basic loss per common share is calculated by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share adjusts basic loss per common

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes computed using the if-converted method.

Shares issuable under our equity plans were antidilutive for the second quarter and year-to-date period 2008 because we incurred net losses. Although not used in the determination of loss per common share for the second quarter and year-to-date period 2008, we had about 25 million and 26 million shares, respectively, issuable under the equity plans that had exercise prices below the average market price during those periods. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings per common share for the second quarter and year-to-date period 2008 due to their antidilutive effects. Additionally, there were about 126 million average shares for the second quarter 2008 and 129 million average shares for the year-to-date period 2008 issuable under the equity plans that had exercise prices that exceeded the average market price during those periods that could also potentially dilute earnings per common share in the future.

Dilutive shares issuable under our equity plans, used in calculating diluted earnings per common share, were 18 million shares for the second quarter 2007. Although not used in the determination of loss per common share for the year-to-date period 2007, we had about 84 million shares issuable under the equity plans that had exercise prices below the average market price during the period. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings per common share for the second quarter and year-to-date period 2007 due to their antidilutive effects. Additionally, there were about 52 million average shares for the second quarter 2007 and 88 million average shares for the year-to-date period 2007 issuable under the equity plans that had exercise prices that exceeded the average market price during those periods that could also potentially dilute earnings per common share in the future.

Dividends

We have not declared any dividends to our common shareholders in 2008. On May 8, 2007, our board of directors declared a dividend of $0.025 per share on our common shares, payable to shareholders of record at the close of business on June 8, 2007. The dividend was paid on June 29, 2007. We also paid a dividend of $0.025 per share on our common stock in the first quarter 2007.

Share Repurchase Program

On July 25, 2006, our board of directors authorized a program for the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. We did not repurchase any shares under this program during 2008, and the program has expired. In the year-to-date period 2007, we repurchased about 66 million shares of our Series 1 common stock for $1.4 billion at an average price of $21.24 per share. We repurchased $3.5 billion of our common shares at an average price of $18.77 per share over the life of the program.

Significant New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this statement could have a material impact on us with respect

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to business combinations completed after the effective date. Such significant changes include, but are not limited to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs being expensed rather than capitalized as part of the cost of the acquisition. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will generally be recognized in earnings.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. SFAS No. 160 is effective for our quarterly reporting period ending March 31, 2009. If we were to enter into an arrangement after the effective date of the standard where we are required to consolidate a noncontrolling interest, we would report the noncontrolling interest’s equity as a component of our equity in our consolidated balance sheet and report the component of net income or loss and comprehensive income or loss attributable to the noncontrolling interest separately. While certain changes in ownership interests will be treated as equity transactions under the new standard, a gain or loss recognized upon loss of control of a subsidiary will be recognized in the consolidated statement of operations. This practice differs from our current policy of recognizing such gains or losses as a component of equity. In addition, the amount of gain or loss is measured using the fair value of the noncontrolling interest at the date control ceases.

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

WiMAX Initiative

On May 7, 2008, we entered into a definitive agreement with Clearwire Corporation to combine our next generation wireless broadband businesses to form a new wireless communications company to be called Clearwire. In addition, six independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc., Bright House Networks and Trilogy Equity Partners, have agreed to invest $3.2 billion in the new Clearwire. The new Clearwire will be focused on expediting the deployment of the first nationwide mobile WiMAX network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. Upon completion of the proposed transaction, which we expect to occur in the fourth quarter 2008, we will become the largest shareholder in the new Clearwire with approximately 51% of the equity ownership, with final determination of our ownership made based on the trading price of the new Clearwire stock ninety days after close.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2. Intangible Assets

Indefinite Lived Intangibles

	Balance December 31, 2007	Adjustments and Additions	Balance June 30, 2008
	(in millions)
Goodwill	$978	$(1)	$977
FCC licenses	20,707	573	21,280
Trademarks	416	—	416

	$22,101	$572	$22,673

Goodwill represents the excess of the estimated equity value of the wireless reporting unit over the fair value of the net tangible and intangible assets, last measured during the fourth quarter 2007. All goodwill has been allocated to the Wireless segment. In addition, we have also identified Federal Communications Commission, or FCC, licenses and our Sprint® and Boost Mobile® trademarks as indefinite lived intangible assets, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We cultivate and protect the use of our brands, such as Sprint and Boost Mobile. We have no legal, regulatory or contractual limitations associated with our trademarks.

We hold several kinds of FCC licenses to deploy our wireless services: 1.9 gigahertz, or GHz, personal communications services, or PCS, licenses utilized in our code division multiple access, or CDMA, network, 800 megahertz, or MHz, and 900 MHz licenses utilized in our integrated Digital Enhanced Network, or iDEN, network and 2.5 GHz licenses that we plan to use for fourth generation wireless Internet access services. We also hold 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. FCC licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. We are not aware of any technology being developed that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

We also periodically review our remaining goodwill for indicators of impairment. Our procedures include evaluating any changes in our near-term expected cash flows as compared to our plan and deriving the estimated equity value of the wireless reporting unit, which we then compare to the net book value of the wireless reporting unit. Specifically, we evaluate any changes in our near-term expected cash flows and reduce our stock price by the estimated fair value per share of our wireline reporting unit as well as any other necessary adjustments and then add a control premium, as permitted by FASB guidance, to determine an estimate of the equity value of the wireless reporting unit. As of June 30, 2008, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. However, if an indicator of impairment were to exist, such as a significant decline in expected cash flows of our wireless reporting unit or if our adjusted stock price were to experience a sustained, significant decline as compared to the net book value per share of our wireless reporting unit, we would test our goodwill for impairment, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Definite Lived Intangibles

		June 30, 2008			December 31, 2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Customer relationships	2 to 5 years	$12,246	$(9,331)	$2,915	$12,246	$(8,043)	$4,203
Trademarks	10 years	900	(260)	640	900	(215)	685
Reacquired rights	9 to 14 years	1,268	(234)	1,034	1,268	(184)	1,084
Other	5 to 16 years	92	(24)	68	87	(21)	66

		$14,506	$(9,849)	$4,657	$14,501	$(8,463)	$6,038

	Remaining 2008	2009	2010	2011	2012
	(in millions)
Estimated amortization expense	$1,056	$1,559	$735	$249	$201

Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the third-party affiliates, or PCS Affiliates, that provide wireless services under the Sprint brand name and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel® and Direct Connect® trademarks, which are also being amortized on a straight-line basis. We recorded aggregate amortization expense of $689 million for the second quarter 2008 and $1.4 billion for year-to-date period 2008 and $906 million for the second quarter 2007 and $1.8 billion for the year-to-date period 2007.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Long-Term Debt and Capital Lease Obligations

	Interest Rate	Maturities	Balance December 31, 2007	Borrowings	Retirements, Repayments of Principal and Other	Balance June 30, 2008
					(in millions)
Senior notes
Sprint Nextel Corporation	3.07 – 9.25%	2010 – 2022	$2,950	$—	$—	$2,950
Sprint Capital Corporation	6.38 – 8.75%	2009 – 2032	11,707	—	(1,253)	10,454
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	—	—	4,780
US Unwired, Inc.	10.00%	2012	235	—	—	235
Alamosa Delaware, Inc.	8.50%	2012	250	—	—	250
Variable interest entity(1)	6.00%	2018	121	—	—	121
Convertible senior notes
Nextel Communications, Inc.	5.25%	2010	607	—	—	607
Credit facilities under Sprint Nextel Corporation
Bank credit facility	3.10%	2010	—	2,500	—	2,500
Export Development Canada	3.36%	2012	750	—	—	750
Commercial paper	NM	2010	379	681	(1,060)	—
Capital lease obligations and other	4.11 – 11.17%	2008 – 2019	106	—	(6)	100
Premiums, discounts and other fair value adjustments			245	—	(8)	237

			22,130	$3,181	$(2,327)	22,984

Less current portion			(1,661)			(626)

Long-term debt and capital lease obligations			$20,469			$22,358

(1)	Included in senior notes in accordance with FASB Interpretation No. 46(Revised)—Consolidation of Variable Interest Entities.

As of June 30, 2008, Sprint Nextel Corporation, the parent corporation, had $6.2 billion in principal of debt outstanding, including indebtedness under the credit facilities. In addition, $16.4 billion in principal of our long-term debt had been issued by wholly-owned subsidiaries and is fully and unconditionally guaranteed by Sprint Nextel Corporation. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by our parent corporation. The transfer of cash in the form of advances from the subsidiaries to our parent corporation is generally not restricted.

Senior Notes

As of June 30, 2008, we had $19.4 billion of senior, convertible senior and senior serial redeemable notes after making a payment in June 2008 of $1.25 billion towards the early redemption of our 6.125% senior notes due November 2008. These senior notes are principally unsecured. Cash interest on these notes is payable semiannually in arrears. Approximately $17.3 billion of our notes are redeemable at our discretion. We may choose to redeem some or all of these notes at the then applicable redemption price, plus accrued and unpaid interest. The $607 million in aggregate principal amount of our 5.25% notes due 2010 are convertible at any time

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to redemption, repurchase or maturity at the option of the holders into shares of our Series 1 common stock at an effective conversion price of $53.65 per share, plus $11.37 in cash for each $1,000 principal amount.

Credit Facilities

In February 2008, we drew down $2.5 billion under our revolving bank credit facility, and $1.25 billion of the proceeds was used to repay $1.25 billion in senior notes. The remainder was drawn to enhance our financial flexibility in general. As of June 30, 2008, we had $2.3 billion in letters of credit, including a $2.2 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, outstanding under our $6.0 billion unsecured revolving bank credit facility. As of June 30, 2008, we had repaid in full our commercial paper outstanding under our commercial paper program which commenced in April 2006. As a result of the February draw and the letters of credit, each of which directly reduces the availability of the revolving bank credit facility, we had $1.2 billion of borrowing capacity available under our revolving bank credit facility as of June 30, 2008.

In March 2007, we entered into a $750 million unsecured loan agreement with Export Development Canada. As of June 30, 2008, we had borrowed all $750 million available under this agreement and this loan will mature in March 2012. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate, or LIBOR, plus a spread that varies depending on our credit ratings. We may choose to prepay this loan, in whole or in part, at any time.

Covenants

As of June 30, 2008, we are in compliance with all restrictive and financial covenants associated with all of our borrowings.

Our credit facilities limit our total indebtedness and the indebtedness and liens of certain controlled subsidiaries. Specifically, the credit facilities require we maintain a ratio of total indebtedness to trailing four quarter earnings before interest, taxes, depreciation, amortization and certain other non recurring charges of no more than 3.5 to 1.0. As of June 30, 2008, the ratio was 2.9 to 1.0 as compared to 2.5 to 1.0 as of December 31, 2007. Our credit facilities also require that certain indebtedness and liens of our controlled subsidiaries (other than Nextel Communications, Inc. and Sprint Capital) do not in the aggregate exceed 15% of our consolidated shareholders’ equity or about $3.2 billion as of June 30, 2008. As of June 30, 2008, the relevant controlled subsidiaries had approximately $500 million in debt and liens subject to this covenant. The maturity dates of the loans under our credit facilities may accelerate if we do not comply with these covenants. We are also obligated to repay the loans if certain change of control events occur.

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

Note 4. Severance, Exit Costs and Asset Impairments

In the second quarter 2008 and year-to-date period 2008, total severance, exit costs and asset impairment charges aggregated $105 million and $336 million, respectively, compared to $85 million and $259 million, respectively, for the second quarter 2007 and year-to-date period 2007.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Severance and Exit Costs Activity

During the second quarter 2008 and the year-to-date period 2008, we recorded $105 million and $325 million respectively, of severance and lease termination costs related to the separation of employees and continued organizational realignment initiatives, including $84 million and $255 million related to our Wireless segment and $19 million and $67 million related to our Wireline segment, respectively. During the second quarter 2007 and the year-to-date period 2007, we recorded $43 million and $209 million, respectively, of severance and lease termination costs related to the separation of employees and continued organizational realignment initiatives. The entire second quarter 2007 charge was attributable to our Wireless segment, while $176 million and $32 million of the year-to-date 2007 charge related to the Wireless and Wireline segments, respectively. We achieved our headcount reductions through a combination of involuntary and voluntary separation plans for all periods presented.

The following table provides an analysis of our severance and lease termination costs liability, exclusive of exit costs associated with business combinations.

		2008 Activity
	Balance December 31, 2007	Expense	Cash Payments and Other	Balance June 30, 2008
	(in millions)
Lease terminations	$95	$15	$(26)	$84
Severance	30	310	(139)	201

	$125	$325	$(165)	$285

In addition to the costs described above, we recorded an immaterial amount of impairments during the second quarter and year-to-date period 2008. For the second quarter 2007 and the year-to-date period 2007, we recorded impairment charges for our Wireless segment of $42 million and $50 million, respectively, primarily related to the sale of Velocita Wireless Holding Corporation, the closing of retail stores due to integration activities and the write off of network assets.

Note 5. Income Taxes

Effective Income Tax Rate

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate were as follows:

	Year-to-date June 30,
	2008	2007
	(in millions)
Income tax benefit at the federal statutory rate	$478	$121
Effect of:
State income taxes, net of federal income tax effect	40	19
State law changes, net of federal income tax effect	6	17
Other, net	(7)	(4)

Income tax benefit	$517	$153

Effective income tax rate	37.8%	44.3%

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of June 30, 2008, we maintained a total valuation allowance of $725 million related to our deferred tax assets. This amount includes a valuation allowance of $477 million for the total tax benefits related to loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to state net operating loss and tax credit carryforwards.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during the second quarter 2008 and the year-to-date period 2008.

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

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, for all financial and nonfinancial assets and liabilities recognized at fair value in the consolidated financial statements on a recurring basis. The adoption of this statement did not change our previous accounting for financial assets and liabilities. The provisions of SFAS No. 157 will be applied to nonfinancial assets and liabilities that are recognized at fair value in the consolidated financial statements on a nonrecurring basis beginning January 1, 2009. Upon application of the remaining provisions of SFAS No. 157 on January 1, 2009, we will provide additional disclosures regarding our nonrecurring fair value measurements, including our annual impairment review of goodwill and indefinite lived intangible assets.

SFAS No. 157 changed the definition of fair value, as defined by previous statements, to “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If market assumptions are not readily available, we use our own assumptions to reflect those that market participants would use in pricing the asset or liability at the measurement date. Our valuation approaches in determining fair value include market, income and/or cost approaches.

SFAS No. 157 also established a hierarchy that classifies the inputs used to measure fair value. This hierarchy prioritizes the use of inputs used in valuation techniques into three levels based on observable and unobservable inputs. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs, which require more judgment, are those inputs described above that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs. If the inputs used to measure fair value fall into different levels, we disclose the item based on the lowest level input that is significant to the fair value measure. We do not have any significant assets or liabilities that utilize unobservable or Level 3 inputs.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following fair value hierarchy table presents information regarding our assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(2)	Balance June 30, 2008
	(in millions)
Marketable securities	$32	$—	$32
Other investments	62	—	62
Derivative instruments	—	20	20

	$94	$20	$114

(1)	Level 1—fair value based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 1 inputs generally reflect fair value and are not adjusted. Assets and liabilities utilizing Level 1inputs include most exchange-traded equity securities, certain exchange-traded debt securities, and most U.S. Government securities.
(2)	Level 2—fair value based on quoted prices in markets that are not active or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. It may be necessary to make adjustments to Level 2 inputs to account for illiquidity or any difference between the asset or liability to which the quote relates and the actual asset or liability being measured at fair value. Assets and liabilities valued utilizing Level 2 inputs include prices of exchange-traded debt and equity securities not actively traded and most derivative instruments.

Note 7. Share-Based Compensation

Share-Based Payment Plans

As of June 30, 2008, we sponsored four equity incentive plans: the 2007 Omnibus Incentive Plan, or 2007 Plan; the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or MISOP; as well as our Employees Stock Purchase Plan, or ESPP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. On February 11, 2008, we made certain amendments to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

During the second quarter 2008, the number of shares available under the 2007 Plan increased by about 7 million, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired or otherwise terminated. As of June 30, 2008, about 198 million common shares were available under the 2007 Plan. As of June 30, 2008, awards to acquire about 67 million common shares were outstanding under the 1997 Program, awards to acquire about 40 million common shares were outstanding under the Nextel Plan, options to buy about 26 million common shares were outstanding under the MISOP, and the ESPP authorized about 16 million common shares for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available. Refer to note 11 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2007 for additional information regarding these plans.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

Pre-tax share-based compensation charges included in net loss from our share-based award plans was $67 million for the second quarter 2008 and $142 million for the year-to-date period 2008 compared to $58 million for the second quarter 2007 and $131 million for the year-to-date period 2007. The total income tax benefit recognized in the consolidated financial statements for share-based award compensation was $24 million for the second quarter 2008 and $52 million for the year-to-date period 2008 and $22 million for the second quarter 2007 and $50 million for the year-to-date period 2007.

As of June 30, 2008, there was $201 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 1.76 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations was $26 million for the year-to-date period 2008 and $312 million for the year-to-date period 2007. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $591,000 for the year-to-date period 2008 and $4 million for the year-to-date period 2007.

Under our share-based payment plans, we had options and restricted stock units outstanding as of June 30, 2008. Awards with graded vesting are recognized using the straight-line method. Forfeitures were estimated for share-based awards using a 6.5% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. Options outstanding as of June 30, 2008 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan, and the MISOP, as discussed above.

Options to purchase about 1 million shares were granted in the second quarter 2008, and options to purchase about 8 million shares of our common stock were granted in the year-to-date period 2008. The weighted average grant date fair value of options awarded during the year-to-date period 2008 was $4.60, compared with $6.28 for the same prior year period. The total intrinsic value of options exercised was $7 million during the year-to-date period 2008 and $137 million during the year-to-date period 2007.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. About 1 million restricted stock units were granted in the second quarter 2008, and about 5 million restricted stock units were granted in the year-to-date period 2008.

The total fair value of restricted stock units vested was $27 million during the year-to-date period 2008 and $68 million during the year-to-date period 2007. The weighted-average grant date fair value of restricted stock units granted during the year-to-date period 2008 was $6.89 per unit, compared with $18.83 per unit for the same prior year period.

Most restricted stock units outstanding as of June 30, 2008 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to accumulated deficit when paid.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Segments

We have two reportable segments: Wireless and Wireline. These segments are organized by products and services.

Our chief operating decision maker uses segment earnings as the primary measure to evaluate segment performance and make resource allocation decisions. We define segment earnings as wireless or wireline operating income before other segment expenses such as depreciation, amortization, severance, exit costs, asset impairments and other, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level.

Our Wireless segment includes revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless equipment. Through our Wireless segment, we, together with the remaining third-party PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands.

Our Wireline segment includes revenue from domestic and international wireline voice and data communication services and services to the cable multiple systems operators that resell our local and long distance services and/or use our back office systems and network assets in support of their telephone services provided over cable facilities.

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions related to commercial services, pricing is set using market rates. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Quarter Ended June 30, 2008
Net operating revenues	$7,736	$1,318	$1	$9,055
Inter-segment revenues	—	287	(287)	—
Total segment operating expenses	(5,868)	(1,306)	215	(6,959)

Segment earnings	$1,868	$299	$(71)	2,096

Less:
Depreciation				(1,468)
Amortization				(689)
Severance, exit costs and asset impairments(2)				(105)
Merger and integration costs				(44)

Operating loss				(210)
Interest expense				(352)
Interest income and other				11

Loss before income taxes				$(551)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Quarter Ended June 30, 2007
Net operating revenues	$8,786	$1,396	$(19)	$10,163
Inter-segment revenues	—	238	(238)	—
Total segment operating expenses	(6,115)	(1,375)	209	(7,281)

Segment earnings	$2,671	$259	$(48)	2,882

Less:
Depreciation				(1,407)
Amortization				(906)
Severance, exit costs and asset impairments(2)				(85)
Merger and integration costs				(163)
Other expense(3)				(5)

Operating income				316
Interest expense				(365)
Interest income and other				43

Loss before income taxes				$(6)

	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Year-to-date June 30, 2008
Net operating revenues	$15,699	$2,691	$(1)	$18,389
Inter-segment revenues	—	544	(544)	—
Total segment operating expenses	(12,030)	(2,649)	395	(14,284)

Segment earnings	$3,669	$586	$(150)	4,105

Less:
Depreciation				(2,961)
Amortization				(1,386)
Severance, exit costs and asset impairments(2)				(336)
Merger and integration costs				(130)

Operating loss				(708)
Interest expense				(691)
Interest income and other				33

Loss before income taxes				$(1,366)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Year-to-date June 30, 2007
Net operating revenues	$17,504	$2,770	$(19)	$20,255
Inter-segment revenues	1	462	(463)	—
Total segment operating expenses	(12,439)	(2,768)	417	(14,790)

Segment earnings	$5,066	$464	$(65)	5,465

Less:
Depreciation				(2,762)
Amortization				(1,819)
Severance, exit costs and asset impairments(2)				(259)
Merger and integration costs				(262)
Other expense(3)				(46)

Operating income				317
Interest expense				(732)
Interest income and other				70

Loss before income taxes				$(345)

Other Information

	Wireless	Wireline	Corporate and Other(4)	Consolidated
	(in millions)
Capital expenditures for the year-to-date period June 30, 2008	$1,679	$329	$561	$2,569
Capital expenditures for the year-to-date period June 30, 2007	$2,867	$300	$223	$3,390

(1)	Inter-segment revenues consist primarily of commercial long distance services provided to the Wireless segment for resale to wireless customers.
(2)	See note 4 of the Notes to the Consolidated Financial Statements for additional information on severance, exit costs and asset impairments.
(3)	Other expense includes a charge associated with legal contingencies and net costs associated with a planned exit of a non-core line of business.
(4)	Corporate, other and eliminations and corporate and other includes amounts related to the planned deployment of a next generation broadband wireless network. Operating expenses related to corporate assets are allocated to each segment.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net operating revenues by service and products were as follows:

Quarter Ended June 30,	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
2008
Wireless services	$7,005	$—	$—	$7,005
Wireless equipment	479	—	—	479
Voice	—	786	(201)	585
Data	—	252	(38)	214
Internet	—	528	(47)	481
Other	252	39	—	291

Total net operating revenues	$7,736	$1,605	$(286)	$9,055

2007
Wireless services	$7,898	$—	$—	$7,898
Wireless equipment	612	—	(19)	593
Voice	—	910	(204)	706
Data	—	310	(20)	290
Internet	—	371	(12)	359
Other	276	43	(2)	317

Total net operating revenues	$8,786	$1,634	$(257)	$10,163

Year-to-Date June 30,	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
2008
Wireless services	$14,128	$—	$—	$14,128
Wireless equipment	1,066	—	(2)	1,064
Voice	—	1,610	(403)	1,207
Data	—	519	(63)	456
Internet	—	1,024	(77)	947
Other	505	82	—	587

Total net operating revenues	$15,699	$3,235	$(545)	$18,389

2007
Wireless services	$15,713	$—	$—	$15,713
Wireless equipment	1,257	—	(19)	1,238
Voice	—	1,808	(400)	1,408
Data	—	621	(41)	580
Internet	—	715	(20)	695
Other	535	88	(2)	621

Total net operating revenues	$17,505	$3,232	$(482)	$20,255

(1)	Revenues eliminated in consolidation consist primarily of commercial local and long distance services provided to the Wireless segment for resale to wireless customers.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Commitments and Contingencies

Litigation, Claims and Assessments

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties proceeded with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to us, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We have reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to us. The Court issued its preliminary approval of the settlement on July 17, 2008, and a final fairness hearing on the settlement is scheduled for November 17, 2008.

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

Various other commercial and employment suits, proceedings and claims, including purported class actions typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Spectrum Reconfiguration Obligations

In recent years, the operations of a number of public safety communications systems in the 800 MHz block of spectrum have experienced interference that is believed to be a result of the operations of commercial mobile radio service providers operating on adjacent frequencies in the same geographic area. In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. In February 2005, Nextel Communications, Inc. accepted the Report and Order, which was necessary before the order became effective, because the Report and Order required Nextel to undertake a number of obligations and accept modifications to its FCC licenses. We assumed these obligations when we merged with Nextel in August 2005.

The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, which the FCC is implementing through modifications to these licenses, and requires us to fund the cost incurred by

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Under the Report and Order, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band, but we are required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC. The Report and Order required the completion of the 800 MHz band reconfiguration within a 36-month period, ending June 26, 2008, with exceptions made with respect to markets that border Mexico and Canada. On May 9, 2008, the FCC issued the Canadian border plan which included a 30-month deadline for completion. As more fully described below, the 800 MHz reconfiguration was not completed within the applicable FCC designated time period due primarily to circumstances outside of our control.

As part of the reconfiguration process in most regions, we must surrender portions of our 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum. On September 11, 2007, the FCC issued a Third Memorandum Opinion and Order, or Third MO&O, in which the FCC ordered, among other things, that by June 26, 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee was not ready to relocate to the vacated spectrum. In addition, the Third MO&O also required licensees to submit waiver requests if they did not believe they would be able to complete their reconfiguration by June 26, 2008. On June 17, 2008, the FCC granted approximately 250 waivers to public safety licensees that had indicated that they would not be able to complete their reconfigurations by June 26, 2008. The FCC also granted interim waivers for an additional 225 licensees and requested further information from an additional 25 licensees before they made a determination as to any extension for those licensees. Additionally, on June 19, 2008, the FCC granted us a blanket waiver to allow us to stay on those channels not yet needed by licensees until such time as the licensee provides us with 60-days notice of the need for their channels. As of June 30, 2008, approximately 200 licensees were operating on their new channels. The granting of the waivers noted above could alleviate some of the spectrum constraints we may face as a result of the Third MO&O. The waiver process does not, however, allow for waivers to be granted for a significant portion of the other spectrum that we need in order to have sufficient capacity during individual reconfigurations with respect to which we are required to give up capacity for a period of time, which can be up to a year, while the licensee reconfigures its system and returns its prior spectrum to us for use. Accordingly, on June 17, 2008, we filed a Petition for Relief and presented a proposal to the FCC regarding a staged, milestone-based reduction in the spectrum that we would otherwise have been required to surrender by June 26, 2008. On June 20, 2008, the FCC granted a 30-day extension of the June 26, 2008 deadline for giving up this spectrum while it reviews our request and proposal, and on July 25, 2008, the FCC granted another 30-day extension of the June 26, 2008 deadline.

Any sudden and significant decrease in network capacity that results from the requirements of the Third MO&O could adversely affect the performance of our iDEN network. To compensate, we could attempt to construct additional sites or acquire additional spectrum, to the extent possible. In those markets where these network investments are not possible, we may be required to curtail subscriber additions and/or incentivize certain existing subscribers of iDEN services to use PowerSource or our high performance walkie-talkie, or QChat, devices (which we market as Nextel Direct Connect on CDMA) or move to our CDMA network until the capacity limitation can be alleviated, particularly if the replacement 800 MHz spectrum is not available for a significant length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. The loss of a significant number of subscribers could adversely affect our Wireless segment and consolidated results of operations.

The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision, plus the actual costs that we incur to retune incumbents and our own facilities under the Report and Order. The FCC

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined under the Report and Order that, for purposes of calculating that payment amount, the value of the 1.9 GHz spectrum is about $4.9 billion and the aggregate value of the 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2.1 billion, which, because of the potential payment to the U.S. Treasury, results in minimum cash expenditures of about $2.8 billion by us under the Report and Order. The FCC has designated the independent Transition Administrator, or TA, to monitor, facilitate and review our expenditures for 800 MHz band reconfiguration.

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. If so, we will be required to pay the difference to the U.S. Treasury, as described above. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program through June 30, 2008, we have incurred approximately $1.4 billion of costs directly attributable to the spectrum reconfiguration program. When expended, these costs are accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset, consistent with our accounting policies. The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2007	2008 Additions	Through June 30, 2008
	(in millions)
FCC licenses	$732	$278	$1,010
Property, plant and equipment	148	1	149
Costs not benefiting our infrastructure or spectrum positions	234	51	285

	$1,114	$330	$1,444

Excluded from the table above are estimated reconfiguration costs incurred to date that are included in property, plant and equipment on our consolidated balance sheet, which are based on allocations between reconfiguration activities and our normal network improvements. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. Since we, the independent TA and the FCC have not yet reached an agreement on our methodology for calculating the amount to be submitted for credit, we cannot provide assurance that we will be granted full credit for certain of these allocated network costs.

We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $2.8 billion and $3.4 billion. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC on May 9, 2008, and the Mexican border region for which there is currently no approved border plan, and does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. As a result of the Third MO&O, we currently anticipate that our apportioned network costs and other costs that we may incur to maintain our network could be substantial and cause the total cost of reconfiguration to exceed $3.4 billion by an amount that could be material; however, the impact of the Third MO&O may be lessened if the FCC grants our Petition for Relief and adopts our proposal for staying on certain spectrum until certain milestones have been achieved by public safety agencies. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit. During the second quarter 2008, we determined, based on the information available to us, that the total cost of reconfiguring the incumbent users of the 800 MHz are likely to be less than $2.5 billion. The TA reviewed our forecasts and recommended to the FCC a $337 million reduction in the letter of credit based on costs incurred through December 31, 2007. The FCC concurred with the TA’s request and, on May 8, 2008, the letter of credit was reduced to $2.2 billion.

Note 10. Subsequent Event

On July 23, 2008, we announced that we will sell and subsequently lease back approximately 3,300 towers to TowerCo for approximately $670 million of net proceeds to be received at closing. We will finalize the number of towers included in this transaction and the related proceeds when the transaction closes which we expect to be in fourth quarter 2008 or sooner.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of June 30, 2008, the related consolidated statements of operations for the quarter and year-to-date periods ended June 30, 2008 and 2007, the related consolidated statements of cash flows for the year-to-date periods ended June 30, 2008 and 2007, and the related consolidated statement of shareholders’ equity for the year-to-date period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

August 6, 2008

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

•

the uncertainties related to the implementation of our business strategies, investments in our networks, our systems, and other businesses, including current investments and additional investments that will be required in connection with the planned deployment of a next generation broadband wireless network;

•

the costs and business risks associated with providing new services and entering new geographic markets, including in connection with the planned deployment of a next generation broadband wireless network;

•

uncertainty regarding satisfaction of the conditions to completion of the transaction with Clearwire Corporation, including receipt of the necessary approvals and satisfaction of the other conditions to closing;

•	the impact of recent downgrades and potential further downgrades in the ratings afforded our debt securities by ratings agencies;

•	the impact of difficulties we may encounter in implementing actions designed to maintain compliance with our financial covenants, including the success of actions involving third parties;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•

the impact of third parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide handset devices or infrastructure equipment for our code division multiple access, or CDMA, network, or Motorola, Inc’s ability or willingness to provide related handset devices, infrastructure equipment and software applications, or to develop new technologies or features, for our integrated Digital Enhanced Network, or iDEN, network;

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

Over the past several months, we have been reviewing our overall business strategy, including our sales, distribution and marketing plans, and working to streamline operations by changing the internal organizational structure of our company. As part of this reorganization, we have named new executives to lead key elements of our business, which we believe when fully implemented, will support quick decision-making, improve execution, strengthen our ability to retain our customer base and deliver on the opportunity provided by our assets. This reorganization is ongoing and is expected to be largely completed in the second half of the current year and fully operational by early 2009. As we refine our business strategy, we continue to evaluate opportunities to strengthen our business and implement cost reduction initiatives which may include de-levering and disposing of assets. For example, we are exploring alternatives for our iDEN network and related operations that include improving operations, making additional investments, entering into strategic partnerships and considering potential divestitures. We have not identified all strategic and structural alternatives that may be available to us, and do not know whether we will elect to pursue any alternatives. We may at any time be discussing or negotiating transactions that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

We believe the communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and quality of service. Although we believe that many of our targeted customers base their purchase decisions on quality of service and the availability of differentiated features and services, competitive pricing, both in terms of the monthly recurring charges and the number of minutes or other features available under a particular rate plan, and handset offerings and pricing are often important factors in potential customers’ purchase decisions. We also believe consumer and business spending is impacted by changes in the United States economy, and we will monitor any impacts to our business.

The FCC regulates the licensing, operation, acquisition and sale of the licensed radio spectrum that is essential to our business. The FCC and state Public Utilities Commissions also regulate, in whole or part, the provision of communications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to our business could impose significant additional costs either in the form of direct out-of-pocket costs or additional compliance obligations.

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

Through our Wireless segment, we, together with the PCS Affiliates and resellers of our wholesale wireless services, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, providing wireless coverage in over 360 metropolitan markets, including 344 of the 349 largest U.S. metropolitan areas, and serving about 52 million wireless subscribers as of June 30, 2008. We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in numerous countries. Our CDMA network utilizes high-speed evolution data optimized, or EV-DO, technology to provide high-speed data applications. We have incorporated EV-DO Rev. A, the most recent version of EV-DO technology that is designed to support a variety of internet protocol, or IP, video, and high performance walkie-talkie applications, using QUALCOMM Incorporated’s Q-Chat® technology (which we market as Nextel Direct Connect, or NDC, on CDMA), into over 86% of our CDMA network.

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

We offer a broad portfolio of data services across our CDMA network, including data and text messaging, photo and video offerings, entertainment and location-based applications, and mobile broadband applications for laptops and other devices. We have also launched the QChat® technology in 2008. This technology provides high performance walkie-talkie services on our CDMA network, and we have interfaces to provide interoperability of walkie-talkie services between our CDMA and iDEN networks. We expect that the NDC devices will eventually replace the PowerSource™ devices, which operate seamlessly between our CDMA and iDEN networks. For information regarding a dispute involving the intellectual property rights of QUALCOMM that relate to QChat, see Item 1A. “Risk Factors—The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others” in our annual report on Form 10-K for the year ended December 31, 2007.

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

Post-Paid and Prepaid Subscribers

The wireless industry is subject to intense competition, which impacts our ability to attract and retain subscribers for wireless services. Most markets in which we operate have very high rates of penetration for wireless services, which limits the growth of subscribers of wireless services. Consequently, we believe that wireless carriers must attract a greater proportion of new subscribers from the existing customer bases of competitors rather than from first time purchasers of wireless services. Because of high penetration rates, first time purchasers of wireless services tend to have lower credit ratings or no credit history. As a result, wireless carriers have focused considerable efforts on the care and service of existing subscribers and retention of valued customers. Some of our competitors have reported significant improvements in their post-paid customer retention rates (i.e., rates of customer churn). The combination of decreased rates of churn of some of our competitors, together with a slowing in the rate of subscriber growth, has reduced the pool of potential subscribers making wireless service provider decisions.

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

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Net additions (losses) (in thousands)
Post-paid:
iDEN	(744)	(662)	(700)	(686)	(684)	(527)
CDMA	524	678	363	3	(386)	(249)

Total	(220)	16	(337)	(683)	(1,070)	(776)

Boost Mobile-branded service:
iDEN-based prepaid	272	70	(57)	(202)	(543)	(250)
CDMA-based unlimited local calling plan	3	99	124	257	343	112

Total	275	169	67	55	(200)	(138)

End of period subscribers (in thousands)
iDEN post-paid	16,535	15,472	14,355	13,246	12,179	11,330
CDMA post-paid(1)	25,050	26,129	27,079	27,505	27,502	27,575

Total	41,585	41,601	41,434	40,751	39,681	38,905

Boost Mobile prepaid	4,284	4,354	4,297	4,095	3,552	3,302
Boost Mobile unlimited local calling plan	3	102	226	483	826	938

Total	4,287	4,456	4,523	4,578	4,378	4,240

Monthly customer churn rate
Direct post-paid(2)	2.3%	2.0%	2.3%	2.3%	2.45%	2.0%
Direct prepaid	7.0%	6.8%	6.2%	7.5%	9.9%	7.4%

(1)	Includes subscribers with PowerSource devices and subscribers who have changed from using an iDEN to a CDMA handset.
(2)	During the third quarter 2007, we implemented an additional churn rule to remove the impact of activations and deactivations occurring within 30 days in the same account. The new rule, which we believe presents a more precise churn calculation, reduced churn by 10 basis points to 2.3% in the third quarter 2007. The additional churn rule did not impact reported net additions or results of operations. Prior period churn figures have not been adjusted for this additional churn rule.

Throughout 2007 and the year-to-date period 2008, we endeavored to retain subscribers and attract new subscribers by continuing our focus on improving our customer care and sales and distribution functions. We have launched a new rate plan, known as “Simply Everything,” which offers customers unlimited domestic talking, web surfing, emailing, direct connect, domestic texting, video and picture sharing for $99.99 per month. We also broadened our handset portfolio through the introduction of several new NDC devices and other new competitive CDMA handsets.

Despite our efforts, we lost 249,000 net post-paid subscribers on the CDMA network and 527,000 net post-paid subscribers on the iDEN network during the second quarter 2008. The subscriber losses were due in part to a decline in new post-paid subscribers caused primarily by increased advertising and promotions by our competitors compared to us, consumer sentiments regarding our networks and customer care, and recent measures taken by us to increase the credit quality of our customers. We continually monitor and adjust our credit policies in an effort to attract desirable and profitable customers, including lower credit quality customers. Our ratio of subscribers with a prime credit rating to those with a subprime credit rating has improved from the second quarter 2007. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of subscriber trends.

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

Post-paid involuntary churn improved during the second quarter 2008 primarily due to a continued increase in the credit quality of our subscribers, improved collection efforts, as well as seasonal trends. We believe that voluntary churn has recently improved on the CDMA network primarily due to our retention efforts which include new rate plan offerings and improving the customer experience. Voluntary churn among iDEN subscribers has remained relatively stable. Our overall 2008 post-paid churn remains high relative to that of our competitors and consequently we continue to focus on improving the customer experience in order to reduce churn. In the second quarter 2008, prepaid churn related to traditional users returned to levels consistent with 2007, while the churn rate for Boost Unlimited users increased in recent periods. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of subscriber trends.

Average Revenue per Subscriber

Below is a table showing our average revenue per post-paid and prepaid subscriber for each quarter beginning with the first quarter 2007.

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Average monthly service revenue per user
Direct post-paid	$59	$60	$59	$58	$56	$56
Direct prepaid	$32	$31	$30	$28	$29	$30

Average monthly service revenue per subscriber for the quarter is calculated by dividing our quarterly service revenue by the sum of our average number of subscribers for each month in the quarter. Changes in average monthly post-paid service revenue reflect subscribers who change rate plans, the level of voice and data usage during a quarter, the amount of service credits which we offer our customers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Average monthly service revenue per subscriber in the second quarter 2008 was flat as compared to the first quarter 2008 as we improved the retention of our higher revenue subscribers and lessened the impact of rate plan migrations. Our retention efforts have focused on improving the customer experience including, but not limited to, new Simply Everything bundled plans which provide unlimited voice, data, text, and direct connect services, and improved service levels from our customer care centers. The decline in average monthly post paid service revenue per subscriber in previous quarters is primarily due to the loss of subscribers with higher priced service plans, while new subscribers have selected lower priced service plans and existing subscribers are migrating to lower priced, volume based and shared plans such as family add-on plans. Our average monthly service revenue is also impacted by the number of service credits accepted by our customers, which have increased recently as part of our retention efforts. The increase in average monthly prepaid service revenue per subscriber in recent quarters is due to higher access charges received from our Boost Unlimited users during recent quarters, combined with more stable average revenue per subscriber from our traditional prepaid users. There is no assurance that average service revenue per post-paid and prepaid subscriber will continue at these rates.

Segment Earnings

Wireless segment earnings is primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our customers include the net cost at which we sell our handsets, referred to as handset subsidies, as well as the marketing and sales costs incurred to attract those customers. Network costs primarily represent switch and cell site costs and interconnection costs generally consist of per-minute use fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization, back office support and bad debt expense. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the growth in our subscriber base, but certain elements are fixed.

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

The Report and Order implemented rules to reconfigure spectrum in the 800 MHz band, in a 36-month phased transition process. We surrendered certain portions of our holdings in the 800 MHz spectrum band and are obligated to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. As part of this process, in most markets, we must cease using portions of 800 MHz spectrum during the reconfiguration before we are able to commence use of replacement 800 MHz spectrum. Based on the terms of the Report and Order and subsequent FCC and 800 MHz Transition Administrator, or TA, actions, we have been planning and implementing spectrum exchanges with each affected public safety agency based upon that agency’s plan to complete the reconfiguration process, thereby limiting the time from when we cease using the surrendered spectrum and when the replacement spectrum is available for our use. In September 2007, the FCC issued an order, the Third Memorandum Opinion and Order, or Third MO&O, that, among other things, required that by June 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee was not ready to relocate to the vacated spectrum, which could result in a sudden and significant decrease in network capacity, which in turn would adversely affect the performance of our iDEN network. We appealed this order in the U.S. Court of Appeals for the D.C. Circuit. On May 2, 2008, the Court affirmed the FCC’s decision in the Third MO&O. While we are still evaluating the impact of this decision, we remain committed to identifying a resolution to this matter that balances achieving the goals of 800 MHz reconfiguration with meeting the mobile communications needs of our customers. Accordingly, on June 17, 2008, we filed a Petition for Relief and presented a proposal to the FCC regarding a staged, milestone-based reduction with regard to certain spectrum that would otherwise have been required to have been given up by June 26, 2008. On June 20, 2008, the FCC granted a 30-day extension of the June 26, 2008 deadline for giving up this spectrum while it reviews our request and proposal, and on July 25, 2008, the FCC granted another 30-day extension of the June 26, 2008 deadline.

Additionally, on June 17, 2008, the FCC granted approximately 250 waivers to licensees that had indicated that they would not be able to complete their reconfigurations by June 26, 2008. The FCC also granted interim waivers for an additional 225 licensees and requested further information from an additional 25 licensees before they made a determination as to any extension for those licensees. On June 19, 2008, the FCC also granted us a blanket waiver to allow us to stay on those channels not yet needed by licensees until such time as the licensee provides us with 60-days notice of the need for their channels.

If the FCC does not accept our proposal to give up certain channels based on the achievement of certain milestones by public safety, we could attempt to construct additional sites or acquire additional spectrum, to the extent possible. In those markets where these network investments are not possible, we may be required to curtail subscriber additions and/or incentivize certain existing subscribers of iDEN services to use PowerSource and QChat devices or move to our CDMA network until the capacity limitation can be alleviated, particularly if the replacement 800 MHz spectrum is not available for an extended length of time. Degradation in network performance in any market could result in higher subscriber churn in that market. The loss of a significant number of subscribers could adversely affect our results of operations.

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights we received exceeds the total of (i) the value of spectrum rights that we surrendered and (ii) certain qualifying costs. If so, we will be required to pay the difference to the U.S. Treasury. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program through June 30, 2008, we have incurred approximately $1.4 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $2.8 and $3.4 billion. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC on May 9, 2008, and the Mexican border region for which there is currently no approved border plan, and does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 gigahertz, or GHz, spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. As a result of the Third MO&O, we currently anticipate that our apportioned network costs and other costs that we may incur to maintain our network, could be substantial and cause the total cost of reconfiguration to exceed $3.4 billion by an amount that could be material; however, the impact of the Third MO&O may be lessened if the FCC grants our Petition for Relief and adopts our proposal to stay on certain channels. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit. During the second quarter 2008, we determined based on the information available to us that the total cost of reconfiguring the incumbent users of the 800 MHz are likely to be less than $2.5 billion. The TA reviewed our forecasts and recommended to the FCC a $337 million reduction in the letter of credit based on costs incurred through December 31, 2007. The FCC concurred with the TA’s request and, on May 8, 2008, the letter of credit was reduced to $2.2 billion.

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

Emergency Backup Power Rules

In October 2007, the FCC adopted rules that require wireless carriers to have eight hours of backup power at their cell sites and remote terminals. Wireless carriers may be able to exclude some of these facilities from the requirement if they can demonstrate in a report to be filed with the FCC within six months after the rules become effective that the installation of the equipment necessary to comply with the eight-hour backup rules, e.g., generators or batteries, presents a risk to safety, life or health; is precluded by private legal obligation or agreement; or is precluded by Federal, state, tribal or local law. For those facilities that do not fall within one of these exclusions, wireless carriers are required to bring such facilities into compliance with the backup power rules within twelve months from the effective date of the rules or file with the FCC a certified emergency backup power compliance plan detailing how the wireless carrier intends to meet the backup power requirements. The rules have not become effective. Assuming that compliance with these rules is even possible, which is not likely, such compliance could result in significant costs to us. We have requested and been granted a stay of the rules by the U.S. Court of Appeals for the District of Columbia pending the decision by the same court on the Petitions for Review which we, CTIA-The Wireless Association® and USA Mobility have filed. In June 2008, the Court issued a decision holding the appeals in abeyance until the Office of Management and Budget determines whether the FCC’s imposition of these new reporting obligations meets the requirements of the Paperwork Reduction Act.

Wireline

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services targeted to domestic business customers, multinational corporations and other communications companies. These services include domestic and international data communications using various protocols, such as multi-protocol label switching, or MPLS, technologies, IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. We also provide services to the cable multiple system operators, or MSOs, that resell our local and long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

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

WiMAX Initiative

On May 7, 2008, we entered into a definitive agreement with Clearwire Corporation to combine our next generation wireless broadband businesses to form a new wireless communications company to be called Clearwire. In addition, six independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc., Bright House Networks and Trilogy Equity Partners, have agreed to invest $3.2 billion in the new Clearwire. The new Clearwire will be focused on expediting the deployment of the first nationwide mobile WiMAX network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. Upon completion of the proposed transaction, which we expect to occur in the fourth quarter 2008, we will become the largest shareholder in the new Clearwire with approximately 51% of the equity ownership, with final determination of our ownership made based on the trading price of the new Clearwire stock ninety days after close.

Results of Operations

We present consolidated information as well as separate supplemental financial information for our two reportable segments, Wireless and Wireline. The disaggregated financial results for our two reportable segments have been prepared in a manner that is consistent with the basis and manner in which our chief operating decision maker evaluates segment performance and makes resource allocation decisions. Consequently, segment earnings is defined as wireless or wireline operating income before other segment expenses, such as depreciation, amortization, severance, exit costs, asset impairments and other, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities, certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding, and other integration costs. See note 8 of the Notes to Consolidated Financial Statements for additional information on our segments. For reconciliations of segment earnings to the closest generally accepted accounting principles measure, operating income, see the tables set forth in “—Wireless” and “—Wireline” below. We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Consolidated

	Quarter Ended June 30,		Year-to-Date June 30,
	2008	2007	2008	2007
	(in millions)
Net operating revenues	$9,055	$10,163	$18,389	$20,255
Net (loss) income	(344)	19	(849)	(192)

Net operating revenues decreased 11% in the second quarter 2008 as compared to the second quarter 2007 and decreased 9% from the year-to-date period 2007 to year-to-date period 2008, reflecting the continuing decline in revenues from our Wireless segment, due to declines in the average revenue per subscriber and a decrease in the number of wireless subscribers. For additional information, see “—Segment Results of Operations” below.

In the second quarter 2008, we incurred a net loss of $344 million compared to net income of $19 million in the second quarter 2007, and we incurred a net loss of $849 million in the year-to-date period 2008 compared to a net loss of $192 million in the year-to-date period 2007, primarily due to a decline in our Wireless segment earnings due to the reasons stated above. For additional information, see “—Segment Results of Operations” and “—Consolidated Information” below.

Presented below are results of operations for our Wireless and Wireline segments, followed by a discussion of results of operations of consolidated information.

Segment Results of Operations

Wireless

	Quarter Ended June 30,			Year-to-Date June 30,
	2008	2007	Change	2008	2007	Change
	(dollars in millions)
Service	$7,005	$7,898	(11)%	$14,128	$15,713	(10)%
Wholesale, affiliate and other	252	276	(9)%	505	535	(6)%

Total services revenue	7,257	8,174	(11)%	14,633	16,248	(10)%
Cost of services	(2,207)	(2,144)	3%	(4,321)	(4,254)	2%

Service gross margin	$5,050	$6,030	(16)%	$10,312	$11,994	(14)%

Service gross margin percentage	70%	74%		70%	74%
Equipment revenue	$479	$612	(22)%	$1,066	$1,257	(15)%
Cost of products	(1,176)	(1,257)	(6)%	(2,441)	(2,638)	(7)%

Equipment net subsidy	$(697)	$(645)	8%	$(1,375)	$(1,381)	0%

Equipment net subsidy percentage	(146)%	(105)%		(129)%	(110)%
Selling, general and administrative expense	$(2,485)	$(2,714)	(8)%	$(5,268)	$(5,547)	(5)%
Wireless segment earnings	1,868	2,671	(30)%	3,669	5,066	(28)%
Merger and integration expenses(1)	(35)	(122)	(71)%	(101)	(181)	(44)%
Severance, exit costs, asset impairments and other(2)	(85)	(90)	(6)%	(274)	(249)	10%
Depreciation(2)	(1,321)	(1,272)	4%	(2,679)	(2,501)	7%
Amortization(2)	(689)	(905)	(24)%	(1,385)	(1,818)	(24)%
Wireless operating (loss) income	(262)	282	NM	(770)	317	NM

NM—Not	Meaningful
(1)	Merger and integration expenses are discussed in the Consolidated Information section.
(2)	Severance, exit costs, asset impairments, depreciation and amortization are discussed in the Consolidated Information section.

Service Revenue

Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees, net of service credits. Service revenue totaled $7.0 billion for the second quarter 2008 and $14.1 billion for the year-to-date period 2008 and $7.9 billion for the second quarter 2007 and $15.7 billion for the year-to-date period 2007.

The following is the summary of our average subscribers and average revenue per subscriber for the quarters and year-to-date periods ended June 30, 2008 and 2007.

	Quarter Ended June 30,		Change(2)	Year-to-Date June 30,		Change(2)
	2008	2007		2008	2007
Average post-paid subscribers(1) (in thousands)	39,286	41,554	(2,268)	39,726	41,596	(1,870)
Average prepaid subscribers(1) (in thousands)	4,292	4,375	(83)	4,372	4,243	129
Average monthly service revenue per user:
Direct post-paid	$56	$60	$(4)	$56	$60	$(4)
Direct prepaid	30	31	(1)	30	31	(1)
Average direct post and prepaid	54	57	(3)	54	57	(3)

(1)	Average subscribers represent the average number of direct subscribers included in our customer base during the period, net of deactivated subscribers.
(2)	A summary of changes in net additions to subscribers and average monthly revenue per subscriber since the first quarter 2007 may be found on pages 29 and 30.

Service revenue decreased 11% in the second quarter 2008 as compared to the second quarter 2007 and 10% in the year-to-date period 2008 compared to the year-to-date period 2007, primarily due to a decline in average monthly service revenue per direct post-paid user and a decrease in the average number of direct post-paid subscribers, which resulted in a decrease of approximately $880 million between quarterly periods and approximately $1.6 billion between year-to-date periods.

Over half of the decline in post-paid service revenue for the quarter and year-to-date period as compared to the same periods in 2007 is attributable to the decrease in average monthly service revenue per subscriber. This decrease is primarily due to our loss of subscribers with higher priced service plans, as well as those who generated more overage revenues, and an increase in the number of customers accepting credits we offered as part of our overall retention efforts. In addition, we have added new subscribers on lower priced service plans and migrated existing subscribers to lower priced, volume based and shared plans. However, this has been partially offset by new and existing subscribers recently migrating to our Simply Everything plans. See discussion of service revenue in “—Wireless Segment Earnings” below.

We continue to experience a net loss of iDEN subscribers during the year-to-date period 2008, including more than 705,000 subscribers that transferred to the CDMA network. We have also experienced a slight net increase in CDMA subscribers during the year-to-date period 2008, inclusive of the transfers above. Our overall subscriber losses were due in part to a decline in new post-paid subscribers caused primarily by increased advertising and promotions by our competitors compared to us and a maturing wireless telecommunications market. In addition, consumer sentiment regarding our networks, customer care and recent measures taken by us to increase the credit quality of our customers has impacted our ability to acquire new customers. However, we believe that new subscribers are attracted to our differentiated products and services, particularly CDMA-based data-related services, and other non-voice services. These products and services include data cards, downloading music, global positioning satellite, or GPS, enabled navigation services, instant messaging and emails, sending and receiving pictures, playing on-line games, browsing the Internet wirelessly, and with our PowerSource and Qchat devices, using walkie-talkie applications. See subscriber trends discussed in “—Wireless Segment Earnings” below.

Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenue consists primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers and net revenues retained from wireless subscribers residing in PCS Affiliate territories. Wholesale, affiliate and other revenue declined 9% and 6% during the second quarter and year-to-date periods 2008, respectively, compared to the second quarter and year-to-date period 2007, primarily due to a decline in average monthly service revenue per wholesale subscriber. In the year-to-date period 2008, wholesale subscriber additions were 157,000, reflecting a 10,000 decline in the second quarter 2008, resulting in about 7.8 million subscribers at quarter end, compared to about 7.0 million subscribers at June 30, 2007.

Cost of Services

Cost of services consists primarily of:

•

costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with our network employees and spectrum frequency leasing costs;

•

fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline providers for calls terminating on their networks, which fluctuates in relation to the level and duration of those terminating calls;

•	long distance costs paid to the Wireline segment;

•	costs to service and repair handsets and activate service for new subscribers;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as ringers, games, music, TV and navigation services by our customers.

Cost of services increased 3% in the second quarter 2008 and 2% in the year-to-date period 2008 compared to the second quarter and year-to-date period 2007, primarily reflecting increased costs relating to data and voice roaming outside of our networks, increased service and repair and network costs offset by lower employee related and variable telecommunications costs.

Service gross margin declined in the second quarter and year-to-date period 2008 due to the reasons described above.

Subsidy

We recognize equipment revenue and corresponding costs of handsets and accessories when title to the handset or accessory passes to the dealer or end-user customer. Our marketing plans assume that handsets typically will be sold at prices below our cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to customers such as offering new handsets at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, we reduce the cost of handsets by any rebates that we earn from the supplier. Cost of handsets and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. Equipment costs in excess of the revenues generated from equipment sales (referred to in our industry as subsidy) as a percentage of equipment revenues increased to 146% in the second quarter 2008 from 105% in the second quarter 2007 and increased to 129% in the year-to-date period 2008 from 110% in the year-to-date period 2007, primarily due to:

•	a 22% and 15% decline in equipment revenue for the second quarter and year-to-date period 2008, primarily due to a decrease in the number of handsets sold, and

•

a 6% and 7% decrease in the cost of handsets and accessories for the second quarter and year-to-date period 2008, primarily due to a decrease in the number of handsets sold. For the quarter-to-date period, this decline was partially offset by an increase in the average cost per handset sold as we continue to sell a greater number of higher priced units, including several new devices with increased functionality introduced during the second quarter 2008.

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

Sales and marketing expense decreased 19% in the second quarter 2008 from the second quarter 2007 and 14% in the year-to-date period 2008 from the year-to-date period 2007. The decrease we have experienced is primarily due to the decline in gross subscriber additions and a decline in advertising expenses and labor related costs due to our cost reduction activities.

General and administrative costs were almost flat the second quarter 2008 from the second quarter 2007 and increased 2% in the year-to-date period 2008 from the year-to-date period 2007. The increase in costs is primarily due to increases in customer care costs, reflecting additional customer care representatives partially offset by decreases in employee related costs. Bad debt expense was $159 million and $405 million for the quarter and year-to-date period ended June 30, 2008, representing a $19 million decrease and a $33 million increase when compared to the second quarter and the year-to-date periods 2007, respectively. The decrease for the quarter is primarily due to an overall improvement in our aged accounts receivable for the quarter ended June 30, 2008 when compared to 2007 and a reduction in the expected number of accounts to be written off. The increase in the year-to-date period when compared to 2007 was primarily due to higher expected average write-offs per account as compared to 2007 levels.

Wireless Segment Earnings

Wireless segment earnings decreased $803 million or 30% in the second quarter 2008 from the second quarter 2007 and decreased $1.4 billion or 28% in the year-to-date period 2008 from the year-to-date period 2007, primarily due to declines in service revenue.

Based on information currently available to management, we expect to experience continued downward pressure on Wireless segment earnings over the next few quarters. Specifically, we expect service revenue to continue to decline over the next few quarters due to expected declines in the number of subscribers, as well as a modest decline in our average monthly service revenue per user as growth from our data services is expected to only partially offset declines in voice services. The expected decline in the number of subscribers over the next few quarters is driven by expected declines in our iDEN subscribers, partially offset by a modest increase in CDMA subscribers. In addition, we have recently lowered the prices of certain handset devices and continue to make targeted investments to improve churn, which may cause an increase in our equipment net subsidy, which could increase the overall cost to acquire and retain subscribers. Although management has implemented a program designed to decrease our cost structure by among other things, reducing our labor costs and eliminating poor performing distribution points, we do not expect that these cost reductions will offset the expected service revenue declines and increases in net equipment subsidy over the next few quarters as described above.

Wireline

	Quarter Ended June 30,		Change	Year-to-Date June 30,		Change
Wireline	2008	2007		2008	2007
	(dollars in millions)
Voice	$786	$910	(14)%	$1,610	$1,808	(11)%
Data	252	310	(19)%	519	621	(16)%
Internet	528	371	42%	1,024	715	43%
Other	39	43	(9)%	82	88	(7)%

Total net services revenue	1,605	1,634	(2)%	3,235	3,232	—%
Costs of services and products	(1,064)	(1,125)	(5)%	(2,148)	(2,248)	(4)%

Service gross margin	$541	$509	6%	$1,087	$984	10%

Service gross margin percentage	34%	31%		34%	30%
Selling, general and administrative expense	$(242)	$(250)	(3)%	$(501)	$(520)	(4)%
Wireline segment earnings	299	259	15%	586	464	26%
Severance, exit costs, asset impairments and other(1)	(17)	—	NM	(58)	(55)	5%
Depreciation(1)	(139)	(133)	5%	(270)	(260)	4%
Wireline operating income	143	126	13%	258	149	73%

NM—Not Meaningful

(1)	Severance, exit costs, asset impairments, depreciation and amortization are discussed in the Consolidated Information section. Other expense includes charges associated with legal contingencies.

Voice Revenue

Voice revenue decreased 14% in the second quarter 2008 as compared to the second quarter 2007 and decreased 11% in the year-to-date period 2008 as compared to the year-to-date period 2007, primarily as a result of a decrease in our customer base and continued price declines.

Voice revenue of our retail business decreased 21% in the second quarter 2008 from the second quarter 2007 and decreased 17% in the year-to-date period 2008 from the year-to-date period 2007, primarily due to lower volumes.

Voice revenue related to our wholesale business decreased 12% in the second quarter 2008 and decreased 11% in the year-to-date period 2008 from the year-to-date period 2007. The decrease was primarily due to volume declines.

Voice revenue generated from the provision of services to Wireless represented 26% of total voice revenue for the second quarter 2008 as compared to 23% for the second quarter 2007 and 25% for the year-to-date period 2008 as compared to 22% for the year-to-date period 2007.

Data Revenue

Data revenue reflects sales of legacy data services, including ATM, frame relay, managed network, and private line services. Data revenue decreased 19% in the second quarter 2008 as compared to the second quarter 2007 and decreased 16% for the year-to-date period 2008 as compared to the year-to-date period 2007, primarily due to customer migrations to IP-based technologies.

Data revenue generated from the provision of services to Wireless represented 12% of total data revenue for the second quarter 2008 as compared to 7% for the second quarter 2007 and 11% for the year-to-date period 2008 as compared to 7% for the year-to-date period 2007.

Internet Revenue

Internet revenue reflects sales of IP-based data services, including MPLS. Internet revenue increased 42% in the second quarter 2008 as compared to the second quarter 2007 and increased 43% in the year-to-date period 2008 as compared to the year-to-date period 2007. The increase was due to higher dedicated IP revenue as business customers increasingly migrate to MPLS services, as well as revenue growth in our cable voice over IP, or VoIP, business, which experienced a 60% increase in the second quarter 2008, as compared to the second quarter 2007 and a 62% increase in the year-to-date period 2008 as compared to the year-to-date period 2007.

Internet revenue generated from the provision of services to Wireless represented 10% of total Internet revenue for the second quarter 2008 as compared to 3% for the second quarter 2007 and 8% for the year-to-date period 2008 as compared to 3% for the year-to-date period 2007.

Other Revenue

Other revenue, which primarily consists of customer premises equipment, decreased 9% in the second quarter 2008 as compared to the second quarter 2007 and decreased 7% in the year-to-date period 2008 as compared to the year-to-date period 2007 as a result of fewer projects.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased 5% in the second quarter 2008 from the second quarter 2007 and decreased 4% in the year-to-date period 2008 from the year-to-date period 2007 due to improved access cost rates and declining voice and data volumes, partially offset by increased volumes in the cable VoIP business. Network cost decreased due mainly to headcount reductions.

Service gross margin increased from 31% in the second quarter 2007 to 34% in the second quarter 2008 and from 30% in the year-to-date period 2007 to 34% in the year-to-date period 2008, primarily as a result of the decrease in cost of services and products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased 3% in the second quarter 2008, as compared to the second quarter 2007 and decreased 4% in the year-to-date period 2008 as compared to the year-to-date period 2007. The decline was primarily due to headcount reductions and decreased customer care expenses due to a smaller customer base. These declines were partially offset by increases in costs associated with cable VoIP support in the second quarter and the year-to-date period 2008.

Wireline Segment Earnings

Wireline segment earnings increased $40 million or 15% in the second quarter 2008 from the second quarter 2007 and $122 million or 26% in the year-to-date-period 2008 from year-to-date period 2007, primarily due to a decrease in credits and adjustments and a decrease in costs of services and products. An increase in Internet revenue, generally reflecting new customers, was offset by decreases in voice and data revenue.

Based on information currently available to management, we expect to experience a decline in Wireline segment earnings in the third quarter principally due to an expected decline in voice revenue due to lower pricing on commercial contracts and continued pressure in the long distance market, partially offset by growth in Internet revenue. In addition, increased competition and the excess capacity resulting from new technologies and networks may result in further price reductions. See “—Forward-Looking Statements.”

Consolidated Information

	Quarter Ended June 30,		Change	Year-to-Date June 30,		Change
	2008	2007		2008	2007
	(dollars in millions)
Selling, general and administrative expenses	$(2,826)	$(3,107)	(9)%	$(6,014)	$(6,366)	(6)%
Severance, exit costs and asset impairments	(105)	(85)	24%	(336)	(259)	30%
Depreciation	(1,468)	(1,407)	4%	(2,961)	(2,762)	7%
Amortization	(689)	(906)	(24)%	(1,386)	(1,819)	(24)%
Interest expense	(352)	(365)	(4)%	(691)	(732)	(6)%
Interest income and other, net	11	43	(74)%	33	70	(53)%
Income tax benefit	207	25	NM	517	153	NM
Net (loss) income	(344)	19	NM	(849)	(192)	NM

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to the Wireless segment were $2.5 billion and $5.3 billion in the second quarter 2008 and the year-to-date period 2008 and $2.7 billion and $5.5 billion in the second quarter 2007 and the year-to-date period 2007. The selling, general and administrative expenses related to the Wireline segment were $242 million and $501 million in the second quarter 2008 and the year-to-date period 2008, as compared to $250 million and $520 million in the second quarter 2007 and the year-to-date period 2007.

In addition to the selling, general and administrative expenses discussed in the segment earnings, we incurred corporate general and administrative expenses of $81 million in the second quarter 2008 and $180 million in the year-to-date period 2008 and $90 million in the second quarter 2007 and $146 million in the year-to-date period 2007, including corporate merger and integration costs of $9 million in the second quarter 2008 and $29 million in the year-to-date period 2008 and $41 million in the second quarter 2007 and $81 million in the year-to-date period 2007 as discussed in “—Merger and Integration Expenses” below. Also included in corporate general and administrative expenses are $77 million and $153 million of expenses related to the planned deployment of a next generation broadband wireless network incurred in the second quarter 2008 and the year-to-date period 2008 and $48 million and $64 million incurred in the second quarter 2007 and the year-to-date period 2007.

Merger and Integration Expenses

We incurred $44 million of merger and integration expenses in the second quarter 2008 and $130 million in the year-to-date period 2008 compared to $163 million in the second quarter 2007 and $262 million in the year-to-date period 2007. Of these amounts, $35, $101, $122 and $181 million, respectively, are included in our Wireless segment as the expenses are solely and directly attributable to that segment. These expenses are generally classified as selling, general and administrative and cost of products as appropriate in our consolidated statement of operations. Merger and integration expenses that are not solely and directly attributable to the Wireless segment are included in our Corporate segment and are classified as selling, general and administrative expenses. Merger and integration expense continued to decrease in the second quarter 2008 compared to the second quarter 2007, primarily due to declines in employee and consulting costs.

Severance, Exit Costs and Asset Impairments

We had severance, exit costs and asset impairments of $105 million and $336 million in the second quarter 2008 and the year-to-date period 2008 compared to $85 million and $259 million for the second quarter 2007 and the year-to-date period 2007.

We recorded severance and exit costs of $105 million and $325 million in the second quarter 2008 and the year-to-date period 2008 and $43 million and $209 million in the second quarter 2007 and the year-to-date period 2007 related to the separation of employees and continued organizational realignment initiatives. In addition to the costs described above, we recorded an immaterial amount of impairments during the second quarter and the year-to-date period 2008. For the second quarter 2007 and the year-to-date period 2007, we wrote off $42 million and $50 million primarily related to the sale of Velocita Wireless Holding Corporation, the closing of retail stores due to integration activities and the write off of network assets.

Depreciation and Amortization Expense

Depreciation expense increased 4% in the second quarter 2008 from the second quarter 2007 and increased 7% in the year-to-date period 2008 from the year-to-date period 2007, primarily due to increases to our in service network assets. These increases were partially offset by the impact of our annual review of depreciation rates and lives completed in the quarter ended March 31, 2008. These rate changes are primarily related to certain assets becoming fully depreciated and net changes in service lives of assets primarily in the CDMA network. The impact of these changes is expected to reduce annual depreciation expense by about $135 million. Additionally, the impact of these changes reduced the Wireless segment second quarter and the year-to-date 2008 depreciation expense by about $25 million and $50 million, and reduced the Wireline segment second quarter and the year-to-date 2008 depreciation expense by about $10 million and $20 million, respectively.

Amortization expense decreased $217 million and $433 million in the second quarter 2008 and the year-to-date period 2008 from the second quarter 2007 and the year-to-date period 2007, respectively, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. See note 2 to the Notes to Consolidated Financial Statements for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense decreased $13 million in the second quarter 2008 as compared to the second quarter 2007 and $41 million in the year-to-date period 2008 as compared to the year-to-date period 2007, due to the reduction in the effective interest rates on our long-term debt, partially offset by the increase in the average long-term debt balance related to the draw down of $2.5 billion under the revolving bank credit facility in February 2008. The effective interest rate on our average long-term debt balance of $23.9 billion in the second quarter 2008 was 6.4%. The effective interest rate on our average long-term debt balance of $21.9 billion in the second quarter 2007 was 7.0%. The effective interest rate on our average long-term debt balance of $23.4 billion in the year-to-date period 2008 was 6.5%. The effective interest rate on our average long-term debt balance of $21.8 billion in the year-to-period 2007 was 7.0%. The effective interest rate includes the effect of interest rate swap agreements. As of June 30, 2008, the average floating rate of interest on the interest rate swaps was 6.0%, while the weighted average coupon on the underlying debt was 7.5%. See “—Liquidity and Capital Resources” for more information on our financing activities.

Interest Income and Other, Net

Interest income includes dividends received from certain investments in equity securities and interest earned on marketable debt securities and cash equivalents. In the second quarter 2008, interest income and other decreased $32 million as compared to the second quarter 2007 and decreased $37 million in the year-to-date period 2008 compared to the year-to-date period 2007 primarily due to the $20 million premium paid on the early retirement of our senior notes in June 2008.

Other includes equity in earnings of unconsolidated investees, which remained flat in the second quarter 2008 and the year-to-date period 2008 compared to the second quarter 2007 and the year-to-date period 2007.

Income Tax Benefit

Our consolidated effective tax rate was a 37.8% and 44.3% benefit for the year-to-date periods 2008 and 2007, respectively, due to net losses. Information regarding the items that caused the effective tax rates to vary from the statutory federal rate for income taxes can be found in note 5 of the Notes to Consolidated Financial Statements.

Net (Loss) Income

We recorded net losses of $344 million and $849 million in the second quarter 2008 and the year-to-date period 2008 compared to net income of $19 million in the second quarter 2007 and a net loss of $192 million in the year-to-date period 2007, respectively. Our second quarter 2008 and the year-to-date period 2008 net losses were primarily due to decreases in our Wireless segment revenue, while the year-to-date period 2007 loss was principally due to increases in our Wireless segment operating expenses, including an increase in severance costs related to workforce reductions.

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as local and long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, directory assistance, and operator-assisted calling and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each bill cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Subscriber revenue earned but not billed represented about 11% of our accounts receivable balance as of June 30, 2008.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to large wireless and wireline customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, estimated proceeds from future bad debt sales, and other qualitative considerations, including macro-economic factors. The accounting estimates related to the recognition of revenue require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, and future returns and mail-in rebates on handset sales. The allowance amounts recorded represent our best estimate of future outcomes; to the extent that our actual experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. Any resulting adjustments would change the net accounts receivable reported on our consolidated balance sheet, and bad debt expense, in the case of estimates related to doubtful accounts, or revenue, in the case of estimates related to other allowances, reported in our results of operations in future periods. For example, if our allowance for doubtful accounts estimate were to change by 10%, it would result in a corresponding change in bad debt expense of $29 million for the Wireless segment and $1 million for the Wireline segment.

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

As of June 30, 2008, we held $625 million of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell handsets with a service contract.

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

Property, plant and equipment represented $25.7 billion of our $62.8 billion in total assets as of June 30, 2008. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life	Average Useful Life
Buildings and improvements	3 to 30 years	12 years
Network equipment, site costs and software	3 to 30 years	8 years
Non-network internal use software, office equipment and other	3 to 12 years	4 years

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

During the first quarter 2008, we implemented depreciation rate and life changes with respect to certain assets that comprise the wireless and wireline networks resulting from our annual depreciable lives study. These revised rates reflected both changes in the useful life estimates of certain of our asset groups and adjustments to our accumulated depreciation accounts under the group life depreciation method. The reduced expense associated with the depreciation rate and life changes resulted in an approximate pre-tax $35 million reduction in depreciation expense or $0.01 per share savings, net of tax, in the second quarter 2008 and a $70 million reduction, or $0.02 per share savings, net of tax, in the year-to-date period 2008. In addition to performing our annual study, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $7.8 billion as of June 30, 2008, and our future strategic plans for this network, as an increasingly larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material. For example, a 10% reduction in the remaining weighted average useful life of the iDEN network assets would increase annual depreciation expense by about $176 million. In conjunction with our fourth quarter 2007 annual goodwill impairment review, we re-assessed the remaining useful lives of our long-lived assets and concluded they were appropriate.

Intangible assets with definite useful lives represented $4.7 billion of our $62.8 billion in total assets as of June 30, 2008. Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of certain PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect® trade names, which are being amortized over ten years on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets. For additional information, refer to note 2 of the Notes to Consolidated Financial Statements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We group our long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of wireless and wireline, and the wireless asset group includes our intangible assets, our wireless property, plant and equipment and goodwill. As previously discussed in “—Overview,” we are in the process of reorganizing our business, which could change the asset groups used for testing our long-lived assets for impairment, specifically testing for impairment at a level lower than our wireless asset group. Indicators of impairment for our asset groups include, but are not limited to, a sustained significant decrease in the market price of or the cash flows expected to be derived from the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability.

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

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $22.7 billion of our $62.8 billion in total assets as of June 30, 2008. We have identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which relates solely to our wireless reporting unit, and other indefinite lived intangibles annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. As previously discussed in “—Overview,” we are in the process of reorganizing our business, which could change the reporting units used for testing our goodwill and indefinite lived assets for impairment, specifically testing for impairment at a level lower than our wireless reporting unit. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

When required, we first test goodwill for impairment by comparing the fair value of our wireless reporting unit with its net book value. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not deemed to be impaired, and no further testing would be necessary. If the net book value of our wireless reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our wireless reporting unit were being acquired in a business combination. Specifically, we allocate the fair value of the wireless reporting unit to all of the assets and liabilities of that reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, we record an impairment charge for the difference. The valuation analyses used in the analysis utilize both income and market approaches as described below:

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

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our wireless reporting unit using several market-based approaches. We also use the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of fair value of the wireless reporting unit and other assets and liabilities within the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, or OIBDA, and capital expenditures forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit, as well as the fair values of the corresponding assets and liabilities within the wireless reporting unit, for reasonableness.

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

In the fourth quarter 2007, we performed our annual analysis of goodwill for impairment. Based on the results of our annual analysis of goodwill for impairment, we determined that the net book value of the wireless reporting unit exceeded its fair value. Therefore, we performed the second step of the impairment test to determine the implied fair value of goodwill. Specifically, we hypothetically allocated the fair value of the wireless reporting unit as determined in the first step to our recognized and unrecognized net assets, including allocations to intangible assets such as customer relationships, FCC licenses and trade names. Such items had fair values substantially in excess of current book values. Our goodwill analysis resulted in our recording a non-cash goodwill impairment charge of $29.649 billion in the fourth quarter 2007.

Changes in certain assumptions could have had a significant impact on the goodwill impairment charge. For example, a decrease in OIBDA by 5% or an increase in capital expenditures by 5% would have resulted in an additional goodwill impairment charge equal to our remaining goodwill of $977 million. Conversely, an increase in OIBDA by 5% or a decrease in capital expenditures by 5% would have resulted in a reduction to the goodwill impairment charge by $2.9 billion and $2.0 billion, respectively. A 50 basis point increase or decrease in the discount rate would have resulted in an approximate $350 million increase or decrease to the goodwill impairment charge, respectively. A 50 basis point increase or decrease in the terminal growth rate would have resulted in an approximate $400 million decrease or increase to the charge, respectively. The sensitivity amounts above are calculated based on the impact of the change on the fair value of the wireless reporting unit, as well as the impact of changes in the fair values of the assets and liabilities of the wireless reporting unit.

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

We carried an income tax valuation allowance of $725 million as of June 30, 2008. This amount includes a valuation allowance of $477 million for the total tax benefits related to loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $102 million related to separate company state net operating losses incurred by our subsidiaries after we acquired them. The valuation allowance was provided on these separate company state net operating loss benefits since these subsidiaries do not have a sufficient history of taxable income. Current analyses of cumulative historical income and qualitative factors indicate that the valuation allowance continues to be appropriate, meaning that we currently believe that is more likely than not that we will not realize such tax benefits in the future. We will continue to monitor these analyses and factors in future periods and may adjust the valuation allowance based on the facts and circumstances existing in future periods. For the valuation allowance relating to the acquired tax benefits described above, if we reverse any allowance in 2008, we would first reduce goodwill or intangible assets resulting from the acquisitions. Any adjustment to the valuation allowance after 2008 would generally be recorded to the consolidated statement of operations following the guidance in the recently issued SFAS No. 141R, Business Combinations, described in further detail in “—Significant New Accounting Pronouncements” below.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The accounting estimates related to the liability for uncertain tax positions requires us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each annual reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 5 of the Notes to Consolidated Financial Statements for additional information regarding FIN 48. There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during the second quarter 2008.

Actual income tax assets and liabilities could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which we operate, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on our financial position.

Significant New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this statement could have a material impact on us with respect to business combinations completed after the effective date. Such significant changes include, but are not limited to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs being expensed rather than capitalized as part of the cost of the acquisition. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will generally be recognized in earnings.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for a deconsolidation of a subsidiary. SFAS No. 160 is effective for our quarterly reporting period ending March 31, 2009. If we were to enter into an arrangement after the effective date of the standard where we are required to consolidate a noncontrolling interest, we would report the noncontrolling interest’s equity as a component of our equity in our consolidated balance sheet and report the component of net income or loss and comprehensive income or loss attributable to the noncontrolling interest separately. While certain changes in ownership interests will be treated as equity transactions under the new standard, a gain or loss recognized upon loss of control of a subsidiary will be recognized in the consolidated statement of operations. This practice differs from our current policy of recognizing such gains or losses as a component of equity. In addition, the amount of gain or loss is measured using the fair value of the noncontrolling interest at the date control ceases.

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

Financial Condition

Our consolidated assets were $62.8 billion as of June 30, 2008, which included $27.3 billion of intangible assets and $64.3 billion as of December 31, 2007, which included $28.1 billion of intangible assets. The decrease in our consolidated assets was primarily as a result of the amortization of $1.4 billion related to our definite lived intangible assets. Our consolidated liabilities were $41.4 billion as of June 30, 2008 and $42.2 billion as of December 31, 2007. The decrease in our consolidated liabilities was primarily a result of a $1.0 billion decrease in our accounts payable. The decrease in accounts payable was primarily a result of a reduction in our obligations relating to capital expenditures, inventory and other items, reflecting lower levels of purchasing activity in the business. See “—Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of our business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Cash Flows

	Year-to-date June 30,		Change
	2008	2007
	(in millions)
Cash provided by operating activities	$3,186	$4,434	(28)%
Cash used in investing activities	(2,851)	(2,732)	4%
Cash provided by (used in) financing activities	888	(1,324)	NM

NM—Not	Meaningful

At June 30, 2008, cash and cash equivalents were $3.5 billion as compared to $2.4 billion as of June 30, 2007.

Operating Activities

Net cash provided by operating activities of $3.2 billion in the year-to-date period 2008 decreased $1.2 billion from the year-to-date period 2007, primarily due to a $1.7 billion decrease in cash received from our customers. This was partially offset by a $545 million decrease in cash paid to suppliers and employees.

Investing Activities

Net cash used in investing activities for the year-to-date period 2008 increased by $119 million from the year-to-date period 2007, primarily due to $866 million in cash collateral received from our securities loan agreements in 2007, partially offset by an increase of $140 million in proceeds from the sale and maturity of marketable securities. The $866 million in cash received from our securities loan agreements is fully offset during 2007 by cash used to pay off our securities loan agreement as described in the “—Financing Activities” section below. Capital expenditures decreased $821 million in 2008 compared to 2007 primarily due to reduced spending in our Wireless segment. This was partially offset by an increase in expenditures relating to FCC licenses of $210 million.

Financing Activities

Net cash provided by financing activities was $888 million during the year-to-date period 2008 compared to net cash used in financing activities of $1.3 billion in the year-to-date period 2007, primarily due to the draw down of $2.5 billion under our revolving bank credit facility in February 2008 offset by the early redemption of $1.25 billion of our senior notes in June 2008 and net maturities of commercial paper of $379 million. In comparison, the year-to-date period 2007 activity included cash outflows of $866 million to pay off our securities loan agreements, $611 million towards repayments of debt and capital lease obligations, $114 million in net commercial paper maturities, $1.4 billion of common share repurchases and $144 million of dividends, partially offset by $750 million in proceeds from our unsecured loan agreement with Export Development Canada, $750 million in principal from the sale in June 2007 of floating rate notes due 2010 and proceeds from issuance of common shares of $312 million.

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

Liquidity

As of June 30, 2008, our cash, cash equivalents and marketable securities totaled $3.5 billion. We depend on these funds as well as cash provided by operating activities and cash available under our revolving bank credit facility to satisfy our liquidity needs. Our revolving bank credit facility expires in December 2010 and provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or prime rate plus a spread that varies depending on our parent company’s credit ratings.

In February 2008, we drew down $2.5 billion under our revolving bank credit facility to repay $1.25 billion in senior notes, as well as to enhance our financial flexibility in general. As of June 30, 2008, we had $2.3 billion in letters of credit, including a $2.2 billion letter of credit required by the Report and Order, outstanding under our $6.0 billion revolving bank credit facility. As a result of the February draw and the letters of credit, each of which directly reduces the availability of the revolving bank credit facility, we had $1.2 billion of borrowing capacity available under our revolving bank credit facility as of June 30, 2008.

Our credit facilities limit our total indebtedness and the indebtedness and liens of certain controlled subsidiaries. Specifically, the credit facilities require we maintain a ratio of total indebtedness to trailing four quarter earnings before interest, taxes, depreciation, amortization and certain other nonrecurring charges of no more than 3.5 to 1.0. As of June 30, 2008, the ratio was 2.9 to 1.0 as compared to 2.9 to 1.0 as of March 31, 2008 and 2.5 to 1.0 as of December 31, 2007. Our credit facilities also require that certain indebtedness and liens of our controlled subsidiaries (other than Nextel Communications and Sprint Capital) do not in the aggregate exceed 15% of our consolidated shareholders’ equity or about $3.2 billion as of June 30, 2008. As of June 30, 2008, the relevant controlled subsidiaries had approximately $500 million in debt and liens subject to this covenant. The maturity dates of the loans under our credit facilities may accelerate if we do not comply with these covenants. We are also obligated to repay the loans if certain change of control events occur.

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

We currently expect to remain in compliance with our covenants for the foreseeable future as we continue to implement cost reduction initiatives and are exploring, and in certain instances engaging in, de-levering and disposition of assets. We do not currently anticipate seeking amendments of such covenants, other than potentially with respect to specific transactions, such as in connection with the Clearwire transaction.

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

As of June 30, 2008, we had working capital of $1.8 billion compared to a working capital deficit of $441 million as of December 31, 2007, with the change primarily due to the $2.5 billion draw down under our revolving bank credit facility. Approximately half of these proceeds were used to repay $1.25 billion in senior notes. In addition, during 2008, we reclassed approximately $250 million in deferred tax assets out of working capital due to the anticipated timing of the realization of those deferred tax benefits. This reclass reduced our long term deferred tax liabilities and our current deferred tax assets. In light of conditions in our business and financial markets, we decided in early 2008 that we will not pay dividends for the foreseeable future.

Future Contractual Obligations

There have been no significant changes to our future contractual obligations as disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

Off-Balance Sheet Financing

We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

Future Outlook

We expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand; and/or

•	any remaining borrowing capacity available under the revolving bank credit facility.

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

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash on hand, borrowings available under our existing revolving bank credit facility and our commercial paper program. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs. Our ability to raise additional capital on both a short-term and long-term basis, if necessary, is subject to a variety of additional factors that cannot currently be predicted with certainty, including:

•	the commercial success of our operations;

•	the volatility and demand of the capital markets; and

•	the market prices of our securities.

We expect our longer term funding needs after the next 12 months will be met through a combination of cash, cash equivalents and marketable securities as well as our cash flows and other sources potentially including existing or new credit facilities, commercial paper or sales of our securities. However, because of uncertainties relating to our business, the telecommunications industry in general and the overall credit markets, as well as other factors, we are currently unable to identify specific sources to meet our liquidity needs over the longer term. We expect to have sufficient cash on hand to operate our business and repay all of our scheduled debt maturities through at least the end of 2009.

We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, other than the existing arrangements that have been described in this report, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” and in Part I, Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007.

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

In connection with the preparation of this Form 10-Q as of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2008, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes, changes due to our reorganization, or changes in our accounting procedures. During the second quarter 2008, we migrated certain customers onto a single billing platform and converted portions of our handset inventory onto a new inventory platform. There have been no other changes in our internal control over financial reporting that occurred during the second quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are involved in certain other legal proceedings that are described in note 9 of the Notes to Consolidated Financial Statements included in this report. During the quarter ended June 30, 2008, there were no material developments in the status of these legal proceedings.

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

The only material change to our risk factors as described in our annual report on Form 10-K for the year ended December 31, 2007 is to add the following:

Our agreement to combine our next generation broadband business with Clearwire is subject to numerous conditions, many of which are beyond our control. If the proposed transaction fails to close, we will need to explore strategic options and/or seek funding to deploy our next generation broadband network.

We have entered into an agreement with Clearwire to combine our next generation broadband businesses. In addition, six other parties have agreed to invest $3.2 billion in the combined entity. The transaction is subject to numerous closing conditions, many of which are beyond our control, including:

•	approval by Clearwire’s stockholders;

•	receipt of regulatory approvals including approval by the FCC; and

•	compliance with covenants regarding the spectrum and other assets to be contributed to the combined business.

There can be no assurance of receipt of necessary approvals, or that other conditions to closing will be satisfied. If the transaction does not close, we will need to explore strategic options and/or seek funding to deploy our next generation broadband network. There can be no assurance that we could obtain funding to deploy the network in a timely manner or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 13, 2008, we held our annual meeting of shareholders in Reston, Virginia. Only shareholders of record as of March 14, 2008 were entitled to vote at the annual meeting.

In addition to electing nine directors to serve a term of one year and ratifying the appointment of KPMG LLP as our independent registered public accounting firm for 2008, the shareholders rejected a shareholder proposal.

As of the record date, the following shares were outstanding and entitled to vote:

	Outstanding	Votes per Share
Series 1 common stock	2,774,213,326	1.0000
Series 2 common stock	74,831,333	0.1000

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2009 annual meeting or until a successor has been elected and qualified.

	For	Against
Robert R. Bennett	2,382,553,794	95,034,956
Gordon M. Bethune	2,219,761,718	257,500,573
Larry C. Glasscock	2,430,177,373	47,251,402
James H. Hance, Jr.	2,378,454,329	99,137,852
Daniel R. Hesse	2,438,656,040	39,404,416
V. Janet Hill	2,220,687,933	256,857,830
Irvine O. Hockaday, Jr.	2,267,952,086	186,147,209
Rodney O’Neal	2,423,671,955	54,043,690
Ralph V. Whitworth	2,452,742,143	24,055,308

The following votes were cast with respect to the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for 2008:

For	2,462,350,009
Against	15,350,454
Abstain	20,141,803

The following votes were cast with respect to a shareholder proposal concerning shareholder rights to call special meetings of shareholders:

For	898,891,665
Against	1,338,186,747
Abstain	22,389,832
Broker Non-Votes	238,374,023

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description		Incorporated by Reference
		Form	SEC File No.	Exhibit		Filing Date	Filed Herewith
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1		05/02/2006

(3) Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1		08/18/2005
3.2	Amended and Restated Bylaws	8-K	001-04721	3		02/28/2007

(4) Instruments Defining the Rights of Sprint Nextel Security Holders
4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1		08/18/2005
4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3		02/28/2007
4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4	(b)	11/02/1998
4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4	(b)	02/03/1999
4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99		10/29/2001

(10) Executive Compensation Plans and Arrangements
10.1	Compensatory Agreement, dated June 11, 2008, between William G. Arendt and Sprint Nextel Corporation						*
10.2	Compensatory Agreement, dated June 11, 2008, between Keith O. Cowan and Sprint Nextel Corporation						*

Exhibit No.	Exhibit Description		Incorporated by Reference
		Form	SEC File No.	Exhibit	Filing Date	Filed Herewith
10.3	Compensatory Agreement, dated June 11, 2008, between Robert L. Johnson and Sprint Nextel Corporation					*
10.4	Compensatory Agreement, dated June 11, 2008, between Leonard J. Kennedy and Sprint Nextel Corporation					*
10.5	Employment Agreement, dated April 28, 2008, between Steven L. Elfman and Sprint Nextel Corporation					*
10.6	Stock Option Award Agreement under the 2007 Omnibus Incentive Plan for Steven L. Elfman					*
10.7	Restricted Stock Unit Award Agreement under the 2007 Omnibus Incentive Plan for Steven L. Elfman					*
10.8	Employment Agreement, dated November 17, 2003, between Paget L. Alves and Sprint Nextel Corporation					*
10.9	Employment Agreement, dated May 1, 2008, between Robert H. Brust and Sprint Nextel Corporation	8-K	001-04721	10.1	05/01/2008
15	Letter Re Unaudited Interim Financial Statements					*
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a—14(a)					*
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a—14(a)					*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

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

Dated: August 6, 2008