Form 10-Q
period 2008-09-30
SPRINT NEXTEL CORP
filed 2008-11-07
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

COMMON SHARES OUTSTANDING AT OCTOBER 31, 2008:

VOTING COMMON STOCK
Series 1	2,781,968,159
Series 2	74,831,333

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$4,116	$2,246
Marketable securities	75	194
Accounts and notes receivable, net of allowance for doubtful accounts of $315 and $392	3,452	4,196
Device and accessory inventory	682	938
Deferred tax assets	181	447
Prepaid expenses and other current assets	760	640

Total current assets	9,266	8,661
Investments	137	165
Property, plant and equipment, net of accumulated depreciation of $25,150 and $21,383	24,773	26,636
Intangible assets
Goodwill	977	978
FCC licenses and other	21,990	21,123
Customer relationships, net	2,396	4,203
Other definite lived intangible assets, net	1,695	1,835
Other assets	627	694

	$61,861	$64,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,582	$3,481
Accrued expenses and other current liabilities	3,849	3,960
Current portion of long-term debt and capital lease obligations	1,617	1,661

Total current liabilities	8,048	9,102
Long-term debt and capital lease obligations	21,023	20,469
Deferred tax liabilities	7,846	8,742
Other liabilities	3,785	3,847

Total liabilities	40,702	42,160

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.951 billion shares issued and 2.855 billion shares outstanding and 2.951 billion shares issued and 2.845 billion shares outstanding	5,902	5,902
Paid-in capital	46,843	46,693
Treasury shares, at cost	(1,970)	(2,161)
Accumulated deficit	(29,509)	(28,188)
Accumulated other comprehensive loss	(107)	(111)

Total shareholders’ equity	21,159	22,135

	$61,861	$64,295

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended September 30,		Year-to-Date September 30,
	2008	2007	2008	2007
	(unaudited)
	(in millions, except per share amounts)
Net operating revenues	$8,816	$10,044	$27,205	$30,299
Operating expenses
Costs of services and products (exclusive of depreciation included below)	4,224	4,222	12,624	12,954
Selling, general and administrative	2,768	3,077	8,782	9,443
Severance, exit costs and asset impairments	13	125	323	384
Gains from asset dispositions and exchanges, net	(41)	—	(15)	—
Depreciation	1,488	1,441	4,449	4,203
Amortization	569	781	1,955	2,600

	9,021	9,646	28,118	29,584

Operating (loss) income	(205)	398	(913)	715

Other (expense) income
Interest expense	(338)	(367)	(1,029)	(1,099)
Interest income and other, net	28	66	61	136

(Loss) income before income taxes	(515)	97	(1,881)	(248)
Income tax benefit (expense)	189	(33)	706	120

Net (loss) income	$(326)	$64	$(1,175)	$(128)

Basic and diluted (loss) earnings per common share	$(0.11)	$0.02	$(0.41)	$(0.04)

Basic weighted average common shares outstanding	2,855	2,845	2,852	2,876

Diluted weighted average common shares outstanding	2,855	2,860	2,852	2,876

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year-to-date September 30,
	2008	2007
	(unaudited) (in millions)
Cash flows from operating activities
Net loss	$(1,175)	$(128)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,404	6,803
Provision for losses on accounts receivable	559	645
Share-based compensation expense	207	197
Deferred income taxes	(747)	(159)
Other, net	(111)	15
Changes in assets and liabilities:
Accounts and notes receivable	205	(681)
Inventory and other current assets	138	166
Accounts payable and other current liabilities	(475)	213
Non-current assets and liabilities, net	96	77

Net cash provided by operating activities	5,101	7,148

Cash flows from investing activities
Capital expenditures	(3,272)	(4,651)
Expenditures relating to FCC licenses	(655)	(462)
Acquisitions, net of cash acquired	—	(287)
Proceeds from maturities and sales of marketable securities	164	15
Proceeds from sale of investments and assets	76	157
Cash collateral for securities loan agreements	—	866
Other, net	(61)	(12)

Net cash used in investing activities	(3,748)	(4,374)

Cash flows from financing activities
Borrowings under credit facility	2,500	750
Repayments under credit facility	(500)	—
Proceeds from issuance of debt securities	—	750
Proceeds from financing obligation	645	—
Proceeds from issuance of commercial paper	681	4,837
Maturities of commercial paper	(1,060)	(4,951)
Purchase, retirements and payments of debt and capital leases	(1,797)	(1,386)
Payments of securities loan agreements	—	(866)
Purchase of common shares	—	(1,833)
Dividends paid	—	(215)
Proceeds from issuance of common shares, net	48	337

Net cash provided by (used in) financing activities	517	(2,577)

Net increase in cash and cash equivalents	1,870	197
Cash and cash equivalents, beginning of period	2,246	2,046

Cash and cash equivalents, end of period	$4,116	$2,243

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit		Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2007	2,951	$5,902	$46,693	106	$(2,161)	$(28,188	)(1)	$(111)	$22,135
Net loss	—	—	—	—	—	(1,175)		—	(1,175)
Other comprehensive income, net	—	—	—	—	—	—		4	4

Total comprehensive loss									(1,171)

Issuance of common shares, net	—	—	4	(10)	191	(145)		—	50
Share-based compensation expense	—	—	192	—	—	—		—	192
Other	—	—	(46)	—	—	(1)		—	(47)

Balance, September 30, 2008	2,951	$5,902	$46,843	96	$(1,970)	$(29,509)		$(107)	$21,159

(1)	Accumulated deficit has been decreased by $136 million related to the goodwill impairment charge and depreciation adjustments made in the first six months of 2008. See note 1 for further information.

See accompanying Notes to Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

Our unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or SEC, and reflect all adjustments that are necessary for a fair presentation of the results for interim periods. All adjustments made were of a normal recurring nature, except as described in the notes below and approximately $35 million, net of tax, in out of period adjustments that are included in our third quarter 2008 net loss, reducing our expenses for the quarter. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared according to accounting principles generally accepted in the United States have been omitted. As a result, you should read these consolidated financial statements along with the consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2007. Operating results for the interim period should not be viewed as representative of results that may be expected for the year ending December 31, 2008.

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

During the fourth quarter 2007, we performed our annual goodwill analysis and recorded a non-cash goodwill impairment charge of $29.729 billion. We subsequently determined that certain net assets should not have been assigned to the wireless reporting unit. Consequently, the 2007 goodwill impairment charge has been reduced by $80 million to $29.649 billion. We also reduced our 2007 depreciation expense by $90 million ($56 million after-tax) from $5.711 billion to $5.621 billion, due principally to the revision of depreciation expense relating to property, plant and equipment from a previous acquisition, once those assets were loaded into our asset subledger and depreciation was calculated systematically rather than manually. As a result of the foregoing, the 2007 net loss and loss per share are $29.444 billion and $10.27, respectively, as compared to the previously reported amounts of $29.580 billion and $10.31, respectively. The accompanying December 31, 2007 consolidated balance sheet reflects the immaterial adjustments to goodwill, property, plant and equipment, deferred tax liabilities and accumulated deficit.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Supplemental Cash Flow Information from Operations

	Year-to-date September 30,
	2008	2007
	(in millions)
Interest paid, net of capitalized interest	$1,103	$1,156
Interest received	79	123
Income tax payments, net of refunds	42	36

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes computed using the if-converted method.

Shares issuable under our equity plans were antidilutive for the third quarter and year-to-date period 2008 because we incurred net losses. Although not used in the determination of loss per common share for the third quarter and year-to-date period 2008, we had about 29 million and 27 million shares, respectively, issuable under the equity plans that had exercise prices below the average market price during those periods. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted loss per common share for the third quarter and year-to-date period 2008 due to their antidilutive effects. Additionally, there were about 121 million average shares for the third quarter 2008 and 126 million average shares for the year-to-date period 2008 issuable under the equity plans that had exercise prices that exceeded the average market price during those periods that could also potentially dilute earnings per common share in the future.

Dilutive shares issuable under our equity plans, used in calculating diluted earnings per common share, were 15 million shares for the third quarter 2007. Although not used in the determination of loss per common share for the year-to-date period 2007, we had about 79 million shares issuable under the equity plans that had exercise prices below the average market price during that period. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per share in the future; however, they were excluded from the calculation of diluted earnings (loss) per common share for the third quarter and year-to-date period 2007 due to their antidilutive effects. Additionally, there were about 93 million average shares for the third quarter 2007 and 90 million average shares for the year-to-date period 2007 issuable under the equity plans that had exercise prices that exceeded the average market price during those periods that could also potentially dilute earnings per common share in the future.

Dividends

We have not declared any dividends on our common shares in 2008. We declared and paid a dividend of $0.025 per share on our common stock in the first, second and third quarters of 2007.

Share Repurchase Program

On July 25, 2006, our board of directors authorized a program for the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. We did not repurchase any shares under this program during 2008, and the program has expired. In the year-to-date period 2007, we repurchased about 87 million shares of our Series 1 common stock for $1.8 billion at an average price of $21.03 per share. We repurchased $3.5 billion of our common shares at an average price of $18.77 per share over the life of the program.

Significant New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

WiMAX Initiative

On May 7, 2008, we entered into a definitive agreement with Clearwire Corporation to combine our next generation wireless broadband businesses to form a new wireless communications company to be called Clearwire. In addition, six independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc., Bright House Networks and Trilogy Equity Partners have agreed to invest $3.2 billion in the new Clearwire. The new Clearwire will be focused on expediting the deployment of the first nationwide mobile Worldwide Interoperability for Microwave Access, or WiMAX, network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. We will continue to invest in the development of WiMAX services in selected markets until the transaction closes, and on September 29, 2008, we successfully launched WiMAX services in Baltimore, Maryland, under the brand name of Xohm. The Baltimore operations will be transferred to the new Clearwire when the transaction closes.

Upon completion of the proposed transaction, which we expect will occur in the fourth quarter 2008, we will become the largest shareholder in the new Clearwire with approximately 51% of the equity ownership, with our final ownership percentage determined based on the trading price of the new Clearwire stock during the ninety days after close. As we do not control certain key management decisions, we will account for our investment in the new Clearwire as an equity method investment. Accordingly, we will record an investment in the new Clearwire in exchange for the contribution of our next generation wireless broadband business, including 2.5 gigahertz, or GHz, spectrum assets and WiMAX network assets.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Immediately following the closing of the transaction, we will be reimbursed by the new Clearwire for the amount of financing that we provide to our next generation wireless broadband business between April 1, 2008 and the closing of the transaction up to certain caps determined on a monthly basis. The aggregate financing during that period is currently estimated to be approximately $390 million, and $213 million will be repaid by the new Clearwire in cash with the remaining amount to be repaid in the form of an interest bearing note. The total amount of the reimbursement will be accounted for as a reduction in our investment in the new Clearwire. The difference between our proportionate share of the new Clearwire equity and the book value of our investment in the new Clearwire will be recorded as an equity transaction within shareholders’ equity.

Note 2. Intangible Assets

Indefinite Lived Intangibles

	Balance December 31, 2007	Adjustments and Additions	Balance September 30, 2008
	(in millions)
Goodwill	$978	$(1)	$977
FCC licenses	20,707	867	21,574
Trademarks	416	—	416

	$22,101	$866	$22,967

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

We hold several kinds of FCC licenses to deploy our wireless services: 1.9 GHz personal communications services, or PCS, licenses utilized in our code division multiple access, or CDMA, network, 800 megahertz, or MHz, and 900 MHz licenses utilized in our integrated Digital Enhanced Network, or iDEN, network and 2.5 GHz licenses that we plan to use for our next generation wireless broadband business. We also hold 2.5 GHz, 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. FCC licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. We are not aware of any technology being developed that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

We periodically review our remaining goodwill and indefinite-lived intangible assets for indicators of impairment. Our procedures include evaluating whether any events or changes in circumstances occurred that could indicate that the fair values of these assets are less than their book values. To assess whether any indicators of impairment occurred with respect to our remaining goodwill balance, our procedures include evaluating any changes to our expected future cash flows as compared to our plan, and deriving the estimated equity value of the wireless reporting unit, which we then compare to the net book value of the wireless reporting unit. Specifically,

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to derive the estimated equity value of our wireless reporting unit, we reduce our stock price by the estimated fair value per share of our wireline reporting unit as well as any other necessary adjustments and then add a control premium, as permitted by FASB guidance.

As of September 30, 2008, we have not identified any indicators of impairment with respect to our goodwill or other indefinite lived intangible assets. We continually monitor our stock price to determine whether there has been a sustained, significant decline that could, more likely than not, indicate that the fair value of our wireless reporting unit is less than its book value. The derived estimated equity value of our wireless reporting unit was below its book value for a few days during the quarter ended September 30, 2008. We do not believe this reduction is sustained at this time based on the short duration of the decline and current market conditions. We performed other procedures to determine whether an impairment indicator occurred, including comparing our expected near-term cash flows against our plan, and concluded that there were no significant changes in near-term cash flows that would indicate that the fair value of our wireless reporting unit would, more likely than not, be below its book value. If an indicator of impairment were to exist, such as a significant decline in expected cash flows of our wireless reporting unit or if our adjusted stock price were to experience a sustained, significant decline as compared to the net book value per share of our wireless reporting unit, we would test our goodwill for impairment, which could cause us to recognize a non-cash impairment charge that could be material to our consolidated financial statements. Notwithstanding the fact that we have not identified any impairment indicators as of September 30, 2008, we will perform our annual goodwill and other indefinite lived impairment tests in the fourth quarter 2008.

Definite Lived Intangibles

		September 30, 2008			December 31, 2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	2 to 5 years	$12,246	$(9,850)	$2,396	$12,246	$(8,043)	$4,203
Trademarks	10 years	900	(282)	618	900	(215)	685
Reacquired rights	9 to 14 years	1,268	(259)	1,009	1,268	(184)	1,084
Other	5 to 16 years	95	(27)	68	87	(21)	66

		$14,509	$(10,418)	$4,091	$14,501	$(8,463)	$6,038

	Remaining 2008	2009	2010	2011	2012
	(in millions)
Estimated amortization expense	$487	$1,560	$736	$250	$202

Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the third-party affiliates, or PCS Affiliates, that provide wireless services under the Sprint brand name and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel® and Direct Connect® trademarks, which are also being amortized on a straight-line basis. We recorded aggregate amortization expense of $569 million for the third quarter 2008 and $2.0 billion for the year-to-date period 2008 and $781 million for the third quarter 2007 and $2.6 billion for the year-to-date period 2007.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We determine our long-lived asset groups based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of wireless and wireline, and the wireless asset group includes our intangible assets, our wireless property, plant and equipment and goodwill. We are in the process of reviewing our overall business strategy and working to streamline operations by changing the internal organization of our company. As we complete this process, it could change the asset groups used for testing our long-lived assets for impairment, which could result in us recording asset impairment charges that are material to our results of operations and financial condition.

Note 3. Long-Term Debt and Capital Lease Obligations

	Interest Rate	Maturities	Balance December 31, 2007	Borrowings	Retirements, Repayments of Principal and Other	Balance September 30, 2008
					(in millions)
Senior notes
Sprint Nextel Corporation	4.17 – 9.25%	2010 – 2022	$2,950	$—	$—	$2,950
Sprint Capital Corporation	6.38 – 8.75%	2009 – 2032	11,707	—	(1,253)	10,454
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	—	—	4,780
US Unwired, Inc.		2012	235	—	(235)	—
Alamosa (Delaware), Inc.		2012	250	—	(250)	—
Variable interest entity(1)	6.00%	2018	121	—	—	121
Convertible senior notes
Nextel Communications, Inc.	5.25%	2010	607	—	—	607
Credit facilities under Sprint Nextel Corporation
Bank credit facility	4.04%	2010	—	2,500	(500)	2,000
Export Development Canada	4.60%	2012	750	—	—	750
Commercial paper	NM	2010	379	681	(1,060)	—
Financing obligation	9.50%		—	694	—	694
Capital lease obligations and other	4.11 – 10.47%	2008 – 2025	106	—	(16)	90
Premiums, discounts and other fair value adjustments			245	—	(51)	194

			22,130	$3,875	$(3,365)	22,640

Less current portion			(1,661)			(1,617)

Long-term debt and capital lease obligations			$20,469			$21,023

(1)	Included in senior notes in accordance with FASB Interpretation No. 46(Revised), Consolidation of Variable Interest Entities.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2008, Sprint Nextel Corporation, the parent corporation, had $5.7 billion in principal of debt outstanding, which includes indebtedness under the credit facilities. In addition, $15.8 billion in principal of our long-term debt has been issued by wholly-owned subsidiaries and is guaranteed, with some of this debt fully and unconditionally guaranteed by Sprint Nextel Corporation, including debt of its finance subsidiary, Sprint Capital Corporation. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by our parent corporation. The transfer of cash in the form of advances from the subsidiaries to our parent corporation is generally not restricted.

Senior Notes

As of September 30, 2008, we had $18.9 billion of senior, convertible senior and senior serial redeemable notes after making payments of $1.3 billion, $235 million and $250 million towards the early redemption in June 2008 of our 6.125% senior notes due November 2008, the extinguishment in September 2008 of US Unwired, Inc.’s 10% Second Priority Senior Secured Notes due 2012 and the extinguishment of Alamosa (Delaware), Inc.’s 8.50% Senior Notes due 2012, respectively. The remaining senior notes are unsecured. Cash interest on these notes is payable semiannually in arrears. As of September 30, 2008, approximately $15.2 billion of our notes are redeemable at our discretion at the then applicable redemption price, plus accrued and unpaid interest. The $607 million in aggregate principal amount of our 5.25% notes due 2010 are convertible at any time prior to redemption, repurchase or maturity at the option of the holders into shares of our Series 1 common stock at an effective conversion price of $53.65 per share, plus $11.37 in cash for each $1,000 principal amount.

Credit Facilities

In February 2008, we drew down $2.5 billion under our revolving bank credit facility. The proceeds were used to repay $1.7 billion in senior notes during the second and third quarters of 2008 and $500 million of our revolving bank credit facility in the third quarter 2008. In April 2008, we repaid in full our commercial paper outstanding under our commercial paper program which commenced in April 2006. As of September 30, 2008, we had $2.2 billion in letters of credit, including a $2.1 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, outstanding under our $6.0 billion unsecured revolving bank credit facility. As a result of the outstanding borrowings under our revolving bank credit facility and our outstanding letters of credit, each of which directly impacts the availability of our revolving bank credit facility, we had $1.8 billion of borrowing capacity available under our revolving bank credit facility as of September 30, 2008.

In March 2007, we entered into a $750 million unsecured loan agreement with Export Development Canada. As of September 30, 2008, we had borrowed all $750 million available under this agreement and this loan will mature in March 2012. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate, or LIBOR, plus a spread that varies depending on our credit ratings. We may choose to prepay this loan, in whole or in part, at any time.

Financing Obligation

On September 23, 2008, we closed a sale transaction with TowerCo Acquisition LLC under which we sold 3,084 cell sites owned by us and subsequently leased the space on those cell sites over a period of ten years with renewal options for an additional 20 years. Due to our continued involvement with the property sold, we accounted for this transaction as a financing transaction and recorded the total proceeds received as a financing obligation and continue to report the cell sites as part of our property, plant and equipment to be depreciated. The $694 million financing obligation includes net cash proceeds of $645 million with an additional $20 million to be received after 90 days pursuant to the Unwind Escrow Agreement, along with other adjustments.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covenants

As of September 30, 2008, we were in compliance with all restrictive and financial covenants associated with all of our borrowings. On November 3, 2008, we amended the terms of our revolving bank credit facility. The information below addresses certain details of our financial covenants and our ratio of total indebtedness under the existing revolving bank credit facility as of September 30, 2008. For additional details regarding the amended revolving bank credit facility refer to note 10. Subsequent Event.

Our credit facilities limit our total indebtedness and the indebtedness and liens of certain controlled subsidiaries. Specifically, the credit facilities as of September 30, 2008 required that we maintain a ratio of total indebtedness to trailing four quarter earnings before interest, taxes, depreciation, amortization and certain other nonrecurring charges of no more than 3.5 to 1.0. As of September 30, 2008, the ratio was 3.1 to 1.0 as compared to 2.5 to 1.0 as of December 31, 2007. Our credit facilities also required that certain indebtedness and liens of our controlled subsidiaries (other than Nextel Communications, Inc. and Sprint Capital) not exceed in the aggregate 15% of our consolidated shareholders’ equity or about $3.2 billion as of September 30, 2008. The relevant controlled subsidiaries had approximately $900 million in debt and liens subject to this covenant as of September 30, 2008. The maturity dates of the loans under our credit facilities may accelerate if we do not comply with these covenants. We are also obligated to repay the loans if certain change of control events occur.

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

Note 4. Severance, Exit Costs and Asset Impairments

In the third quarter 2008 and year-to-date period 2008, total severance, exit costs and asset impairments aggregated $13 million and $323 million, respectively, compared to $125 million and $384 million for the third quarter 2007 and year-to-date period 2007, respectively.

Severance and Exit Costs Activity

During the third quarter 2008 and the year-to-date period 2008, we recorded $10 million and $335 million, respectively, of severance and lease termination costs related to the separation of employees and continued organizational realignment initiatives. Of these amounts, $9 million and $263 million related to our Wireless segment and $1 million and $69 million related to our Wireline segment, respectively, and the remainder of the charge related to our Corporate segment.

During the third quarter 2007 and the year-to-date period 2007, we recorded $56 million and $263 million, respectively, of severance and lease termination costs related to the separation of employees and continued organizational realignment initiatives. The third quarter 2007 charge was primarily attributable to our Wireless segment, while $231 million and $32 million of the year-to-date 2007 charge related to the Wireless and Wireline segments, respectively. We achieved our headcount reductions through a combination of involuntary and voluntary separation plans for all periods presented.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides an analysis of our severance and lease termination costs liability, exclusive of exit costs associated with business combinations.

		2008 Activity
	Balance December 31, 2007	Expense	Cash Payments and Other	Balance September 30, 2008
	(in millions)
Lease terminations	$95	$20	$(35)	$80
Severance	30	315	(209)	136

	$125	$335	$(244)	$216

In addition to the costs described above, we recorded an immaterial amount of asset impairments during the third quarter 2008 and the year-to-date period 2008. For the third quarter 2007, we recorded asset impairments of $69 million primarily related to the write-off of cell site development costs that we abandoned as the sites no longer met management’s strategic network plans. We recorded asset impairments of $121 million during the year-to-date period 2007, primarily for our Wireless segment and mainly related to the sale of Velocita Wireless Holding Corporation, the closing of retail stores due to integration activities and the write off of network assets.

Note 5. Income Taxes

Effective Income Tax Rate

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate were as follows:

	Year-to-date September 30,
	2008	2007
	(in millions)
Income tax benefit at the federal statutory rate	$658	$87
Effect of:
State income taxes, net of federal income tax effect	40	25
State law changes, net of federal income tax effect	6	17
Research and experimentation credit	—	10
Other, net	2	(19)

Income tax benefit	$706	$120

Effective income tax rate	37.5%	48.4%

We maintain a valuation allowance against certain of our deferred tax assets in instances where we determine that it is more likely than not that a tax benefit will not be realized. As of September 30, 2008, we maintained a total valuation allowance of $733 million related to our deferred tax assets. This amount includes a valuation allowance of $477 million for the total tax benefits related to loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to state net operating loss and tax credit carryforwards.

We adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during the third quarter 2008 and the year-to-date period 2008.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The various IRS and state income tax examinations disclosed in note 7 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2007 continue to progress and we expect that certain of these examinations will be completed in the next twelve months. As a result, it is reasonably possible that we will have significant increases or decreases to the liability for unrecognized tax benefits during this period. Further, we expect that certain of the examinations will be completed early in the twelve month period discussed above and that these examinations may lead to a reduction in the liability for unrecognized tax benefits. However, as examination outcomes and the timing of examination settlements remain subject to significant uncertainties, a meaningful estimate of the reasonably possible change in the liability for unrecognized tax benefits during the next twelve months cannot be made at this time. Any decreases to the liability for unrecognized tax benefits made before January 1, 2009 related to acquired income tax uncertainties from prior business combinations would reduce the remaining goodwill and intangibles recorded in the prior business combination. Any changes to the liability for unrecognized tax benefits made after December 31, 2008 will impact tax expense, including those changes related to acquired income tax uncertainties from prior business combinations, except for qualified measurement period adjustments.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following fair value hierarchy table presents information regarding our assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(2)	Balance September 30, 2008
	(in millions)
Marketable securities	$75	$—	$75
Other investments	48	—	48
Derivative instruments	—	19	19

	$123	$19	$142

(1)	Level 1—fair value based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 1 inputs generally reflect fair value and are not adjusted. Assets and liabilities utilizing Level 1 inputs include most exchange traded equity securities, certain exchange traded debt securities, and most U.S. Government securities.
(2)	Level 2—fair value based on quoted prices in markets that are not active or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. It may be necessary to make adjustments to Level 2 inputs to account for illiquidity or any difference between the asset or liability to which the quote relates and the actual asset or liability being measured at fair value. Assets and liabilities valued utilizing Level 2 inputs include: prices of certain exchange traded debt, equity securities and most derivative instruments, all of which are not actively traded.

Note 7. Share-Based Compensation

Share-Based Payment Plans

As of September 30, 2008, we sponsored four equity incentive plans: the 2007 Omnibus Incentive Plan, or the 2007 Plan; the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or the MISOP; as well as our Employees Stock Purchase Plan, or the ESPP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. On February 11, 2008, we made certain amendments to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

During the third quarter 2008, the number of shares available under the 2007 Plan increased by about 5 million, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired or otherwise terminated. As of September 30, 2008, about 191 million common shares were available under the 2007 Plan. As of September 30, 2008, awards to acquire about 66 million common shares were outstanding under the 1997 Program, awards to acquire about 35 million common shares were outstanding under the Nextel Plan, options to buy about 26 million common shares were outstanding under the MISOP, and the ESPP authorized about 15 million common shares for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available. Refer to note 11 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2007 for additional information regarding these plans.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation

Pre-tax share-based compensation charges included in net (loss) income from our share-based award plans was $65 million for the third quarter 2008 and $207 million for the year-to-date period 2008 compared to $66 million for the third quarter 2007 and $197 million for the year-to-date period 2007. The total income tax benefit recognized in the consolidated financial statements for share-based award compensation was $24 million for the third quarter 2008 and $77 million for the year-to-date period 2008 and $24 million for the third quarter 2007 and $74 million for the year-to-date period 2007.

As of September 30, 2008, there was $174 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 1.50 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $48 million for the year-to-date period 2008 and $337 million for the year-to-date period 2007. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements totaled $637,000 for the year-to-date period 2008 and $4 million for the year-to-date period 2007.

Under our share-based payment plans, we had options and restricted stock units outstanding as of September 30, 2008. Share-based compensation cost related to awards with graded vesting is recognized using the straight-line method. Forfeitures were estimated for share-based awards using a 6.5% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. Options outstanding as of September 30, 2008 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan and the MISOP, as discussed above.

No options were granted in the third quarter 2008, and options to purchase about 8 million shares of our common stock were granted in the year-to-date period 2008. The weighted average grant date fair value of options awarded during the year-to-date period 2008 was $4.60, compared with $6.36 for the same prior year period. The total intrinsic value of options exercised was $9 million during the year-to-date period 2008 and $146 million during the year-to-date period 2007.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. About 5 million restricted stock units were granted in the third quarter 2008, and about 10 million restricted stock units were granted in the year-to-date period 2008.

The total fair value of restricted stock units vested was $32 million during the year-to-date period 2008 and $65 million during the year-to-date period 2007. The weighted-average grant date fair value of restricted stock units granted during the year-to-date period 2008 was $7.49 per unit, compared with $18.90 per unit for the same prior year period.

Most restricted stock units outstanding as of September 30, 2008 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to accumulated deficit when paid.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Segments

We have two reportable segments: Wireless and Wireline. These segments are organized by products and services.

Our chief operating decision maker uses segment earnings as the primary measure to evaluate segment performance and make resource allocation decisions. We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, asset impairments, gain (loss) from asset dispositions and exchanges, other and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level.

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

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions related to commercial services, pricing is set using market rates. Segment financial information is as follows:

	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Quarter Ended September 30, 2008
Net operating revenues	$7,536	$1,280	$—	$8,816
Inter-segment revenues	—	296	(296)	—
Total segment operating expenses	(5,890)	(1,313)	211	(6,992)

Segment earnings	$1,646	$263	$(85)	1,824

Less:
Depreciation				(1,488)
Amortization				(569)
Severance, exit costs and asset impairments(2)				(13)
Gains from asset dispositions and exchanges, net				41

Operating loss				(205)
Interest expense				(338)
Interest income and other, net				28

Loss before income taxes				$(515)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Quarter Ended September 30, 2007
Net operating revenues	$8,697	$1,357	$(10)	$10,044
Inter-segment revenues	1	255	(256)	—
Total segment operating expenses	(6,095)	(1,322)	253	(7,164)

Segment earnings	$2,603	$290	$(13)	2,880

Less:
Depreciation				(1,441)
Amortization				(781)
Severance, exit costs and asset impairments(2)				(125)
Merger and integration costs				(135)

Operating income				398
Interest expense				(367)
Interest income and other, net				66

Income before income taxes				$97

	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Year-to-date September 30, 2008
Net operating revenues	$23,235	$3,971	$(1)	$27,205
Inter-segment revenues	—	840	(840)	—
Total segment operating expenses	(17,920)	(3,962)	606	(21,276)

Segment earnings	$5,315	$849	$(235)	5,929

Less:
Depreciation				(4,449)
Amortization				(1,955)
Severance, exit costs and asset impairments(2)				(323)
Gains from asset dispositions and exchanges, net				15
Merger and integration costs				(130)

Operating loss				(913)
Interest expense				(1,029)
Interest income and other, net				61

Loss before income taxes				$(1,881)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Wireless	Wireline	Corporate, Other and Eliminations(1)(4)	Consolidated
	(in millions)
Year-to-date September 30, 2007
Net operating revenues	$26,201	$4,127	$(29)	$30,299
Inter-segment revenues	2	717	(719)	—
Total segment operating expenses	(18,534)	(4,090)	670	(21,954)

Segment earnings	$7,669	$754	$(78)	8,345

Less:
Depreciation				(4,203)
Amortization				(2,600)
Severance, exit costs and asset impairments and other(2)				(384)
Merger and integration costs				(397)
Other expense(3)				(46)

Operating income				715
Interest expense				(1,099)
Interest income and other, net				136

Loss before income taxes				$(248)

Other Information

	Wireless	Wireline	Corporate and Other(4)	Consolidated
	(in millions)
Capital expenditures for the year-to-date period September 30, 2008	$2,065	$419	$788	$3,272
Capital expenditures for the year-to-date period September 30, 2007	$3,796	$422	$433	$4,651

(1)	Inter-segment revenues consist primarily of commercial long distance services provided to the Wireless segment for resale to wireless customers.
(2)	See note 4 of the Notes to Consolidated Financial Statements for additional information on severance, exit costs and asset impairments.
(3)	Other expense includes a charge associated with legal contingencies and net costs associated with a planned exit of a non-core line of business.
(4)	Corporate, other and eliminations and corporate and other includes amounts related to the planned deployment of our WiMAX initiative. Operating expenses related to corporate assets are allocated to each segment.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net operating revenues by service and products were as follows:

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Quarter Ended September 30, 2008
Wireless services	$6,803	$—	$—	$6,803
Wireless equipment	492	—	—	492
Voice	—	755	(204)	551
Data	—	231	(34)	197
Internet	—	556	(57)	499
Other	241	34	(1)	274

Total net operating revenues	$7,536	$1,576	$(296)	$8,816

Quarter Ended September 30, 2007
Wireless services	$7,778	$—	$—	$7,778
Wireless equipment	662	—	(10)	652
Voice	—	868	(209)	659
Data	—	297	(20)	277
Internet	—	407	(26)	381
Other	258	40	(1)	297

Total net operating revenues	$8,698	$1,612	$(266)	$10,044

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Year-to-Date September 30, 2008
Wireless services	$20,931	$—	$—	$20,931
Wireless equipment	1,558	—	(2)	1,556
Voice	—	2,365	(608)	1,757
Data	—	750	(97)	653
Internet	—	1,580	(134)	1,446
Other	746	116	—	862

Total net operating revenues	$23,235	$4,811	$(841)	$27,205

Year-to-Date September 30, 2007
Wireless services	$23,491	$—	$—	$23,491
Wireless equipment	1,919	—	(29)	1,890
Voice	—	2,676	(609)	2,067
Data	—	918	(61)	857
Internet	—	1,122	(46)	1,076
Other	793	128	(3)	918

Total net operating revenues	$26,203	$4,844	$(748)	$30,299

(1)	Revenues eliminated in consolidation consist primarily of commercial local and long distance services provided to the Wireless segment for resale to wireless customers.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In connection with the Sprint-Nextel merger in 2005, we disclosed that several PCS Affiliates had filed lawsuits in various courts, alleging that the Sprint-Nextel merger would result in breaches of exclusivity provisions in their commercial affiliation agreements with our subsidiaries. With the exception of iPCS Wireless, Inc., or iPCS, all such suits have been disposed of. On September 24, 2008, the Illinois Supreme Court denied our petition for appeal in a contract dispute with iPCS. As a result, the Illinois Circuit Court decision from August 2006 holding that Sprint’s merger with Nextel breached Sprint’s agreement with iPCS was upheld. The judge in that case entered an order requiring Sprint to cease owning, operating or managing the iDEN network in parts of five Midwestern states (Illinois, Iowa, Michigan, Nebraska and a small portion of Indiana) that make up the iPCS territory. On October 15, 2008, we filed a motion asking the Illinois Supreme Court to reconsider its decision not to hear the appeal, on grounds that the Circuit Court decision infringed upon the Federal Communications Commission’s authority to determine the ownership and use of telecommunications licenses, and on grounds that the injunction entered by the Circuit Court violates Illinois public policy. We have also filed a motion asking the Circuit Court to reconsider its decision in light of newly-discovered evidence that was not produced by iPCS in the earlier Circuit Court proceeding. We continue to believe the Circuit Court injunction is erroneous and contrary to public policy, and will continue to oppose it vigorously.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As part of the reconfiguration process in most regions, we must surrender portions of our 800 MHz spectrum before we are able to commence use of replacement 800 MHz spectrum. On September 11, 2007, the FCC issued a Third Memorandum Opinion and Order, or Third MO&O, in which the FCC ordered, among other things, that by June 26, 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee was not ready to relocate to the vacated spectrum. In addition, the Third MO&O also required public safety licensees to submit waiver requests if they did not believe they would be able to complete their reconfiguration by June 26, 2008. On June 17, 2008, the FCC granted approximately 250 waivers to public safety licensees that had indicated that they would not be able to complete their reconfigurations by June 26, 2008. The FCC also granted interim waivers for an additional 225 licensees and requested further information from an additional 25 licensees before they made a determination as to any extension for those licensees. Based on these circumstances, on June 19, 2008, the FCC granted us a blanket waiver to allow us to stay on those specific channels not yet needed by licensees until such time as the licensee provides us with 60-days notice of the need for their channels. To address our overall need for sufficient spectrum capacity, while licensees reconfigure their systems and return their prior spectrum to us for use, on June 17, 2008, we filed a Petition for Relief and presented a proposal to the FCC regarding a staged, milestone-based reduction in other spectrum that we would otherwise have been required to surrender by June 26, 2008. After a series of thirty-day extensions of the June 26, 2008 deadline to consider our proposal, on October 30, 2008, the FCC released an Order granting us the relief we requested and adopted the staged, milestone-based spectrum reductions we proposed. In addition to defining progress benchmarks, which will determine the amount of spectrum we relinquish on a region-by-region basis, the FCC adopted a deadline of March 31, 2010, at which time we may be required to relinquish portions of our 800 MHz spectrum in advance of completion of rebanding and receipt of remaining replacement spectrum. This Order, including certain exceptions to the March 31, 2010 deadline, in combination with the waiver the FCC granted us on June 19, 2008, essentially returns us to the 800 MHz reconfiguration transition process in effect prior to the Third MO&O and alleviates the spectrum constraints we may have faced as a result of the Third MO&O.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights received exceeds the total of (i) the value of spectrum rights that are surrendered and (ii) the qualifying costs referred to above. If so, we will be required to pay the difference to the U.S. Treasury, as described above. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program through September 30, 2008, we have incurred approximately $1.6 billion of costs directly attributable to the spectrum reconfiguration program. When expended, these costs are accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset, consistent with our accounting policies. The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2007	2008 Additions and Adjustments	Through September 30, 2008
	(in millions)
FCC licenses	$732	$516	$1,248
Property, plant and equipment	148	2	150
Costs not benefiting our infrastructure or spectrum positions	234	(12)	222

	$1,114	$506	$1,620

Excluded from the table above are estimated reconfiguration costs incurred to date that are included in property, plant and equipment on our consolidated balance sheet, which are based on allocations between reconfiguration activities and our normal network improvements. These estimated allocations may vary depending on key assumptions, including subscribers, call volumes and other factors over the life of the reconfiguration program. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program. While we and the TA have had extensive conversations regarding our methodology for calculating the amount to be submitted for credit, we have agreed that no further work or costs will be incurred by the TA to assess our methodology or associated costs until such time as it is determined that the total cost of reconfiguration, excluding these allocated costs, is less than our minimum obligation of $2.8 billion.

We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$2.9 billion and $3.4 billion. This estimate is dependent on significant assumptions, including the final licensee costs, and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC on May 9, 2008, and the Mexican border region for which there is currently no approved border plan, and does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit. During the third quarter 2008, we determined, based on the information available to us, that the total cost of reconfiguring the incumbent users of the 800 MHz are likely to be less than $2.5 billion. The TA reviewed our forecasts and recommended to the FCC a $337 million reduction in the letter of credit based on costs incurred through December 31, 2007 and an $85 million reduction based on additional costs incurred through the first quarter 2008. The FCC concurred with the TA’s two requests and the letter of credit has been reduced to $2.1 billion.

Note 10. Subsequent Event

On November 3, 2008, we entered into an agreement to amend the terms and conditions of our revolving bank credit facility. Pursuant to the amendment, the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges increased from no more than 3.5 to 1.0 to no more than 4.25 to 1.0. The new terms of the revolving bank credit facility provide for an interest rate equal to LIBOR plus a margin of between 2.50% and 3.00%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. Under this facility, we may not pay cash dividends unless our ratio of total indebtedness is less than 2.5 to 1.0. In addition, the amendment reduced the revolving bank credit facility from $6.0 billion to $4.5 billion. We also paid down $1 billion of the revolving bank credit facility, which has been reflected as a current liability in the accompanying September 30, 2008 consolidated balance sheet. Approximately $1.3 billion is available under the revolving bank credit facility as of November 7, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have reviewed the consolidated balance sheet of Sprint Nextel Corporation and subsidiaries as of September 30, 2008, the related consolidated statements of operations for the quarter and year-to-date periods ended September 30, 2008 and 2007, the related consolidated statements of cash flows for the year-to-date periods ended September 30, 2008 and 2007, and the related consolidated statement of shareholders’ equity for the year-to-date period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.

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
November 7, 2008

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

•

the uncertainties related to the implementation of our business strategies including investments in our networks, our systems, and other businesses, including current investments and additional investments that will be required in connection with the planned deployment of a next generation wireless broadband network;

•

the costs and business risks associated with providing new services and entering new geographic markets, including in connection with the planned deployment of a next generation wireless broadband network;

•

uncertainty regarding satisfaction of the conditions to completion of the transaction with Clearwire Corporation, including approval by Clearwire’s stockholders and satisfaction of the other conditions to closing;

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

•

the impact of third parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide handset devices or infrastructure equipment for our code division multiple access, or CDMA, network, or Motorola, Inc.’s ability or willingness to provide related handset devices, infrastructure equipment and software applications, or to develop new technologies or features, for our integrated Digital Enhanced Network, or iDEN, network;

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

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

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

Overview

We are a global communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government customers. We have organized our operations to meet the needs of our targeted customer groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We also are one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. We routinely post important information on our website at www.sprint.com.

Over the past several months, we have been reviewing our overall business strategy, including our sales, distribution and marketing plans, and working to streamline operations by changing the internal organizational structure of our company. As part of this process, we have named new executives to lead key elements of our business, which we believe when fully implemented, will support quick decision-making, improve execution, strengthen our ability to retain our customer base and deliver on the opportunity provided by our assets. This process is ongoing and is expected to be largely completed by the end of the year and fully operational by early 2009. As we refine our business strategy, we continue to evaluate opportunities to strengthen our business and implement cost reduction initiatives which may include de-levering and disposing of assets. We have not identified all strategic and structural alternatives that may be available to us, and do not know which alternatives we will elect to pursue. We may at any time be discussing or negotiating transactions that, if consummated, could have a material effect on our business, financial condition, liquidity or results of operations.

We believe the communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and quality of service. Although we believe that many of our targeted customers base their purchase decisions on quality of service and the availability of differentiated features and services, competitive pricing, both in terms of the monthly recurring charges and the number of minutes or other features available under a particular rate plan, and handset offerings and pricing are often important factors in potential customers’ purchase decisions. We also believe that given the recent deterioration in the United States economy coupled with short-term illiquidity, consumer and business spending will be negatively impacted. We will continue to monitor the impact of these market conditions on our ability to collect from our customers and other areas of our business.

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

Through our Wireless segment, we, together with three third party affiliates, or PCS Affiliates, and resellers of our wholesale wireless services, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands, providing wireless coverage in over 360 metropolitan markets, including 344 of the 349 largest U.S. metropolitan areas, and serving about 50.5 million wireless subscribers as of September 30, 2008. We offer wireless international voice roaming for subscribers of both CDMA and iDEN-based services in numerous countries. Our CDMA network utilizes high-speed evolution data optimized, or EV-DO, technology to provide high-speed data applications. We have incorporated EV-DO Rev. A, the most recent version of EV-DO technology that is designed to support a variety of internet protocol, or IP, video, and high performance walkie-talkie applications, using QUALCOMM Incorporated’s Q-Chat® technology (which we market as Nextel Direct Connect, or NDC, on CDMA), into over 90% of our CDMA network.

We offer a wide array of wireless mobile telephone and data transmission services and features in a variety of pricing plans, typically on a contract basis, for one or two year periods. Services are billed on a monthly basis according to the applicable pricing plan, which typically includes a fixed charge for certain services and variable charges for other services. We also offer wireless services that focus on the youth market, including our Boost Mobile prepaid wireless service on our iDEN network and our Boost Unlimited SM local calling wireless service on our CDMA network. We also offer wholesale CDMA-based wireless services to resellers, commonly known as mobile virtual network operators, or MVNOs, which purchase wireless services from us at wholesale rates and resell the services to their customers under their own brand names. Under these MVNO arrangements, the operators bear the costs of subscriber acquisition, billing and customer service. In light of current industry conditions, it is possible that our MVNOs may reevaluate their long-term business strategies.

We offer a broad portfolio of data services across our CDMA network, including data and text messaging, photo and video offerings, entertainment and location-based applications, and mobile broadband applications for laptops and other devices. We also launched the QChat® technology in 2008. This technology provides high performance walkie-talkie services on our CDMA network, and we have interfaces to provide interoperability of walkie-talkie services between our CDMA and iDEN networks. We expect that the NDC devices will eventually replace the PowerSource™ devices, which operate seamlessly between our CDMA and iDEN networks. For information regarding a dispute involving the intellectual property rights of QUALCOMM that relate to QChat, see Item 1A. “Risk Factors—The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others” in our annual report on Form 10-K for the year ended December 31, 2007.

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

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Net additions (losses)
(in thousands)
Post-paid
iDEN	(744)	(662)	(700)	(686)	(684)	(527)	(589)
CDMA	524	678	363	3	(386)	(249)	(533)

Total	(220)	16	(337)	(683)	(1,070)	(776)	(1,122)

Boost Mobile-branded service
iDEN-based prepaid	272	70	(57)	(202)	(543)	(250)	(305)
CDMA-based unlimited local calling plan	3	99	124	257	343	112	(24)

Total	275	169	67	55	(200)	(138)	(329)

End of period subscribers
(in thousands)
iDEN post-paid	16,535	15,472	14,355	13,246	12,179	11,330	10,466
CDMA post-paid(1)	25,050	26,129	27,079	27,505	27,502	27,575	27,317

Total	41,585	41,601	41,434	40,751	39,681	38,905	37,783

Boost Mobile prepaid	4,284	4,354	4,297	4,095	3,552	3,302	2,997
Boost Mobile unlimited local calling plan	3	102	226	483	826	938	914

Total	4,287	4,456	4,523	4,578	4,378	4,240	3,911

Monthly customer churn rate(2)
Direct post-paid(3)	2.3%	2.0%	2.3%	2.3%	2.45%	2.0%	2.15%
Direct prepaid	7.0%	6.8%	6.2%	7.5%	9.9%	7.4%	8.2%

(1)	Includes subscribers with PowerSource devices and subscribers who have changed from using an iDEN to a CDMA handset.
(2)	We calculate churn by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For accounts comprised of multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Post-paid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where we terminate the customer’s service due to a lack of payment or other reasons.
(3)	During the third quarter 2007, we implemented an additional churn rule to remove the impact of activations and deactivations occurring within 30 days in the same account. The new rule, which we believe presents a more precise churn calculation, reduced churn by 10 basis points to 2.3% in the third quarter 2007. The additional churn rule did not impact reported net additions (losses) or results of operations. Prior period churn figures have not been adjusted for this additional churn rule.

Throughout 2007 and the year-to-date period 2008, we endeavored to retain subscribers and attract new subscribers by continuing our focus on improving our customer care, sales and distribution functions and branding initiatives. We launched a new rate plan, known as “Simply Everything,” which offers customers unlimited domestic talking, web surfing, emailing, Direct Connect, domestic texting, video and picture sharing for $99.99 per month. We also broadened our handset portfolio through the introduction of several new NDC devices and other new competitive CDMA handsets.

Despite our efforts, we lost 533,000 net post-paid subscribers on the CDMA network and 589,000 net post-paid subscribers on the iDEN network during the third quarter 2008. Our net subscriber losses were due in part to a decline in new post-paid subscribers caused by recent declines in our advertising and promotions, lingering consumer perceptions regarding our networks and customer care, and recent measures taken by us to increase the credit quality of our customers. We continually monitor and adjust our credit policies in an effort to attract desirable and profitable customers, including lower credit quality customers. Our ratio of subscribers with a prime credit rating to those with a subprime credit rating has improved from the third quarter 2007. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of subscriber trends.

Post-paid churn increased in the third quarter 2008 primarily due to an increase in voluntary churn, principally due to competitive factors. Our overall 2008 post-paid churn remains high relative to that of our competitors and consequently we continue to focus on improving the customer experience in order to reduce churn. In the third quarter 2008, prepaid churn for both traditional users and Boost Unlimited users increased. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of subscriber trends.

Average Revenue per Subscriber

Below is a table showing our average revenue per post-paid and prepaid subscriber for each quarter beginning with the first quarter 2007.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
Average monthly service revenue per user(1)
Direct post-paid	$59	$60	$59	$58	$56	$56	$56
Direct prepaid	$32	$31	$30	$28	$29	$30	$31

(1)	Average monthly service revenue per subscriber for the quarter is calculated by dividing our quarterly service revenue by the sum of our average number of subscribers for each month in the quarter. Changes in average monthly post-paid service revenue reflect subscribers who change rate plans, the level of voice and data usage during a quarter, the amount of service credits which we offer our customers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Average monthly post-paid service revenue per subscriber in the third quarter 2008 was flat as compared to the first and second quarters of 2008, as we improved the retention of our higher revenue subscribers and lessened the impact of rate plan migrations. Our retention efforts have focused on improving the customer experience including, but not limited to, new Simply Everything bundled plans which provide unlimited voice, data, text and Direct Connect services, improved service levels from our customer care centers and the new Ready Now program. The decline in average monthly post-paid service revenue per subscriber in previous quarters is primarily due to the loss of iDEN subscribers with higher priced service plans and the migration of iDEN subscribers to bundled plans. Our average monthly service revenue in these periods also declined due to other reasons, the most significant of which is the number of service credits accepted by our customers on both networks, which increased due to our retention efforts. The increase in average monthly prepaid service revenue per subscriber in recent quarters is due to higher access charges received from our Boost Unlimited users during recent quarters combined with more stable average revenue per subscriber from our traditional prepaid users. There is no assurance that average monthly service revenue per post-paid and prepaid subscribers will continue at these rates in the future.

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

The Report and Order implemented rules to reconfigure spectrum in the 800 MHz band, in a 36-month phased transition process. We surrendered certain portions of our holdings in the 800 MHz spectrum band and are obligated to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. As part of this process, in most markets, we must cease using portions of 800 MHz spectrum during the reconfiguration before we are able to commence use of replacement 800 MHz spectrum. Based on the terms of the Report and Order and subsequent FCC and 800 MHz Transition Administrator, or TA, actions, we have been planning and implementing spectrum exchanges with each affected public safety agency based upon that agency’s plan to complete the reconfiguration process, thereby limiting the time from when we cease using the surrendered spectrum and when the replacement spectrum is available for our use. In September 2007, the FCC issued an order, the Third Memorandum Opinion and Order, or Third MO&O, that, among other things, required that by June 2008 we vacate many 800 MHz channels that we currently use, even if the applicable public safety licensee was not ready to relocate to the vacated spectrum, which could result in a sudden and significant decrease in network capacity, which in turn would adversely affect the performance of our iDEN network. We appealed this order in the U.S. Court of Appeals for the D.C. Circuit. On May 2, 2008, the Court affirmed the FCC’s decision in the Third MO&O. On June 17, 2008, we filed a Petition for Relief and presented a proposal to the FCC regarding a staged, milestone-based reduction with regard to certain spectrum that would otherwise have been required to have been given up by June 26, 2008. Also on June 17, 2008, the FCC granted approximately 250 waivers to public safety licensees that had indicated that they would not be able to complete their reconfigurations by June 26, 2008. The FCC also granted interim waivers for an additional 225 licensees and requested further information from an additional 25 licensees before they made a determination as to any extension for those licensees. Based on these circumstances, on June 19, 2008, the FCC granted us a blanket waiver to allow us to stay on those specific channels not yet needed by licensees until such time as the licensee provides us with 60-days notice of the need for their channels. After a series of thirty-day extensions of the June 26, 2008 deadline to consider our Petition for Relief, on October 30, 2008, the FCC released an Order granting us the relief we requested and adopted the staged, milestone-based spectrum reductions we proposed. In addition to defining progress benchmarks, which will determine the amount of spectrum we relinquish on a region-by-region basis, the FCC adopted a deadline of March 31, 2010, at which time we may be required to relinquish portions of our 800 MHz spectrum in advance of completion of rebanding and receipt of remaining replacement spectrum. This Order, including certain exceptions to the March 31, 2010 deadline, in combination with the waiver the FCC granted us on June 19, 2008, essentially returns us to the 800 MHz reconfiguration transition process in effect prior to the Third MO&O and alleviates the spectrum constraints we may have faced as a result of the Third MO&O.

In addition, a financial reconciliation is required to be completed at the end of the reconfiguration implementation to determine whether the value of the spectrum rights we received exceeds the total of (i) the value of spectrum rights that we surrendered and (ii) certain qualifying costs. If so, we will be required to pay the difference to the U.S. Treasury. Based on the FCC’s determination of the values of the spectrum rights received and surrendered by Nextel, the minimum obligation to be incurred under the Report and Order is $2.8 billion. The Report and Order also provides that qualifying costs we incur as part of the reconfiguration plan, including costs to reconfigure our own infrastructure and spectrum positions, can be used to offset the minimum obligation of $2.8 billion; however, we are obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed that amount. From the inception of the program through September 30, 2008, we have incurred approximately $1.6 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $2.9 and $3.4 billion. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC on May 9, 2008, and the Mexican border region for which there is currently no approved border plan, and does not include any of our apportioned internal network costs. Actual results could differ from such estimates. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 gigahertz, or GHz, spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit. During the third quarter 2008, we determined based on the information available to us that the total cost of reconfiguring the incumbent users of the 800 MHz are likely to be less than $2.5 billion. The TA reviewed our forecasts and recommended to the FCC a $337 million reduction in the letter of credit based on costs incurred through December 31, 2007 and an $85 million reduction based on additional costs incurred through the first quarter 2008. The FCC concurred with the TA’s two requests and the letter of credit has been reduced to $2.1 billion.

911 Services

In September 2007, the FCC adopted an order that would have changed the method by which wireless carriers measure compliance with the accuracy requirements for locating 911 callers. Under the order, accuracy would have been measured against each of the more than 6,000 public safety answering point boundaries rather than an average of system performance over a national network. Implementation of this measurement method, which would have been implemented over a five-year period, could have resulted in significant costs to us and could have subjected us to penalties if we did not comply with the new rules. On September 17, 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated and remanded the September 2007 enhanced “911” (E911) location-accuracy order. The FCC has sought comment on alternative rules but has not yet acted. We have committed to comply with these alternative rules in the context of the Clearwire transaction and expect to be able to do so using current technology. Refer to Item 1. “Business—Legislative and Regulatory Development—Regulation and Wireless Operations” in our Form 10-K for the year ended December 31, 2007 for additional information.

Emergency Backup Power Rules

In October 2007, the FCC adopted rules that require wireless carriers to have eight hours of backup power at their cell sites and remote terminals. Wireless carriers may be able to exclude some of these facilities from the requirement if they can demonstrate in a report to be filed with the FCC within six months after the rules become effective that the installation of the equipment necessary to comply with the eight-hour backup rules, e.g., generators or batteries, presents a risk to safety, life or health; is precluded by private legal obligation or agreement; or is precluded by Federal, state, tribal or local law. For those facilities that do not fall within one of these exclusions, wireless carriers are required to bring such facilities into compliance with the backup power rules within twelve months from the effective date of the rules or file with the FCC a certified emergency backup power compliance plan detailing how the wireless carrier intends to meet the backup power requirements. The rules have not become effective. Assuming that compliance with these rules is even possible, which is not likely, such compliance could result in significant costs to us. We have requested and been granted a stay of the rules by the U.S. Court of Appeals for the District of Columbia Circuit pending the decision by the same court on the Petitions for Review which we, CTIA-The Wireless Association® and USA Mobility have filed. In June 2008, the Court issued a decision holding the appeals in abeyance until the Office of Management and Budget, or OMB, determines whether the FCC’s imposition of these new reporting obligations meets the requirements of the Paperwork Reduction Act. The FCC forwarded the reporting obligations to the OMB for its approval on September 9, 2008; the OMB must act by November 7, 2008.

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

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. Growth in voice services provided by cable MSOs is accelerating as consumers use cable MSOs as alternatives to local and long distance voice communications providers. We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we are converting most of our existing customers from ATM and frame relay to more advanced IP technologies, such as MPLS, Sprintlink Frame Relay and Sprintlink ATM, which will reduce our cost structure by moving toward one consolidated data platform that can provide converged services. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We also are taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with wholesale voice local and long distance services, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

WiMAX Initiative

On May 7, 2008, we entered into a definitive agreement with Clearwire Corporation to combine our next generation wireless broadband businesses to form a new wireless communications company to be called Clearwire. In addition, six independent partners, including Intel Corporation through Intel Capital, Google Inc., Comcast Corporation, Time Warner Cable Inc., Bright House Networks and Trilogy Equity Partners, have agreed to invest $3.2 billion in the new Clearwire. The new Clearwire will be focused on expediting the deployment of the first nationwide mobile Worldwide Interoperability for Microwave Access, or WiMAX, network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. We will continue to invest in the development of WiMAX services in selected markets until the transaction closes, and on September 29, 2008, we successfully launched WiMAX services in Baltimore, Maryland, under the brand name of Xohm. The Baltimore operations will be transferred to the new Clearwire when the transaction closes.

Upon completion of the proposed transaction, which we expect will occur in the fourth quarter 2008, we will become the largest shareholder in the new Clearwire with approximately 51% of the equity ownership, with our final ownership percentage determined based on the trading price of the new Clearwire stock during the ninety days after close. As we do not control certain key management decisions, we will account for our investment in the new Clearwire as an equity method investment. Accordingly, we will record an investment in the new Clearwire in exchange for the contribution of our next generation wireless broadband business, including 2.5 GHz spectrum assets and WiMAX network assets.

Immediately following the closing of the transaction, we will be reimbursed by the new Clearwire for the amount of financing that we provide to our next generation wireless broadband business between April 1, 2008 and the closing of the transaction up to certain caps determined on a monthly basis. The aggregate financing during that period is currently estimated to be approximately $390 million, and $213 million will be repaid by the new Clearwire in cash with the remaining amount to be repaid in the form of an interest bearing note. The total amount of the reimbursement will be accounted for as a reduction in our investment in the new Clearwire. The difference between our proportionate share of the new Clearwire equity and the book value of our investment in the new Clearwire will be recorded as an equity transaction within shareholders’ equity.

Results of Operations

We present consolidated information as well as separate supplemental financial information for our two reportable segments, Wireless and Wireline. The disaggregated financial results for our two reportable segments have been prepared in a manner that is consistent with the basis and manner in which our chief operating decision maker evaluates segment performance and makes resource allocation decisions. Consequently, segment earnings is defined as wireless or wireline operating income (loss) before other segment expenses, such as depreciation, amortization, severance, exit costs, asset impairments, gain (loss) from asset dispositions and exchanges, other and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities, certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding, and other integration costs. See note 8 of the Notes to Consolidated Financial Statements for additional information on our segments. For reconciliations of segment earnings to operating income, the closest generally accepted accounting principles measure, see the tables set forth in

“—Wireless” and “—Wireline” below. We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Consolidated

	Quarter Ended September 30,		Year-to-Date September 30,
	2008	2007	2008	2007
	(in millions)
Net operating revenues	$8,816	$10,044	$27,205	$30,299
Net (loss) income	(326)	64	(1,175)	(128)

Net operating revenues decreased 12% in the third quarter 2008 as compared to the third quarter 2007 and decreased 10% from the year-to-date period 2007 to year-to-date period 2008, reflecting the continuing decline in revenues from our Wireless segment, due to a decrease in the number of wireless subscribers and a decline in the average revenue per subscriber. For additional information, see “—Segment Results of Operations” below.

In the third quarter 2008, we incurred a net loss of $326 million compared to net income of $64 million in the third quarter 2007, and we incurred a net loss of $1.2 billion in the year-to-date period 2008 compared to a net loss of $128 million in the year-to-date period 2007, primarily due to a decline in our Wireless segment earnings due to the reasons stated above. For additional information, see “—Segment Results of Operations” and “—Consolidated Information” below.

Presented below are results of operations for our Wireless and Wireline segments, followed by a discussion of results of operations of consolidated information.

Segment Results of Operations

Wireless

	Quarter Ended September 30,			Year-to-Date September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in millions)
Service	$6,803	$7,778	(13)%	$20,931	$23,491	(11)%
Wholesale, affiliate and other	241	258	(7)%	746	793	(6)%

Total services revenue	7,044	8,036	(12)%	21,677	24,284	(11)%
Cost of services	(2,268)	(2,166)	5%	(6,589)	(6,420)	3%

Service gross margin	$4,776	$5,870	(19)%	$15,088	$17,864	(16)%

Service gross margin percentage	68%	73%		70%	74%
Equipment revenue	$492	$662	(26)%	$1,558	$1,919	(19)%
Cost of products	(1,181)	(1,195)	(1)%	(3,622)	(3,833)	(6)%

Equipment net subsidy	$(689)	$(533)	29%	$(2,064)	$(1,914)	8%

Equipment net subsidy percentage	(140)%	(81)%		(132)%	(100)%
Selling, general and administrative expense	$(2,441)	$(2,734)	(11)%	$(7,709)	$(8,281)	(7)%
Wireless segment earnings	1,646	2,603	(37)%	5,315	7,669	(31)%
Merger and integration expenses(1)	—	(76)	(100)%	(101)	(257)	(61)%
Severance, exit costs, asset impairments and other(1)	(5)	(119)	(96)%	(256)	(368)	(30)%
Gains from asset dispositions and exchanges, net(1)	35	—	NM	12	—	NM
Depreciation(1)	(1,327)	(1,308)	1%	(4,006)	(3,809)	5%
Amortization(1)	(569)	(781)	(27)%	(1,954)	(2,599)	(25)%
Wireless operating (loss) income	(220)	319	NM	(990)	636	NM

NM—Not meaningful

(1)	Merger and integration expenses, severance, exit costs, asset impairments and other, gains from asset dispositions and exchanges, depreciation and amortization are discussed in the Consolidated Information section. Other expense for the year-to-date period 2007 includes net costs associated with the exit of a non-core line of business and charges associated with legal contingencies.

Service Revenue

Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees, net of service credits. Service revenue totaled $6.8 billion for the third quarter 2008 and $20.9 billion for the year-to-date period 2008 and $7.8 billion for the third quarter 2007 and $23.5 billion for the year-to-date period 2007.

The following is the summary of our average subscribers and average revenue per subscriber for the quarters and year-to-date periods ended September 30, 2008 and 2007.

	Quarter Ended September 30,			Year-to-Date September 30,
	2008	2007	Change(2)	2008	2007	Change(2)
Average post-paid subscribers(1) (in thousands)	38,346	41,544	(3,198)	39,266	41,578	(2,312)
Average prepaid subscribers(1) (in thousands)	4,074	4,523	(449)	4,272	4,336	(64)
Average monthly service revenue per user:
Direct post-paid	$56	$59	$(3)	$56	$60	$(4)
Direct prepaid	31	30	1	30	31	(1)
Average direct post-paid and prepaid	53	56	(3)	53	57	(4)

(1)	Average subscribers represent the average number of direct subscribers included in our customer base during the period, net of deactivated subscribers.
(2)	A summary of changes in net additions to subscribers and average monthly revenue per subscriber since the first quarter 2007 may be found on pages 30 and 31.

Service revenue decreased 13% in the third quarter 2008 as compared to the third quarter 2007 and 11% in the year-to-date period 2008 as compared to the year-to-date period 2007, primarily due to a decline in service revenue from our direct post-paid subscribers. Over half of the quarterly decline is due to a decrease in the average number of direct post-paid subscribers, and the remaining amount is due to a decline in average monthly service revenue per post-paid user. The year-to-date decline is equally attributable to a decline in average monthly service revenue per post-paid user and a decrease in the average number of direct post-paid users.

We continued to experience a net loss of iDEN subscribers during the year-to-date period 2008, including more than 980,000 subscribers that transferred to the CDMA network. We have also experienced a decline in CDMA subscribers during the year-to-date period 2008. Our net subscriber losses were due in part to a decline in new post-paid subscribers caused primarily by recent declines in our advertising and promotions, lingering consumer perceptions regarding our networks and customer care, and recent measures taken by us to increase the credit quality of our customers. See subscriber trends discussed in “—Wireless Segment Earnings” below.

Over half of the decline in average monthly service revenue per post-paid subscriber for the third quarter and year-to-date period 2008, as compared to the third quarter and year-to-date period 2007, is due to the loss of iDEN subscribers with higher priced service plans and the migration of iDEN subscribers to bundled plans. Our average monthly service revenue in these periods also declined due to other reasons, the most significant of which is the number of service credits accepted by our customers on both networks, which increased due to our retention efforts. See discussion of service revenue in “—Wireless Segment Earnings” below.

Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenue consists primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers and net revenues retained from wireless subscribers residing in PCS Affiliate territories. Wholesale, affiliate and other revenue declined 7% and 6% during the third quarter 2008 and year-to-date period 2008, respectively, compared to the third quarter 2007 and year-to-date period 2007, primarily due to a decline in average monthly service revenue per wholesale subscriber. In the year-to-date period 2008, wholesale subscriber additions were 265,000, reflecting a 108,000 net increase in the third quarter 2008 and resulting in about 7.9 million subscribers at quarter end compared to about 7.2 million subscribers at September 30, 2007. Certain wholesale devices are activated on the network by our wholesale partners prior to selling the device to the end customer, which resulted in approximately 210,000 such additions being activated on our network during the third quarter 2008. As of September 30, 2008, these active subscribers, for which devices are not in the hands of an end user customer, represented approximately 3% of the total wholesale subscriber base.

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

•	long distance costs paid to the Wireline segment;

•	costs to service and repair handsets;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as ringers, games, music, TV and navigation services by our customers.

Cost of services increased 5% in the third quarter 2008 and 3% in the year-to-date period 2008 compared to the third quarter 2007 and year-to-date period 2007, primarily reflecting increased costs relating to data and voice roaming outside of our networks and increased service and repair costs related to devices with increased functionality. In addition, backhaul costs have increased primarily due to the expansion of EV-DO Rev. A in our network and increased data usage by our customers. These costs have been slightly offset by lower employee related costs.

Service gross margin declined in the third quarter and year-to-date period 2008 due to the reasons described above.

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

Additionally, we reduce the cost of handsets by any rebates that we earn from the supplier. Cost of handsets and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. Equipment costs in excess of the revenues generated from equipment sales (referred to in our industry as subsidy) as a percentage of equipment revenues increased to 140% in the third quarter 2008 from 81% in the third quarter 2007 and increased to 132% in the year-to-date period 2008 from 100% in the year-to-date period 2007, primarily due to:

•	a 26% and 19% decline in equipment revenue for the third quarter and year-to-date period 2008, respectively, primarily due to a decrease in the number of handsets sold, and

•

a 1% and 6% decrease in the cost of handsets and accessories for the third quarter and year-to-date period 2008, primarily due to a decrease in the number of handsets sold which was partially offset by an increase in the average cost per handset sold as we continue to sell a greater number of higher priced units, including several new devices with increased functionality introduced during the third quarter 2008.

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

Sales and marketing expense decreased 9% in the third quarter 2008 from the third quarter 2007 and 13% in the year-to-date period 2008 from the year-to-date period 2007. The decrease is primarily due to the decline in gross subscriber additions and a decline in advertising expenses and labor related costs due to our cost reduction activities.

General and administrative costs decreased 15% in the third quarter 2008 from the third quarter 2007 and 4% in the year-to-date period 2008 from the year-to-date period 2007 primarily due to the decline in bad debt expense and lower employee related costs. For the year-to-date period, this decline was partially offset by increases in customer care costs. Bad debt expense was $133 million and $538 million for the quarter and year-to-date period ended September 30, 2008, representing a $120 million and $87 million decline when compared to the third quarter and the year-to-date period 2007, respectively. These decreases are primarily due to an overall improvement in our aged accounts receivable as of September 30, 2008, and a reduction in the expected number of accounts to be written off. For the third quarter 2008, this decline was also benefited by a reduction in average write-off per account.

Wireless Segment Earnings

Wireless segment earnings decreased $957 million or 37% in the third quarter 2008 from the third quarter 2007 and decreased $2.4 billion or 31% in the year-to-date period 2008 from the year-to-date period 2007, primarily due to declines in service revenue.

Based on information currently available to management, we expect to experience continued downward pressure on Wireless segment earnings over at least the next few quarters. Specifically, we expect service revenue to continue to decline over at least the next few quarters due to expected declines in the number of iDEN and CDMA subscribers. We also expect a modest decline in our average monthly service revenue per user, primarily attributable to declines in average monthly service revenue per iDEN subscriber. In addition, we have recently lowered the prices of certain handset devices and continue to make targeted investments to improve churn, which may cause an increase in our equipment net subsidy, which could increase the overall cost to acquire and retain subscribers. Although management has implemented a program designed to decrease our cost structure by reducing our labor costs and eliminating poor performing distribution points, among other things, we do not expect that these cost reductions will offset the expected service revenue declines and increases in net equipment subsidy over at least the next few quarters as described above. See “—Forward-Looking Statements.”

Wireline

	Quarter Ended September 30,			Year-to-Date September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in millions)
Voice	$755	$868	(13)%	$2,365	$2,676	(12)%
Data	231	297	(22)%	750	918	(18)%
Internet	556	407	37%	1,580	1,122	41%
Other	34	40	(15)%	116	128	(9)%

Total net services revenue	1,576	1,612	(2)%	4,811	4,844	(1)%
Costs of services and products	(1,070)	(1,095)	(2)%	(3,218)	(3,343)	(4)%

Service gross margin	$506	$517	(2)%	$1,593	$1,501	6%

Service gross margin percentage	32%	32%		33%	31%
Selling, general and administrative expense	$(243)	$(227)	7%	$(744)	$(747)	0%
Wireline segment earnings	263	290	(9)%	849	754	13%
Severance, exit costs, asset impairments and other(1)	(4)	(3)	33%	(60)	(58)	3%
Gains from asset dispositions and exchanges, net(1)	4	—	NM	2	—	NM
Depreciation and amortization(1)	(143)	(132)	8%	(413)	(392)	5%
Wireline operating income	120	155	(23)%	378	304	24%

NM—Not meaningful

(1)	Severance, exit costs, asset impairments and other, gains from asset dispositions and exchanges, depreciation and amortization are discussed in the Consolidated Information section. Other expense for the year-to-date period 2007 includes charges associated with legal contingencies.

Voice Revenue

Voice revenue decreased 13% in the third quarter 2008 as compared to the third quarter 2007 and decreased 12% in the year-to-date period 2008 as compared to the year-to-date period 2007, primarily as a result of a decrease in our customer base and continued price declines.

Voice revenue of our retail business decreased 18% in both the third quarter 2008 from the third quarter 2007 and the year-to-date period 2008 from the year-to-date period 2007, primarily due to lower volumes.

Voice revenue related to our wholesale business decreased 15% in the third quarter 2008 from the third quarter 2007 and decreased 12% in the year-to-date period 2008 from the year-to-date period 2007. The decrease was primarily due to volume declines.

Voice revenue generated from the provision of services to Wireless represented 27% of total voice revenue for the third quarter 2008 as compared to 24% for the third quarter 2007 and 26% for the year-to-date period 2008 as compared to 23% for the year-to-date period 2007.

Data Revenue

Data revenue reflects sales of legacy data services, including ATM, frame relay, managed network and private line services. Data revenue decreased 22% in the third quarter 2008 as compared to the third quarter 2007 and decreased 18% for the year-to-date period 2008 as compared to the year-to-date period 2007, primarily due to customer migrations to IP-based technologies.

Data revenue generated from the provision of services to Wireless represented 15% of total data revenue for the third quarter 2008 as compared to 7% for the third quarter 2007 and 13% for the year-to-date period 2008 as compared to 7% for the year-to-date period 2007.

Internet Revenue

Internet revenue reflects sales of IP-based data services, including MPLS. Internet revenue increased 37% in the third quarter 2008 as compared to the third quarter 2007 and increased 41% in the year-to-date period 2008 as compared to the year-to-date period 2007. The increase was due to higher dedicated IP revenue as customers increasingly migrate to MPLS services, as well as revenue growth in our cable voice over IP, or VoIP, business, which experienced a 51% increase in the third quarter 2008 as compared to the third quarter 2007 and a 59% increase in the year-to-date period 2008 as compared to the year-to-date period 2007.

Internet revenue generated from the provision of services to Wireless represented 10% of total Internet revenue for the third quarter 2008 as compared to 6% for the third quarter 2007 and 8% for the year-to-date period 2008 as compared to 4% for the year-to-date period 2007.

Other Revenue

Other revenue, which primarily consists of customer premises equipment, decreased 15% in the third quarter 2008 as compared to the third quarter 2007 and decreased 9% in the year-to-date period 2008 as compared to the year-to-date period 2007, as a result of fewer projects.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic customers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased 2% in the third quarter 2008 from the third quarter 2007 and decreased 4% in the year-to-date period 2008 from the year-to-date period 2007 due to improved access cost rates and declining voice and data volumes, partially offset by increased volumes in the cable VoIP business. Network costs decreased due mainly to headcount reductions.

Service gross margin remained flat at 32% in both the third quarter 2008 and third quarter 2007 and increased from 31% in the year-to-date period 2007 to 33% in the year-to-date period 2008, primarily as a result of the decrease in cost of services and products.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 7% in the third quarter 2008, as compared to the third quarter 2007 and remained flat in the year-to-date period 2008 as compared to the year-to-date period 2007. The increase for the quarterly period is primarily due to increases in costs associated with cable VoIP support. For the year-to-date period, these increased cable VoIP costs were partially offset by decreased customer care expenses due to a smaller customer base and lower headcount.

Wireline Segment Earnings

Wireline segment earnings decreased $27 million or 9% in the third quarter 2008 from the third quarter 2007 and increased $95 million or 13% in the year-to-date-period 2008 from year-to-date period 2007. The quarterly decrease is primarily due to lower voice and data revenue as well as increased general and administrative expenses. The year-to-date increase is driven by an increase in Internet revenue, and lower costs of services and products.

Based on information currently available to management, we expect Wireline segment earnings over at least the next few quarters to be relatively flat when compared to 2008 due principally to growth in Internet revenue offset by continued expected decline in legacy voice and data revenues due to the continued migrations of legacy services to IP services as well as lower pricing on commercial contracts and continued competitive pressures. We expect the high rate of IP growth will slow slightly in 2009 as we finish the legacy data migrations to IP. See “—Forward-Looking Statements.”

Consolidated Information

	Quarter Ended September 30,			Year-to-Date September 30,
	2008	2007	Change	2008	2007	Change
	(dollars in millions)
Selling, general and administrative expenses	$(2,768)	$(3,077)	(10)%	$(8,782)	$(9,443)	(7)%
Severance, exit costs and asset impairments	(13)	(125)	(90)%	(323)	(384)	(16)%
Gains from asset dispositions and exchanges	41	—	NM	15	—	NM
Depreciation	(1,488)	(1,441)	3%	(4,449)	(4,203)	6%
Amortization	(569)	(781)	(27)%	(1,955)	(2,600)	(25)%
Interest expense	(338)	(367)	(8)%	(1,029)	(1,099)	(6)%
Interest income and other, net	28	66	(58)%	61	136	(55)%
Income tax benefit (expense)	189	(33)	NM	706	120	NM
Net (loss) income	(326)	64	NM	(1,175)	(128)	NM

NM—Not meaningful

Selling, General and Administrative Expense

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to the Wireless segment were $2.4 billion and $7.8 billion in the third quarter 2008 and the year-to-date period 2008, respectively, and $2.8 billion and $8.5 billion in the third quarter 2007 and the year-to-date period 2007, respectively. The selling, general and administrative expenses related to the Wireline segment were $243 million and $744 million in the third quarter 2008 and the year-to-date period 2008, respectively, as compared to $227 million and $770 million in the third quarter 2007 and the year-to-date period 2007, respectively.

In addition to the selling, general and administrative expenses discussed in the segment earnings, we incurred corporate general and administrative expenses of $84 million in the third quarter 2008 and $264 million in the year-to-date period 2008 and $72 million in the third quarter 2007 and $218 million in the year-to-date period 2007, including corporate merger and integration costs of $29 million in the year-to-date period 2008 and $59 million in the third quarter 2007 and $140 million in the year-to-date period 2007 as discussed in “—Merger and Integration Expenses” below. Also included in corporate general and administrative expenses are $74 million and $227 million of expenses related to the planned deployment of a next generation wireless broadband network incurred in the third quarter 2008 and the year-to-date period 2008, respectively, and $31 million and $95 million incurred in the third quarter 2007 and the year-to-date period 2007, respectively.

Merger and Integration Expenses

We did not incur any additional merger and integration expenses in the third quarter 2008 and these costs remained at $130 million for the year-to-date period 2008 as compared to $135 million and $397 million in the quarter and year-to-date period ended September 30, 2007, respectively. Of these amounts, $101 million for the year-to-date period ending September 30, 2008, and $76 million and $257 million for the quarter and year-to-date period ended September 30, 2007, respectively, are included in our Wireless segment as the expenses are solely and directly attributable to that segment. These expenses are generally classified as selling, general and administrative expense and cost of products as appropriate in our consolidated statement of operations. Merger and integration expenses that are not solely and directly attributable to the Wireless segment are included in our Corporate segment and are classified as selling, general and administrative expenses.

Severance, Exit Costs and Asset Impairments

We had severance, exit costs and asset impairments of $13 million and $323 million in the third quarter 2008 and the year-to-date period 2008, respectively, as compared to $125 million and $384 million for the third quarter 2007 and the year-to-date period 2007, respectively.

We recorded severance and exit costs of $10 million and $335 million in the third quarter 2008 and the year-to-date period 2008, respectively, and $56 million and $263 million in the third quarter 2007 and the year-to-date period 2007, respectively, related to the separation of employees and continued organizational realignment initiatives. In addition to the costs described above, we recorded an immaterial amount of asset impairments during the third quarter and the year-to-date period 2008. For the third quarter 2007 and the year-to-date period 2007, we wrote off $69 million and $121 million, respectively, primarily related to the write-off of network assets including site development costs, sale of Velocita Wireless Holding Corporation, and the closing of retail stores due to integration activities.

Gains from Asset Dispositions and Exchanges, Net

We recorded net gains from the disposal and exchange of assets of $41 million in the third quarter 2008 and $15 million in the year-to-date period 2008, primarily related to exchanges of spectrum.

Depreciation and Amortization Expense

Depreciation expense increased 3% in the third quarter 2008 from the third quarter 2007 and increased 6% in the year-to-date period 2008 from the year-to-date period 2007, primarily due to increases to our in service network assets. These increases were partially offset by the impact of our annual review of depreciation rates and lives completed in the quarter ended March 31, 2008. These rate changes are primarily related to certain assets becoming fully depreciated and net changes in service lives of assets primarily in the CDMA network. The impact of these changes is expected to reduce annual depreciation expense by about $135 million. Additionally, the impact of these changes reduced the Wireless segment third quarter 2008 and the year-to-date 2008 depreciation expense by about $25 million and $80 million, respectively, and reduced the Wireline segment third quarter 2008 and the year-to-date 2008 depreciation expense by about $10 million and $25 million, respectively.

Amortization expense decreased $212 million and $645 million in the third quarter 2008 and the year-to-date period 2008 from the third quarter 2007 and the year-to-date period 2007, respectively, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. See note 2 to the Notes to Consolidated Financial Statements for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense decreased $29 million in the third quarter 2008 as compared to the third quarter 2007 and $70 million in the year-to-date period 2008 as compared to the year-to-date period 2007, due to the reduction in the effective interest rates on our long-term debt, partially offset by the increase in the average long-term debt balance related to the additional borrowings under our revolving bank credit facility. The effective interest rate on our average long-term debt balance of $22.8 billion in the third quarter 2008 was 6.4%. The effective interest rate on our average long-term debt balance of $21.9 billion in the third quarter 2007 was 7.0%. The effective interest rate on our average long-term debt balance of $23.2 billion in the year-to-date period 2008 was 6.5%. The effective interest rate on our average long-term debt balance of $21.8 billion in the year-to-date period 2007 was 7.0%. The effective interest rate includes the effect of interest rate swap agreements. As of September 30, 2008, the average floating rate of interest on the interest rate swaps was 6.1%, while the weighted average coupon on the underlying debt was 7.5%. See “—Liquidity and Capital Resources” for more information on our financing activities.

Interest Income and Other, Net

Interest income and other includes dividends received from certain investments in equity securities and interest earned on marketable debt securities and cash equivalents. In the third quarter 2008, interest income and other decreased $38 million as compared to the third quarter 2007 primarily due to the interest income on income taxes recorded in the third quarter 2007 of $31 million. Interest income and other decreased $75 million in the year-to-date period 2008 as compared to the year-to-date period 2007, primarily due to the interest income on income taxes recorded in the third quarter 2007 of $31 million and a loss on investments of $19 million in 2008 as compared to a gain of $7 million in the year-to-date period 2007.

Other includes equity in earnings of unconsolidated investees, which showed a modest increase in loss in the third quarter 2008 and the year-to-date period 2008 as compared to the third quarter 2007 and the year-to-date period 2007.

Income Tax Benefit

Our consolidated effective tax rate was a 37.5% and 48.4% benefit for the year-to-date periods 2008 and 2007, respectively, due to net losses. Information regarding the items that caused the effective tax rates to vary from the statutory federal rate for income taxes can be found in note 5 of the Notes to Consolidated Financial Statements.

Net (Loss) Income

We recorded net losses of $326 million and $1.2 billion in the third quarter 2008 and the year-to-date period 2008, respectively, compared to net income of $64 million in the third quarter 2007 and a net loss of $128 million in the year-to-date period 2007, respectively. Our third quarter 2008 net loss of $326 million includes approximately $35 million, net of tax, in out of period adjustments reducing our expenses for the quarter. Our third quarter 2008 and the year-to-date period 2008 net losses were primarily due to decreases in our Wireless segment revenue, while the year-to-date period 2007 loss was principally due to increases in our Wireless segment operating expenses.

We expect downward pressure on our consolidated results of operations in the near term caused principally by the expected decline in Wireless segment earnings as discussed above, as well as costs related to our continued efforts to streamline operations.

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales and revenues from wholesale operators and PCS Affiliates, as well as local and long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, directory assistance and operator-assisted calling and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer, in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each bill cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Subscriber revenue earned but not billed represented about 12% of our accounts receivable balance as of September 30, 2008.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to large wireless and wireline customers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, estimated proceeds from future bad debt sales and other qualitative considerations, including macro-economic factors. The accounting estimates related to the recognition of revenue require us to make assumptions about future billing adjustments for disputes with customers, unauthorized usage, and future returns and mail-in rebates on handset sales. The allowance amounts recorded represent our best estimate of future outcomes; to the extent that our actual experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. Any resulting adjustments would change the net accounts receivable reported on our consolidated balance sheet, and bad debt expense, in the case of estimates related to doubtful accounts, or revenue, in the case of estimates related to other allowances, reported in our results of operations in future periods. For example, if our allowance for doubtful accounts estimate were to change by 10%, it would result in a corresponding change in bad debt expense of about $30 million for the Wireless segment and $2 million for the Wireline segment.

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

As of September 30, 2008, we held $682 million of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell handsets with a service contract.

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

Property, plant and equipment represented $24.8 billion of our $61.9 billion in total assets as of September 30, 2008. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life	Average Useful Life
Buildings and improvements	3 to 30 years	12 years
Network equipment, site costs and software	3 to 30 years	8 years
Non-network internal use software, office equipment and other	3 to 12 years	4 years

We calculate depreciation on certain of our assets using the group life method. Accordingly, ordinary asset retirements and disposals are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with non-monetary exchanges and asset retirements or disposals on non-network equipment are recorded within gains from asset dispositions and exchanges in the consolidated statements of operations.

Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we perform annual internal studies to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution, to calculate the remaining life of our asset base. When these factors indicate that an asset’s useful life is different from the original assessment, we depreciate the remaining book values prospectively over the adjusted estimated useful life.

During the first quarter 2008, we implemented depreciation rate and life changes with respect to certain assets that comprise the wireless and wireline networks resulting from our annual depreciable lives study. These revised rates reflected both changes in the useful life estimates of certain of our asset groups and adjustments to our accumulated depreciation accounts under the group life depreciation method. The reduced expense associated with the depreciation rate and life changes resulted in an approximate pre-tax $35 million reduction in depreciation expense, or $0.01 per share savings, net of tax, in the third quarter 2008 and a $105 million reduction, or $0.02 per share savings, net of tax, in the year-to-date period 2008. In addition to performing our annual study, we also continue to assess the estimated useful life of the iDEN network assets, which had a net carrying value of $7.5 billion as of September 30, 2008, and our future strategic plans for this network, as an increasingly larger portion of our subscriber base is served by our CDMA network. A reduction in our estimate of the useful life of the iDEN network assets would cause increased depreciation charges in future periods that could be material. For example, a 10% reduction in the remaining weighted average useful life of the iDEN network assets would increase annual depreciation expense by about $174 million. In conjunction with our fourth quarter 2007 annual goodwill impairment review, we re-assessed the remaining useful lives of our long-lived assets and concluded they were appropriate.

Intangible assets with definite useful lives represented $4.1 billion of our $61.9 billion in total assets as of September 30, 2008. Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of certain PCS Affiliates and Nextel Partners, Inc. which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect® trade names, which are being amortized over ten years on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as customer churn, average revenue per user, revenue, our future plans regarding the iDEN network and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets. For additional information, refer to note 2 of the Notes to Consolidated Financial Statements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determine our long-lived asset groups based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of wireless and wireline, and the wireless asset group includes our intangible assets, our wireless property, plant and equipment and goodwill. As previously discussed in “—Overview,” we are in the process of reviewing our overall business strategy and working to streamline operations by changing the internal organization of our company. As we complete this process, it could change the asset groups used for testing our long-lived assets for impairment which could result in us recording asset impairment charges that are material to our results of operations and financial condition.

Indicators of impairment for our asset groups include, but are not limited to, a sustained significant decrease in the market price of, or the cash flows expected to be derived from, the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability.

In conjunction with our 2007 annual assessment of goodwill for impairment, we performed a recoverability test of the wireless long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The future cash flows used in the recoverability test included cash flow projections from our wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the sale of FCC licenses, trade names and customer relationships. The undiscounted future cash flows of the wireless long-lived assets exceeded their net book value. As a result, no impairment charge was recorded.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our business, including network equipment, cell site development costs and software in development, to determine if an impairment charge is required. Network equipment and cell site development costs are impaired whenever events or changes in circumstances cause us to abandon the assets if they are no longer needed to meet management’s strategic network plans. Software development costs are impaired when it is no longer probable that the software project will be deployed. We also periodically assess network equipment that has been removed from the network to determine if an impairment charge is required. If we continue to have challenges retaining subscribers and as we continue to assess the impact of rebanding the iDEN network, management may abandon certain CDMA and iDEN assets in future periods if we conclude those assets will either never be deployed or redeployed, in which case we would recognize a non-cash impairment charge that could be material to our consolidated financial statements.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $23.0 billion of our $61.9 billion in total assets as of September 30, 2008. We have identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which currently relates solely to our wireless reporting unit, and other indefinite lived intangibles annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

As previously discussed in “—Overview,” we are in the process of reviewing our overall business strategy and working to streamline operations by changing the internal organization of our company. As we complete this process, it could change the units used for testing our goodwill and indefinite lived assets for impairment, which could result in us recording impairment charges that are material to our results of operations and financial condition.

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

The allocation of the fair value of the wireless reporting unit to individual assets and liabilities within the wireless reporting unit also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, customer relationships, FCC licenses, trademarks and current replacement costs for certain property, plant and equipment.

When required, we test other indefinite lived intangibles for impairment by comparing the asset’s respective carrying value to estimates of fair value, determined using the direct value method. Our FCC licenses are combined into two units of accounting following the guidance as prescribed by EITF Issue No. 02-7, Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets, which consist of our 800 MHz, 900 MHz and 1.9 GHz bands as one unit of accounting and our 2.5 GHz band as another unit of accounting.

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

We carried an income tax valuation allowance of $733 million as of September 30, 2008. This amount includes a valuation allowance of $477 million for the total tax benefits related to loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to state net operating loss and tax credit carryforwards. Within our total valuation allowance, we had $110 million related to separate company state net operating losses incurred by our subsidiaries after we acquired them. The valuation allowance was provided on these separate company state net operating loss benefits since these subsidiaries do not have a sufficient history of taxable income. Current analyses of cumulative historical income and qualitative factors indicate that the valuation allowance continues to be appropriate, meaning that we currently believe that is more likely than not that we will not realize such tax benefits in the future. We will continue to monitor these analyses and factors in future periods and may adjust the valuation allowance based on the facts and circumstances existing in future periods. For the valuation allowance relating to the acquired tax benefits described above, if we reverse any allowance in 2008, we would first reduce goodwill or intangible assets resulting from the acquisitions. Any adjustment to the valuation allowance after 2008 would generally be recorded to the consolidated statement of operations following the guidance in the recently issued SFAS No. 141R, Business Combinations, described in further detail in “—Significant New Accounting Pronouncements” below.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The accounting estimates related to the liability for uncertain tax positions requires us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each annual reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 5 of the Notes to Consolidated Financial Statements for additional information regarding FIN 48. There have been no material changes in the total unrecognized tax benefits, interest or penalties attributable to uncertain tax positions during the third quarter 2008.

The various IRS and state income tax examinations disclosed in note 7 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2007 continue to progress and we expect that certain of these examinations will be completed in the next twelve months. As a result, it is reasonably possible that we will have significant increases or decreases to the liability for unrecognized tax benefits during this period. Further, we expect that certain of the examinations will be completed early in the twelve month period discussed above and that these examinations may lead to a reduction in the liability for unrecognized tax benefits. However, as examination outcomes and the timing of examination settlements remain subject to significant uncertainties, a meaningful estimate of the reasonably possible change in the liability for unrecognized tax benefits during the next twelve months cannot be made at this time. Any decreases to the liability for unrecognized tax benefits made before January 1, 2009 related to acquired income tax uncertainties from prior business combinations would reduce the remaining goodwill and intangibles recorded in the prior business combination. Any changes to the liability for unrecognized tax benefits made after December 31, 2008 will impact tax expense, including those changes related to acquired income tax uncertainties from prior business combinations, except for qualified measurement period adjustments.

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

Significant New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this statement could have a material impact on us with respect to business combinations completed after the effective date. Such significant changes include, but are not limited, to the “acquirer” recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs being expensed rather than capitalized as part of the cost of the acquisition. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will generally be recognized in earnings.

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

Financial Condition

Our consolidated assets were $61.9 billion as of September 30, 2008, which included $27.1 billion of intangible assets, and $64.3 billion as of December 31, 2007, which included $28.1 billion of intangible assets. The decrease in our consolidated assets was primarily as a result of the amortization of $2.0 billion related to our definite lived intangible assets. Our consolidated liabilities were $40.7 billion as of September 30, 2008 and $42.2 billion as of December 31, 2007. The decrease in our consolidated liabilities was primarily a result of a $900 million decrease in our accounts payable. The decrease in accounts payable was primarily a result of a reduction in our obligations relating to capital expenditures, inventory and other items, reflecting lower levels of purchasing activity in the business. See “—Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of our business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Cash Flows

	Year-to-date September 30,
	2008	2007	Change
	(in millions)
Cash provided by operating activities	$5,101	$7,148	(29)%
Cash used in investing activities	(3,748)	(4,374)	(14)%
Cash provided by (used in) financing activities	517	(2,577)	NM

NM—Not Meaningful

At September 30, 2008, cash and cash equivalents were $4.1 billion as compared to $2.2 billion as of September 30, 2007.

Operating Activities

Net cash provided by operating activities of $5.1 billion in the year-to-date period 2008 decreased $2.0 billion from the year-to-date period 2007, primarily due to a $2.2 billion decrease in cash received from our customers.

Investing Activities

Net cash used in investing activities for the year-to-date period 2008 decreased by $626 million from the year-to-date period 2007, primarily due to the decrease in capital expenditures of $1.4 billion in 2008 as compared to 2007 mainly due to the reduced capital spending in our Wireless segment. In addition, we used $287 million in 2007 to acquire Northern PCS, a PCS Affiliate. These decreases were partially offset by the $866 million in cash collateral received from our securities loan agreements in 2007 and an increase in expenditures related to FCC licenses of $193 million in 2008 as compared to 2007. The $866 million in cash received from our securities loan agreements is fully offset during 2007 by cash used to pay off our securities loan agreement as described in the “—Financing Activities” section below.

Financing Activities

Net cash provided by financing activities was $517 million during the year-to-date period 2008 as compared to net cash used in financing activities of $2.6 billion in the year-to-date period 2007. Year-to-date activities as of September 30, 2008 include the draw down of $2.5 billion under our revolving bank credit facility in February 2008 and the net proceeds from the financing obligation with TowerCo Acquisition LLC in September 2008 of $645 million, offset by the early redemption of $1.25 billion of our senior notes in June 2008, the extinguishment in September 2008 of $235 million of US Unwired Inc.’s 10% Second Priority Senior Secured Notes due 2012, the extinguishment in September 2008 of $250 million of Alamosa (Delaware), Inc.’s 8.5% Senior Notes due 2012, the repayment of $500 million of our revolving bank credit facility and net maturities of commercial paper of $379 million.

In comparison, the year-to-date period 2007 activity included cash outflows of $866 million to pay off our securities loan agreements, $1.4 billion towards repayments of debt and capital lease obligations, $114 million in net commercial paper maturities, $1.8 billion of common share repurchases and $215 million of dividends, partially offset by $750 million in proceeds from our unsecured loan agreement with Export Development Canada, $750 million in principal from the sale in June 2007 of floating rate notes due 2010 and proceeds from issuance of common shares of $337 million.

Capital Requirements

We currently anticipate that future funding needs in the next twelve months will principally relate to:

•	operating expenses relating to our segment operations;

•

capital expenditures, particularly with respect to the expansion of the coverage and capacity of our wireless networks and the deployment of new technologies in those networks, including plans to build a next generation wireless broadband network;

•	scheduled debt service requirements;

•	amounts required to be expended in connection with the Report and Order;

•	certain costs of compliance with regulatory mandates; and

•	other general corporate expenditures.

Liquidity

As of September 30, 2008, our cash, cash equivalents and marketable securities totaled $4.2 billion. We depend on these funds as well as cash provided by operating activities and cash available under our revolving bank credit facility to satisfy our liquidity needs. Our revolving bank credit facility expires in December 2010 and provides for interest rates equal to the London Interbank Offered Rate, or LIBOR, or prime rate plus a spread that varies depending on our credit ratings.

In February 2008, we drew down $2.5 billion under our revolving bank credit facility. The proceeds were used to repay $1.7 billion in senior notes during the second and third quarters of 2008 and $500 million of our revolving bank credit facility in the third quarter 2008. In April 2008, we repaid in full our commercial paper outstanding under our commercial paper program which commenced in April 2006. As of September 30, 2008, we had $2.2 billion in letters of credit, including a $2.1 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, outstanding under our $6.0 billion revolving bank credit facility. As a result of the outstanding borrowings under the revolving bank credit facility and the outstanding letters of credit, each of which directly impacts the availability of the revolving bank credit facility, we had $1.8 billion of borrowing capacity available under our revolving bank credit facility as of September 30, 2008.

Our credit facilities limit our total indebtedness and the indebtedness and liens of certain controlled subsidiaries. Specifically, as of September 30, 2008 our credit facilities required us to maintain a ratio of total indebtedness to trailing four quarter earnings before interest, taxes, depreciation, amortization and certain other nonrecurring charges of no more than 3.5 to 1.0. As of September 30, 2008, the ratio was 3.1 to 1.0 as compared to 2.9 to 1.0 as of March 31, 2008 and June 30, 2008 and 2.5 to 1.0 as of December 31, 2007. Our credit facilities also required that certain indebtedness and liens of our controlled subsidiaries (other than Nextel Communications and Sprint Capital) not exceed in the aggregate 15% of our consolidated shareholders’ equity or about $3.2 billion as of September 30, 2008. As of September 30, 2008, the relevant controlled subsidiaries had approximately $900 million in debt and liens subject to this covenant.

On November 3, 2008, we entered into an agreement to amend the terms and conditions of our revolving bank credit facility giving us greater flexibility regarding our financial covenants. Pursuant to the amendment, the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges increased from no more than 3.5 to 1.0 to no more than 4.25 to 1.0. The new terms of the revolving bank credit facility provide for an interest rate equal to LIBOR, plus a margin of between 2.50% and 3.00%, depending on our debt ratings. The interest rate prior to the amendment was LIBOR plus a margin of 0.75%. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. Under this revolving bank credit facility, we may not pay cash dividends unless our ratio of total indebtedness is less than 2.5 to 1.0. In addition, the amendment reduced the revolving bank credit facility from $6.0 billion to $4.5 billion. We also reduced the outstanding loan balance from $2.0 billion to $1.0 billion and continue to have $2.2 billion of letters of credit outstanding. As a result, we had $1.3 billion of borrowing capacity available under the revolving bank credit facility as of November 7, 2008.

We currently expect to remain in compliance with our covenants for the foreseeable future. A default under our credit facilities could trigger defaults under our other debt obligations, including our senior notes, which in turn could result in the maturities of certain debt obligations being accelerated.

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

As of September 30, 2008, we had working capital of $1.2 billion compared to a working capital deficit of $441 million as of December 31, 2007, with the change primarily due to the additional borrowings under our revolving bank credit facility, most of which has subsequently been used to repay debt. In addition, during 2008, we reclassed approximately $250 million in deferred tax assets out of working capital due to the anticipated timing of the realization of those deferred tax benefits. This reclass reduced our long-term deferred tax liabilities and our current deferred tax assets. In light of conditions in our business and financial markets, we decided in early 2008 that we will not pay dividends for the foreseeable future.

As part of the definitive agreement with Clearwire Corporation entered into on May 7, 2008, we will be reimbursed by the new Clearwire at the closing of the transaction, which we expect will occur in the fourth quarter 2008, for the amount of financing that we provide to our next generation wireless broadband business between April 1, 2008 and the closing of the transaction up to certain caps determined on a monthly basis. The aggregate financing during that period is currently estimated to be approximately $390 million, and $213 million will be repaid by the new Clearwire in cash with the remaining amount to be repaid in the form of an interest bearing note.

As a result of the recent high degree of volatility in the global financial markets experienced during the year-to-date period ended September 30, 2008, our pension plan’s asset portfolio has been negatively impacted. The ultimate impact on the funded status of the pension plan will be determined based upon market conditions in effect when the valuation of the pension plan assets and liabilities is performed at December 31, 2008. The determination of the funded status may require us to make additional contributions to the plan in future periods.

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

In making this assessment, we have considered:

•

anticipated levels of capital expenditures and FCC license acquisitions, including funding required in connection with the planned deployment of next generation technologies and our next generation wireless broadband network;

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

The conclusion that we expect to meet our funding needs for at least the next 12 months as described above does not take into account:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or spectrum acquisition strategies;

•	potential material purchases, redemptions or repayments of our long-term outstanding debt securities for cash; and

•	potential material increases in the cost of compliance with regulatory mandates.

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

We expect our longer term funding needs after the next 12 months will be met through a combination of cash, cash equivalents and marketable securities as well as our cash flows and other sources potentially including existing or new credit facilities, commercial paper or sales of our securities. We expect to have sufficient cash on hand to operate our business and repay all of our scheduled debt maturities for the foreseeable future.

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

In connection with the preparation of this Form 10-Q as of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2008, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes, changes due to the streamlining of our operations, or changes in our accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the third quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the Sprint-Nextel merger in 2005, we disclosed that several PCS Affiliates filed lawsuits in various courts, alleging that the Sprint-Nextel merger would result in breaches of exclusivity provisions in their commercial affiliation agreements with our subsidiaries. With the exception of iPCS Wireless, Inc., or iPCS, all such suits have been disposed of. On September 24, 2008, the Illinois Supreme Court denied our petition for appeal in a contract dispute with iPCS. As a result, the Illinois Circuit Court decision from August 2006 holding that Sprint’s merger with Nextel breached Sprint’s agreement with iPCS was upheld. The judge in that case entered an order requiring Sprint to cease owning, operating or managing the iDEN network in parts of five Midwestern states (Illinois, Iowa, Michigan, Nebraska and a small portion of Indiana) that make up the iPCS territory. On October 15, 2008, we filed a motion asking the Illinois Supreme Court to reconsider its decision not to hear the appeal, on grounds that the Circuit Court decision infringed upon the Federal Communications Commission’s authority to determine the ownership and use of telecommunications licenses, and on grounds that the injunction entered by the Circuit Court violates Illinois public policy. We have also filed a motion asking the Circuit Court to reconsider its decision in light of newly-discovered evidence that was not produced by iPCS in the earlier Circuit Court proceeding. We continue to believe the Circuit Court injunction is erroneous and contrary to public policy, and will continue to oppose it vigorously.

We are involved in certain other legal proceedings that are described in note 9 of the Notes to Consolidated Financial Statements included in this report. During the quarter ended September 30, 2008, there were no material developments in the status of these legal proceedings.

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

The only material change to our risk factors as described in our annual report on Form 10-K for the year ended December 31, 2007 is to add the following:

Our agreement to combine our next generation wireless broadband business with Clearwire is subject to numerous conditions, many of which are beyond our control. If the proposed transaction fails to close, we will need to explore strategic options and/or seek funding to deploy our next generation wireless broadband network.

We have entered into an agreement with Clearwire to combine our next generation wireless broadband businesses. In addition, six other parties have agreed to invest $3.2 billion in the combined entity.

The FCC approved the Clearwire transaction on November 4, 2008 and the Department of Justice has declined to intervene; however, the transaction is subject to numerous other closing conditions, many of which are beyond our control, including approval by Clearwire’s stockholders. There can be no assurance that the conditions to closing will be satisfied. If the transaction does not close, we will need to explore strategic options and/or seek funding to deploy our next generation wireless broadband network. There can be no assurance that we could obtain funding to deploy the network in a timely manner or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3	02/28/2007

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Executive Compensation Plan and Arrangements

10.1	Litigation Release Arrangement with Steve Elfman					*

15	Letter Re Unaudited Interim Financial Statements					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a—14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a—14(a)					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

Sprint Nextel will furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of long-term debt that do not exceed 10% of the total assets of Sprint Nextel.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By:	/s/ CHRISTOPHER J. GREGOIRE
Christopher J. Gregoire
Vice President and Principal Accounting Officer

Dated: November 7, 2008