Form 10-K
period 2008-12-31
SPRINT NEXTEL CORP
filed 2009-02-27
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2008 was $26,592,564,910

COMMON SHARES OUTSTANDING AT FEBRUARY 20, 2009:

VOTING COMMON STOCK
Series 1	2,790,132,446
Series 2	74,831,333

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of registrant’s fiscal year ended December 31, 2008, are incorporated by reference in Part III hereof.

SPRINT NEXTEL CORPORATION

See pages 26 and 27 for “Executive Officers of the Registrant.”

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

We are a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. We have organized our operations to meet the needs of our targeted customer groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone.

We offer digital wireless service to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint® brand name utilizing wireless code division multiple access, or CDMA, technology. We also provide CDMA wireless services on a wholesale basis to many of the largest resellers in the nation on the CDMA network. We offer digital wireless services under our Nextel® brand name using integrated Digital Enhanced Network, or iDEN®, technology. We are a reseller of Worldwide Interoperability for Microwave Access, or WiMAX, fourth generation, or 4G, wireless services as provided by Clearwire Corporation.

We offer our direct wireless services on a post-paid payment basis, as well as on a prepaid payment basis under the Boost Mobile® brand. We are one of the largest providers of long distance services and one of the largest carriers of Internet traffic in the nation. Our Series 1 voting common stock trades on the New York Stock Exchange, or NYSE, under the symbol “S.”

Our Business Segments

We have two reportable segments: Wireless and Wireline. For information regarding our business segments, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also refer to note 13 of the Notes to Consolidated Financial Statements.

Wireless

We offer wireless voice and data services to individuals, businesses and resellers on state-of-the-art networks that utilize CDMA and iDEN technologies. Our key priorities for the Wireless business are to improve the customer experience, rebuild the brand and increase profitability. We plan to achieve these priorities by providing customers with value and simplicity and by helping them to be more productive.

We believe that our value-driven price plans are very attractive. Our family of “Simply Everything™” post-paid price plans bundle together popular data applications with traditional mobile voice calling at price points that can save customers hundreds of dollars annually compared with our largest competitors. Our Boost Mobile® brand prepaid price plans include unique nationwide monthly unlimited, pay as you go, and $1 per day chat plan options.

To simplify the customer experience, we have introduced tools such as One Click that allows customers to access various software applications through a single click on their mobile devices. Our Ready Now program trains our subscribers before they leave the store in how to use their mobile devices to ensure subscribers are well informed and comfortable with the features and functions of their new devices.

We provide certain wireless services on the nation’s most dependable third generation, or 3G, network and, in Baltimore, subscribers may access Clearwire’s high speed 4G network. In addition, we support the open development of applications and content on our network platforms. We offer multi-functional devices such as the Samsung Instinct™ and the iDEN Blackberry® Curve™. Through wholesale relationships, we support traditional wireless services as well as the wireless delivery of books and other data-centric content that substitute for more traditional deliveries of products and services.

Services and Products

Data & Voice Services

Our wireless data communications services include mobile productivity applications, such as Internet access and messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to view live television, listen to Sirius-XM® satellite radio, download and listen to music from our Sprint Music Store, a music catalog with thousands of songs from virtually every music genre, and play games with full-color graphics and polyphonic sounds all from a wireless handset.

Our wireless mobile voice communications services include basic local and long distance wireless voice services, as well as voicemail, call waiting, three way calling, caller identification, directory assistance, call forwarding, speakerphone and voice-activated dialing features. We offer walkie-talkie services under the Nextel Direct Connect® brand on our iDEN network and now on our CDMA network with the launch of QUALCOMM’s QChat® technology in 2008. For information regarding a dispute involving the intellectual property rights of QUALCOMM, see Item 1A, “Risk Factors—The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.” We also provide voice and data services to areas in numerous countries outside of the United States through roaming arrangements.

We offer customized design, development, implementation and support services for wireless services provided to large companies and government agencies.

Products

Our services are provided using a wide variety of handsets and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We generally sell these devices at prices below our cost in response to competition, to attract new subscribers and as retention inducements for existing subscribers. We sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to subscribers, and we sell handsets and accessories to agents and other third-party distributors for resale.

Wireless Network Technologies

We provide our Sprint-branded post-paid, some of our Boost Mobile-branded prepaid and wholesale wireless services over our CDMA network, an all-digital wireless network with spectrum licenses that allow us to provide service in all 50 states, Puerto Rico and the U.S. Virgin Islands. The CDMA network uses a single frequency band and a digital spread-spectrum wireless technology that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. We provide nationwide service through a combination of operating our own digital network in both major and smaller U.S. metropolitan areas and rural connecting routes using CDMA technology; affiliations under commercial arrangements with third-party affiliates, or PCS Affiliates; and roaming on other providers’ networks.

We provide our Nextel-branded post-paid and most of our Boost Mobile-branded prepaid wireless services over our iDEN network. Our iDEN network is an all-digital packet data network based on iDEN wireless technology provided by Motorola, Inc. We are the only national wireless service provider in the United States that utilizes iDEN technology and, generally, the iDEN handsets that we currently offer are not enabled to roam on wireless networks that do not utilize iDEN technology. iDEN is a proprietary technology that relies principally on our and Motorola’s efforts for further research, product development and innovation. For additional information, see Item 1A, “Risk Factors—If Motorola is unable or unwilling to provide us with equipment and handsets in support of our iDEN-based services, as well as anticipated handset and infrastructure improvements for those services, our operations will be adversely affected.”

Beginning in 2009, our subscribers in certain markets will also have access to Clearwire’s WiMAX network through a mobile virtual network operator, or MVNO, arrangement that enables us to resell Clearwire’s 4G wireless services under the Sprint brand name. The services supported by WiMAX give subscribers with compatible devices high-speed access to the Internet. This relationship with Clearwire was developed through a transaction that closed on November 28, 2008, at which time we and Clearwire Corporation and its subsidiary Clearwire Communications LLC, which we refer to in this Form 10-K on a consolidated basis as Clearwire, joined together to combine our next-generation wireless broadband businesses. At closing, we contributed $3.3 billion of net assets, including our 2.5 gigahertz, or GHz, spectrum and WiMAX related assets. In exchange, we received 370 million Class B common shares and common interests in Clearwire Corporation and Clearwire Communications LLC, respectively, which as of February 26, 2009 after settlement of the post closing 90-day ownership adjustment, represents approximately 51% of the voting power of Clearwire Corporation and approximately 51% of the economic interests in Clearwire Communications. Although we have a 51% interest in Clearwire, we do not control the company.

Sales, Marketing and Customer Care

We focus the marketing and sales of wireless services on targeted groups of subscribers: individual consumers, businesses and government subscribers. We offer a variety of pricing options and plans, including value-driven plans designed specifically for business subscribers, individuals and families, including the “Simply Everything” plans and Boost Mobile prepaid plans.

We use a variety of sales channels to attract new subscribers of wireless services, including:

•

direct sales representatives whose efforts are focused on marketing and selling CDMA- and iDEN-based wireless services primarily to mid-sized to large businesses and government agencies that value our industry and technical expertise and extensive product and service portfolio, as well as our ability to develop custom communications capabilities that meet the specific needs of these larger subscribers;

•	retail outlets that focus on sales to the consumer market, including Sprint Nextel retail stores owned and operated by us, as well as third-party retailers;

•

indirect sales agents that primarily consist of local and national non-affiliated dealers and independent contractors that market and sell services to small businesses and the consumer market, and are generally paid through commissions; and

•	customer-convenient channels, including web sales and telesales.

We market our post-paid services under the Sprint and Nextel brands. We offer these services on a contract basis typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile brand, as a means to provide value-driven prepaid service plans to particular markets.

Although we market our services using traditional print and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships, including the National Association for Stock Car Auto Racing, or NASCAR, ® and the National Football League. The goal of these marketing initiatives is to increase brand awareness and sales.

Our customer management organization works to improve our customer’s experience, with the goal of retaining subscribers of our wireless services. Customer service call centers, some of which are operated by us and some of which are operated by independent contractors, receive and respond to inquiries from subscribers. We have implemented initiatives that are designed to improve call center processes and procedures, and we measure our performance by various metrics, including customer satisfaction ratings with respect to customer care and first call resolution. During 2008, we completed the migration of our post-paid and prepaid subscribers to a single billing platform, which we believe has increased functionality for our customer care representatives and has the potential to enhance the customer experience.

Unlike the offerings under our Sprint, Nextel and Boost brands, we do not market our wholesale services to our end user customers. Our wholesale customers are resellers of our wireless services and market their products using their brands.

Competition

We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless and T-Mobile. Our primary competitors offer voice, high-speed data, entertainment and location-based services and walkie-talkie-type features that are designed to compete with our products and services. Other competitors offer or have announced plans to introduce similar services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and video. Our Boost Mobile-branded prepaid services compete with a number of regional carriers, including Metro PCS Communications, Inc. and Leap Wireless International, Inc., which offer competitively-priced calling plans that include unlimited local calling. Competition will increase to the extent that new firms enter the market as additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum, including wireless fidelity, or WiFi, and long term evolution, or LTE. Wholesale services and products also contribute to increased competition. In some instances, wholesalers that use our network and offer like services compete against our offerings.

Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market matures, it is becoming increasingly important to retain existing subscribers in addition to attracting new subscribers. To do this, we and our competitors continue to offer more service plans that combine voice and data offerings, plans that allow users to add additional mobile devices to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related subscribers, or combinations of these features. Consumers respond to these plans by migrating to those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering devices at prices significantly lower than their cost, and we may offer higher cost handsets at greater discounts than our competitors, with the expectation that the loss incurred on the device will be offset by future service revenue. As a result, we and our competitors incur immediate losses that will not be recovered for several quarters.

Our ability to compete is based on our ability to retain and attract new subscribers, which we plan to achieve by providing a good subscriber experience and strengthening our brand. We also strive to offer relevant, high quality, differentiated products, features and services that are simple to use and understand and that allow subscribers to be productive at an attractive price. We believe that if we are successful in delivering a value-driven, simplified and productive customer experience, we will improve our profitability. However, to the extent that our competitors offer, or are able to provide products, features and applications that are comparable to ours, any competitive advantage from the differentiation of our services from those of our competitors would be reduced. To the extent that the competitive environment requires us to decrease prices or increase service and product offerings, our revenue could decline or our costs could increase. Competition in pricing and service and product offerings also may adversely impact customer retention. See Item 1A, “Risk Factors—If we are not able to attract and retain wireless subscribers, our financial performance will be impaired.”

Wireline

We provide a broad suite of wireline voice and data communications services to our Wireless segment, other communications companies and targeted business customers. We are one of the nation’s largest providers of Internet Protocol, or IP, wide-area network and long distance services. We operate an all-digital long distance and 40 gigabyte capacity Tier 1 IP network.

Our strategy for the Wireline segment is to:

•	deliver low cost, high quality voice and data services to our Wireless segment to enable it to compete effectively;

•	take advantage of the growth in voice services provided by cable multiple system operators, or MSOs;

•	leverage available capacity by selling it to other communications service providers; and

•	provide communications services to our business customers with a particular focus on IP voice-data and wireline-wireless converged services.

For our business customers, we aim to increase their productivity by helping them upgrade from older, less flexible network technologies to IP and by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to acquire and retain both wireline-only and combined wireline-wireless customers on our networks.

Consumers are increasing their use of cable MSOs as alternatives to local and long distance voice communications providers. We are taking advantage of this development by providing large cable MSOs with local and long distance Voice-over-IP, or VoIP, communications services, which they offer as part of their bundled service offerings.

In all of these strategies, we are utilizing our principal strategic assets: our high-capacity national fiber-optic network, our Tier 1 IP network, our base of business customers, our established national brand and converged wireless-wireline service offerings.

Services and Products

Our services and products include domestic and international data communications using various protocols such as multi-protocol-label switching, or MPLS, IP, IP-based frame relay, managed network services, VoIP and traditional voice services. Our IP services can be combined with our wireless services. Such services include our Wireless Integration service which enables a wireless handset to operate as part of a customer’s wireline voice network and our DataLink service, which uses our wireless networks to connect a customer location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. We also provide IP and other services to cable MSOs that resell our local and long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end user customers.

Although we continue to provide voice services to residential consumers, we no longer actively market those services. Our Wireline segment markets and sells its services primarily through direct sales representatives.

Competition

Our Wireline segment competes with AT&T, Verizon Communications, Qwest Communications, Level 3 Communications, Inc., other major local incumbent operating companies, cable operators and other telecommunications providers in all segments of the long distance communications market. Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers are competing in the residential and small business markets by offering bundled packages of both local and long distance services. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See Item 1A, “Risk Factors—1. Consolidation and competition in the wholesale market for wireline services, as well as consolidation of our roaming partners and access providers used for wireless services, could adversely affect our revenues and profitability and 2. The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contribute to increased competition.”

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

The following is a summary of the regulatory environment in which we operate and does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the manner in which our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. See Item 1A, “Risk Factors—Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth or results of operations.” Regulation in the communications industry is subject to change, which could adversely affect us in the future. The following discussion describes some of the major communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.

Regulation and Wireless Operations

The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by CMRS providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, although the FCC’s rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the 800 MHz band, 900 MHz band, 1.9 GHz personal communications services, or PCS, band, and license renewals;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our CDMA and iDEN networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to customer information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest.

We hold several kinds of licenses to deploy our services: 1.9 GHz PCS licenses utilized in our CDMA network, and 800 MHz and 900 MHz licenses utilized in our iDEN network. We also hold and lease 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or operations, but which we intend to use in the future consistent with customer demand and our obligations as a licensee.

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

800 MHz Band Spectrum Reconfiguration

In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. The interference is believed to have been caused as a result of the operations of CMRS providers operating on frequencies adjacent to a number of public safety communication systems in the same geographic area. We assumed the obligations inherent in the Report and Order in August 2005 when we merged with Nextel Communications, Inc.

The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. In addition, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band; however, we are required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC.

The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that, for purposes of calculating that payment amount, the value of the 1.9 GHz spectrum is about $4.9 billion and the aggregate value of the 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2.1 billion, which, because of the potential payment to the U.S. Treasury, results in a minimum cash obligation of about $2.8 billion by us under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion.

From the inception of the program through December 31, 2008, we have incurred approximately $1.8 billion of costs directly attributable to the spectrum reconfiguration program. When expended, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. We estimate based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.2 and $3.6 billion. Neither the actual amounts incurred through December 31, 2008, nor the range of total direct costs estimated to complete the spectrum reconfigurations, includes any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. This estimate is dependent on significant assumptions including the final licensee costs, and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC and the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury. The FCC has designated the independent Transition Administrator, or TA, to monitor, facilitate and review our expenditures for the 800 MHz band reconfiguration.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit. During 2008, we determined, based on the information available to us, that the total cost of reconfiguring the incumbent users of the 800 MHz spectrum are likely to be less than $2.5 billion. The TA reviewed our forecasts and recommended to the FCC $529 million in reductions in the letter of credit based on costs incurred through June 30, 2008. The FCC concurred with the TA’s requests and the letter of credit has been reduced to $2.0 billion.

With respect to timing, the Report and Order required the completion of the 800 MHz band reconfiguration within a 36-month period, ending June 26, 2008, with an exception made with respect to markets that border Mexico and Canada. On October 30, 2008, the FCC released an Order granting us relief we had previously requested with respect to the June 26, 2008 completion date whereby a staged, milestone-based reduction will be used for the interleaved spectrum that we would otherwise have been required to surrender by June 26, 2008. In addition to defining progress benchmarks, which will determine the amount of spectrum we relinquish on a region-by-region basis, the FCC adopted a deadline of March 31, 2010, at which time we may be required to relinquish portions of our 800 MHz interleaved spectrum in advance of completion of rebanding and receipt of remaining replacement spectrum. This Order alleviates the spectrum constraints we may have faced as a result of the original June 26, 2008 completion date. The exception with respect to markets that border Canada was clarified on May 9, 2008, when the FCC issued the Canadian border plans which included a 30-month deadline for completion.

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

911 Services

Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911, or E911, services in a two-tiered manner. Specifically, wireless carriers are required to transmit to a requesting public safety answering point, or PSAP, both the 911 caller’s telephone number and (a) the location of the cell site from which the call is being made, or (b) the location of the customer’s handset using latitude and longitude, depending upon the capability of the PSAP. Implementation of E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and carrier. As a part of the FCC’s approval of the Clearwire transaction, we committed to measure the accuracy of our 911 systems at the county level with certain exceptions. We believe we will be able to comply with this accuracy standard using existing technology.

Homeland Security

Homeland security issues are likely to continue to receive attention at the FCC, state and local levels, and Congress. Given the change in administration, we cannot predict whether any new regulatory requirements will be imposed or the cost of such requirements. The FCC has signaled its intention to re-activate its industry advisory committee on network reliability; also the FCC and the Federal Emergency Management Agency/Department of Homeland Security are likely to continue to focus on disaster preparedness and communications among first responders. We have voluntarily agreed to provide wireless emergency alerts over our CDMA network and are looking to do so over our iDEN network. Under the time line developed by the FCC, the provision of such alerts should begin in late 2010 or early 2011.

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

Also, some state attorneys general have become more active in bringing lawsuits related to the sales practices and services of wireless carriers. Varying practices among the states may make it more difficult for us to implement national sales and marketing programs. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC, and some states are requiring wireless carriers to help fund the provision of intrastate relay services for consumers who are hearing impaired. We anticipate that these trends will continue to require us to devote legal and other resources to work with the states to respond to their concerns while attempting to minimize any new regulation and enforcement actions that could increase our costs of doing business.

Regulation and Wireline Operations

Competitive Local Service

The Telecommunications Act of 1996, or Telecom Act, the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers, or ILECs, to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide wholesale services to cable television companies that wish to compete in the local voice telephony market.

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

Voice over Internet Protocol

We offer a growing number of VoIP-based services to business subscribers and transport VoIP-originated traffic for various cable companies. The FCC has not yet resolved the regulatory classification of VoIP services, but continues to consider the regulatory status of various forms of VoIP. In 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed and conventional telephone numbers are not used, is an unregulated “information service,” rather than a telecommunications service, and preempted state regulation of this service. The FCC also ruled that long distance offerings in which calls begin and end on the ordinary public switched telephone network, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering the services subject to all the regulatory obligations imposed on ordinary long distance services, including payment of access charges and contributions to the universal service funds, or USF. In addition, the FCC preempted states from exercising entry and related economic regulation of interconnected VoIP services that require the use of broadband connections and specialized customer premises equipment and permit users to terminate calls to and receive calls from the public switched telephone network. However, the FCC’s ruling did not address specifically whether this form of VoIP is an “information service” or a “telecommunications service,” or what regulatory obligations, such as intercarrier compensation, should apply. Nevertheless, the FCC requires interconnected VoIP providers to contribute to the federal USF, offer E911 emergency calling capabilities to their subscribers, and comply with the electronic surveillance obligations set forth in the Communications Assistance for Law Enforcement Act, or CALEA. Because we provide VoIP services and transport VoIP-originated traffic, an FCC ruling on the regulatory classification of VoIP services and the applicability of specific intercarrier compensation rates is likely to affect the cost to provide these services; our pricing of these services; access to numbering resources needed to provide these services; and long-term E911, CALEA and USF obligations.

High-speed Internet Access Services

Following a June 2005 U.S. Supreme Court decision affirming the FCC’s classification of cable modem Internet access service as an “information service” and declining to impose mandatory common carrier regulation on cable providers, the FCC issued an order in September 2005 declaring that the wireline high-speed Internet access services, which are provided by ILECs, are “information services” rather than “telecommunications services.” As a result, over time ILECs have been relieved of certain obligations regarding the provision of the underlying broadband transmission services. In 2007, the FCC followed this decision with a similar deregulation of wireless high-speed Internet access services. Such deregulation should result in less regulation of some of our evolution data optimized, or EV-DO, products and services. Deregulation of broadband services, however, has sparked a debate over “net neutrality” and “open access.” Proponents of “net neutrality” assert that operators of broadband transmission facilities should not be permitted to make distinctions among content providers for priority access to the underlying facilities and that networks should be “open” to use by any device the customer chooses to bring to the network. While we have announced our intention to open the wireless operating platform of our handsets through our participation with Google in the Open Handset Alliance, an open access or net neutrality mandate that is not narrowly crafted could adversely affect the operation of our broadband networks by constraining our ability to control the network and protect our users from harm caused by other users and devices. Additionally, the FCC has a pending proceeding to consider whether all high-speed Internet access services, regardless of the technology used, are subject to various FCC consumer protection regulations. The imposition of any such obligations could result in significant costs to us.

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

In the past year, several ILECs have sought and received forbearance from FCC regulation of certain enterprise broadband services. Specifically, the FCC granted forbearance to AT&T, ACS Anchorage, Embarq, Frontier and Citizens from price regulation of their non-time division multiplexing, or TDM-based high-capacity special access services. Furthermore, in 2007, the U.S. Court of Appeals for the District of Columbia found that Verizon was “deemed granted” forbearance from the same rules when the FCC deadlocked on its similar forbearance petition, and that the “deemed grant” was unreviewable by the Court. Our request for en banc review was denied. We have appealed the FCC’s rulings with respect to AT&T, Citizens, Frontier and Embarq. These deregulatory actions by the FCC could enable the ILECs to raise their special access prices.

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

Universal Service Reform

Communications carriers contribute into and receive support from the USF, established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. The USF is funded from assessments on communications providers, including our Wireless and Wireline segments, based on FCC-prescribed contribution factors applicable to our interstate and international end-user revenues from telecommunications services and interconnected VoIP services. Similarly, many states have established their own universal service funds into which we contribute. The FCC is considering changing the interstate revenue-based assessment with an assessment based on telephone numbers or connections to the public network, which could impact the amount of our assessments, but it is not clear that the FCC is prepared to take action in the near future. As permitted, we assess subscribers for these USF charges.

The FCC also is considering changing the way it distributes federal USF support to competitive carriers like us. Currently, we receive support in 25 jurisdictions as an Eligible Telecommunications Carrier, or ETC. In 2008, the FCC capped the total amount of high cost USF support competitive carriers could receive and has continued to impose conditions on parties seeking merger or acquisition approval to reduce their USF receipts. As part of the Clearwire transaction, we agreed to reduce our USF receipts to zero in five equal steps over a four year-period. The annual amount we currently receive from USF is immaterial. In addition, various state commissions have imposed or are considering new billing, Lifeline service and network deployment requirements which add significantly to the cost and burden of providing service as an ETC. A loss of our ETC designation in a given state, whether voluntary or mandatory, would require us to forego our USF support in that state.

Electronic Surveillance Obligations

The CALEA requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we are in compliance with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and records concerning those communications. We are a defendant in four purported class action lawsuits that allege that we participated in a program of intelligence gathering activities for the federal government following the terrorist attacks of September 11, 2001 that violated federal and state law. Relief sought in these cases includes injunctive relief, statutory and punitive damages, and attorneys’ fees. We believe these suits have no merit. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information.

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

Patents, Trademarks and Licenses

We own numerous patents, patent applications, service marks, trademarks and other intellectual property in the United States and other countries, including “Sprint,” “Nextel,” “Direct Connect,” and “Boost Mobile.” Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others. In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to the business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms generally ranging from one to 19 years.

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

Employee Relations

As of December 31, 2008, we had about 56,000 employees.

In January 2009, we announced a cost reduction program designed to further align our cost structure with the reduced revenues expected from fewer subscribers. Our cost reduction program is designed to reduce our labor and other costs through a workforce reduction of about 8,000 positions.

Management

For information concerning our executive officers, see “Executive Officers of the Registrant” starting on page 26 of this document.

Access to Public Filings and Board Committee Charters

We routinely post important information on our website at www.sprint.com. Information contained on our website is not part of this annual report. We provide public access to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: www.sprint.com/sprint/ir. These documents are available promptly after filing with the SEC. These documents also may be found at the SEC’s website at www.sec.gov.

We also provide public access to our Code of Ethics, entitled the Sprint Nextel Code of Conduct, our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Compensation Committee, the Executive Committee, the Finance Committee, and the Nominating and Corporate Governance Committee. The Code of Conduct, corporate governance guidelines and committee charters may be accessed free of charge on our website at the following address: www.sprint.com/governance. You may obtain copies of any of these documents free of charge by writing to: Sprint Nextel Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B424, Overland Park, Kansas 66251 or by email at shareholder.relations@sprint.com. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, we will post a notice of such action on our website at the following address: www.sprint.com/governance. Only the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this annual report. We also filed with the NYSE in 2008 the required certificate of our Chief Executive Officer certifying that he was not aware of any violation by Sprint Nextel of the NYSE corporate governance listing standards.

Item 1A.	Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.

If we are not able to attract and retain wireless subscribers, our financial performance will be impaired.

We are in the business of selling communications services to subscribers, and our economic success is based on our ability to attract new subscribers and retain current subscribers. If we are unable to find enough people willing to subscribe for or purchase our wireless communications services, or unwilling to continue to purchase our services, at the prices at which we are willing to sell them, our financial performance will be impaired, and we could fail to meet our financial obligations, which could result in several outcomes, including controlling investments by third parties, takeover bids, liquidation of assets or insolvency. Since January 1, 2008, we have experienced a 5.1 million decrease in our total direct subscriber base, including approximately 4.1 million post-paid subscribers. In addition, over the past year, we have experienced an average post-paid churn rate of 2.18%, while our two largest competitors had churn rates that were substantially lower.

Our ability to compete successfully for new subscribers and to retain our existing subscribers and reduce our rate of churn depends on:

•

our successful execution of marketing and sales strategies, including the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and our credit and collection policies;

•	our ability to enter into arrangements with MVNOs and alternative resellers;

•	our ability to anticipate and develop new or enhanced products and services that are attractive to existing or potential subscribers;

•

our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors;

•	actual or perceived quality and coverage of our network; and

•	public perception about our brand.

Our recent efforts to attract new subscribers and reduce churn have not been as successful as those of our competitors. Our subscriber losses and high rate of churn have impaired our ability to maintain the level of revenues generated in prior periods and caused deterioration in the operating margins of our wireless operations and our operations as a whole, the effects of which will continue if we do not attract new subscribers and reduce our rate of churn. Our ability to retain subscribers may also be negatively affected by industry trends related to subscriber contracts. For example, we and our competitors no longer require subscribers to renew their contracts when making changes to their pricing plans. These types of changes could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product and service mix.

We expect to incur expenses to attract new subscribers, improve subscriber retention and reduce churn, but there can be no assurance that our efforts will result in new subscribers or a lower rate of subscriber churn. Subscriber losses and a high rate of churn adversely affect our business, financial condition and results of operations because they result in lost revenues and cash flow. Although attracting new subscribers and retention of existing subscribers are important to the financial viability of our business, there is an added focus on retention because the cost of adding a new subscriber is higher than the cost associated with retention of an existing subscriber, and new subscribers are generally entering into contracts with lower average revenue per subscriber than the subscribers leaving our network.

As the wireless market matures, we must increasingly seek to attract subscribers from competitors and face increased credit risk from first-time wireless subscribers.

We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Recently, we have not been able to attract subscribers at the same rate as our competitors and have had a net loss of subscribers during 2007 and 2008. In addition, the higher market penetration also means that subscribers purchasing wireless services for the first time, on average, have a lower credit rating than existing wireless users, and the number of these subscribers we are willing to accept is dependent on our credit policies, which change from time-to-time. To the extent we cannot compete effectively for new subscribers, our revenues and results of operations will be adversely affected.

Competition and technological changes in the market for wireless services could negatively affect our average revenue per subscriber, subscriber churn, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability.

We compete with a number of other wireless service providers in each of the markets in which we provide wireless services, and we expect competition to increase as additional spectrum is made available for commercial wireless services and as new technologies are developed and launched. As competition among wireless communications providers has increased, we have created pricing plans that have resulted in declining average revenue per subscriber, for voice and data services, a trend that we expect will continue. Competition in pricing and service and product offerings may also adversely impact subscriber retention and our ability to attract new subscribers, with adverse effects on our results of operations. A decline in the average revenue per subscriber coupled with our declining number of subscribers will negatively impact our revenues, future cash flows, growth and overall profitability, which, in turn, could impact our ability to meet our financial obligations.

The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology and the deployment of unlicensed spectrum devices. This change causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. In addition, due, in part, to current economic conditions, we are carefully monitoring our spending, and we are targeting how and where we spend our capital on network and service enhancements. Spending by our competitors on new wireless services and network improvements could enable our competitors to obtain a competitive advantage with new technologies or enhancements that we do not offer. Rapid change in technology may lead to the development of wireless communications technologies or alternative services that are superior to our technologies or services or that consumers prefer over ours. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose subscribers to our competitors.

Mergers or other business combinations involving our competitors and new entrants, including new wholesale relationships, beginning to offer wireless services may also continue to increase competition. These wireless operators may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by either of our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per subscriber, subscriber churn, ability to attract new subscribers, and operating costs. For example, AT&T, Verizon and T-Mobile now offer competitive wireless services packaged with local and long distance voice and high-speed Internet services, and flat rate voice and data plans. Our Boost Mobile-branded services compete with several regional carriers, including Metro PCS and Leap Wireless, which offer competitively-priced calling plans that include unlimited local calling. In addition, we may lose subscribers of our higher priced plans to our Boost Mobile offerings.

One of the primary differentiating features of our Nextel-branded service is the two-way walkie-talkie service available on our iDEN network. Several wireless equipment vendors, including Motorola, which supplies equipment for our Nextel-branded service, have begun to offer wireless equipment that is capable of providing walkie-talkie services that are designed to compete with our walkie-talkie services. Several of our competitors have introduced handsets that are capable of providing walkie-talkie services. If these competitors’ services are perceived to be or become comparable, or if any services introduced in the future are comparable to our Nextel-branded walkie-talkie services, a key competitive advantage of our Nextel service would be reduced, which in turn could adversely affect our business.

Failure to improve wireless subscriber service and failure to continue to enhance the quality and features of our wireless networks and meet capacity requirements of our subscriber base could impair our financial performance and adversely affect our results of operations.

Although we must continually make investments and incur costs in order to improve our wireless subscriber service and remain competitive, due to, among other things, the current economic conditions, we are carefully targeting how and where we spend our capital on network and service enhancements. Over the past few years, we worked to enhance the quality of our wireless networks and related services by:

•	maintaining and expanding the capacity and coverage of our networks;

•	securing sufficient transmitter and receiver sites and obtaining zoning and construction approvals or permits at appropriate locations;

•	obtaining adequate quantities of system infrastructure equipment and handsets, and related accessories to meet subscriber demand; and

•	obtaining additional spectrum in some or all of our markets, if and when necessary.

Our current budget and focus on careful spending will require us to make decisions on the necessity and timing of certain network enhancements. We may not continue to update our network at the same rate as in previous years. With our recent improvements and given our reduced number of subscribers, we do not believe this reduced spending will adversely affect the quality of our networks. If our competitors spend on their network and service enhancements while we are curtailing our nonessential spending, their networks could perform at levels superior to ours, which could negatively affect our ability to attract new subscribers or retain existing subscribers.

Any network and service enhancements we decide to make may not occur as scheduled or at the cost that we have estimated. Delays or failure to add network capacity, failure to maintain roaming agreements or increased costs of adding capacity could limit our ability to satisfy our wireless subscribers, resulting in decreased revenues. Even if we continuously upgrade our wireless networks, there can be no assurance that existing subscribers will not prefer features of our competitors and switch wireless providers.

Current economic conditions, our recent financial performance and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements.

Although we do not believe we will require additional capital to make the capital and operating expenditures necessary to implement our business plans or to satisfy our debt service requirements for the next few years, we may need to incur additional debt in the future for a variety of reasons, including future acquisitions. Our ability to arrange additional financing will depend on, among other factors, our financial performance, debt ratings, general economic conditions and prevailing market conditions. Some of these factors are beyond our control. Due to current economic conditions, our financial performance and our debt ratings, we may not be able to arrange additional financing on terms acceptable to us, or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges. Our debt ratings could be downgraded if we incur significant additional indebtedness, or if we do not generate sufficient cash from our operations, which would likely increase our future borrowing costs and could affect our ability to access capital.

Our credit facilities require that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-cash gains or losses, such as goodwill impairment charges, of no more than 4.25 to 1.0, which as of December 31, 2008, was 3.0 to 1.0. If we do not continue to satisfy this ratio, we will be in default under our credit facilities, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated.

The trading price of our common stock has been and may continue to be volatile, notwithstanding our actual operations and performance.

The stock market in general, and the market for communications and technology companies in particular, have experienced price and volume fluctuations over the past year. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. The trading price of our common stock has fallen by 75% since January 1, 2008. Stock price volatility and continued and sustained decreases in our share price could subject our shareholders to losses and us to takeover bids or lead to action by the NYSE. The trading price of our common stock has been and may continue to be subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•

quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts expectations, including announcements on our subscriber activity and rate of churn;

•	the availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	seasonality or other variations in our subscriber base, including our rate of churn;

•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•

the performance of Clearwire and Clearwire’s Class A common stock or speculation about the possibility of future actions we or other significant shareholders may take in connection with Clearwire holdings;

•	disruption to our operations or those of other companies critical to our network operations;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced products and services on a timely basis;

•	recommendations by securities analysts or changes in earnings estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales, hedging and other derivative transactions of our common stock;

•	any major change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.

Consolidation and competition in the wholesale market for wireline services, as well as consolidation of our roaming partners and access providers used for wireless services, could adversely affect our revenues and profitability.

Our Wireline segment competes with AT&T, Verizon, Qwest Communications, Level 3 Communications Inc., other major local incumbent operating companies, and cable operators, as well as a host of smaller competitors, in the provision of wireline services. Some of these companies have high-capacity, IP-based fiber-optic networks capable of supporting large amounts of voice and data traffic. Some of these companies claim certain cost structure advantages that, among other factors, may allow them to offer services at a price below that which we can offer profitably. In addition, consolidation by these companies could lead to fewer companies controlling access to more cell sites, enabling them to control usage and rates, which could negatively affect our revenues and profitability.

Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. AT&T and Verizon, as a result of their acquisitions, continue to be our two largest competitors in the domestic long distance communications market. We and other long distance carriers depend heavily on local access facilities obtained from ILECs to serve our long distance subscribers, and payments to ILECs for these facilities are a significant cost of service for our Wireline segment. The long distance operations of AT&T and Verizon have cost and operational advantages with respect to these access facilities because those carriers serve significant geographic areas, including many large urban areas, as the incumbent local carrier.

In addition, our Wireless segment could be adversely affected by changes in rates and access fees that result from consolidation of our roaming partners and access providers, which could negatively affect our revenues and profitability.

Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we use may place us at a competitive disadvantage.

We develop, test and deploy various new technologies and support systems intended to enhance our competitiveness by both supporting new services and features and reducing the costs associated with providing those services. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications in a timely manner. We may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our subscribers or may not be profitable, in which case we could not recover our investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services and may require us to take action like curtailing new subscribers in certain markets. Any resulting subscriber dissatisfaction could affect our ability to retain subscribers and have an adverse effect on our results of operations and growth prospects.

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

We recently entered into agreements with Clearwire to integrate our WiMAX wireless broadband business with theirs. See “Risks Related to our Investment in Clearwire” below for risks related to the deployment of WiMAX.

The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contribute to increased competition.

The traditional dividing lines among long distance, local, wireless, video and Internet services are increasingly becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services.

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

If we are unable to improve our results of operations, we face the possibility of additional charges for impairments of long-lived or indefinite lived assets. In addition, if the fair market value of our investment in Clearwire continues to trade below its book value, it could result in an impairment charge. Also, our future operating results will be impacted by our share of Clearwire’s net loss or net income, which during this period of their network build-out will likely negatively affect our results of operations.

We review our wireless and wireline long-lived assets for impairment when changes in circumstances indicate that the book amount may not be recoverable. If we are unable to improve our results of operations and cash flows, a review could lead to a material impairment charge in our consolidated financial statements.

We account for our investment in Clearwire using the equity method of accounting and, as a result, we record our share of Clearwire’s net income or net loss which could adversely affect our consolidated results of operations. In addition, the trading price of Clearwire’s Class A common stock has been and may continue to be volatile, and the fair market value of our investment may continue to be below the book value of the investment, which could result in a material impairment charge in our consolidated financial statements.

If Motorola is unable or unwilling to provide us with equipment and handsets in support of our iDEN-based services, as well as anticipated handset and infrastructure improvements for those services, our operations will be adversely affected.

Motorola is our sole source for most of the equipment that supports the iDEN network and for all of the handsets we offer under the Nextel brand except for BlackBerry devices. Although our handset supply agreement with Motorola is structured to provide competitively-priced handsets, the cost of iDEN handsets is generally higher than handsets that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer handsets at prices that are attractive to potential subscribers. In addition, the higher cost of iDEN handsets requires us to absorb a larger part of the cost of offering handsets to new and existing subscribers. These increased costs and handset subsidy expenses may reduce our growth and profitability. Also, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we offer to subscribers of services on our iDEN network, including the dual-mode handsets. A decision by Motorola to discontinue, or the inability of Motorola to continue, manufacturing, supporting or enhancing our iDEN-based infrastructure and handsets would have a material adverse effect on us. In addition, because iDEN technology is not as widely adopted and has fewer subscribers than other wireless technologies, it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and handsets. Further, our ability to complete the spectrum reconfiguration plan in connection with the FCC’s Report and Order is dependent, in part, on Motorola.

We have entered into agreements with third parties related to certain business operations. Any difficulties experienced in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.

We have entered into agreements with third parties for the development and maintenance of certain software systems necessary for the operation of our business. We also have agreements with third parties to provide customer service and related support to our wireless subscribers and outsourced aspects of our wireline network and back office functions to third parties. In addition, we have sublease agreements with third parties for space on communications towers. As a result, we must rely on third parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. If these third parties are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers.

We are subject to exclusivity provisions and other restrictions under our arrangements with our remaining independent PCS Affiliates. Continued compliance with those restrictions may limit our ability to fully integrate the operations of Nextel and Nextel Partners in the geographic areas served by those PCS Affiliates, may impact our ability to offer certain types of wireless products and services, and we could incur significant costs to resolve issues related to these arrangements.

Our agreements with our remaining independent PCS Affiliates restrict our and their ability to own, operate, build or manage specified wireless communication networks or to sell certain wireless services within specified geographic areas. These agreements could negatively affect our ability to introduce new products and services on a nationwide basis and the growth of our network. In addition, as a result of litigation with one PCS Affiliate, we were ordered to cease owning, operating or managing our Nextel network in parts of Illinois, Indiana, Iowa, Michigan, Missouri, Nebraska and Wisconsin. The Illinois Supreme Court affirmed the trial court decision in November 2008, but provided us with 360 days to sell or otherwise cease the operation or management of our Nextel network in the relevant geographic areas. Compliance with this order could cause disruption to our service, result in subscriber losses and negatively affect our results of operations. The trial court denied our request to set aside this judgment based on new evidence and we plan to appeal that denial. The outcome of the ongoing litigation with that PCS Affiliate, which is uncertain, may impact our ability to offer certain types of wireless products and services on a nationwide basis, and we could incur significant costs to litigate and resolve this issue.

The intellectual property rights utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.

Some of our products and services use intellectual property that we own. We also purchase products from suppliers, including handset device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims and assertions also could subject us to costly litigation and significant liabilities for damages or royalty payments, or require us to cease certain activities or to cease selling certain products and services.

Our CDMA handsets use products obtained from QUALCOMM. Some of QUALCOMM’s products have been found to infringe on certain patents owned by Broadcom Corporation. A United States district court enjoined QUALCOMM from further infringement and allowed for a sunset provision that expired on January 31, 2009.

QUALCOMM has supplied us with alternative technologies. Broadcom may continue to challenge the alternatives, and Broadcom has initiated other suits against QUALCOMM. These claims could subject us to costly litigation, a court could determine that the alternative technologies still infringe Broadcom’s patents, and/or a court could require us to cease providing certain QUALCOMM products.

Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth or results of operations.

The FCC and other federal, state and local governmental authorities have jurisdiction over our business and could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.

The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.

The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that our licenses will be renewed. Failure to comply with FCC requirements in a given license area could result in revocation of the license for that license area.

Depending on their outcome, the FCC’s proceedings regarding regulation of special access rates could affect the rates paid by our Wireless and Wireline segments for special access services in the future. Similarly, depending on their outcome, the FCC’s proceedings on the regulatory classification of VoIP services could affect the intercarrier compensation rates and the level of USF contributions paid by us.

In 2004, the FCC adopted a Report and Order to reconfigure the 800 MHz band that provides for the exchange of a portion of our 800 MHz FCC spectrum licenses and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure. In order to accomplish the reconfiguration, we may need to cease our use of a portion of the 800 MHz spectrum on our iDEN network in a particular market before we are able to begin use of replacement 800 MHz spectrum in that market. To mitigate the temporary loss of the use of this spectrum, we may need to construct additional transmitter and receiver sites or acquire additional spectrum. In markets where we are unable to construct additional sites or acquire additional spectrum as needed, the decrease in capacity may adversely affect the performance of our iDEN network.

Various states are considering regulations over terms and conditions of service, including certain billing practices and consumer-related issues that may not be pre-empted by federal law. If imposed, these regulations could make it more difficult and expensive to implement national sales and marketing programs and could increase the costs of our wireless operations.

Degradation in network performance caused by compliance with government regulation, loss of spectrum or additional rules associated with the use of spectrum in any market could result in an inability to attract new subscribers or higher subscriber churn in that market, which could adversely affect our revenues and results of operations. In addition, additional costs or fees imposed by governmental regulation could adversely affect our revenues, future growth and results of operations.

The current economic environment may make it difficult for our business partners and subscribers to meet their contractual obligations, which could negatively affect our results of operations.

The current economic environment has made it difficult for businesses and consumers to obtain credit, which could cause our suppliers, distributors and subscribers to have problems meeting their contractual obligations with us. If our suppliers are unable to fulfill our orders or meet their contractual obligations with us, we may not have the services or handsets available to meet the needs of our current and future subscribers, which could cause us to lose current and potential subscribers to other carriers. In addition, if our distributors are unable to stay in business, we could lose distribution points, which could negatively affect our business and results of operations. Finally, if our subscribers are unable to pay their bills or potential subscribers feel they are unable to take on additional financial obligations, they may be forced to forgo our services, which could negatively affect our results of operations.

Our business could be negatively impacted by security threats and other disruptions.

Major equipment failures, natural disasters, including severe weather, terrorist acts, cyber attacks or other breaches of network or information technology security that affect our wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations. These events could disrupt our operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to our Investment in Clearwire

We are a majority shareholder of Clearwire, a term we use to refer to the consolidated entity of Clearwire Corporation and its subsidiary Clearwire Communications LLC. Under this section, we have included certain important risk factors with respect to our investment in Clearwire. For more discussion of Clearwire and the risks affecting Clearwire, you should refer to Clearwire’s annual report on Form 10-K for the year ended December 31, 2008. The contents of Clearwire’s Form 10-K are expressly not incorporated by reference into this report.

Our investment in Clearwire exposes us to risks because we do not control the board, manage operations or control management, including decisions relating to the build-out and operation of a national 4G network, and the value of our investment in Clearwire or our financial performance may be adversely affected by decisions made by Clearwire or other large investors in Clearwire that are adverse to our interests.

Although we have the ability to nominate seven of Clearwire’s 13 directors, at least one of our nominees must be an independent director. Thus, we do not control the board, and we do not manage the operations of Clearwire or control management. Clearwire has a group of investors that have been provided with representation on Clearwire’s board of directors. These investors may have interests that diverge from ours or Clearwire’s.

Differences in views among the large investors could result in delayed decisions by Clearwire’s board of directors or failure to agree on major issues. Any differences in our views or problems with respect to the operation of Clearwire could have a material adverse effect on the value of our investment in Clearwire or our business, financial condition, results of operations or cash flows.

In addition, the corporate opportunity provisions in Clearwire’s restated certificate of incorporation provide that unless a director is an employee of Clearwire, the person does not have a duty to present to Clearwire a corporate opportunity of which the director becomes aware, except where the corporate opportunity is expressly offered to the director in his or her capacity as a director of Clearwire. This could enable certain Clearwire shareholders to benefit from opportunities that may otherwise be available to Clearwire, which could adversely affect Clearwire’s business and our investment in Clearwire.

Clearwire’s restated certificate of incorporation also expressly provides that certain shareholders and their affiliates may, and have no duty not to, engage in any businesses that are similar to or competitive with those of Clearwire, do business with Clearwire’s competitors, subscribers and suppliers, and employ Clearwire’s employees or officers. These shareholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Any such actions could have a material adverse effect on Clearwire’s business, financial condition, results of operations or prospects and the value of our investment in Clearwire.

Moreover, we are dependent on Clearwire to quickly build, launch and operate a viable, national 4G network, using capital including the $3.2 billion they have received from the strategic investors as well as the assets received from us. Our intention is to integrate these 4G services with our products and services in a manner that preserves our time to market advantage. Clearwire’s success could be affected by, among other things, its ability to get financing in the amounts and at terms that enable it to build a national 4G network in a timely manner. Should Clearwire be unable to obtain appropriate financing, it may be unable to build and operate a viable 4G network in a manner that sustains its time to market advantage, or at all. If Clearwire is delayed or unsuccessful in the development or operation of a 4G network, our future revenues, cash flows, growth and overall profitability could be negatively affected.

We may be unable to sell some or all of our investment in Clearwire quickly or at all.

Clearwire is a newly formed entity with limited trading history for its publicly traded Class A common stock. In addition, the daily trading volume of Clearwire’s Class A common stock is lower than the number of shares of Class A common stock we would hold if we exchanged all of our Clearwire Class B common stock and interests. If we should decide to sell some or all of our equity securities of Clearwire, there may not be purchasers available for any or all of our stock, or we may be forced to sell at a price that is below the then current trading price or over a significant period of time. We are also subject to certain restrictions with respect to the sale of our equity securities of Clearwire.

Item 1B.	Unresolved Staff Comments

On May 1, 2008, we received a comment letter from the Staff of the Division of Corporation Finance of the SEC with respect to its review of our Form 10-K for the year ended December 31, 2007, and received subsequent comments regarding our subsequent filings on Forms 10-Q during 2008. The Staff has requested that we provide more robust discussion with respect to our subscribers and cash flow, including our future expectations with respect to these items. In response to this request, we have added additional disclosure to the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in this Form 10-K.

Item 2.	Properties

Our corporate headquarters is located in Overland Park, Kansas and consists of about 3,853,000 square feet.

Our gross property, plant and equipment at December 31, 2008 totaled $48.5 billion, distributed among the business segments as follows:

2008
(in billions)
Wireless	$41.8
Wireline	4.3
Corporate and other	2.4

Total	$48.5

Properties utilized by our Wireless segment generally consist of base transceiver stations, switching equipment and towers, as well as leased and owned general office facilities and retail stores. We lease space for base station towers and switch sites for our wireless network.

Properties utilized by our Wireline segment generally consist of land, buildings, switching equipment, digital fiber optic network and other transport facilities. We have been granted easements, rights-of-way and rights-of-occupancy by railroads and other private landowners for our fiber optic network.

As of December 31, 2008, about $895 million of outstanding debt, comprised of certain secured notes, financing and capital lease obligations and mortgages, is secured by $907 million of gross property, plant and equipment, and other assets.

Additional information regarding our commitments related to operating leases can be found in note 14 of the Notes to Consolidated Financial Statements.

Item 3.	Legal Proceedings

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

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties proceeded with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to the company, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We have reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to us. The Court issued its preliminary approval of the settlement on July 17, 2008, and the Court is in the process of considering objections to the settlement.

In connection with the Sprint-Nextel merger in 2005, we disclosed that several PCS Affiliates had filed lawsuits in various courts, alleging that the Sprint-Nextel merger would result in breaches of exclusivity provisions in their commercial affiliation agreements with our subsidiaries. With the exception of iPCS Wireless, Inc., or iPCS, all such suits have been disposed of. On September 24, 2008, the Illinois Supreme Court denied our petition for appeal in a contract dispute with iPCS. As a result, the Illinois Circuit Court decision from August 2006 holding that Sprint’s merger with Nextel breached Sprint’s agreement with iPCS was upheld. The judge in that case entered an order requiring Sprint to cease owning, operating or managing the iDEN network in parts of certain Midwestern states (Illinois, Iowa, Michigan, Missouri, Nebraska, Wisconsin and a small portion of Indiana) that make up the iPCS territory. On October 15, 2008, we filed a motion asking the Illinois Supreme Court to reconsider its decision not to hear the appeal, on grounds that the Circuit Court decision infringed upon the FCC’s authority to determine the ownership and use of telecommunications licenses, and on grounds that the injunction entered by the Circuit Court violates Illinois public policy. The Illinois Supreme Court declined to hear the appeal but increased the time for compliance with the order to 360 days, which began to run on January 30, 2009. We have also filed a motion asking the Circuit Court to reconsider its decision in light of newly-discovered evidence that was not produced by iPCS in the earlier Circuit Court proceeding. The Circuit Court denied that motion, and we have appealed that denial. We continue to believe the Circuit Court injunction is erroneous and contrary to public policy, and will continue to oppose it vigorously. If we are unsuccessful in our efforts to challenge the injunction, we may have to depreciate our iDEN assets in the iPCS markets on an accelerated basis and/or pursue other strategic alternatives.

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

No matter was submitted to a vote of security holders during the fourth quarter 2008.

Executive Officers of the Registrant

The following people are serving as our executive officers as of February 27, 2009. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Business Experience	Current Position Held Since	Age
Daniel R. Hesse	Chief Executive Officer and President. He was appointed Chief Executive Officer, President and a member of the Board of Directors on December 17, 2007. He served as Chairman, President and Chief Executive Officer of Embarq Corporation from May 2006 to December 2007. He served as President of our local telecommunications business from June 2005 to May 2006. He served as Chairman, President and Chief Executive Officer of Terabeam Corporation, a Seattle-based communications company, from March 2000 to June 2004. He served as President and Chief Executive Officer of AT&T Wireless Services, a division of AT&T, from 1997 to 2000.	2007	55

Name	Business Experience	Current Position Held Since	Age
Robert H. Brust	Chief Financial Officer. He was appointed Chief Financial Officer in May 2008. He served as Executive Vice President and Chief Financial Officer of Eastman Kodak Company from 2000 to 2007. He also served two years as Senior Vice President and Chief Financial Officer of Unisys Corporation. Earlier in his career, he held a series of operations and finance leadership positions at General Electric, concluding his service there as Vice President, Finance for G.E. Plastics.	2008	65

Keith O. Cowan	President—Strategic Planning and Corporate Initiatives and Acting President, CDMA Business Unit. He was appointed President—Strategic Planning and Corporate Initiatives in July 2007 and Acting President, CDMA Business Unit in November 2008. He served as Executive Vice President of Genuine Parts Company from January 2007 to July 2007. He held several key positions with BellSouth Corporation from 1996 to January 2007, including Chief Planning and Development Officer, Chief Field Operations Officer, President—Marketing and Product Management and President—Interconnection Services. He was previously an associate and partner at the law firm of Alston & Bird LLC.	2007	52

Robert L. Johnson	Chief Service Officer. He was appointed Chief Service Officer in October 2007. He served as President—Northeast Region from September 2006 to October 2007. He served as Senior Vice President—Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President—National Field Operations of Nextel from February 2002 to July 2005.	2007	50

Charles R. Wunsch	General Counsel and Corporate Secretary. He was appointed General Counsel and Corporate Secretary in October 2008. He served as our Vice President for corporate transactions and business law and has served in various legal positions at the company since 1990. He was previously an associate and partner at the law firm Watson, Ess, Marshall, and Enggas.	2008	53

Paget A. Alves	President, Sales and Distribution. He was appointed President, Sales and Distribution in March 2008. He served as Regional President from September 2006 through March 2008. He served as Senior Vice President, Enterprise Markets from January 2006 through September 2006. He served as our President, Strategic Segment from November 2003 through January 2006.	2008	54

Steven L. Elfman	President, Network Operations and Wholesale. He was appointed President, Network Operations and Wholesale in May 2008. He served as President and Chief Operating Officer of Motricity, a mobile data technology company, from January 2008 to May 2008 and as Executive Vice President of Infospace Mobile (currently Motricity) from July 2003 to December 2007. He was an independent consultant working with Accenture Ltd., a consulting company, from May 2003 to July 2003. He served as Executive Vice President of Operations of Terabeam Corporation, a Seattle-based communications company, from May 2000 to May 2003, and he served as Chief Information Officer of AT&T Wireless from June 1997 to May 2000.	2008	54

Christopher J. Gregoire	Vice President and Principal Accounting Officer. He was appointed Principal Accounting Officer in October 2008. He served as Vice President and Assistant Controller of Sprint Nextel from August 2006 through October 2, 2008. Prior to joining Sprint Nextel, he served as a Partner at Deloitte from August 2003 through July 2006 and as a Senior Manager at Deloitte from 2000.	2008	40

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Share Data

The principal trading market for our Series 1 common stock is the NYSE. Our Series 2 common stock is not publicly traded.

	2008 Market Price
	High	Low	End of Period
Series 1 common stock
First quarter	$13.16	$5.48	$6.69
Second quarter	9.94	6.27	9.50
Third quarter	9.75	5.75	6.10
Fourth quarter	6.72	1.35	1.83

	2007 Market Price
	High	Low	End of Period
Series 1 common stock
First quarter	$20.42	$16.93	$18.96
Second quarter	23.42	18.89	20.71
Third quarter	22.64	17.24	19.00
Fourth quarter	19.70	12.96	13.13

Number of Shareholders of Record

As of February 20, 2009, we had about 50,000 Series 1 common stock record holders, 11 Series 2 common stock record holders, and no non-voting common stock record holders.

Dividends

We did not declare any dividends on our common shares in 2008.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the yearly percentage change in the cumulative total shareholder return for our Series 1 common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five-year period from December 31, 2003 to December 31, 2008. The cumulative total shareholder return for our Series 1 common stock has been adjusted for the periods shown for the recombination of our FON common stock and PCS common stock that was effected on April 23, 2004. The graph assumes an initial investment of $100 in our common stock on December 31, 2003 and reinvestment of all dividends.

The Dow Jones U.S. Telecommunications Index is currently composed of the following companies: AT&T Inc., CenturyTel Inc., Cincinnati Bell Inc., Embarq Corp., Frontier Communications Corp., Leap Wireless International Inc., Leucadia National Corp., Level 3 Communications Inc., Metro PCS Communications, Inc., NII Holdings Inc., Qwest Communications International Inc., RCN Corp., Sprint Nextel Corp., Telephone & Data Systems Inc., Telephone & Data Systems Inc. CI S, Time Warner Telecom, Inc. CI A, U.S. Cellular Corp., Verizon Communications Inc., Virgin Media Inc. and Windstream Corp.

5-Year Total Return

Value of $100 Invested on December 31, 2003

	2003	2004	2005	2006	2007	2008
Sprint Nextel	$100.00	$176.11	$167.42	$148.11	$103.41	$14.41
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
Dow Jones U.S. Telecom Index	$100.00	$120.50	$122.96	$168.25	$185.14	$124.16

Item 6.	Selected Financial Data

The 2008, 2007 and 2006 data presented below is not comparable to that of the prior periods primarily as a result of the August 2005 Sprint-Nextel merger and the subsequent Nextel Partners, Inc. and the PCS Affiliate acquisitions. The acquired companies’ financial results subsequent to their acquisition dates are included in our consolidated financial statements. Embarq Corporation, our former Local segment, which was spun-off in 2006, is shown as discontinued operations for all periods prior to the spin-off. We lost 5.1 million direct wireless subscribers in 2008 and 659,000 direct wireless subscribers in 2007, which caused the majority of the reduction in net operating revenues in those periods.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$35,635	$40,146	$41,003	$28,771	$21,647
Goodwill impairment(1)	963	29,649	—	—	—
Depreciation	5,953	5,621	5,738	3,864	3,651
Amortization	2,443	3,312	3,854	1,336	7
Operating (loss) income(1)(2)	(2,642)	(28,740)	2,484	2,141	(1,999)
(Loss) income from continuing operations(1)(2)	(2,796)	(29,444)	995	821	(2,006)
Discontinued operations, net	—	—	334	980	994
Cumulative effect of change in accounting principle, net	—	—	—	(16)	—

(Loss) Earnings per Share and Dividends
Basic and diluted (loss) earnings per common share Continuing operations(1) (2)	$(0.98)	$(10.27)	$0.34	$0.40	$(1.40)
Discontinued operations	—	—	0.11	0.48	0.69
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—
Dividends per common share(3)	—	0.10	0.10	0.30	See (3) below

Financial Position
Total assets(1)	$58,252	$64,295	$97,161	$102,760	$41,321
Property, plant and equipment, net	22,373	26,636	25,868	23,329	14,662
Intangible assets, net(1)	22,886	28,139	60,057	49,307	7,809
Total debt and capital lease obligations (including equity unit notes)	21,610	22,130	22,154	25,014	16,425
Seventh series redeemable preferred shares	—	—	—	247	247
Shareholders’ equity(1)	19,605	22,135	53,131	51,937	13,521

Cash Flow Data
Net cash from continuing operating activities	$6,179	$9,245	$10,055	$8,655	$4,478
Capital expenditures	3,882	6,322	7,556	5,057	3,980

(1)	In the fourth quarters 2008 and 2007, we performed our annual assessment of goodwill for impairment and recorded non-cash impairment charges of $963 million and $29.649 billion, respectively.
(2)

In 2008, we recorded net charges of $947 million ($569 million after tax) primarily related to asset impairments other than goodwill, severance and exit costs, and merger and integration costs. In 2007, we recorded net charges of $956 million ($590 million after tax) primarily related to merger and integration costs, asset impairments other than goodwill, and severance and exit costs. In 2006, we recorded net charges of $620 million ($381 million after tax) primarily related to merger and integration costs, asset impairments, and severance and exit costs. In 2005, we recorded net charges of $723 million ($445 million after tax) primarily related to merger and integration costs, asset impairments, and severance and hurricane-related costs. In 2004, we recorded net charges of $3.7 billion ($2.3 billion after tax) primarily related to severance and the wireline network impairment, partially offset by recoveries of fully reserved receivables.

(3)	We did not declare any dividends on our common shares in 2008. In the first and second quarter 2005, a dividend of $0.125 per share was paid. In the third and fourth quarter 2005 and for each quarter of 2006 and 2007, the dividend was $0.025 per share. Before the recombination of our two tracking stocks, shares of PCS common stock did not receive dividends. For the year ended December 31, 2004, shares of our common stock (before the conversion of shares of PCS common stock) received dividends of $0.50 per share. In the first quarter 2004, shares of our common stock received a dividend of $0.125 per share. In the second, third and fourth quarter 2004, shares of our common stock, which included shares resulting from the conversion of shares of PCS common stock, received quarterly dividends of $0.125 per share.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to attract and retain subscribers;

•

the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and equipment we provide and our ability to attract new subscribers and retain existing subscribers; the overall demand for our service offerings, including the impact of decisions of new subscribers between our post-paid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•

the effect of limiting capital and operating expenditures on our ability to improve and enhance our networks and service offerings, implement our business strategies and provide competitive new technologies;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•

the impact of third parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide handset devices or infrastructure equipment for our CDMA network, or Motorola, Inc.’s ability or willingness to provide related handset devices, infrastructure equipment and software applications, or to develop new technologies or features, for our iDEN network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the financial performance of Clearwire and its deployment of a WiMAX network;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs and/or potential customer impacts of compliance with regulatory mandates;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•

one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report, including in Part I, Item 1A “Risk Factors” and other filings of ours with the SEC.

The words “may,” “could,” “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “plan,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Overview

We are a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government subscribers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. We have accordingly organized our operations to meet the needs of our targeted customer groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services.

We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We also are one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. Our business includes two reportable segments: Wireless and Wireline. See the information discussed in Item 1 and in note 13 of the Notes to Consolidated Financial Statements for additional information on our segments. In addition, we also routinely post important information on our website at www.sprint.com. Information contained on our website is not part of this annual report.

We offer wireless services and wireline voice and data transmission services on state-of-the-art networks that utilize CDMA, iDEN and IP technologies. We utilize these networks to offer our wireless and wireline customers differentiated products and services whether through the use of a single network or a combination of these networks. In addition, we have established key priorities for our Wireless business which include improving the customer experience, rebuilding our brand and increasing profitability. We plan to achieve these priorities by providing customers with value and simplicity and by helping them to be more productive.

We believe that our value-driven price plans are very attractive. Our family of “Simply Everything” post-paid price plans bundle together popular data applications with traditional mobile voice calling at price points that can save customers hundreds of dollars annually compared with our largest competitors. Our Boost Mobile brand prepaid price plans include unique nationwide monthly unlimited, pay as you go, and $1 per day chat plan options.

To simplify the customer experience, we have introduced tools such as One Click that allows customers to access various software applications through a single click on their mobile devices. Our Ready Now program trains our subscribers before they leave the store in how to use their mobile devices to ensure subscribers are well informed and comfortable with the features and functions of their new devices.

We provide certain wireless services on the nation’s most dependable 3G network and, in Baltimore, subscribers may access Clearwire’s high-speed 4G network. In addition, we support the open development of applications and content on our network platforms. We offer multi-functional devices such as the Samsung Instinct and the iDEN Blackberry Curve. Through wholesale relationships, we support traditional wireless services as well as the wireless delivery of books and other data-centric content that substitute for more traditional deliveries of products and services.

In addition to our customer oriented goals, we have also taken measures to reduce our cost structure to further align with the reduced revenues expected from fewer subscribers. Our actions include our January 2009 workforce reduction announcement through which we plan to reduce our labor and related costs by approximately $1.2 billion through actions that include a workforce reduction of about 8,000 positions. We believe these actions, as well as our continued efforts to reduce our other operating expenses, will allow us to maintain a strong cash position, although we do not expect that these measures will offset the reduced cash expected from our service revenue declines in the near term. Our cost reduction initiatives may also include de-levering and disposing of assets in the future.

We believe that given the recent deterioration in the U.S. economy coupled with short-term illiquidity, consumer and business spending will be negatively impacted. We will continue to monitor the impact of these market conditions on our ability to collect from our subscribers and on other areas of our business.

We are subject to substantial regulation including from the FCC, which regulates the licensing, operation, acquisition and sale of the licensed radio spectrum that is essential to our business. The FCC and state public utility commissions, or PUCs, also regulate, in whole or part, the provision of communications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to our business could impose significant additional costs either in the form of direct out-of-pocket costs or additional compliance obligations. Refer to Item 1. “Business—Legislative and Regulatory Development—Regulation and Wireless Operations” for additional information.

Wireless Service Revenue

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

Wireless Subscribers

The wireless industry is subject to intense competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. As a result, wireless carriers have focused on retaining valued subscribers through various means including considerable efforts regarding customer care.

We have endeavored to retain and attract subscribers by taking actions to improve our customer care, sales and distribution functions, and brand awareness. In addition, we took other actions in an effort to improve our subscribers’ experience including improving our network performance by adding cell sites to expand the coverage and capacity of our networks, broadening our handset portfolio, and providing subscribers an excellent value proposition with our Simply Everything pricing plans. While certain indicators suggest that we are making progress with respect to these actions, we have continued to lose wireless subscribers.

Post-Paid Subscribers

We lost approximately 4.1 million net post-paid subscribers during 2008 as compared to losing 1.2 million net post-paid subscribers in 2007. In 2008, after considering subscribers transferring from our iDEN network to our CDMA network, approximately 3.6 million of our net post-paid subscriber losses came from subscribers on the iDEN network as compared to 435,000 net subscriber losses on the CDMA network. In 2007, approximately 4.4 million of our net post-paid subscriber losses came from subscribers on our iDEN network as compared to 3.1 million net post-paid subscriber additions on the CDMA network.

Our net subscriber losses have principally been caused by our attracting fewer new subscribers on both networks in recent periods as compared to the number of subscriber deactivations we have experienced. We believe this reduction in new subscribers is primarily due to the market penetration rates described above compounded by the relative success that certain of our competitors are enjoying with respect to retaining subscribers. We further believe this reduction in new subscribers is due to measures taken by us to increase the credit quality of our subscribers, as well as lingering consumer perceptions regarding our networks, particularly our iDEN network, and customer care. Our reduced iDEN oriented marketing programs and limited new handset offerings at higher than market prices have also contributed to the decline in new iDEN subscribers.

Our post-paid subscriber retention rates (or rates of customer churn) remain high relative to our larger competitors; however, our post-paid subscriber churn rates have remained relatively flat in 2008 as compared to 2007 and 2006, as we have experienced improvement in involuntary deactivations, due to our improving the credit quality of our subscriber base, offset by relatively high voluntary subscriber deactivations.

Prepaid Subscribers

We lost approximately 981,000 net prepaid subscribers during 2008 as compared to adding 566,000 net prepaid subscribers in 2007. The 2008 subscriber losses included approximately 1.4 million net subscribers on our iDEN network which was partially offset by 381,000 net subscriber additions on our CDMA network. In 2007, we had 83,000 and 483,000 net prepaid subscriber additions on our iDEN and CDMA networks, respectively.

Our net prepaid subscriber losses in 2008 were principally caused by our attracting fewer new subscribers on the iDEN network and total deactivations increasing year over year. We believe the net losses sustained are primarily due to our decision to focus our resources on our post-paid business and increased competition from prepaid competitors. Refer to “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of churn trends.

Wholesale and Affiliate Subscribers

Wholesale and affiliate subscribers represent customers that we serve on our networks through companies that resell our services to their subscribers. In 2008, wholesale subscriber additions were 389,000, resulting in about 8.1 million wholesale subscribers at December 31, 2008, compared to about 7.7 million wholesale subscribers at December 31, 2007 and 6.4 million wholesale subscribers at December 31, 2006. Certain wholesale devices are activated on the network by our wholesale partners prior to selling the device to the end user customer. As of December 31, 2008, these subscribers, for which devices are not in the hands of an end user customer, represented approximately 2% of the total wholesale subscriber base.

Below is a table showing (a) net additions (losses) for the past twelve quarters of direct subscribers for our iDEN and CDMA networks, excluding subscribers obtained through business combinations, existing subscribers who have migrated between networks and indirect subscribers of MVNOs and PCS Affiliates, (b) our total iDEN and CDMA post-paid subscribers as of each of the quarters in 2006, 2007 and 2008, and (c) our average rates of monthly post-paid and prepaid customer churn for the past twelve quarters.

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net additions (losses) (in thousands)
Post-paid:
iDEN	72	(68)	(379)	(643)	(744)	(662)	(700)	(686)	(684)	(527)	(589)	(639)
CDMA(2)	491	278	191	337	524	678	363	3	(386)	(249)	(533)	(466)

Total	563	210	(188)	(306)	(220)	16	(337)	(683)	(1,070)	(776)	(1,122)	(1,105)

Boost Mobile-branded service:
iDEN-based prepaid	502	498	216	171	272	70	(57)	(202)	(543)	(250)	(305)	(264)
CDMA-based unlimited local calling plan	—	—	—	—	3	99	124	257	343	112	(24)	(50)

Total	502	498	216	171	275	169	67	55	(200)	(138)	(329)	(314)

End of period subscribers (in thousands)
iDEN post-paid	16,616	18,624	18,204	17,601 (1)	16,535	15,472	14,355	13,246	12,179	11,330	10,466	9,609
CDMA post-paid(2)	22,487	22,781	23,471	24,204 (1)	25,050	26,129	27,079	27,505	27,502	27,575	27,317	27,069

Total post-paid	39,103	41,405	41,675	41,805	41,585	41,601	41,434	40,751	39,681	38,905	37,783	36,678

Boost Mobile prepaid	3,127	3,625	3,841	4,012	4,284	4,354	4,297	4,095	3,552	3,302	2,997	2,733
Boost Mobile unlimited local calling plan	—	—	—	—	3	102	226	483	826	938	914	864

Total prepaid	3,127	3,625	3,841	4,012	4,287	4,456	4,523	4,578	4,378	4,240	3,911	3,597

Wholesale	5,382	5,351	5,528	6,358	6,825	6,980	7,175	7,676	7,841	7,831	7,939	8,063

Monthly customer churn rate(3)
Direct post-paid(4)	2.12%	2.13%	2.41%	2.34%	2.30%	2.03%	2.30%	2.29%	2.45%	1.98%	2.15%	2.16%
Direct prepaid	5.39%	5.96%	6.80%	6.47%	6.97%	6.76%	6.15%	7.47%	9.93%	7.36%	8.16%	8.20%

(1)	In the fourth quarter 2006, we changed our subscriber deactivation policy for post-paid subscribers to provide us additional time to retain subscribers who were subject to deactivation due to late payment. To effect this change, the subscriber base as of October 1, 2006 was increased by 436,000 subscribers. We adjusted our subscriber beginning balance so as to not increase our direct net subscriber additions or decrease the customer churn rates for the fourth quarter 2006 due to this policy change.
(2)	Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks, introduced in the fourth quarter 2006.
(3)	We calculate churn by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For accounts comprised of multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Post-paid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where we terminate the customer’s service due to a lack of payment or other reasons.
(4)	During the third quarter 2007, we implemented an additional churn rule to remove the impact of activations and deactivations occurring within 30 days in the same account. The new rule, which we believe presents a more precise churn calculation, reduced churn by 10 basis points to 2.3% in the third quarter 2007. The additional churn rule did not impact reported net additions or results of operations. Prior period churn figures have not been adjusted for this additional churn rule.

Wireless Subscriber Expectations

We are committed to both adding new subscribers and retaining existing subscribers in order to reverse the negative subscriber trends that we have experienced in recent years. We expect to improve our subscriber results by consistently improving the customer experience by focusing on value, simplicity and productivity.

We expect that both post-paid and total subscriber losses will improve in 2009 as compared to 2008. We believe this improvement will principally be driven by strengthening our brand through improving the customer experience as well as by the launch of our monthly prepaid nationwide unlimited plan on our iDEN network.

Our net subscriber losses during the past two years have significantly reduced our revenue, operating margin and cash flow. These effects will continue if we do not attract new subscribers and/or reduce our rate of churn. See “—Forward-Looking Statements” and “—Results of Operations—Segment Results of Operations—Wireless—Wireless Segment Earnings” below for a discussion of how our subscriber trends will impact our segment earnings trends.

Average Revenue per Subscriber

Below is a table showing our average revenue per post-paid and prepaid subscriber for the past twelve quarters.

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Average monthly service revenue per subscriber (1)
Direct post-paid	$62	$62	$61	$60	$59	$60	$59	$58	$56	$56	$56	$56
Direct prepaid	$36	$34	$33	$32	$32	$31	$30	$28	$29	$30	$31	$30

(1)	Average monthly service revenue per subscriber for the quarter is calculated by dividing our quarterly service revenue by the sum of our average number of subscribers for each month in the quarter. Changes in average monthly post-paid service revenue reflect subscribers who change rate plans, the level of voice and data usage during a quarter, the amount of service credits which we offer our subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Average monthly post-paid service revenue per subscriber was flat throughout 2008 as we improved the retention of our higher revenue subscribers and lessened the impact of rate plan migrations. These improvements have been offset by the decline in average monthly post-paid service revenue per iDEN subscriber. Our retention efforts have been focused on improving the customer experience, including, but not limited to, new Simply Everything bundled plans that provide unlimited voice, data, text and Direct Connect services; improved service levels from our customer care centers; and the new Ready Now program. The decline in average monthly post-paid service revenue per subscriber from 2007 and 2006 is primarily due to the loss of iDEN subscribers with higher priced service plans and the migration of iDEN subscribers to lower priced plans. Our average monthly service revenue in these periods also declined due to other reasons, the most significant of which is the number of service credits accepted by our subscribers on both networks, which increased due to our retention efforts. Average monthly prepaid service revenue per subscriber increased during the first, second and third quarters of 2008 due to higher access charges received from our Boost Unlimited users combined with more stable average revenue per subscriber from our traditional prepaid users. Average monthly prepaid service revenue per subscriber declined in the fourth quarter 2008 due to a decline in average revenue per subscriber from our traditional prepaid users. There is no assurance that average monthly service revenue per post-paid and prepaid subscribers will continue at these rates in the future.

Segment Earnings

Wireless segment earnings is primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our handsets, referred to as handset subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization, back office support and bad debt expense. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the growth in our subscriber base, but certain elements are fixed.

Wireline

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services to our Wireless segment, other communications companies and targeted business customers. These services include domestic and international data communications using various protocols, such as MPLS technologies, IP, asynchronous transfer mode, or ATM, frame relay, managed network services and voice services. Our IP services can also be combined with our wireless services. In addition, we provide IP and other services to cable MSOs that resell our local and long distance service and/or use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. Growth in voice services provided by cable MSOs is accelerating as consumers use cable MSOs as alternatives to local and long distance voice communications providers. We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we are converting most of our existing subscribers from ATM and frame relay to more advanced IP technologies, such as MPLS, Sprintlink Frame Relay and Sprintlink ATM, which will reduce our cost structure by moving toward one consolidated data platform that can provide converged services. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We also are taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with wholesale voice local and long distance services, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

Results of Operations

We present consolidated information as well as separate supplemental financial information for our two reportable segments: Wireless and Wireline. The disaggregated financial results for our two reportable segments have been prepared in a manner that is consistent with the basis and manner in which our chief executive officer evaluates segment performance and makes resource allocation decisions. Consequently, segment earnings is defined as wireless or wireline operating income (loss) before other segment expenses, such as depreciation, amortization, severance, exit costs, goodwill and asset impairments, other and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. See note 13 of the Notes to Consolidated Financial Statements for additional information on our segments. For reconciliations of segment earnings to operating income, the closest generally accepted accounting principles measure, see the tables set forth in “—Wireless” and “—Wireline” below. We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions, pricing is set using market rates.

Consolidated

The following table summarizes our consolidated results of operations.

	Year Ended December 31,
	2008(1)	2007(2)	2006(2) (3)
	(in millions)
Net operating revenues	$35,635	$40,146	$41,003
Goodwill impairment	963	29,649	—
(Loss) income from continuing operations	(2,796)	(29,444)	995
Discontinued operations, net	—	—	334
Net (loss) income	(2,796)	(29,444)	1,329

(1)	Our consolidated results of operations include the results of our next-generation wireless broadband network. That network was contributed to Clearwire in a transaction that closed on November 28, 2008. For further information on the Clearwire transaction, see note 3 of the Notes to Consolidated Financial Statements.
(2)	Our consolidated and wireless results include merged and acquired companies from either the date of merger/acquisition or the start of the month closest to the acquisition date. The results of merged and acquired companies are included as of the following dates: Enterprise Communications Partnership and Alamosa Holdings, Inc. from February 1, 2006; Nextel Partners and UbiquiTel Inc. from July 1, 2006 and Northern PCS Services, LLC from August 1, 2007. The results of Velocita Wireless Holding Corporation are included from the date of acquisition, March 1, 2006, through the date of sale, June 27, 2007.
(3)	On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our local wireline communications segment prior to the spin-off. As a result of the spin-off, we no longer own any interest in Embarq. The results of Embarq for periods prior to the spin-off are presented as discontinued operations.

Net operating revenues decreased about 11% in 2008 as compared to 2007, reflecting the decrease in revenues from our Wireless segment, principally due to the decrease in wireless service revenue, and decreased 2% in 2007 as compared to 2006, reflecting the decrease in revenues from our Wireless segment, principally due to the decrease in wireless equipment revenue. For additional information, see “—Segment Results of Operations” below.

Loss from continuing operations decreased to a loss of $2.8 billion in 2008, compared to a loss of $29.4 billion in 2007, primarily due to the 2007 goodwill impairment charge of $29.6 billion. Loss from continuing operations increased to a loss of $29.4 billion in 2007, as compared to income of $995 million in 2006, primarily due to the goodwill impairment charge of $29.6 billion. For additional information, see “—Segment Results of Operations” and “—Consolidated Information” below.

In 2008, we incurred a net loss of $2.8 billion as compared to a net loss of $29.4 billion in 2007, due to the reasons stated above. In 2007, we incurred a net loss of $29.4 billion as compared to net income of $1.3 billion in 2006, primarily due to the goodwill impairment charge of $29.6 billion and the absence of income from discontinued operations in 2007. For additional information, see “—Segment Results of Operations” and “—Consolidated Information” below.

Presented below are results of operations for our Wireless and Wireline segments, followed by a discussion of consolidated information.

Segment Results of Operations

Wireless

	Year Ended December 31,			Change from Previous Year
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	(in millions)
Service	$27,492	$31,044	$31,059	(11)%	0%
Wholesale, affiliate and other	943	1,061	870	(11)%	22%

Total services revenue	28,435	32,105	31,929	(11)%	1%
Cost of services(1)	(8,745)	(8,612)	(8,058)	2%	7%

Service gross margin	$19,690	$23,493	$23,871	(16)%	(2)%

Service gross margin percentage	69%	73%	75%
Equipment revenue	$1,992	$2,595	$3,172	(23)%	(18)%
Cost of products(1)	(4,859)	(5,023)	(4,927)	(3)%	2%

Equipment net subsidy	$(2,867)	$(2,428)	$(1,755)	18%	38%

Equipment net subsidy percentage	(144)%	(94)%	(55)%
Selling, general and administrative expense	$(10,047)	$(11,151)	$(10,438)	(10)%	7%
Wireless segment earnings	6,776	9,914	11,678	(32)%	(15)%
Merger and integration expenses(1)	(101)	(344)	(191)	(71)%	80%
Severance, exit costs, asset impairments and other, net(1)	(723)	(394)	(179)	NM	120%
Goodwill impairment(2)	(963)	(29,649)	—	NM	NM
Depreciation(1)	(5,356)	(5,085)	(5,232)	5%	(3)%
Amortization(1)	(2,440)	(3,310)	(3,854)	(26)%	(14)%
Wireless operating (loss) income	(2,807)	(28,868)	2,222	NM	NM

NM—Not Meaningful

(1)	Merger and integration expenses, severance, exit costs, goodwill and asset impairments and other, depreciation and amortization are discussed in the Consolidated Information section.
(2)	During 2008 and 2007, we recorded $963 million and $29.6 billion of non-cash goodwill impairment charges related to the Wireless segment, which is recorded as a component of operating income. Goodwill impairment is further discussed in the Consolidated Information section.

Service Revenue

Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees, net of service credits. Service revenue totaled $27.5 billion in 2008, $31.0 billion in 2007, and $31.1 billion in 2006.

The following is a summary of our average subscribers and average revenue per subscriber for the years ended December 31, 2008, 2007 and 2006. The number of subscribers impacts service revenues, cost of service and bad debt expense, as well as support costs, such as customer care and billing, which are included in general and administrative expenses.

	Year Ended December 31,			Change from Previous Year
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	(subscribers in thousands)
Average post-paid subscribers(1)(2)	38,752	41,454	40,319	(2,702)	1,135
Average prepaid subscribers	4,135	4,391	3,461	(256)	930

Average monthly service revenue per subscriber:
Direct post-paid	$56	$59	$61	$(3)	$(2)
Direct prepaid	30	30	33	—	(3)
Average direct post-paid and prepaid	53	56	59	(3)	(3)

(1)	Average subscribers represent the average number of direct subscribers included in our customer base during the period, including subscribers added through acquisitions, net of deactivated subscribers.
(2)	The average subscribers for the year ended December 31, 2007 are inclusive of 170,000 subscribers acquired through our 2007 acquisition of Northern PCS, compared to 4,156,000 subscribers acquired through our 2006 acquisitions of certain PCS Affiliates and Nextel Partners.
(3)	A summary of changes in net additions to subscribers and average monthly service revenue per subscriber since the first quarter 2006 may be found on pages 35 and 36.

Service revenues decreased $3.6 billion, or 11%, in 2008 as compared to 2007. Over half of the decline is due to a decrease in the average number of direct post-paid subscribers, and the remaining amount is due to a decline in average monthly service revenue per post-paid user.

As previously discussed in “—Overview—Wireless Service Revenue—Wireless Subscribers,” our net post-paid subscriber losses have principally been caused by our attracting fewer new subscribers on both the iDEN and CDMA networks in recent periods. See subscriber trends discussed in “—Wireless Segment Earnings” below for expected impact on future periods.

Over half of the decline in average monthly service revenue per post-paid subscriber in 2008, as compared to 2007, is due to the loss of iDEN subscribers with higher priced service plans and the migration of iDEN subscribers to lower priced plans. Our average monthly service revenue also declined due to other reasons, the most significant of which is the number of service credits accepted by our subscribers on both networks, which increased due to our retention efforts. See discussion of service revenue in “—Wireless Segment Earnings” below.

Service revenues decreased $15 million, or less than 1%, in 2007 as compared to 2006, due to a decrease of approximately $220 million in service revenue from our direct post-paid subscribers, offset by a net increase of approximately $205 million in service revenue from our prepaid subscribers. The decrease in post-paid service revenue was due primarily to a decline in average monthly service revenue per post-paid user, and was partially offset by an increase in revenue attributable to the increase in the average number of direct post-paid subscribers. The increase in prepaid service revenue was primarily due to an increase in the average number of direct prepaid subscribers, partially offset by a decline in average monthly service revenue per prepaid subscriber.

Wholesale, Affiliate and Other Revenue

Wholesale, affiliate and other revenues consist primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers and net revenues retained from wireless subscribers residing in PCS Affiliate territories. Wholesale, affiliate and other revenues decreased 11% in 2008 as compared to 2007 due to a decline in average monthly service revenue per wholesale subscriber. Wholesale, affiliate and other revenues increased 22% in 2007 as compared to 2006 primarily due to increases in our wholesale operators’ subscribers.

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

•	long distance costs paid to the Wireline segment;

•	costs to service and repair handsets;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as ringers, games, music, TV and navigation services by our subscribers.

Cost of services increased 2% in 2008 as compared to 2007, primarily reflecting increased costs relating to data and voice roaming outside of our networks and increased service and repair costs related to devices with increased functionality. In addition, backhaul costs, including usage of our wireline network, have increased primarily due to increased data usage by our subscribers and the expansion of EV-DO Rev. A in our network. These costs have been slightly offset by lower employee related and outside services costs.

Cost of services increased 7% in 2007 as compared to 2006 primarily due to increased network costs. Specifically we experienced increased roaming expenses, mainly from subscribers of our CDMA services, due to increased data and voice usage outside of our CDMA network. We also experienced an increase in the operational costs of our cell sites and switches, including increases in rent and fixed and variable interconnection costs due to the increase in usage, number of cell sites and related equipment in service.

Subsidy

We recognize equipment revenue and corresponding costs of handsets and accessories when title to the handset or accessory passes to the dealer or end-user customer. Our marketing plans assume that handsets typically will be sold at prices below our cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new handsets at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, we reduce the cost of handsets by any rebates that we earn from the supplier. Cost of handsets and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. Equipment costs in excess of the revenues generated from equipment sales (referred to in our industry as subsidy) as a percentage of equipment revenues increased to 144% in 2008 from 94% in 2007 and 55% in 2006. The increase in subsidy in 2008 as compared to 2007 is primarily due to:

•	a 23% decline in equipment revenue, primarily due to a decrease in the number of handsets sold, slightly offset by,

•

a 3% decrease in the cost of handsets and accessories, primarily due to a decrease in the number of handsets sold which was mostly offset by an increase in the average cost per handset sold as we continue to sell a greater number of higher priced units, including several new devices with increased functionality introduced during 2008.

The increase in subsidy in 2007 as compared to 2006 is primarily due to:

•

an 18% decline in equipment revenue, primarily due to a decrease in the average sales price of handsets due to more aggressive acquisition and retention handset pricing, which was only slightly offset by an increase in the number of handsets sold, and

•	a 2% increase in the cost of handsets and accessories due to the increase in the number of handsets sold and an increase in the average cost of the units sold.

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

Sales and marketing expense decreased 13% in 2008 from 2007 as compared to an increase of 9% in 2007 from 2006. The decline in sales and marketing expenses for the year ended December 31, 2008 is primarily attributable to our decline in gross subscriber additions and a decline in advertising expenses and labor related costs due to our cost reduction activities. During the year ended December 31, 2007, advertising expenses increased, as we promoted our brand in an effort to gain market share and build loyalty among existing subscribers. We also increased compensation of our post-paid third-party dealers for both new subscriber additions and upgrades.

General and administrative costs decreased 9% in 2008 from 2007 as compared to an increase of 5% in 2007 from 2006. The decline in general and administrative costs for the year ended December 31, 2008 is principally due to the decrease in bad debt expense and lower employee related costs, offset by an increase in customer care related costs. Bad debt expense was $632 million for the year ended December 31, 2008 representing a $264 million decline, as compared to the $262 million increase in 2007 to $896 million. Our improvement in bad debt expense is largely attributable to credit policies for new customers and customer care initiatives we launched in late 2007. Specifically, our ratio of subscribers with a prime credit rating to those with a subprime credit rating has continued to improve since December 31, 2007. We also have several customer care and collection activities designed to proactively contact subscribers to ensure they are on appropriate service plans based on their usage and to negotiate payment arrangements designed to help the customers through difficult financial times. As a result, we have noted a decrease in involuntary churn and the number of accounts written off. The increase in bad debt expense in 2007 was due to higher average write-offs per account due to a higher number of subscribers per account, increased add-a-phone activity, increased incidence of overages, increased fees related to data services and increased credit extended in early 2007 and 2006.

Wireless Segment Earnings

Wireless segment earnings decreased about $3.1 billion, or 32%, in 2008 from 2007 primarily due to the decline in wireless service revenue principally driven by net direct subscriber losses. Wireless segment earnings decreased about $1.8 billion, or 15%, in 2007 from 2006, primarily due to increases in costs to acquire our subscribers, lower equipment revenue, and increases in network and interconnection costs. Wireless segment earnings were $1.5 billion in the fourth quarter of 2008.

We expect to experience continued downward pressure on Wireless segment earnings and cash flow from operations until we can reverse our net direct subscriber losses described in “—Wireless Service Revenue.” Given the current economic environment and the difficulties the economic uncertainties create in forecasting, we are unable to say with assurance the expected effects of 2009 direct subscriber declines on our 2009 wireless service revenue. However, our actual 2008 direct subscriber losses of 5.1 million can be expected to cause 2009 service revenue to be approximately 6% lower than service revenues would have been had we not lost those subscribers. If we were to experience the same level of direct subscriber losses in 2009 as we did in 2008, direct subscriber losses would further reduce 2009 service revenue by approximately 5%.

We have also recently lowered the prices of certain handset devices and continue to make targeted investments to improve subscriber results, which may cause an increase in our equipment net subsidy, which could increase the overall cost to acquire and retain subscribers. Management is implementing a cost reduction program designed to decrease our cost structure by reducing our labor and other costs; however, we do not expect that the reduction in cash costs will offset the reduced cash expected from our service revenue declines in the near term. See “—Forward-Looking Statements.”

Wireline

	Year Ended December 31,			Change from Previous Year
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	(in millions)
Voice	$3,079	$3,509	$3,769	(12)%	(7)%
Data	959	1,210	1,432	(21)%	(16)%
Internet	2,148	1,575	1,143	36%	38%
Other	146	169	216	(14)%	(22)%

Total net services revenue	6,332	6,463	6,560	(2)%	(1)%
Costs of services and products	(4,192)	(4,446)	(4,491)	(6)%	(1)%

Service gross margin	$2,140	$2,017	$2,069	6%	(3)%

Service gross margin percentage	34%	31%	32%
Selling, general and administrative expense	$(965)	$(943)	$(1,078)	2%	(13)%
Wireline segment earnings	1,175	1,074	991	9%	8%
Severance, exit costs, asset impairments and other(1)	(66)	(42)	(31)	57%	35%
Depreciation and amortization(1)	(563)	(534)	(506)	5%	6%
Wireline operating income	546	498	454	10%	10%

(1)	Severance, exit costs, asset impairments and other, depreciation and amortization are discussed in the Consolidated Information section. Other expense includes charges associated with legal contingencies for the year ended December 31, 2007.

Voice Revenues

Voice revenues decreased 12% in 2008 as compared to 2007 and decreased 7% in 2007 as compared to 2006. The 2008 decrease was primarily driven by volume declines due to customer churn as well as overall price declines. The 2007 decrease was primarily a result of certain business subscribers that were transferred to Embarq as part of the spin-off in the second quarter 2006, as well as a decrease in our customer base and continued price declines. Also contributing to the decrease is the loss of conference line subscribers due to the final transition of those activities in the third quarter 2006 as part of the sale of that business.

Our retail business experienced a decrease in voice revenues of 17% in 2008 as compared to 2007, and a decrease of 22% in 2007 as compared to 2006. The 2008 decrease was driven by a combination of volume declines and rate declines given customer mix. The 2007 decrease was primarily due to the loss of accounts related to the Embarq spin-off, the sale of our conference line business and lower prices.

Voice revenues related to our wholesale business decreased 14% in 2008 as compared to 2007 and increased about 1% in 2007 as compared to 2006. The 2008 decrease reflected volume declines due to customer churn as well as overall price declines. Minute volume increases accounted for the 2007 increase, primarily as a result of our relationship with Embarq. We began providing wholesale long distance services to Embarq following the spin-off. Rate declines slightly offset the minute volume increase.

Voice revenues generated from the provision of services to the Wireless segment represented 26% of total voice revenues in 2008 as compared to 23% in 2007 and 17% in 2006.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased 21% in 2008 as compared to 2007 and decreased 16% in 2007 as compared to 2006 due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. These declines were partially offset by growth in IP revenues.

Data revenues generated from the provision of services to the Wireless segment represented 13% of total data revenue in 2008 as compared to 8% in 2007 and 5% in 2006.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased 36% in 2008 as compared to 2007 and increased 38% in 2007 as compared to 2006. The increases were due to higher IP revenues as business subscribers increasingly migrate to MPLS services, as well as revenue growth in our cable VoIP business, which experienced a 52% increase in 2008 as compared to 2007 and an 80% increase in 2007 as compared to 2006.

Internet revenues generated from the provision of services to the Wireless segment represented 9% of total Internet revenues in 2008 as compared to 5% in 2007 and 2% in 2006.

Other Revenues

Other revenues, which primarily consist of sales of customer premises equipment, or CPE, decreased 14% in 2008 as compared to 2007 and decreased 22% in 2007 as compared to 2006 as a result of fewer projects in 2008 and 2007.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased 6% in 2008 from 2007 and decreased 1% in 2007 from 2006. The decrease in 2008 is mainly due to improved access cost rates and declining volumes. The decrease in 2007 relates to decreased costs due to declining volumes and improved access cost rates in the retail business, partially offset by increased activity in the wholesale and cable VoIP businesses.

Service gross margin percentage decreased from 32% in 2006 to 31% in 2007 and then increased to 34% in 2008, primarily as a result of revenue growth in our cable VoIP business and improved access cost rates.

Selling, General and Administrative Expense

Selling, general and administrative expense increased 2% in 2008 as compared to 2007 and decreased 13% in 2007 as compared to 2006. The 2008 increase reflected the Vonage settlement in 2007, not present in 2008. The 2007 decline was due primarily to recognition of a license from Vonage covering the use of certain patents within our patent portfolio, as well as a reduction in employee headcount, reduced commissions as a result of the spin-off of Embarq and decreased customer care and billing expenses due to a smaller customer base. These declines were partially offset by increases in costs associated with cable VoIP support.

Selling, general and administrative expense includes charges for estimated bad debt expense. Each quarter we reassess our allowance for doubtful accounts based on customer-specific indicators, as well as historical trends and industry data, to ensure we are adequately reserved. In 2008, bad debt expense decreased by 13% due to less customer specific reserves.

Total selling, general and administrative expense as a percentage of net services revenues was 15% in 2008, 15% in 2007 and 16% in 2006.

Wireline Segment Earnings

Wireline segment earnings increased $101 million, or 9%, in 2008 from 2007 primarily due to an increase in Internet revenue, and a decrease in cost of services and products, partially offset by decreases in voice and data revenue. Wireline segment earnings increased $83 million, or 8%, in 2007 from 2006 primarily due to an increase in Internet revenue, and a decrease in selling, general and administrative expenses due to the recognition of the Vonage license, partially offset by decreases in voice and data revenue.

Consolidated Information

	Year Ended December 31,			Change from Previous Year
	2008	2007	2006	2008 vs 2007	2007 vs 2006
	(in millions)
Selling, general and administrative expenses	$(11,355)	$(12,673)	$(11,957)	(10)%	6%
Severance, exit costs and asset impairments	(817)	(440)	(207)	86%	113%
Goodwill impairment	(963)	(29,649)	—	NM	NM
Depreciation	(5,953)	(5,621)	(5,738)	6%	(2)%
Amortization	(2,443)	(3,312)	(3,854)	(26)%	(14)%
Interest expense	(1,362)	(1,433)	(1,533)	(5)%	(7)%
Interest income	97	151	301	(36)%	(50)%
Equity in losses of unconsolidated affiliates and other, net	(129)	(6)	26	NM	NM
Realized (loss) gain on sale or exchange of investments	(24)	253	205	NM	23%
Income tax benefit (expense)	1,264	331	(488)	NM	NM
Discontinued operations, net	—	—	334	NM	(100)%
Net (loss) income	(2,796)	(29,444)	1,329	NM	NM

NM—Not Meaningful

Selling, General and Administrative Expenses

Selling, general and administrative expenses are primarily allocated at the segment level and are discussed in the segment earnings discussions above. The selling, general and administrative expenses related to the Wireless segment were $10.0 billion in 2008, $11.2 billion in 2007 and $10.4 billion in 2006. The selling, general and administrative expenses related to the Wireline segment were $965 million in 2008, $943 million in 2007 and $1.1 billion in 2006.

In addition to the selling, general and administrative expenses discussed in the segment earnings, we incurred corporate general and administrative expenses of $278 million in 2008, $359 million in 2007 and $246 million in 2006, including certain merger and integration expenses of $29 million in 2008, $172 million in

2007 and $222 million in 2006 as discussed in “—Merger and Integration Expenses” below. Also included in corporate general and administrative expenses are expenses of $249 million in 2008 and $189 million in 2007 related to our development of a next-generation broadband wireless network. As we contributed the assets related to this effort to Clearwire on November 28, 2008, we will not incur similar expenses in future periods.

Merger and Integration Expenses

We incurred $130 million of merger and integration expenses in 2008, $516 million in 2007 and $413 million in 2006, of which $101 million, $344 million and $191 million are included in our Wireless segment for 2008, 2007 and 2006, respectively, as the expenses are solely and directly attributable to that segment. These expenses are generally classified as selling, general and administrative and cost of products as appropriate on our consolidated statement of operations. Merger and integration expenses that are not solely and directly attributable to the Wireless segment are included in our Corporate segment and are classified as selling, general and administrative expenses. Merger and integration expenses decreased in 2008 as compared to 2007 as we did not incur these costs in the second half of the year. Merger and integration expenses increased in 2007 as compared to 2006, primarily due to costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks.

Severance, Exit Costs and Asset Impairments

We had severance, exit costs and asset impairments of $817 million in 2008 as compared to $440 million for 2007 and $207 million for 2006.

We recorded severance and exit costs of $355 million in 2008 related to the separation of employees and continued organizational realignment initiatives. We recorded severance and exit costs of $277 million in 2007 related to the separation of employees, exit costs primarily associated with the sale of Velocita Wireless and continued organizational realignment initiatives associated with the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions. In 2006, we recorded $138 million in severance and exit costs primarily related to our realignment initiatives associated with the Sprint-Nextel merger and integration initiatives.

In 2008, we recorded asset impairments of $435 million primarily related to cell site development costs and network asset equipment no longer necessary for management’s strategic plans. In addition, we also recorded losses on disposition of assets of $27 million in 2008. During 2007, we had asset impairments of $163 million, which related to the write-off of network assets, including site development costs, the loss on the sale of Velocita Wireless, and the closing of retail stores due to integration activities. We wrote off $69 million of assets in 2006 primarily related to software asset impairments.

Goodwill Impairment

During the fourth quarters 2008 and 2007, we performed our annual goodwill analyses and recorded non-cash goodwill impairment charges of $963 million and $29.649 billion, respectively. Refer to note 4 of the Notes to Consolidated Financial Statements.

Depreciation and Amortization Expense

Depreciation expense increased 6% in 2008 from 2007, primarily due to increases to our in service network assets. These increases were partially offset by certain assets becoming fully depreciated and the impact of our annual review of depreciation rates and lives completed in the first quarter 2008. These rate changes were primarily related to net changes in the remaining service lives of assets primarily in the CDMA network. The impact of these changes reduced annual depreciation expense by about $135 million, including $105 million in the Wireless segment and about $30 million in the Wireline segment.

Depreciation expense in 2007 declined 2% as compared to 2006. The 2007 depreciation expense includes about a $400 million decrease related to depreciation rate changes with respect to our CDMA and Wireline networks assets, resulting from our 2007 depreciable lives study. These rate changes are primarily related to net changes in the remaining service lives of certain assets. The decreases resulting from the depreciation rate changes were fully offset by normal additions to our network asset base.

Amortization expense declined 26% in 2008 from 2007 and declined 14% in 2007 from 2006, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. See note 4 to the Notes to Consolidated Financial Statements for additional information regarding our definite lived intangible assets.

Interest Expense

Interest expense decreased $71 million in 2008 as compared to 2007, due to the reduction in our average effective interest rates. This was partially offset by the increase in the average long-term debt balance. The effective interest rate on our average long-term debt balance of $22.9 billion in 2008 was 6.6%. The effective interest rate on our average long-term debt balance of $21.8 billion in 2007 was 6.9%. Interest expense in 2007 decreased 7% as compared to 2006, primarily reflecting the reduction in our average debt balance. The effective interest rate on our average long-term debt balance of $21.8 billion in 2007 was 6.9%, unchanged from 2006 on an average long-term debt balance of $23.2 billion.

Interest Income

Interest income includes interest earned on marketable debt securities and cash equivalents. Interest income decreased $54 million in 2008 as compared to 2007, primarily due to the lower interest rates and the one-time interest income on income taxes recorded in 2007 of $31 million. In 2007, interest income decreased 50%, as compared to 2006, primarily due to a decrease in the average temporary cash investments balance.

Equity in Losses of Unconsolidated Affiliates and Other, Net

This item consists mainly of our losses from our equity method investments, gain/loss on early retirement of debt and other miscellaneous income/expense.

Realized (Loss) Gain on Sale or Exchange of Investments

During 2008, we recognized loss on investments of $24 million, primarily due to the impairment of our investment in Nextwave. In 2007, we recognized a gain from the sale of investments of $253 million, primarily due to a pre-tax gain of $240 million related to the sale of a portion of our equity interest in Virgin Mobile USA, LLC, or VMU. See note 3 of the Notes to Consolidated Financial Statements for more information. During 2006, we recognized a gain from the sale of investments of $205 million, primarily due to $433 million of gains on the sales of our investment in NII Holdings, Inc., partially offset by a loss of $274 million from the change in fair value of an option contract associated with our investment in NII Holdings, as described in note 10 of the Notes to Consolidated Financial Statements.

Income Tax Benefit (Expense)

Our consolidated effective tax rates were 31.1% in 2008, 1.1% in 2007 and 32.9% in 2006. The 2008 and 2007 effective tax rates were impacted by $794 million of the $963 million non-cash impairment charge in 2008 and $29.3 billion of the $29.6 billion non-cash impairment charge in 2007 related to goodwill as substantially all of the charges are not separately deductible for tax purposes. Information regarding the items that caused the effective income tax rates to vary from the statutory federal rate for income taxes related to continuing operations can be found in note 9 of the Notes to Consolidated Financial Statements.

Discontinued Operations, Net

Discontinued operations reflect the results of our previously held Local segment from January 1 through May 17, 2006, the date of the Embarq spin-off. Additional information regarding our discontinued operations can be found in note 16 of the Notes to Consolidated Financial Statements.

Net (Loss) Income

We recorded a net loss of $2.8 billion in 2008 compared to a net loss of $29.4 billion in 2007. Our 2008 net loss was primarily due to decreases in our Wireless segment revenue, the goodwill impairment charge of $963 million and the asset impairment charge of $435 million that we recorded in 2008, while the 2007 net loss was principally due to a one time non-cash goodwill impairment charge in our Wireless segment and a decline in the performance of the Wireless segment. We recorded net income of $1.3 billion in 2006 primarily due to increased revenue in our Wireless segment resulting from the Sprint-Nextel merger and the PCS Affiliate and Nextel Partners acquisitions.

We expect downward pressure on our consolidated results of operations in the near term caused principally by the expected decline in Wireless segment earnings and severance costs associated with our work force reduction announced in January 2009. See “—Forward-Looking Statements.”

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

Revenue Recognition and Allowance for Doubtful Accounts Policies

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales, revenues from wholesale operators and PCS Affiliates, as well as local and long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, directory assistance and operator-assisted calling and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each bill cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Subscriber revenue earned but not billed represented about 12% of our accounts receivable balance as of December 31, 2008.

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to large wireless and wireline subscribers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, estimated proceeds from future bad debt sales and other qualitative considerations, including macro-economic factors. The accounting estimates related to the recognition of revenue require us to make assumptions about future billing adjustments for disputes with subscribers, unauthorized usage, and future returns and mail-in rebates on handset sales. The allowance amounts recorded represent our best estimate of future outcomes; to the extent that our actual experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. Any resulting adjustments would change the net accounts receivable reported on our consolidated balance sheet, and bad debt expense, in the case of estimates related to doubtful accounts, or revenue, in the case of estimates related to other allowances, reported in our results of operations in future periods. For example, if our allowance for doubtful accounts estimate were to change by 10%, it would result in a corresponding change in bad debt expense of about $26 million for the Wireless segment and $1 million for the Wireline segment.

Device and Accessory Inventory

Inventories of handsets and accessories in the Wireless segment are stated at the lower of cost or market. We determine cost by the first-in, first-out method. Handset costs and related revenues generated from handset sales, or handset subsidies, are recognized at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is made at the point of sale and/or because we expect to recover the handset subsidies through service revenues.

As of December 31, 2008, we held $528 million of inventory. We analyze the realizable value of our handset and other inventory on a quarterly basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If our assessments regarding the above factors change, we may be required to sell handsets at a higher subsidy or potentially record expense in future periods prior to the point of sale to the extent that we expect that we will be unable to sell handsets with a service contract.

Other-than-temporary Impairment of Investments and Marketable Securities

We hold a portfolio of investments that include marketable and non-marketable debt and equity securities. We evaluate such investments for other-than-temporary impairment on a quarterly basis. Other-than-temporary impairment occurs when the fair value of an investment is below our carrying value, and we determine that difference is not recoverable in the near future. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; our ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer, specific events, and other factors. Our assessment that an investment is not other-than-temporarily impaired could change in the future due to changes in facts and circumstances.

Our only material investment is our $3.9 billion investment in Clearwire, which we have held since we closed our transaction with Clearwire on November 28, 2008. Our book value per share in Clearwire was $10.65 per share at year-end, as compared to the year-end Clearwire stock price of $4.93, and the stock price has continued to decline subsequent to the balance sheet date. As further discussed in note 3 of the Notes to Consolidated Financial Statements, we have concluded as of December 31, 2008 that the decline is temporary and the stock price is expected to recover in the near future.

We will continue to evaluate our investment in Clearwire every quarter and update our conclusions based upon the facts and circumstances in place at that time. If such facts and circumstance change, for example if Clearwire’s stock price continues to remain at a depressed level for a longer duration of time, it is possible that we may record an impairment in future periods on this investment that could be material to our results of operations and financial condition.

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

Property, plant and equipment represented $22.4 billion of our $58.3 billion in total assets as of December 31, 2008. We generally calculate depreciation on these assets using the straight-line method based on estimated economic useful lives as follows:

Long-lived Assets	Estimated Useful Life	Average Useful Life
Buildings and improvements	3 to 30 years	12 years
Network equipment, site costs and software	3 to 30 years	8 years
Non-network internal use software, office equipment and other	3 to 12 years	4 years

We calculate depreciation on certain of our assets using the group life method. Accordingly, ordinary asset retirements and disposals on those assets are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with non-monetary exchanges and asset retirements or disposals on non-network equipment are recorded within asset impairments in the consolidated statements of operations.

Since changes in technology or in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we perform annual studies to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution, to calculate the remaining life of our asset base. When these factors indicate that an asset’s useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life.

During the first quarter 2008, we implemented depreciation rate and life changes with respect to certain assets that comprise the wireless and wireline networks resulting from our annual depreciable lives study. These revised rates reflected both changes in the useful life estimates of certain of our asset groups and adjustments to our accumulated depreciation accounts under the group life depreciation method. The reduced expense associated with the depreciation rate and life changes resulted in an approximately $135 million reduction, or $0.03 per share savings, net of tax, in the net loss for the year ended December 31, 2008. In addition to performing our annual study, we also continue to assess the estimated useful life and future strategic plans of our wireless and wireline network assets, which had a net carrying value of $14.5 billion and $2.3 billion, respectively, as of December 31, 2008. A reduction in our estimate of the useful lives of those network assets would cause increased depreciation charges in future periods that could be material. For example, a 10% reduction in the remaining weighted average useful lives of the network assets would increase annual wireless and wireline depreciation expense by about $500 million and $50 million, respectively. In conjunction with our fourth quarter 2008 annual goodwill impairment review, we re-assessed the remaining useful lives of our long-lived assets and concluded they were appropriate.

Intangible assets with definite useful lives represented $3.6 billion of our $58.3 billion in total assets as of December 31, 2008. Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of certain PCS Affiliates and Nextel Partners, which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect trade names, which are being amortized over ten years on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively. For example, we review certain trends such as subscriber churn, average revenue per subscriber, revenue, our future plans regarding our networks and changes in marketing strategies, among others. Significant changes in certain trends may cause us to adjust, on a prospective basis, the remaining estimated life of certain of our definite lived intangible assets. For additional information, refer to note 4 of the Notes to Consolidated Financial Statements.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determine our long-lived asset groups based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of wireless and wireline, and the wireless asset group currently includes our intangible assets and our wireless property, plant and equipment.

Indicators of impairment for our asset groups include, but are not limited to, a sustained significant decrease in the market price of, or the cash flows expected to be derived from, the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the estimated fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability.

In conjunction with our 2008 and 2007 annual assessments of goodwill for impairment, we performed a recoverability test of the wireless long-lived assets. The future cash flows used in the recoverability test included cash flow projections from our wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the sale of FCC licenses, trade names and customer relationships. In both the 2008 and 2007 assessments of long-lived assets, the estimated undiscounted future cash flows of the wireless asset group exceeded its book value and, as a result, no impairment charge was recorded. While the estimated difference in 2008 is significant, it is less than the difference calculated in 2007 due to expected lower future cash flows from our wireless operations. If we continue to have operational challenges, including obtaining and retaining subscribers, our future cash flows may not be sufficient to recover the carrying value of our wireless asset group and we could record asset impairments that are material to our consolidated results of operations and financial condition.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our business, including network equipment, cell site development costs and software in development, to determine if an impairment charge is required. Network equipment and cell site development costs are impaired whenever events or changes in circumstances cause us to conclude the assets are no longer needed to meet management’s strategic network plans and will not be deployed. Software development costs are impaired when it is no longer probable that the software project will be deployed. We also periodically assess network equipment that has been removed from the network to determine if an impairment is required. The substantial majority of our $435 million of asset impairments in 2008 related to such assessments. If we continue to have challenges retaining subscribers and as we continue to assess the impact of rebanding the iDEN network, management may conclude in future periods that certain CDMA and iDEN assets will never be either deployed or redeployed, in which case we would recognize a non-cash impairment that could be material to our consolidated financial statements.

Valuation and Recoverability of Goodwill and Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives represented $19.3 billion of our $58.3 billion in total assets as of December 31, 2008. We have identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our previously recorded goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We review our goodwill, which was solely related to our wireless reporting unit, and other indefinite lived intangibles annually in the fourth quarter for impairment, or more frequently if indicators of impairment exist. We continually assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements.

When required, we first test goodwill for impairment by comparing the estimated fair value of our wireless reporting unit with its net book value. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not deemed to be impaired, and no further testing would be necessary. If the net book value of our wireless reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment loss, we determine the implied fair value of goodwill in the same manner as if our wireless reporting unit were being acquired in a business combination. Specifically, we allocate the estimated fair value of the wireless reporting unit to all of the assets and liabilities of that reporting unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill on our consolidated balance sheet, we record an impairment charge for the difference. The valuation analyses used in our estimate of fair value utilize both income and market approaches as described below:

•

Income Approach: To determine its estimated fair value, we discount the expected cash flows of the wireless reporting unit. We estimate our future cash flows after considering current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions; and the availability of necessary technology, network infrastructure, handsets and other devices. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our wireless operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use estimated operating income before depreciation and amortization in the final year of our model, adjust it to estimate a normalized cash flow, apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our wireless reporting unit using several market-based approaches, including the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of the estimated fair value of the wireless reporting unit and other assets and liabilities within the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, or OIBDA, and capital expenditures forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit, as well as the fair values of the corresponding assets and liabilities within the wireless reporting unit, for reasonableness.

The allocation of the estimated fair value of the wireless reporting unit to individual assets and liabilities within the wireless reporting unit also requires us to make significant estimates and assumptions. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, customer relationships, FCC licenses, trademarks and current replacement costs for certain property, plant and equipment.

In fourth quarter 2008, we impaired the remaining $963 million of our goodwill. Refer to note 4 of the Notes to the Consolidated Financial Statements.

When required, we test other indefinite lived intangibles for impairment by comparing the asset’s respective carrying value to estimates of fair value, determined using the direct value method. Our FCC licenses were combined into two units of accounting, which consisted of our 800 MHz, 900 MHz and 1.9 GHz bands as one unit of accounting and our 2.5 GHz band as another unit of accounting. Our licenses in the 2.5 GHz band were subsequently contributed to Clearwire on November 28, 2008; accordingly, we will only have one unit of accounting in future analyses.

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

We carried an income tax valuation allowance of $711 million as of December 31, 2008. This amount includes a valuation allowance of $473 million for the total tax benefits related to loss carryforwards, subject to utilization restrictions, acquired in connection with certain acquisitions. The remainder of the valuation allowance relates to tax credits and state net operating loss carryforwards. Within our total valuation allowance, we had $95 million related to separate company state net operating losses incurred by our subsidiaries after we acquired them. The valuation allowance was provided on these separate company state net operating loss benefits since these subsidiaries do not have a sufficient history of taxable income. Current analyses of cumulative historical income and qualitative factors indicate that the valuation allowance continues to be appropriate, meaning that we currently believe it is more likely than not that we will not realize such tax benefits in the future. We will continue to monitor these analyses and factors in future periods and may adjust the valuation allowance based on the facts and circumstances existing in future periods.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes, on January 1, 2007. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated based on the facts, circumstances and information available. We are also required to assess at each annual reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 9 of the Notes to Consolidated Financial Statements for additional information regarding FIN 48. The total unrecognized tax benefits decreased by $205 million during 2008. This reduction was principally attributable to income tax settlements and lapses of statute of limitations in various tax jurisdictions. As these uncertain tax benefits were originally acquired in purchase business combinations, other non-current intangible assets were reduced.

The various IRS and state income tax reviews disclosed in note 9 of the Notes to Consolidated Financial Statements continue to progress and we expect that certain of these may be completed in the next twelve months. Based on our current knowledge of the examinations, administrative reviews and appellate processes, we believe it is reasonably possible many of our uncertain tax positions could be resolved during the next twelve months which could result in a reduction of up to approximately $200 million in our unrecognized tax benefits. Any changes to the unrecognized tax benefits made after December 31, 2008 will impact tax expense, including those changes related to acquired income tax uncertainties from prior business combinations, except for qualified measurement period adjustments.

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

Significant New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this statement could have a material impact on us with respect to business combinations completed after the effective date. Such significant changes include, but are not limited, to the acquirer recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs being expensed rather than included as part of the purchase price allocation process. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the statement’s effective date, will generally be recognized in earnings.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for a deconsolidation of a subsidiary. SFAS No. 160 is effective for our quarterly reporting period ending March 31, 2009. If we were to enter into an arrangement after the effective date of the standard where we are required to consolidate a noncontrolling interest, we would report the noncontrolling interest’s equity as a component of our shareholders’ equity in our consolidated balance sheet and report the component of net income or loss and comprehensive income or loss attributable to the noncontrolling interest separately. While certain changes in ownership interests will be treated as equity transactions under the new standard, a gain or loss recognized upon loss of control of a subsidiary will be recognized in the consolidated statement of operations. This practice differs from our current policy of recognizing such gains or losses as a component of equity. In addition, the amount of gain or loss is measured using the fair value of the noncontrolling interest at the date control ceases.

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

Financial Condition

Our consolidated assets were $58.3 billion as of December 31, 2008, which included $22.9 billion of intangible assets, and $64.3 billion as of December 31, 2007, which included $28.1 billion of intangible assets. The decrease in our consolidated assets was primarily a result of the amortization of $2.4 billion related to our definite lived intangible assets, goodwill impairment of $963 million, decrease in accounts receivable balances of $835 million mainly due to declining revenues, decrease in our device and access inventory of $410 million reflecting management’s decision to lower inventory levels and the decrease in our deferred tax assets of $354 million. Our consolidated liabilities were $38.6 billion as of December 31, 2008 and $42.2 billion as of December 31, 2007. The decrease in our consolidated liabilities was primarily as a result of a $1.8 billion decrease in our accounts payable, accrued expenses and other current liabilities as a result of a reduction in our obligations relating to capital expenditures, inventory and other items, reflecting lower levels of purchasing activity in the business, a decrease in our deferred tax liabilities of $1.5 billion, and a net decrease in our debt, financing and capital lease obligations of $520 million. See “—Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of our business segments. This responsibility includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding the timing and amount of capital expenditures.

Cash Flow

	Year Ended December 31,			Change
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
	(in millions)
Cash provided by operating activities	$6,179	$9,245	$10,958	(33)%	(16)%
Cash used in investing activities	(4,250)	(6,377)	(11,392)	(33)%	(44)%
Cash used in financing activities	(484)	(2,668)	(6,423)	(82)%	(58)%

At December 31, 2008, cash and cash equivalents were $3.7 billion as compared to $2.2 billion as of December 31, 2007.

Operating Activities

Net cash provided by operating activities of $6.2 billion in 2008 decreased $3.1 billion from 2007, primarily due to a $3.8 billion decrease in cash received from our subscribers as a result of declining service revenues from our post-paid subscribers. This was offset by a decrease of $1.2 billion in cash paid to our suppliers and employees.

Net cash provided by operating activities of $9.2 billion in 2007 decreased $1.7 billion from 2006 reflecting a decline in our earnings, primarily due to a decrease in cash flows from discontinued operations of $903 million, a decrease in cash received from subscribers of $779 million primarily due to a decrease in service revenues as we experienced lower average monthly service revenue per subscriber in 2007, an increase in cash paid to our suppliers and employees of $285 million, and a decrease in interest received of $151 million due to a decrease in average commercial paper and temporary cash balances held during the year offset by a decrease of $311 million in cash paid for interest on debt due to the retirement of debt and cash paid for taxes.

Net cash provided by operating activities for both 2008 and 2007 is net of cash used for operating activities of approximately $300 million that related to our operations that were contributed to Clearwire.

Investing Activities

Net cash used in investing activities for 2008 decreased by $2.1 billion from 2007, primarily due to the decrease in capital expenditures of $2.4 billion in 2008 as compared to 2007 mainly due to lower number of cell sites built in 2008, reduced capacity needs, fewer IT projects as well as substantial completion in 2007 of various initiatives that were undertaken in our Wireless segment, an increase in the proceeds from sales and maturities of marketable securities of $189 million and a decrease in the purchase of marketable securities of $143 million in 2008 compared to 2007. Net cash used in investing activities for 2008 was also impacted by the proceeds of $213 million that we received from Clearwire as partial reimbursement of the financing that we provided in 2008 to our 4G wireless broadband business. In addition, we used $287 million in 2007 to acquire Northern PCS, a PCS Affiliate. These decreases were partially offset by the $866 million in cash collateral received from our securities loan agreements in 2007 and the decrease in net sales of our investments of $317 million. The $866 million in cash received from our securities loan agreements is fully offset during 2007 by cash used to pay off our securities loan agreement as described in the “—Financing Activities” section below.

Net cash used in investing activities of $6.4 billion decreased $5.0 billion from 2006 primarily due to a $10.2 billion decrease in cash paid for acquisitions in 2007 as compared to 2006 when we acquired Alamosa Holdings, UbiquiTel, Velocita Wireless, Enterprise Communications and Nextel Partners for $10.5 billion compared to $287 million that we paid for the acquisition of Northern PCS in 2007. Net cash used in investing activities for 2007 also decreased due to a $1.2 billion decrease in capital expenditures from 2006 due to fewer cell sites, capacity modifications and inventory reductions in our Wireless segment and decreased investment in transport and switching equipment related to voice and cable subscribers, and the collateral of $866 million in cash received back from our securities loan agreements in 2007, compared to $866 million used to collaterize securities loan agreements in 2006. This was offset by a net decrease in proceeds from sale and maturities of marketable securities, investments and assets net of purchases of $1.8 billion, and $6.3 billion in proceeds received in 2006 in connection with the spin-off of our Local segment, including $1.8 billion received from Embarq at the time of the spin-off and proceeds from the sale of Embarq notes of $4.4 billion.

Net cash used in investing activities for 2008 and 2007 include expenditures of approximately $600 million and $700 million, respectively, related to capital assets and FCC licenses that were contributed to Clearwire.

Financing Activities

Net cash used in financing activities was $484 million during 2008 as compared to net cash used in financing activities of $2.7 billion in 2007. Year-to-date activities as of December 31, 2008 include the draw down of $2.5 billion under our revolving bank credit facility in February 2008 and the net proceeds from the financing obligation with TowerCo Acquisition LLC in September 2008 of $645 million, offset by the early redemption of $1.25 billion of our senior notes in June 2008, the extinguishment in September 2008 of $235 million of US Unwired Inc.’s 10% Second Priority Senior Secured Notes due 2012, the extinguishment in September 2008 of $250 million of Alamosa (Delaware), Inc.’s 8.5% Senior Notes due 2012, the repayment of $1.5 billion of our revolving bank credit facility in the third and fourth quarters of 2008 and net maturities of commercial paper of $379 million.

Net cash used in financing activities of $2.7 billion during 2007 decreased $3.8 billion compared to 2006, primarily due to a decrease in cash used for debt and credit facility payments of $6.7 billion. In 2007, we made principal and debt repayments of $1.4 billion compared to payments in 2006 of $4.3 billion in payments and retirements related to our senior notes and capital lease obligations, $3.2 billion related to the retirement of our term loan and $500 million to retire the Nextel Partners credit facility offset by $135 million in net maturities of commercial paper in 2007 compared to net issuances of $514 million in 2006, payment of $866 million in 2007 to settle collaterized borrowings compared to proceeds of $866 million received from securities loan agreements in 2006 and proceeds of $1.5 billion in 2007, including $750 million from our unsecured loan agreement with Export Development Canada and $750 million in principal from the sale of floating rate notes due 2010 compared to proceeds of $2.0 billion in principal amount of 6.0% senior serial redeemable notes received in 2006 that are due in 2016.

Pursuant to our share repurchase program, we repurchased about 87 million of our common shares for $1.8 billion in 2007 compared to 98 million of our common shares repurchased in 2006 for $1.6 billion. We received $57 million, $344 million and $405 million in 2008, 2007 and 2006, respectively in proceeds from common share issuances, primarily resulting from exercises of employee options. We paid cash dividends of $286 million in 2007 compared to $296 million in 2006. During 2006, we used $247 million to retire our Seventh series redeemable preferred shares.

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

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our segment operations;

•	capital expenditures, particularly with respect to the capacity and upgrading of our wireless networks and the deployment of new technologies in our networks;

•	scheduled debt service requirements;

•	amounts required to be expended in connection with the Report and Order;

•	certain costs of compliance with regulatory mandates; and

•	other general corporate expenditures.

Liquidity

As of December 31, 2008, our cash and cash equivalents and marketable securities totaled $3.7 billion. We depend on these funds as well as cash provided by operating activities and cash available under our revolving bank credit facility to satisfy our liquidity needs. Our revolving bank credit facility expires in December 2010.

In February 2008, we drew down $2.5 billion under our revolving bank credit facility. The proceeds were used to repay $1.7 billion in senior notes during the second and third quarters of 2008 and $1.5 billion of our revolving bank credit facility in the third and fourth quarters of 2008. In April 2008, we repaid in full all outstanding amounts under our commercial paper program, which we subsequently terminated.

On November 3, 2008, we entered into an agreement to amend the terms and conditions of our revolving bank credit facility giving us greater flexibility regarding our financial covenants. Pursuant to the amendment, the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges increased from no more than 3.5 to 1.0 to no more than 4.25 to 1.0. As of December 31, 2008, the ratio was 3.0 to 1.0. The new terms of the revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate, or LIBOR, plus a margin of between 2.50% and 3.00%, depending on our debt ratings. The interest rate prior to the amendment was LIBOR plus a margin of 0.75%. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. Under this revolving bank credit facility, we may not pay cash dividends unless our ratio of total indebtedness is less than 2.5 to 1.0. In addition, the amendment reduced the revolving bank credit facility from $6.0 billion to $4.5 billion. We also reduced the outstanding loan balance from $2.0 billion to $1.0 billion. As of December 31, 2008, we had $2.1 billion in letters of credit, including a $2.0 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, outstanding under our $4.5 billion revolving bank credit facility. As a result of the outstanding borrowings under the revolving bank credit facility and the outstanding letters of credit, each of which directly impacts the availability of the revolving bank credit facility, we had $1.4 billion of borrowing capacity available under our revolving bank credit facility as of December 31, 2008.

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

All three agencies rate our senior unsecured debt below investment grade. On May 1, 2008, Standard & Poor’s lowered our rating to BB. They rate our outlook as stable. On December 10, 2008, Moody’s Investors Service lowered our rating to Ba2. At the same time, they raised our amended bank credit facility rating to Baa2. They rate our outlook as negative. On February 19, 2009, Fitch Ratings lowered our rating to BB. They rate our outlook as negative. Downgrades of our current ratings to below investment grade do not accelerate scheduled principal payments of our existing debt; however, downgrades may cause us to incur higher interest costs on our borrowings and could negatively impact our access to the public capital markets.

As of December 31, 2008, we had working capital of $2.1 billion compared to a working capital deficit of $441 million as of December 31, 2007, with the change primarily due to the reduction in our current liabilities. In addition, during 2008, we reclassified approximately $350 million in deferred tax assets out of working capital due to the anticipated timing of the realization of those deferred tax benefits. This reclassification reduced our long-term deferred tax liabilities and our current deferred tax assets. In light of conditions in our business and financial markets, we decided in early 2008 that we will not pay dividends for the foreseeable future. In addition, under our amended bank credit facility, we are currently restricted from paying any cash dividends as a result of our ratio of total indebtedness as described above.

Future Outlook

We are committed to both adding new and retaining our wireless subscribers in order to reverse the negative subscriber trends that we have experienced in recent periods. These subscriber losses have and will further decrease our earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, as defined by our revolving bank credit facility. Management is implementing a cost reduction program designed to decrease our cost structure by reducing our labor and other costs; however we do not expect that the reduction in cash costs will offset the reduced cash expected from our service revenue declines described above. See “—Forward-Looking Statements.”

Our decline in adjusted EBITDA has also caused the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges to increase. We currently expect to remain in compliance with our covenants and expect to be able to meet our debt service requirements through at least the end of 2010, although there can be no assurance that we will do so. Although we expect to improve our subscriber results, if we do not execute as planned, depending on the severity of the actual subscriber results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.

Specifically, we expect to be able to meet our currently identified funding needs for at least the next 12 months by using:

•	our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand; and/or

•	any remaining borrowing capacity available under our revolving bank credit facility.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•

any contributions we may make to our pension plan, which has been negatively impacted by the high degree of volatility in the global financial markets experienced during the year ended December 31, 2008;

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

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash and cash equivalents on hand and borrowings available under our existing revolving credit facility. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs.

Our ability to fund our capital needs from outside sources is ultimately affected by the overall capacity and terms of the banking and securities markets. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable cost of capital.

We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this report.

Future Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of contractual payments for our most significant contractual obligations as of December 31, 2008. The information in the table reflects future unconditional payments and is based upon, among other things, the terms of the relevant agreements, appropriate classification of items under generally accepted accounting principles, or GAAP, currently in effect and certain assumptions, such as future interest rates. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “—Forward-Looking Statements.”

Future Contractual Obligations	Total	2009	2010	2011	2012	2013	2014 and thereafter
	(in millions)
Senior notes, bank credit facilities and debentures(1)	$33,812	$1,999	$3,717	$2,869	$3,801	$2,417	$19,009
Capital leases and financing obligation(2)	1,964	86	83	77	79	82	1,557
Operating leases(3)	17,878	1,732	1,741	1,595	1,469	1,338	10,003
Purchase orders and other commitments(4)	10,548	6,315	1,816	974	663	519	261

Total	$64,202	$10,132	$7,357	$5,515	$6,012	$4,356	$30,830

(1)	Includes principal and estimated interest payments. Interest payments are based on management’s expectations for future interest rates.
(2)	Represents capital lease payments including interest and the TowerCo financing obligation.
(3)	Includes future lease costs related to cell and switch sites, real estate, network equipment and office space.
(4)	Includes service, spectrum, network capacity and other executory contracts. Excludes blanket purchase orders in the amount of $536 million. See below for further discussion.

“Purchase orders and other commitments” include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include agreements for access and backhaul and customer billing services, advertising services and contracts related to information technology and customer care outsourcing arrangements. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes about $536 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments.

The table above does not include remaining costs to be paid in connection with the fulfillment of our obligation under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. The total minimum cash obligation for the Report and Order is $2.8 billion. From the inception of the program through December 31, 2008, we have incurred approximately $1.8 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.2 and $3.6 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

Our liability for uncertain tax positions was $449 million as of December 31, 2008. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular years in the table.

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

Interest Rate Risk

The communications industry is a capital intensive, technology driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on floating-rate debt and the risk of increasing interest rates for planned new fixed rate long-term financings or refinancings.

Cash Flow Hedges

We periodically enter into interest rate swap agreements designated as cash flow hedges to reduce the impact of interest rate movements on future interest expense by effectively converting a portion of our floating-rate debt to a fixed-rate. As of December 31, 2008, we had no outstanding interest rate cash flow hedges.

Fair Value Hedges

We periodically enter into interest rate swap agreements to manage exposure to interest rate movements and achieve an optimal mixture of floating and fixed-rate debt while minimizing liquidity risk. The interest rate swap agreements designated as fair value hedges effectively convert our fixed-rate debt to a floating-rate by receiving fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. As of December 31, 2008, we had no outstanding interest rate fair value hedges.

About 85% of our debt as of December 31, 2008 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $29.1 million on our consolidated statements of operations and cash flows for the year ended December 31, 2008. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause a $979 million increase in the fair market value of our debt to $15.4 billion.

Foreign Currency Risk

We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $4 million and the net foreign currency receivables from international operations was $6 million as of December 31, 2008. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.

Equity Risk

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and industries in which the companies operate. These securities, which are classified in investments and marketable securities on the consolidated balance sheets, include equity method investments, such as our investment in Clearwire, investments in private securities, available-for-sale securities and equity derivative instruments.

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

In connection with the preparation of this Form 10-K as of December 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2008 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

We continue to update our internal control over financial reporting as necessary to accommodate any modifications to our business processes or accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. This report appears on page F-2.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Election of Directors—Nominees for Director,” “—Board Committees and Director Meetings—The Audit Committee” and “—Board Committees and Director Meetings—The Nominating and Corporate Governance Committee” in our proxy statement relating to our 2009 annual meeting of shareholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this report under “Executive Officers of the Registrant.” The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2009 annual meeting of shareholders, which will be filed with the SEC.

We have adopted the Sprint Nextel Code of Conduct, which applies to all of our directors, officers and employees. The Code of Conduct is publicly available on our website at http://www.sprint.com/governance. If we make any amendment to our Code of Conduct, other than a technical, administrative or non-substantive amendment, or if we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation

The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report” in our proxy statement relating to our 2009 annual meeting of shareholders, which will be filed with the SEC. No information is required by this item regarding compensation committee interlocks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2009 annual meeting of shareholders, which will be filed with the SEC.

Equity Compensation Plan Information

Currently we sponsor two active equity incentive plans, the 2007 Omnibus Incentive Plan, or 2007 Plan, and our Employee Stock Purchase Plan, or ESPP. We also sponsor the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or the MISOP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. Under the 2007 Plan, the Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, will determine the terms of each equity-based award. On February 11, 2008 and November 5, 2008, we made certain amendments to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

The following table provides information about the shares of Series 1 common stock that may be issued upon exercise of awards as of December 31, 2008.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders of Series 1 common stock	120,201,339	(1)(2)	$23.36	(3)	187,273,476	(4)(5)(6)(7)
Equity compensation plans not approved by shareholders of Series 1 common stock	33,217,574	(8)	22.13		—

Total	153,418,913				187,273,476

(1)	Includes 11,803,447 shares covered by options and 12,984,857 restricted stock units under the 2007 Plan, 58,930,644 shares covered by options and 6,151,590 restricted stock units outstanding under the 1997 Program and 26,070,750 shares covered by options outstanding under the MISOP. Also includes 28,919 shares of common stock issuable under the 2007 Plan as a result of the purchase of those shares by directors with fourth quarter 2008 fees and purchase rights to acquire 4,231,132 shares of common stock accrued at December 31, 2008 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 90% of the market value on the last business day of the offering period.
(2)	Included in the total of 120,201,339 shares are 28,919 shares issued to directors under the 2007 Plan and 12,984,857 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.
(3)	The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average price also does not take into account the 28,919 shares of common stock issuable as a result of the purchase of those shares by directors with fourth quarter 2008 fees; the purchase price of these shares was $1.85 for each share. The weighted average purchase price also does not take into account the 4,231,132 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $1.67 for each share.
(4)	Of these shares, 176,685,247 shares of common stock were available under the 2007 Plan. Through December 31, 2008, 34,976,810 cumulative shares came from the 1997 Program, the Nextel Plan and the MISOP.
(5)	Includes 10,588,229 shares of common stock available for issuance under the ESPP after issuance of the 4,231,132 shares purchased in the fourth quarter 2008 offering. See note 1 above.
(6)	No new awards may be granted under the 1997 Program or the Nextel Plan after April 15, 2007.
(7)	No new options may be granted under the MISOP and therefore this figure does not include any shares of our common stock that may be issued under the MISOP. Most options outstanding under the MISOP, however, grant the holder the right to receive additional options to purchase our common stock if the holder, when exercising a MISOP option, makes payment of the purchase price using shares of previously owned stock. The additional option gives the holder the right to purchase the number of shares of our common stock utilized in payment of the purchase price and tax withholding. The exercise price for this option is equal to the market price of the stock on the date the option is granted, and this option becomes exercisable one year from the date the original option is exercised. This option does not include a right to receive additional options.
(8)	Consists of options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Election of Directors—Independence of Directors” in our proxy statement relating to our 2009 annual meeting of shareholders, which will be filed with the SEC.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in our proxy statement relating to our 2009 annual meeting of shareholders, which will be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Nextel filed as part of this report are listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.

2.	The financial statement schedule of Sprint Nextel filed as part of this report is listed in the Index to Consolidated Financial Statements and Financial Statement Schedule.

3.	The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description	Form	Incorporated by Reference				Filed Herewith
			SEC File No.	Exhibit		Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1		05/02/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., and Intel Corporation	8-K	001-04721	2.1		05/07/2008

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1		08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3		02/28/2007

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1		08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3		02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4	(b)	11/02/1998

Exhibit No.	Exhibit Description	Form	Incorporated by Reference				Filed Herewith
			SEC File No.	Exhibit		Filing Date
4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4	(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99		10/29/2001

(10) Material Agreements:

10.1	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, TCI Telephony Services, Inc., Cox Communications, Inc. and Comcast Corporation.	S-3/A	333-64241	10.2		01/22/1999

10.2.1***	Letter Agreement between Motorola, Inc. and Nextel, dated November 4, 1991	S-1	33-43415	10.47		11/15/1991

10.2.2***	iDEN Infrastructure Supply Agreement between Motorola and Nextel, dated April 13, 1999	10-Q	000-19656	10.2		08/16/1999

10.2.3***	Term Sheet for Subscriber Units and Services Agreement, dated December 31, 2003 between Nextel and Motorola	10-Q	000-19656	10.1.2		05/10/2004

10.2.4	Second Extension Amendment to the iDEN Infrastructure 5 Year Supply Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.	10-K	001-04721	10.1.20		03/11/2005

10.2.5***	Amendment Seven to the Term Sheet for Subscriber Units and Services Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.	10-K	001-04721	10.1.21		03/11/2005

10.3.1	Credit Agreement, dated as of December 19, 2005, among Sprint Nextel Corporation, Sprint Capital Corporation and Nextel Communications, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-04721	10.1		12/21/2005

10.3.2	Amendment No. 1 to Credit Agreement, dated as of November 3, 2008, among Sprint Nextel Corporation, Sprint Capital Corporation and Nextel Communications, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-04721	10.1		11/07/2008

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(10) Executive Compensation Plans and Arrangements:

10.4	Summary of First Quarter 2008 Short-Term Incentive Plan	8-K	001-04721		02/15/2008

10.5	Summary of Second, Third and Fourth Quarters 2008 Short-Term Incentive Plan	8-K	001-04721		03/25/2008

10.6	Summary of 2007 Short-Term Incentive Plan	10-K	001-04721	10.5	03/01/2007

10.7	Sprint Nextel Short-Term Incentive Plan	10-K	001-04721	10.4	03/07/2006

10.8	Sprint Nextel 2006-2007 Integration Overachievement Plan	8-K	001-04721	10.1	02/22/2006

10.9	Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended					*

10.10	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Executive Officers	10-Q	001-04721	10(b)	11/09/2004

10.11	Form of 2004 Award Agreement (awarding restricted stock units ) with Directors	10-Q	001-04721	10(c)	11/09/2004

10.12	Form of 2005 Award Agreement (awarding restricted stock units) with Directors	8-K	001-04721	10.2	02/14/2005

10.13	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Executive Officers	10-K	001-04721	10(ff)	03/11/2005

10.14	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for non-employee directors of Sprint Nextel	8-K	001-04721	10.1	06/16/2006

10.15	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for the executive officers with Nextel employment agreements	8-K	001-04721	10.4	06/16/2006

10.16	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for executive officers	8-K	001-04721	10.5	06/16/2006

10.17	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for retention awards made to certain executive officers	8-K	001-04721	10.2	07/27/2006

10.18	Summary of 2008 Long-Term Incentive Plan	8-K	001-04721		03/25/2008

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
10.19	Summary of 2007 Long-Term Incentive Plan	10-K	001-04721	10.23	03/01/2007

10.20	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Incentive Program for 2007 for executive officers with Nextel employment agreements	10-K	001-04721	10.25	03/01/2007

10.21	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for other executive officers	10-K	001-04721	10.26	03/01/2007

10.22	Management Incentive Stock Option Plan, as amended					*

10.23	Amended and Restated Employment Agreement, effective December 31, 2008, between Daniel R. Hesse and Sprint Nextel Corporation	8-K	001-04721	10.1	12/19/2008

10.24	Amended and Restated Employment Agreement, effective December 31, 2008, between Robert H. Brust and Sprint Nextel Corporation					*

10.25.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Keith O. Cowan and Sprint Nextel Corporation					*

10.25.2	Compensatory Agreement, dated June 11, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-Q	001-04721	10.2	08/06/2008

10.26.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Robert L. Johnson and Sprint Nextel Corporation					*

10.26.2	Compensatory Agreement, dated June 11, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	08/06/2008

10.27.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Steven L. Elfman and Sprint Nextel Corporation					*

10.27.2	Litigation Release Arrangement with Steven L. Elfman	10-Q	001-04721	10.1	11/07/2008

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
10.28	Amended and Restated Employment Agreement, effective December 31, 2008, between Paget L. Alves and Sprint Nextel Corporation					*

10.29	Amended and Restated Employment Agreement, effective December 31, 2008, between Charles R. Wunsch and Sprint Nextel Corporation					*

10.30.1	Employment Agreement, dated April 1, 2004, between Paul N. Saleh and Nextel Communications, Inc.	10-Q	001-19656	10.2.2	05/10/2004

10.30.2	First Amendment to Employment Agreement, dated March 15, 2008, between Paul N. Saleh and Sprint Nextel Corporation					*

10.31.1	Employment Agreement, dated as of March 15, 2005, by and among Nextel Communications, Inc. and William G. Arendt	8-K	001-04721	10.2	03/15/2005

10.31.2	Compensatory Agreement, dated June 11, 2008, between William G. Arendt and Sprint Nextel Corporation	10-Q	001-04721	10.1	08/06/2008

10.32	Employment Agreement, dated as of February 12, 2007, between Sprint Nextel Corporation and Mark E. Angelino	10-K	001-04721	10.42	03/01/2007

10.33.1	Employment Agreement, dated April 1, 2004, between Leonard J. Kennedy and Nextel Communications, Inc.	10-Q	000-19656	10.2.4	05/10/2004

10.33.2	Compensatory Agreement, dated June 11, 2008, between Leonard J. Kennedy and Sprint Nextel Corporation	10-Q	001-04721	10.4	08/06/2008

10.34	Sprint Nextel Deferred Compensation Plan, as amended and restated effective May 17, 2006	10-Q	001-04721	10.7	08/09/2006

10.35	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008					*

10.36	Amended and Restated Centel Directors Deferred Compensation Plan	10-Q	001-04721	10(c)	05/07/2004

10.37	Director’s Deferred Fee Plan, as amended					*

10.38	Amended and Restated Sprint Nextel Corporation Change in Control Severance Plan effective as of January 1, 2008	8-K	001-04721	10.1	12/29/2008

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
10.39.1	Sprint Supplemental Executive retirement Plan, as amended	10-K/A	001-04721	10(l)	03/05/2002

10.39.2	Summary of Amendments to the Sprint Supplemental Executive Retirement Plan	10-Q	001-04721	10(ee)	11/09/2005

10.40	Retirement Plan for Directors, as amended	10-K	001-04721	10(u)	03/11/1997

10.41	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	03/01/2007

10.42	2007 Omnibus Incentive Plan Amended and Restated on November 5, 2008					*

10.43	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for Non-Employee Directors	10-Q	001-04721	10.10	05/09/2007

10.44	Restricted Stock Unit Evidence of Award under the 2007 Omnibus Incentive Plan for Paul N. Saleh, dated June 25, 2007	10-Q	001-04721	10.2	08/09/2007

10.45	Form of Evidence of Restricted Stock Unit Award under the 2007 Omnibus Incentive Plan for Non-Employee Directors	10-Q	001-04721	10.1	11/09/2007

10.46	Summary of Benefits and Fees for Non-Employee Directors					*

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

21	Subsidiaries of the Registrant					*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a–14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a–14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request.
***	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

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
Daniel R. Hesse Chief Executive Officer and President

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2009.

/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President

/s/ ROBERT H. BRUST
Robert H. Brust Chief Financial Officer

/s/ CHRISTOPHER J. GREGOIRE
Christopher J. Gregoire Vice President and Principal Accounting Officer

SIGNATURES

SPRINT NEXTEL CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2009.

/s/ JAMES H. HANCE, JR. James H. Hance, Jr., Chairman	/s/ V. JANET HILL V. Janet Hill, Director

/s/ ROBERT R. BENNETT Robert R. Bennett, Director	/s/ IRVINE O. HOCKADAY, JR. Irvine O. Hockaday, Jr., Director

/s/ GORDON M. BETHUNE Gordon M. Bethune, Director	/s/ SVEN-CHRISTER NILSSON Sven-Christer Nilsson, Director

/s/ LARRY C. GLASSCOCK Larry C. Glasscock, Director	/s/ WILLIAM R. NUTI William R. Nuti, Director

/s/ DANIEL R. HESSE Daniel R. Hesse, Director	/s/ RODNEY O’NEAL Rodney O’Neal, Director

SPRINT NEXTEL CORPORATION

Index to Consolidated Financial Statements and Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have audited the accompanying consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule, Schedule II—Valuation and Qualifying Accounts. We also have audited Sprint Nextel Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Nextel Corporation’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Nextel Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Sprint Nextel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

/s/ KPMG LLP

Kansas City, Missouri

February 27, 2009

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in millions)
ASSETS
Current assets
Cash and cash equivalents	$3,691	$2,246
Marketable debt securities	28	194
Accounts and notes receivable, net	3,361	4,196
Device and accessory inventory	528	938
Deferred tax assets	93	447
Prepaid expenses and other current assets	643	640

Total current assets	8,344	8,661
Investments	4,064	165
Property, plant and equipment, net	22,373	26,636
Intangible assets
Goodwill	—	978
FCC licenses and other	19,320	21,123
Customer relationships, net	1,932	4,203
Other definite lived intangible assets, net	1,634	1,835
Other assets	585	694

	$58,252	$64,295

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,138	$3,481
Accrued expenses and other current liabilities	3,525	3,960
Current portion of long-term debt and capital lease obligations	618	1,661

Total current liabilities	6,281	9,102
Long-term debt, financing and capital lease obligations	20,992	20,469
Deferred tax liabilities	7,196	8,742
Other liabilities	4,178	3,847

Total liabilities	38,647	42,160

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.951 billion shares issued and 2.857 billion shares outstanding and 2.951 billion shares issued and 2.845 billion shares outstanding	5,902	5,902
Paid-in capital	47,314	46,693
Treasury shares, at cost	(1,939)	(2,161)
Accumulated deficit	(31,148)	(28,188)
Accumulated other comprehensive loss	(524)	(111)

Total shareholders’ equity	19,605	22,135

	$58,252	$64,295

See Notes to Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share amounts)
Net operating revenues	$35,635	$40,146	$41,003
Operating expenses
Cost of services and products (exclusive of depreciation included below)	16,746	17,191	16,763
Selling, general and administrative	11,355	12,673	11,957
Severance, exit costs and asset impairments	817	440	207
Goodwill impairment	963	29,649	—
Depreciation	5,953	5,621	5,738
Amortization	2,443	3,312	3,854

	38,277	68,886	38,519

Operating (loss) income	(2,642)	(28,740)	2,484

Other (expense) income
Interest expense	(1,362)	(1,433)	(1,533)
Interest income	97	151	301
Equity in losses of unconsolidated affiliates and other, net	(129)	(6)	26
Realized (loss) gain on sale or exchange of investments, net	(24)	253	205

	(1,418)	(1,035)	(1,001)

(Loss) income from continuing operations before income taxes	(4,060)	(29,775)	1,483
Income tax benefit (expense)	1,264	331	(488)

(Loss) income from continuing operations	(2,796)	(29,444)	995
Discontinued operations, net	—	—	334

Net (loss) income	(2,796)	(29,444)	1,329
Preferred share dividends	—	—	(2)

(Loss) income available to common shareholders	$(2,796)	$(29,444)	$1,327

Basic and diluted (loss) earnings per common share
Continuing operations	$(0.98)	$(10.27)	$0.34
Discontinued operations, net	—	—	0.11

Total	$(0.98)	$(10.27)	$0.45

Basic weighted average common shares outstanding	2,854	2,868	2,950

Diluted weighted average common shares outstanding	2,854	2,868	2,972

See Notes to Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Cash flows from operating activities
Net (loss) income	$(2,796)	$(29,444)	$1,329
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Income from discontinued operations	—	—	(334)
Goodwill and asset impairments	1,398	29,812	69
Depreciation and amortization	8,396	8,933	9,592
Provision for losses on accounts receivable	652	920	656
Share-based compensation expense	267	265	338
Loss (gain) on sale or exchange of investments, net	24	(253)	(205)
Deferred income taxes	(1,263)	(326)	468
Other, net	61	(194)	(70)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	203	(504)	(582)
Inventories and other current assets	342	182	(254)
Accounts payable and other current liabilities	(1,137)	(471)	(1,024)
Non-current assets and liabilities, net	32	325	72

Net cash provided by continuing operations	6,179	9,245	10,055
Net cash provided by discontinued operations	—	—	903

Net cash provided by operating activities	6,179	9,245	10,958

Cash flows from investing activities
Capital expenditures	(3,882)	(6,322)	(7,556)
Expenditures relating to FCC licenses	(801)	(835)	(802)
Acquisitions, net of cash acquired	—	(287)	(10,481)
Proceeds from sale of Embarq notes	—	—	4,447
Proceeds from spin-off of local communications business, net	—	—	1,821
Proceeds from Clearwire	213	—	—
Proceeds from sale of investments, net of purchases	4	321	752
Proceeds from sales and maturities of marketable securities	204	15	1,657
Purchases of marketable securities	(51)	(194)	(527)
Proceeds from sale of property, plant and equipment and FCC licenses	75	42	90
Cash collateral for securities loan agreements	—	866	(866)
Other, net	(12)	17	73

Net cash used in investing activities	(4,250)	(6,377)	(11,392)

Cash flows from financing activities
Borrowings under credit facility	2,500	750	—
Repayments under credit facility	(1,500)	—	—
Proceeds from financing obligation	645	—	—
Proceeds from issuance of debt securities	—	750	1,992
Purchase and retirements of debt and capital lease obligations	(1,807)	(1,392)	(4,342)
Retirement of bank facility term loan	—	—	(3,700)
Proceeds from issuance of commercial paper	681	6,008	4,618
Maturities of commercial paper	(1,060)	(6,143)	(4,104)
(Payments of) proceeds from securities loan agreements	—	(866)	866
Proceeds from issuance of common shares	57	344	405
Purchase of common shares	—	(1,833)	(1,643)
Retirement of redeemable preferred shares	—	—	(247)
Dividends paid	—	(286)	(296)
Other, net	—	—	28

Net cash used in financing activities	(484)	(2,668)	(6,423)

Net increase (decrease) in cash and cash equivalents	1,445	200	(6,857)
Cash and cash equivalents, beginning of year	2,246	2,046	8,903

Cash and cash equivalents, end of year	$3,691	$2,246	$2,046

See Notes to Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares(2)	Amount		Shares	Amount
Balance, January1, 2006	2,961	$5,846	$46,136	—	$—		$681	$(726)	$51,937
Cumulative effect of adopting SAB No. 108(3)							(50)		(50)
Comprehensive income
Net income						$1,329	1,329		1,329
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefit cost						(17)
Foreign currency translation adjustment						9
Unrealized holding gains on securities						203
Reclassification adjustment for realized gains on securities						(288)
Unrealized holding losses on qualifying cash flow hedges						(148)
Reclassification adjustments for losses on cash flow hedges						157

Other comprehensive loss						(84)		(84)	(84)

Comprehensive income						$1,245

Issuance of common shares, net	28	56	324	(6)	95		(26)		449
Purchase of common shares				98	(1,643)				(1,643)
Common shares dividends							(294)		(294)
Preferred shares dividends							(2)		(2)
Share-based compensation expense			354						354
Conversion of non-voting common shares to voting common shares	(38)	—	(623)	(38)	623				—
Accelerated vesting of Nextel share-based awards			51						51
Spin-off of local communications business			401					662	1,063
Other, net			21						21

Balance, December 31, 2006	2,951	5,902	46,664	54	(925)		1,638	(148)	53,131
Comprehensive loss
Net loss						$(29,444)	(29,444)		(29,444)
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefit cost						14
Foreign currency translation adjustment						16
Unrealized holding gains on securities						10
Reclassification adjustment for realized gains on securities						(3)

Other comprehensive income						37		37	37

Comprehensive loss						$(29,407)

Adoption of FIN 48(4)							4		4
Issuance of common shares, net			(36)	(35)	597		(102)		459
Purchase of common shares				87	(1,833)				(1,833)
Common shares dividends							(286)		(286)
Share-based compensation expense			263						263
Investment dilution due to affiliate equity issuances, net			(213)						(213)
Other, net			15				2		17

Balance, December 31, 2007	2,951	5,902	46,693	106	(2,161)		(28,188)	(111)	22,135

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings		Accumulated Other Comprehensive Loss	Total
	Shares(2)	Amount		Shares	Amount
Balance, January 1, 2008	2,951	5,902	46,693	106	(2,161)		(28,188	)(1)	(111)	22,135
Comprehensive loss
Net loss						$(2,796)	(2,796)			(2,796)
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefit cost						(379)
Foreign currency translation adjustment						(17)
Unrealized holding losses on securities						(31)
Reclassification adjustment for realized losses on securities						14

Other comprehensive loss						(413)			(413)	(413)

Comprehensive loss						$(3,209)

Issuance of common shares, net			5	(12)	218		(164)			59
Gain on deconsolidation of net assets contributed to Clearwire(5)			424							424
Share-based compensation expense			257							257
Other, net			(65)		4					(61)

Balance, December 31, 2008	2,951	$5,902	$47,314	94	$(1,939)		$(31,148)		$(524)	$19,605

(1)	Previously reported accumulated deficit as of December 31, 2007 has been decreased by $136 million related to the goodwill impairment charge and depreciation adjustments made in 2008. See note 2 for further information.
(2)	See note 11 for information regarding common shares.
(3)	See note 2 for details of adoption of SAB No. 108.
(4)	See note 9 for details of adoption of FIN 48.
(5)	On November 28, 2008, we recorded a $424 million gain on the deconsolidation of net assets contributed to Clearwire, net of $260 million in related taxes. See note 3 for details of this transaction.

See Notes to Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Operations

We are a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government subscribers. We have organized our operations to meet the needs of our targeted customer groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are one of the three largest wireless companies in the United States based on the number of wireless subscribers. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. Our Series 1 voting common stock trades on the New York Stock Exchange under the symbol “S.”

We offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint® brand name utilizing wireless code division multiple access, or CDMA, technology. We offer digital wireless services under our Nextel® brand name using integrated Digital Enhanced Network, or iDEN®, technology. We offer our wireless services on a post-paid and prepaid payment basis, including our Boost Mobile® prepaid wireless service. We are one of the largest providers of long distance services and one of the largest carriers of Internet traffic in the nation.

On November 28, 2008, we closed a transaction with Clearwire Corporation and its subsidiary Clearwire Communications LLC, which we refer to on a consolidated basis as Clearwire, to combine our next-generation wireless broadband businesses. At closing, we contributed $3.3 billion of net assets including our 2.5 gigahertz, or GHz, spectrum and Worldwide Interoperability for Microwave Access, or WiMAX, related assets. In exchange, we received 370 million Class B common shares and common interests in Clearwire Corporation and Clearwire Communications LLC, respectively, which as of December 31, 2008, represented approximately 53% of the voting power in Clearwire Corporation and approximately 53% of the economic interests in Clearwire Communications. Our ownership percentage was subject to change based on the trading price of Clearwire’s stock during the 90 days after close. Accordingly, as of February 26, 2009 our ownership percentage has been adjusted to 51%. The book value of our investment as of December 31, 2008 is $3.9 billion, which represents our share of Clearwire’s net assets. We expect the book value of our investment will decline due to the settlement of the post closing 90-day ownership adjustment and is also expected to decline in the immediate future as we account for our share of Clearwire’s losses. Clearwire is deploying WiMAX technology, a fourth generation, or 4G, technology, as a new network in markets that we serve. The services supported by these technologies give subscribers with compatible devices high-speed access to the Internet and a variety of increasingly sophisticated data services.

On May 17, 2006, we spun-off to our shareholders our local communications business, which is now known as Embarq Corporation and is comprised primarily of what was our Local segment as reported in our consolidated financial statements in prior periods. The results of operations and the operating cash flows from this business are presented as discontinued operations for all periods presented. The footnotes accompanying these consolidated financial statements reflect our continuing operations and, unless otherwise noted, exclude information related to Embarq. See note 16 for additional information regarding this transaction.

Note 2.	Summary of Significant Accounting Policies and Other Information

Consolidation Policies

The consolidated financial statements include our accounts, and those of our wholly owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. We use the equity method to account for equity investments in unconsolidated entities in which we have the ability to exercise significant influence over operating and financial policies. We recognize all changes in our proportionate share of the equity of these entities resulting from their equity transactions as adjustments to our investment and shareholders’ equity balances.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effective January 1, 2006, we adopted Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and we recorded an $81 million increase to the deferred rent liability related to the cumulative effect of certain lease accounting misstatements as of December 31, 2005. In addition, we reduced retained earnings by $50 million and recorded $31 million as a deferred tax asset.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents generally include highly liquid investments with maturities at the time of purchase of three months or less. These investments include money market funds, U.S. government and government-sponsored debt securities, corporate debt securities, municipal securities, bank-related securities, and credit and debit card transactions in process.

Supplemental Cash Flow Information from Continuing Operations

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Interest paid, net of capitalized interest	$1,421	$1,474	$1,589
Interest received	92	152	303
Income tax (refunds) payments, net	(30)	51	247

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our non-cash activities included the following:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Investment in Clearwire	$4,082	$—	$—
Common stock issued
Conversion of non-voting common shares to voting common shares	—	—	623
Employee stock purchase plans	5	15	44
2.5 GHz spectrum acquisition	4	100	—

Investments

We record our investments in debt securities at amortized cost and classify these securities as current assets on the consolidated balance sheets when the original maturities at purchase are greater than 90 days but less than one year. Interest on investments in debt securities is reinvested and included in interest income in the consolidated statements of operations.

We record our investments in marketable equity securities at fair value as we consider them available-for-sale securities. Accordingly, we record unrealized holding gains and losses on these securities in accumulated other comprehensive income (loss), net of related income tax. Realized gains or losses are measured and reclassified from accumulated other comprehensive income (loss) into earnings based on identifying the specific investments sold or where an other-than-temporary impairment exists. We account for any additional contributions as an increase to the investments and any distributions or dividends from the investee as a decrease to the investment. We record our investment in non-marketable equity securities at cost.

We account for certain of our investments using the equity method based on our ownership interest and our ability to exercise significant influence. Accordingly, we record our investment initially at cost and we adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period subsequent to the investment date. We cease to recognize investee losses when our investment basis is zero.

We evaluate our investments for other-than-temporary impairment on a quarterly basis. Other-than-temporary impairment occurs when the fair value of an investment is below our carrying value, and we determine that difference is not recoverable in the near future. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; our ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer, specific events, and other factors.

Allowance for Doubtful Accounts

We establish an allowance for doubtful accounts receivable sufficient to cover probable and reasonably estimable losses. Because of the number of accounts that we have, it is not practical to review the collectibility of each of those accounts individually when we determine the amount of our allowance for doubtful accounts each period, although we do perform some account level analysis with respect to large wireless and wireline subscribers. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, the credit quality of our subscriber base, estimated proceeds from future bad debt sales, and other qualitative considerations, including macro-economic factors.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Device and Accessory Inventory

Inventories of handsets and accessories in the Wireless segment are stated at the lower of cost or market. We determine cost by the first-in, first-out, or FIFO, method. Handset costs and related revenues generated from handset sales, or handset subsidies, are recognized at the time of sale. We do not recognize the expected handset subsidies prior to the time of sale because the promotional discount decision is generally made at the point of sale and because we expect to recover the handset subsidies through service revenues.

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

Property, Plant and Equipment

We record property, plant and equipment, or PP&E, including improvements that extend useful lives, at cost. PP&E primarily includes network equipment, site costs, buildings and improvements, software, office equipment and non-network internal use software, all of which are being depreciated as they have been placed into service, as well as network asset inventory and construction in progress, which are not depreciated until they are placed in service. Network equipment, site costs and software includes switching equipment and cell site towers, base transceiver stations, site development costs, other radio frequency equipment, internal use software, digital fiber optic cable, conduit, transport facilities and transmission-related equipment. Buildings and improvements principally consists of owned general office facilities, retail stores and leasehold improvements. Non-network internal use software, office equipment and other primarily consists of furniture, information technology systems and equipment and vehicles. Network asset inventory and construction in progress primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network. Capitalized interest incurred in connection with the construction of capital assets totaled $123 million in 2008, $127 million in 2007 and $113 million in 2006. Repair and maintenance costs and research and development costs are expensed as incurred.

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

The cost of PP&E generally is depreciated on a straight-line basis over estimated economic useful lives. Amortization of assets recorded under capital leases is recorded in depreciation expense. We depreciate leasehold improvements over the shorter of the lease term or the estimated useful life of the respective assets. We depreciate buildings, network equipment, site costs and software over estimated useful lives of up to 30 years, with about 94% of those assets being depreciated over lives of five to 15 years, and non-network internal use software, office equipment and other depreciable property, plant and equipment over estimated useful lives of up to 12 years, with about 87% of those assets being depreciated over lives of three to five years. We calculate depreciation on certain of our assets using the group life method. Accordingly, ordinary asset retirements and disposals on those assets are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with non-monetary exchanges and asset retirements or disposals on non-network equipment are recorded within asset impairments in the consolidated statement of operations.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since changes in technology, changes in our intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use of these assets to change, we perform annual studies to confirm the appropriateness of depreciable lives of most categories of PP&E. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution, to calculate the remaining life of our asset base. When these factors indicate the useful lives of PP&E are different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted estimated useful lives.

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We determine our long-lived asset groups based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Our asset groups consist of wireless and wireline, and the wireless asset group currently includes our intangible assets and our wireless property, plant and equipment. Indicators of impairment include, but are not limited to, a sustained significant decrease in the market price of, or the cash flows expected to be derived from, the asset groups, or a significant change in the extent or manner in which the assets in the group are utilized. A significant amount of judgment is involved in determining the occurrence of an indicator of impairment that requires an evaluation of the recoverability of our long-lived assets. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the estimated fair value and book value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. See note 4 for additional information.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our business, including network equipment, cell site development costs and software in development, to determine if an impairment charge is required. Network equipment and cell site development costs are impaired whenever events or changes in circumstances cause us to conclude the assets are no longer needed to meet management’s strategic network plans and will not be deployed. Software development costs are impaired when it is no longer probable that the software project will be deployed. We also periodically assess network equipment that has been removed from the network to determine if an impairment charge is required. See note 7 for additional information. If we continue to have challenges retaining subscribers and as we continue to assess the impact of rebanding the iDEN network, management may conclude in future periods that certain CDMA and iDEN assets will not be either deployed or redeployed, in which case we would recognize a non-cash impairment charge that could be material to our results of operations and financial condition.

Intangible Assets

Goodwill and Other Indefinite Lived Intangibles

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. We have also acquired several kinds of Federal Communications Commission, or FCC, licenses, primarily through FCC auctions and business combinations, to deploy our wireless services. We have identified our FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, in addition to our previously recorded goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. Refer to note 4 for additional description of our impairment testing policies for these assets.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Definite Lived Intangible Assets

Definite lived intangible assets consist primarily of customer relationships that are amortized over two to five years using the sum of the years’ digits method, which we believe best reflects the estimated pattern in which the economic benefits will be consumed. Other definite lived intangible assets primarily include certain rights under affiliation agreements that we reacquired in connection with the acquisitions of the third party affiliates that provide service on our CDMA network (the PCS Affiliates), and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel and Direct Connect trade names, which are being amortized over ten years from the date of the Sprint-Nextel merger on a straight-line basis. We also evaluate the remaining useful lives of our definite lived intangible assets each reporting period to determine whether events or circumstances warrant a revision to the remaining periods of amortization, which would be addressed prospectively.

We review our long-lived intangible asset groups for impairment under the same policy described above for property, plant and equipment; that is, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment analyses, when performed, are based on our current business and technology strategy, our views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. In addition, when our annual goodwill test requires us to determine the implied fair value of our goodwill, we also evaluate the recorded value of our long-lived assets for impairment.

Income Taxes

Income taxes are accounted for using the asset/liability approach in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are also recorded for net operating loss, capital loss and tax credit carryforwards. We are required to estimate the amount of taxes payable or refundable for the current year and the deferred tax liabilities and assets for the future tax consequences of events that have been reflected in our consolidated financial statements or tax returns for each taxing jurisdiction in which we operate. This process requires management to make assessments regarding the timing and probability of the ultimate tax impact. We record valuation allowances on deferred tax assets if we determine that it is more likely than not that the asset will not be realized. Additionally, we establish reserves for uncertain tax positions based upon our judgment regarding potential future challenges to those positions. We recognize interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense.

We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. The accounting estimates related to the liability for uncertain tax positions require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If we determine it is more likely than not a tax position will be sustained based on its technical merits, we record the impact of the position in our consolidated financial statements at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. We are also required to assess at each reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months. See note 9 for more information.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit Plans

We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees. As of December 31, 2008 and 2007, the fair value of our plan assets in aggregate was $896 million and $1.4 billion, respectively, and the fair value of our benefit obligations in aggregate was $1.7 billion and $1.6 billion, respectively. As a result, the aggregated amount of all underfunded plans was $805 million at December 31, 2008 and $217 million at December 31, 2007, and was recorded as a liability in our consolidated balance sheet. The offset to the liability is recorded in equity as a component of accumulated other comprehensive loss, net of tax, including the 2008 adjustment of $379 million. The funded status of the plan was affected primarily by the significant decrease in the fair value of the plan assets caused by the poor performance in the financial markets during 2008 and by a slight decrease in the discount rate used to calculate the benefit obligation. We intend to make future cash contributions to the defined benefit pension plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations. We estimate the funding contribution will range between approximately $100 million and $200 million during 2009.

At the time of the Sprint-Nextel merger, we did not extend plan participation in the defined benefit pension plan or other postretirement benefits to Nextel employees and amended our postretirement medical benefit plan to only include employees designated to work for Embarq and employees who were employed by us prior to the Sprint-Nextel merger and born before 1956. As of December 31, 2005, the pension plan was also amended to freeze benefit plan accruals for participants not designated to work for Embarq following the spin-off. As of May 17, 2006, in connection with the spin-off of Embarq, accrued pension benefit obligations and postretirement benefit obligations for participants designated to work for Embarq and related plan assets were transferred to Embarq. The aggregate plan activity, including net expense of $2 million in 2008, $18 million in 2007 and $34 million in 2006, and related disclosures are not material to us as of December 31, 2008 and 2007.

Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. In 2008, 2007 and 2006, we matched in cash 100% of participants’ contributions up to 5% of their eligible compensation. In prior years, participants’ contributions were matched with our common stock. Our total matching contributions were $119 million in 2008, $128 million in 2007 and $126 million in 2006.

Derivative Instruments and Hedging Activities

We recognize derivative instruments as either assets or liabilities in our consolidated balance sheets and measure those instruments at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income (loss) depending on the use of the derivative and whether it qualifies for hedge accounting.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Treasury Shares

Shares of common stock repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders’ equity. We reissue treasury shares as part of our shareholder approved stock-based compensation programs, as well as upon conversion of outstanding securities that are convertible into common stock. When shares are reissued, we determine the cost using the FIFO method.

Revenue Recognition

Operating revenues primarily consist of wireless service revenues, revenues generated from handset and accessory sales, revenues from wholesale operators and PCS Affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, directory assistance, and operator-assisted calling and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user customer. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is universal service fund, which represented about 2% of net operating revenue in 2008, 2007 and 2006.

The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with subscribers, unauthorized usage, future returns and mail-in rebates on handset sales.

Dealer Commissions

Cash consideration given by us to a dealer or end-user customer is presumed to be a reduction of revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. We compensate our dealers using specific compensation programs related to the sale of our handsets and our subscriber service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. When a commission is earned by a dealer due to the dealer selling one of our handsets, the cost is recorded as a reduction to equipment revenue.

Advertising Costs

We recognize advertising expense as incurred. These expenses include production, media and other promotional and sponsorship costs. Advertising expenses totaled $1.5 billion in 2008, $1.8 billion in 2007 and $1.6 billion in 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-Based Compensation

We measure the cost of employee services received in exchange for an award of equity-based securities using the fair value of the award on the date of the grant, and we recognize that cost over the period that the award recipient is required to provide service to us in exchange for the award. Any awards of liability instruments to employees would be measured at fair value at each reporting date through settlement. Share-based compensation cost related to awards with graded vesting is recognized using the straight-line method. See note 12 for additional information.

Severance and Exit Costs

We recognize liabilities for severance and exit costs based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, we record the liability when it is probable and reasonably estimable. For voluntary separation plans, or VSP, the liability is recorded when the VSP is irrevocably accepted by the employee. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. When a business combination has occurred, we record severance and lease exit costs as part of the purchase price allocation. See note 7 for additional information.

Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares include the dilutive effects of shares issuable under our equity plans computed using the treasury stock method, and the dilutive effects of shares issuable upon the conversion of our convertible senior notes computed using the if-converted method.

Shares issuable under our equity plans were antidilutive in 2008 because we incurred a net loss from continuing operations. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per common share in the future; however, they were excluded from the calculation of diluted loss per common share in 2008 due to their antidilutive effects. Additionally, as of December 31, 2008, there were about 130 million average shares issuable under the equity plans that had exercise prices that exceeded the average market price that could also potentially dilute earnings per common share in the future.

Shares issuable under our equity plans were antidilutive in 2007 because we incurred a net loss from continuing operations. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per common share in the future; however, they were excluded from the calculation of diluted loss per common share in 2007 due to their antidilutive effects. Additionally, as of December 31, 2007, there were about 124 million average shares issuable under the equity plans that had exercise prices that exceeded the average market price that could also potentially dilute earnings per common share in the future.

Dilutive shares issuable under our equity plans used in calculating earnings per common share were about 22 million shares for 2006. All 11 million shares issuable upon the assumed conversion of our convertible senior notes could potentially dilute earnings per common share in the future; however, they were excluded from the

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculation of diluted earnings per common share for 2006 due to their antidilutive effects. Additionally, as of December 31, 2006, there were about 115 million average shares issuable under the equity plans that had exercise prices that exceeded the average market price that could also potentially dilute earnings per common share in the future.

Significant New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141, Business Combinations, originally issued in June 2001. SFAS No. 141R will apply to business combinations for which the acquisition date is on or after January 1, 2009, and this statement could have a material impact on us with respect to business combinations completed after the effective date. Such significant changes include, but are not limited to the acquirer recording 100% of all assets and liabilities, including goodwill, of the acquired business, generally at their fair values, and acquisition-related transaction and restructuring costs being expensed rather than included as part of the purchase price allocation process. In addition, after the effective date, reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties related to any business combinations, even those completed prior to the Statement’s effective date, will generally be recognized in earnings.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for a noncontrolling interest in a subsidiary and for deconsolidation of a subsidiary. SFAS No. 160 is effective for our quarterly reporting period ending March 31, 2009. If we were to enter into an arrangement after the effective date of the standard where we are required to consolidate a noncontrolling interest, we would report the noncontrolling interest’s equity as a component of our shareholders’ equity in our consolidated balance sheet and report the component of net income or loss and comprehensive income or loss attributable to the noncontrolling interest separately. While certain changes in ownership interests will be treated as equity transactions under the new standard, a gain or loss recognized upon loss of control of a subsidiary will be recognized in the consolidated statement of operations. This practice differs from our current policy of recognizing such gains or losses as a component of equity. In addition, the amount of gain or loss is measured using the fair value of the noncontrolling interest at the date control ceases.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Motorola, Inc. is our sole source for most of the equipment that supports the iDEN network and for all of the handsets we offer under the Nextel brand except primarily BlackBerry® devices. Although our handset supply agreement with Motorola is structured to provide competitively-priced handsets, the cost of iDEN handsets is generally higher than handsets that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer handsets at prices that are attractive to potential subscribers. In addition, the higher cost of iDEN handsets requires us to absorb a larger part of the cost of offering handsets to new and existing subscribers. These increased costs and handset subsidy expenses may reduce our growth and profitability. Also, we must rely on Motorola to develop handsets and equipment capable of supporting the features and services we offer to subscribers of services on our iDEN network, including the dual-mode handsets. A decision by Motorola to discontinue, or the inability of Motorola to continue, manufacturing, supporting or enhancing our iDEN-based infrastructure and handsets would have a material adverse effect on us. In addition, because iDEN technology is not as widely adopted and has fewer subscribers than other wireless technologies and because we expect that over time it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and handsets. Further our ability to complete the spectrum reconfiguration plan in connection with the FCC’s Report and Order, described in note 14, is dependent, in part, on Motorola.

Our CDMA handsets use products obtained from QUALCOMM. Some of QUALCOMM’s products have been found to infringe on certain patents owned by Broadcom Corporation. A United States district court enjoined QUALCOMM from further infringement and allowed for a sunset provision that expired on January 31, 2009. QUALCOMM has supplied us with alternative technologies. Broadcom may continue to challenge the alternatives, and Broadcom has initiated other suits against QUALCOMM. These claims could subject us to costly litigation, a court could determine that the alternative technologies still infringe Broadcom’s patents, and/or a court could require us to cease providing certain QUALCOMM products.

Note 3.	Investments

	December 31,
	2008	2007
Marketable debt securities	$28	$194
Marketable equity securities	37	69
Nonmarketable equity securities, at cost	27	31
Other investments	49	51
Equity method investments	3,951	14

	$4,092	$359

Investments in Debt Securities

Interest on investments in debt securities is reinvested and included in interest income in the consolidated statement of operations. During 2008, 2007 and 2006, we recognized $6 million, $31 million and $122 million of interest income, respectively, on these securities. Furthermore, during 2008, we recorded unrealized holding losses of $8 million on these securities.

Investments in Equity Securities and Other Investments

We held approximately $64 million and $100 million of marketable and nonmarketable equity securities at December 31, 2008 and 2007, respectively, which are included in investments in the accompanying consolidated balance sheet. During 2008 and 2007, we recorded gross unrealized holding gains of less than $1 million and

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$10 million, respectively. In 2008, we also recorded gross unrealized holding losses of $21 million related to these securities. During 2006, we recorded gross unrealized holding gains related to NII Holdings, Inc. securities of $205 million and gross unrealized holding losses related to other securities of $2 million. See note 10 for information regarding our sale of NII Holdings securities in 2006. In addition, we held $49 million and $51 million in other investments at December 31, 2008 and 2007, respectively, which are also included in investments in the accompanying consolidated balance sheet.

Equity Method Investments

As of December 31, 2008, investments accounted for using the equity method primarily consisted of our investment in Clearwire and Virgin Mobile USA, LLC, or VMU.

Clearwire Corporation

On November 28, 2008, we closed a transaction with Clearwire Corporation, and its subsidiary Clearwire Communications LLC, which we refer to on a consolidated basis as Clearwire, to combine our next-generation wireless broadband businesses. At closing, we contributed $3.3 billion of net assets including our 2.5 GHz spectrum and WiMAX related assets (collectively referred to as the Sprint WiMAX Business). In exchange, we received 370 million Class B common shares and common interests in Clearwire Corporation and Clearwire Communications LLC, respectively, which as of December 31, 2008, represented approximately 53% of the voting power in Clearwire Corporation and approximately 53% of the economic interests in Clearwire Communications. Our ownership percentage was subject to change based on the trading price of Clearwire’s stock during the 90 days after close. Accordingly, as of February 26, 2009 our ownership percentage has been adjusted to 51%. The carrying value of our investment as of December 31, 2008 is $3.9 billion, which represents our share of Clearwire’s net assets, net of our share of Clearwire’s losses, and other adjustments. We expect the book value of our investment will decline due to the settlement of the post closing 90-day ownership adjustment and is also expected to decline in the immediate future as we account for our share of Clearwire’s losses.

The transaction was accounted for as a reverse acquisition in accordance with SFAS No. 141, with the Sprint WiMAX Business as the accounting acquirer and predecessor for reporting purposes. While the Sprint WiMAX Business is considered the accounting acquirer, we do not control key management decisions, and therefore our interest in Clearwire is accounted for as an equity method investment. We recorded a pre-tax gain within equity for $684 million ($424 million after tax) related to the difference between our share of Clearwire’s net assets upon close and the $3.3 billion of net assets contributed to Clearwire. In addition to our contribution of assets, Clearwire also received a $3.2 billion cash investment from Comcast Corporation, Intel Capital, Time Warner Cable Inc., Google Inc., Bright House Networks and Trilogy Equity Partners.

Prior to closing this transaction, we continued to invest in the development of our own WiMAX services in selected markets, under the brand name of Xohm. These operations were contributed to Clearwire under the terms of the agreement. Clearwire has reimbursed us $213 million in cash of the approximate $388 million of financing we provided to our next-generation wireless broadband business between April 1, 2008 and the closing of the transaction. The remaining amount was repaid in the form of an interest bearing note that matures in May 2011. This reimbursement was accounted for as a reduction to our initial investment in Clearwire.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our book value per share in Clearwire was $10.65 per share as of December 31, 2008, as compared to the December 31, 2008 Clearwire stock price of $4.93, and the stock price has continued to decline subsequent to the balance sheet date. As of December 31, 2008, we have concluded that this decline is temporary and we expect the stock price to recover in the near future based upon the following factors:

•

Clearwire continues to develop their WiMAX network in accordance with a business plan that has a value derived from discounted cash flows that is not materially different from the one agreed upon as part of the transaction, which valued Clearwire at $17 per share;

•

Clearwire now owns or has the right to use a true nationwide footprint of 2.5 GHz FCC licenses, which provides Clearwire with significantly more spectrum to be used for wireless broadband internet services than any competitor;

•	Clearwire has a strong liquidity position and, while it may need additional funding to build out its network, there appears to be no immediate need to access the debt markets; and

•	The WiMAX technology has been launched successfully in two markets, Baltimore and Portland, and the service footprint will continue to grow in these and additional markets throughout 2009.

We believe that the investment will recover in part when Clearwire addresses their network build plans in the near term, and we have both the intent and ability to hold this investment until recovery. The indicated value of our investment has been less than our investment basis for only 33 days at year-end, which is a very short time duration, particularly after considering the volatility of the stock markets in this uncertain economy.

We will continue to evaluate our investment in Clearwire every quarter and will update our conclusions based upon the facts and circumstances in place at that time. If such facts and circumstance change, for example if Clearwire’s stock price continues to remain at a depressed level, it is possible that we may record an impairment in future periods on this investment that could be material to our results of operations and financial condition.

Virgin Mobile USA

We account for our investment in VMU using the equity method. At December 31, 2008, we held an approximate 14% ownership interest and continued to have the ability to exercise significant influence as VMU continues to use our network under the mobile virtual network operator, or MVNO, agreement. The equity losses we incurred related to this investment are in excess of our investment, and our investment balance remains at zero as of December 31, 2008. On October 16, 2007, VMU made an initial public offering of its stock. In conjunction with this initial public offering, we sold approximately 48% of our ownership interest for cash proceeds of approximately $155 million. As our ownership percentage in VMU was reduced, we also recognized $85 million of the previously deferred credit of $180 million related to capital previously returned by VMU to us. Consequently, we recognized a total gain of $240 million in 2007. The remaining $95 million in return of capital is recorded in other liabilities on our consolidated balance sheet due to the fact that VMU originally obtained debt financing in order to return our capital. At the time of its initial public offering, VMU also repaid outstanding debt to us in the amount of $45 million related to credit we had extended to VMU in 2006 through our participation in a revolving credit facility.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Intangible Assets

Indefinite Lived Intangibles

	Balance December 31, 2006	Adjustments & Additions Related to Acquisitions & Other	Goodwill Impairment	Balance December 31, 2007	Goodwill Impairment, Adjustments & Other	Balance December 31, 2008
	(in millions)
Goodwill(1)	$30,904	$(277)	$(29,649)	$978	$(978)	$—
FCC licenses(2)	19,519	1,188	—	20,707	(1,796)	18,911
Trademarks	416	—	—	416	(7)	409

	$50,839	$911	$(29,649)	$22,101	$(2,781)	$19,320

(1)	During 2007, we recorded additional goodwill of $113 million associated with the premium paid for Northern PCS Services, LLC, a PCS affiliate. Offsetting this increase were net adjustments of $390 million, principally due to an adjustment in the fair value of our FCC licenses and to an adjustment to the net assets of Nextel Partners relating to the dilution of our ownership interest in Nextel Partners prior to our acquisition.
(2)	During 2008, we contributed $2.5 billion of FCC licenses to Clearwire and acquired $1.0 billion of FCC licenses in our normal course of business, including our requirements under the Report and Order. In addition, we reduced FCC licenses by $265 million due to the reversal of unrecognized tax benefits. See note 9 for additional information.

Goodwill

Goodwill represents the premium paid over the fair value of the net tangible and intangible assets we have acquired in business combinations. In the fourth quarters of 2008 and 2007, we performed our annual assessments of impairment of goodwill. As a result of these assessments, which are described below, we recorded non-cash goodwill impairment charges of $963 million and $29.6 billion for the years ended December 31, 2008 and 2007, respectively. These charges are presented separately in the statement of operations and relate solely to the Wireless segment. The substantial majority of these charges are not deductible for tax purposes. These charges did not result in a violation of any covenants of any of our debt instruments. As a result of the annual assessments, we no longer have any goodwill on our consolidated balance sheet as of December 31, 2008.

Goodwill Impairment Testing Policy

We review our goodwill for impairment annually in the fourth quarter at the wireless reporting unit level, which is equivalent to our reported Wireless operating segment. We also analyze whether any indicators of impairment exist each quarter. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include a sustained, significant decline in our share price and market capitalization, a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, the testing for recoverability of our long-lived wireless assets, and/or slower growth rates, among others.

We estimate the fair value of the wireless reporting unit using discounted expected future cash flows, supported by the results of various market approach valuation models. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our wireless reporting unit exceeds its fair value, we perform a second test to measure the amount of impairment loss, if any. To measure the amount of any impairment charge, we determine the implied fair value of goodwill in the same manner as if our wireless reporting unit were being acquired in a business combination.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Specifically, we allocate the fair value of the wireless reporting unit to all of the assets and liabilities of that unit, including any unrecognized intangible assets, in a hypothetical calculation that would yield the implied fair value of goodwill. If the implied fair value of goodwill is less than the goodwill recorded on our consolidated balance sheet, we record an impairment charge for the difference.

Methodologies, Estimates, and Assumptions

We performed extensive valuation analyses, utilizing both income and market approaches, in our goodwill assessment process. The following describes the valuation methodologies used to derive the fair value of the wireless reporting unit.

•

Income Approach: To determine its estimated fair value, we discount the expected cash flows of the wireless reporting unit. We estimate our future cash flows after considering current economic conditions and trends; estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions; and the availability of necessary technology, network infrastructure, handsets and other devices. The discount rate used represents the estimated weighted average cost of capital, which reflects the overall level of inherent risk involved in our wireless operations and the rate of return an outside investor would expect to earn. To estimate cash flows beyond the final year of our model, we use a terminal value approach. Under this approach, we use estimated operating income before depreciation and amortization in the final year of our model, adjust it to estimate a normalized cash flow, apply a perpetuity growth assumption and discount by a perpetuity discount factor to determine the terminal value. We incorporate the present value of the resulting terminal value into our estimate of fair value.

•

Market-Based Approach: To corroborate the results of the income approach described above, we estimate the fair value of our wireless reporting unit using several market-based approaches, including the guideline company method, which focuses on comparing our risk profile and growth prospects to select reasonably similar/guideline publicly traded companies.

The determination of estimated fair value of the wireless reporting unit and other assets and liabilities within the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization, or OIBDA, and capital expenditures forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit, as well as the fair values of the corresponding assets and liabilities within the wireless reporting unit, for reasonableness.

Goodwill Assessments

In the fourth quarter 2007, we conducted our annual impairment assessment of our then $30.7 billion of goodwill. Approximately $26.3 billion of our goodwill was recorded in connection with the recent business combinations of Nextel Communications, Inc., Nextel Partners, Inc., and other acquisitions such as certain PCS Affiliates. Approximately $4.4 billion of our goodwill was recorded from acquisitions in previous years. During the fourth quarter 2007, economic conditions began to decline and we experienced a sustained, significant decline in our stock price. The reduced market capitalization reflected the Wireless segment’s lower than expected performance, due in large part to fewer than expected net subscriber additions. In previous periods, we had expected that we would be able to produce net post-paid subscriber additions during 2007. However during that quarter, we reported a loss of 683,000 post-paid subscribers which was the most post-paid subscribers we had ever lost in a quarter at that time.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also updated our forecasted cash flows of the wireless reporting unit during the fourth quarter 2007. Several factors led to a reduction in forecasted cash flows, including, among others, our ability to attract and retain subscribers, particularly subscribers of our iDEN based services, in a highly competitive environment; expected reductions in voice revenue per subscriber; the costs of acquiring subscribers; and the costs of operating our wireless networks. Based on the results of our 2007 assessment, the net book value of the wireless reporting unit exceeded its fair value. Through the hypothetical purchase price allocation, we estimated the fair value of our goodwill to be $978 million. The decrease in the fair value of goodwill was due to lower forecasted cash flows of our wireless reporting unit as well as substantial excess of the fair value over book value for customer relationships, FCC licenses and trade names. We consequently reduced goodwill recorded prior to this assessment by $29.6 billion to $978 million as of December 31, 2007.

In the fourth quarter 2008, we conducted our annual assessment of goodwill for impairment. During this quarter, economic conditions significantly deteriorated due, in part, to the ongoing credit crisis in the financial markets. Our consolidated market capitalization continued to be under considerable pressure and the derived fair value of our wireless reporting unit remained below its book value throughout the quarter. We updated our forecasted cash flows of the wireless reporting unit during the fourth quarter 2008. Several factors led to a reduction in the fair value of the wireless reporting unit in the 2008 goodwill impairment analysis as compared to the 2007 goodwill impairment analysis, including, among others, the discount rate, our ability to attract and retain subscribers, particularly post-paid subscribers, expected reductions in average voice revenue per post-paid subscriber, and the costs of operating our wireless networks.

Based on the results of our 2008 assessment, the net book value of the wireless reporting unit exceeded its fair value. We performed the hypothetical purchase price allocation and the fair value of our goodwill was zero. The decrease in the fair value of goodwill was due to lower forecasted cash flows of our wireless reporting unit as well as substantial excess of fair value over book value for FCC licenses and trade names. We consequently reduced goodwill to zero as of December 31, 2008.

Long-lived Assets

In conjunction with our annual assessments of goodwill for impairment, we performed a recoverability test of the wireless long-lived assets. We included cash flow projections from wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the assumed sale of FCC licenses, trade names and customer relationships. The undiscounted future cash flows of the wireless long-lived assets exceeded their net book value and, as a result, no impairment charge was recorded. In addition, we re-assessed the remaining useful lives of these long-lived assets and concluded they were appropriate. See note 2 for additional details regarding our long-lived asset impairment testing policies.

Other Indefinite Lived Intangibles

We have also identified FCC licenses and our Sprint and Boost Mobile trademarks as indefinite lived intangible assets, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We cultivate and protect the use of our brands, such as Sprint and Boost Mobile. We have no legal, regulatory or contractual limitations associated with our trademarks.

We hold several kinds of FCC licenses to deploy our wireless services: 1.9 GHz personal communications services licenses utilized in our CDMA network, 800 megahertz, or MHz, and 900 MHz licenses utilized in our iDEN network and until November 28, 2008, we held 2.5 GHz licenses which we subsequently contributed to Clearwire. We also hold 1.9 GHz and other FCC licenses that we currently do not utilize in our networks or

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations. As long as we act within the requirements and constraints of the regulatory authorities, the renewal and extension of our licenses is reasonably certain at minimal cost. FCC licenses authorize wireless carriers to use radio frequency spectrum. That spectrum is a renewable, reusable resource that does not deplete or exhaust over time. We are not aware of any technology being developed that would render spectrum obsolete. Currently, there are no changes in the competitive or legislative environments that would put in question the future need for spectrum licenses.

In the fourth quarter 2008, we tested other indefinite lived intangibles for impairment by comparing the asset’s respective net book value to estimates of fair value, determined using the direct value method, and concluded that no impairment existed for these assets. Our FCC licenses were combined into two units of accounting, which consisted of our 800 MHz, 900 MHz and 1.9 GHz bands as one unit of accounting and our 2.5 GHz band as another unit of accounting. Our licenses in the 2.5 GHz band were subsequently contributed to Clearwire on November 28, 2008; accordingly, we will only have one unit of accounting in future analyses.

Definite Lived Intangibles

		December 31, 2008			December 31, 2007
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Customer relationships	2 to 5 years	$12,220	$(10,288)	$1,932	$12,246	$(8,043)	$4,203
Trademarks	10 years	889	(304)	585	900	(215)	685
Reacquired rights	9 to 14 years	1,268	(284)	984	1,268	(184)	1,084
Other	5 to 16 years	95	(30)	65	87	(21)	66

		$14,472	$(10,906)	$3,566	$14,501	$(8,463)	$6,038

	2009	2010	2011	2012	2013
	(in millions)
Estimated amortization expense	$1,539	$728	$248	$200	$195

The weighted average amortization period for the acquired definite lived intangibles is ten years for 2008 and eight years for 2007.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rate	Maturities	Balance December 31, 2007	Borrowings	Retirements, Repayments of Principal and Other Adjustments	Balance December 31, 2008
	(in millions)
Senior notes
Sprint Nextel Corporation	1.87 – 9.25%	2010 – 2022	$2,950	$—	$—	$2,950
Sprint Capital Corporation	6.38 – 8.75%	2009 – 2032	11,707	—	(1,253)	10,454
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	—	—	4,780
US Unwired, Inc.		2012	235	—	(235)	—
Alamosa (Delaware), Inc.		2012	250	—	(250)	—
Variable interest entity(1)	6.00%	2018	121	—	(8)	113
Convertible senior notes
Nextel Communications, Inc.	5.25%	2010	607	—	—	607
Credit facilities under Sprint Nextel Corporation
Bank credit facility	3.25%	2010	—	2,500	(1,500)	1,000
Export Development Canada	6.63%	2012	750	—	—	750
Commercial paper	NM	2010	379	681	(1,060)	—
Financing obligation	9.50%	2028	—	694	4	698
Capital lease obligations and other	4.11 – 10.47%	2009 – 2025	106	—	(19)	87
Premiums, discounts and fair value hedge adjustments			245	—	(74)	171

			22,130	$3,875	$(4,395)	21,610

Less current portion			(1,661)			(618)

Long-term debt and capital lease obligations			$20,469			$20,992

(1)	Consolidated as a result of our controlling financial interest.

As of December 31, 2008, Sprint Nextel, the parent corporation, had about $4.7 billion of debt outstanding, which includes indebtedness under the credit facilities. In addition, $15.8 billion in principal of our long-term debt has been issued by wholly-owned subsidiaries and is guaranteed, with some of this debt fully and unconditionally guaranteed by Sprint Nextel Corporation, including debt of its finance subsidiary, Sprint Capital Corporation. The indentures and financing arrangements of certain of our subsidiaries contain provisions that limit cash dividend payments on subsidiary common stock held by our parent corporation. The transfer of cash in the form of advances from the subsidiaries to our parent corporation is generally not restricted.

As of December 31, 2008, about $895 million of our outstanding debt, comprised of certain secured notes, financing and capital lease obligations and mortgages, is secured by $907 million of gross property, plant and equipment and other assets.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We are currently in compliance with all restrictive and financial covenants associated with all of our borrowings. There is no provision under any of our indebtedness that requires repayment in the event of a downgrade by any rating service.

Senior Notes

As of December 31, 2008, we had $18.9 billion of senior, convertible senior and senior serial redeemable notes after making payments of $1.3 billion, $235 million and $250 million towards the early redemption in June 2008 of our 6.125% senior notes due November 2008, the extinguishment in September 2008 of US Unwired, Inc.’s 10% Second Priority Senior Secured Notes due 2012 and the extinguishment of Alamosa (Delaware), Inc.’s 8.5% Senior Notes due 2012, respectively. The remaining senior notes are unsecured. Cash interest on these notes is payable semiannually in arrears. As of December 31, 2008, approximately $16.8 billion of our notes are redeemable at our discretion at the then applicable redemption price, plus accrued and unpaid interest. The $607 million in aggregate principal amount of our 5.25% notes due 2010 are convertible at any time prior to redemption, repurchase or maturity at the option of the holders into shares of our Series 1 common stock at an effective conversion price of $53.65 per share, plus $11.37 in cash for each $1,000 principal amount.

In 2007, we paid a total of $1.4 billion in cash for early redemptions of senior notes, that we redeemed in their entirety including $150 million of IWO Holdings, Inc.’s Senior Secured Floating Rate Notes due 2012, $420 million of UbiquiTel Operating Company’s 9.875% Senior Notes due 2011, $475 million of Nextel Partners, Inc.’s 8.125% Senior Notes due 2011 and $251 million of Alamosa (Delaware), Inc’s 11% Senior Notes due 2010. Also in 2007, we completed the sale of $750 million in principal amount of floating rate notes due 2010. Cash interest is payable quarterly in arrears on March 28, June 28, September 28 and December 28 of each year, at a rate of three-month London Interbank Offered Rate, or LIBOR, plus 40 basis points. We may not redeem these notes prior to maturity. These notes are senior unsecured obligations and rank equal in right of payment with all our other unsecured senior indebtedness.

In 2006, we completed the sale of $2.0 billion in principal amount of 6.0% senior serial redeemable notes due 2016. Cash interest is payable semiannually in arrears on June 1 and December 1 of each year commencing June 1, 2007, at an annual rate of 6.0%. We may choose to redeem some or all of these notes at any time and from time to time at a redemption price equal to the greater of 100% of the principal amount and the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date, on a semi-annual basis, at a U.S. Treasury note interest rate for the remaining term, plus 30 basis points, plus, in each case, accrued interest. These notes are senior unsecured obligations and rank equal in right of payment with all our other unsecured senior indebtedness.

Our weighted average effective interest rate related to our senior notes was 6.5% in 2008 and 7.0% in 2007. The effective interest rate includes the effect of interest rate swap agreements accounted for currently or previously as fair value hedges. See note 10 for additional information regarding interest rate swaps.

Credit Facilities

In February 2008, we drew down $2.5 billion under our revolving bank credit facility. The proceeds were used to repay $1.7 billion in senior notes during the second and third quarters of 2008. We also repaid $1.5 billion of our revolving bank credit facility in the third and fourth quarters of 2008. As of December 31, 2008, we had $2.1 billion in letters of credit, including a $2.0 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, outstanding under our $4.5 billion unsecured revolving bank credit facility. As a result of the outstanding borrowings under our revolving bank credit facility and our outstanding letters of credit, each of which directly impacts the availability of our revolving bank credit facility, we had $1.4 billion of borrowing capacity available under our revolving bank credit facility as of December 31, 2008. The terms of this loan provide for an interest rate equal to LIBOR plus a spread that varies depending on our credit ratings.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2007, we entered into a $750 million unsecured loan agreement with Export Development Canada. As of December 31, 2008, we had borrowed all $750 million available under this agreement and this loan will mature in March 2012. The terms of this loan provide for an interest rate equal to LIBOR, plus a spread that varies depending on our credit ratings. We may choose to prepay this loan, in whole or in part, at any time.

Commercial Paper

In April 2008, we repaid in full our commercial paper outstanding under our commercial paper program which commenced in 2006. The $2.0 billion program was backed by our revolving credit facility and reduced the amount we could borrow under the facility to the extent of the commercial paper outstanding.

Financing Obligation

On September 23, 2008, we closed a transaction with TowerCo Acquisition LLC under which we sold 3,084 cell sites owned by us and subsequently leased the space on those cell sites over a period of ten years with renewal options for an additional 20 years. Due to our continued involvement with the property sold, we accounted for this transaction as a financing transaction and recorded the total proceeds received as a financing obligation and continue to report the cell sites as part of our property, plant and equipment to be depreciated. The $698 million financing obligation includes net cash proceeds of $645 million with approximately $20 million to be received in the first quarter 2009, pursuant to the Unwind Escrow Agreement, along with other adjustments.

Capital Lease Obligations and Other

As of December 31, 2008, we had $87 million in capital lease and other obligations, primarily for the use of communication switches.

Covenants

As of December 31, 2008, we were in compliance with all restrictive and financial covenants associated with all of our borrowings.

On November 3, 2008, we entered into an agreement to amend the terms and conditions of our revolving bank credit facility giving us greater flexibility regarding our financial covenants. Pursuant to the amendment, the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges increased from no more than 3.5 to 1.0 to no more than 4.25 to 1.0. As of December 31, 2008, the ratio was 3.0 to 1.0. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. Under this revolving bank credit facility, we may not pay cash dividends unless our ratio of total indebtedness is less than 2.5 to 1.0.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future Maturities of Long-Term Debt, Financing Obligation and Capital Lease Obligations

For the years subsequent to December 31, 2008, scheduled annual principal payments of long-term debt, including our bank credit facility, financing obligation and capital lease obligations outstanding as of December 31, 2008, are as follows:

(in millions)
2009	$618
2010	2,373
2011	1,667
2012	2,770
2013	1,497
2014 and thereafter	12,514

21,439
Add: premiums, discounts and adjustments	171

$21,610

Note 6.	Supplemental Balance Sheet Information

	December 31,
	2008	2007
	(in millions)
Accounts and notes receivable, net
Trade	$3,165	$4,150
Unbilled trade and other	472	438
Less allowance for doubtful accounts	(276)	(392)

	$3,361	$4,196

Prepaid expenses and other current assets
Prepaid expenses	$380	$395
Deferred charges and other	263	245

	$643	$640

Property, plant and equipment, net
Land	$328	$321
Network equipment, site costs and software	38,273	35,670
Buildings and improvements	4,757	4,694
Non-network internal use software, office equipment and other	3,268	3,295
Less accumulated depreciation	(26,093)	(21,383)

	20,533	22,597
Network asset inventory and construction in progress	1,840	4,039

	$22,373	$26,636

Accounts payable
Trade	$1,574	$2,750
Accrued interconnection costs	391	469
Construction obligations and other	173	262

	$2,138	$3,481

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2008	2007
	(in millions)
Accrued expenses and other current liabilities
Deferred revenues	$1,139	$1,191
Accrued taxes	438	561
Payroll and related	402	355
Accrued interest	384	440
Other	1,162	1,413

	$3,525	$3,960

Other liabilities
Deferred rental income—communications towers	$864	$930
Deferred rent	1,213	1,146
Accrued taxes—uncertain tax benefits	345	553
Deferred revenue	207	245
Post-retirement benefits and other non-current employee related liabilities	913	363
Other	636	610

	$4,178	$3,847

Note 7.	Severance, Exit Costs and Asset Impairments

In 2008, total severance, exit costs and asset impairment costs aggregated $817 million compared to $440 million in 2007 and $207 million in 2006.

Severance and Exit Costs Activity

During 2008, we recorded $355 million of severance and lease termination costs related to the separation of employees and continued organizational realignment initiatives. Of these amounts, $235 million of the severance costs and $35 million of the lease exit costs related to our Wireless segment, and $55 million of the severance costs and $7 million of the lease exit costs related to our Wireline segment. The remaining $23 million of severance costs related to our Corporate segment. In 2007, in order to improve our cost structure we reduced our full-time headcount. As a result of these and other terminations, we recorded $159 million and $35 million of expenses to our Wireless and Wireline segments, respectively. In addition, we recorded lease exit costs of $83 million in 2007, including $71 million that related to our Wireless segment and $12 million that related to our Wireline segment.

In 2006, we rationalized our cost structure resulting from the Sprint-Nextel merger and the PCS Affiliates and Nextel Partners acquisitions. Our merger and integration efforts affected many areas of our business and operations, including network, information technology, customer care and general and administrative functions. These activities resulted in $138 million in severance and lease exit costs associated with work force reductions, with $102 million and $36 million recorded to our Wireless and Wireline segments, respectively.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a summary of our severance and exit costs liability, exclusive of exit costs that are associated with business combinations.

		2008 Activity
	Balance December 31, 2007	Expense	Cash Payments and Other	Balance December 31, 2008
	(in millions)
Lease terminations	$95	$42	$(36)	$101
Severance	30	313	(253)	90

Total costs	$125	$355	$(289)	$191

		2007 Activity
	Balance December 31, 2006	Expense	Cash Payments and Other	Balance December 31, 2007
	(in millions)
Lease terminations	$80	$83	$(68)	$95
Severance	34	194	(198)	30

Total costs	$114	$277	$(266)	$125

		2006 Activity
	Balance December 31, 2005	Expense(1)	Cash Payments and Other	Balance December 31, 2006
	(in millions)
Lease terminations	$78	$43	$(41)	$80
Severance	—	95	(61)	34

Total costs	$78	$138	$(102)	$114

(1)	Excluded from the table above are severance and exit costs of $27 million in 2006 that were allocated to our Local segment prior to the spin-off of Embarq, and are included in discontinued operations in the consolidated statement of operations.

Asset Impairment

In 2008, we recorded asset impairments of $435 million primarily related to cell site development costs and network asset equipment in our Wireless segment, no longer necessary for management’s strategic plans. In addition, we also recorded losses on disposition of assets of $27 million in 2008. In 2007, we had asset impairments of $163 million, primarily attributable to our Wireless segment, which included the write-off of cell site development costs that we abandoned as the sites would not be used based on management’s strategic network plans, the sale of Velocita Wireless, and the closing of retail stores due to integration efforts. In 2006, we had asset impairments of $69 million related to software applications and abandonment of various assets, including certain cell sites under construction in our Wireless segment.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Fair Value

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

On January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements, for all financial and nonfinancial assets and liabilities recognized at fair value in the consolidated financial statements on a recurring basis. The adoption of this statement did not change our previous accounting for financial assets and liabilities. The provisions of SFAS No. 157 will be applied to nonfinancial assets and liabilities that are recognized at fair value in the consolidated financial statements on a nonrecurring basis beginning January 1, 2009. Upon application of the remaining provisions of SFAS No. 157 on January 1, 2009, we will provide additional disclosures regarding our nonrecurring fair value measurements, including our review of indefinite lived intangible assets.

SFAS No. 157 changed the definition of fair value, as defined by previous statements, to the “price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” If market assumptions are not readily available, we use our own assumptions to reflect those that market participants would use in pricing the asset or liability at the measurement date. Our valuation approaches in determining fair value include market, income and/or cost approaches.

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

The following fair value hierarchy table presents information regarding our assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Quoted Prices in Active Markets for Identical Assets (Level 1)(1)	Significant Other Observable Inputs (Level 2)(2)	Balance December 31, 2008
	(in millions)
Marketable debt securities	$28	$—	$28
Marketable equity securities	37	—	37
Derivative instruments	—	1	1

	$65	$1	$66

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	Level 1—fair value based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Level 1 inputs generally reflect fair value and are not adjusted. Assets and liabilities utilizing Level 1 inputs include exchange traded equity securities, exchange traded debt securities and U.S. Government securities.
(2)	Level 2—fair value based on quoted prices in markets that are not active or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are not directly observable, but that are corroborated by observable market data. It may be necessary to make adjustments to Level 2 inputs to account for illiquidity or any difference between the asset or liability to which the quote relates and the actual asset or liability being measured at fair value. Assets and liabilities valued utilizing Level 2 inputs include derivative instruments, which are not actively traded.

The carrying amounts and estimated fair values of our financial instruments at year-end were as follows:

	December 31,
	2008(1)		2007(1)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Marketable debt and equity securities and nonmarketable equity securities	$92	$92	$294	$294
Derivative instruments	1	1	15	15
Debt, including current portion(2)	21,610	14,449	22,130	22,019

(1)	Cash and cash equivalents, accounts and notes receivable, deposits, accounts payable and accrued expenses and other items have been excluded from the table above, as the carrying amount on the consolidated balance sheets approximate their fair value due to their short term nature.
(2)	Estimated fair value of debt is based on available market prices and estimates using available market data information and appropriate valuation methodologies.

Note 9.	Income Taxes

Income tax benefit (expense) allocated to continuing operations consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Current income tax benefit (expense)
Federal	$17	$15	$102
State	(15)	(7)	(119)

Total current income tax benefit (expense)	2	8	(17)

Deferred income tax benefit (expense)
Federal	1,110	84	(556)
State	153	242	88

Total deferred income tax benefit (expense)	1,263	326	(468)

Foreign income tax expense	(1)	(3)	(3)

Total income tax benefit (expense)	$1,264	$331	$(488)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes related to continuing operations were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$1,421	$10,421	$(519)
Effect of:
Goodwill impairment	(278)	(10,237)	—
State income taxes, net of federal income tax effect	58	48	(47)
State law changes, net of federal income tax effect	32	105	27
Tax audit settlements	—	—	42
Other, net	31	(6)	9

Income tax benefit (expense)	$1,264	$331	$(488)

Effective income tax rate	31.1%	1.1%	32.9%

Income tax benefit (expense) allocated to other items was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)
Discontinued operations	$—	$—	$(234)
Unrecognized net periodic pension and postretirement benefit cost(1)	234	(10)	4
Unrealized gains (losses) on securities(1)	11	(3)	48
Unrealized gains (losses) on qualifying cash flow hedges(1)	—	—	(5)
Stock ownership, purchase and option arrangements(2)	(64)	(15)	1
Cumulative effect of adoption of SAB No. 108—leases(3)	—	—	31
Gain on deconsolidation of net assets contributed to Clearwire(2)	(260)	—	—
Goodwill, reduction of valuation allowance on acquired assets	—	93	68
Identifiable intangible assets	190	—	—

(1)	These amounts have been recorded directly to shareholders’ equity—accumulated other comprehensive loss on the consolidated balance sheets.
(2)	These amounts have been recorded directly to shareholders’ equity—paid-in capital on the consolidated balance sheets.
(3)	This amount has been recorded directly to shareholders’ equity—retained earnings on the consolidated balance sheet.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize deferred income taxes for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities at December 31, 2008 and 2007, along with the income tax effect of each, were as follows:

	December 31, 2008		December 31, 2007
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$—	$1,929	$407	$1,053
Capital loss carryforwards	—	74	—	45
Accruals and other liabilities	261	839	228	958
Tax credit carryforwards	—	650	—	672
Pension and other postretirement benefits	—	329	—	84

	261	3,821	635	2,812
Valuation allowance	(46)	(665)	(115)	(608)

	215	3,156	520	2,204

Deferred tax liabilities
Property, plant and equipment	—	2,495	—	2,617
Intangibles	—	6,754	—	8,261
Investments	—	974	—	68
Other	122	129	73	—

	122	10,352	73	10,946

Current deferred tax asset	$93		$447

Long-term deferred tax liability		$7,196		$8,742

During 2008, we incurred $55 million of foreign loss which is included in (loss) income from continuing operations. During 2007 and 2006, we had $132 million and $52 million, respectively, of foreign income included in (loss) income from continuing operations. We have no material unremitted earnings of foreign subsidiaries.

In 1998, we acquired $229 million of potential tax benefits related to net operating loss carryforwards in the controlling interest acquisition of our wireless joint venture, which we call the PCS Restructuring. The benefits acquired in the PCS Restructuring are subject to certain realization restrictions under various tax laws. We are required to reimburse the former cable company partners of the joint venture for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by us produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by us and will be made to the former cable company partners in shares of our stock. As of December 31, 2008, the unexpired carryforward benefits subject to this requirement total $183 million and we maintained a valuation allowance on the entire amount of these tax benefits.

As of December 31, 2008, we had federal operating loss carryforwards of $4.0 billion and state operating loss carryforwards of $11.4 billion. Related to these loss carryforwards are federal tax benefits of $1.4 billion and state tax benefits of $780 million. Approximately $300 million of the federal operating loss carryforwards expire prior to 2013 and the remaining $3.7 billion expire in varying amounts between 2018 and 2028. The state operating loss carryforwards expire in varying amounts through 2028.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $3.7 billion and state alternative minimum tax net operating loss carryforwards of $814 million. The loss carryforwards expire in varying amounts through 2028. We also had available capital loss carryforwards of $211 million. Related to these capital loss carryforwards are tax benefits of $74 million. Capital loss carryforwards of $129 million expire in 2009 and the remaining $82 million expire in 2013.

We also had available $650 million of federal and state income tax credit carryforwards as of December 31, 2008. Included in this amount are $124 million of income tax credits which expire prior to 2013 and $240 million which expire in varying amounts between 2013 and 2028. The remaining $286 million do not expire.

The valuation allowance related to deferred income tax assets decreased $12 million in 2008 and $230 million in 2007. The 2008 decrease is primarily related to the utilization or expiration of income tax carryforwards and a reclassification to deferred tax liabilities. The 2007 decrease is primarily related to a reclassification to other liabilities in accordance with the adoption of FIN 48 and the use of a capital loss on which a valuation allowance had been previously provided.

We believe it is more likely than not that these deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities or ordinary operations. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets. When we evaluated these and other qualitative factors and uncertainties concerning our company and industry, we found that they provide continuing evidence requiring the valuation allowance which we currently recognize related to the realization of the tax benefit of our net operating loss and tax credit carryforwards as of December 31, 2008.

FASB Interpretation No. 48

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The cumulative effect of adopting FIN 48 generally is recorded directly to retained earnings. However, to the extent the adoption of FIN 48 resulted in a revaluation of uncertain tax positions acquired in any purchase business combination, the cumulative effect was recorded as an adjustment to the goodwill remaining from the corresponding purchase business combination.

As a result of the adoption of FIN 48, we recognized a $20 million increase in the liability for unrecognized tax benefits, which was accounted for as a $24 million increase to goodwill and a $4 million increase to retained earnings as of January 1, 2007. The total unrecognized tax benefits attributable to uncertain tax positions as of January 1, 2007 were $606 million. Upon adoption of FIN 48, we reclassified the majority of our liability for unrecognized tax benefits from deferred tax liabilities to other liabilities with the remainder being netted against our deferred tax assets. Upon adoption, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $89 million, if recognized. The total unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2008 and December 31, 2007 were $449 million and $654 million, respectively. At December 31, 2008, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $336 million, if recognized.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of December 31, 2008 and December 31, 2007, the accrued liability for income tax related interest was $40 million and $71 million, respectively. The accrued liability for penalties was $13 million as of December 31, 2008 and 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(in millions)
Balance at January 1	$654	$606
Additions based on current year tax positions	9	44
Additions based on prior year tax positions	38	18
Reductions for prior year tax positions	(18)	(11)
Reductions for settlements	(109)	(3)
Reductions for lapse of statute of limitations	(125)	—

Balance at December 31	$449	$654

The 2008 reduction in unrecognized tax benefits was principally attributable to income tax settlements and lapses of statute of limitations in various tax jurisdictions. As the majority of these unrecognized tax benefits were originally acquired in purchase business combinations, intangible assets were reduced.

We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial. The Internal Revenue Service, or IRS, has effectively completed the examination of our consolidated returns related to years prior to 2007. We have reached settlement agreements with the Appeals division of the IRS for our examination issues in dispute for years prior to 2003. The unresolved disputed issues from the 2003-2006 IRS examinations are in various stages of consideration by the Appeals division of the IRS; however, they are immaterial to our consolidated financial position. The IRS has also completed their examination of the 2001 through pre-merger 2005 consolidated income tax returns of our subsidiary, Nextel Communications, Inc. The disputed issues from this pre-merger Nextel examination are awaiting consideration by the Appeals division and are immaterial to our consolidated financial position. In addition, we are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative review or appellate process. Based on our current knowledge of the examinations, administrative reviews and appellate processes, we believe it is reasonably possible many of our uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to approximately $200 million in our unrecognized tax benefits.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Derivative Instruments and Hedging Activities

Our derivative instruments typically include interest rate swaps, stock warrants, option contracts, and foreign currency forward and option contracts. We primarily use derivative instruments to hedge our exposure to the market risks associated with unfavorable movements in interest rates, equity prices and foreign currencies. Our board of directors has authorized us to enter into derivative transactions, and all transactions comply with our risk management policies.

Interest Rate Derivatives

As of December 31, 2008, we did not hold any interest rate swaps. As of December 31, 2007, the fair value of interest rate swaps was $7 million. These swaps were entered into as hedges of the fair value of a portion of our senior notes and met all the required criteria under SFAS No. 133, as amended. We recognize all changes in the fair values of the interest rate swaps as a gain or loss within other (expense) income on the consolidated statements of operations, in accordance with SFAS No. 133, as amended. Under the shortcut method, these changes in the fair value of the hedging instrument are offset by an equal change in the fair value of the underlying debt, with no net impact on earnings.

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

The remaining option contracts were written for a total of about 13 million common shares of NII Holdings related to the forecasted sale of those shares in the fourth quarter 2006 and were designated and effective as cash flow hedges of a forecasted transaction. In the fourth quarter 2006, we sold our remaining investment of about 13 million common shares of NII Holdings and settled the remaining option contracts using common shares of NII Holdings borrowed under stock loan agreements. We recognized a gain of $396 million from the sale of the underlying shares, partially offset by a realized loss of $251 million from the change in fair value of the option contracts, resulting in a net gain of $145 million recorded to other income. We also recorded $53 million of income tax expense in the fourth quarter 2006 relating to this transaction as a result of the sale of the NII Holdings shares and the settlement of the option contracts, as well as the reversal of a deferred tax liability relating to the NII Holdings shares. The use of borrowed shares to settle the option contracts was accounted for as a collateralized borrowing, resulting in an increase of $866 million to prepaid expenses and other current assets and accrued expenses and other current liabilities for the fair value of the underlying shares. In 2006, we recognized a financing cash inflow of $866 million related to the borrowing and an equal investing cash outflow related to collateral posted for the borrowed shares. The collateralized borrowing was terminated in January 2007.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Shareholders’ Equity

Our articles of incorporation authorize 6,620,000,000 shares of capital stock as follows:

•	6,000,000,000 shares of Series 1 voting common stock, par value $2.00 per share;

•	500,000,000 shares of Series 2 voting common stock, par value $2.00 per share;

•	100,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, no par value per share.

Classes of Common Stock

Series 1 Common Stock

The holders of our Series 1 common stock are entitled to one vote per share on all matters submitted for action by the shareholders. There were about 2.8 billion shares of Series 1 common stock outstanding as of December 31, 2008.

Series 2 Common Stock

The holders of our Series 2 common stock are entitled to 10% of one vote per share, but otherwise have rights that are substantially identical to those of the Series 1 common stock. There were about 75 million shares of Series 2 common stock outstanding as of December 31, 2008.

Non-Voting Common Stock

About 38 million shares of our non-voting common stock were issued in the Sprint-Nextel merger in August 2005 to Motorola and its subsidiary, the only holders of non-voting common shares. In December 2006, Motorola and its subsidiary exercised their right to convert the non-voting common shares into an equal number of shares of our Series 1 common stock, resulting in a $623 million decrease in paid-in capital and a reduction in treasury shares, as shown in the consolidated statements of shareholders’ equity.

Dividends

We did not declare any dividends on our common shares in 2008. We declared and paid a dividend of $0.025 per share on the Series 1 common stock and the Series 2 common stock in each of the quarters of 2007 and 2006 and a dividend of $0.025 per share on the non-voting common stock in each of the quarters of 2006.

Share Repurchase Program

On July 25, 2006, our board of directors authorized a program for the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. We did not repurchase any shares under this program during 2008, and the program has expired. We repurchased 185 million shares of our Series 1 common stock for $3.5 billion at an average price of $18.77 per share during 2006 and 2007.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Reserved for Future Grants

As of December 31, 2008, Series 1 common stock reserved for future grants under plans providing for the grant of stock options and other equity-based awards, future grants under the employees stock purchase plan or future issuances under various other arrangements included:

Shares
(in millions)
Employees stock purchase plan	10.6
Officer and key employees’ and directors’ stock options and other equity-based awards	176.7
5.25% convertible debt conversion rights	11.3

198.6

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	As of December 31,
	2008	2007
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(537)	$(158)
Unrealized net (losses) gains related to investments	(6)	11
Foreign currency translation adjustments	19	36

Accumulated other comprehensive loss	$(524)	$(111)

Note 12.	Share-Based Compensation

As of December 31, 2008, we sponsored four equity incentive plans, the 2007 Omnibus Incentive Plan, or 2007 Plan; the 1997 Long-Term Incentive Program, or the 1997 Program; the Nextel Incentive Equity Plan, or the Nextel Plan; and the Management Incentive Stock Option Plan, or the MISOP, as well as our Employees Stock Purchase Plan, or ESPP. On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. Options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three years, and generally have a contractual term of ten years. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. On February 11, 2008 and November 5, 2008, we made certain amendments to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

During 2008, the number of shares available under the 2007 Plan increased by about 27 million, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expired, or otherwise terminated. As of December 31, 2008, about 177 million common shares were available under the 2007 Plan.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the 1997 Program, we previously had the authority to grant options, restricted shares, restricted stock units and other equity-based awards to directors and employees. As of December 31, 2008, awards to acquire about 65 million shares were outstanding under the 1997 Program. Under the 1997 Program, options generally were granted with an exercise price equal to the market value of the underlying shares on the grant date. Options granted in 2008, 2007 and 2006 generally vest on an annual basis over three years and have a contractual term of ten years. Restricted stock units granted in 2008, 2007 and 2006 generally have both performance and service requirements with vesting periods ranging from one to three years. Furthermore, restricted stock units granted after the second quarter 2008 included quarterly performance targets. These awards, however, were not granted until after the performance targets had been met. Therefore, at the grant date these awards only had a remaining service requirement and vest six months following the last day of the applicable quarter.

Under the Nextel Plan, outstanding Nextel deferred shares, or nonvested shares, which constitute an agreement to deliver shares upon the performance of service over a defined period of time, and grants of options to purchase Nextel common shares were converted at the time of the Sprint-Nextel merger into our nonvested shares or options to purchase a number of our common shares. As of December 31, 2008, awards to acquire 33 million common shares were outstanding under the Nextel Plan. Options were granted prior to the Sprint-Nextel merger with an exercise price equal to the market value of the underlying shares on the grant date. These options vest on a monthly basis over periods of up to four years, and have a contractual term of ten years. Employees are not required to pay for the nonvested shares; however, they must remain employed with us until the restrictions on the shares lapse. The nonvested shares generally vest over a service period ranging from several months to four years. An accelerated vesting schedule may be triggered in the event of a change in control. Accelerated vesting was triggered with respect to certain deferred shares and options granted prior to the Sprint-Nextel merger as a result of the Sprint-Nextel merger.

Under the MISOP, we granted stock options to employees eligible to receive annual incentive compensation. Eligible employees could elect to receive stock options in lieu of a portion of their target incentive under our annual incentive compensation plans. The options generally became exercisable on December 31 of the year granted and have a maximum contractual term of ten years. Under the MISOP, we also granted stock options to executives in lieu of long-term incentive compensation, or LTIP-MISOP options. The LTIP-MISOP options generally became exercisable on the third December 31 following the grant date and have a maximum term of ten years. MISOP options were granted with exercise prices equal to the market price of the underlying common stock on the grant date. As of December 31, 2008, options to buy about 26 million common shares were outstanding under the MISOP.

In connection with the Sprint-Nextel merger, the vesting of certain equity-based awards issued under the 1997 Program, the MISOP and the Nextel Plan was accelerated following the termination of employment of certain award recipients. In January 2005, we adopted a retention program designed to retain our senior executives and other key personnel through completion of the Sprint-Nextel merger and for the one-year period following the merger. Under this program, if we terminated the employment of a program participant other than for cause within one year of the Sprint-Nextel merger, certain unvested equity-based awards held by that participant vested automatically. Under the Nextel Plan, if, within one year of the Sprint-Nextel merger, we terminated other than for cause the employment of a holder of an equity-based award granted under the plan, or in the case of specified executives, the holder terminated his or her employment with good reason, as defined in the plan, then that holder’s unvested equity-based awards vested automatically.

Under our ESPP, eligible employees may subscribe quarterly to purchase shares of our Series 1 common stock through payroll deductions of up to 20% of eligible compensation. The purchase price is equal to 90% of the market value on the last trading day of each quarterly offering period. The aggregate number of shares purchased by an employee may not exceed 9,000 shares or $25,000 of fair market value in any calendar year,

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to limitations imposed by Section 423 of the Internal Revenue Code. As of December 31, 2008, the ESPP authorized for purchase about 11 million shares, which is net of elections made in 2008 by employees participating in the fourth quarter 2008 offering period under the ESPP to purchase about 4 million of our common shares, which were issued in the first quarter 2009. Employees purchased these shares for $1.67 per share.

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

Pre-tax share-based compensation charges included in net (loss) income from our share-based award plans was $272 million for 2008, $265 million for 2007 and $361 million for 2006. Pre-tax share-based compensation cost charges included in income from continuing operations from our share-based award plans was $272 million for 2008, $265 million for 2007 and $338 million for 2006.

The total income tax benefit recognized in the consolidated financial statements for share-based award compensation was $101 million for 2008, $96 million for 2007 and $138 million for 2006. The total income tax benefit recognized in the statement of operations related to continuing operations for share-based award compensation was $101 million in 2008, $96 million in 2007 and $129 million for 2006.

As of December 31, 2008, there was $129 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 1.41 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $57 million for 2008, $344 million for 2007 and $405 million for 2006. The actual tax benefit realized for the tax deductions from exercise of the share-based payment arrangements was less than $1 million for 2008, totaled $4 million for 2007 and $6 million for 2006.

Under our share-based payment plans, we had options and restricted stock units outstanding as of December 31, 2008. Forfeitures were estimated for share-based awards using a 6.5% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. The risk-free rate used in 2008, 2007 and 2006 is based on the zero-coupon U.S. Treasury bond with a term equal to the expected term of the options. The volatility used is the implied volatility from traded options on our common shares. The expected dividend yield used is estimated based on our historical dividend yield and other factors. The expected term of options granted is estimated using the simplified method, defined as the average of the vesting term and the contractual term. Options outstanding as of December 31, 2008 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan and the MISOP, as discussed above.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2008	2007	2006(1)
Weighted average grant date fair value	$4.59	$6.05	$6.97
Risk free interest rate	2.76% – 3.30%	3.70% – 5.12%	4.53% –5.21%
Expected volatility(2)	69.7% – 98.5%	26.6% – 38.3%	22.5% – 27.9%
Weighted average expected volatility(2)	77.3%	29.0%	24.7%
Expected dividend yield	0.00%	0.46% – 0.72%	0.44% – 0.58%
Weighted average expected dividend yield	0.00%	0.56%	0.46%
Expected term (years)	6.0 – 6.5	6.0	6.0
Options granted (millions)	8	17	14

(1)	Values, other than the risk free interest rate and the expected term, have been adjusted for the spin-off of Embarq based on the 1.0955 conversion rate.
(2)	We based our estimate of expected volatility on the implied volatility of exchange traded options, consistent with the guidance in SAB No. 107, Share-Based Payment.

A summary of the status of the options under our option plans as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2008	151	$23.71
Granted	8	$6.82
Exercised	(4)	$7.24
Forfeited/expired	(25)	$24.40

Outstanding December 31, 2008	130	$23.05	4.39	$0

Vested or expected to vest at December 31, 2008	127	$23.26	4.30	$0

Exercisable at December 31, 2008	109	$24.71	3.60	$0

As of December 31, 2008, there was $61 million of total unrecognized compensation cost related to unvested options and that cost is expected to be recognized over a weighted-average period of 1.50 years. The total intrinsic value of options exercised was $9 million during 2008, $150 million during 2007 and $264 million during 2006.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above.

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in thousands)
Outstanding January 1, 2008	5,876	5,644	$18.81	$21.29
Granted	—	17,441	—	$6.03
Vested	(79)	(8,610)	$18.78	$14.05
Forfeited	(577)	(527)	$18.78	$15.77
Performance met(1)	—	—	—	—
Performance not met(1)	—	—	—	—

Outstanding December 31, 2008	5,220	13,948	$18.81	$6.97

(1)	We evaluate performance conditions for restricted stock units at the end of the performance period. Restricted stock units granted in 2008, 2007 and 2006 generally have both performance and service requirements with vesting periods ranging from one to three years. Furthermore, restricted stock units granted after the second quarter 2008 included quarterly performance targets. These awards, however, were not granted until after the performance targets had been met. Therefore, at the grant date these awards only had a remaining service requirement and are reflected above in the future service required column.

As of December 31, 2008, there was $68 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.33 years. The total fair value of restricted stock units vested was $41 million during 2008, $78 million during 2007 and $49 million during 2006. The weighted-average grant date fair value of restricted stock units granted during 2008 was $6.03 per unit, compared with $18.43 per unit for 2007 and $24.04 per unit for 2006.

Most restricted stock units outstanding as of December 31, 2008 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to accumulated deficit when paid.

Note 13.	Segments

We have two reportable segments: Wireless and Wireline. These segments are organized by products and services. Until May 2006, we operated a third reportable segment, our local communications business, that provided local and long distance voice and data services and is classified as discontinued operations. See note 16 for more information.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our chief executive officer uses segment earnings as the primary measure to evaluate segment performance and make resource allocation decisions. We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, goodwill and asset impairments, other and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level.

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

We generally account for transactions between segments based on fully distributed costs, which we believe approximate fair value. In certain transactions related to commercial services, pricing is set using market rates. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2008
Net operating revenues	$30,427	$5,208	$—	$35,635
Inter-segment revenues(1)	—	1,124	(1,124)	—
Total segment operating expenses(2)	(23,651)	(5,157)	837	(27,971)

Segment earnings	$6,776	$1,175	$(287)	7,664

Less:
Depreciation				(5,953)
Amortization				(2,443)
Severance, exit costs and asset impairments(3)				(817)
Goodwill impairment				(963)
Merger and integration expenses(4)				(130)

Operating loss				(2,642)
Interest expense				(1,362)
Interest income				97
Equity in losses of unconsolidated affiliates and other, net				(129)
Realized loss on sale or exchange of investments, net				(24)

Loss from continuing operations before income taxes				$(4,060)

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2007
Net operating revenues	$34,698	$5,479	$(31)	$40,146
Inter-segment revenues(1)	2	984	(986)	—
Total segment operating expenses(2)	(24,786)	(5,389)	829	(29,346)

Segment earnings	$9,914	$1,074	$(188)	10,800

Less:
Depreciation				(5,621)
Amortization				(3,312)
Severance, exit costs and asset impairments(3)				(440)
Goodwill impairment				(29,649)
Merger and integration expenses(4)				(516)
Other, net				(2)

Operating loss				(28,740)
Interest expense				(1,433)
Interest income				151
Equity in losses of unconsolidated affiliates and other, net				(6)
Realized gain on sale or exchange of investments, net				253

Loss from continuing operations before income taxes				$(29,775)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2006
Net operating revenues(5)	$35,097	$5,819	$87	$41,003
Inter-segment revenues(1)	4	741	(745)	—
Total segment operating expenses(5)	(23,423)	(5,569)	689	(28,303)

Segment earnings	$11,678	$991	$31	12,700

Less:
Depreciation				(5,738)
Amortization				(3,854)
Severance, exit costs and asset impairments(3)				(207)
Merger and integration expenses(4)				(413)
Other, net				(4)

Operating income				2,484
Interest expense				(1,533)
Interest income				301
Equity in losses of unconsolidated affiliates and other, net				26
Realized gain on sale or exchange of investments, net				205

Income from continuing operations before income taxes				$1,483

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2008
Capital expenditures(6)	$2,386	$522	$974	$3,882
Total assets(6)	46,977	3,494	7,781	58,252
2007
Capital expenditures(6)	$5,067	$567	$688	$6,322
Total assets(6)	55,065	3,629	5,601	64,295
2006
Capital expenditures(6)	$5,944	$828	$784	$7,556
Total assets(6)	90,884	3,548	2,729	97,161

(1)	Inter-segment revenues consist primarily of long distance services provided to the Wireless segment for resale to wireless subscribers.
(2)	Included in the corporate results are operating expenses related to our planned deployment of a next-generation broadband wireless network. That network was contributed to Clearwire in a transaction that closed on November 28, 2008. Refer to note 3 for more information.
(3)	See note 7 for additional information on severance, exit costs and asset impairments.
(4)	Merger and integration expenses are generally non-recurring in nature and primarily include costs for the launch of common customer interfacing systems, processes and other integration and planning activities. In 2007, these costs also included certain costs to provide wireless devices that operate seamlessly between the CDMA and iDEN networks, certain customer care costs, costs to retain employees, costs related to re-branding and other integration costs.
(5)	Included in the 2006 corporate results are the historical net revenues and related operating costs of certain consumer wireline subscribers transferred to Embarq in connection with the spin-off. These operating results were previously reported in our Local segment and reflect activity through the date of the spin-off. These operating results have not been reflected as discontinued operations due to our continuing involvement with these consumer wireline subscribers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.
(6)	Corporate assets are not allocated to the operating segments and consist primarily of cash and cash equivalents, the corporate headquarters campus, our equity method investment in Clearwire, other assets managed at a corporate level and assets that were related to our 4G wireless broadband business that was subsequently contributed to Clearwire. Refer to note 3 for more information. Corporate capital expenditures include various administrative assets and assets that were contributed to Clearwire. Operating expenses related to corporate assets are allocated to each segment.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net operating revenues by service and products were as follows:

	Wireless	Wireline	Corporate and Eliminations(1)(2)	Consolidated
	(in millions)
2008
Wireless services	$27,492	$—	$—	$27,492
Wireless equipment	1,992	—	(2)	1,990
Voice	—	3,079	(804)	2,275
Data	—	959	(127)	832
Internet	—	2,148	(192)	1,956
Other	943	146	1	1,090

Total net operating revenues	$30,427	$6,332	$(1,124)	$35,635

2007
Wireless services	$31,044	$—	$—	$31,044
Wireless equipment	2,595	—	(36)	2,559
Voice	—	3,509	(820)	2,689
Data	—	1,210	(92)	1,118
Internet	—	1,575	(71)	1,504
Other	1,061	169	2	1,232

Total net operating revenues	$34,700	$6,463	$(1,017)	$40,146

2006
Wireless services	$31,059	$—	$—	$31,059
Wireless equipment	3,172	—	—	3,172
Voice	—	3,769	(638)	3,131
Data	—	1,432	(73)	1,359
Internet	—	1,143	(27)	1,116
Other	870	216	80	1,166

Total net operating revenues	$35,101	$6,560	$(658)	$41,003

(1)	Revenues eliminated in consolidation consist primarily of long distance services provided to the Wireless segment for resale to wireless subscribers.
(2)	Included in the 2006 corporate results are the historical net revenues of certain consumer wireline subscribers transferred to Embarq in connection with the spin-off. These revenues were previously reported in our Local segment and reflect activity through the date of the spin-off. These revenues have not been reflected as discontinued operations due to our continuing involvement with these consumer wireline subscribers under a wholesale long distance agreement with Embarq. This agreement became effective as of the date of the spin-off.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Commitments and Contingencies

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties proceeded with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to the company, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We have reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to us. The Court issued its preliminary approval of the settlement on July 17, 2008, and the Court is in the process of considering objections to the settlement.

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

In connection with the Sprint-Nextel merger in 2005, we disclosed that several PCS Affiliates had filed lawsuits in various courts, alleging that the Sprint-Nextel merger would result in breaches of exclusivity provisions in their commercial affiliation agreements with our subsidiaries. With the exception of iPCS Wireless, Inc., or iPCS, all such suits have been disposed of. On September 24, 2008, the Illinois Supreme Court denied our petition for appeal in a contract dispute with iPCS. As a result, the Illinois Circuit Court decision from August 2006 holding that Sprint’s merger with Nextel breached Sprint’s agreement with iPCS was upheld. The judge in that case entered an order requiring Sprint to cease owning, operating or managing the iDEN network in parts of certain Midwestern states (Illinois, Iowa, Michigan, Missouri, Nebraska, Wisconsin and a small portion of Indiana) that make up the iPCS territory. On October 15, 2008, we filed a motion asking the Illinois Supreme Court to reconsider its decision not to hear the appeal, on grounds that the Circuit Court decision infringed upon the FCC’s authority to determine the ownership and use of telecommunications licenses, and on grounds that the injunction entered by the Circuit Court violates Illinois public policy. The Illinois Supreme Court declined to hear the appeal but increased the time for compliance with the order to 360 days, which began to run on January 30, 2009. We have also filed a motion asking the Circuit Court to reconsider its decision in light of newly-discovered evidence that was not produced by iPCS in the earlier Circuit Court proceeding. The Circuit Court denied that motion, and we have appealed that denial. We continue to believe the Circuit Court injunction is erroneous and contrary to public policy, and will continue to oppose it vigorously. If we are unsuccessful in our efforts to challenge the injunction, we may have to depreciate our iDEN assets in the iPCS markets on an accelerated basis and/or pursue other strategic alternatives.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Spectrum Reconfiguration Obligations

In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. The interference is believed to have been caused as a result of the operations of commercial mobile radio service providers operating on frequencies adjacent to a number of public safety communication systems in the same geographic area. We assumed the obligations inherent in the Report and Order in August 2005 when we merged with Nextel Communications, Inc.

The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. In addition, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band; however, we are required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC.

The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities under the Report and Order. The FCC determined under the Report and Order that, for purposes of calculating that payment amount, the value of the 1.9 GHz spectrum is about $4.9 billion and the aggregate value of the 700 MHz spectrum and the 800 MHz spectrum surrendered, net of 800 MHz spectrum received as part of the exchange, is about $2.1 billion, which, because of the potential payment to the U.S. Treasury, results in minimum cash obligation of about $2.8 billion by us under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion.

The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2007	2008 Additions and Adjustments	Through December 31, 2008(1)
	(in millions)
FCC licenses	$732	$645	$1,377
Property, plant and equipment	148	2	150
Costs not benefiting our infrastructure or spectrum positions	234	4	238

	$1,114	$651	$1,765

(1)	Excluded from the table above are estimated reconfiguration costs incurred to date that are included in property, plant and equipment on our consolidated balance sheet, which are based on allocations between reconfiguration activities and our normal network improvements. The methodology with which we have calculated these costs has not been approved by the Transition Administrator, or TA. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From the inception of the program through December 31, 2008, we have incurred approximately $1.8 billion of costs directly attributable to the spectrum reconfiguration program. When expended, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.2 and $3.6 billion. Neither the actual amounts incurred through December 31, 2008, nor the range of total direct costs estimated to complete spectrum reconfigurations, includes any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC and the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which we estimate to be approximately $200 million. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury. The FCC has designated the independent TA to monitor, facilitate and review our expenditures for the 800 MHz band reconfiguration.

As required under the terms of the Report and Order, we delivered a $2.5 billion letter of credit to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The Report and Order provides for the possibility of periodic reductions in the amount of the letter of credit. During 2008, we determined based on the information available to us, that the total cost of reconfiguring the incumbent users of the 800 MHz are likely to be less than $2.5 billion. The TA reviewed our forecasts and recommended to the FCC $529 million in reductions in the letter of credit based on costs incurred through June 30, 2008. The FCC concurred with the TA’s requests and the letter of credit has been reduced to $2.0 billion.

With respect to timing, the Report and Order required the completion of the 800 MHz band reconfiguration within a 36-month period ending June 26, 2008, with an exception made with respect to markets that border Mexico and Canada. On October 30, 2008, the FCC released an Order granting us relief we had previously requested with respect to the June 26, 2008 completion date whereby a staged, milestone-based reduction will be used for the interleaved spectrum that we would otherwise have been required to surrender by June 26, 2008. In addition to defining progress benchmarks, which will determine the amount of spectrum we relinquish on a region-by-region basis, the FCC adopted a deadline of March 31, 2010, at which time we may be required to relinquish portions of our 800 MHz interleaved spectrum in advance of completion of rebanding and receipt of remaining replacement spectrum. This Order alleviates the spectrum constraints we may have faced as a result of the original June 26, 2008 completion date. The exception with respect to markets that border Canada was clarified on May 9, 2008, when the FCC issued the Canadian border plans which included a 30-month deadline for completion.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. These commitments in future years are as follows:

(in millions)
2009	$1,732
2010	1,741
2011	1,595
2012	1,469
2013	1,338
Thereafter	10,003

Total rental expense was $1.8 billion in 2008, $2.0 billion in 2007 and $1.8 billion in 2006.

Commitments

We are a party to other commitments, which includes service, spectrum, network capacity and other executory contracts in connection with conducting our business. As of December 31, 2008, the minimum amounts due under these commitments were as follows:

(in millions)
2009	$6,315
2010	1,816
2011	974
2012	663
2013	519
Thereafter	261

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

Environmental Compliance

Environmental compliance and remediation expenditures result mainly from the operation of standby power generators for our telecommunications equipment. These expenditures arise in connection with standards compliance, permits or occasional remediation, which are usually related to generators, batteries or fuel storage. In light of the FCC’s desire that carriers increase their use of generators and batteries at cell sites, installation costs likely will increase. However, we cannot assess with certainty the impact of any future compliance and remediation obligations and we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

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

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 15.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)
2008
Net operating revenues	$9,334	$9,055	$8,816	$8,430
Operating loss(1)	(498)	(210)	(205)	(1,729)
Net loss(1)	(505)	(344)	(326)	(1,621)
Basic and diluted loss per common share(3)	(0.18)	(0.12)	(0.11)	(0.57)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share data)
2007
Net operating revenues	$10,092	$10,163	$10,044	$9,847
Operating income (loss)(2)	1	316	398	(29,455)
Net (loss) income(2)	(211)	19	64	(29,316)
Basic and diluted (loss) earnings per common share(2)(3)	(0.07)	0.01	0.02	(10.31)

(1)	In the fourth quarter 2008, we performed our annual goodwill analysis and recorded a non-cash goodwill impairment charge of $963 million. In addition, we recorded asset impairments, losses on dispositions of assets and lease exit costs of $511 million.
(2)	In the fourth quarter 2007, we performed our annual goodwill analysis and recorded a non-cash goodwill impairment charge of $29.649 billion.
(3)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Note 16.	Discontinued Operations

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

In the spin-off, we distributed pro rata to our shareholders one share of Embarq common stock for every 20 shares held of our voting and non-voting common stock, or about 149 million shares of Embarq common stock. Cash was paid for fractional shares. The distribution of Embarq common stock is considered a tax free transaction for us and for our shareholders, except for cash payments made in lieu of fractional shares, which are generally taxable.

SPRINT NEXTEL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Generally, restricted stock units awarded pursuant to our equity incentive plans and held by our employees at the time of the spin-off (including those held by those of our employees who became employees of Embarq) were treated in a manner similar to the treatment of outstanding shares of our common stock in the spin-off. Holders of these restricted stock units received one Embarq restricted stock unit for every 20 restricted stock units held. Outstanding deferred shares granted under the Nextel Plan, which represent the right to receive shares of our common stock, were adjusted by multiplying the number of deferred shares by 1.0955. Cash was paid to the holders of deferred shares in lieu of fractional shares. The results of operations of the local communications business were as follows:

Period Ended May 17, 2006
Net operating revenue	$2,503
Income before income taxes	568
Income tax expense	234
Income from discontinued operations	334

Note 17.	Subsequent Events

In January 2009, we announced in response to the anticipated pressure on subscribers, revenues and profitability in 2009 that we intend to further align our cost structure with the reduced revenues expected from fewer subscribers. Our cost reduction program is designed to reduce our labor and other costs through a workforce reduction of about 8,000 positions. We expect this workforce reduction to be largely completed by the end of the first quarter 2009, and we will record a charge in excess of $300 million for associated severance and related costs at that time. The reduction in workforce will be completed using a combination of involuntary and voluntary separation plans.

SPRINT NEXTEL CORPORATION

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

			Additions
	Balance Beginning of Year		Charged to Income (Loss)	Charged to Other Accounts		Other Deductions		Balance End of Year
	(in millions)
2008
Allowance for doubtful accounts	$392		$652	$58	(1)	$(826	)(2)	$276

Valuation allowance-deferred income tax assets	$723		$61	$—		$(73	)(7)	$711

2007
Allowance for doubtful accounts	$383		$920	$41	(1)	$(952	)(2)	$392

Valuation allowance-deferred income tax assets	$816	(5)	$14	$20	(6)	$(127	)(4)	$723

2006
Allowance for doubtful accounts	$291		$656	$61	(1)	$(625	)(2)	$383

Valuation allowance-deferred income tax assets	$1,070		$10	$31	(3)	$(158	)(4)	$953

The schedule above only reflects continuing operations.

(1)	Amounts charged to other accounts consist of receivable reserves for billing and collection services we provide for certain PCS Affiliates. Uncollectible accounts are recovered from affiliates. In 2006, the amounts include the allowance recorded in the merger of Nextel and the PCS Affiliates and Nextel Partners acquisitions.
(2)	Accounts written off, net of recoveries.
(3)	Amount represents increases in the valuation allowance for deferred tax assets related primarily to the purchase price allocations in the Sprint-Nextel merger and the PCS Affiliates and Nextel Partners acquisitions.
(4)	Amount represents valuation allowances no longer required due to the utilization or expiration of income tax carryforwards.
(5)	Amount includes a beginning balance adjustment for reclassification of valuation allowance to other liabilities in accordance with the adoption of FIN 48.
(6)	Amount represents increases in the valuation allowance for deferred tax assets related to the purchase price allocation in the PCS Affiliate acquisitions.
(7)	Amount represents the utilization or expiration of income tax carryforwards and a reclassification to deferred tax liabilities.