Form 10-Q
period 2009-03-31
SPRINT NEXTEL CORP
filed 2009-05-08
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

(800) 829-0965

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☑	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

COMMON SHARES OUTSTANDING AT APRIL 30, 2009:

VOTING COMMON STOCK
Series 1	2,796,453,673
Series 2	74,831,333

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$4,516	$3,691
Marketable debt securities	20	28
Accounts and notes receivable, net of allowance for doubtful accounts of $229 and $276	3,122	3,361
Device and accessory inventory	510	528
Deferred tax assets	95	93
Prepaid expenses and other current assets	640	643

Total current assets	8,903	8,344
Investments	3,784	4,064
Property, plant and equipment, net	21,270	22,373
Intangible assets
FCC licenses and trademarks	19,524	19,320
Customer relationships, net	1,515	1,932
Other intangible assets, net	1,588	1,634
Other assets	641	585

	$57,225	$58,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,105	$2,138
Accrued expenses and other current liabilities	3,635	3,525
Current portion of long-term debt, financing and capital lease obligations	1,225	618

Total current liabilities	6,965	6,281
Long-term debt, financing and capital lease obligations	20,376	20,992
Deferred tax liabilities	6,770	7,196
Other liabilities	4,075	4,178

Total liabilities	38,186	38,647

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.951 billion shares issued, 2.865 billion and 2.857 billion shares outstanding	5,902	5,902
Paid-in capital	47,332	47,314
Treasury shares, at cost	(1,760)	(1,939)
Accumulated deficit	(31,918)	(31,148)
Accumulated other comprehensive loss	(517)	(524)

Total shareholders’ equity	19,039	19,605

	$57,225	$58,252

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter Ended March 31,
	2009	2008
	(in millions, except per share amounts)

Net operating revenues	$8,209	$9,334
Operating expenses
Costs of services and products (exclusive of depreciation and amortization included below)	4,026	4,223
Selling, general and administrative	2,460	3,188
Severance and exit costs	327	219
Depreciation	1,417	1,505
Amortization	466	697

	8,696	9,832

Operating loss	(487)	(498)

Other (expense) income
Interest expense, net	(352)	(313)
Equity in earnings of unconsolidated investments and other, net	(285)	(4)

Loss before income taxes	(1,124)	(815)
Income tax benefit	530	310

Net loss	$(594)	$(505)

Basic and diluted loss per common share	$(0.21)	$(0.18)

Basic and diluted weighted average common shares outstanding	2,867	2,847

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2009	2008
	(in millions)
Cash flows from operating activities
Net loss	$(594)	$(505)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,883	2,202
Provision for losses on accounts receivable	76	255
Share-based compensation expense	25	75
Deferred income taxes	(456)	(325)
Equity in earnings of unconsolidated investments and other, net	285	4
Other, net	(88)	(49)
Changes in assets and liabilities:
Accounts and notes receivable	144	143
Inventories and other current assets	(51)	(2)
Accounts payable and other current liabilities	170	200
Non-current assets and liabilities, net	(31)	109

Net cash provided by operating activities	1,363	2,107

Cash flows from investing activities
Capital expenditures	(377)	(1,670)
Expenditures relating to FCC licenses	(190)	(274)
Proceeds from maturities and sales of marketable securities	7	86
Other, net	—	6

Net cash used in investing activities	(560)	(1,852)

Cash flows from financing activities
Borrowings under credit facility	—	2,500
Proceeds from issuance of commercial paper	—	681
Maturities of commercial paper	—	(1,010)
Other, net	22	6

Net cash provided by financing activities	22	2,177

Net increase in cash and cash equivalents	825	2,432
Cash and cash equivalents, beginning of period	3,691	2,246

Cash and cash equivalents, end of period	$4,516	$4,678

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	2,951	$5,902	$47,314	94	$(1,939)	$(31,148)	$(524)	$19,605
Net loss	—	—	—	—	—	(594)	—	(594)
Other comprehensive income, net	—	—	—	—	—	—	7	7

Total comprehensive loss								(587)

Issuance of common shares, net	—	—	—	(8)	179	(176)	—	3
Share-based compensation expense	—	—	31	—	—	—	—	31
Other	—	—	(13)	—	—	—	—	(13)

Balance, March 31, 2009	2,951	$5,902	$47,332	86	$(1,760)	$(31,918)	$(517)	$19,039

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included, except as otherwise noted (if applicable). Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2008. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and “the Company” mean Sprint Nextel Corporation and its consolidated subsidiaries.

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements. These estimates are inherently subject to judgment and actual results could differ.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Significant New Accounting Pronouncements

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141R, Business Combinations; SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements; and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, are effective for the quarter ended March 31, 2009. These pronouncements did not have a material effect on these consolidated financial statements.

In November 2008, the FASB approved Emerging Issues Task Force (EITF) Issue No. 08-6, Equity Method Investment Accounting Considerations, to clarify the application of equity method accounting as affected by SFAS No. 141R and SFAS No. 160. Among other things, this EITF consensus requires equity method investors to account for equity investee share issuances as if the investor had sold a proportionate share of its investment, with the recognition of any resulting gain or loss in earnings. EITF 08-6 is applicable for the Company beginning January 1, 2009. As a result, we recognized a pre-tax loss of $154 million ($96 million after tax or $.03 per share) related to the dilution of our investment in Clearwire Corporation and Clearwire Communications LLC resulting from their first quarter share issuance (see Note 3, Investments).

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. The FASB also issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. In addition, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on determining fair value when the volume and level of trading activity for an asset or liability have significantly decreased when compared with normal market activity.

FSPs No. FAS 107-1 and APB 28-1; No. FAS 115-2 and FAS 124-2; and No. FAS 157-4 will be effective beginning in the second quarter 2009. We are in the process of evaluating the impact of these staff positions and believe the effect of implementation will be immaterial.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Investments

Investments in debt and equity securities are summarized as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Current investments
Marketable debt securities	$20	$28

Non-current investments
Marketable equity securities	36	37
Equity method and other investments	3,748	4,027

Total non-current investments	3,784	4,064

	$3,804	$4,092

Investments in Marketable Debt and Equity Securities

Marketable debt and equity securities of $56 million are measured at fair value on a recurring basis with changes in fair value recognized in the consolidated financial statements each period. No assets were measured at fair value on a non-recurring basis in the first quarter 2009.

Equity Method Investments

Clearwire

In November 2008, we closed a transaction with Clearwire Corporation and its subsidiary Clearwire Communications LLC, (collectively Clearwire) to combine our next-generation wireless broadband businesses. At closing, Sprint contributed assets with a carrying value of $3.3 billion, including our 2.5 gigahertz (GHz) spectrum and Worldwide Interoperability for Microwave Access (WiMAX) related assets which, together with Clearwire’s existing business and cash contributions from other investors, will be used to build and operate a next-generation wireless broadband network that will provide entire communities with high-speed residential and mobile internet access services and residential voice services. As a result of the transaction, including the adjustment referred to below, Sprint owns a 51% non-controlling interest in Clearwire, in the form of 370 million shares of Class B common stock in Clearwire Corporation and 370 million Class B common interests in Clearwire Communications LLC, for which the carrying value as of March 31, 2009 totaled $3.7 billion.

In connection with our contribution, Clearwire agreed to reimburse Sprint for certain cash expenditures incurred prior to the closing of the transaction in the amount of $388 million. Approximately $213 million was paid by Clearwire during 2008 and the remaining $175 million was provided through an interest bearing note, maturing in May 2011. This reimbursement was accounted for as a reduction to the initial investment in Clearwire. Also, during the quarter ended December 31, 2008, we recognized a pre-tax gain within equity of $684 million ($424 million after tax) related to the difference between our share of Clearwire’s net assets upon close and the carrying value of the net assets we contributed to Clearwire.

In addition to our proportionate share of Clearwire’s net loss, during the quarter ended March 31, 2009, a pre-tax loss of $154 million ($96 million after tax) was recognized in equity in earnings of unconsolidated investments and other, net, representing the finalization of ownership percentages, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to close.

Each share of Clearwire Class B common stock, together with one Clearwire Communications Class B common interest, is exchangeable for one share of Clearwire Corporation’s Class A common stock, a publicly traded security. Sprint’s investment in Clearwire represents $9.89 per share based on the assumed exchange of our Class B ownership interests for Class A common shares. The market price of Clearwire publicly traded stock was $5.15 per share as of March 31, 2009. Management does not intend to sell this investment for the foreseeable future, continues to believe this decline is temporary and expects the stock price to eventually recover to at least a level equivalent to Sprint’s investment and to recover fully the carrying value of the investment.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Virgin Mobile USA (VMU)

VMU continues to use Sprint’s network under a mobile virtual network operator (MVNO) agreement. At March 31, 2009, the Company held an approximate 14% ownership interest in VMU. Our share of VMU losses is not recognized in these consolidated financial statements because our investment balance in VMU is zero. In addition, a deferred credit of $94 million related to this investment is reflected in “Other liabilities” on our consolidated balance sheet as of March 31, 2009 and will be proportionately recognized in income if we dispose of any of our interests.

Note 4. Property, Plant and Equipment

The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Land	$328	$328
Network equipment, site costs and related software	38,643	38,273
Buildings and improvements	4,765	4,757
Non-network internal use software, office equipment and other	3,206	3,268
Construction in progress	1,652	1,840
Less accumulated depreciation	(27,324)	(26,093)

Property, plant and equipment, net	$21,270	$22,373

Note 5. Intangible Assets

Indefinite Lived Intangible Assets

	December 31, 2008	Additions	Retirements and Sales	March 31, 2009
	(in millions)
FCC licenses	$18,911	$205	$(1)	$19,115
Trademarks	409	—	—	409

	$19,320	$205	$(1)	$19,524

We hold FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services: 1.9 GHz personal communications services licenses utilized in the CDMA network, and 800 megahertz (MHz) and 900 MHz licenses utilized in the iDEN network. We also hold 1.9 GHz and other FCC licenses that are not currently being utilized in the networks or operations. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite lived intangible assets. We also believe that Sprint and Boost Mobile trademarks are indefinite lived intangible assets. There are no legal, regulatory or contractual limitations associated with these trademarks.

Intangible Assets Subject to Amortization

	Useful Lives	March 31, 2009			December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	2 to 5 years	$12,220	$(10,705)	$1,515	$12,220	$(10,288)	$1,932
Other intangible assets
Trademarks	10 years	889	(327)	562	889	(304)	585
Reacquired rights	9 to 14 years	1,268	(309)	959	1,268	(284)	984
Other	5 to 16 years	98	(31)	67	95	(30)	65

Total other intangible assets		2,255	(667)	1,588	2,252	(618)	1,634

		$14,475	$(11,372)	$3,103	$14,472	$(10,906)	$3,566

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rate	Maturities	March 31, 2009	December 31, 2008
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	1.63 – 9.25%	2010 – 2022	$2,950	$2,950
Sprint Capital Corporation	6.38 – 8.75%	2009 – 2032	10,454	10,454
Convertible senior notes
Nextel Communications, Inc.	5.25%	2010	607	607
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	4,780
Credit facilities – Sprint Nextel Corporation
Bank credit facility	3.31%	2010	1,000	1,000
Export Development Canada	4.51%	2012	750	750
Financing obligation	9.50%	2029	695	698
Capital lease obligations and other(1)	4.11 – 10.47%	2009 – 2025	202	204
Premiums and discounts			163	167

			21,601	21,610
Less current portion			(1,225)	(618)

Long-term debt, financing and capital lease obligations			$20,376	$20,992

(1)	Includes $113 million in outstanding principal related to a consolidated variable interest entity.

As of March 31, 2009, Sprint Nextel Corporation, the parent corporation, had $4.7 billion in principal of debt outstanding, including the credit facilities. In addition $15.8 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $10.5 billion issued by our finance subsidiary, Sprint Capital Corporation, is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries’ debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments were $411 million and $371 million during the three-month periods ended March 31, 2009 and 2008, respectively.

Notes

Notes consist of senior, convertible senior and serial redeemable senior notes that are unsecured. Cash interest on these notes is generally payable semiannually in arrears. Approximately $17.8 billion of the notes are redeemable at the Company’s discretion plus accrued interest. The $607 million in aggregate principal amount of 5.25% notes due 2010 are convertible at any time prior to redemption, repurchase or maturity at the option of the holders into shares of Series 1 common stock at an effective conversion price of $53.65 per share, plus $11.37 in cash for each $1,000 principal amount.

Credit Facilities

As of March 31, 2009, $2.1 billion in letters of credit, including a $2 billion letter of credit required by the FCC’s Report and Order to reconfigure the 800 MHz band, are outstanding under our $4.5 billion revolving bank credit facility. As a result of the $1 billion in outstanding borrowings and the outstanding letters of credit, each of which directly impacts the availability under the revolving bank credit facility, the Company had $1.4 billion of borrowing capacity available under this revolving bank credit facility as of March 31, 2009. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings.

The unsecured loan agreement with Export Development Canada will mature in March 2012 and carries an interest rate equal to LIBOR plus a spread that varies depending on our credit ratings. This loan may be prepaid, in whole or in part, at any time.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financing, Capital Lease and Other Obligations

In 2008, we closed a transaction with TowerCo Acquisition LLC under which we sold approximately 3,000 cell sites owned by us and subsequently leased space on those cell sites over a period of ten years with renewal options for an additional 20 years. Due to our continued involvement with the property sold, we accounted for this transaction as a financing transaction and recognized the total proceeds received as a financing obligation. The cell sites continue to be reported as part of our property, plant and equipment. Additional cash proceeds of $22 million were received in the first quarter 2009 for adjustments necessary to finalize the transaction. Our capital lease and other obligations are primarily for the use of communication switches.

Covenants

As of March 31, 2009, the Company is in compliance with all restrictive and financial covenants associated with all of its borrowings. The maturity dates of the loans under the credit facilities may accelerate if we do not comply with these covenants. The Company also is obligated to repay the loans if certain change-of-control events occur.

The indentures that govern our outstanding senior notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries. A default under our credit facilities could trigger defaults under other debt obligations, including the senior notes, which in turn could result in the maturities of certain debt obligations being accelerated. These credit facilities also restrict us from paying any cash dividends unless our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges, as defined in the credit facility (adjusted EBITDA) is less than 2.5 to 1.0.

Note 7. Severance and Exit Costs

For the three-month period ended March 31, 2009, we recognized $327 million of severance and exit costs primarily related to the reduction in workforce announced in January 2009. Of these costs, $254 million and $73 million were related to the Wireless and Wireline segments, respectively. For the three-month period ended March 31, 2008, we recognized $219 million in severance and exit costs related to the separation of employees and continued organizational realignment initiatives. Of these costs, $171 million and $48 million were related to the Wireless and Wireline segments, respectively.

The following provides the activity in the severance and exit costs liability:

		2009 Activity
	December 31, 2008	Expense	Cash Payments and Other	March 31, 2009
	(in millions)
Lease terminations	$101	$4	$(10)	$95
Severance	90	323	(57)	356

	$191	$327	$(67)	$451

Note 8. Income Taxes

Effective Income Tax Rate

Factors that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate were as follows:

	Quarter Ended March 31,
	2009	2008
	(in millions)
Income tax benefit at the federal statutory rate	$393	$285
Effect of:
State income taxes, net of federal income tax effect	23	27
Reduction in liability for unrecognized tax benefits	82	—
Valuation allowance reduction	31	—
Other, net	1	(2)

Income tax benefit	$530	$310

Effective income tax rate	47.2%	38.0%

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2009 and December 31, 2008, a total valuation allowance of $677 million and $711 million, respectively, was maintained related to deferred tax assets for loss and tax credit carryforwards, with the reduction principally due to income tax settlements. For the three-month period ended March 31, 2009, our liability for unrecognized tax benefits was reduced by $82 million principally due to income tax settlements. Cash was received for income tax refunds, net, of $7 million and $5 million during the three-month periods ended March 31, 2009 and 2008, respectively.

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

In connection with the Sprint-Nextel merger in 2005, we disclosed that several third party providers of CDMA services (PCS Affiliates) had filed lawsuits in various courts, alleging that the Sprint-Nextel merger would result in breaches of exclusivity provisions in their commercial affiliation agreements with our subsidiaries. With the exception of iPCS Wireless, Inc. (iPCS), all such suits have been disposed of. On September 24, 2008, the Illinois Supreme Court denied our petition for appeal in a contract dispute with iPCS. As a result, the Illinois Circuit Court decision from August 2006 holding that Sprint’s merger with Nextel breached Sprint’s agreement with iPCS was upheld. The judge in that case entered an order requiring Sprint to cease owning, operating or managing the iDEN network in parts of certain Midwestern states (Illinois, Iowa, Michigan, Missouri, Nebraska, Wisconsin and a small portion of Indiana) that make up the iPCS territory. On October 15, 2008, we filed a motion asking the Illinois Supreme Court to reconsider its decision not to hear the appeal, on grounds that the Circuit Court decision infringed upon the FCC’s authority to determine the ownership and use of telecommunications licenses, and on grounds that the injunction entered by the Circuit Court violates Illinois public policy. The Illinois Supreme Court declined to hear the appeal but increased the time for compliance with the order to 360 days, which began to run on January 30, 2009. We have also filed a motion asking the Circuit Court to reconsider its decision in light of newly-discovered evidence that was not produced by iPCS in the earlier Circuit Court proceeding. The Circuit Court denied that motion, and we have appealed that denial. We continue to believe the Circuit Court injunction is erroneous and contrary to public policy, and will continue to oppose it vigorously. We do not expect the resolution of this matter to have a material effect on our financial position or results of operations.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a $2.0 billion letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum.

The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2008	2009 Net Additions and Adjustments	Through March 31, 2009
	(in millions)
FCC licenses	$1,377	$204	$1,581
Property, plant and equipment(1)	150	1	151
Costs not benefiting our infrastructure or spectrum positions	238	7	245

	$1,765	$212	$1,977

(1)	Excluded from the table above are reconfiguration costs incurred to date which are based on allocations between reconfiguration activities and our normal network improvements. The methodology with which we have calculated these costs has not been approved by the independent Transition Administrator designated by the FCC to review our expenditures. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program.

When expended, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Total direct costs attributable to the spectrum reconfigurations are expected to range between $3.2 and $3.6 billion based on the experience to date. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC and the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile-satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which are estimated to be approximately $200 million.

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008; however, the FCC has issued a significant number of waivers to 800 MHz licensees giving them additional time to complete their band reconfigurations, which has delayed access to all of our 800 MHz replacement spectrum. Based on progress to date, a significant number of additional extension requests are expected by July 2009. Under an October 2008 FCC Order, we may be required to relinquish some of our 800 MHz spectrum on a region-by-region basis prior to receiving 800 MHz replacement spectrum in March 2010. The Report and Order also contained an exception with respect to markets that border Mexico and Canada. The exception with respect to markets that border Canada was clarified on May 9, 2008 when the FCC issued the Canadian border plans to include a 30-month deadline for completion.

Note 10. Share-Based Compensation

Share-Based Payment Plans

As of March 31, 2009, Sprint sponsored four equity incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan); and the Management Incentive Stock Option Plan (MISOP); as well as the Employees Stock Purchase Plan (ESPP). On May 8, 2007, our shareholders

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. In 2008, certain amendments were made to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

For the three-month period ended March 31, 2009, the number of shares available under the 2007 Plan increased by about 18 million, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expired, or otherwise terminated. As of March 31, 2009, about 156 million common shares were available under the 2007 Plan. As of March 31, 2009, awards to acquire about 58 million common shares were outstanding under the 1997 Program, awards to acquire about 29 million common shares were outstanding under the Nextel Plan, options to buy about 19 million common shares were outstanding under the MISOP, and the ESPP authorized about 9 million common shares for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available. Refer to Note 12 of the “Notes to Consolidated Financial Statements” in our annual report on Form 10-K for the year ended December 31, 2008 for additional information regarding these plans.

Share-Based Compensation

Pre-tax share-based compensation charges included in net loss from our share-based award plans was $26 million for the three-month period ended March 31, 2009 and $75 million for the same period in 2008. The total income tax benefit recognized in the consolidated financial statements for share-based award compensation was $10 million and $28 million for the three-month periods ended March 31, 2009 and 2008, respectively.

As of March 31, 2009, there was $158 million of total unrecognized compensation cost related to our share-based award plans that is expected to be recognized over a weighted average period of 2.36 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $2 million for the three-month period ended March 31, 2009 and $9 million for the three-month period ended March 31, 2008.

Under our share-based payment plans, we had options and restricted stock units outstanding as of March 31, 2009. Forfeitures were estimated for share-based awards using a 6.5% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. The risk-free interest rate used is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the options. The volatility used is the implied volatility from traded options on our common shares. The expected dividend yield used is estimated based on our historical dividend yield and other factors. The expected term of options granted is estimated using the simplified method, defined as the average of the vesting term and the contractual term. Options outstanding as of March 31, 2009 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan, and the MISOP, as discussed above.

The following table provides the estimated fair value and assumptions used in determining the fair value of option awards granted during the three months ended March 31, 2009:

Weighted average grant date fair value	$ 3.07
Risk-free interest rate	2.05 – 2.24%
Volatility	113.8 – 126.2%
Weighted average expected volatility	113.9%
Expected and weighted average expected dividend yield	0.00%
Expected term (years)	6.3 – 6.5
Options granted (millions)	27

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the options under our option plans as of March 31, 2009 and changes during the quarter then ended is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2009	130	$23.05
Granted(1)	27	3.59
Exercised	—	—
Forfeited/expired	(17)	30.42

Outstanding at March 31, 2009	140	$18.33	5.55	$—

Vested or expected to vest at March 31, 2009	133	$19.06	5.32	$—

Exercisable at March 31, 2009	101	$22.95	4.03	$—

(1)	Options vest ratably over three or four years.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. A summary of the status of the restricted stock units as of March 31, 2009 and changes during the quarter then ended is presented below:

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in thousands)
Outstanding at January 1, 2009	5,220	13,948	$18.81	$6.97
Granted	—	4,511	—	2.71
Vested	—	(7,288)	—	5.36
Forfeited	(261)	(186)	18.78	6.58
Performance met	—	—	—	—
Performance not met	—	—	—	—

Outstanding at March 31, 2009	4,959	10,985	$18.81	$6.43

The total fair value of restricted stock units which vested during each of the three-month periods ended March 31, 2009 and 2008 was $26 million. The weighted-average grant date fair value of restricted stock units granted during the three-month period ended March 31, 2009 was $2.71 per unit, compared with $6.52 per unit for the same prior year period.

Most restricted stock units outstanding as of March 31, 2009 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to accumulated deficit when paid.

Note 11. Per Share Data

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares include 16 million shares issuable under our equity-based compensation plans and 11 million shares issuable upon the conversion of our convertible senior notes. All such potentially dilutive shares were antidilutive for the three-month periods ended March 31, 2009 and 2008 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Segment Information

Sprint operates in two business segments: Wireless and Wireline.

•

Wireless primarily includes revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless equipment. Through the Wireless segment, Sprint, together with the remaining third-party PCS Affiliates, offer digital wireless service in all 50 states, Puerto Rico and the U.S. Virgin Islands.

•

Wireline primarily includes revenue from domestic and international wireline voice and data communication services including services to the cable multiple systems operators that resell our local and long distance service and use our back office systems and network assets in support of their telephone services provided over cable facilities.

Transactions between segments are generally accounted for based on market rates which we believe approximate fair value. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Quarter Ended March 31, 2009
Net operating revenues	$7,035	$1,174	$—	$8,209
Inter-segment revenues(1)	—	291	(291)	—
Total segment operating expenses	(5,586)	(1,179)	279	(6,486)

Segment earnings	$1,449	$286	$(12)	1,723

Less:
Depreciation and amortization				(1,883)
Severance and exit costs(2)				(327)

Operating loss				(487)
Interest expense, net				(352)
Equity in earnings of unconsolidated investments and other, net				(285)

Loss before income taxes				$(1,124)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Quarter Ended March 31, 2008
Net operating revenues	$7,963	$1,373	$(2)	$9,334
Inter-segment revenues(1)	—	257	(257)	—
Total segment operating expenses(3)	(6,162)	(1,343)	180	(7,325)

Segment earnings	$1,801	$287	$(79)	2,009

Less:
Depreciation and amortization				(2,202)
Severance and exit costs(2)				(219)
Merger and integration expenses				(86)

Operating loss				(498)
Interest expense and other, net				(317)

Loss before income taxes				$(815)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Other Information

Capital expenditures for the quarter ended March 31, 2009	$247	$91	$39	$377
Capital expenditures for the quarter ended March 31, 2008	$1,075	$242	$353	$1,670

(1)	Inter-segment revenues consist primarily of commercial long distance services provided to the Wireless segment for resale to wireless customers.
(2)	See Note 7 for additional information on severance and exit costs.
(3)	Included in the corporate results for the quarter ended March 31, 2008 are operating expenses related to the next-generation broadband wireless network that was contributed to Clearwire in a transaction that closed on November 28, 2008. Refer to Note 3 for more information.

Operating Revenues by Service and Products	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Quarter Ended March 31, 2009
Wireless services	$6,420	$—	$—	$6,420
Wireless equipment	453	—	—	453
Voice	—	660	(193)	467
Data	—	199	(31)	168
Internet	—	577	(66)	511
Other	162	29	(1)	190

Total net operating revenues	$7,035	$1,465	$(291)	$8,209

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Quarter Ended March 31, 2008
Wireless services	$7,123	$—	$—	$7,123
Wireless equipment	587	—	(2)	585
Voice	—	824	(201)	623
Data	—	267	(25)	242
Internet	—	496	(30)	466
Other	253	43	(1)	295

Total net operating revenues	$7,963	$1,630	$(259)	$9,334

(1)	Revenues eliminated in consolidation consist primarily of long distance services provided to the Wireless segment for resale to wireless customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Sprint Nextel Corporation (“Sprint,” “we,” “us,” “our” or “the Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government subscribers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below, the Company has experienced significant losses of subscribers in the critical post-paid wireless market in recent periods, and currently is focused on specific steps to reduce such losses.

Description of the Company

We are the third largest wireless communications company in the United States based on the number of wireless subscribers. We also are one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services on state-of-the-art networks that utilize CDMA, iDEN and IP technologies. We utilize these networks to offer our wireless and wireline customers differentiated products and services whether through the use of a single network or a combination of these networks. We have established key priorities for our Wireless business which include improving the customer experience, rebuilding our brand and increasing profitability. We plan to achieve these priorities by providing customers with value and simplicity and by helping them to be more productive.

We believe that our value-driven wireless price plans are very attractive. Our family of “Simply Everything” post-paid price plans bundle together popular data applications with traditional mobile voice calling at price points that can save customers hundreds of dollars annually compared with our largest competitors. Our Boost Mobile brand prepaid price plans include unique nationwide monthly unlimited, pay as you go, and $1 per day chat plan options.

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

We provide certain wireless services on the fastest guaranteed national push-to-talk network, as well as the nation’s most dependable 3G network and offer new dual mode 3G/4G services in the Baltimore market. Additionally, Sprint’s 4G WiMAX service is expected to be available in Portland this summer. We also support the open development of applications and content on our network platforms. We offer multi-functional devices, such as the Samsung Instinct and the iDEN Blackberry Curve. In addition to our traditional wholesale customers, we also enable a variety of third-party providers, location-based services, and consumer product providers through our bandwidth built-in open device initiative. The bandwidth built-in open device initiative incorporates selling, marketing, product development, and operations resources to address the growing need for non-traditional data needs. It covers a wide variety of products and services including telematics, in-vehicle, e-readers, Original Equipment Manufacturer, and specialized medical devices.

In addition to our customer oriented goals, we have also taken measures to reduce our cost structure to align with the reduced revenues expected from fewer subscribers. Our actions include our January 2009 workforce reduction announcement through which we plan to reduce our labor and related costs by approximately $1.2 billion through actions that include a workforce reduction of about 8,000 positions of which approximately 90% was completed as of March 31, 2009. We believe these actions, as well as our continued efforts to reduce our other operating expenses and capital spending, will allow us to maintain a strong cash position, although we do not expect that these measures will fully offset the reduced cash expected from our service revenue declines discussed below in “Effects on our Business of Subscriber Losses.” We believe that given the recent deterioration in the U.S. economy coupled with short-term market illiquidity, consumer and business spending will continue to be negatively impacted. We will continue to take actions designed to manage the impact of these market conditions on our ability to collect from our subscribers and on other areas of our business. Consistent with the changing economic environment, the Company’s prepaid plans, primarily through the National Boost Monthly Unlimited offering, is experiencing strong demand as our simple, no contractual obligation solution provides great service and value to sub-prime subscribers.

We are subject to substantial regulation including from the FCC, which regulates the licensing, operation, acquisition and sale of the licensed radio spectrum that is essential to our business. The FCC and state public utility commissions also regulate, in whole or in part, the provision of communications services. Future changes in regulations or legislation related to spectrum licensing or other matters related to our business could impose significant additional costs either in the form of direct out-of-pocket costs or additional compliance obligations.

Effects on our Business of Subscriber Losses

As shown by the table below under “Results of Operations,” Wireless segment earnings represents over 80% of Sprint’s total segment earnings. Within the Wireless segment, post-paid wireless voice and data services represent the most significant contributor to earnings, and are driven by the number of subscribers to our services and the average revenue per subscriber, or user (ARPU).

Beginning in mid-2006, we began to experience net losses of post-paid subscribers on the Nextel iDEN wireless network, which we acquired in 2005 in the Sprint-Nextel merger. Such net losses for the year ended December 31, 2007 exceeded the net additions of post-paid subscribers on Sprint’s CDMA wireless network. Beginning in 2008 and continuing through the first quarter 2009, we have been experiencing net losses of post-paid subscribers on each of the iDEN and CDMA wireless networks.

We believe that these increasing net subscriber losses resulted from a number of historical factors, in addition to the competitive nature of the industry, including: 1) uncertainty in the marketplace as to our intentions for and commitment to the iDEN network 2) a high level of involuntary churn due to a relatively high mix of sub-prime credit subscribers 3) adverse perceptions among some of our subscribers about our customer care services 4) adverse perceptions among some of our subscribers about the quality of and our commitment to development of our networks 5) highly successful competitor devices 6) perception in the marketplace that the portfolio of Sprint handset offerings was not as desirable as those of some competitors 7) uncertainty about the financial strength and future reliability of Sprint and 8) perceptions in the marketplace, in part as a result of the subscriber losses themselves, as well as the other factors above, that the Sprint brand might not be the most desirable for wireless services.

Beginning in 2008, in conjunction with changes in senior management, Sprint undertook steps to address each of these factors. Before directly addressing brand perception, steps were taken to improve the quality of Sprint’s customer care services and the Sprint networks, as confirmed by recent independent comparisons with competitors. Steps were also taken to improve our financial stability, including vigorous cost control actions, which have resulted in our continuing strong cash flow from operations. We also improved financial flexibility through renegotiation in 2008 of Sprint’s revolving bank credit facility. The credit quality mix of our subscriber base was significantly improved. In addition, near the end of 2008, Sprint undertook increased marketing initiatives, including media advertising, to increase market awareness of the improvements that had been achieved in the customer experience, including the speed and reliability of our network. Also, several new competitive handsets were introduced during 2008, and in 2009, Sprint will introduce one of the most anticipated new handsets with the rollout of the Palm Pre.

We expect these actions will ultimately have a favorable impact on net subscriber losses. Net post-paid subscriber losses have not improved as expected through the first quarter 2009, in part due to circumstances in the general economy, including higher deactivations of business customer accounts as companies reduce wireless service lines resulting from their own workforce reductions. Specifically, during the first quarter 2009, wireless industry trends included a significant industry-wide shift for new accounts from post-paid wireless accounts to prepaid accounts. As a result, although Sprint’s market share of post-paid gross subscriber additions increased during the first quarter 2009, the absolute number of net post-paid subscriber losses of 1,250,000 was slightly greater than those in the fourth quarter 2008. Conversely, Sprint’s prepaid wireless brand Boost Mobile experienced higher than expected growth in net subscriber additions in the first quarter 2009, with net additions of 674,000 subscribers. The Company’s National Boost Monthly Unlimited prepaid offering continues to experience favorable acceptance in the marketplace.

When considered in total, including Sprint’s wholesale business for which monthly recurring revenues per subscriber are lower, total net subscriber losses in the first quarter 2009 fell to 182,000, compared to 1,273,000 in the fourth quarter 2008. However, as noted above, post-paid wireless subscribers, for which net subscriber losses remained high, have the greatest impact on wireless revenues. As discussed below under “Results of Operations —Segment Earnings – Wireless Business—Service Revenue”, this net loss of post-paid subscribers in the first quarter 2009 can be expected to cause wireless service revenue in each of the remaining quarters in 2009 to be approximately $200 million lower than it would have been had those subscribers not been lost. If the net losses of post-paid subscribers continued at the rate experienced in the first quarter 2009 indefinitely into the future, it would have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2010 and beyond. The successful prepaid wireless offerings, as well as the successful wholesale offerings, will partially offset these effects, but are unlikely to be sufficient to sustain the Company’s level of profitability and cash flows unless we are successful in reducing the decline in post-paid subscribers. The Company believes that the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, and network quality, should reduce the number of net post-paid subscriber losses during 2009 as compared to 2008.

RESULTS OF OPERATIONS

	Quarter Ended March 31,
	2009	2008
	(in millions)
Wireless segment earnings	$1,449	$1,801
Wireline segment earnings	286	287
Corporate and other earnings	(12)	(79)

Consolidated segment earnings	1,723	2,009

Depreciation and amortization	(1,883)	(2,202)
Severance and exit costs	(327)	(219)
Merger and integration expenses	—	(86)

Operating loss	(487)	(498)

Interest expense, net	(352)	(313)
Equity in earnings of unconsolidated investments and other, net	(285)	(4)
Income tax benefit	530	310

Net loss	$(594)	$(505)

Consolidated segment earnings decreased $286 million, or 14%, in the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008. Consolidated segment earnings consist of our Wireless and Wireline segments (see “Segment Earnings - Wireless Business” and “Segment Earnings - Wireline Business” below), and corporate and other earnings. Corporate and other earnings increased $67 million, or 85%, in the three-month period ended March 31, 2009 as compared to the same period in 2008 primarily as a result of a decrease in selling, general and administrative expenses relating to the labor and cost reduction initiatives.

Depreciation and Amortization Expense

Depreciation expense decreased $88 million, or 6%, in the three-month period ended March 31, 2009 from the same period in 2008, primarily due to assets becoming fully depreciated as the Company has reduced capital expenditures. Amortization expense declined $231 million, or 33%, in the three-month period ended March 31, 2009 from the three-month period March 31, 2008, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time. See Note 5 in Notes to the Consolidated Financial Statements for additional information regarding intangible assets.

Severance and Exit Costs

On January 26, 2009, we announced a workforce reduction to reduce internal and external labor costs by $1.2 billion on an annualized basis in an effort to reduce our cost structure and align costs with our reduced level of revenues. As a result, severance and exit costs increased by $108 million, or 49%, in the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008 related to the separation of employees and continued organizational realignment initiatives.

Interest Expense, Net

Interest expense increased $22 million, or 6%, in the three-month period ended March 31, 2009 as compared to the same period in 2008, due to a decrease of $45 million in capitalized interest which was partially offset by a decrease of $20 million in interest expense related to the $1.4 billion decline in the average long-term debt balance between the comparative periods. The effective interest rate on the average long-term debt balance of $21.6 billion in the first quarter 2009 was 6.8%. The effective interest rate on the average long-term debt balance of $23.0 billion in the first quarter 2008 was 6.6%. See “Liquidity and Capital Resources” for more information on the Company’s financing activities. In the first quarter 2009, interest income decreased $17 million, or 65%, as compared to the first quarter 2008, primarily due to lower interest rates.

Equity in Earnings of Unconsolidated Investments and Other, Net

This item consists mainly of losses from our equity method investments (see Note 3 in Notes to the Consolidated Financial Statements) and other miscellaneous income/(expense). Equity losses associated with the investment in Clearwire represent the Company’s proportionate share of Clearwire’s net loss and a pre-tax loss of $154 million ($96 million after-tax) related to the dilution of our investment in Clearwire during the first quarter 2009. Clearwire is expected to continue to generate a net loss at least through 2009 during the build out phase of their next-generation wireless network.

Income Tax Benefit

As a result of our pre-tax losses, the consolidated effective tax rate was a benefit of approximately 47% and 38% for the three-month periods ended March 31, 2009 and 2008, respectively. The effective tax rate for the three-month period ended March 31, 2009 was 12% higher than the U.S. federal statutory rate of 35%. Information regarding the items that caused the effective income tax rate to vary from the U.S. federal statutory rate can be found in Note 8 in Notes to the Consolidated Financial Statements.

Net Loss

We recognized a net loss of $594 million and $505 million for the three-month periods ended March 31, 2009 and 2008, respectively. Our first quarter 2009 and 2008 net losses reflect the decreases in Wireless segment revenue due to net losses of subscribers, together with our severance and exit costs and costs incurred to offset the net losses of subscribers. See “Segment Earnings - Wireless Business” below.

Segment Earnings - Wireless Business

Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our handsets, referred to as handset subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization, and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our subscriber usage. The following table provides an overview of the results of operations of our Wireless segment for the three-month periods ended March 31, 2009 and 2008, respectively.

	Quarter Ended March 31,
Wireless Earnings	2009	2008
	(dollars in millions)
Service	$6,420	$7,123
Wholesale, affiliate and other	162	253

Total service revenue	6,582	7,376
Cost of services (exclusive of depreciation and amortization)	(2,072)	(2,114)

Service gross margin	$4,510	$5,262

Service gross margin percentage	69%	71%
Equipment revenue	$453	$587
Cost of products	(1,291)	(1,265)

Equipment net subsidy	$(838)	$(678)

Equipment net subsidy percentage	(185)%	(116)%
Selling, general and administrative expense	$(2,223)	$(2,783)

Wireless segment earnings(1)	1,449	1,801

(1)	Excluded from Wireless segment earnings for 2008 are $66 million of merger and integration expenses, which are classified as selling, general and administrative expense and cost of products as appropriate in the consolidated statement of operations.

Service Revenue

Our Wireless segment generates revenues from the sale of wireless services, the sale of wireless equipment and the sale of wholesale and other services. Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees, net of service credits. The ability of our Wireless segment to generate service revenues is primarily a function of:

•

revenue generated from each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates charged for those services (see “Service Revenue - Average Monthly Service Revenue per Subscriber” below); and

•	number of subscribers that we serve, which in turn is a function of our ability to acquire new and retain existing subscribers (see “Service Revenue – Net Additions to (Losses of) Subscribers” below).

The summary below provides information related to average subscribers and average revenue per subscriber for the quarters ended March 31, 2009 and 2008. A summary of changes in net additions to subscribers and average rates of monthly post-paid and prepaid customer churn since the first quarter 2008 may be found in the table on page 22.

	Quarter Ended March 31,
	2009	2008
Average post-paid subscribers(1)	36,051	40,167
Average prepaid subscribers	3,791	4,452
Average monthly service revenue per subscriber:
Direct post-paid	$56	$56
Direct prepaid	31	29
Average direct post-paid and prepaid	54	53

(1)	Average subscribers represent the average number of direct subscribers included in our customer base during the period, net of deactivated subscribers.

Service revenue decreased $703 million, or 10%, for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008. The majority of the decline is due to a decrease in post-paid service revenue driven by a reduction of approximately 4.1 million, or 10%, in the Company’s average number of direct post-paid subscribers. Our net post-paid subscriber losses have principally been caused by our attracting fewer new subscribers on both the iDEN and CDMA networks in recent periods. See subscriber and related earnings effects discussed in “Service Revenue - Net Additions to (Losses of) Subscribers,” “Wireless Segment Earnings,” and “Future Outlook” below for the expected impact on future periods.

Wholesale, affiliate and other revenues consist primarily of revenues from the sale of wireless services to companies that resell those services to their subscribers, net revenues retained from wireless subscribers residing in PCS Affiliate territories and revenues from bandwidth built-in services predominately marketed through devices enabled to interact on our network. Wholesale, affiliate and other revenues decreased $91 million, or 36%, for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008 due to rate declines, as well as the decreased usage primarily from one of our large carrier customers.

Service Revenue – Average Monthly Service Revenue per Subscriber

Below is a table showing average revenue per direct post-paid and prepaid subscriber for each quarter beginning with the first quarter 2008.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Average monthly service revenue per subscriber
Direct post-paid	$56	$56	$56	$56	$56
Direct prepaid	$29	$30	$31	$30	$31

Average monthly direct post-paid service revenue per subscriber for the three-month period ended March 31, 2009 was flat as compared to the same period of 2008 as we improved the retention of our higher revenue subscribers and lessened the impact of rate plan migrations. These improvements have been primarily offset by the decline in average monthly direct post-paid service revenue per iDEN subscriber. Our retention efforts have been focused on improving the customer experience, including, but not limited to, our Simply Everything bundled plans that provide unlimited voice, data, text and Direct Connect services; improved service levels from our customer care centers; and our Ready Now program. Average monthly prepaid service revenue per subscriber for the three-month period ended March 31, 2009 increased compared to the same period in 2008 due to higher access fees from our National Boost Monthly Unlimited users.

Service Revenue – Net Additions to (Losses of) Subscribers

The wireless industry is subject to intense competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. As a result, wireless carriers have focused on retaining valued subscribers through various means including considerable efforts in customer care.

As discussed above in “Overview,” we have endeavored to retain and attract subscribers by taking actions to improve our customer care, sales and distribution functions, and brand awareness. In addition, we took other actions in an effort to improve our subscribers’ experience including improving our network performance by adding capacity to our networks, broadening our handset portfolio, and providing subscribers an excellent value proposition with our Simply Everything pricing plans. While certain indicators suggest that we are making progress with respect to these actions, we have continued to lose post-paid wireless subscribers.

The following table shows (a) net additions (losses) of subscribers for each quarter beginning with the first quarter 2008 excluding existing subscribers who have migrated between networks, (b) our total subscribers as of the end of each quarterly period, and (c) our average rates of monthly post-paid and prepaid customer churn.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009
Net additions (losses) (in thousands)
Post-paid:
iDEN	(684)	(527)	(589)	(639)	(625)
CDMA(1)	(386)	(249)	(533)	(466)	(625)

Total post-paid	(1,070)	(776)	(1,122)	(1,105)	(1,250)

Boost Mobile-branded service:
iDEN	(543)	(250)	(305)	(264)	764
CDMA	343	112	(24)	(50)	(90)

Total prepaid	(200)	(138)	(329)	(314)	674

Wholesale and affiliates	183	13	130	146	394

Total Wireless	(1,087)	(901)	(1,321)	(1,273)	(182)

End of period subscribers (in thousands)
Post-paid:
iDEN	12,179	11,330	10,466	9,609	8,890
CDMA(1)	27,502	27,575	27,317	27,069	26,538

Total post-paid	39,681	38,905	37,783	36,678	35,428

Boost Mobile-branded service:
iDEN	3,552	3,302	2,997	2,733	3,497
CDMA	826	938	914	864	774

Total prepaid	4,378	4,240	3,911	3,597	4,271

Wholesale and affiliates	8,701	8,714	8,844	8,990	9,384

Total Wireless	52,760	51,859	50,538	49,265	49,083

Monthly customer churn rate(2)
Direct post-paid	2.45%	1.98%	2.15%	2.16%	2.25%
Direct prepaid	9.93%	7.36%	8.16%	8.20%	6.86%

(1)	Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.

(2)	We calculate churn by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Post-paid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where we terminate the customer’s service due to a lack of payment or other reasons.

Post-Paid Subscribers

We lost 1.25 million net post-paid subscribers during the first quarter 2009 as compared to losing 1.1 million net post-paid subscribers during the first quarter 2008. During the first quarter 2009, losses of post-paid subscribers on our iDEN network of 625,000 are exclusive of 94,000 that transferred from our iDEN network to our CDMA network, which results in a total loss of 719,000 iDEN post-paid subscribers. During the same quarter, our loss of 625,000 post-paid subscribers from our CDMA network was partially offset by the 94,000 that transferred from the iDEN network, for a net reduction of 531,000 post-paid subscribers on the CDMA network.

Our net subscriber losses have been caused principally by attracting fewer new subscribers on both networks in recent periods as compared to the number of subscriber deactivations experienced. We believe this reduction in new subscribers is primarily due to our competitors gaining a larger share of new wireless decisions and the relative success that certain of our competitors are enjoying with respect to retaining subscribers. The current economic conditions have also contributed to an increase in deactivations in recent periods from our business customer accounts as companies reduce wireless service lines resulting from their own workforce reductions. We further believe this reduction in new subscribers is due to measures taken by us to increase the credit quality of our subscribers, as well as lingering consumer perceptions regarding our networks, particularly the iDEN network, and customer care as discussed above in “Overview.” Our post-paid subscriber loss rates (or rates of customer churn) remain high relative to our competitors; however, our post-paid subscriber churn rates improved during the first quarter 2009 as compared to the first quarter 2008, as we have experienced improvement in involuntary deactivations due to our improving the credit quality of our subscriber base, offset by relatively high voluntary subscriber deactivations.

As described in “Future Outlook,” the Company continues to expect that not only prepaid, but also post-paid and total subscriber full-year net losses should improve in 2009 as compared to 2008. However, our actual loss of direct post-paid subscribers of 1.25 million in the first quarter 2009 can be expected to cause wireless service revenue in each of the remaining quarters of 2009 to be approximately $200 million lower than it would have been had those subscribers not been lost. If we were to experience the same level of direct post-paid subscriber losses in each remaining quarter of 2009 as we did in the first quarter, such subscriber losses would further reduce 2009 total revenue by approximately 5%, while revenue for the year 2010 would be approximately $3.2 billion lower than it would have been if we had not lost such direct post-paid subscribers in 2009.

Prepaid Subscribers

We added approximately 674,000 net prepaid subscribers during the first quarter 2009 as compared to losing 200,000 net prepaid subscribers in the first quarter 2008. The first quarter 2009 subscriber additions included approximately 764,000 net subscribers on our iDEN network, which was partially offset by 90,000 net subscriber losses on our CDMA network. During the first quarter 2008, we had 543,000 net prepaid subscriber losses and 343,000 net additions on our iDEN and CDMA networks, respectively.

Our net prepaid subscriber additions in the first quarter 2009 were principally driven by the Company’s National Boost Monthly Unlimited offering on the iDEN network which was launched at the end of January 2009. We are encouraged by the initial success achieved by the National Boost Monthly Unlimited offering which has driven a significant prepaid market share gain during the first quarter 2009. In conjunction with the changing economic environment, the Company’s National Boost Monthly Unlimited offering is experiencing strong demand as sub-prime decisions are becoming a larger portion of overall decisions in the marketplace.

Wholesale and Affiliate Subscribers

Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers and customers residing in PCS Affiliate territories. During the first quarter 2009, wholesale and affiliate subscriber additions were 394,000, resulting in about 9.4 million wholesale and affiliate subscribers at March 31, 2009, compared to about 8.7 million wholesale and affiliate subscribers at March 31, 2008. We experienced growth in the wholesale subscriber base driven primarily by additions from our bandwidth built-in open device initiative, partially offset by subscriber losses primarily from one of our large carrier customers. Although the Company experienced strong growth in the total wholesale subscriber base, most of the growth relates to services generating lower revenue per subscriber, with minimal acquisition costs and no subsidy expenses.

Cost of Services

Cost of services consists primarily of:

•

costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with network employees and spectrum frequency leasing costs;

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

•	long distance costs paid to the Wireline segment;

•	costs to service and repair handsets;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as e-mail, music, TV and navigation services by our subscribers.

Cost of services decreased $42 million, or 2%, for the three-month period ended March 31, 2009 compared to the first quarter 2008, primarily reflecting a decline in labor, outside services and maintenance costs consistent with the Company’s cost cutting efforts as well as a decline in network costs associated with fewer subscribers. These costs have been slightly offset by an increase in service and repair expenses and data usage driven partially from more smartphones and data centric handsets.

Service gross margin declined 2% in the first quarter 2009 to 69% as cost of services declined 2% offset by a decline of 10% in service revenue as discussed above.

Subsidy

We recognize equipment revenue and corresponding costs of handsets when title of the handset passes to the dealer or end-user customer. Our marketing plans assume that handsets typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new handsets at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of handsets is reduced by any rebates that are earned from the supplier. Cost of handsets and accessories also includes order fulfillment related expenses and write-downs of handset and related accessory inventory for shrinkage and obsolescence. Equipment costs in excess of the revenues generated from equipment sales (referred to in the industry as subsidy) as a percentage of equipment revenues increased to 185% in the three-month period ended March 31, 2009 from 116% in the three-month period ended March 31, 2008, primarily due to:

•	a 23% decline in equipment revenue, primarily due to a decrease in the number of handsets sold, as well as,

•	a 2% increase in the cost of handsets, primarily due to our mix of handsets sold increasing towards smartphones and higher-end devices, partially offset by a decrease in the number of handsets sold.

Selling, General and Administrative Expense

Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and direct sales force for new handset activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, retail stores and marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, strategic planning and technology and product development.

Sales and marketing expense decreased $155 million, or 12%, in the first quarter 2009 from the first quarter 2008, primarily due to the decline in gross subscriber additions and a decline in labor related costs due to our workforce and cost reduction activities.

General and administrative costs decreased $405 million, or 27%, in the first quarter 2009 from the first quarter 2008, primarily due to the decrease in bad debt expense, customer care costs and lower employee related costs. Bad debt expense was $72 million for the quarter ended March 31, 2009 representing a $174 million decline as compared to the first quarter 2008. Customer care costs decreased $104 million in the first quarter 2009 as compared to the same period in 2008. Our improvement in bad debt and customer care expenses is largely attributable to credit policies for new customers and customer care quality initiatives that were launched in 2008. We also have several customer care and collection activities designed to proactively contact subscribers to ensure they are on appropriate service plans based on their usage and to negotiate payment arrangements designed to help the customers through difficult financial times. As a result, we have experienced fewer calls into customer care, a decrease in involuntary churn, as well as a decrease in the number of accounts and average balances written off during the first quarter 2009 compared to the first quarter 2008. Employee related costs have also decreased approximately $53 million as compared to the first quarter 2008 due to the planned headcount reductions announced in January 2009.

Wireless Segment Earnings

Wireless segment earnings decreased $352 million, or 20%, in the first quarter 2009 from the first quarter 2008, primarily due to declines in service revenue as discussed above in “Service Revenue.”

We expect to reduce the number of net post-paid subscriber losses during 2009, as compared to 2008, through the actions highlighted previously. We also have taken actions to control costs and to align our costs with our reduced level of revenues. However, the impact of the past net post-paid subscriber losses on future revenues discussed above under “Service Revenue – Net Additions to (Losses of) Subscribers” will adversely affect 2009 and 2010 wireless segment earnings, and will be only partially offset by our reductions in costs.

We have also recently lowered the prices of certain handset devices and continue to make targeted investments to improve subscriber results, which may cause an increase in our equipment net subsidy, which could increase the overall cost to acquire and retain subscribers. Management is implementing a cost reduction program designed to decrease our cost structure by reducing our labor and other costs; however, it is not expected that the reduction in cash costs will fully offset the reduced cash expected from the service revenue declines for the rest of 2009. See “Forward-Looking Statements.”

Segment Earnings - Wireline Business

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services to our Wireless segment, other communications companies and targeted business customers. These services include domestic and international data communications using various protocols, such as multiprotocol label switching technologies (MPLS), internet protocol (IP), asynchronous transfer mode (ATM), frame relay, managed network services and voice services. Our IP services can also be combined with wireless services. In addition, we provide IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance service and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. Growth in voice services provided by cable MSOs is accelerating as consumers use cable MSOs as alternatives to local and long distance voice communications providers. We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we have converted our existing subscribers from ATM and frame relay to more advanced IP technologies, such as MPLS, Sprintlink Frame Relay and Sprintlink ATM, which allows us to provide converged services. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We are also taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with wholesale voice local and long distance services, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

	Quarter Ended March 31,
Wireline	2009	2008
	(dollars in millions)
Voice	$660	$824
Data	199	267
Internet	577	496
Other	29	43

Total net services revenue	1,465	1,630
Cost of services and products	(953)	(1,084)

Service gross margin	$512	$546

Service gross margin percentage	35%	33%
Selling, general and administrative expense	$(226)	$(259)

Wireline segment earnings	286	287

Wireline Revenue

Voice Revenues

Voice revenue decreased $164 million, or 20%, in the first quarter 2009 as compared to the first quarter 2008 primarily as a result of volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 29% of total voice revenues for the first quarter 2009 as compared to 25% for the first quarter 2008.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased $68 million, or 25%, for the first quarter 2009 as compared to the first quarter 2008 primarily due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. These declines were partially offset by growth in IP revenues. Data revenues generated from the provision of services to the Wireless segment represented 16% of total data revenue for the first quarter 2009 as compared to 9% for the first quarter 2008.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased $81 million, or 16%, in the first quarter 2009 as compared to the first quarter 2008. The increases were due to higher IP revenues as business subscribers increasingly migrate to MPLS services, as well as revenue growth in our cable voice over internet protocol business, which experienced a 24% increase in the first quarter 2009 as compared to the first quarter 2008. Internet revenues generated from the sale of services to our Wireless segment represented 11% of total Internet revenues in the first quarter 2009 as compared to 6% in the first quarter 2008.

Other Revenues

Other revenues, which primarily consist of sales of customer premises equipment, decreased $14 million, or 33%, in the first quarter 2009 as compared to the first quarter 2008, as a result of fewer projects.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $131 million, or 12%, in the first quarter 2009 from the first quarter 2008 due to declining voice volumes. Service gross margin percentage increased from 33% in the first quarter 2008 to 35% in the first quarter 2009, primarily as a result of revenue growth in our cable VoIP business.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $33 million, or 13%, in the first quarter 2009 as compared to the first quarter 2008. The decrease was primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net services revenues was 15% in the first quarter 2009, as compared to 16% in the first quarter 2008.

Wireline Segment Earnings

Wireline segment earnings decreased $1 million, or less than 1%, in the first quarter 2009 from the first quarter 2008, primarily due to an increase in Internet revenue, and a decrease in cost of services and products, partially offset by decreases in voice and data revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the U.S. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

FINANCIAL POSITION

Our consolidated assets were $57.2 billion as of March 31, 2009 and $58.3 billion as of December 31, 2008. The decrease in our consolidated assets was primarily attributable to the reduction in property, plant and equipment, net, resulting from depreciation of $1.4 billion, the reduction in intangible assets related to amortization of $466 million, and a decrease of $280 million in investments due primarily to net losses from equity method investments, partially offset by an $825 million increase of cash due to cost cutting initiatives. Our consolidated liabilities were $38.2 billion as of March 31, 2009 and $38.6 billion as of December 31, 2008. The decrease in our consolidated liabilities was primarily due to a $426 million decrease in deferred tax liabilities, primarily as a result of a reduction in temporary differences related to property, plant and equipment and intangibles noted above. See “Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Quarter Ended March 31,
	2009	2008
	(in millions)
Cash provided by operating activities	$1,363	$2,107
Cash used in investing activities	(560)	(1,852)
Cash provided by financing activities	22	2,177

At March 31, 2009, cash and cash equivalents were $4.5 billion as compared to $4.7 billion as of March 31, 2008.

Operating Activities

Net cash provided by operating activities of $1.4 billion in the first quarter 2009 decreased $744 million from the first quarter 2008 primarily due to a $1.1 billion decrease in cash received from our subscribers as a result of declining service revenues from our post-paid subscribers. This was partially offset by a decrease of $333 million in cash paid to our suppliers and employees. Subscriber revenue earned but not billed represented about 13% and 12% of our accounts receivable balance as of March 31, 2009 and March 31, 2008, respectively.

Investing Activities

Net cash used in investing activities for the first quarter 2009 decreased by $1.3 billion from the first quarter 2008, due to the decrease in capital expenditures of $1.3 billion in the first quarter 2009 as compared to 2008 mainly due to fewer cell sites being built in 2009, reduced capacity needs, and fewer IT and network development projects.

Financing Activities

Net cash provided by financing activities was $22 million during the first quarter 2009 compared to net cash provided by financing activities of $2.2 billion in the first quarter 2008, primarily due to the draw down of $2.5 billion under the revolving bank credit facility and net maturities of commercial paper of $329 million in the first quarter 2008.

Capital Requirements

We currently anticipate that future funding needs in the near term will principally relate to:

•	operating expenses relating to our segment operations;

•	capital expenditures, particularly with respect to the capacity and upgrading of our networks and the deployment of new technologies in our networks;

•	scheduled debt service requirements;

•	amounts required to be expended in connection with the Report and Order;

•	certain costs of compliance with regulatory mandates; and

•	other general corporate expenditures.

Liquidity

As of March 31, 2009, our cash and cash equivalents totaled $4.5 billion. In addition, we have $1.4 billion available under our existing revolving bank credit facility, which expires in December 2010. On May 1, 2009, we repaid the $600 million Sprint Capital Corporation notes that were due on that date. We have no other material debt service payments due in 2009. Even if our expectation that we will reduce the number of net post-paid subscriber losses in 2009 is not achieved, Sprint’s current liquidity position makes it likely that we will be able to meet our debt service requirements and other funding needs at least through 2010. Nevertheless, if we are unable to reduce the rate of losses of post-paid subscribers in 2009 or 2010, it would have a significant negative impact on cash provided by operating activities and our liquidity in future years.

On November 3, 2008, we entered into an agreement to amend the terms and conditions of our revolving bank credit facility giving us greater flexibility regarding our financial covenants. Pursuant to the amendment, the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges (adjusted EBITDA) increased from no more than 3.5 to 1.0 to no more than 4.25 to 1.0. As of March 31, 2009, the ratio was 3.1 to 1.0 as compared to 3.0 to 1.0 as of December 31, 2008. Under this revolving bank credit facility, we are currently restricted from paying cash dividends unless our ratio of total indebtedness to adjusted EBITDA is less than 2.5 to 1.0. The new terms of the revolving bank credit facility provide for an interest rate equal to LIBOR, plus a margin of between 2.50% and 3.00%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. In addition, the amendment reduced the revolving bank credit facility from $6.0 billion to $4.5 billion. As of March 31, 2009, we had $2.1 billion in letters of credit, including a $2.0 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, outstanding under our $4.5 billion revolving bank credit facility. As a result of the outstanding borrowings under the revolving bank credit facility and the outstanding letters of credit, each of which directly impacts the availability of the revolving bank credit facility, we had $1.4 billion of borrowing capacity available under our revolving bank credit facility as of March 31, 2009.

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

All three rating agencies rate our senior unsecured debt below investment grade. On May 1, 2008, Standard & Poor’s lowered our rating to BB. On April 3, 2009, they changed our outlook to negative from stable. On December 10, 2008, Moody’s Investors Service lowered our rating to Ba2. At the same time, they raised our amended bank credit facility rating to Baa2. They rate our outlook as negative. On February 19, 2009, Fitch Ratings lowered our rating to BB. They rate our outlook as negative. Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the public capital markets.

As of March 31, 2009, we had working capital of $1.9 billion compared to $2.1 billion as of December 31, 2008, with the change primarily due to the increase in our current liabilities.

FUTURE OUTLOOK

We endeavor to both add new and retain our existing wireless subscribers in order to reverse the negative post-paid wireless subscriber trends that we have experienced in recent periods. We expect to improve our subscriber results by consistently improving the customer experience by focusing on value, simplicity and productivity.

Given the current economic environment, the difficulties the economic uncertainties create in forecasting as well as the inherent uncertainties in predicting future customer behavior, we are unable to say with assurance the net direct post-paid subscriber losses we will experience during the remaining quarters of 2009 or thereafter. However, the Company continues to expect that not only prepaid, but also post-paid and total subscriber full-year net losses should improve in 2009 as compared to 2008. We believe this improvement will principally be driven by strengthening our brand through improving the customer experience as well as by our prepaid nationwide unlimited plan on our iDEN network.

Our net subscriber losses have significantly reduced our revenue and cash flow. These effects will continue if we do not attract new subscribers and/or reduce our rate of churn. See “Wireless Segment Earnings” above for a discussion of how our subscriber trends will impact our segment earnings trends.

Also, these subscriber losses have decreased and will further decrease our adjusted EBITDA, as defined by our revolving bank credit facility. Management is implementing cost reduction programs designed to decrease our cost structure by reducing our labor and other costs; however, we do not expect that the reduction in cash costs will fully offset the reduced cash expected from our service revenue declines described above.

Our decline in adjusted EBITDA has caused the ratio of total indebtedness to trailing four quarters adjusted EBITDA to increase. We expect to remain in compliance with our covenants and expect to be able to meet our debt service requirements through at least the end of 2010, although there can be no assurance that we will do so. Although we expect to improve our subscriber results, if we do not meet our plan, depending on the severity of the actual subscriber results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.

Specifically, we expect to be able to meet our currently identified funding needs for at least the next 12 months by using our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand. In addition, we also have available the remaining borrowing capacity under our revolving bank credit facility.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any contributions we may make to our pension plan, which has been negatively impacted by the high degree of volatility in the global financial markets;

•	scheduled debt service requirements; and

•	other future contractual obligations.

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

We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008.

Future Contractual Obligations

There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Other Information

We routinely post important information on our website at www.sprint.com. Information contained on our website is not part of this quarterly report.

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

•

one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•

other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC), including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

In connection with the preparation of this Form 10-Q as of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2009, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recognized, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. During the quarter ended March 31, 2009, the Company appointed a new Principal Accounting Officer and transitioned responsibility for the financial reporting consolidation processes to our corporate headquarters. As a result, the Company replaced the external reporting staff performing controls over the preparation of the consolidated financial statements. There have been no other changes in our internal controls over financial reporting that have occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

On March 10, 2009, a complaint was filed in federal court in Kansas City, Kansas, against the Company and three of our former executive officers in their capacities as such. The lawsuit, entitled Bennett, et al. v. Sprint Nextel Corp., et al., and purportedly brought on behalf of a class of Sprint shareholders, alleges that, between October 2006 and February 2008, the defendants violated federal securities laws and rules by failing to disclose certain operating challenges in connection with the Sprint-Nextel merger, and by failing to adequately reserve for goodwill impairment and bad debt. The plaintiff seeks damages, reasonable costs and attorneys’ fees as well as equitable or injunctive relief. The Company believes the lawsuit is without merit and intends to defend the matter vigorously.

We are involved in certain other legal proceedings that are described in Note 9 of Notes to the Consolidated Financial Statements included in this report. During the quarter ended March 31, 2009, there were no material developments in the status of these legal proceedings.

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

The only material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2008 are the following:

The trading price of our common stock has been and may continue to be volatile, not withstanding our actual operations and performance.

The stock market, in general, and the market for communications and technology companies in particular, have experienced price and volume fluctuations over the past year. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. The trading price of our common stock has fallen by approximately 75% since January 1, 2008. Stock price volatility and continued and sustained decreases in our share price could subject our shareholders to losses and us to takeover bids or lead to action by the NYSE. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•

quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts expectations, including announcements of continued subscriber losses and rates of churn that would result in downward pressure on our stock price;

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., and Intel Corporation	8-K	001-04721	2.1	05/07/2008

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3	02/28/2007

(4) Instruments Defining the Rights of Sprint Nextel Corporation Security Holders

4.1	The rights of Sprint Nextel Corporation’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Executive Compensation Plans and Arrangements

10.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Charles L. Hall and Sprint Nextel Corporation					*

10.2	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for executive officers with Nextel employment agreements					*

10.3	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for all other executive officers.					*

10.4	Amended and Restated Employment Agreement, effective December 31, 2008, between Danny L. Bowman and Sprint Nextel Corporation					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed or furnished herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

Sprint will furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of long-term debt that do not exceed 10% of the total assets of Sprint.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By:	/s/ Charles L. Hall
Charles L. Hall
Senior Vice President and Principal Accounting Officer

Dated: May 8, 2009