Form 10-Q
period 2009-06-30
SPRINT NEXTEL CORP
filed 2009-08-04
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

COMMON SHARES OUTSTANDING AT JULY 31, 2009:

VOTING COMMON STOCK
Series 1	2,815,848,425
Series 2	60,000,000

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$4,592	$3,691
Marketable securities	17	28
Accounts and notes receivable, net of allowance for doubtful accounts of $195 and $276	3,202	3,361
Device and accessory inventory	575	528
Deferred tax assets	98	93
Prepaid expenses and other current assets	614	643

Total current assets	9,098	8,344
Investments	3,882	4,241
Property, plant and equipment, net	20,143	22,373
Intangible assets
FCC licenses and trademarks	19,657	19,320
Customer relationships, net	1,105	1,932
Other intangible assets, net	1,542	1,634
Other assets	458	408

	$55,885	$58,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,061	$2,138
Accrued expenses and other current liabilities	3,479	3,525
Current portion of long-term debt, financing and capital lease obligations	1,373	618

Total current liabilities	6,913	6,281
Long-term debt, financing and capital lease obligations	19,618	20,992
Deferred tax liabilities	6,613	7,196
Other liabilities	4,023	4,178

Total liabilities	37,167	38,647

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.936 and 2.951 billion shares issued, 2.872 billion and 2.857 billion shares outstanding	5,872	5,902
Paid-in capital	47,095	47,314
Treasury shares, at cost	(1,282)	(1,939)
Accumulated deficit	(32,473)	(31,148)
Accumulated other comprehensive loss	(494)	(524)

Total shareholders’ equity	18,718	19,605

	$55,885	$58,252

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)

Net operating revenues	$8,141	$9,055	$16,350	$18,389
Operating expenses
Costs of services and products (exclusive of depreciation and amortization included below)	4,061	4,177	8,087	8,400
Selling, general and administrative	2,311	2,826	4,771	6,014
Severance and exit costs	(29)	106	298	325
Depreciation	1,453	1,467	2,870	2,972
Amortization	458	689	924	1,386

	8,254	9,265	16,950	19,097

Operating loss	(113)	(210)	(600)	(708)
Other expense
Interest expense, net	(350)	(320)	(702)	(633)
Equity in losses of unconsolidated investments and other, net	(146)	(21)	(431)	(25)

Loss before income taxes	(609)	(551)	(1,733)	(1,366)
Income tax benefit	225	207	755	517

Net loss	$(384)	$(344)	$(978)	$(849)

Basic and diluted loss per common share	$(0.13)	$(0.12)	$(0.34)	$(0.30)

Basic and diluted weighted average common shares outstanding	2,872	2,852	2,870	2,850

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash flows from operating activities
Net loss	$(978)	$(849)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,794	4,358
Provision for losses on accounts receivable	147	417
Share-based compensation expense	44	142
Deferred and other income taxes	(766)	(520)
Equity in losses of unconsolidated investments and other, net	431	25
Changes in assets and liabilities:
Accounts and notes receivable	(4)	(73)
Inventories and other current assets	(92)	170
Accounts payable and other current liabilities	(42)	(470)
Non-current assets and liabilities, net	—	89
Other, net	(19)	(103)

Net cash provided by operating activities	2,515	3,186

Cash flows from investing activities
Capital expenditures	(717)	(2,569)
Expenditures relating to FCC licenses	(328)	(468)
Proceeds from maturities and sales of marketable securities	11	155
Other, net	2	31

Net cash used in investing activities	(1,032)	(2,851)

Cash flows from financing activities
Borrowings under credit facility	—	2,500
Proceeds from issuance of commercial paper	—	681
Maturities of commercial paper	—	(1,060)
Retirements and payments of debt and capital leases	(605)	(1,259)
Other, net	23	26

Net cash (used in) provided by financing activities	(582)	888

Net increase in cash and cash equivalents	901	1,223
Cash and cash equivalents, beginning of period	3,691	2,246

Cash and cash equivalents, end of period	$4,592	$3,469

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	2,951	$5,902	$47,314	94	$(1,939)	$(31,148)	$(524)	$19,605
Net loss	—	—	—	—	—	(978)	—	(978)
Other comprehensive income, net	—	—	—	—	—	—	30	30

Total comprehensive loss								(948)

Issuance of common shares, net	—	—	—	(15)	349	(347)	—	2
Share-based compensation expense	—	—	52	—	—	—	—	52
Conversion of series 2 to series 1 common shares	(15)	(30)	(278)	(15)	308	—	—	—
Other	—	—	7	—	—	—	—	7

Balance, June 30, 2009	2,936	$5,872	$47,095	64	$(1,282)	$(32,473)	$(494)	$18,718

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2008. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and the “Company” mean Sprint Nextel Corporation and its consolidated subsidiaries.

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements. These estimates are inherently subject to judgment and actual results could differ.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2. Significant New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R) – 1, Employers’ Disclosures about Postretirement Benefit Plan Assets, to require additional disclosures about plan assets held by an employer’s defined benefit pension or other postretirement plan. The FSP requires enhanced disclosures related to investment allocation decisions; major categories of plan assets; inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. FSP No. FAS 132(R) - 1 will be effective for the year ended December 31, 2009 and is not expected to have a material effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies. The FASB also issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. In addition, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance on determining fair value when the volume and level of trading activity for an asset or liability have significantly decreased when compared with normal market activity. These staff positions were effective beginning in the second quarter 2009 and did not have a material effect on our consolidated financial statements. In addition, the FASB issued FSP No. FAS 141(R) – 1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations to address application issues relevant to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R) – 1 is effective for business combinations on or after January 1, 2009 and had no effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for the quarter ended June 30, 2009 and did not have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140, in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective beginning in January 2010 and is not expected to have a material effect on our consolidated financial statements.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which changes various aspects of accounting for and disclosures of interests in variable interest entities. SFAS No. 167 will be effective beginning in January 2010 and is not expected to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative accounting principles in the United States. SFAS No. 168 will be effective for the quarter ending September 30, 2009 and is not intended to modify or alter prior authoritative guidance through the Codification and, as such, we do not expect it to have an effect on our consolidated financial statements.

Note 3. Investments

The components of investments were as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Marketable equity securities	$41	$37
Equity method and other investments	3,841	4,204

Total investments	$3,882	$4,241

Equity Method Investments

Clearwire

In November 2008, we closed a transaction with Clearwire Corporation and its subsidiary Clearwire Communications LLC, (collectively Clearwire) to combine our next-generation wireless broadband businesses. At closing, Sprint contributed assets with a carrying value of $3.3 billion, including our 2.5 gigahertz (GHz) spectrum and Worldwide Interoperability for Microwave Access (WiMAX) related assets which, together with Clearwire’s existing business and cash contributions from other investors, will be used to build and operate a next-generation wireless broadband network that will provide entire communities with high-speed residential and mobile internet access services and residential voice services. As part of the arrangement, we entered into various agreements with Clearwire, including mobile virtual network operator (MVNO) agreements under which Clearwire can purchase 3G CDMA, mobile voice and data communication services from Sprint for resale to end users and Sprint can purchase 4G wireless broadband services for resale to our end users. Amounts under these agreements were not material during the first six months of 2009.

In conjunction with the transaction, Clearwire agreed to reimburse Sprint for certain cash expenditures incurred prior to the closing of the transaction in the amount of $388 million. Approximately $213 million was paid by Clearwire during 2008 and the remaining $175 million was provided through an interest bearing note, maturing in May 2011, which is included in equity method and other investments. This reimbursement was accounted for as a reduction to the initial investment in Clearwire. Also, during the quarter ended December 31, 2008, we recognized a pre-tax gain within equity of $684 million ($424 million after tax) related to the difference between our share of Clearwire’s net assets upon close and the carrying value of the net assets we contributed to Clearwire. In addition to our proportionate share of Clearwire’s net loss, a pre-tax loss of $154 million ($96 million after tax) was recognized in equity in losses of unconsolidated investments and other, net in the first quarter 2009, representing the finalization of ownership percentages, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to close.

As a result of these transactions, Sprint owns a 51% non-controlling interest in Clearwire, in the form of 370 million shares of Class B common stock in Clearwire Corporation and 370 million Class B common interests in Clearwire Communications LLC, for which the carrying value as of June 30, 2009 totaled $3.6 billion. Each share of Clearwire Class B common stock, together with one Clearwire Communications Class B common interest, is exchangeable for one share of Clearwire Corporation’s Class A common stock, a publicly traded security. Sprint’s investment in Clearwire represents $9.70 per share based on the assumed exchange of our Class B ownership interests for Class A common shares. The market price of Clearwire publicly traded stock was $5.53 per share as of June 30, 2009.

Sprint’s investment in Clearwire is part of our long-term plan to participate in the 4G wireless broadband market, and to benefit from Clearwire’s advantaged position in that market. Clearwire is continuing to execute its business plan, including

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

building its 4G wireless broadband network, and Clearwire, Sprint and other investors are beginning to offer 4G products utilizing that network. Sprint does not intend to sell this investment in the foreseeable future, and recoverability of our investment is not affected by short-term fluctuations in Clearwire’s stock price. Sprint continues to believe the decline in Clearwire’s stock price is temporary, and expects the stock price to eventually recover to at least a level equivalent to Sprint’s investment, and to recover fully the carrying value of the investment.

Virgin Mobile USA (VMU)

VMU uses Sprint’s network under an MVNO agreement. At June 30, 2009, the Company held an approximate 14% ownership interest in VMU. Our share of VMU’s net income is not currently being recognized because of cumulative losses in excess of our original investment. In addition, a deferred credit of $94 million related to this investment is reflected in “Other liabilities” on our consolidated balance sheet as of June 30, 2009 (See Note 15).

Note 4. Financial Instruments

Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost which approximates fair value. Marketable debt and equity securities held as current and non-current investments totaling $58 million and $65 million as of June 30, 2009 and December 31, 2008, respectively, are measured at fair value on a recurring basis with the changes in fair value recognized in other comprehensive income each period. The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities, was $17.8 billion and $14.4 billion as of June 30, 2009 and December 31, 2008, respectively, based on current market prices or interest rates.

Note 5. Property, Plant and Equipment

The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Land	$330	$328
Network equipment, site costs and related software	38,946	38,273
Buildings and improvements	4,773	4,757
Non-network internal use software, office equipment and other	3,141	3,268
Construction in progress	1,346	1,840
Less accumulated depreciation	(28,393)	(26,093)

Property, plant and equipment, net	$20,143	$22,373

Note 6. Intangible Assets

Indefinite-Lived Intangible Assets

	December 31, 2008	Additions	June 30, 2009
	(in millions)
FCC licenses	$18,911	$337	$19,248
Trademarks	409	—	409

	$19,320	$337	$19,657

We hold FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services: 1.9 GHz licenses utilized in the CDMA network, and 800 megahertz (MHz) and 900 MHz licenses utilized in the iDEN network. We also hold 1.9 GHz and other FCC licenses that are not currently being utilized. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sprint assesses annually, or more frequently if necessary, our ability to recover the carrying value of our spectrum licenses, which are carried as a single unit of accounting. In assessing recoverability, we estimate the fair value of spectrum using the Greenfield direct value method, which approximates value through estimating the discounted future cash flows of a hypothetical start-up business. Assumptions key in estimating fair value under this method include, but are not limited to, capital expenditures, customer activations and deactivations, market share achieved, tax rates in effect and discount rate. Our estimate of the fair value of our spectrum licenses significantly exceeds their carrying value, and we believe it is unlikely that reasonable changes to the underlying assumptions could alter this result.

Intangible Assets Subject to Amortization

	Useful Lives	June 30, 2009			December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	2 to 5 years	$11,859	$ (10,754)	$1,105	$12,220	$ (10,288)	$1,932
Other intangible assets
Trademarks	10 years	889	(349)	540	889	(304)	585
Reacquired rights	9 to 14 years	1,268	(333)	935	1,268	(284)	984
Other	5 to 16 years	100	(33)	67	95	(30)	65

Total other intangible assets		2,257	(715)	1,542	2,252	(618)	1,634

		$14,116	$ (11,469)	$2,647	$14,472	$ (10,906)	$3,566

Note 7. Accounts Payable

Accounts payable at June 30, 2009 and December 31, 2008 included liabilities in the amounts of $157 million and $153 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 8. Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rate	Maturities	June 30, 2009	December 31, 2008
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	1.00 – 9.25%	2010 – 2022	$2,950	$2,950
Sprint Capital Corporation	6.88 – 8.75%	2011 – 2032	9,854	10,454
Convertible senior notes
Nextel Communications, Inc.	5.25%	2010	607	607
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	4,780
Credit facilities – Sprint Nextel Corporation
Bank credit facility	3.06%	2010	1,000	1,000
Export Development Canada	4.51%	2012	750	750
Financing obligation	9.50%	2030	696	698
Capital lease obligations and other(1)	4.11 – 10.47%	2009 – 2022	199	204
Net premiums			155	167

			20,991	21,610
Less current portion			(1,373)	(618)

Long-term debt, financing and capital lease obligations			$19,618	$20,992

(1)	Includes $113 million in outstanding principal related to a consolidated variable interest entity.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2009, Sprint Nextel Corporation, the parent corporation, had $4.7 billion in principal of debt outstanding, including the credit facilities. In addition, $15.2 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $9.9 billion issued by our finance subsidiary, Sprint Capital Corporation, is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries’ debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments were $729 million and $716 million during the six-month periods ended June 30, 2009 and 2008, respectively.

Notes

Notes consist of senior, convertible senior and serial redeemable senior notes that are unsecured. Cash interest on these notes is generally payable semiannually in arrears. Approximately $17.2 billion of the notes are redeemable at the Company’s discretion including accrued interest. The $607 million in aggregate principal amount of 5.25% notes due 2010 is convertible at any time prior to redemption, repurchase or maturity at the option of the holders into shares of Series 1 common stock at an effective conversion price of $53.65 per share, plus $11.37 in cash for each $1,000 principal amount.

Credit Facilities

As of June 30, 2009, $2.0 billion in letters of credit, including a $1.9 billion letter of credit required by the FCC’s Report and Order to reconfigure the 800 MHz band, are outstanding under our $4.5 billion revolving bank credit facility. As a result, of the $1.0 billion in outstanding borrowings and the outstanding letters of credit, each of which directly impacts the availability under the revolving bank credit facility, the Company had $1.5 billion of borrowing capacity available under this revolving bank credit facility as of June 30, 2009. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings.

The unsecured loan agreement with Export Development Canada will mature in March 2012 and has terms similar to those of the revolving bank credit facility.

Financing, Capital Lease and Other Obligations

In 2008, we closed a transaction with TowerCo Acquisition LLC under which we sold approximately 3,000 cell sites, and subsequently leased space on those cell sites over a period of ten years with renewal options for an additional 20 years. Due to our continued involvement with the property sold, we accounted for this transaction as a financing. The cell sites continue to be included in property, plant and equipment. Our capital lease and other obligations are primarily for the use of communication switches.

Covenants

As of June 30, 2009, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. The maturity dates of the borrowings may accelerate if we do not comply with these covenants. A default under any of our borrowings could trigger defaults under other debt obligations, which in turn could result in the maturities being accelerated. The indentures that govern our outstanding senior notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries.

Our credit facilities restrict us from paying any cash dividends unless our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges, as defined in the credit facility (adjusted EBITDA), is less than 2.5 to 1.0. The Company also is obligated to repay the credit facilities if certain change-of-control events occur.

Note 9. Severance and Exit Costs

In the second quarter 2009, we reduced the estimate of total severance and lease exit costs associated with our workforce reduction announced in January 2009 by $29 million. For the six-month period ended June 30, 2009, total severance and lease exit costs associated with the January announcement were $298 million. Of these amounts, a benefit of $27 million and costs of $227 million were related to the Wireless segment, and a benefit of $2 million and costs of $71 million were related to the Wireline segment for the same periods ended June 30, 2009, respectively. For the three and six-month periods ended June 30, 2008, we recognized $106 million and $325 million, respectively, in severance and lease exit costs related to the separation of

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

employees and continued organizational realignment initiatives. Of these costs, $84 million and $255 million were related to the Wireless segment, and $19 million and $67 million were related to the Wireline segment for the same periods ended June 30, 2008, respectively.

The following provides the activity in the severance and exit costs liability included in “Accrued expenses and other current liabilities”:

		2009 Activity
	December 31, 2008	Net Expense	Cash Payments and Other	June 30, 2009
	(in millions)
Lease exit costs	$101	$9	$(23)	$87
Severance	90	289	(205)	174

	$191	$298	$(228)	$261

Note 10. Income Taxes

Effective Income Tax Rate

Factors that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate were as follows:

	Six Months Ended June 30,
	2009	2008
	(in millions)
Income tax benefit at the U.S. federal statutory rate	$607	$478
Effect of:
State income taxes, net of federal income tax effect	36	46
Reduction in liability for unrecognized tax benefits	80	—
Valuation allowance reduction	28	—
Other, net	4	(7)

Income tax benefit	$755	$517

Effective income tax rate	43.6%	37.8%

As of June 30, 2009 and December 31, 2008, a total valuation allowance of $680 million and $711 million, respectively, was maintained related to deferred tax assets for loss and tax credit carryforwards, with the reduction principally due to income tax settlements. For the first half of 2009, our liability for unrecognized tax benefits was reduced by $106 million, principally due to income tax settlements and cash payments. Cash was paid for income taxes, net, of $57 million and $34 million during the six-month periods ended June 30, 2009 and 2008, respectively.

Note 11. Commitments and Contingencies

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

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations,

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and our former independent auditor, were dismissed by the Court in April 2004. Our motion to dismiss the amended complaint was denied, and the parties are engaged in discovery. We do not expect the resolution of this matter to have a material effect on our financial position or results of operations.

In connection with the Sprint-Nextel merger in 2005, we disclosed that several third-party providers of CDMA services (PCS Affiliates) had filed lawsuits in various courts, alleging that the Sprint-Nextel merger would result in breaches of exclusivity provisions in their commercial affiliation agreements with our subsidiaries. With the exception of iPCS Wireless, Inc. (iPCS), all such suits have been disposed of. On September 24, 2008, the Illinois Supreme Court denied our petition for appeal in a contract dispute with iPCS. As a result, the Illinois Circuit Court decision from August 2006 holding that Sprint’s merger with Nextel breached Sprint’s agreement with iPCS was upheld. The judge in that case entered an order requiring Sprint to cease owning, operating or managing the iDEN network in parts of certain Midwestern states (Illinois, Iowa, Michigan, Missouri, Nebraska, Wisconsin and a small portion of Indiana) that make up the iPCS territory. On October 15, 2008, we filed a motion asking the Illinois Supreme Court to reconsider its decision not to hear the appeal, on grounds that the Circuit Court decision infringed upon the FCC’s authority to determine the ownership and use of telecommunications licenses, and on grounds that the injunction entered by the Circuit Court violates Illinois public policy. The Illinois Supreme Court declined to hear the appeal but increased the time for compliance with the order to 360 days, which began to run on January 30, 2009. We have also filed a motion asking the Circuit Court to reconsider its decision in light of newly-discovered evidence that was not produced by iPCS in the earlier Circuit Court proceeding. The Circuit Court denied that motion, and we have appealed that denial. We continue to believe the Circuit Court injunction is erroneous and contrary to public policy, and will continue to oppose it vigorously. On June 12, 2009, we initiated a process to divest certain iDEN assets in the iPCS territory. We do not expect the resolution of this matter to have a material effect on our financial position or results of operations.

Various other suits, proceedings and claims, including purported class actions typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

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

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. These relocation costs are reviewed periodically based on actual costs incurred. As a result of this review, our letter of credit was reduced from $2.0 billion to $1.9 billion in June 2009 as approved by the FCC.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table represents activity directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2008	2009 Net Additions	Through June 30, 2009
	(in millions)
FCC licenses	$1,377	$337	$1,714
Property, plant and equipment(1)	150	6	156
Costs not benefiting our infrastructure or spectrum positions	238	21	259

	$1,765	$364	$2,129

(1)	Excluded from the table above are reconfiguration costs incurred to date which are based on allocations between reconfiguration activities and our normal network improvements. The methodology with which we have calculated these costs has not been approved by the independent Transition Administrator designated by the FCC to review our expenditures. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program.

When expended, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Total direct costs attributable to the spectrum reconfigurations are expected to range between $3.2 and $3.6 billion based on the experience to date. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC and the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which are estimated to be approximately $200 million.

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008; however, the FCC has issued a significant number of waivers to 800 MHz licensees giving them additional time to complete their band reconfigurations, which may delay access to some of our 800 MHz replacement spectrum. Based on progress to date, a significant number of additional extension requests were filed in July 2009 and more are expected by October 2009. Under an October 2008 FCC Order, we may be required, in March 2010, to relinquish some of our 800 MHz spectrum on a region-by-region basis prior to receiving 800 MHz replacement spectrum. The Report and Order also contained an exception with respect to markets that border Mexico and Canada. The exception with respect to markets that border Canada was clarified on May 9, 2008 when the FCC issued the Canadian border plans to include a 30-month deadline for completion.

Note 12. Share-Based Compensation

Share-Based Payment Plans

As of June 30, 2009, Sprint sponsored four equity incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan); and the Management Incentive Stock Option Plan (MISOP). Sprint also sponsors an Employees Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. In 2008, certain amendments were made to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

For the three-month period ended June 30, 2009, the number of shares available under the 2007 Plan increased by about 8 million, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expire, or otherwise are terminated. As of June 30, 2009, about 165 million common shares were available under the 2007 Plan. As of June 30, 2009, restricted stock units and options to acquire about 55 million common shares were outstanding under the 1997 Program, options to acquire about 25 million common shares were outstanding under the Nextel Plan and options to acquire about 19 million common shares were outstanding under the

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MISOP. The ESPP has approximately 87 million common shares authorized for future purchases of which 80 million shares were authorized in the second quarter 2009. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

Share-Based Compensation

Pre-tax share-based compensation charges included in net loss from our share-based award plans were $20 million and $46 million for the three and six-month periods ended June 30, 2009, and $67 million and $142 million for the same periods in 2008, respectively. The total income tax benefit recognized in the consolidated financial statements for share-based compensation awards for the same four periods was $7 million, $17 million, $24 million and $52 million, respectively.

As of June 30, 2009, there was $127 million of total unrecognized compensation cost related to nonvested share-based awards that are expected to be recognized over a weighted average period of 2.28 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $2 million and $26 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Under our share-based payment plans, we had options and restricted stock units outstanding as of June 30, 2009. Forfeitures were estimated for share-based awards using an 8.7% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. Options outstanding as of June 30, 2009 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan, and the MISOP, as discussed above.

Options to purchase about 1 million shares were granted in the second quarter 2009, and options to purchase about 28 million shares were granted in the six months ended June 30, 2009. The weighted average grant date fair value of options awarded during the six-month period ended June 30, 2009 was $3.07, compared with $4.60 for the same prior year period. The total intrinsic value of options exercised was insignificant during the six-month period ended June 30, 2009 and $7 million during the same period in 2008.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the closing share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. Restricted stock units granted in the three-month period ended June 30, 2009 were insignificant and about 5 million restricted stock units were granted in the six-month period ended June 30, 2009. The weighted-average grant date fair value of restricted stock units granted during the six-month period ended June 30, 2009 was $2.81 per unit, compared with $6.89 per unit for the same prior year period.

Most restricted stock units outstanding as of June 30, 2009 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance period has been completed. Dividend equivalents paid on restricted stock units are charged to accumulated deficit when paid.

Note 13. Shareholders’ Equity and Per Share Data

In June 2009, certain holders of our Series 2 common stock exercised their rights to convert 14.8 million Series 2 shares to 14.8 million Series 1 shares, resulting in a $30 million and $278 million reduction to common shares and paid in capital, respectively, and a corresponding $308 million reduction in treasury shares.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares include 39 million shares issuable under our equity-based compensation plans and 11 million shares issuable upon the conversion of our convertible senior notes. All such potentially dilutive shares were antidilutive for the three and six-month periods ended June 30, 2009 and 2008 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

Note 14. Segment Information

Sprint operates in two business segments: Wireless and Wireline.

•

Wireless primarily includes retail and wholesale revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless devices and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.

•

Wireline primarily includes revenue from domestic and international wireline voice and data communication services, including services to the cable multiple systems operators that resell our local and long distance service and use our back office systems and network assets in support of their telephone services provided over cable facilities.

Transactions between segments are generally accounted for based on market rates which we believe approximate fair value. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2009
Net operating revenues	$7,004	$1,137	$—	$8,141
Inter-segment revenues(1)	—	291	(291)	—
Total segment operating expenses	(5,591)	(1,076)	295	(6,372)

Segment earnings	$1,413	$352	$4	1,769

Less:
Depreciation and amortization				(1,911)
Severance and exit costs(2)				29

Operating loss				(113)
Interest expense, net				(350)
Equity in losses of unconsolidated investments and other, net				(146)

Loss before income taxes				$(609)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2008
Net operating revenues	$7,736	$1,318	$1	$9,055
Inter-segment revenues(1)	—	287	(287)	—
Total segment operating expenses(3)	(5,868)	(1,306)	215	(6,959)

Segment earnings	$1,868	$299	$(71)	2,096

Less:
Depreciation and amortization				(2,156)
Severance and exit costs(2)				(106)
Merger and integration expenses				(44)

Operating loss				(210)
Interest expense, net				(320)
Equity in losses of unconsolidated investments and other, net				(21)

Loss before income taxes				$(551)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2009
Net operating revenues	$14,039	$2,311	$—	$16,350
Inter-segment revenues(1)	—	582	(582)	—
Total segment operating expenses	(11,177)	(2,255)	574	(12,858)

Segment earnings	$2,862	$638	$(8)	3,492

Less:
Depreciation and amortization				(3,794)
Severance and exit costs(2)				(298)

Operating loss				(600)
Interest expense, net				(702)
Equity in losses of unconsolidated investments and other, net				(431)

Loss before income taxes				$(1,733)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2008
Net operating revenues	$15,699	$2,691	$(1)	$18,389
Inter-segment revenues(1)	—	544	(544)	—
Total segment operating expenses(3)	(12,030)	(2,649)	395	(14,284)

Segment earnings	$3,669	$586	$(150)	4,105

Less:
Depreciation and amortization				(4,358)
Severance and exit costs(2)				(325)
Merger and integration expenses				(130)

Operating loss				(708)
Interest expense, net				(633)
Equity in losses of unconsolidated investments and other, net				(25)

Loss before income taxes				$(1,366)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)

Capital expenditures for the six months ended June 30, 2009	$499	$137	$81	$717
Capital expenditures for the six months ended June 30, 2008	$1,679	$329	$561	$2,569

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to wireless customers.
(2)	See Note 9 for additional information on severance and exit costs.
(3)	Included in the corporate results for the three and six months ended June 30, 2008 are operating expenses related to the next-generation broadband wireless network that was contributed to Clearwire in a transaction that closed on November 28, 2008. Refer to Note 3 for more information.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2009
Wireless services	$6,366	$—	$—	$6,366
Wireless equipment	497	—	—	497
Voice	—	644	(192)	452
Data	—	171	(32)	139
Internet	—	583	(66)	517
Other	141	30	(1)	170

Total net operating revenues	$7,004	$1,428	$(291)	$8,141

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2008
Wireless services	$7,005	$—	$—	$7,005
Wireless equipment	479	—	—	479
Voice	—	786	(201)	585
Data	—	252	(38)	214
Internet	—	528	(47)	481
Other	252	39	—	291

Total net operating revenues	$7,736	$1,605	$(286)	$9,055

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2009
Wireless services	$12,786	$—	$—	$12,786
Wireless equipment	950	—	—	950
Voice	—	1,304	(386)	918
Data	—	370	(63)	307
Internet	—	1,160	(133)	1,027
Other	303	59	—	362

Total net operating revenues	$14,039	$2,893	$(582)	$16,350

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2008
Wireless services	$14,128	$—	$—	$14,128
Wireless equipment	1,066	—	(2)	1,064
Voice	—	1,610	(403)	1,207
Data	—	519	(63)	456
Internet	—	1,024	(77)	947
Other	505	82	—	587

Total net operating revenues	$15,699	$3,235	$(545)	$18,389

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to wireless customers.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Subsequent Events

On July 7, 2009, Sprint entered into a seven-year agreement with Ericsson under which Ericsson will assume the day-to-day execution of services, provisioning and maintenance for the Company’s wireless and wireline networks. The agreement, which contains an option to renew, will result in payments for services estimated to be between $4.5 billion and $5.0 billion over the initial term of the contract. Approximately 6,000 Sprint employees will begin performing their functions as Ericsson employees during the third quarter 2009. Sprint did not transfer ownership or control of its network assets.

On July 17, 2009, the FCC approved a spectrum swap agreement between Sprint and an unrelated wireless company. The agreement consists of an exchange of spectrum in different locations, resulting in an estimated gain of $59 million that will be recognized in the third quarter 2009.

On July 27, 2009, Sprint entered into a definitive agreement to acquire Virgin Mobile USA (VMU) (See Note 3). Under the terms of the agreement, Sprint expects to issue between 81.4 million and 104.7 million shares of its common stock for all VMU common and preferred stock, excluding shares currently owned by Sprint. In addition, Sprint will retire all of VMU’s outstanding debt at the time of closing, which at March 31, 2009, was $248 million net of cash and cash equivalents. Sprint also will make other payments, which may be in cash or Sprint’s common stock at Sprint’s option, valued at approximately $63 million, related to the transaction. Pending VMU shareholder and regulatory approval, the transaction is expected to close in the fourth quarter 2009 or in early 2010.

Subsequent events were evaluated for disclosure through August 4, 2009, the date on which the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Sprint Nextel Corporation (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses and government subscribers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below, the Company has experienced significant losses of subscribers in the critical post-paid wireless market and currently is focused on specific steps to reduce such losses.

Description of the Company

Sprint is the third largest wireless communications company in the United States based on the number of wireless subscribers. We also are one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services on networks that utilize CDMA, iDEN and internet protocol (IP) technologies. We utilize these networks to offer our wireless and wireline customers differentiated products and services whether through the use of a single network or a combination of these networks. We have established key priorities for our Company which include improving the customer experience, rebuilding our brand and increasing profitability. We plan to differentiate our services through providing customers with value and simplicity and by helping customers to be more productive. Through our partnership with Clearwire and their development of a 4G network, we are establishing ourselves as a leader in the deployment of next-generation wireless broadband services.

We believe that our value-driven wireless price plans are very competitive. Our family of “Simply Everything” post-paid price plans bundle together popular data applications with traditional mobile voice calling at price points that can save customers hundreds of dollars annually compared with our largest competitors. Our Boost Mobile® brand prepaid price plans include unique nationwide monthly unlimited, pay as you go, and $1 per day chat plan options.

To simplify the customer experience, we have introduced tools such as Sprint® One Click that allows customers to access various software applications through a single click on their mobile devices. Our Ready Now program trains our subscribers before they leave the store on how to use their mobile devices to ensure subscribers are well informed and comfortable with the features and functions of their new devices.

We provide certain wireless services on the fastest guaranteed national push-to-talk network, as well as the nation’s most dependable 3G network and offer new dual mode 3G/4G services in the Baltimore market. Additionally, Sprint’s 4G service is expected to be available in Portland, Las Vegas and Atlanta in August with at least six more markets expected to follow in 2009. We also support the open development of applications and content on our network platforms. We offer multi-functional devices, such as the Palm® PreTM, Samsung® Instinct and Blackberry® devices including the new Blackberry® Tour TM as well as the Novatel® Wireless MiFi 2200 intelligent mobile hotspot device. In addition to our traditional wholesale customers, we also enable a variety of third-party providers, location-based services, and consumer product providers through our open device initiative. The open device initiative incorporates selling, marketing, product development, and operations resources to address growing non-traditional data needs. It covers a wide variety of products and services including telematics, in-vehicle devices, e-readers, specialized medical devices, and other Original Equipment Manufacturer devices.

In addition to our customer oriented goals, we have also taken measures to reduce our cost structure to align with the reduced revenues expected from fewer subscribers. Our actions include our January 2009 announcement of cost reductions through which we reduced our labor and other costs by approximately $1.2 billion annually. These actions included a workforce reduction of about 8,000 positions which was completed as of June 30, 2009. We believe these actions, as well as our continued efforts to reduce other operating expenses and capital spending, will allow us to maintain a strong cash position, although we do not expect that these measures will fully offset the reduced cash expected from our post-paid service revenue declines discussed below in “Effects on our Wireless Business of Post-paid Subscriber Losses.” We believe that given the recent deterioration in the U.S. economy coupled with short-term market illiquidity, consumer and business spending will continue to be negatively impacted. We will continue to take actions designed to manage the impact of these market conditions on our ability to collect from our subscribers and on other areas of our business. Consistent with the changing economic environment, the Company’s prepaid plans, primarily through the National Boost Monthly Unlimited offering, are experiencing strong demand as our simple, no long-term contract solution provides good service and value.

Effects on our Wireless Business of Post-paid Subscriber Losses

As shown by the table below under “Results of Operations,” Wireless segment earnings represent approximately 80% of Sprint’s total consolidated segment earnings. Within the Wireless segment, post-paid wireless voice and data services represent the most significant contributor to earnings, and are driven by the number of post-paid subscribers to our services, as well as the average revenue per subscriber, or user (ARPU).

Beginning in mid-2006, Sprint began to experience net losses of post-paid subscribers on the Nextel iDEN wireless network, which we acquired in 2005 in the Sprint-Nextel merger. Such net losses for the year ended December 31, 2007 exceeded the net additions of post-paid subscribers on Sprint’s CDMA wireless network. Beginning in 2008 and continuing through the second quarter 2009, we have been experiencing net losses of post-paid subscribers on each of the iDEN and CDMA wireless networks.

We believe that these significant net post-paid subscriber losses resulted from a number of historical factors, in addition to the competitive nature of the industry, including: 1) uncertainty in the marketplace as to our intentions for and commitment to the iDEN network; 2) a high level of involuntary churn during 2007 and early 2008 due to a relatively high mix of sub-prime credit subscribers; 3) adverse perceptions among some of our subscribers about our customer care services; 4) adverse perceptions among some of our subscribers about the quality of and our commitment to development of our networks; 5) highly successful competitor devices; 6) perception in the marketplace that the portfolio of Sprint device offerings was not as desirable as those of some competitors; 7) uncertainty about the financial strength and future reliability of Sprint; and 8) perceptions in the marketplace, in part as a result of the subscriber losses themselves, as well as the other factors above, that the Sprint brand might not be the most desirable for wireless services.

Beginning in 2008, in conjunction with changes in senior management, Sprint undertook steps to address each of these factors. Before directly addressing brand perception, steps were taken to improve the quality of Sprint’s customer care services and the Sprint networks, as confirmed by recent independent comparisons with competitors. Steps were also taken to improve our financial stability, including vigorous cost control actions, which have resulted in our continuing strong cash flow from operations and, in May 2009 we repaid the only scheduled long-term debt maturing in 2009. We also improved financial flexibility through renegotiation in 2008 of Sprint’s revolving bank credit facility. The credit quality mix of our subscriber base has significantly improved. In addition, beginning in 2008 and continuing in 2009, Sprint has undertaken increased marketing initiatives, including media advertising, to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our network. Sprint introduced the Palm® Pre™ on June 6, 2009, as well as the Blackberry® Tour™ on July 12, 2009.

We expect these actions will have a favorable impact on net subscriber losses. Net post-paid subscriber losses did not improve through the first quarter of 2009, in part due to circumstances in the general economy, including higher deactivations of business customer accounts as companies reduced wireless service lines resulting from their own workforce reductions. However, net post-paid subscriber losses of 991,000 for the second quarter 2009 improved by approximately 259,000 compared to first quarter 2009 net post-paid subscriber losses.

As discussed below under “Results of Operations—Segment Earnings—Wireless Business—Service Revenue”, the net loss of post-paid subscribers in the first half of 2009 can be expected to cause wireless service revenue in the second half of 2009 to be approximately $720 million lower than it would have been had those subscribers not been lost. If the net losses of post-paid subscribers continued at the rate experienced in the second quarter 2009 indefinitely into the future, it would have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2010 and beyond.

During the first half of 2009, wireless industry trends included a significant industry-wide shift for new accounts from post-paid wireless accounts to prepaid accounts. Sprint’s successful prepaid wireless offerings, as well as the cost controls that have been implemented, will partially offset the effects of post-paid subscriber losses, but are unlikely to be sufficient to sustain the Company’s level of profitability and cash flows unless we are successful in reducing the decline in post-paid subscribers. The Company believes that the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should reduce the number of net post-paid and total subscriber losses during 2009 as compared to 2008.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Wireless segment earnings	$1,413	$1,868	$2,862	$3,669
Wireline segment earnings	352	299	638	586
Corporate and other earnings	4	(71)	(8)	(150)

Consolidated segment earnings	1,769	2,096	3,492	4,105
Depreciation and amortization	(1,911)	(2,156)	(3,794)	(4,358)
Severance and exit costs	29	(106)	(298)	(325)
Merger and integration expenses	—	(44)	—	(130)

Operating loss	(113)	(210)	(600)	(708)
Interest expense, net	(350)	(320)	(702)	(633)
Equity in losses of unconsolidated investments and other, net	(146)	(21)	(431)	(25)
Income tax benefit	225	207	755	517

Net loss	$(384)	$(344)	$(978)	$(849)

Consolidated segment earnings decreased $327 million, or 16%, and $613 million, or 15%, for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and corporate and other earnings. Corporate and other earnings improved $75 million, or 106%, and $142 million, or 95%, for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008 primarily as a result of costs incurred related to the build-up of 4G WiMAX in 2008 that are no longer being incurred in 2009 due to the close of the transaction with Clearwire in late 2008 (See Note 3 to the Consolidated Financial Statements).

Depreciation and Amortization Expense

Depreciation expense decreased $14 million, or 1%, and $102 million, or 3%, for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008, primarily due to reduced capital expenditures for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008 (See Note 14 to the Consolidated Financial Statements). Amortization expense declined $231 million, or 34%, and $462 million, or 33%, for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time.

Severance and Exit Costs

On January 26, 2009, Sprint announced a workforce reduction to reduce internal and external labor costs by $1.2 billion on an annualized basis in an effort to reduce our cost structure and align costs with our reduced level of revenues, which was completed, as expected, by June 30, 2009. In the second quarter 2009, we reduced the estimate of total severance and lease exit costs associated with our workforce reduction announced in January 2009 by $29 million. For the six-month period ended June 30, 2009, total severance and lease exit costs associated with the January announcement were $298 million. In total, severance and lease exit costs decreased by $135 million, or 127%, and $27 million, or 8%, for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008 for the separation of employees and continued organizational realignment initiatives.

Interest Expense, Net

Interest expense increased $6 million, or 2%, and $28 million, or 4%, for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008. For the three-month period ended June 30, 2009, the interest expense increase as compared to the same period in 2008 is primarily due to a decrease of $24 million of capitalized interest as a result of fewer capital projects and $19 million of other interest credits, which was partially offset by a decrease of $31 million in interest expense related to the $2.6 billion decline in average long-term debt balance between the comparative periods. For the six-month period ended June 30, 2009, the interest expense increase as compared to the same period in 2008 is primarily due to a decrease of $69 million in capitalized interest as a result of fewer capital projects, which was partially offset by a decrease of $45 million in interest expense related to the $2.0 billion decline in the average long-term debt balance between the comparative periods. The effective interest rate on the average long-term debt balance of $21.3 billion and $23.9 billion was 6.6% and 6.4% for the three-month periods ended June 30, 2009 and 2008, respectively. The effective interest rate on the average long-term debt balance of $21.4 billion and $23.4 billion was 6.7% and 6.5% for the six-month periods ended June 30, 2009 and 2008, respectively. See “Liquidity and Capital Resources” for more information on the Company’s financing activities. Interest income decreased $24 million, or 75%, in the three-month period ended June 30, 2009, and $41 million, or 71%, for the six-month period ended June 30, 2009 as compared to the same periods in 2008, primarily due to lower interest rates and interest income from 2008 tax refunds received.

Equity in Losses of Unconsolidated Investments and Other, Net

This item consists mainly of losses from our equity method investments (see Note 3 in Notes to the Consolidated Financial Statements), and also includes other miscellaneous income/(expense). Equity losses associated with the investment in Clearwire represent the Company’s proportionate share of Clearwire’s net loss, plus a pre-tax loss of $154 million ($96 million after tax) related to the dilution of our investment in Clearwire during the first quarter 2009. We expect Clearwire to continue to generate a net loss as it continues build out of its next-generation wireless network.

Income Tax Benefit

As a result of our pre-tax losses, the consolidated effective tax rate was a benefit of approximately 44% and 38% for the six-month periods ended June 30, 2009 and 2008, respectively. The effective tax rate for the six-month period ended June 30, 2009 was 9% higher than the U.S. federal statutory rate of 35%. Information regarding the items that caused the effective income tax rate to vary from the U.S. federal statutory rate can be found in Note 10 to the Consolidated Financial Statements.

Net Loss

We recognized net losses of $384 million and $978 million for the three and six-month periods ended June 30, 2009 compared to $344 million and $849 million for the same periods in 2008. Our three and six-month period 2009 and 2008 net losses reflect the decreases in Wireless segment revenue due to net losses of subscribers, together with our severance and exit costs, partially offset by the reduction in expenses in 2009.

Segment Earnings - Wireless Business

Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our subscriber usage. The following table provides an overview of the results of operations of our Wireless segment for the three and six-month periods ended June 30, 2009 and 2008, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Wireless Earnings	2009	2008	2009	2008
	(in millions)
Post-paid	$5,897	$6,614	$11,960	$13,347
Prepaid	469	391	826	781

Retail service revenue	6,366	7,005	12,786	14,128
Wholesale, affiliate and other revenue	141	252	303	505

Total service revenue	6,507	7,257	13,089	14,633
Cost of services (exclusive of depreciation and amortization)	(2,113)	(2,207)	(4,185)	(4,321)

Service gross margin	4,394	5,050	8,904	10,312

Service gross margin percentage	68%	70%	68%	70%
Equipment revenue	497	479	950	1,066
Cost of products	(1,342)	(1,176)	(2,633)	(2,441)

Equipment net subsidy	(845)	(697)	(1,683)	(1,375)

Equipment net subsidy percentage	(170)%	(146)%	(177)%	(129)%
Selling, general and administrative expense	(2,136)	(2,485)	(4,359)	(5,268)

Wireless segment earnings(1)	$1,413	$1,868	$2,862	$3,669

(1)	Excluded from Wireless segment earnings for the three and six-month periods ended June 30, 2008 are $35 million and $101 million of merger and integration expenses, which are classified as selling, general and administrative expense and cost of products, as appropriate, in the consolidated statement of operations.

Service Revenue

Our Wireless segment generates revenues from the sale of wireless services, the sale of wireless devices and accessories and the sale of wholesale services. Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, operator-assisted calling, equipment protection, late payment and early termination charges and certain regulatory related fees, net of service credits. The ability of our Wireless segment to generate service revenues is primarily a function of:

•	revenue generated from each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates charged for those services; and

•	number of subscribers that we serve, which in turn is a function of our ability to acquire new and retain existing subscribers.

The table below summarizes average number of retail subscribers and average revenue per subscriber for the three and six-month periods ended June 30, 2009 and 2008. Retail, previously referred to as direct, comprises those subscribers to whom Sprint directly provides wireless services on our networks, whether those services are provided on a prepaid or a post-paid basis. Wholesale and affiliate are those subscribers who are served through MVNO and affiliate relationships, and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to their subscribers. More information about the number of subscribers, net additions to subscribers, and average rates of monthly post-paid and prepaid customer churn for each quarter since the first quarter 2008 may be found in the table on page 25.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(subscribers in thousands)
Average post-paid subscribers	34,874	39,286	35,462	39,726
Average prepaid subscribers	4,670	4,292	4,231	4,372
Average monthly service revenue per subscriber:
Post-paid	$56	$56	$56	$56
Prepaid	34	30	33	30
Average retail post-paid and prepaid	54	54	54	54

Retail service revenue decreased $639 million and $1.3 billion, or 9%, respectively, for the three and six-month periods ended June 30, 2009, as compared to the same periods in 2008. The majority of the decline is due to a $717 million and $1.4 billion decrease in retail post-paid service revenue driven by a reduction of approximately 4.4 million and 4.3 million, or 11%, respectively, in the Company’s average number of retail post-paid subscribers for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008. The decline in retail post-paid service revenue is partially offset by an increase of $78 million and $45 million in retail prepaid revenue for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, driven by attracting subscribers to the Company’s National Boost Monthly Unlimited plan.

Wholesale, affiliate and other revenues, in total, decreased $111 million, or 44%, and $202 million, or 40%, for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008, primarily due to a decrease in the number of subscribers with one of our large wholesale carrier customers, partially offset by service revenue from an increase in machine-to-machine subscribers. Wholesale revenues include a growing number of devices under our open-device initiative, including machine-to-machine services through devices that utilize our network. Average revenue per subscriber for our open-device machine-to-machine services is significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.

Average Monthly Service Revenue per Subscriber

Below is a table showing average revenue per retail post-paid and prepaid subscriber for each quarter beginning with the first quarter 2008.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Average monthly service revenue per subscriber
Post-paid	$56	$56	$56	$56	$56	$56
Prepaid	$29	$30	$31	$30	$31	$34

Average monthly retail post-paid service revenue per subscriber has been stable throughout the periods shown as we have continued to improve the retention of our higher revenue subscribers. Average monthly retail prepaid service revenue per subscriber for the three-month period ended June 30, 2009 increased compared to the three-month period ended June 30, 2008 and the first quarter 2009 due to higher access fees from our National Boost Monthly Unlimited users.

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

As discussed above in “Overview,” we have endeavored to retain and attract subscribers by taking actions to improve our customer care, sales and distribution functions, and brand awareness. In addition, we have taken other actions in an effort to improve our subscribers’ experience including improving our network performance by adding capacity to our networks, broadening our device portfolio, and providing subscribers an excellent value proposition with our Simply Everything pricing plans. While certain indicators suggest that we are making progress with respect to these actions, we have continued to lose post-paid wireless subscribers.

The following table shows (a) net additions (losses) of subscribers for each quarter beginning with the first quarter 2008 excluding existing subscribers who have migrated between networks, (b) our total subscribers as of the end of each quarterly period, and (c) our average rates of monthly post-paid and prepaid customer churn.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Net additions (losses) (in thousands)
Post-paid:
iDEN	(684)	(527)	(589)	(639)	(625)	(529)
CDMA(1)	(386)	(249)	(533)	(466)	(625)	(462)

Total retail post-paid	(1,070)	(776)	(1,122)	(1,105)	(1,250)	(991)

Prepaid:
iDEN	(543)	(250)	(305)	(264)	764	938
CDMA	343	112	(24)	(50)	(90)	(161)

Total retail prepaid	(200)	(138)	(329)	(314)	674	777

Wholesale and affiliates	183	13	130	146	394	(43)

Total Wireless	(1,087)	(901)	(1,321)	(1,273)	(182)	(257)

End of period subscribers (in thousands)
Post-paid:
iDEN	12,179	11,330	10,466	9,609	8,890	8,292
CDMA(1)	27,502	27,575	27,317	27,069	26,538	26,145

Total retail post-paid	39,681	38,905	37,783	36,678	35,428	34,437

Prepaid:
iDEN	3,552	3,302	2,997	2,733	3,497	4,435
CDMA	826	938	914	864	774	613

Total retail prepaid	4,378	4,240	3,911	3,597	4,271	5,048

Wholesale and affiliates	8,701	8,714	8,844	8,990	9,384	9,341

Total Wireless	52,760	51,859	50,538	49,265	49,083	48,826

Monthly customer churn rate(2)
Retail post-paid	2.45%	1.98%	2.15%	2.16%	2.25%	2.05%
Retail prepaid	9.93%	7.36%	8.16%	8.20%	6.86%	6.38%

(1)	Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.
(2)	We calculate churn by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Retail post-paid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where we terminate the customer’s service due to a lack of payment or other reasons.

Retail Post-Paid Subscribers—We lost 991,000 net post-paid subscribers during the three-month period ended June 30, 2009 as compared to losing 776,000 net post-paid subscribers during the three-month period ended June 30, 2008. During the three-month period ended June 30, 2009, losses of post-paid subscribers on our iDEN network of 529,000 are exclusive of 69,000 that transferred from our iDEN network to our CDMA network, which results in a total loss of 598,000 iDEN post-paid subscribers. During the same period, our loss of 462,000 post-paid subscribers from our CDMA network was partially offset by the 69,000 that transferred from the iDEN network, for a net reduction of 393,000 post-paid subscribers on the CDMA network.

Our net subscriber losses have been caused principally by attracting fewer new subscribers on both networks as compared to the number of subscriber deactivations experienced. We believe this reduction in new subscribers is primarily due to our competitors gaining a larger share of new wireless post-paid decisions and the relative success that certain of our competitors are enjoying with respect to retaining subscribers. The current economic conditions have also contributed to an increase in deactivations from our business customer accounts as companies reduce wireless service lines resulting from their own workforce reductions. We further believe this reduction in new subscribers is also due to lingering consumer perceptions regarding our networks, particularly the iDEN network, and customer care as discussed above in “Overview.” Our post-paid subscriber loss rates (or rates of customer churn) remain high relative to our competitors. Although our post-paid subscriber churn rates have remained relatively consistent for the three-month period ended June 30, 2009 as compared to the same period 2008, they have improved for the second quarter 2009 as compared to the first quarter 2009 as a result of decreases in both our voluntary and involuntary deactivations.

The Company expects that both post-paid and total subscriber full-year net losses should improve for the year 2009 as compared to 2008. However, our actual loss of post-paid subscribers in the first half of 2009 can be expected to cause wireless service revenue in the second half of 2009 to be approximately $720 million lower than it would have been had those subscribers not been lost. If we were to experience the same level of post-paid subscriber losses in the second half of 2009 as we did in the first half, such subscriber losses would further reduce 2009 total revenue by approximately 7%, while revenue for the year 2010 would be approximately $2.8 billion lower than it would have been if we had not lost such post-paid subscribers in 2009.

Retail Prepaid Subscribers—We added approximately 777,000 net prepaid subscribers during the three-month period ended June 30, 2009 as compared to losing 138,000 net prepaid subscribers in the three-month period ended June 30, 2008. Our net prepaid subscriber additions in the three-month period ended June 30, 2009 were principally driven by the Company’s National Boost Monthly Unlimited offering on the iDEN network which was launched in the first quarter 2009. The success achieved by the National Boost Monthly Unlimited offering has driven a significant prepaid market share gain during the first half of 2009. In conjunction with the changing economic environment, the Company’s National Boost Monthly Unlimited offering continues to experience strong demand as prepaid decisions are becoming a larger portion of overall decisions in the marketplace. Our prepaid rates of customer churn improved in the second quarter 2009 as compared to the second quarter 2008 by approximately 1% as a result of growth in subscribers attracted to the Company’s National Boost Monthly Unlimited plan.

Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in PCS Affiliate territories and a growing portion of subscribers from our open-device initiative primarily representing machine-to-machine devices that utilize our network. During the three-month period ended June 30, 2009, wholesale and affiliate subscriber losses were 43,000, compared to net subscriber additions of 13,000 for the three-month period ended June 30, 2008. During the three-month period ended June 30, 2009, we experienced a decline in the wholesale subscriber base driven primarily by subscriber losses from one of our large carrier customers. Although the Company experienced growth in the total wholesale subscriber base from June 2008 through June 2009 of approximately 630,000 subscribers, substantially all of the growth represents open-device machine-to-machine services which generate significantly lower revenue per subscriber, but with lower costs, resulting in a higher profit margin.

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

•	long distance costs paid to the Wireline segment;

•	costs to service and repair devices;

•	roaming fees paid to other carriers; and

•	variable costs relating to payments to third parties for the use of their proprietary data applications, such as e-mail, music, TV and navigation services by our subscribers.

Cost of services decreased $94 million, or 4%, and $136 million, or 3%, for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008, primarily reflecting a decline in labor, outside services and maintenance costs consistent with the Company’s cost cutting efforts, as well as a decline in network costs associated with fewer subscribers.

Service gross margin declined 2% for both the three and six-month periods ended June 30, 2009 to 68% as cost of services declined 4% and 3%, respectively, offset by declines of 9% in service revenue for both periods, as discussed above.

Subsidy

We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user customer. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of devices and accessories also includes order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment costs in excess of the revenues generated from equipment sales (referred to in the industry as subsidy) as a percentage of equipment revenues increased to 170% and 177% in the three and six-month periods ended June 30, 2009 from 146% and 129% in the three and six-month periods ended June 30, 2008, respectively, primarily due to:

•

a 4% increase and an 11% decline in equipment revenue for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008, respectively, due to increasing number of devices sold, but declining prices for the devices sold.

•

a 15% and 8% increase in the cost of devices for the three and six-month periods ended June 30, 2009 compared to the same periods in 2008, respectively, primarily due to our mix of devices sold reflecting a higher percentage of smartphones and higher-end devices and an increase in the number of devices sold.

Selling, General and Administrative Expense

Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and direct sales force for new device activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our direct sales force, retail stores and marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, strategic planning and technology and product development.

Sales and marketing expense decreased $31 million, or 3%, and $186 million, or 8%, in the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, primarily due to the decline in gross subscriber additions and a decline in labor related costs due to our workforce and cost reduction activities.

General and administrative costs decreased $318 million, or 23%, and $723 million, or 25%, in the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, primarily due to the decrease in employee related costs as part of our cost cutting initiatives, reduction in customer care costs, and lower bad debt expense. Employee related costs have decreased approximately $157 million and $243 million in the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, due to the planned headcount reductions announced in January 2009. Customer care costs decreased $101 million and $205 million in the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008. Bad debt expense was $73 million and $145 million for the three and six-month periods ended June 30, 2009 representing an $86 million and $260 million decline as compared to the same periods in 2008. The improvement in bad debt expense resulted from lower rates of uncollectibility during the period, as well as lower estimated uncollectible accounts in outstanding accounts receivable. Our improvement in customer care expense is largely attributable to customer care quality initiatives that were launched in 2008. We also have several customer care and collection activities designed to proactively contact subscribers to ensure they are on appropriate service plans based on their usage and to negotiate payment arrangements designed to help customers through difficult financial times. As a result, we have experienced fewer calls into customer care and a decrease in involuntary churn, as well as a decrease in the number of accounts and average balances written off during the first half of 2009 compared to the first half of 2008.

Wireless Segment Earnings

Wireless segment earnings decreased $455 million, or 24%, and $807 million, or 22%, in the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, primarily due to declines in service revenue. Accordingly, we have taken actions to control costs and to align our costs with our reduced level of revenues. However, the impact of the past net post-paid subscriber losses on future revenues discussed above under “Service Revenue – Net Additions to (Losses of) Subscribers” will adversely affect 2009 and 2010 wireless segment earnings, and will be only partially offset by the success of our prepaid offerings and our reductions in costs.

Segment Earnings - Wireline Business

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services to our Wireless segment, other communications companies and targeted business customers. These services include domestic and international data communications using various protocols, such as multiprotocol label switching technologies (MPLS), IP, asynchronous transfer mode (ATM), frame relay, managed network services and voice services. Our IP services can also be combined with wireless services. In addition, we provide IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance service and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. We continue to see growth in voice services provided by cable MSOs as consumers use cable MSOs as alternatives to local and long distance voice communications providers. We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we continue to convert our existing subscribers from ATM and frame relay to more advanced IP technologies, such as MPLS, Sprintlink Frame Relay and Sprintlink ATM, which allows us to provide converged services. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We are also taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with wholesale voice local and long distance services, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

	Three Months Ended June 30,		Six Months Ended June 30,
Wireline Earnings	2009	2008	2009	2008
	(in millions)
Voice	$644	$786	$1,304	$1,610
Data	171	252	370	519
Internet	583	528	1,160	1,024
Other	30	39	59	82

Total net services revenue	1,428	1,605	2,893	3,235
Cost of services and products	(899)	(1,064)	(1,852)	(2,148)

Service gross margin	529	541	1,041	1,087

Service gross margin percentage	37%	34%	36%	34%
Selling, general and administrative expense	(177)	(242)	(403)	(501)

Wireline segment earnings	$352	$299	$638	$586

Wireline Revenue

Voice Revenues

Voice revenue decreased $142 million, or 18%, and $306 million, or 19%, for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, primarily as a result of volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 30% of total voice revenues for both the three and six-month periods ended June 30, 2009 as compared to 26% and 25% for the same periods in 2008.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased $81 million, or 32%, and $149 million, or 29%, for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, primarily due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. These declines were partially offset by growth in IP revenues. Data revenues generated from the provision of services to the Wireless segment represented 19% and 17% of total data revenue for the three and six-month periods ended June 30, 2009 as compared to 15% and 12% for the same periods in 2008.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased $55 million, or 10%, and $136 million, or 13%, for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008. The increases were due to higher IP revenues as business subscribers are increasing requirements to support wireless customer’s data traffic, as well as revenue growth in our cable voice over internet protocol business (VoIP), which experienced a 21% increase in subscribers for both the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008. Internet revenues generated from the sale of services to our Wireless segment represented 11% of total Internet revenues for both the three and six-month periods ended June 30, 2009 as compared to 9% and 8% in the same periods in 2008.

Other Revenues

Other revenues, which primarily consist of sales of customer premises equipment, decreased $9 million, or 23%, and $23 million, or 28%, for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, as a result of fewer projects.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $165 million, or 16%, and $296 million, or 14%, for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, due to declining voice volumes and a shift in mix to lower cost products as a result of the migration from data to IP-based technologies. Service gross margin percentage increased from 34% in both the three and six-month periods ended June 30, 2008 to 37% and 36%, respectively, in the same periods of 2009, primarily as a result of revenue growth in our cable VoIP business and a decrease in costs of services offset by a decrease in voice revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $65 million, or 27%, and $98 million, or 20%, for the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008. The decrease was primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net services revenue was 12% and 14% in the three and six-month periods ended June 30, 2009 as compared to 15% in each of the same periods in 2008.

Wireline Segment Earnings

Wireline segment earnings increased $53 million, or 18%, and $52 million, or 9%, in the three and six-month periods ended June 30, 2009 as compared to the same periods in 2008, primarily due to an increase in Internet revenue, and a decrease in cost of services and products, partially offset by decreases in voice and data revenue.

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

FINANCIAL POSITION

Our consolidated assets were $55.9 billion as of June 30, 2009 and $58.3 billion as of December 31, 2008. The decrease in our consolidated assets was primarily attributable to the reduction in property, plant and equipment, net, resulting from depreciation of $2.9 billion. The reduction in intangible assets was related to amortization of $924 million offset by $337 million in FCC license additions. A decrease of $359 million in investments was due primarily to net losses from equity method investments. Our consolidated liabilities were $37.2 billion as of June 30, 2009 and $38.6 billion as of December 31, 2008. The decrease in our consolidated liabilities was primarily due to a $583 million decrease in deferred tax liabilities as well as a $619 million reduction in debt, financing and capital lease obligations due mainly to a $600 million payment in May 2009. See “Liquidity and Capital Resources” for additional information on the change in cash and cash equivalents.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash provided by operating activities	$2,515	$3,186
Cash used in investing activities	(1,032)	(2,851)
Cash (used in) provided by financing activities	(582)	888

At June 30, 2009, cash and cash equivalents were $4.6 billion as compared to $3.5 billion as of June 30, 2008.

Operating Activities

Net cash provided by operating activities of $2.5 billion in the first half of 2009 decreased $671 million from the same period 2008 primarily due to a $2.0 billion decrease in cash received from our subscribers as a result of declining service revenues from our post-paid subscribers. This was partially offset by a decrease of $1.3 billion in cash paid to our suppliers and employees. Subscriber revenue earned but not billed represented about 11% of our accounts receivable balance as of both June 30, 2009 and June 30, 2008.

Investing Activities

Net cash used in investing activities for the first half of 2009 decreased by $1.8 billion from the same period 2008, due to the decrease in capital expenditures in the first six months of 2009 as compared to the first six months of 2008 mainly due to fewer cell sites being built in 2009, reduced capacity needs, fewer IT and network development projects, and costs incurred related to the build-up of 4G WiMAX in 2008 that are no longer being incurred in 2009 due to the close of the transaction with Clearwire in late 2008.

Financing Activities

Net cash used in financing activities was $582 million for the first half of 2009 compared to net cash provided by financing activities of $888 million for the same period 2008, primarily due to the debt repayment of $600 million in May 2009. In comparison, activity for the first half of 2008 included the draw down of $2.5 billion under the revolving bank credit facility in February 2008 offset by the early redemption of $1.25 billion of our senior notes in June 2008 and net maturities of commercial paper of $379 million.

Capital Requirements

We currently anticipate that future funding needs in the near term will include:

•	operating expenses relating to our operations;

•	capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks;

•	scheduled debt service requirements;

•	amounts required to be expended in connection with the Report and Order;

•	any additional investment we may choose to make in Clearwire;

•	certain costs of compliance with regulatory mandates; and

•	other general corporate expenditures.

On July 27, 2009, Sprint entered into a definitive agreement to acquire Virgin Mobile USA (VMU) (See Note 3 to the Consolidated Financial Statements). Under the terms of the agreement, Sprint expects to issue between 81.4 million and 104.7 million shares of its common stock for all VMU common and preferred stock, excluding shares currently owned by Sprint. In addition, Sprint will retire all of VMU’s outstanding debt at the time of closing, which at March 31, 2009, was $248 million net of cash and cash equivalents. Sprint also will make other payments, which may be in cash or Sprint’s common stock at Sprint’s option, valued at approximately $63 million, related to the transaction. Pending VMU shareholder and regulatory approval, the transaction is expected to close in the fourth quarter 2009 or in early 2010.

Liquidity

As of June 30, 2009, our cash and cash equivalents totaled $4.6 billion. In addition, we have $1.5 billion available under our existing revolving bank credit facility, which expires in December 2010. On May 1, 2009, we repaid the $600 million Sprint Capital Corporation notes that were due on that date. We have no other material debt service payments due in 2009. Even if our expectation that we will reduce the number of net post-paid subscriber losses in 2009 is not achieved, Sprint’s current liquidity position makes it likely that we will be able to meet our debt service requirements and other funding needs at least through 2010. Nevertheless, if we are unable to reduce the rate of losses of post-paid subscribers in 2009 or 2010, it would have a significant negative impact on cash provided by operating activities and our liquidity in future years.

The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring charges (adjusted EBITDA)

to be no more than 4.25 to 1.0. As of June 30, 2009, the ratio was 3.1 to 1.0 as compared to 3.0 to 1.0 as of December 31, 2008. Under this revolving bank credit facility, we are currently restricted from paying cash dividends unless our ratio of total indebtedness to adjusted EBITDA is less than 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to LIBOR, plus a margin of between 2.50% and 3.00%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. As of June 30, 2009, we had $2.0 billion in letters of credit, including a $1.9 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, outstanding under our $4.5 billion revolving bank credit facility. As a result of the outstanding borrowings under the revolving bank credit facility and the outstanding letters of credit, each of which directly impacts the availability of the revolving bank credit facility, we had $1.5 billion of borrowing capacity available under our revolving bank credit facility as of June 30, 2009.

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

As of June 30, 2009, we had working capital of $2.2 billion compared to $2.1 billion as of December 31, 2008, with the change primarily due to the increase in cash partially offset by an increase in the current portion of long-term debt, financing and capital lease obligations.

CURRENT BUSINESS OUTLOOK

We endeavor to both add new and retain our existing wireless subscribers in order to reverse the negative post-paid wireless subscriber trends that we have been experiencing. We expect to improve our subscriber trends by consistently improving the customer experience through focusing on value, simplicity and productivity.

Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to say with assurance the amount of net retail post-paid subscriber losses we will experience during the last half of 2009 or thereafter. However, the Company continues to expect that both post-paid and total subscriber full-year net losses should improve for the year 2009 as compared to 2008.

Our net subscriber losses have significantly reduced our revenue and cash flow. These effects will continue if we do not attract new subscribers and/or reduce our rate of churn. See “Wireless Segment Earnings” above for a discussion of how our subscriber trends will impact our segment earnings trends.

Also, these subscriber losses have decreased and will further decrease our adjusted EBITDA, as defined by our revolving bank credit facility. Management implemented cost reduction programs designed to decrease our cost structure by reducing our labor and other costs; however, we do not expect that the reduction in cash costs will fully offset the reduced cash expected from our service revenue declines described above.

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

Specifically, we expect to be able to meet our currently identified funding needs for at least the next 18 months by using our anticipated cash flows from operating activities as well as our cash, cash equivalents and marketable securities on hand. In addition, we also have available the remaining borrowing capacity under our revolving bank credit facility.

In making this assessment, we have considered:

•	anticipated levels of capital expenditures and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any contributions we may make to our pension plan, which has been negatively impacted by the high degree of volatility in the global financial markets;

•	scheduled debt service requirements;

•	any additional investment we may choose to make in Clearwire;

•	other future contractual obligations; and

•	cash requirements associated with the potential acquisition of VMU.

If there are material changes in our business plans, or currently prevailing or anticipated economic conditions in any of our markets or competitive practices in the mobile wireless communications industry, or if other presently unexpected circumstances arise that have a material effect on our cash flow or profitability, anticipated cash needs could change significantly.

The conclusion that we expect to meet our funding needs for at least the next 18 months as described above does not take into account, among other things:

•	any significant acquisition transactions or the pursuit of any significant new business opportunities or spectrum acquisition strategies;

•	any material purchases or redemptions of our outstanding debt securities for cash; and

•	any material increases in the cost of compliance with regulatory mandates.

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

We have in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital. The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and this Form 10-Q.

Future Contractual Obligations

On July 7, 2009, Sprint entered into a seven-year agreement with Ericsson under which Ericsson will assume the day-to-day execution of services, provisioning, and maintenance for the Company’s wireless and wireline networks. The agreement, which contains an option to renew, will result in payments for services estimated to be between $4.5 billion and $5.0 billion over the initial term of the contract of which approximately $1.6 billion represents a minimum contractual obligation. Sprint did not transfer ownership or control of its network assets.

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

•

the impact of third parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide devices or infrastructure equipment for our CDMA network, or Motorola, Inc.’s ability or willingness to provide related devices, infrastructure equipment and software applications, or to develop new technologies or features, for our iDEN network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the financial performance of Clearwire and its deployment of a 4G network;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs or potential customer impacts of compliance with regulatory mandates;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•

one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•

other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent Form 10-Qs.

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

In connection with the preparation of this Form 10-Q as of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2009, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recognized, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal controls over financial reporting that have occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Arthur I. Murphy, Jr., IRA has filed a lawsuit, purportedly as a derivative suit on behalf of Sprint, and named as defendants certain of Sprint’s current and former officers and directors. The lawsuit alleges that between October 2006 and February 2008, the defendants breached their fiduciary duties to the Company, and committed waste of corporate assets, abuse of control, and gross mismanagement. Those allegations are based on the same alleged failures to disclose as are set forth in the allegations of the Bennett securities class action. The plaintiff seeks restitution and/or damages, reasonable costs and attorneys’ fees as well as equitable and/or injunctive relief.

We are involved in certain other legal proceedings that are described in Note 11 of Notes to the Consolidated Financial Statements included in this report. During the quarter ended June 30, 2009, there were no material developments in the status of these legal proceedings.

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

Some of our products and services use intellectual property that we own. We also purchase products from suppliers, including device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims and assertions also could subject us to costly litigation and significant liabilities for damages or royalty payments, or require us to cease certain activities or to cease selling certain products and services.

We have entered into agreements with third parties related to certain business operations. Any difficulties experienced in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.

We have entered into agreements with third parties for the day-to-day execution of services, provisioning and maintenance for our CDMA, iDEN and wireline networks, and for the development and maintenance of certain software systems necessary for the operation of our business. We also have agreements with third parties to provide customer service, billing and related support to our wireless subscribers and have outsourced aspects of our wireline network and back office functions to third parties. In addition, we have sublease agreements with third parties for space on communications towers. As a result, we must rely on third parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. If these third parties are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

On May 12, 2009, we held our annual meeting of shareholders in Overland Park, Kansas. Only shareholders of record as of March 13, 2009 were entitled to vote at the annual meeting.

In addition to electing ten directors to serve a term of one year and ratifying the appointment of KPMG LLP as our independent registered public accounting firm for 2009, the shareholders approved an amendment to our 1988 Employees Stock Purchase Plan to increase the authorized number of shares available for purchase, approved a shareholder proposal concerning special shareholder meetings and rejected a shareholder proposal concerning political contributions.

As of the record date, the following shares were outstanding and entitled to vote:

	Outstanding	Votes per Share
Series 1 common stock	2,790,132,789	1.0000
Series 2 common stock	74,831,333	0.1000

The following votes were cast for the election of each director to serve on our board for a term of one year until the 2010 annual meeting or until a successor has been elected and qualified.

	For	Against
Robert R. Bennett	2,452,671,998	30,932,077
Gordon M. Bethune	2,311,624,670	172,359,612
Larry C. Glasscock	2,452,669,670	30,797,635
James H. Hance, Jr.	2,433,613,577	50,330,709
Daniel R. Hesse	2,456,947,966	27,810,138
V. Janet Hill	2,312,195,619	171,568,353
Frank Ianna	2,447,855,121	35,421,418
Sven-Christer Nilsson	2,445,181,537	38,383,447
William R. Nuti	2,427,096,446	56,427,600
Rodney O’Neal	2,309,915,864	173,551,622

The following votes were cast with respect to the proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for 2009:

For	2,463,988,535
Against	21,851,627
Abstain	2,871,166

The following votes were cast with respect to an amendment to the 1988 Employees Stock Purchase Plan to increase the authorized number of shares available for purchase:

For	2,225,229,356
Against	21,007,339
Abstain	1,884,484
Broker Non-Votes	240,590,701

The following votes were cast with respect to a shareholder proposal concerning shareholder rights to call special meetings of shareholders:

For	1,740,917,899
Against	498,022,067
Abstain	9,181,765
Broker Non-Votes	240,590,149

The following votes were cast with respect to a shareholder proposal concerning disclosure of information relating to the Company’s political contributions:

For	674,871,126
Against	1,082,818,671
Abstain	489,928,948
Broker Non-Votes	241,093,135

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., and Intel Corporation	8-K	001-04721	2.1	05/07/2008

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3	02/28/2007

(4) Instruments Defining the Rights of Sprint Nextel Corporation Security Holders

4.1	The rights of Sprint Nextel Corporation’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Executive Compensation Plans and Arrangements

10.1	Employment Agreement, effective as of May 20, 2009, between Robert H. Johnson and Sprint Nextel Corporation					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed or furnished herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

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
Charles L. Hall
Senior Vice President, Controller and Principal Accounting Officer

Dated: August 4, 2009