Form 10-Q
period 2009-09-30
SPRINT NEXTEL CORP
filed 2009-11-06
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

COMMON SHARES OUTSTANDING AT NOVEMBER 2, 2009:

VOTING COMMON STOCK
Series 1	2,817,068,614
Series 2	60,000,000

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$5,384	$3,691
Short-term investments	559	28
Accounts and notes receivable, net of allowance for doubtful accounts of $195 and $276	3,155	3,361
Device and accessory inventory	485	528
Deferred tax assets	98	93
Prepaid expenses and other current assets	578	643

Total current assets	10,259	8,344
Investments	3,732	4,241
Property, plant and equipment, net	19,100	22,373
Intangible assets
FCC licenses and trademarks	19,790	19,320
Customer relationships, net	812	1,932
Other intangible assets, net	1,495	1,634
Other assets	460	408

	$55,648	$58,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,161	$2,138
Accrued expenses and other current liabilities	3,422	3,525
Current portion of long-term debt, financing and capital lease obligations	765	618

Total current liabilities	6,348	6,281
Long-term debt, financing and capital lease obligations	20,892	20,992
Deferred tax liabilities	6,385	7,196
Other liabilities	3,789	4,178

Total liabilities	37,414	38,647

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.936 and 2.951 billion shares issued, 2.876 and 2.857 billion shares outstanding	5,872	5,902
Paid-in capital	47,085	47,314
Treasury shares, at cost	(1,168)	(1,939)
Accumulated deficit	(33,067)	(31,148)
Accumulated other comprehensive loss	(488)	(524)

Total shareholders’ equity	18,234	19,605

	$55,648	$58,252

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions, except per share amounts)
Net operating revenues	$8,042	$8,816	$24,392	$27,205
Net operating expenses
Costs of services and products (exclusive of depreciation and amortization included below)	4,269	4,224	12,356	12,624
Selling, general and administrative	2,267	2,768	7,038	8,782
Depreciation	1,476	1,488	4,346	4,460
Amortization	344	569	1,268	1,955
Other, net	(60)	(28)	238	297

	8,296	9,021	25,246	28,118

Operating loss	(254)	(205)	(854)	(913)
Other expense
Interest expense, net	(355)	(318)	(1,057)	(951)
Equity in losses of unconsolidated investments and other, net	(156)	8	(587)	(17)

Loss before income taxes	(765)	(515)	(2,498)	(1,881)
Income tax benefit	287	189	1,042	706

Net loss	$(478)	$(326)	$(1,456)	$(1,175)

Basic and diluted loss per common share	$(0.17)	$(0.11)	$(0.51)	$(0.41)

Basic and diluted weighted average common shares outstanding	2,877	2,855	2,872	2,852

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash flows from operating activities
Net loss	$(1,456)	$(1,175)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,614	6,415
Provision for losses on accounts receivable	266	559
Share-based compensation expense	61	207
Deferred and other income taxes	(993)	(747)
Equity in losses of unconsolidated investments and other, net	587	17
Gains from asset dispositions and exchanges	(60)	(29)
Contribution to pension plan	(200)	—
Other changes in assets and liabilities:
Accounts and notes receivable	(79)	205
Inventories and other current assets	24	138
Accounts payable and other current liabilities	20	(475)
Other, net	(108)	(14)

Net cash provided by operating activities	3,676	5,101

Cash flows from investing activities
Capital expenditures	(1,119)	(3,272)
Expenditures relating to FCC licenses	(471)	(655)
Proceeds from maturities and sales of short-term investments	18	164
Purchases of short-term investments	(550)	(51)
Proceeds from sales and exchanges of assets	57	76
Other, net	(7)	(10)

Net cash used in investing activities	(2,072)	(3,748)

Cash flows from financing activities
Borrowings under credit facility	—	2,500
Repayments under credit facility	—	(500)
Proceeds from financing obligation	22	645
Proceeds from issuance of commercial paper	—	681
Maturities of commercial paper	—	(1,060)
Proceeds from issuance of debt securities	1,281	—
Retirements and payments of debt and capital leases	(1,214)	(1,797)
Proceeds from issuance of common shares, net	—	48

Net cash provided by financing activities	89	517

Net increase in cash and cash equivalents	1,693	1,870
Cash and cash equivalents, beginning of period	3,691	2,246

Cash and cash equivalents, end of period	$5,384	$4,116

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2008	2,951	$5,902	$47,314	94	$(1,939)	$(31,148)	$(524)	$19,605
Net loss	—	—	—	—	—	(1,456)	—	(1,456)
Other comprehensive income, net	—	—	—	—	—	—	36	36

Total comprehensive loss								(1,420)

Issuance of common shares, net	—	—	—	(19)	463	(463)	—	—
Share-based compensation expense	—	—	61	—	—	—	—	61
Conversion of series 2 to series 1 common shares	(15)	(30)	(278)	(15)	308	—	—	—
Other, net	—	—	(12)	—	—	—	—	(12)

Balance, September 30, 2009	2,936	$5,872	$47,085	60	$(1,168)	$(33,067)	$(488)	$18,234

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

Note 2. Significant New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification TM (Codification) as the only source of authoritative generally accepted accounting principles (GAAP) in the United States, except that rules and interpretive releases issued by the Securities and Exchange Commission (SEC) also are sources of authoritative GAAP for SEC registrants. Subsequent to the issuance of SFAS No. 168, the FASB will no longer issue Statements, Staff Positions, or Emerging Issues Task Force Abstracts, but will issue Accounting Standards Updates (ASU) which will amend the Codification. SFAS Nos. 166 and 167, discussed below, remain authoritative until integrated into the Codification.

In December 2008, the FASB issued FASB Staff Position (FSP) No. FAS 132(R) – 1, Employers’ Disclosures about Postretirement Benefit Plan Assets, to require additional disclosures about plan assets held by an employer’s defined benefit pension or other postretirement plan. The FSP, which will be incorporated into Codification Section 715-20-50, requires enhanced disclosures related to investment allocation decisions; major categories of plan assets; inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. FSP No. FAS 132(R) – 1 will be effective for the year ended December 31, 2009, and is not expected to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—An Amendment of FASB Statement No. 140, which has yet to be incorporated into the Codification. This pronouncement was issued in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 will be effective beginning in January 2010 and is not expected to have a material effect on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which has yet to be incorporated into the Codification. This pronouncement changes various aspects of accounting for and disclosures of interests in variable interest entities. SFAS No. 167 will be effective beginning in January 2010 and is not expected to have a material effect on our consolidated financial statements.

In September 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, and 2009-14, Certain Revenue Arrangements that Include Software Elements. ASU 2009-13 amends FASB Codification Subtopic 605-25, Revenue Recognition – Multiple-Element Arrangements, by modifying the methods used for allocating consideration received in multiple-element arrangements to individual elements. ASU 2009-14 amends Codification Subtopic 985-605, Software – Revenue Recognition to exclude tangible products containing software components and non-software components that function together to

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

deliver the product’s essential functionality. The consensuses will be effective prospectively for the fiscal year ended December 31, 2011 and are not expected to have a material effect on our consolidated financial statements.

Note 3. Investments

The components of investments were as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Marketable equity securities	$43	$37
Equity method and other investments	3,689	4,204

Total investments	$3,732	$4,241

Equity Method Investments

Clearwire

In November 2008, we closed a transaction with Clearwire Corporation and its subsidiary Clearwire Communications LLC, (collectively Clearwire) to combine our next-generation wireless broadband businesses. At closing, Sprint contributed assets with a carrying value of $3.3 billion, including our 2.5 gigahertz (GHz) spectrum and Worldwide Interoperability for Microwave Access (WiMAX) related assets which, together with Clearwire’s existing business and cash contributions from other investors, is being used to build and operate a next-generation wireless broadband network that will provide entire communities with high-speed residential and mobile internet access services and residential voice services. As part of the arrangement, we entered into various agreements with Clearwire, including mobile virtual network operator (MVNO) agreements under which Clearwire can purchase 3G CDMA, mobile voice and data communication services from Sprint for resale to end users and Sprint can purchase 4G wireless broadband services for resale to our end users. Amounts under these agreements, as well as Clearwire’s revenue, were not yet material during the first nine-months of 2009 as Clearwire continues the build-out of its 4G network.

In conjunction with the transaction, Clearwire agreed to reimburse Sprint for certain cash expenditures incurred prior to the closing of the transaction in the amount of $388 million. Approximately $213 million was paid by Clearwire during 2008 and the remaining $175 million was provided through a variable interest bearing note, maturing in May 2011, which is included in equity method and other investments. This reimbursement was accounted for as a reduction to the initial investment in Clearwire. Also, during the quarter ended December 31, 2008, we recognized a pre-tax gain within equity of $684 million ($424 million after tax) related to the difference between our share of Clearwire’s net assets upon close and the carrying value of the net assets we contributed to Clearwire. Equity in losses of unconsolidated investments and other, net was $587 million for the nine months ended September 30, 2009, substantially all of which represents our proportionate share of Clearwire’s net loss and a pre-tax loss of $154 million ($96 million after tax) representing the finalization of ownership percentages, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to close.

As a result of these transactions, Sprint owns a 51% non-controlling interest in Clearwire, in the form of 370 million shares of Class B common stock in Clearwire Corporation and 370 million Class B common interests in Clearwire Communications LLC, for which the carrying value as of September 30, 2009 totaled $3.4 billion. Each share of Clearwire Class B common stock, together with one Clearwire Communications Class B common interest, is exchangeable for one share of Clearwire Corporation’s Class A common stock, a publicly traded security. Sprint’s investment in Clearwire represents $9.28 per share based on the assumed exchange of our Class B ownership interests for Class A common shares. The market price of Clearwire’s publicly traded stock was $8.13 per share as of September 30, 2009.

Sprint’s investment in Clearwire is part of our long-term plan to participate in the 4G wireless broadband market, and to benefit from Clearwire’s advantaged position in that market. Clearwire is continuing to execute its business plan, including building its 4G wireless broadband network, and Clearwire, Sprint and other investors are beginning to offer 4G products utilizing that network. Sprint does not intend to sell this investment in the foreseeable future, and recoverability of our investment is not affected by short-term fluctuations in Clearwire’s stock price. Sprint continues to believe the decline in Clearwire’s stock price is temporary, and expects the stock price to eventually recover to at least a level equivalent to Sprint’s investment, and to recover fully the carrying value of the investment.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Virgin Mobile USA (VMU)

VMU uses Sprint’s network under an MVNO agreement. At September 30, 2009, the Company held an approximate 14% ownership interest in VMU. Our share of VMU’s net income is not currently being recognized because of cumulative losses in excess of our original investment. In addition, a deferred credit of $94 million related to this investment is reflected in “Other liabilities” on our consolidated balance sheet as of September 30, 2009. On July 27, 2009, Sprint entered into a definitive agreement to acquire the remaining interest in VMU. Under the terms of the agreement, Sprint expects to issue between 81.4 million and 104.7 million shares of its common stock for all VMU common and preferred stock, excluding shares currently owned by Sprint. In addition, Sprint will retire all of VMU’s outstanding debt at the time of closing, which at June 30, 2009, was $230 million net of cash and cash equivalents. At closing Sprint will settle, in cash or Sprint common stock, at its option, approximately $63 million, related to tax and trademark agreements and approximately $69 million related to the subordinated portion of outstanding debt. Pending VMU shareholder approval, the transaction is expected to close in the fourth quarter 2009.

Note 4. Financial Instruments

Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost which approximates fair value. Short-term investments (consisting primarily of time deposits and treasury securities) and marketable equity securities are measured on a recurring basis at amounts which approximate fair value. The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities, was $20.2 billion and $14.4 billion as of September 30, 2009 and December 31, 2008, respectively, based on current market prices or interest rates. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income each period.

Note 5. Property, Plant and Equipment

The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Land	$331	$328
Network equipment, site costs and related software	39,095	38,273
Buildings and improvements	4,780	4,757
Non-network internal use software, office equipment and other	2,969	3,268
Construction in progress	1,240	1,840
Less accumulated depreciation	(29,315)	(26,093)

Property, plant and equipment, net	$19,100	$22,373

Note 6. Intangible Assets

Indefinite-Lived Intangible Assets

	December 31, 2008	Net Additions	September 30, 2009
	(in millions)
FCC licenses	$18,911	$470	$19,381
Trademarks	409	—	409

	$19,320	$470	$19,790

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sprint assesses annually, or more frequently if necessary, our ability to recover the carrying value of our spectrum licenses, which are carried as a single unit of accounting. In assessing recoverability, we estimate the fair value of spectrum using the Greenfield direct value method, which approximates value through estimating the discounted future cash flows of a hypothetical start-up business. Assumptions key in estimating fair value under this method include, but are not limited to, capital expenditures, customer activations and deactivations, market share achieved, tax rates in effect and discount rate. A one percent decline in our assumed revenue growth rate used to estimate a terminal value, a one percent decline in our assumed net cash flows or a one percent adverse change in any of the key assumptions referred to above would not result in an impairment of our FCC licenses as of the most recent testing date in the fourth quarter 2008. A decline in the estimated fair value of the spectrum of up to 35% also would not result in an impairment of the carrying value of our FCC licenses.

Intangible Assets Subject to Amortization

	Useful Lives	September 30, 2009			December 31, 2008
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	2 to 5 years	$11,636	$(10,824)	$812	$12,220	$(10,288)	$1,932
Other intangible assets
Trademarks	10 years	889	(371)	518	889	(304)	585
Reacquired rights	9 to 14 years	1,268	(359)	909	1,268	(284)	984
Other	5 to 16 years	103	(35)	68	95	(30)	65

Total other intangible assets		2,260	(765)	1,495	2,252	(618)	1,634

		$13,896	$(11,589)	$2,307	$14,472	$(10,906)	$3,566

Note 7. Accounts Payable

Accounts payable at September 30, 2009 and December 31, 2008 included liabilities in the amounts of $138 million and $153 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	September 30, 2009	December 31, 2008
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	0.68 – 9.25%	2010 – 2022	$4,250	$2,950
Sprint Capital Corporation	6.88 – 8.75%	2011 – 2032	9,854	10,454
Convertible senior notes
Nextel Communications, Inc.	5.25%	2010	—	607
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	4,780
Credit facilities – Sprint Nextel Corporation
Bank credit facility	3.00%	2010	1,000	1,000
Export Development Canada	3.39%	2012	750	750
Financing obligation	9.50%	2030	697	698
Capital lease obligations and other(1)	4.11 – 10.47%	2009 – 2022	197	204
Net premiums			129	167

			21,657	21,610
Less current portion			(765)	(618)

Long-term debt, financing and capital lease obligations			$20,892	$20,992

(1)	Includes $113 million in outstanding principal related to a consolidated variable interest entity.

As of September 30, 2009, Sprint Nextel Corporation, the parent corporation, had $6.0 billion in principal of debt outstanding, including the credit facilities. In addition, $14.6 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $9.9 billion issued by our finance subsidiary, Sprint Capital Corporation, is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries’ debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments were $1.1 billion during each of the nine-month periods ended September 30, 2009 and 2008.

Notes

Notes consist of senior and serial redeemable senior notes that are unsecured. Cash interest on these notes is generally payable semiannually in arrears. Approximately $17.9 billion of the notes are redeemable at the Company’s discretion including accrued interest.

On August 11, 2009, the Company issued $1.3 billion in principal of senior notes due 2017. Interest is payable semi-annually on February 15 and August 15 at a fixed rate of 8.375%. The Company may redeem some or all of these notes at any time prior to maturity. The notes are unsecured senior obligations and rank equally with the existing unsecured senior indebtedness. If a change of control event (as defined in the Indenture) occurs, Sprint will be required to make an offer to repurchase the notes in cash at a price equal to 101% of their principal amount. On September 16, 2009, all outstanding 5.25% convertible senior notes due 2010 were redeemed at 100% of the principal amount totaling $607 million plus accrued and unpaid interest.

Credit Facilities

As of September 30, 2009, $1.9 billion in letters of credit, including a $1.8 billion letter of credit required by the FCC’s Report and Order to reconfigure the 800 MHz band, were outstanding under our $4.5 billion revolving bank credit facility. As a result, of the $1.0 billion in outstanding borrowings and the outstanding letters of credit, each of which directly impacts the availability under the revolving bank credit facility, the Company had $1.6 billion of borrowing capacity available under this

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

revolving bank credit facility as of September 30, 2009. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. The unsecured loan agreement with Export Development Canada will mature in March 2012 and has terms similar to those of the revolving bank credit facility.

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

Covenants

As of September 30, 2009, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. The maturity dates of the borrowings may accelerate if we do not comply with these covenants. A default under any of our borrowings could trigger defaults under other debt obligations, which in turn could result in the maturities being accelerated. The indentures that govern our outstanding senior notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries.

We are currently restricted from paying cash dividends by our credit facilities because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined in the credit facility (adjusted EBITDA), exceeds 2.5 to 1.0. The Company also is obligated to repay the credit facilities if certain change-of-control events occur.

Note 9. Severance and Exit Costs

For the three month period ended September 30, 2009, we recognized $25 million of severance and exit costs (included in “Other, net” within net operating expenses) as a result of a transfer of certain employees related to the network outsourcing agreement announced in July 2009. For the nine-month period ended September 30, 2009, severance and exit costs were $323 million, and related primarily to the reduction in workforce announced in January 2009. Of these amounts, $18 million and $245 million was related to the Wireless segment, and $7 and $78 million was related to the Wireline segment for the three and nine-month periods ended September 30, 2009, respectively. For the three and nine-month periods ended September 30, 2008, we recognized $10 million and $335 million, respectively, in severance and exit costs related to the separation of employees and continued organizational realignment initiatives. Of these costs, $9 million and $263 million were related to the Wireless segment, and $1 million and $69 million were related to the Wireline segment for the same periods ended September 30, 2008, respectively.

The following provides the activity in the severance and exit costs liability included in “Accrued expenses and other current liabilities”:

	December 31, 2008	2009 Activity		September 30, 2009
		Net Expense	Cash Payments and Other
	(in millions)
Exit costs	$101	$34	$(55)	$80
Severance	90	289	(291)	88

	$191	$323	$(346)	$168

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes

Effective Income Tax Rate

Factors that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate were as follows:

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Income tax benefit at the U.S. federal statutory rate	$874	$658
Effect of:
State income taxes, net of federal income tax effect	55	55
Reduction in liability for unrecognized tax benefits	84	—
Change in valuation allowance	25	(9)
Other, net	4	2

Income tax benefit	$1,042	$706

Effective income tax rate	41.7%	37.5%

As of September 30, 2009 and December 31, 2008, a total valuation allowance of $683 million and $711 million, respectively, was maintained related to deferred tax assets for loss and tax credit carryforwards, with the reduction principally due to income tax settlements. For the nine months ended September 30, 2009, our liability for unrecognized tax benefits was reduced by $161 million, principally due to income tax settlements and cash payments. Cash was paid for income taxes, net, of $48 million and $42 million during the nine-month periods ended September 30, 2009 and 2008, respectively.

Note 11. Commitments and Contingencies

Litigation, Claims and Assessments

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties proceeded with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to the Company, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We have reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to us. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. The parties are negotiating whether revised settlement agreements will be presented to another court or courts for approval.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(iPCS), all such suits have been disposed of. On September 24, 2008, the Illinois Supreme Court denied our petition for appeal in a contract dispute with iPCS. As a result, the Illinois Circuit Court decision from August 2006 holding that Sprint’s merger with Nextel breached Sprint’s agreement with iPCS was upheld. The judge in that case entered an order requiring Sprint to cease owning, operating or managing the iDEN network in parts of certain Midwestern states (Illinois, Iowa, Michigan, Missouri, Nebraska, Wisconsin and a small portion of Indiana) that make up the iPCS territory. On October 15, 2008, we filed a motion asking the Illinois Supreme Court to reconsider its decision not to hear the appeal, on grounds that the Circuit Court decision infringed upon the FCC’s authority to determine the ownership and use of telecommunications licenses, and on grounds that the injunction entered by the Circuit Court violates Illinois public policy. The Illinois Supreme Court declined to hear the appeal but increased the time for compliance with the order to 360 days, which began to run on January 30, 2009. We have also filed a motion asking the Circuit Court to reconsider its decision in light of newly-discovered evidence that was not produced by iPCS in the earlier Circuit Court proceeding. The Circuit Court denied that motion, and we have appealed that denial. We continue to believe the Circuit Court injunction is erroneous and contrary to public policy, and will continue to oppose it vigorously. On October 18, 2009, we entered into a merger agreement with iPCS and Ireland Acquisition Corporation, a wholly owned subsidiary of Sprint, pursuant to which Sprint agreed to acquire iPCS for approximately $831 million, including the assumption of approximately $405 million of net debt. In connection with the merger agreement, Sprint and iPCS sought an immediate stay of litigation and the Circuit Court of Cook County, Illinois, Chancery Division and the Illinois Appellate Court entered the stay on all litigation, including iPCS’s request for an injunction to block the merger of Sprint and Virgin Mobile USA, Inc., with a final resolution of existing litigation between Sprint and iPCS to become effective upon the closing of the acquisition. As a result, Sprint has suspended its previously announced divestiture process pending closing of the transaction. Subsequent to the announcement of our merger agreement, two lawsuits were filed in Cook County, Illinois state court on behalf of iPCS shareholders against iPCS, the members of the iPCS Board of Directors as individual defendants, Sprint Nextel and Ireland Acquisition Corp. seeking to enjoin Sprint Nextel’s proposed acquisition of iPCS’ common stock. The complaints assert breach of fiduciary duties by the individual defendant iPCS directors and aiding and abetting the breach of fiduciary duties by Sprint Nextel. We do not expect the resolution of this matter to have a material effect on our financial position or results of operations.

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

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. These relocation costs are reviewed periodically based on actual costs incurred. As a result of this review, our letter of credit was reduced from $2.0 billion to $1.9 billion in June 2009 and further reduced to $1.8 billion in September 2009 as approved by the FCC.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table represents activity directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2008	Net Additions	Through September 30, 2009
	(in millions)
FCC licenses	$1,377	$467	$1,844
Property, plant and equipment(1)	150	6	156
Costs not benefiting our infrastructure or spectrum positions	238	33	271

	$1,765	$506	$2,271

(1)	Excluded from the table above are reconfiguration costs incurred to date which are based on allocations between reconfiguration activities and our normal network improvements. The methodology with which we have calculated these costs has not been approved by the independent Transition Administrator designated by the FCC to review our expenditures. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program.

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

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008; however, the FCC has issued a significant number of waivers to 800 MHz licensees giving them additional time to complete their band reconfigurations, which may delay access to some of our 800 MHz replacement spectrum. Based on progress to date, a significant number of additional extension requests have been filed and more are expected. Under an October 2008 FCC Order, we may be required, in March 2010, to relinquish some of our 800 MHz spectrum on a region-by-region basis prior to receiving 800 MHz replacement spectrum. The Report and Order also contained an exception with respect to markets that border Mexico and Canada. The exception with respect to markets that border Canada was clarified on May 9, 2008 when the FCC issued the Canadian border plans to include a 30-month deadline for completion.

Significant Contracts

On July 7, 2009, Sprint entered into a seven-year agreement with an unaffiliated party which will assume the day-to-day execution of services, provisioning and maintenance for the Company’s wireless and wireline networks. The agreement, which contains an option to renew, will result in payments for services estimated to be between $4.5 billion and $5.0 billion over the initial term of the contract.

Note 12. Share-Based Compensation

Share-Based Payment Plans

As of September 30, 2009, Sprint sponsored four equity incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan); and the Management Incentive Stock Option Plan (MISOP). Sprint also sponsors an Employees Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. In 2008, certain amendments were made to the 2007 Plan to comply with new tax regulations, including new regulations under Section 409A of the Internal Revenue Code. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

For the three-month period ended September 30, 2009, the number of shares available under the 2007 Plan increased by about 4 million to approximately 172 million common shares, as the number of shares available under the 2007 Plan is increased

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expire, or otherwise are terminated. As of September 30, 2009, restricted stock units and options to acquire about 53 million common shares were outstanding under the 1997 Program, options to acquire about 24 million common shares were outstanding under the Nextel Plan and options to acquire about 19 million common shares were outstanding under the MISOP. The ESPP has approximately 86 million common shares authorized for future purchases of which 80 million shares were authorized in the second quarter 2009. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

Share-Based Compensation

Pre-tax share-based compensation charges included in net loss from our share-based award plans were $17 million and $63 million for the three and nine-month periods ended September 30, 2009, and $65 million and $207 million for the same periods in 2008, respectively. The total income tax benefit recognized in the consolidated financial statements for share-based compensation awards for the same four periods was $6 million, $23 million, $24 million and $77 million, respectively.

As of September 30, 2009, there was $104 million of total unrecognized compensation cost related to nonvested share-based awards that are expected to be recognized over a weighted average period of 2.28 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was insignificant for the nine-month period ended September 30, 2009 and totaled $48 million for the same prior year period.

Under our share-based payment plans, we had options and restricted stock units outstanding as of September 30, 2009. Forfeitures were estimated for share-based awards using a 9.4% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. Options outstanding as of September 30, 2009 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan, and the MISOP, as discussed above.

There were no options granted in the third quarter 2009. Options to purchase about 28 million shares were granted in the nine months ended September 30, 2009. The weighted average grant date fair value of options awarded during the nine-month period ended September 30, 2009 was $3.07, compared with $4.60 for the same prior year period. The total intrinsic value of options exercised was insignificant during the nine-month period ended September 30, 2009 and $9 million during the same period in 2008.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the closing share price at the date of grant. Restricted stock units consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. There were no restricted stock units granted in the three-month period ended September 30, 2009. About 5 million restricted stock units were granted in the nine-month period ended September 30, 2009. The weighted-average grant date fair value of restricted stock units granted during the nine-month period ended September 30, 2009 was $2.81 per unit, compared with $7.49 per unit for the same prior year period.

Most restricted stock units outstanding as of September 30, 2009 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance criteria has been met.

Note 13. Shareholders’ Equity and Per Share Data

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares consist of 37 million shares issuable under our equity-based compensation plans for the three and nine-month periods ended September 30, 2009 and 29 million and 27 million shares for the same periods in 2008, respectively. All such potentially dilutive shares were antidilutive for the three and nine-month periods ended September 30, 2009 and 2008 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

Transactions between segments are generally accounted for based on market rates which we believe approximate fair value. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2009
Net operating revenues	$6,931	$1,111	$—	$8,042
Inter-segment revenues(1)	—	300	(300)	—
Total segment operating expenses	(5,747)	(1,087)	298	(6,536)

Segment earnings	$1,184	$324	$(2)	1,506

Less:
Depreciation and amortization				(1,820)
Other, net(2)				60

Operating loss				(254)
Interest expense, net				(355)
Equity in losses of unconsolidated investments and other, net			$(156)	(156)

Loss before income taxes				$(765)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2008
Net operating revenues	$7,536	$1,280	$—	$8,816
Inter-segment revenues(1)	—	296	(296)	—
Total segment operating expenses(3)	(5,890)	(1,313)	211	(6,992)

Segment earnings	$1,646	$263	$(85)	1,824

Less:
Depreciation and amortization				(2,057)
Other, net(2)				28

Operating loss				(205)
Interest expense, net				(318)
Other, net				8

Loss before income taxes				$(515)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2009
Net operating revenues	$20,970	$3,422	$—	$24,392
Inter-segment revenues(1)	—	882	(882)	—
Total segment operating expenses	(16,924)	(3,342)	872	(19,394)

Segment earnings	$4,046	$962	$(10)	4,998

Less:
Depreciation and amortization				(5,614)
Other, net(2)				(238)

Operating loss				(854)
Interest expense, net				(1,057)
Equity in losses of unconsolidated investments and other, net			$(587)	(587)

Loss before income taxes				$(2,498)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2008
Net operating revenues	$23,235	$3,971	$(1)	$27,205
Inter-segment revenues(1)	—	840	(840)	—
Total segment operating expenses(3)	(17,920)	(3,962)	606	(21,276)

Segment earnings	$5,315	$849	$(235)	5,929

Less:
Depreciation and amortization				(6,415)
Merger and integration expenses				(130)
Other, net(2)				(297)

Operating loss				(913)
Interest expense, net				(951)
Other, net				(17)

Loss before income taxes				$(1,881)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended September 30, 2009	$779	$207	$133	$1,119
Capital expenditures for the nine months ended September 30, 2008	$2,065	$419	$788	$3,272

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to wireless customers.
(2)	Other, net consists primarily of severance and exit costs offset by gains from other asset dispositions and exchanges. See Note 9 for additional information on severance and exit costs.
(3)	Included in the Corporate, Other and Eliminations results for the three and nine months ended September 30, 2008 are operating expenses of $97 million and $265 million, respectively, related to the next-generation broadband wireless network that was contributed to Clearwire in a transaction that closed on November 28, 2008. There were no operating expenses related to the next-generation broadband wireless network in 2009. Refer to Note 3 for more information.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2009
Wireless services	$6,261	$—	$—	$6,261
Wireless equipment	529	—	—	529
Voice	—	648	(200)	448
Data	—	150	(32)	118
Internet	—	585	(68)	517
Other	141	28	—	169

Total net operating revenues	$6,931	$1,411	$(300)	$8,042

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2008
Wireless services	$6,803	$—	$—	$6,803
Wireless equipment	492	—	—	492
Voice	—	755	(204)	551
Data	—	231	(34)	197
Internet	—	556	(57)	499
Other	241	34	(1)	274

Total net operating revenues	$7,536	$1,576	$(296)	$8,816

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2009
Wireless services	$19,047	$—	$—	$19,047
Wireless equipment	1,479	—	—	1,479
Voice	—	1,952	(586)	1,366
Data	—	520	(95)	425
Internet	—	1,745	(201)	1,544
Other	444	87	—	531

Total net operating revenues	$20,970	$4,304	$(882)	$24,392

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2008
Wireless services	$20,931	$—	$—	$20,931
Wireless equipment	1,558	—	(2)	1,556
Voice	—	2,365	(608)	1,757
Data	—	750	(97)	653
Internet	—	1,580	(134)	1,446
Other	746	116	—	862

Total net operating revenues	$23,235	$4,811	$(841)	$27,205

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to wireless customers.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Subsequent Events

On October 18, 2009, Sprint entered into an agreement to acquire iPCS for approximately $831 million, including the assumption of approximately $405 million of net debt. As part of the agreement, Sprint and iPCS sought an immediate stay of all pending litigation between the parties with a final resolution to become effective upon closing of the acquisition. As a result, Sprint has suspended its previously announced divestiture process pending closing of the transaction. Pending regulatory approval, the acquisition is expected to be completed in the fourth quarter 2009 or in early 2010.

Subsequent events were evaluated for disclosure through November 6, 2009, the date on which the financial statements were issued.

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

Description of the Company

Sprint is the third largest wireless communications company in the United States based on the number of wireless subscribers. We also are one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. We own extensive wireless networks and a global long distance, Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services on networks that utilize CDMA, iDEN and internet protocol (IP) technologies. We utilize these networks to offer our wireless and wireline customers differentiated products and services whether through the use of a single network or a combination of these networks. Through our partnership with Clearwire and their development of a 4G network, we are establishing ourselves as a leader in the deployment of next-generation wireless broadband services. We have established key priorities for our Company which include improving the customer experience, rebuilding our brand and generating operating cash flow. We plan to differentiate our services through providing customers with value and simplicity and by helping customers to be more productive.

We believe that our value-driven wireless price plans are very competitive. Our family of “Simply Everything” post-paid price plans bundle together popular data applications with traditional mobile voice calling at price points that can save customers hundreds of dollars annually compared with our largest competitors. The addition of Any Mobile, AnytimeSM to Everything Data plans provides customers unlimited mobile-to-mobile calling from the Sprint Network to any wireless phone on any U.S. wireless carrier network at no additional charge. New Business Advantage pricing plans provide value, flexibility and simplicity to our business customers who can also take advantage of Any Mobile, AnytimeSM with certain plans. Our Boost Mobile® brand prepaid price plans include unique nationwide monthly unlimited, pay as you go, and $1 per day text and chat plan options.

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

We provide certain wireless services on our national push-to-talk network and our 3G network. Through our relationship with Clearwire, we are also the first and only nationwide wireless carrier to offer 4G services. Sprint 4G is available in 17 markets and we expect to offer Sprint 4G service to 120 million people in 80 markets by the end of 2010. We also support the open development of applications and content on our network platforms. We offer multi-functional devices, such as the Palm® PreTM, Samsung Instinct® HD, Blackberry® devices, and the Novatel® Wireless MiFi 2200 intelligent mobile hotspot device. In October, our first AndroidTM device—the HTC HeroTM with GoogleTM became available and we have announced a second AndroidTM device, the Samsung Moment® and the new Palm® PixiTM will be available in the upcoming months. We also enable a variety of third-party providers, location-based services, and consumer product providers through our open device initiative. The open device initiative incorporates selling, marketing, product development, and operations resources to address growing non-traditional data needs. It covers a wide variety of products and services including telematics, in-vehicle devices, e-readers, specialized medical devices, and other Original Equipment Manufacturer devices.

In addition to our customer oriented goals, we have also taken steps to reduce our cost structure to align with the reduced revenues expected from fewer subscribers. Our actions include our January 2009 announcement of cost reductions through which we reduced our labor and other costs by approximately $1.2 billion annually. These actions included a workforce reduction of about 8,000 positions which was completed as of June 30, 2009. We believe these actions, as well as our continued efforts to reduce other operating expenses and capital spending, will allow us to maintain a strong cash position, although we do not expect that these measures will fully offset the decline in cash provided by operating activities expected because of our lower number of post-paid subscribers as discussed below in “Effects on our Wireless Business of Post-paid Subscriber Losses.” We believe that customer spending will continue to be negatively impacted as the U.S. economy begins to recover and market conditions improve. We will continue to take actions designed to manage the impact of these market conditions. Consistent with the changing economic environment, the Company’s prepaid plans, primarily through the National Boost Monthly Unlimited offering, are continuing to experience strong demand as our simple, no long-term contract solution provides good service and value.

Effects on our Wireless Business of Post-paid Subscriber Losses

As shown by the table below under “Results of Operations,” Wireless segment earnings represent approximately 80% of Sprint’s total consolidated segment earnings. Within the Wireless segment, post-paid wireless voice and data services represent the most significant contributors to earnings, and are driven by the number of post-paid subscribers to our services, as well as the average revenue per subscriber, or user (ARPU).

Beginning in mid-2006, Sprint began to experience net losses of post-paid subscribers on the Nextel iDEN wireless network, which we acquired in 2005 in the Sprint-Nextel merger. Such net losses for the year ended December 31, 2007 exceeded the net additions of post-paid subscribers on Sprint’s CDMA wireless network. Beginning in 2008 and continuing through the third quarter 2009, we have been experiencing net losses of post-paid subscribers on each of the iDEN and CDMA wireless networks.

We believe that these significant net post-paid subscriber losses resulted from a number of historical factors, in addition to the competitive nature of the industry, including: 1) uncertainty in the marketplace as to our intentions for and commitment to the iDEN network; 2) a high level of involuntary churn during 2007 and early 2008 due to a relatively high mix of sub-prime credit subscribers; 3) adverse perceptions among some of our subscribers about our customer care services; 4) adverse perceptions among some of our subscribers about the quality of and our commitment to development of our networks; 5) successful competitor devices; 6) perception in the marketplace that the portfolio of Sprint device offerings was not as desirable as those of some competitors; 7) uncertainty about the financial strength and future reliability of Sprint; and 8) perceptions in the marketplace, in part as a result of the subscriber losses themselves, as well as the other factors above, that reduced the Sprint brand’s effectiveness in attracting and retaining customers.

Beginning in 2008, in conjunction with changes in senior management, Sprint undertook steps to address each of these factors. Before directly addressing brand perception, steps were taken to improve the quality of Sprint’s customer care services and the Sprint networks, as confirmed by recent independent comparisons with competitors. Steps were also taken to improve the credit quality mix of our subscriber base and to improve our financial stability, including vigorous cost control actions, which have resulted in our continuing strong cash flow from operations. We also improved financial flexibility through renegotiation in 2008 of Sprint’s revolving bank credit facility. In addition, beginning in 2008 and continuing in 2009, Sprint has undertaken increased marketing initiatives, including media advertising, to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our network. Sprint has also introduced new handsets improving our overall lineup and providing a competitive mix for customer selection, as well as competitive new rate plans providing simplicity and value.

We expect these actions will have a favorable impact on net subscriber losses. Net post-paid subscriber losses had not improved sustainably through the first quarter of 2009, in part due to circumstances in the general economy, including higher deactivations of business customer accounts as companies reduced wireless service lines resulting from their own workforce reductions. However, net post-paid subscriber losses of 991,000 for the second quarter 2009 and 801,000 for the third quarter 2009 reflect sequential improvements of approximately 20% per quarter. Sprint expects that net post-paid subscriber losses will continue to improve during the fourth quarter of 2009.

As discussed below under “Wireless Business—Service Revenue”, the net loss of post-paid subscribers in the first nine months of 2009 can be expected to cause wireless service revenue in the last quarter of 2009 to be approximately $481 million lower and in 2010 to be approximately $1.9 billion lower than it would have been had those subscribers not been lost. If we continue to experience a significant loss of post-paid subscribers in the fourth quarter 2009 and in 2010, it would have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2010 and beyond.

During 2009, wireless industry trends have included a significant industry-wide shift for new accounts from post-paid wireless accounts to prepaid accounts. Sprint’s successful prepaid wireless offerings, as well as the cost controls that have been implemented, will partially offset the effects of net post-paid subscriber losses, but are unlikely to be sufficient to sustain the Company’s level of profitability and cash flows unless we are successful in further reducing the decline in post-paid subscribers. The Company believes that the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should reduce the number of net post-paid and total subscriber losses for 2009 as compared to 2008.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Wireless segment earnings	$1,184	$1,646	$4,046	$5,315
Wireline segment earnings	324	263	962	849
Corporate, other and eliminations	(2)	(85)	(10)	(235)

Consolidated segment earnings	1,506	1,824	4,998	5,929
Depreciation and amortization	(1,820)	(2,057)	(5,614)	(6,415)
Merger and integration expenses	—	—	—	(130)
Other, net	60	28	(238)	(297)

Operating loss	(254)	(205)	(854)	(913)
Interest expense, net	(355)	(318)	(1,057)	(951)
Equity in losses of unconsolidated investments and other, net	(156)	8	(587)	(17)
Income tax benefit	287	189	1,042	706

Net loss	$(478)	$(326)	$(1,456)	$(1,175)

Consolidated segment earnings decreased $318 million, or 17%, and $931 million, or 16%, for the three and nine-month periods ended September 30, 2009 compared to the same periods in 2008. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations. Corporate, other and eliminations improved $83 million and $225 million for the three and nine-month periods ended September 30, 2009, respectively, as compared to the same periods in 2008 primarily as a result of costs incurred related to the build-up of 4G WiMAX in 2008 that are no longer being incurred in 2009 due to the close of the transaction with Clearwire in late 2008 (See Note 3 to the Consolidated Financial Statements).

Depreciation and Amortization Expense

Depreciation expense decreased $12 million, or 1%, and $114 million, or 3%, for the three and nine-month periods ended September 30, 2009 compared to the same periods in 2008, primarily due to reduced levels of capital expenditures in 2009 and 2008 compared to prior periods. Amortization expense declined $225 million, or 40%, and $687 million, or 35%, for the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time.

Other, Net

Other, net improved by $32 million and $59 million for the three and nine-month periods ended September 30, 2009 compared to the same periods in 2008. Other, net consists primarily of severance and exit costs, gains from asset dispositions and exchanges and a reduction in expected access costs associated with prior periods. Severance and exit costs increased by $15 million and decreased $12 million for the three and nine-month periods ended September 30, 2009, respectively compared to the same periods in 2008 for the separation of employees and continued organizational realignment initiatives. Gains from asset dispositions and exchanges increased by $19 million for each of the three and nine-month periods ended September 30, 2009 compared to the same periods in 2008 primarily due to a spectrum exchange transaction in the third quarter 2009. A favorable development during the third quarter 2009 relating to disagreements with local exchange carriers resulted in a reduction of $25 million in expected access costs associated with prior periods.

Interest Expense, Net

Interest expense increased $24 million, or 7%, and $52 million, or 5%, for the three and nine-month periods ended September 30, 2009 compared to the same periods in 2008. For the three-month period ended September 30, 2009, the interest expense increase as compared to the same period in 2008 is primarily attributed to fewer capital projects resulting in a decrease of capitalized interest. For the nine-month period ended September 30, 2009, the interest expense increase as compared to the same period in 2008 is primarily due to a decrease of $98 million in capitalized interest as a result of fewer capital projects, partially offset by a decrease of $44 million in interest expense related to the approximate $1.7 billion decline in the average long-term debt balance between the comparative periods. The effective interest rate on the average long-term debt balance of $21.5 billion and $22.8 billion was 6.8% and 6.4% for the three-month periods ended September 30, 2009 and 2008, respectively. The effective interest rate on the average long-term debt balance of $21.5 billion and $23.2 billion was 6.7% and 6.5% for the nine-month periods ended September 30, 2009 and 2008, respectively. See “Liquidity and Capital Resources” for more information on the Company’s financing activities. Interest income decreased $13 million, or 65%, in the three-month period ended September 30, 2009, and $54 million, or 69%, for the nine-month period ended September 30, 2009 as compared to the same periods in 2008, primarily due to lower interest rates.

Equity in Losses of Unconsolidated Investments and Other, Net

This item consists mainly of losses from our equity method investments (see Note 3 in Notes to the Consolidated Financial Statements), and also includes other miscellaneous income/(expense). In 2009, equity losses associated with the investment in Clearwire represent the Company’s proportionate share of Clearwire’s net loss, plus a pre-tax loss of $154 million ($96 million after tax) related to the dilution of our investment in Clearwire to 51% during the first quarter 2009. We expect Clearwire to continue to generate net losses as it continues the build-out of its next-generation wireless network.

Income Tax Benefit

As a result of our pre-tax losses, the consolidated effective tax rate was a benefit of approximately 42% and 38% for the nine-month periods ended September 30, 2009 and 2008, respectively. The effective tax rate for the nine-month period ended September 30, 2009 was 7% higher than the U.S. federal statutory rate of 35%. Information regarding the items that caused the effective income tax rate to vary from the U.S. federal statutory rate can be found in Note 10 to the Consolidated Financial Statements.

Net Loss

We recognized net losses of $478 million and $1.5 billion for the three and nine-month periods ended September 30, 2009 compared to $326 million and $1.2 billion for the same periods in 2008. Our three and nine-month period 2009 and 2008 net losses reflect the decreases in Wireless segment revenue due to net losses of subscribers, together with our severance and exit costs, partially offset by the reduction in operating expenses in 2009.

Segment Earnings - Wireless Business

Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our subscriber usage. The following table provides an overview of the results of operations of our Wireless segment for the three and nine-month periods ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Wireless Earnings	2009	2008	2009	2008
	(in millions)
Post-paid	$5,699	$6,423	$17,659	$19,770
Prepaid	562	380	1,388	1,161

Retail service revenue	6,261	6,803	19,047	20,931
Wholesale, affiliate and other revenue	141	241	444	746

Total service revenue	6,402	7,044	19,491	21,677
Cost of services (exclusive of depreciation and amortization)	(2,164)	(2,268)	(6,349)	(6,589)

Service gross margin	4,238	4,776	13,142	15,088

Service gross margin percentage	66%	68%	67%	70%
Equipment revenue	529	492	1,479	1,558
Cost of products	(1,482)	(1,181)	(4,115)	(3,622)

Equipment net subsidy	(953)	(689)	(2,636)	(2,064)

Equipment net subsidy percentage	(180)%	(140)%	(178)%	(132)%
Selling, general and administrative expense	(2,101)	(2,441)	(6,460)	(7,709)

Wireless segment earnings	$1,184	$1,646	$4,046	$5,315

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

The table below summarizes average number of retail subscribers and average revenue per subscriber for the three and nine-month periods ended September 30, 2009 and 2008. Retail, previously referred to as direct, comprises those subscribers to whom Sprint directly provides wireless services on our networks, whether those services are provided on a prepaid or a post-paid basis. Wholesale and affiliate are those subscribers who are served through MVNO and affiliate relationships, and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to their subscribers. More information about the number of subscribers, net additions to subscribers, and average rates of monthly post-paid and prepaid customer churn for each quarter since the first quarter 2008 may be found in the table on page 26.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(subscribers in thousands)
Average post-paid subscribers	34,009	38,346	34,978	39,266
Average prepaid subscribers	5,397	4,074	4,619	4,272
Average monthly service revenue per subscriber:
Post-paid	$56	$56	$56	$56
Prepaid	35	31	33	30
Average retail post-paid and prepaid	53	53	53	53

Retail service revenue decreased $542 million, or 8%, and $1.9 billion, or 9%, respectively, for the three and nine-month periods ended September 30, 2009, as compared to the same periods in 2008. The majority of the decline is due to a $724 million and $2.1 billion decrease in retail post-paid service revenue driven by a reduction of approximately 4.3 million, or 11%, in the Company’s average number of retail post-paid subscribers for each of the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. The decline in retail post-paid service revenue is partially offset by an increase of $182 million and $227 million in retail prepaid revenue for the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, driven by attracting subscribers to the Company’s National Boost Monthly Unlimited plan.

Wholesale, affiliate and other revenues, in total, decreased $100 million, or 41%, and $302 million, or 40%, for the three and nine-month periods ended September 30, 2009 compared to the same periods in 2008, primarily due to a decrease in the number of subscribers with one of our large wholesale carrier customers. Wholesale revenues include a growing number of devices under our open-device initiative, including machine-to-machine services through devices that utilize our network. Average revenue per subscriber for our open-device machine-to-machine services is significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.

Average Monthly Service Revenue per Subscriber

Below is a table showing average revenue per retail post-paid and prepaid subscriber for each quarter beginning with the first quarter 2008.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Average monthly service revenue per subscriber
Post-paid	$56	$56	$56	$56	$56	$56	$56
Prepaid	$29	$30	$31	$30	$31	$34	$35

Average monthly retail post-paid service revenue per subscriber has been stable throughout the periods shown as a result of improved retention of our higher revenue subscribers on bundled rate plans offset by lower overage and roaming revenues. Average monthly retail prepaid service revenue per subscriber for the three-month period ended September 30, 2009 increased compared to the three-month period ended September 30, 2008 due to higher revenue from our National Boost Monthly Unlimited users.

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

As discussed above in “Overview,” we have focused on retaining and attracting subscribers by taking actions to improve our customer care, sales and distribution functions, and brand awareness. In addition, we have taken other actions in an effort to improve our subscribers’ experience including improving our network performance by adding capacity to our networks, broadening our device portfolio, and providing subscribers excellent value propositions with our Simply Everything pricing plans and our Everything Data plans which include our new Any Mobile, AnytimeSM feature. While certain indicators suggest that we are making progress with respect to these actions, we have continued to lose post-paid wireless subscribers.

The following table shows (a) net additions (losses) of subscribers for each quarter beginning with the first quarter 2008 excluding existing subscribers who have migrated between networks, (b) our total subscribers as of the end of each quarterly period, and (c) our average rates of monthly retail post-paid and retail prepaid customer churn.

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
Net additions (losses) (in thousands)
Post-paid:
iDEN	(684)	(527)	(589)	(639)	(625)	(529)	(466)
CDMA(1)	(386)	(249)	(533)	(466)	(625)	(462)	(335)

Total retail post-paid	(1,070)	(776)	(1,122)	(1,105)	(1,250)	(991)	(801)

Prepaid:
iDEN	(543)	(250)	(305)	(264)	764	938	801
CDMA	343	112	(24)	(50)	(90)	(161)	(135)

Total retail prepaid	(200)	(138)	(329)	(314)	674	777	666

Wholesale and affiliates	183	13	130	146	394	(43)	(410)

Total Wireless	(1,087)	(901)	(1,321)	(1,273)	(182)	(257)	(545)

End of period subscribers (in thousands)
Post-paid:
iDEN	12,179	11,330	10,466	9,609	8,890	8,292	7,762
CDMA(1)	27,502	27,575	27,317	27,069	26,538	26,145	25,874

Total retail post-paid	39,681	38,905	37,783	36,678	35,428	34,437	33,636

Prepaid:
iDEN	3,552	3,302	2,997	2,733	3,497	4,435	5,236
CDMA	826	938	914	864	774	613	478

Total retail prepaid	4,378	4,240	3,911	3,597	4,271	5,048	5,714

Wholesale and affiliates	8,701	8,714	8,844	8,990	9,384	9,341	8,931

Total Wireless	52,760	51,859	50,538	49,265	49,083	48,826	48,281

Monthly customer churn rate(2)
Retail post-paid	2.45%	1.98%	2.15%	2.16%	2.25%	2.05%	2.17%
Retail prepaid	9.93%	7.36%	8.16%	8.20%	6.86%	6.38%	6.65%

(1)	Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.
(2)	Churn is calculated by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Retail post-paid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where the customer’s service is terminated due to a lack of payment or other reasons.

Retail Post-Paid Subscribers—We lost 801,000 net post-paid subscribers during the three-month period ended September 30, 2009 as compared to losing 1,122,000 net post-paid subscribers during the three-month period ended September 30, 2008, an improvement of 321,000 net post-paid subscriber losses. During the three-month period ended September 30, 2009, losses of post-paid subscribers on our iDEN network of 466,000 are exclusive of 64,000 that transferred from our iDEN network to our CDMA network, which results in a total loss of 530,000 iDEN post-paid subscribers. During the same period, our loss of 335,000 post-paid subscribers from our CDMA network was partially offset by the 64,000 that transferred from the iDEN network, for a net reduction of 271,000 post-paid subscribers on the CDMA network.

The Company expects that both post-paid and total subscriber full-year net losses should improve for the year 2009 as compared to 2008. The Company also expects both post-paid and total subscriber losses to improve sequentially from the third quarter to the fourth quarter of 2009. However, our actual loss of post-paid subscribers in the first nine months of 2009 can be expected to cause wireless service revenue in the last quarter of 2009 to be approximately $481 million lower and in 2010 to be approximately $1.9 billion lower than it would have been had those subscribers not been lost. If we continue to experience significant loss of post-paid subscribers in the fourth quarter and in 2010, it would have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2010 and beyond.

Retail Prepaid Subscribers—We added approximately 666,000 net prepaid subscribers during the three-month period ended September 30, 2009 as compared to losing 329,000 net prepaid subscribers in the three-month period ended September 30, 2008, an improvement of 995,000 net prepaid subscribers. Our net prepaid subscriber additions in the three-month period ended September 30, 2009 were principally driven by the Company’s National Boost Monthly Unlimited offering on the iDEN network which was launched in the first quarter 2009. The success achieved by the National Boost Monthly Unlimited offering has driven a significant prepaid market share gain during the first nine months of 2009. In conjunction with the changing economic environment, the Company’s National Boost Monthly Unlimited offering continues to experience strong demand as prepaid decisions are becoming a larger portion of overall decisions in the marketplace.

Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in PCS Affiliate territories and a growing portion of subscribers from our open-device initiative primarily representing machine-to-machine devices that utilize our network. During the three-month period ended September 30, 2009, wholesale and affiliate subscriber losses were 410,000, compared to net subscriber additions of 130,000 for the three-month period ended September 30, 2008. During the three-month period ended September 30, 2009, we experienced a decline in the wholesale subscriber base driven primarily by subscriber losses from our MVNO operators in addition to machine-to-machine devices that had been activated in the second quarter of 2009, but which may not be utilized. The Company experienced growth in the total wholesale subscriber base from September 2008 through September 2009 of approximately 87,000 subscribers. Most of the growth represents open-device machine-to-machine services which generate significantly lower revenue per subscriber, but with lower costs, resulting in a higher profit margin.

Cost of Services

Cost of services consists primarily of:

•

costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with network employees and spectrum frequency leasing costs;

•

fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline providers for calls terminating on their networks, which fluctuate in relation to the level and duration of those terminating calls;

•	long distance costs paid to the Wireline segment;

•	costs to service and repair devices;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the use of their proprietary data applications, such as messaging, music, TV and navigation services by our subscribers.

Cost of services decreased $104 million, or 5%, and $240 million, or 4%, for the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008, primarily reflecting a decline in labor, outside services and maintenance costs consistent with the Company’s cost cutting efforts, as well as a decline in network costs associated with fewer subscribers.

Equipment Net Subsidy

We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user customer. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of devices and accessories also includes order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment costs in excess of the revenues generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue increased $37 million, or 8%, and decreased $79 million, or 5%, for the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008 primarily due to increasing number of devices sold in the second and third quarter of 2009 as compared to the same periods in 2008, but declining average sales prices for those devices throughout most of 2009 as a result of competitive and economic pressures. Cost of devices increased $310 million, or 27%, and $502 million, or 14%, for the three and nine-month periods ended September 30, 2009, respectively, compared to the same periods in 2008, primarily due to our mix of devices sold reflecting a higher percentage of smartphones and higher-end devices and an increase in the number of devices sold.

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

Sales and marketing expense decreased $70 million, or 6%, and $256 million, or 7%, in the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, primarily due to the decline in gross subscriber additions and a decline in labor related costs due to our workforce and cost reduction activities.

General and administrative costs decreased $270 million, or 22%, and $993 million, or 24%, in the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, primarily due to the decrease in employee related costs as part of our cost cutting initiatives, reduction in customer care costs, and lower bad debt expense. Employee related costs have decreased approximately $148 million and $391 million in the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, due to the headcount reductions announced in January 2009 and a decrease in our external contract labor. Customer care costs decreased $94 million and $299 million in the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. Bad debt expense was $116 million and $261 million for the three and nine-month periods ended September 30, 2009 representing a $17 million and $277 million decline as compared to the same periods in 2008. The improvement in bad debt expense resulted from lower rates of uncollectibility, as well as lower estimated uncollectible accounts in outstanding accounts receivable in 2009 as compared to 2008. Our improvement in customer care expense is largely attributable to customer care quality initiatives that were launched in 2008. We also have several customer care and collection activities designed to proactively contact subscribers to ensure they are on appropriate service plans based on their usage and to negotiate payment arrangements designed to help customers through difficult financial times. As a result, we have experienced fewer calls into customer care and a decrease in involuntary churn, as well as a decrease in the number of accounts written off during the first nine months of 2009 compared to the first nine months of 2008.

Wireless Segment Earnings

Wireless segment earnings decreased $462 million, or 28%, and $1.3 billion, or 24%, in the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, primarily due to declines in service revenue. Accordingly, we have taken actions to control costs and to align our costs with our reduced level of revenues. However, the impact of the past net post-paid subscriber losses on future revenues discussed above under “Service Revenue—Net Additions to (Losses of) Subscribers” will adversely affect 2009 and 2010 wireless segment earnings, and will be only partially offset by the success of our prepaid offerings and our reductions in costs.

Segment Earnings - Wireline Business

Through our Wireline segment, we provide a broad suite of wireline voice and data communications services to other communications companies and targeted business customers. These services include domestic and international data communications using various protocols, such as multiprotocol label switching technologies (MPLS), IP, asynchronous transfer mode (ATM), frame relay, managed network services and voice services. Our IP services can also be combined with wireless services. In addition, we provide voice and data communication services to our Wireless segment and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance service and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user customers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

For several years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers. We continue to see industry growth in voice services provided by cable MSOs as consumers use cable MSOs as alternatives to local and long distance voice communications providers. We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we continue to convert our existing subscribers from ATM and frame relay to more advanced IP technologies, such as MPLS, Sprintlink Frame Relay and Sprintlink ATM, which allows us to provide converged services. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We are also taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with wholesale voice local and long distance services, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

	Three Months Ended September 30,		Nine Months Ended September 30,
Wireline Earnings	2009	2008	2009	2008
	(in millions)
Voice	$648	$755	$1,952	$2,365
Data	150	231	520	750
Internet	585	556	1,745	1,580
Other	28	34	87	116

Total net services revenue	1,411	1,576	4,304	4,811
Costs of services and products	(924)	(1,070)	(2,776)	(3,218)

Service gross margin	487	506	1,528	1,593

Service gross margin percentage	35%	32%	36%	33%
Selling, general and administrative expense	(163)	(243)	(566)	(744)

Wireline segment earnings	$324	$263	$962	$849

Wireline Revenue

Voice Revenues

Voice revenue decreased $107 million, or 14%, and $413 million, or 17%, for the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, primarily as a result of volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 31% and 30% of total voice revenues for the three and nine-month periods ended September 30, 2009 as compared to 27% and 26% for the same periods in 2008.

Data Revenues

Data revenues reflect sales of legacy data services, including ATM, frame relay and managed network services. Data revenues decreased $81 million, or 35%, and $230 million, or 31%, for the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, primarily due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. These declines were partially offset by growth in IP revenues. Data revenues generated from the provision of services to the Wireless segment represented 21% and 18% of total data revenue for the three and nine-month periods ended September 30, 2009 as compared to 15% and 13% for the same periods in 2008.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased $29 million, or 5%, and $165 million, or 10%, for the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. The increases were due to higher IP revenues as business subscribers are increasing requirements to support wireless customer’s data traffic, as well as revenue growth in our cable voice over internet protocol business (VoIP), which has experienced a 16% increase in subscribers from September 2008 to September 2009. Internet revenues generated from the sale of services to our Wireless segment represented 12% of total Internet revenues for both the three and nine-month periods ended September 30, 2009 as compared to 10% and 8% in the same periods in 2008.

Other Revenues

Other revenues, which primarily consist of sales of customer premises equipment, decreased $6 million, or 18%, and $29 million, or 25%, for the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, as a result of fewer projects.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $146 million, or 14%, and $442 million, or 14%, for the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, due to declining voice volumes and a shift in mix to lower cost products as a result of the migration from data to IP-based technologies. Service gross margin percentage increased from 32% and 33% in the three and nine-month periods ended September 30, 2008, respectively, to 35% and 36% in the same periods of 2009, primarily as a result of revenue growth in our cable VoIP business and a decrease in costs of services offset by a decrease in voice revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $80 million, or 33%, and $178 million, or 24%, for the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008. The decrease was primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net services revenue was 12% and 13% in the three and nine-month periods ended September 30, 2009 as compared to 15% in each of the same periods in 2008.

Wireline Segment Earnings

Wireline segment earnings increased $61 million, or 23%, and $113 million, or 13%, in the three and nine-month periods ended September 30, 2009 as compared to the same periods in 2008, primarily due to a reduction in service gross margin, offset by a reduction in selling, general and administrative expense.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash provided by operating activities	$3,676	$5,101
Cash used in investing activities	(2,072)	(3,748)
Cash provided by financing activities	89	517

At September 30, 2009, cash and cash equivalents were $5.4 billion as compared to $4.1 billion as of September 30, 2008.

Operating Activities

Net cash provided by operating activities of $3.7 billion in the first nine months of 2009 decreased $1.4 billion from the same period in 2008 primarily due to a $3.1 billion decrease in cash received from our subscribers as a result of declining service revenues from our post-paid subscribers and a $200 million contribution to the Company pension plan. This was partially offset by a decrease of $1.4 billion in cash paid to our suppliers and employees, in part due to managing our inventory levels. Subscriber revenue earned but not billed represented about 11% and 12% of our accounts receivable balance as of September 30, 2009 and September 30, 2008, respectively.

Investing Activities

Net cash used in investing activities for the first nine months of 2009 decreased by $1.7 billion from the same period 2008, due to an increase of approximately $500 million in short-term investments offset by a decrease of $2.2 billion in capital expenditures in the first nine months of 2009 as compared to the first nine months of 2008 mainly due to fewer cell sites being built in 2009, fewer IT and network development projects, and costs incurred related to the build-up of 4G WiMAX in 2008 that are no longer being incurred in 2009 due to the close of the transaction with Clearwire in late 2008.

Financing Activities

Net cash provided by financing activities of $89 million for the first nine months of 2009 decreased by $428 million from the same period in 2008. Activity for the first nine months of 2009 included an issuance of $1.3 billion of senior notes in August 2009 offset by debt repayments of $600 million in May 2009 and the early redemption of $607 million of our convertible senior notes in September 2009. In comparison, activity for the first nine months of 2008 included the draw down of $2.5 billion under the revolving bank credit facility in February 2008 and the net proceeds from the financing obligation with TowerCo Acquisition LLC in September 2008 of $645 million, offset by the early redemption of $1.25 billion of our senior notes in June 2008, the repayment of $485 million of debt and $500 million of a revolving bank credit facility, and net maturities of commercial paper of $379 million.

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

On October 18, 2009, Sprint entered into an agreement to acquire iPCS for approximately $831 million, including the assumption of $405 million of net debt. As part of the agreement, Sprint and iPCS sought an immediate stay of all pending litigation between the parties with a final resolution to become effective upon closing of the acquisition. As a result, Sprint has suspended its previously announced divestiture process pending closing of the transaction. Pending regulatory approval, the acquisition is expected to be completed in the fourth quarter 2009 or in early 2010.

On July 27, 2009, Sprint entered into a definitive agreement to acquire Virgin Mobile USA (VMU) (See Note 3 to the Consolidated Financial Statements). Under the terms of the agreement, Sprint expects to issue between 81.4 million and 104.7 million shares of its common stock for all VMU common and preferred stock, excluding shares currently owned by Sprint. In addition, Sprint will retire all of VMU’s outstanding debt at the time of closing, which at June 30, 2009, was $230 million net of cash and cash equivalents. At closing Sprint will settle, in cash or Sprint common stock, at its option, approximately $63 million, related to tax and trademark agreements and approximately $69 million related to the subordinated portion of outstanding debt. Pending VMU shareholder approval, the transaction is expected to close in the fourth quarter 2009.

Liquidity

As of September 30, 2009, our cash, cash equivalents and short-term investments totaled $5.9 billion. In addition, we have $1.6 billion available under our existing revolving bank credit facility, which expires in December 2010. On May 1, 2009, we repaid the $600 million Sprint Capital Corporation notes that were due on that date. We have no other material debt service payments due in 2009. On September 16, 2009, all outstanding 5.25% convertible senior notes due 2010 were redeemed at a redemption price equal to 100% of the principal amount totaling $607 million plus accrued and unpaid interest. In addition, on August 11, 2009, the Company issued $1.3 billion in principal of senior notes due 2017.

The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.25 to 1.0. As of September 30, 2009, the ratio was 3.4 to 1.0 as compared to 3.0 to 1.0 as of December 31, 2008 resulting from our decline in adjusted EBITDA. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to LIBOR, plus a margin of between 2.50% and 3.00%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. As of September 30, 2009, we had $1.9 billion in letters of credit, including a $1.8 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, outstanding under our $4.5 billion revolving bank credit facility. As a result of the outstanding borrowings under the revolving bank credit facility and the outstanding letters of credit, each of which directly impacts the availability of the revolving bank credit facility, we had $1.6 billion of borrowing capacity available under our revolving bank credit facility as of September 30, 2009.

A default under our credit facilities could trigger defaults under our other debt obligations, including our senior notes, which in turn could result in the maturities of certain debt obligations being accelerated. The indentures that govern our outstanding senior notes also require that we comply with various covenants, including limitations on the incurrence of indebtedness and liens by us and our subsidiaries. We expect to remain in compliance with our covenants through at least the end of 2010, although there can be no assurance that we will do so. Although we expect to improve our post-paid subscriber results, if we do not meet our plan, depending on the severity of the actual subscriber results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.

Even if our expectation that we will reduce the number of net post-paid subscriber losses in 2009 is not achieved, Sprint’s current liquidity position makes it likely that we will be able to meet our debt service requirements and other funding needs at least through 2010. Specifically, we expect to be able to meet our currently identified funding needs through at least the end of 2010 by using our anticipated cash flows from operating activities as well as our cash, cash equivalents and short-term investments on hand. In addition, we also have available the remaining borrowing capacity under our revolving bank credit facility. Nevertheless, if we are unable to reduce the rate of losses of post-paid subscribers in 2009 or 2010, it would have a significant negative impact on cash provided by operating activities and our liquidity in future years.

In determining that we expect to meet our funding needs through at least 2010, we have considered:

•	anticipated levels of capital expenditures and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any contributions we may make to our pension plan, which has been negatively impacted by the high degree of volatility in the global financial markets;

•	scheduled debt service requirements;

•	any additional investment we may choose to make in Clearwire;

•	other future contractual obligations; and

•	cash requirements associated with the potential acquisitions of VMU and iPCS.

Our assessment above does not take into account, among other things:

•	any significant additional acquisition transactions or the pursuit of any significant new business opportunities or spectrum acquisition strategies; and

•	any material increases in the cost of compliance with regulatory mandates.

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash and cash equivalents, short-term investments and borrowings available under our existing revolving credit facility. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs.

Our ability to fund our capital needs from outside sources is ultimately affected by the overall capacity and terms of the banking and securities markets. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable cost of capital. We have had in the past and may in the future have discussions with third parties regarding potential sources of new capital to satisfy actual or anticipated financing needs. At present, we have no legally binding commitments or understandings with any third parties to obtain any material amount of additional capital.

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

As of September 30, 2009, we had working capital of $3.9 billion compared to $2.1 billion as of December 31, 2008, with the change primarily due to the increase in cash and cash equivalents, and short-term investments partially offset by a decrease in accounts and notes receivable, net and an increase in the current portion of long-term debt, financing and capital lease obligations.

CURRENT BUSINESS OUTLOOK

We endeavor to both add new and retain our existing wireless subscribers in order to reverse the negative post-paid wireless subscriber trends that we have been experiencing. We expect to improve our subscriber trends by consistently improving the customer experience and through offers which provide value, simplicity and productivity.

Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to say with assurance the amount of net retail post-paid subscriber losses we will experience during the last quarter of 2009 or thereafter. However, the Company continues to expect that both post-paid and total subscriber full-year net losses should improve for the year 2009 as compared to 2008. The Company also expects both post-paid and total subscriber losses to improve sequentially from the third quarter to the fourth quarter of 2009.

Our net subscriber losses have significantly reduced our revenue and operating cash flow. These effects will continue if we do not attract new subscribers and/or reduce our rate of churn. See “Wireless Segment Earnings” above for a discussion of how our subscriber trends will impact our segment earnings trends. Also, these subscriber losses have decreased and will further decrease our adjusted EBITDA, as defined by our revolving bank credit facility. Management implemented cost reduction programs designed to decrease our cost structure by reducing our labor and other costs; however, we do not expect that the reduction in costs will fully offset the revenue declines described above.

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

In connection with the preparation of this Form 10-Q as of September 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2009, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recognized, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. On September 21, 2009, Sprint transferred the responsibility for the day-to-day execution of services, provisioning, and maintenance for the Company’s wireless and wireline networks to an unaffiliated party. As a result, certain control activities related to the accounting for network activities have been modified taking into consideration this arrangement. There have been no other changes in our internal controls over financial reporting that have occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On October 18, 2009, we entered into a merger agreement with iPCS pursuant to which Sprint agreed to acquire iPCS. In connection with the merger agreement, Sprint and iPCS sought an immediate stay of litigation and the Circuit Court of Cook County, Illinois, Chancery Division and the Illinois Appellate Court entered the stay on all litigation, including iPCS’s request for an injunction to block the merger of Sprint and Virgin Mobile USA, Inc., with a final resolution of existing litigation between Sprint and iPCS to become effective upon the closing of the acquisition. As a result, Sprint will suspend its previously announced divestiture process pending closing of the transaction. Subsequent to the announcement of our merger agreement, two lawsuits were filed in Cook County, Illinois state court on behalf of iPCS shareholders against iPCS, the members of the iPCS Board of Directors as individual defendants, Sprint Nextel and Ireland Acquisition Corp. seeking to enjoin Sprint Nextel’s proposed acquisition of iPCS’ common stock. The complaints assert breach of fiduciary duties by the individual defendant iPCS directors and aiding and abetting the breach of fiduciary duties by Sprint Nextel.

We are involved in certain other legal proceedings that are described in Note 11 of Notes to the Consolidated Financial Statements included in this report. During the quarter ended September 30, 2009, there were no material developments in the status of these legal proceedings.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., and Intel Corporation	8-K	001-04721	2.1	05/07/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc., and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	07/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3	02/28/2007

(4) Instruments Defining the Rights of Sprint Nextel Corporation Security Holders

4.1	The rights of Sprint Nextel Corporation’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Material Agreements

10.1	Voting Agreement, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Covina Holdings Limited and Cortaire Limited	8-K	001-04721	2.1	07/28/2009

10.2	Voting Agreement, dated as of July 27, 2009, by and among Sprint Nextel Corporation and SK Telecom Co., Ltd.	8-K	001-04721	2.1	07/28/2009

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

*	Filed or furnished herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

Sprint will furnish to the SEC, upon request, a copy of the instruments defining the rights of holders of long-term debt that do not exceed 10% of the total assets of Sprint.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

By:	/s/ Ryan H. Siurek
Vice President, Controller and Principal Accounting Officer

Dated: November 6, 2009