Form 10-K
period 2009-12-31
SPRINT NEXTEL CORP
filed 2010-02-26
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2009 was $13,800,465,103

COMMON SHARES OUTSTANDING AT FEBRUARY 19, 2010:

VOTING COMMON STOCK
Series 1	2,942,347,082
Series 2	35,000,000

Documents incorporated by reference

Portions of the registrant’s definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of registrant’s fiscal year ended December 31, 2009, are incorporated by reference in Part III hereof.

SPRINT NEXTEL CORPORATION

See pages 19 and 20 for “Executive Officers of the Registrant.”

SPRINT NEXTEL CORPORATION

SECURITIES AND EXCHANGE COMMISSION

ANNUAL REPORT ON FORM 10-K

PART I

Item 1.	Business

OVERVIEW

Sprint Nextel Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company, with its operations primarily conducted by its subsidiaries. Our Series 1 voting common stock trades on the New York Stock Exchange (NYSE) under the symbol “S.” Sprint Nextel Corporation and its subsidiaries (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are the third largest wireless communications company in the United States based on the number of wireless subscribers, one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks and a global long distance, Tier 1 Internet backbone.

We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand which includes our retail brands consisting of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile® and Assurance WirelessSM on networks that utilize code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN), or internet protocol (IP) technologies. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. Through our partnership with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together “Clearwire”), and their development of a fourth generation (4G) network utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology, we are establishing ourselves as a leader in the deployment of next-generation wireless broadband services. We offer wireless services on a post-paid and prepaid payment basis to retail subscribers and also on a wholesale basis.

On November 9, 2009, we entered into an investment agreement with Clearwire to contribute an additional $1.176 billion increasing our ownership percentage to 56% as of December 31, 2009 and enhancing Clearwire’s ability to further its 4G network buildout. To strengthen our position in the growing prepaid market, we completed our acquisition of Virgin Mobile USA, Inc. (VMU) on November 24, 2009. In addition, on December 4, 2009, we completed the acquisition of iPCS, Inc. (iPCS). iPCS was previously a Sprint PCS affiliate that sold services under the Sprint® brand name and in Sprint-branded stores.

Our Business Segments

Our business consists of two reportable segments: Wireless and Wireline. For information regarding our segments, see “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” and also refer to note 15 of the Notes to Consolidated Financial Statements.

Wireless

We provide certain wireless services on our third generation (3G) network and our national push-to-talk network. Through our mobile virtual network operator (MVNO) relationship with Clearwire, we are also the first and only nationwide wireless carrier to offer 4G services. Sprint 4G is available in 27 markets serving more than

30 million people, and is expected to cover up to 120 million people by the end of 2010. In January 2010 we announced the Overdrive TM 3G/4G Mobile Hotspot by Sierra Wireless that allows up to five wireless fidelity (WiFi) enabled devices to enjoy the speeds of our 4G services where available. We also support the open development of applications and content on our network platforms. Our multi-functional device portfolio has been expanded to include the BlackBerry® TourTM and Blackberry® CurveTM 2, the Samsung Instinct® HD, the Touch Pro 2 from HTC, and the MiFi 2200 from Novatel® Wireless. In 2009 we also added our first AndroidTM devices—the HTC HeroTM and the Samsung MomentTM with GoogleTM and we were the first to launch the new Palm WebOS devices. We also enable a variety of third-party providers, location-based services, and consumer product providers through our open device initiative. The open device initiative incorporates selling, marketing, product development, and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including telematics, in-vehicle devices, e-readers, specialized medical devices, and other original equipment manufacturer devices.

We believe that our value-driven wireless price plans are very competitive. Our family of “Simply Everything®” post-paid price plans bundle together popular data applications with traditional mobile voice calling at attractive price points. The addition of Any Mobile, AnytimeSM to Everything Data SM plans provides subscribers unlimited mobile-to-mobile calling from the Sprint® Network to and from any wireless phone on any U.S. wireless carrier network at no additional charge. New Business Advantage SM pricing plans provide value, flexibility and simplicity to our business subscribers who can also take advantage of Any Mobile, AnytimeSM with certain plans. Our Boost Mobile® prepaid price plans include unique nationwide monthly unlimited, pay as you go, and $1 per day text and chat plan options. Our Virgin Mobile® prepaid price plans include monthly hybrid plans and voice and data per usage plans. Subscribers may use Top-Up cards – available in increments of $10, $20, $30, $50 and $90 – to add money to their accounts. Subscribers may also elect to register a credit card, debit card or PayPal account to credit their accounts automatically on a monthly basis or when their accounts reach a specified minimum amount.

Services and Products

Data & Voice Services

Wireless data communications services include mobile productivity applications, such as Internet access and messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to view live television, listen to Sirius-XM® satellite radio, download and listen to music from our Sprint Music Store, a music catalog with thousands of songs from virtually every music genre, and game play with full-color graphics and polyphonic sounds all from a wireless handset.

Wireless voice communications services include basic local and long distance wireless voice services, as well as voicemail, call waiting, three-way calling, caller identification, directory assistance, call forwarding, and speakerphone. We offer Nextel Direct Connect® push-to-talk services on our iDEN network. We also provide voice and data services to areas in numerous countries outside of the United States through roaming arrangements. We offer customized design, development, implementation and support services for wireless services provided to large companies and government agencies.

Products

Our services are provided using a wide variety of devices and personal computer wireless data cards manufactured by various suppliers for use with our voice and data services. We generally sell these devices at prices below our cost in response to competition, to attract new subscribers and as retention inducements for existing subscribers. We sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.

Wireless Network Technologies

We deliver wireless services to subscribers primarily through the ownership of our CDMA and iDEN networks or as a reseller of 4G services.

Our CDMA network, an all-digital wireless network with spectrum licenses that allow us to provide service in all 50 states, Puerto Rico and the U.S. Virgin Islands, uses a single frequency band and a digital spread-spectrum wireless technology that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. We provide nationwide service through a combination of operating our own digital network in both major and smaller U.S. metropolitan areas and rural connecting routes using CDMA technology, affiliations under commercial arrangements with third-party affiliates (PCS Affiliates) and roaming on other providers’ networks.

Our iDEN network is an all-digital packet data network based on iDEN wireless technology provided by Motorola, Inc. We are the only national wireless service provider in the United States that utilizes iDEN technology and, generally, the iDEN devices that we currently offer are not enabled to roam on wireless networks that do not utilize iDEN technology. iDEN is a proprietary technology that relies principally on our and Motorola’s efforts for further research, product development and innovation. For additional information, see Item 1A, “Risk Factors—If Motorola is unable or unwilling to provide us with equipment and devices in support of our iDEN-based services, as well as improvements, our operations will be adversely affected.”

Beginning in 2009, our subscribers in certain markets now have access to Clearwire’s 4G network through an MVNO arrangement that enables us to resell Clearwire’s 4G wireless services under the Sprint brand name. The services supported by 4G give subscribers with compatible devices high-speed access to the Internet. This relationship with Clearwire was developed through a transaction that closed on November 28, 2008, at which time we and Clearwire joined together to combine our next-generation wireless broadband businesses.

Sales, Marketing and Customer Care

We focus the marketing and sales of wireless services on targeted groups of retail subscribers: individual consumers, businesses and government subscribers.

We use a variety of sales channels to attract new subscribers of wireless services, including:

•	direct sales representatives whose efforts are focused on marketing and selling wireless services primarily to mid-sized to large businesses and government agencies;

•	retail outlets that focus on sales to the consumer market owned and operated by us, as well as third-party retailers;

•

indirect sales agents that primarily consist of local and national non-affiliated dealers and independent contractors that market and sell services to small businesses and the consumer market, and are generally paid through commissions; and

•	subscriber-convenient channels, including web sales and telesales.

We market our post-paid services under the Sprint® and Nextel® brands. We offer these services on a contract basis typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile®, Virgin Mobile® and Assurance WirelessSM brands, as a means to provide value-driven prepaid service plans to particular markets. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products using their brands.

Although we market our services using traditional print and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships, including the National Association for Stock Car Auto Racing (NASCAR®), and the National Football League (NFL®). The goal of these marketing initiatives is to increase brand awareness and sales.

Our customer management organization works to improve our customer’s experience, with the goal of retaining subscribers of our wireless services. Customer service call centers, some of which are operated by us and some of which are operated by unrelated parties subject to Sprint standards of operation, receive and respond to inquiries from subscribers. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution and calls per subscriber.

Competition

We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless and T-Mobile. Our primary competitors offer voice, high-speed data, entertainment and location-based services and push-to-talk-type features that are designed to compete with our products and services. Other competitors offer or have announced plans to introduce similar services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and video. Our prepaid services compete with a number of carriers and resellers including Metro PCS Communications, Inc., Leap Wireless International, Inc. and TracFone Wireless, which offer competitively-priced calling plans that include unlimited local calling. Additionally, AT&T, T-Mobile and Verizon also offer competitive prepaid services and wholesale service to resellers. Competition will increase to the extent that new firms enter the market if additional radio spectrum is made available for commercial wireless services. We also expect competition to increase as a result of other technologies and services that are developed and introduced in the future, including potentially those using unlicensed spectrum and long term evolution (LTE). Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer like services compete against our offerings.

Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market matures, it is becoming increasingly important to retain existing subscribers in addition to attracting new subscribers. We and our competitors continue to offer more service plans that combine voice and data offerings, plans that allow users to add additional mobile devices to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related subscribers, or combinations of these features. Consumers respond to these plans by migrating to those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering devices at prices significantly lower than their acquisition cost, and we may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the device will be offset by future service revenue. As a result, we and our competitors recognize immediate losses that will not be recovered until future periods when service is provided. Our ability to effectively compete in the wireless business is dependent upon our ability to retain existing and attract new subscribers in an increasingly competitive marketplace. See Item 1A, “Risk Factors—If we are not able attract and retain wireless subscribers, our financial performance will be impaired.”

Wireline

We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance service and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier 1 IP networks.

Services and Products

Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, asynchronous transfer mode (ATM), IP-based frame relay, managed network services, Voice over Internet Protocol (VoIP) and traditional voice services. Our IP services can also be combined with our wireless services. Such services include our Wireless Integration service which enables a wireless handset to operate as part of a subscriber’s wireline voice network and our DataLink SM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements.

We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we continue to convert our existing subscribers from ATM and frame relay to more advanced IP technologies, such as MPLS, Sprintlink® Frame Relay and Sprintlink® ATM, which allows us to provide converged services. Over time, this conversion is expected to result in decreases in revenue from frame relay and ATM service offset by increases in IP and MPLS services. We are also taking advantage of the growth in voice services provided by cable MSOs, by providing large cable MSOs with wholesale voice local and long distance services, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

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

Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers are competing in the residential and small business markets by offering bundled packages of both local and long distance services. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See Item 1A, “Risk Factors—Consolidation and competition in the wholesale market for wireline services, as well as consolidation of our roaming partners and access providers used for wireless services, could adversely affect our revenues and profitability” and “—The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contribute to increased competition.”

Legislative and Regulatory Developments

Overview

Communications services are subject to regulation at the federal level by the Federal Communications Commission (FCC) and in certain states by public utilities commissions (PUCs). The Communications Act of 1934 (Communications Act) preempts states from regulating the rates or entry of commercial mobile radio service (CMRS) providers, such as those services provided through our Wireless segment, and imposes various licensing and technical requirements implemented by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses. CMRS providers are subject to state regulation of other terms and conditions of service. Our Wireline segment also is subject to limited federal and state regulation.

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

Regulation and Wireless Operations

The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by CMRS providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act and FCC rules also require the FCC’s prior approval of the assignment or transfer of control of an FCC license, although the FCC’s rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the 800 megahertz (MHz) band, 900 MHz band, 1.9 gigahertz (GHz) personal communications services (PCS) band, and license renewals;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our CDMA and iDEN networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to customer information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest.

We hold several kinds of licenses to deploy our services: 1.9 GHz PCS licenses utilized in the CDMA network, and 800 MHz and 900 MHz licenses utilized in the iDEN network. We also hold 1.9 GHz and other FCC licenses that are not currently being utilized, but which we intend to use in the future consistent with customer demand and our obligations as a licensee.

1.9 GHz PCS License Conditions

All PCS licenses are granted for ten-year terms. For purposes of issuing PCS licenses, the FCC utilizes major trading areas (MTAs) and basic trading areas (BTAs) with several BTAs making up each MTA. Each license is subject to build-out requirements, and the FCC may revoke a license after a hearing if the build-out or other applicable requirements have not been met. We have met these requirements in all of our MTA and BTA markets.

If applicable build-out conditions are met, these licenses may be renewed for additional ten-year terms. Renewal applications are not subject to auctions. If a renewal application is challenged, the FCC grants a preference commonly referred to as a license renewal expectancy to the applicant if the applicant can demonstrate that it has provided “substantial service” during the past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The licenses for the 10 MHz of spectrum in the 1.9 GHz band that we received as part of the FCC’s Report and Order, described below, have ten-year terms and are not subject to specific build-out conditions, but are subject to renewal requirements that are similar to those for our PCS licenses.

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

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. These relocation costs are reviewed periodically based on actual costs incurred. As a result of these reviews, our letter of credit was reduced from $2.0 billion to $1.7 billion in 2009 as approved by the FCC.

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008; however, the FCC has issued a significant number of waivers to 800 MHz licensees giving them additional time to complete their band reconfigurations, which may delay access to some of our 800 MHz replacement spectrum. Based on progress to date, a significant number of additional extension requests have been filed and more are expected. Under an October 2008 FCC Order, we may be required, on March 31, 2010, to relinquish some of our 800 MHz spectrum on a region-by-region basis prior to receiving 800 MHz replacement spectrum. On January 27, 2010, we asked the FCC to waive the requirement in certain regions where most public safety agencies have not yet vacated our replacement channels. This request is pending before the FCC. The Report and Order also contained an exception with respect to markets that border Mexico and Canada. The exception with respect to markets that border Canada was clarified on May 9, 2008 when the FCC issued the Canadian border plans to include a 30-month deadline for completion.

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

911 Services

Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911 (E911) services in a two-tiered manner. Specifically, wireless carriers are required to transmit to a requesting public safety answering point (PSAP) both the 911 caller’s telephone number and (a) the location of the cell site from which the call is being made, or (b) the location of the customer’s handset using latitude and longitude, depending upon the capability of the PSAP. Implementation of E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and carrier. As a part of the FCC’s approval of the Clearwire transaction, we committed to measure the accuracy of our 911 systems at the county level with certain exceptions. We believe we will be able to comply with this accuracy standard using existing technology.

National Security

Issues involving national security and disaster recovery are likely to continue to receive attention at the FCC, state and local levels, and Congress. A major focus of the federal government is cyber security. Congress is expected to take up legislation implementing measures to increase the security and resiliency of the Nation’s digital infrastructure. We cannot predict the cost impact of such legislation. The FCC has chartered the Communications Security, Reliability and Interoperability Council consisting of communications companies, public safety agencies and non-profit consumer and community organizations to make recommendations to the FCC to ensure optimal security, reliability, and interoperability of communications systems. We are a member of the council. In addition, the FCC and the Federal Emergency Management Agency/Department of Homeland Security are likely to continue to focus on disaster preparedness and communications among first responders. We have voluntarily agreed to provide wireless emergency alerts over our CDMA network and are looking to do so over our iDEN network. Under the time line developed by the FCC, the provision of such alerts is to begin no later than April 2012.

Tower Siting

Wireless systems must comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration. FCC rules subject certain cell site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including Native Americans. The FCC adopted significant changes to its rules governing historic preservation review of projects, which makes it more difficult and expensive to deploy antenna facilities. The FCC recently has imposed a tower siting “shot clock” that would require local authorities to address tower applications within a specific timeframe. This may assist carriers in more rapid deployment of towers. Other changes to environmental protection and tower construction rules, however, are still possible. To the extent governmental agencies impose additional requirements on the tower siting process, the time and cost to construct cell towers could be negatively impacted.

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

Regulation and Wireline Operations

Competitive Local Service

The Telecommunications Act of 1996 (Telecom Act) the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers (ILECs) to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide wholesale services to cable television companies that wish to compete in the local voice telephony market.

We provide cable companies with communications and back-office services to enable the cable companies to provide competitive local and long distance telephone services primarily in a VoIP format to their end-user customers. We are now providing these services to cable companies in a number of states while working to gain regulatory approvals and obtain interconnection agreements to enter additional markets. Certain rural ILECs continue to take steps to impede our ability to provide services to the cable companies in an efficient manner. However, regulatory decisions in several states may speed our market entry in those states.

Voice over Internet Protocol

We offer a growing number of VoIP-based services to business subscribers and transport VoIP-originated traffic for various cable companies. The FCC has not yet resolved the regulatory classification of VoIP services, but continues to consider the regulatory status of various forms of VoIP. In 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed and conventional telephone numbers are not used, is an unregulated “information service,” rather than a telecommunications service, and preempted state regulation of this service. The FCC also ruled that long distance offerings in which calls begin and end on the ordinary public switched telephone network, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering the services subject to all the regulatory obligations imposed on ordinary long distance services, including payment of access charges and contributions to the universal service fund (USF). In addition, the FCC preempted states from exercising entry and related economic regulation of interconnected VoIP services that require the use of broadband connections and specialized customer premises equipment and permit users to terminate calls to and receive calls from the public switched telephone network. However, the FCC’s ruling did not address specifically whether this form of VoIP is an “information service” or a “telecommunications service,” or what regulatory obligations, such as intercarrier compensation, should apply. Nevertheless, the FCC requires interconnected VoIP providers to contribute to the federal USF, offer E911 emergency calling capabilities to their subscribers, and comply with the electronic surveillance obligations set forth in the Communications Assistance for Law Enforcement Act (CALEA). Because we provide VoIP services and transport VoIP-originated traffic, an FCC ruling on the regulatory classification of VoIP services and the applicability of specific intercarrier compensation rates is likely to affect the cost to provide these services; our pricing of these services; access to numbering resources needed to provide these services; and long-term E911, CALEA and USF obligations. Continued regulatory uncertainty over the appropriate intercarrier compensation for interconnected VoIP services has led to many disputes between carriers.

High-speed Internet Access Services

Following a June 2005 U.S. Supreme Court decision affirming the FCC’s classification of cable modem Internet access service as an “information service” and declining to impose mandatory common carrier regulation on cable providers, the FCC issued an order in September 2005 declaring that the wireline high-speed Internet access services, which are provided by ILECs, are “information services” rather than “telecommunications services.” As a result, over time ILECs have been relieved of certain obligations regarding the provision of the underlying broadband transmission services. In 2007, the FCC followed this decision with a similar deregulation of wireless high-speed Internet access services. Such deregulation should result in less regulation of some of our evolution data optimized (EV-DO) products and services.

Network Neutrality

Deregulation of broadband services has sparked a debate over “net neutrality” and “open access.” Proponents of “net neutrality” assert that operators of broadband transmission facilities should not be permitted to make distinctions among content providers for priority access to the underlying facilities and that networks should be “open” to use by any device the customer chooses to bring to the network. While we have deployed open wireless operating platforms on our devices, such as the Android platform created in conjunction with

Google and the Open Handset Alliance, an open access or net neutrality mandate that is not narrowly crafted could adversely affect the operation of our broadband networks by constraining our ability to control the network and protect our users from harm caused by other users and devices. The FCC has a pending proceeding to consider whether all high-speed Internet access services, including wireless services, should be subject to such “net neutrality” obligations. The imposition of any such obligations could result in significant costs to us.

International Regulation

The wireline services we provide outside the United States are subject to the regulatory jurisdiction of foreign governments and international bodies. In general, this regulation requires that we obtain licenses for the provision of wireline services and comply with certain government requirements.

Other Regulations

Truth in Billing and Consumer Protection

The FCC’s Truth in Billing rules generally require both wireline and wireless telecommunications carriers, such as us, to provide full and fair disclosure of all charges on their bills, including brief, clear, and non-misleading plain language descriptions of the services provided. In response to a petition from the National Association of State Utility Consumer Advocates, the FCC found that state regulation of CMRS rates, including line items on consumer bills, is preempted by federal statute. This decision was overturned by the 11th Circuit Court of Appeals and the Supreme Court denied further appeal. As a consequence, states may attempt to impose various regulations on the billing practices of wireless carriers. In addition, the FCC has opened a new proceeding to address issues of consumer protection, including the use of early termination fees, and appropriate state and federal roles. If this proceeding or individual state proceedings create changes in the Truth in Billing rules, our billing and customer service costs could increase.

Access Charge Reform

ILECs and competitive local exchange carriers (CLECs) impose access charges for the origination and termination of long distance calls upon wireless and long distance carriers, including our Wireless and Wireline segments. Also, interconnected local carriers, including our Wireless segment, pay to each other reciprocal compensation fees for terminating interconnected local calls. In addition, ILECs and CLECs impose special access charges for their provision of dedicated facilities to other carriers, including both our Wireless and Wireline segments. These fees and charges are a significant cost for our Wireless and Wireline segments. There are ongoing proceedings at the FCC related to access charges and special access rates, which could impact our costs for these services and the FCC has released recently a further Public Notice addressing special access charges. We cannot predict when these proceedings will be completed.

Several ILECs have sought and received forbearance from FCC regulation of certain enterprise broadband services. Specifically, the FCC granted forbearance to AT&T, ACS Anchorage, CenturyLink (formerly Embarq), Frontier and Citizens from price regulation of their non-time division multiplexing (TDM) based high-capacity special access services. Furthermore, in 2007, the U.S. Court of Appeals for the District of Columbia found that Verizon was “deemed granted” forbearance from the same rules when the FCC deadlocked on its similar forbearance petition, and that the “deemed grant” was unreviewable by the Court. Our request for en banc review was denied. The appeal of the FCC’s rulings with respect to AT&T, Citizens, Frontier and CenturyLink was denied. These deregulatory actions by the FCC could enable the ILECs to raise their special access prices.

The FCC currently is considering measures to address “traffic pumping” by local exchange carriers (LECs) predominantly in rural exchanges, that have very high access charges. Under traffic pumping arrangements, the LECs partner with other entities to offer “free” or almost free services (such as conference calling and chat lines) to end users; these services (and payments to the LECs’ partners) are financed through the assessment of high access charges on the end user’s long distance or wireless carrier. Because of the peculiarities of the FCC’s access rate rules for small rural carriers, these LECs are allowed to base their rates on low historic demand levels rather than the vastly higher “pumped” demand levels, which enables the LEC to earn windfall profits. The FCC is considering the legality of traffic pumping arrangements as well as rule changes to ensure that rates charged by LECs experiencing substantial increases in demand volumes are just and reasonable. As a major wireless and wireline carrier, we have been assessed millions of dollars in access charges for “pumped” traffic. Adoption by the FCC of measures to limit the windfall profits associated with traffic pumping would have a direct beneficial impact on us. Recent positive decisions against several LECs and their traffic pumping partners in U.S. district courts and before the Iowa Utilities Board and the FCC may result in some decrease in this activity.

Universal Service Reform

Communications carriers contribute to and receive support from various universal service funds established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. The USF is funded from assessments on communications providers, including our Wireless and Wireline segments, based on FCC-prescribed contribution factors applicable to our interstate and international end-user revenues from telecommunications services and interconnected VoIP services. Similarly, many states have established their own universal service funds to which we contribute. The FCC is considering changing the interstate revenue-based assessment with an assessment based on telephone numbers or connections to the public network, which could impact the amount of our assessments, but it is not clear that the FCC is prepared to take action in the near future. As permitted, we assess subscribers for these USF charges.

The FCC also is considering changing the way it distributes federal USF support to competitive carriers like us. Currently, we receive support in 25 jurisdictions as an Eligible Telecommunications Carrier (ETC). In 2008, the FCC capped the total amount of high cost USF support competitive carriers could receive and has continued to impose conditions on parties seeking merger or acquisition approval to reduce their USF receipts. As part of the Clearwire transaction, we agreed to reduce our USF receipts to zero in five equal steps over a four year-period. The annual amount we currently receive from USF is immaterial. In addition, various state commissions have imposed or are considering new billing, Lifeline service and network deployment requirements which add significantly to the cost and burden of providing service as an ETC. A loss of our ETC designation in a given state, whether voluntary or mandatory, would require us to forego our USF support in that state.

Electronic Surveillance Obligations

The CALEA requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we are in compliance with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and records concerning those communications. We are a defendant in four purported class action lawsuits that allege that we participated in a program of intelligence gathering activities for the federal government following the terrorist attacks of September 11, 2001 that violated federal and state law. Relief sought in these cases includes injunctive relief, statutory and punitive damages, and attorneys’ fees. We believe these suits have no merit, and they were dismissed by the district court. The plaintiffs’ appeal to the US Court of Appeals for the Ninth Circuit is pending. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information.

Privacy-Related Regulations

We comply with FCC customer proprietary network information (CPNI) rules, which require carriers to comply with a range of marketing and safeguard obligations. These obligations focus on carriers’ access, use, storage and disclosure of CPNI. In 2007, the FCC adopted a new CPNI Order that imposed additional CPNI obligations on carriers. The new CPNI rules took effect in December 2007. We are utilizing a variety of compliance vehicles, such as technical and systematic solutions and updated policies and procedures, to conform our operations to the new CPNI obligations. The technical and systematic solutions offer significant data security benefits, but they also require significant development and testing. We petitioned the FCC for a limited waiver of some new CPNI rules so that we could complete development, testing and deployment of our CPNI compliance solutions. No opposition comments were filed in response to our petition. We also continue to monitor our CPNI compliance program and make enhancements and improvements when necessary.

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

We have identified seven former manufactured gas plant sites in Nebraska, not currently owned or operated by us, that may have been owned or operated by entities acquired by Centel Corporation, formerly a subsidiary of ours and now a subsidiary of CenturyLink. We and CenturyLink have agreed to share the environmental liabilities arising from these former manufactured gas plant sites. Three of the sites are part of ongoing settlement negotiations and administrative consent orders with the Environmental Protection Agency (EPA). Two of the sites have had initial site assessments conducted by the Nebraska Department of Environmental Quality (NDEQ) but no regulatory actions have followed. The two remaining sites have had no regulatory action by the EPA or the NDEQ. Centel has entered into agreements with other potentially responsible parties to share costs in connection with five of the seven sites. We are working to assess the scope and nature of this responsibility, which is not expected to be material.

Patents, Trademarks and Licenses

We own numerous patents, patent applications, service marks, trademarks and other intellectual property in the United States and other countries, including “Sprint®,” “Nextel®,” “Direct Connect®,” and “Boost Mobile®.” Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others, like “Virgin Mobile®.” In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to the business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms generally ranging from one to 19 years.

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

Employee Relations

As of December 31, 2009, we employed approximately 40,000 personnel.

We announced cost reduction programs in January and November 2009 designed to further align our cost structure with the reduced revenues expected from fewer subscribers. Approximately 1,200 positions from the 2009 reductions will not be completed until 2010, and as such, are still included in the ending employee count above.

Access to Public Filings and Board Committee Charters

Important information is routinely posted on our website at www.sprint.com. Information contained on the website is not part of this annual report. Public access is provided to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the

Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: http://investors.sprint.com. These documents are available as soon as reasonably practicable after filing with the SEC and may also be found at the SEC’s website at www.sec.gov.

Public access is provided to our Code of Ethics, entitled the Sprint Nextel Code of Conduct, our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Compensation Committee, the Executive Committee, the Finance Committee, and the Nominating and Corporate Governance Committee. The Code of Conduct, corporate governance guidelines and committee charters may be accessed free of charge on our website at the following address: www.sprint.com/governance. Copies of any of these documents can be obtained free of charge by writing to: Sprint Nextel Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B424, Overland Park, Kansas 66251 or by email at shareholder.relations@sprint.com. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, a notice of such action will be posted on our website at the following address: www.sprint.com/governance. Only the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.

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

We are in the business of selling communications services to subscribers, and our economic success is based on our ability to attract new subscribers and retain current subscribers. If we are unable to find enough people willing to subscribe for or purchase our wireless communications services, or unwilling to continue to purchase our services, at the prices at which we are willing to sell them, our financial performance will be impaired, and we could fail to meet our financial obligations, which could result in several outcomes, including controlling investments by third parties, takeover bids, liquidation of assets or insolvency. Since January 1, 2009, we have experienced a 1.0 million decrease in our total retail subscriber base, including approximately 3.5 million post-paid subscribers, while our two largest competitors increased their subscribers. In addition, over the past year, we have experienced an average post-paid churn rate of 2.15%, while our two largest competitors had churn rates that were substantially lower.

Our ability to compete successfully for new subscribers and to retain our existing subscribers and reduce our rate of churn depends on:

•

our successful execution of marketing and sales strategies, including the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and our credit and collection policies;

•	actual or perceived quality and coverage of our network;

•	public perception about our brands;

•	our ability to anticipate and develop new or enhanced products and services that are attractive to existing or potential subscribers;

•

our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors; and

•	our ability to enter into arrangements with MVNOs and alternative resellers;

Our recent efforts to attract new post-paid subscribers and reduce churn have not been as successful as those of our competitors. Our post-paid subscriber losses and high rate of churn have impaired our ability to maintain the level of revenues generated in prior periods and caused deterioration in the operating margins of our wireless operations and our operations as a whole, the effects of which will continue if we do not attract new subscribers and reduce our rate of churn. Our ability to retain subscribers may also be negatively affected by industry trends related to subscriber contracts. For example, we and our competitors no longer require subscribers to renew their contracts when making changes to their pricing plans. These types of changes could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product and service mix.

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

We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers of wireless services. Recently, we have not been able to attract post-paid subscribers at the same rate as our competitors and have had a net loss of post-paid subscribers during each of the last three fiscal years ending December 31, 2009. In addition, the higher market penetration also means that subscribers purchasing wireless services for the first time, on average, have a lower credit score than existing wireless users, and the number of these subscribers we are willing to accept is dependent on our credit policies. To the extent we cannot compete effectively for new subscribers, our revenues and results of operations will be adversely affected.

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

Mergers or other business combinations involving our competitors and new entrants, including new wholesale relationships, beginning to offer wireless services may also continue to increase competition. These wireless operators may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by either of our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per subscriber, subscriber churn, ability to attract new subscribers, and operating costs. For example, AT&T, Verizon and T-Mobile now offer competitive wireless services packaged with local and long distance voice and high-speed Internet services, and flat rate voice and data plans. Our prepaid services compete with several regional carriers, including Metro PCS and Leap Wireless, which offer competitively-priced prepaid calling plans that include unlimited local calling. In addition, we may lose subscribers of our higher priced plans to our prepaid offerings.

One of the primary differentiating features of our iDEN network is the two-way walkie-talkie service. Several wireless equipment vendors, including Motorola, which supplies equipment for our Nextel-branded service, have begun to offer wireless equipment that is capable of providing walkie-talkie services that are designed to compete with our walkie-talkie services. Several of our competitors have introduced devices that are capable of providing walkie-talkie services. If these competitors’ services are perceived to be or become comparable, or if any services introduced in the future are comparable to our Nextel-branded walkie-talkie services, a key competitive advantage of our Nextel service would be reduced, which in turn could adversely affect our business.

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

Although we must continually make investments and incur costs in order to improve our wireless subscriber service and remain competitive, due to, among other things, the current economic conditions, we are carefully targeting how and where we spend our capital on network and service enhancements. Over the past few years, we worked to enhance the quality of our wireless networks and related services by:

•	maintaining and expanding the capacity and coverage of our networks;

•	securing sufficient transmitter and receiver sites and obtaining zoning and construction approvals or permits at appropriate locations;

•	obtaining adequate quantities of system infrastructure equipment and devices, and related accessories to meet subscriber demand; and

•	obtaining additional spectrum in some or all of our markets, if and when necessary.

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

Although we do not believe we will require additional capital to make the capital and operating expenditures necessary to implement our business plans or to satisfy our debt service requirements for the next few years, we may need to incur additional debt in the future for a variety of reasons, including future acquisitions. Our ability to arrange additional financing will depend on, among other factors, our financial performance, debt ratings, general economic conditions and prevailing market conditions. Some of these factors are beyond our control, and we may not be able to arrange additional financing on terms acceptable to us, or at all, including at the expiration of our current credit facility, which expires in December 2010. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges. Our debt ratings could be downgraded if we incur significant additional indebtedness, or if we do not generate sufficient cash from our operations, which would likely increase our future borrowing costs and could affect our ability to access capital.

Our credit facility, which expires in December 2010, requires that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-cash gains or losses, such as goodwill impairment charges, of no more than 4.25 to 1.0, which as of December 31, 2009, was 3.5 to 1.0. If we do not continue to satisfy this ratio, we will be in default under our credit facility, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. The indentures governing our notes limit, among other things, our ability to incur additional debt, create liens and sell, transfer, lease or dispose of assets.

The trading price of our common stock has been and may continue to be volatile and may not reflect our actual operations and performance.

The stock market, in general, and the market for communications and technology companies in particular, have experienced price and volume fluctuations over the past year. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our shareholders to losses and us to takeover bids or lead to action by the NYSE. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

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

•	disruption to our operations or those of other companies critical to our network operations;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced products and services on a timely basis;

•	recommendations by securities analysts or changes in estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales, hedging and other derivative transactions of our common stock;

•	any major change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.

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

We provide wholesale services under long term contracts to cable television operators which enable these operators to provide consumer and business digital telephone services. These contracts may not be renewed as they expire, generally in the time period between 2011 and 2013.

Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. AT&T and Verizon continue to be our two largest competitors in the domestic long distance communications market. We and other long distance carriers depend heavily on local access facilities obtained from ILECs to serve our long distance subscribers, and payments to ILECs for these facilities are a significant cost of service for our Wireline segment. The long distance operations of AT&T and Verizon have cost and operational advantages with respect to these access facilities because those carriers serve significant geographic areas, including many large urban areas, as the incumbent local carrier.

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

Our wireless networks provide services utilizing CDMA and iDEN technologies. Wireless subscribers served by these two technologies represent a smaller portion of global wireless subscribers than the subscribers served by wireless networks that utilize Global System for Mobile Communications (GSM) technology. As a result, our costs with respect to both CDMA and iDEN network equipment and devices may continue to be higher than the comparable costs incurred by our competitors who use GSM technology, which places us at a competitive disadvantage.

We entered into agreements in 2008 with Clearwire to integrate our former 4G wireless broadband business with theirs. See “Risks Related to our Investment in Clearwire” below for risks related to our investment in Clearwire and the deployment of 4G.

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

If we are unable to improve our results of operations, we face the possibility of additional charges for impairments of long-lived or indefinite-lived assets. In addition, if the fair market value of our investment in Clearwire based on quoted prices continues to trade below its book value, it could result in an impairment charge. Also, our future operating results will be impacted by our share of Clearwire’s net loss or net income, which during this period of their network build-out will likely negatively affect our results of operations.

We review our wireless and wireline long-lived assets for impairment when changes in circumstances indicate that the book amount may not be recoverable. If we are unable to improve our results of operations and cash flows, a review could lead to a material impairment charge in our consolidated financial statements. In addition, if we continue to have challenges retaining subscribers and as we continue to assess the impact of rebanding the iDEN network, management may conclude in future periods that certain CDMA and iDEN assets will never be either deployed or redeployed, in which case cash and non-cash charges that could be material to our consolidated financial statements would be recognized.

We account for our investment in Clearwire using the equity method of accounting and, as a result, we record our share of Clearwire’s net income or net loss, which could adversely affect our consolidated results of operations. In addition, the trading price of Clearwire’s Class A common stock has been and may continue to be volatile, and the estimated fair market value of our investment may continue to be below the book value of the investment, which could result in a material impairment in our consolidated financial statements.

If Motorola is unable or unwilling to provide us with equipment and devices in support of our iDEN-based services, as well as improvements, our operations will be adversely affected.

Motorola is our sole source for most of the equipment that supports the iDEN network and for all of the devices we offer under the Nextel brand except for BlackBerry devices. Although our handset supply agreement with Motorola is structured to provide competitively-priced devices, the cost of iDEN devices is generally higher than devices that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer devices at prices that are attractive to potential subscribers. In addition, the higher cost of iDEN devices requires us to absorb a larger part of the cost of offering devices to new and existing subscribers, which may reduce our growth and profitability. Also, we must rely on Motorola to develop devices and equipment capable of supporting the features and services we offer to subscribers of services on our iDEN network, including the dual-mode devices. A decision by Motorola to discontinue, or the inability of Motorola to continue, manufacturing, supporting or enhancing our iDEN-based infrastructure and devices would have a material adverse effect on us. In addition, because iDEN technology is not as widely adopted and has fewer subscribers than other wireless technologies, it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and devices, which would impose material costs on us including, among other things, migrating subscribers off the iDEN network. Further, our ability to complete the spectrum reconfiguration plan in connection with the FCC’s Report and Order is dependent, in part, on Motorola.

We have entered into agreements with unrelated parties for certain business operations. Any difficulties experienced in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.

We have entered into agreements with unrelated parties for the day-to-day execution of services, provisioning and maintenance for our CDMA, iDEN and wireline networks, and for the development and maintenance of certain software systems necessary for the operation of our business. We also have agreements with third parties to provide customer service and related support to our wireless subscribers and outsourced aspects of our wireline network and back office functions to third parties. In addition, we have sublease agreements with third parties for space on communications towers. As a result, we must rely on third parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. If these third parties are unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers.

The products and services utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.

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

The FCC and other federal, state and local, as well as international, governmental authorities have jurisdiction over our business and could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.

The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands.

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

The current economic environment has made it difficult for businesses and consumers to obtain credit, which could cause our suppliers, distributors and subscribers to have problems meeting their contractual obligations with us. If our suppliers are unable to fulfill our orders or meet their contractual obligations with us, we may not have the services or devices available to meet the needs of our current and future subscribers, which could cause us to lose current and potential subscribers to other carriers. In addition, if our distributors are unable to stay in business, we could lose distribution points, which could negatively affect our business and results of operations. Finally, if our subscribers are unable to pay their bills or potential subscribers feel they are unable to take on additional financial obligations, they may be forced to forgo our services, which could negatively affect our results of operations.

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

Portable communications devices have been alleged to pose health risks, including cancer, due to radio frequency emissions from these devices. Purported class actions and other lawsuits have been filed against numerous wireless carriers, including us, seeking not only damages but also remedies that could increase our cost of doing business. We cannot be sure of the outcome of those cases or that our business and financial condition will not be adversely affected by litigation of this nature or public perception about health risks. The actual or perceived risk of mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Further research and studies are ongoing, and we cannot guarantee that additional studies will not demonstrate a link between radio frequency emissions and health concerns.

Risks Related to our Investment in Clearwire

We are a majority shareholder of Clearwire, a term we use to refer to the consolidated entity of Clearwire Corporation and its subsidiary Clearwire Communications LLC. Under this section, we have included certain important risk factors with respect to our investment in Clearwire. For more discussion of Clearwire and the risks affecting Clearwire, you should refer to Clearwire’s annual report on Form 10-K for the year ended December 31, 2009.

Our investment in Clearwire exposes us to risks because we do not control the board, determine the strategies, manage operations or control management, including decisions relating to the build-out and operation of a national 4G network, and the value of our investment in Clearwire or our financial performance may be adversely affected by decisions made by Clearwire or other large investors in Clearwire that are adverse to our interests.

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

Moreover, we are dependent on Clearwire to quickly build, launch and operate a viable, national 4G network. Our intention is to integrate these 4G services with our products and services in a manner that preserves our time to market advantage. Clearwire’s success could be affected by, among other things, its ability to get additional financing in the amounts and at terms that enable it to continue to build a national 4G network in a timely manner. Should Clearwire be unable to obtain appropriate financing, it may be unable to build and operate a viable 4G network in a manner that sustains its time to market advantage, or at all. If Clearwire is delayed or unsuccessful in the development or operation of a 4G network, our future revenues, cash flows, growth and overall profitability could be negatively affected.

We may be unable to sell some or all of our investment in Clearwire quickly or at all.

Clearwire has a limited trading history for its publicly traded Class A common stock. In addition, the daily trading volume of Clearwire’s Class A common stock is lower than the number of shares of Class A common stock we would hold if we exchanged all of our Clearwire Class B common stock and interests. If we should decide to sell some or all of our equity securities of Clearwire, there may not be purchasers available for any or all of our stock, or we may be forced to sell at a price that is below the then current trading price or over a significant period of time. We are also subject to certain restrictions with respect to the sale of our equity securities of Clearwire.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters is located in Overland Park, Kansas and consists of about 3,853,000 square feet.

Our gross property, plant and equipment at December 31, 2009 totaled $46.2 billion, as follows:

2009
(in billions)
Wireless	$39.3
Wireline	4.5
Corporate and other	2.4

Total	$46.2

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

As of December 31, 2009, about $1.4 billion of outstanding debt, comprised of certain secured notes, financing and capital lease obligations and mortgages, is secured by $1.2 billion of gross property, plant and equipment, and other assets.

Item 3.	Legal Proceedings

On October 18, 2009, we entered into a merger agreement with iPCS pursuant to which Sprint agreed to acquire iPCS. In connection with the merger agreement, Sprint and iPCS sought an immediate stay of litigation and the Circuit Court of Cook County, Illinois, Chancery Division and the Illinois Appellate Court entered the stay on all litigation, including iPCS’s request for an injunction to block the merger of Sprint and Virgin Mobile USA, Inc., and, upon the closing of the acquisition, all litigation between iPCS and Sprint was dismissed. Subsequent to the announcement of our merger agreement, two lawsuits were filed in Cook County, Illinois state court on behalf of iPCS shareholders against iPCS, the members of the iPCS Board of Directors as individual defendants, Sprint Nextel and Ireland Acquisition Corp. seeking to enjoin Sprint Nextel’s proposed acquisition of iPCS’ common stock. The complaints assert breach of fiduciary duties by the individual defendant iPCS directors and aiding and abetting the breach of fiduciary duties by Sprint Nextel. We are engaged in settlement negotiations and expect to resolve the complaints for an amount not material to Sprint.

We are involved in certain other legal proceedings that are described in Note 12 of Notes to the Consolidated Financial Statements included in this report. During the quarter ended December 31, 2009, there were no material developments in the status of these legal proceedings.

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

No matter was submitted to a vote of security holders during the fourth quarter 2009.

Executive Officers of the Registrant

The following people are serving as our executive officers as of February 26, 2010. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Business Experience	Current Position Held Since	Age
Daniel R. Hesse	Chief Executive Officer and President. He was appointed Chief Executive Officer, President and a member of the Board of Directors on December 17, 2007. He served as Chairman, President and Chief Executive Officer of Embarq Corporation from May 2006 to December 2007. He served as President of our local telecommunications business from June 2005 to May 2006. He served as Chairman, President and Chief Executive Officer of Terabeam Corporation, a Seattle-based communications company, from March 2000 to June 2004. He served as President and Chief Executive Officer of AT&T Wireless Services, a division of AT&T, from 1997 to 2000.	2007	56

Robert H. Brust	Chief Financial Officer. He was appointed Chief Financial Officer in May 2008. He served as Executive Vice President and Chief Financial Officer of Eastman Kodak Company from 2000 to 2007. He also served two years as Senior Vice President and Chief Financial Officer of Unisys Corporation. Earlier in his career, he held a series of operations and finance leadership positions at General Electric, concluding his service there as Vice President, Finance for G.E. Plastics.	2008	66

Keith O. Cowan	President – Strategic Planning and Corporate Initiatives. He was appointed President – Strategic Planning and Corporate Initiatives in July 2007. He also served as Acting President – CDMA from November 2008 to May 2009. He served as Executive Vice President of Genuine Parts Company from January 2007 to July 2007. He held several key positions with BellSouth Corporation from 1996 to January 2007, including Chief Planning and Development Officer, Chief Field Operations Officer, President – Marketing and Product Management and President – Interconnection Services. He was previously an associate and partner at the law firm of Alston & Bird LLC.	2007	53

Robert L. Johnson	Chief Service Officer. He was appointed Chief Service Officer in October 2007. He served as President – Northeast Region from September 2006 to October 2007. He served as Senior Vice President – Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President – National Field Operations of Nextel from February 2002 to July 2005.	2007	51

Name	Business Experience	Current Position Held Since	Age
Robert H. Johnson	President – Consumer. He was appointed President – Consumer in May 2009. He co-founded and served as Chief Operating Officer of Sotto Wireless Inc. from February 2006 to January 2009. Prior to joining Sotto Wireless, he served in various executive positions at AT&T Wireless Services, Inc. since 1988, most recently as Executive Vice President, National Operations.	2009	55

Charles R. Wunsch	General Counsel and Corporate Secretary. He was appointed General Counsel and Corporate Secretary in October 2008. He served as our Vice President for corporate transactions and business law and has served in various legal positions at the company since 1990. He was previously an associate and partner at the law firm Watson, Ess, Marshall, and Enggas.	2008	54

Paget L. Alves	President – Business Markets. He was appointed President – Business Markets in February 2009. He served as President – Sales and Distribution from March 2008 until February 2009, and as Regional President from September 2006 through March 2008. He served as Senior Vice President, Enterprise Markets from January 2006 through September 2006. He served as our President, Strategic Segment from November 2003 through January 2006.	2009	55

Steven L. Elfman	President – Network Operations and Wholesale. He was appointed President – Network Operations and Wholesale in May 2008. He served as President and Chief Operating Officer of Motricity, a mobile data technology company, from January 2008 to May 2008 and as Executive Vice President of Infospace Mobile (currently Motricity) from July 2003 to December 2007. He was an independent consultant working with Accenture Ltd., a consulting company, from May 2003 to July 2003. He served as Executive Vice President of Operations of Terabeam Corporation, a Seattle-based communications company, from May 2000 to May 2003, and he served as Chief Information Officer of AT&T Wireless from June 1997 to May 2000.	2008	54

Daniel H. Schulman	President – Prepaid. He was appointed President – Prepaid in November 2009. He served as Chief Executive Officer and a director of Virgin Mobile USA, Inc., a wireless communications company, from September 2001 until we acquired Virgin Mobile USA, Inc. in November 2009. He served as the Chief Executive Officer of Priceline.com, an online travel company, from May 2000 to May 2001, and as President and Chief Operating Officer of Priceline from June 1999 to May 2000. Prior to joining Priceline, Mr. Schulman served in various executive positions at AT&T since 1991, most recently as President of AT&T’s consumer long distance business.	2009	52

Name	Business Experience	Current Position Held Since	Age
Danny L. Bowman	President – Integrated Solutions Group. He was appointed President – Integrated Solutions Group in September 2009. He served as President – iDEN from June 2008 to August 2009. He served in various executive positions including Product Development and Management, Sales, Marketing and General Management since 1997.	2009	44

Matthew Carter	President – 4G. He was appointed President – 4G in January 2010. He served as Senior Vice President, Boost Mobile from April 2008 until January 2010 and as Senior Vice President, Base Management from December 2006 until April 2008. Prior to joining Sprint, he served as Senior Vice President of Marketing at PNC Financial Services.	2010	49

Ryan H. Siurek	Vice President – Controller. He was appointed Vice President, Controller in November 2009. He served as Vice President and Assistant Controller from January 2009 to November 2009. Prior to joining Sprint, he worked for LyondellBasell Industries, a chemical manufacturing company, from January 2004 through January 2009, where he held various executive level finance and accounting positions, including Controller – European Operations.	2009	38

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Share Data

The principal trading market for our Series 1 common stock is the NYSE. Our Series 2 common stock is not publicly traded. The high and low Sprint Series 1 common stock prices, as reported on the NYSE composite are as follows:

	2009 Market Price			2008 Market Price
	High	Low	End of Period	High	Low	End of Period
Series 1 common stock
First quarter	$4.20	$1.83	$3.57	$13.16	$5.48	$6.69
Second quarter	5.94	3.49	4.81	9.94	6.27	9.50
Third quarter	4.91	3.47	3.95	9.75	5.75	6.10
Fourth quarter	4.41	2.78	3.66	6.72	1.35	1.83

Number of Shareholders of Record

As of February 19, 2010, we had about 41,000 Series 1 common stock record holders, 4 Series 2 common stock record holders, and no non-voting common stock record holders.

Dividends

We did not declare any dividends on our common shares in 2008 or 2009. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Liquidity.”

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the yearly change in the cumulative total shareholder return for our Series 1 common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five-year period from December 31, 2004 to December 31, 2009. The graph assumes an initial investment of $100 on December 31, 2004 and reinvestment of all dividends.

5-Year Total Return

Value of $100 Invested on December 31, 2004

	2004	2005	2006	2007	2008	2009
Sprint Nextel	$100.00	$95.07	$84.10	$58.72	$8.18	$16.37
S&P 500	$100.00	$104.91	$121.48	$128.16	$80.74	$102.11
Dow Jones U.S. Telecom Index	$100.00	$102.04	$139.62	$153.64	$103.04	$113.20

Item 6.	Selected Financial Data

The 2009, 2008, 2007 and 2006 data presented below is not comparable to that of the prior periods primarily as a result of the August 2005 Sprint-Nextel merger and the subsequent Nextel Partners, Inc., Virgin Mobile USA, Inc. and PCS Affiliate acquisitions, as well as our November 2008 contribution of our next generation wireless network to Clearwire. The acquired companies’ results of operations subsequent to their acquisition dates are included in our consolidated financial statements. Embarq Corporation, our former local segment, which was spun-off in 2006, is shown as discontinued operations for all periods prior to the spin-off. We lost approximately 1.0 million retail wireless subscribers in 2009, 5.1 million in 2008 and 658,000 in 2007, which caused the majority of the reduction in net operating revenues in those periods.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$32,260	$35,635	$40,146	$41,003	$28,771
Goodwill impairment	—	963	29,649	—	—
Depreciation and amortization	7,416	8,407	8,933	9,592	5,200
Operating (loss) income(1)	(1,398)	(2,642)	(28,740)	2,484	2,141
(Loss) income from continuing operations(1)	(2,436)	(2,796)	(29,444)	995	821
Discontinued operations, net	—	—	—	334	980
Cumulative effect of change in accounting principle, net	—	—	—	—	(16)

(Loss) Earnings per Share and Dividends
Basic and diluted (loss) earnings per common share Continuing operations(1)	$(0.84)	$(0.98)	$(10.24)	$0.34	$0.40
Discontinued operations	—	—	—	0.11	0.48
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)
Dividends per common share(2)	—	—	0.10	0.10	0.30

Financial Position
Total assets	$55,424	$58,550	$64,295	$97,161	$102,760
Property, plant and equipment, net	18,280	22,373	26,636	25,868	23,329
Intangible assets, net	23,462	22,886	28,139	60,057	49,307
Total debt, capital lease and financing obligations (including equity unit notes)	21,061	21,610	22,130	22,154	25,014
Seventh series redeemable preferred shares	—	—	—	—	247
Shareholders’ equity(3)	18,095	19,915	22,445	53,441	52,226

Cash Flow Data
Net cash provided by operating activities	$4,891	$6,179	$9,245	$10,055	$8,655
Capital expenditures	1,603	3,882	6,322	7,556	5,057

(1)	In 2009, we recognized net charges of $389 million ($248 million after tax) primarily related to severance exit costs and asset impairments other than goodwill. In 2008, we recorded net charges of $936 million ($586 million after tax) primarily related to asset impairments other than goodwill, severance and exit costs, and merger and integration costs. In 2007, we recognized net charges of $956 million ($590 million after tax) primarily related to merger and integration costs, asset impairments other than goodwill, and severance and exit costs. In 2006, we recognized net charges of $620 million ($381 million after tax) primarily related to merger and integration costs, asset impairments, and severance and exit costs. In 2005, we recorded net charges of $723 million ($445 million after tax) primarily related to merger and integration costs, asset impairments, and severance and hurricane-related costs.
(2)	We did not declare any dividends on our common shares in 2009 and 2008. In the first and second quarter 2005, a dividend of $0.125 per share was paid. In the third and fourth quarter 2005 and for each quarter of 2006 and 2007, the dividend was $0.025 per share.
(3)	In completing a detailed reconciliation of net deferred tax liabilities in 2009, it was determined that net deferred tax liabilities were overstated in prior periods. Previously reported shareholders’ equity has been increased by $310 million as of December 31, 2008, 2007, and 2006 and increased by $289 million as of December 31, 2005 related to a reduction in deferred tax liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Business Strategies and Key Priorities

Sprint is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below in “Effects on our Wireless Business of Post-paid Subscriber Losses,” the Company has experienced significant losses of subscribers in the critical post-paid wireless market and is currently focused on specific steps to reduce such losses.

Our business strategy is to be responsive to changing consumer mobility demands by being innovative and differentiated in the marketplace. Significant steps in positioning ourselves for 2010 include our fourth quarter 2009 investment agreement with Clearwire to contribute an additional $1.176 billion increasing our ownership percentage to 56% as of December 31, 2009 and enhancing Clearwire’s ability to further its 4G network buildout; and the fourth quarter 2009 acquisitions of Virgin Mobile USA, Inc. (VMU) allowing us to broaden our product offerings in the prepaid wireless market and iPCS, Inc. (iPCS) to expand our direct subscriber base, grow our direct coverage area and simplify our business operations. Our future growth plans and strategy revolve around the following key priorities:

•	Improve the customer experience;

•	Strengthen the Sprint brand; and

•	Generate operating cash flow.

Our Sprint brand stands for Simplicity, Productivity and Value by making it affordable to do more than just talk. We have reduced confusion over pricing plans and complex bills with our Simply Everything and Everything Data plans and our Any Mobile AnytimeSM feature that offer savings compared to our competition. In addition to savings offered to consumers, new Business Advantage pricing plans are available to our business subscribers who can also take advantage of Any Mobile, AnytimeSM with certain plans. To simplify and improve the customer experience, we have introduced tools such as Sprint® One Click that allows subscribers to access various software applications through a single click on their mobile devices and Ready Now which trains our subscribers before they leave the store on how to use their mobile devices. For our business subscribers, we aim to increase their productivity by helping them upgrade from older, less flexible network technologies to IP and by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to acquire and retain both wireline-only and combined wireline-wireless subscribers on our networks.

Consistent with the changing economic environment, our prepaid plans, primarily through the National Boost Monthly Unlimited, Virgin Mobile and Assurance Wireless offerings, are experiencing strong demand as our simple, no long-term contract solutions provide good service and value. We plan to continue to grow our position in the prepaid market by tailoring our products and services to target markets while leveraging our Boost Mobile, Virgin Mobile and Assurance Wireless brands through new and existing distribution channels.

Sprint has refocused its wholesale business as a reseller of new converged services that leverage the Sprint network but are sold under the customer’s brand. We have adopted new pricing models, made it easier for our customers to acquire access and resell our services by bundling wireless and wireline services and focused our attention to partners with existing distribution channels. In addition, we have strengthened our sales efforts and expanded to new markets in the rapidly growing machine to machine space.

In addition to our customer-oriented goals, we have also taken steps to generate operating cash flow and reduce our cost structure to align with the reduced revenues from fewer post-paid subscribers. Our actions include workforce reductions in 2009, which are expected to reduce labor and other costs by approximately $1.5 billion annually. We believe these actions, as well as our continued efforts to reduce other operating expenses and non-essential capital spending, will allow us to maintain a strong cash position, although we do not expect that these measures will fully offset the decline in cash provided by operating activities expected because of our lower number of post-paid subscribers as discussed below in “Effects on our Wireless Business of Post-paid Subscriber Losses.”

Effects on our Wireless Business of Post-paid Subscriber Losses

The following table shows annual net additions (losses) of post-paid subscribers for the past five years, excluding subscribers obtained through business combinations.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	( in thousands)
Total net additions (losses) of post-paid subscribers	(3,546)	(4,073)	(1,224)	279	2,194

As shown by the table below under “Results of Operations,” Wireless segment earnings represent more than 80% of Sprint’s total consolidated segment earnings. Within the Wireless segment, post-paid wireless voice and data services represent the most significant contributors to earnings and are driven by the number of post-paid subscribers to our services, as well as the average revenue per subscriber or user (ARPU).

Beginning in mid-2006, Sprint began to experience net losses of post-paid subscribers on the iDEN wireless network, which we acquired in 2005 in the Sprint-Nextel merger. Such net losses for the year ended December 31, 2007 exceeded the net additions of post-paid subscribers on our CDMA wireless network. Beginning in 2008 and continuing through 2009, we have been experiencing net losses of post-paid subscribers on each of the iDEN and CDMA wireless networks, excluding migration of subscribers between networks.

We believe that these significant net post-paid subscriber losses resulted from a number of historical factors, in addition to the competitive nature of the industry, including: 1) uncertainty in the marketplace as to our commitment to the iDEN network; 2) a high level of involuntary churn during 2007 and early 2008 due to a relatively high mix of sub-prime credit subscribers; 3) adverse perceptions among some of our subscribers about our customer care services; 4) adverse perceptions among some of our subscribers about the quality of and our commitment to development of our networks; 5) successful competitor devices; 6) perception in the marketplace that the portfolio of Sprint device offerings was not as desirable as those of some competitors; 7) uncertainty about the financial strength and future reliability of Sprint; and 8) perceptions in the marketplace, in part as a result of the subscriber losses themselves, as well as the other factors above, that reduced the Sprint brand’s effectiveness in attracting and retaining subscribers.

Beginning in 2008, in conjunction with changes in senior management, Sprint undertook steps to address each of these factors. Before directly addressing brand perception, steps were taken to improve the quality of Sprint’s customer care services and the Sprint networks, as confirmed by recent independent comparisons with competitors. Steps were also taken to improve the credit quality mix of our subscriber base and to improve our financial stability, including vigorous cost control actions, which have resulted in our continuing strong cash flow from operations. We also improved financial flexibility through renegotiation in 2008 of our revolving bank credit facility. In addition, beginning in 2008 and continuing in 2009, we have undertaken increased marketing initiatives, to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our network. We have also introduced new devices improving our overall lineup and providing a competitive mix for customer selection, as well as competitive new rate plans providing simplicity and value.

We expect these actions will have a favorable impact on net subscriber losses. Net post-paid subscriber losses had not improved sustainably through the first quarter of 2009, in part due to circumstances in the general economy, including higher deactivations of business customer accounts as companies reduced wireless service lines resulting from their own workforce reductions. However, during 2009, the Company began to see improvement in our net loss of post-paid subscribers. Net post-paid subscriber losses decreased by approximately 20% sequentially for each of the quarters ended June 30, 2009 and September 30, 2009 and by approximately 35% sequentially for the quarter ended December 31, 2009. Net post-paid subscriber losses during the six-months ended December 31, 2009 decreased by more than 40% compared to the same period in the prior year.

As discussed below under “Wireless Business—Service Revenue,” the net loss of post-paid subscribers in 2009 can be expected to cause wireless service revenue in 2010 to be approximately $2.1 billion lower. If we continue to experience similar losses of post-paid subscribers in 2010, it would have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2010 and beyond.

During 2009, wireless industry trends have included a significant industry-wide shift for new accounts from post-paid wireless accounts to prepaid accounts. Sprint’s successful prepaid wireless offerings, as well as the cost controls that have been implemented, will partially offset the effects of net post-paid subscriber losses, but are unlikely to be sufficient to sustain the Company’s level of profitability and cash flows unless we are successful in further reducing the decline in post-paid subscribers. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should reduce the number of net post-paid and total subscriber losses for 2010 as compared to 2009.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2009	2008(1)	2007
	(in millions)
Wireless segment earnings	$5,198	$6,776	$9,914
Wireline segment earnings	1,221	1,175	1,074
Corporate, other and eliminations	(12)	(287)	(188)

Consolidated segment earnings	6,407	7,664	10,800
Depreciation and amortization	(7,416)	(8,407)	(8,933)
Goodwill impairment	—	(963)	(29,649)
Merger and integration expenses	—	(130)	(516)
Other, net	(389)	(806)	(442)

Operating loss	(1,398)	(2,642)	(28,740)
Interest expense	(1,450)	(1,362)	(1,433)
Equity in losses of unconsolidated investments, net	(803)	(145)	(3)
Other income, net	157	89	401
Income tax benefit	1,058	1,264	331

Net loss	$(2,436)	$(2,796)	$(29,444)

(1)	Consolidated results of operations include the results of our next-generation wireless broadband network, which was contributed to Clearwire in a transaction that closed on November 28, 2008.

Consolidated segment earnings decreased $1.26 billion, or 16%, in 2009 compared to 2008 and $3.14 billion, or 29%, in 2008 compared to 2007. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations. Corporate, other and eliminations improved $275 million for 2009 compared to 2008 and declined $99 million for 2008 compared to 2007 primarily as a result of costs incurred related to the build-up of WiMAX from 2007 to 2008 that are no longer being incurred in 2009 due to the close of the transaction with Clearwire in late 2008.

Depreciation and Amortization Expense

Depreciation expense decreased $137 million, or 2%, in 2009 compared to 2008 primarily due to reduced capital expenditures in 2009 as compared to 2008 and increased $343 million, or 6%, in 2008 compared to 2007 primarily due to increases of in-service network assets. Amortization expense declined $854 million, or 35%, in 2009 compared to 2008 and $869 million, or 26%, in 2008 as compared to 2007, primarily due to the amortization of the customer relationships acquired as part of the Sprint-Nextel merger, which are amortized using the sum of the years’ digits method, resulting in higher amortization rates in early periods that decline over time.

Goodwill Impairment

The Company recognized non-cash goodwill impairments of $963 million and $29.649 billion during 2008 and 2007, respectively. The impaired goodwill was primarily attributable to the Company’s acquisition of Nextel in 2005 and reflects the reduction in estimated fair value of Sprint’s wireless reporting unit subsequent to the acquisition resulting from, among other factors, net losses of post-paid subscribers.

Merger and Integration Expenses

Merger and integration expenses related to business combinations prior to 2008 were generally classified as selling, general and administrative and cost of products as appropriate on the consolidated statement of operations. Those not solely and directly attributable to the Wireless segment were included in Corporate, other and eliminations and were classified as selling, general and administrative expenses. Merger and integration expenses decreased $130 million, or 100%, in 2009 compared to 2008 and $386 million, or 75%, in 2008 as compared to 2007 as we did not incur these costs in the second half of 2008.

Other, net

The following table provides additional information of items included in “Other, net” for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Severance and exit costs	$(400)	$(355)	$(277)
Asset impairments	(47)	(480)	(163)
Gains from asset dispositions and exchanges	68	29	—
Other	(10)	—	(2)

Total	$(389)	$(806)	$(442)

Other, net expenses decreased $417 million, or 52%, in 2009 compared to 2008 and increased $364 million, or 82%, in 2008 compared to 2007. Severance and exit costs increased by $45 million, or 13%, in 2009 compared to 2008 and $78 million, or 28%, in 2008 compared to 2007 due to separation of employees and continued organizational realignment initiatives aimed at reducing our cost structure to align with reduced revenues from net subscriber losses. Asset impairments decreased by $433 million, or 90%, in 2009 compared to 2008 and increased $317 million, or 194%, in 2008 compared to 2007. Asset impairments in 2009 primarily related to network asset equipment no longer necessary for management’s strategic plans and, in addition, in 2008 also related to cell site development costs no longer necessary for management’s strategic plans. During 2007, asset impairments related to the write-off of network assets, including site development costs, the loss on the sale of Velocita Wireless, and the closing of retail stores due to integration activities. Gains from asset dispositions and exchanges increased by $39 million, or 134%, in 2009 compared to 2008, primarily due to spectrum exchange transactions.

Interest Expense

Interest expense increased $88 million, or 7%, in 2009 as compared to 2008, as fewer capital projects led to a decrease of $111 million of capitalized interest partially offset by a decrease of $56 million related to a $1.5 billion decline in the weighted average long-term debt balance between the comparative periods. In addition, we had $35 million of interest credits in 2008 related to the reversal of accrued interest due to the completion of income tax audits. Interest expense decreased $71 million in 2008 as compared to 2007, due to the reduction in our average effective interest rates, partially offset by an increase in the weighted average long-term debt balance. The effective interest rate on the weighted average long-term debt balance of $21.4 billion, $22.9 billion and $21.8 billion was 6.8%, 6.6% and 6.9% for 2009, 2008 and 2007, respectively. See “Liquidity and Capital Resources” for more information on the Company’s financing activities.

Equity in Losses of Unconsolidated Investments, net

This item consists mainly of our proportionate share of earnings or losses from our equity method investments. Equity losses of $649 million associated with the investment in Clearwire represent the Company’s proportionate share of Clearwire’s net loss for 2009, plus a pre-tax loss of $154 million ($96 million after tax) related to the dilution of our investment in Clearwire from 53% to 51% during the first quarter 2009. During the fourth quarter 2009, we invested approximately $1.1 billion in Clearwire which increased our economic ownership to 56%. Prospectively, from the date of this subsequent investment, our equity income (loss) from Clearwire will represent our proportionate share of Clearwire’s results of operations based on our increased economic interest. We expect Clearwire to continue to generate a net loss as it continues build out of its 4G network.

Other income, net

The following table provides additional information of items included in “Other income, net” for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Interest income	$34	$97	$151
Realized gain (loss) from investments	(29)	(24)	253
Gain from non-controlling interest in VMU	151	—	—
Other	1	16	(3)

Total	$157	$89	$401

Interest income decreased $63 million, or 65%, in 2009 as compared to 2008, primarily due to lower interest rates. Interest income decreased $54 million, or 36%, in 2008 as compared to 2007, primarily due to lower interest rates and the recognition of interest income on income tax settlements of $31 million in 2007. A realized gain of $253 million was recognized in 2007, primarily related to the sale of a portion of our equity interest in VMU and a dilution of our ownership percentage to 14.1% in conjunction with their initial public offering of stock. As a result of the fourth quarter 2009 acquisition of VMU, a non-cash gain of $151 million ($92 million after tax) was recognized related to the estimated fair value over net carrying value of our previously held non-controlling interest in VMU.

Income Tax Benefit

As a result of our pre-tax losses, the consolidated effective tax rate was a benefit of approximately 30%, 31% and 1% in 2009, 2008 and 2007, respectively. The 2009 effective tax rate was reduced by a $281 million net increase to the valuation allowance for federal and state deferred tax assets related to net operating and capital loss carryforwards. The 2008 and 2007 effective tax rates were reduced by $794 million of the $963 million non-cash goodwill impairment in 2008 and $29.3 billion of the $29.6 billion non-cash goodwill impairment in 2007 as substantially all of the charges are not separately deductible for tax purposes. Additional information related to items impacting the effective tax rates can be found in note 11 of Notes to the Consolidated Financial Statements.

Segment Earnings – Wireless Business

Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include our equipment cost in excess of the price at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our subscriber usage. The following table provides an overview of the results of operations of our Wireless segment for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
Wireless Earnings	2009	2008	2007
	(in millions)
Post-paid	$23,205	$25,994	$29,454
Prepaid	2,081	1,498	1,590

Retail service revenue	25,286	27,492	31,044
Wholesale, affiliate and other revenue	546	943	1,061

Total service revenue	25,832	28,435	32,105
Cost of services (exclusive of depreciation and amortization)	(8,384)	(8,745)	(8,612)

Service gross margin	17,448	19,690	23,493

Service gross margin percentage	68%	69%	73%
Equipment revenue	1,954	1,992	2,595
Cost of products	(5,545)	(4,859)	(5,023)

Equipment net subsidy	(3,591)	(2,867)	(2,428)

Equipment net subsidy percentage	(184)%	(144)%	(94)%
Selling, general and administrative expense	(8,659)	(10,047)	(11,151)

Wireless segment earnings	$5,198	$6,776	$9,914

Service Revenue

Our Wireless segment generates revenues from the sale of wireless services, the sale of wireless devices and accessories and the sale of wholesale and other services. Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, equipment protection, late payment and early termination charges and certain regulatory related fees, net of service credits. The ability of our Wireless segment to generate service revenues is primarily a function of:

•	revenue generated from each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates charged for those services; and

•	the number of subscribers that we serve, which in turn is a function of our ability to acquire new and retain existing subscribers.

The table below summarizes average number of retail subscribers and average revenue per subscriber for the years ended December 31, 2009, 2008 and 2007. Retail comprises those subscribers to whom Sprint directly provides wireless services on our networks, whether those services are provided on a prepaid or a post-paid basis. Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships, and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to their subscribers. More information about the number of subscribers, net additions to subscribers, and average rates of monthly post-paid and prepaid customer churn for each quarter since the first quarter 2007 may be found in the table on page 37.

	Year Ended December 31,
	2009	2008	2007
	(subscribers in thousands)
Average post-paid subscribers(1)	34,640	38,752	41,454
Average prepaid subscribers(1)	5,313	4,135	4,391
Average monthly service revenue per subscriber:
Post-paid	$56	$56	$59
Prepaid	33	30	30
Average retail	53	53	56

(1)	Average subscribers include subscribers acquired through business combinations prospectively from the date of acquisition. Average subscribers for the year ended December 31, 2009 are inclusive of 4,539,000 prepaid subscribers and 835,000 post-paid subscribers acquired through our 2009 business combinations which were previously included with wholesale and affiliate subscribers. Average subscribers for the year ended December 31, 2007 are inclusive of 170,000 subscribers acquired through our 2007 business combination.

Retail service revenue decreased $2.2 billion, or 8%, in 2009 as compared to 2008 and $3.6 billion, or 11% in 2008 as compared to 2007. The majority of the decline is due to a $2.8 billion and $3.5 billion decrease in post-paid service revenue driven by a reduction in the Company’s average number of post-paid subscribers of approximately 4.1 million and 2.7 million for the years ended December 31, 2009 and 2008, respectively. The decline in post-paid service revenue was partially offset by an increase of $583 million in prepaid revenue for 2009 as compared to 2008, primarily driven by attracting subscribers to the Company’s National Boost Monthly Unlimited plan, which launched in the first quarter of 2009. Prepaid revenue for 2008 decreased $92 million as compared to 2007, primarily driven by a reduction of 256,000 in the average number of retail prepaid subscribers, primarily on the iDEN network.

Wholesale, affiliate and other revenues, in total, decreased $397 million, or 42%, for 2009 as compared to 2008, and $118 million, or 11%, for 2008 as compared to 2007. The decrease in 2009 was primarily due to a decrease in the number of subscribers with two of our large MVNO operators. Wholesale revenues include a growing number of devices under our open-device initiative, including machine-to-machine services through devices that utilize our network. Average revenue per subscriber for our open-device machine-to-machine services is significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue. The decrease in 2008 was primarily due to a decline in average monthly service revenue per wholesale subscriber.

Average Monthly Service Revenue per Subscriber

Below is a table showing average revenue per retail post-paid and prepaid subscriber for the past twelve quarters.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Average monthly service revenue per subscriber(1)
Post-paid	$59	$60	$59	$58	$56	$56	$56	$56	$56	$56	$56	$55
Prepaid	$32	$31	$30	$28	$29	$30	$31	$30	$31	$34	$35	$31

(1)	Average monthly service revenue per subscriber for the quarter is calculated by dividing quarterly service revenue by the sum of the average number of subscribers for each month in the quarter. Changes in average monthly service revenue reflect subscribers who change rate plans, the level of voice and data usage during a quarter, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Average monthly post-paid service revenue per subscriber was stable throughout 2008 and most of 2009 as a result of improved retention of higher revenue subscribers on bundled rate plans offset by lower overage and roaming revenues. During the fourth quarter 2009, the Company experienced a decline in average monthly post-paid service revenue per subscriber due to declines in overage revenues resulting from the increased popularity of fixed-rate bundled plans including the Any Mobile Anytime feature. The decline in average monthly retail post-paid service revenue per subscriber in 2007 was due to the loss of iDEN subscribers with higher priced service plans and the migration of iDEN subscribers to lower priced plans. Our average monthly service revenue per subscriber in 2007 also declined due to other reasons, the most significant of which is the number of service credits accepted by our subscribers on both networks, which increased due to our retention efforts. Average monthly prepaid service revenue per subscriber increased during 2009 as compared to 2008 due to higher revenue from our National Boost Monthly Unlimited users combined with more stable average revenue per subscriber from our traditional prepaid users. During the fourth quarter 2009, average monthly prepaid service revenue per subscriber was reduced by the addition of Virgin Mobile subscribers which carry a lower average revenue per subscriber compared to Sprint’s other prepaid subscribers.

Net Additions to (Losses of) Subscribers

The wireless industry is subject to intense competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. As a result, wireless carriers have focused on retaining valued subscribers through various means including considerable efforts in customer care. Our retention efforts have been focused on improving the customer experience, including, but not limited to, our Simply Everything bundled plans that provide unlimited voice, data, text and Nextel Direct Connect® services; improved service levels from our customer care centers; and our Ready Now program.

As discussed above in “Overview,” we have endeavored to retain and attract subscribers by taking actions to improve our customer care, sales and distribution functions, and brand awareness. In addition, we have taken other actions in an effort to improve our subscribers’ experience including improving our network performance by adding capacity to our networks, broadening our device portfolio, and providing subscribers an excellent value proposition with our Simply Everything® pricing plans and our Everything Data plans which include our new Any Mobile, AnytimeSM feature. While certain indicators suggest that we are making progress with respect to these actions, we have continued to lose valuable post-paid wireless subscribers.

The following table shows (a) net additions (losses) of wireless subscribers for the past twelve quarters, excluding subscribers obtained through business combinations, existing subscribers who have migrated between networks (b) our total subscribers as of the end of each quarterly period, and (c) our average rates of monthly post-paid and prepaid customer churn for the past twelve quarters.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net additions (losses) (in thousands)
Post-paid:
iDEN	(744)	(662)	(700)	(686)	(684)	(527)	(589)	(639)	(625)	(529)	(466)	(414)
CDMA(1)	524	678	363	3	(386)	(249)	(533)	(466)	(625)	(462)	(335)	(90)

Total retail post-paid	(220)	16	(337)	(683)	(1,070)	(776)	(1,122)	(1,105)	(1,250)	(991)	(801)	(504)

Prepaid:
iDEN	272	70	(57)	(202)	(543)	(250)	(305)	(264)	764	938	801	483
CDMA	3	99	124	257	343	112	(24)	(50)	(90)	(161)	(135)	(48)

Total retail prepaid	275	169	67	55	(200)	(138)	(329)	(314)	674	777	666	435

Wholesale and affiliates	513	188	210	520	183	13	130	146	394	(43)	(410)	(79)

End of period subscribers (in thousands)
Post-paid:
iDEN	16,535	15,472	14,355	13,246	12,179	11,330	10,466	9,609	8,890	8,292	7,762	7,255
CDMA(1)	25,050	26,129	27,079	27,505	27,502	27,575	27,317	27,069	26,538	26,145	25,874	26,712

Total retail post-paid(3)	41,585	41,601	41,434	40,751	39,681	38,905	37,783	36,678	35,428	34,437	33,636	33,967

Prepaid:
iDEN	4,284	4,354	4,297	4,095	3,552	3,302	2,997	2,733	3,497	4,435	5,236	5,719
CDMA	3	102	226	483	826	938	914	864	774	613	478	4,969

Total retail prepaid(3)	4,287	4,456	4,523	4,578	4,378	4,240	3,911	3,597	4,271	5,048	5,714	10,688

Wholesale and affiliates(3)	6,825	6,980	7,175	7,676	7,841	7,831	7,939	8,063	9,384	9,341	8,931	3,478

Monthly customer churn rate(2)
Retail post-paid	2.30%	2.03%	2.30%	2.29%	2.45%	1.98%	2.15%	2.16%	2.25%	2.05%	2.17%	2.11%
Retail prepaid	6.97%	6.76%	6.15%	7.47%	9.93%	7.36%	8.16%	8.20%	6.86%	6.38%	6.65%	5.56%

(1)	Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.
(2)	Churn is calculated by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For post-paid accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Post-paid and Prepaid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where the customer’s service is terminated due to a lack of payment or other reasons.
(3)	Reflects the transfer of 170,000 subscribers from Wholesale and affiliates to Post-paid due to a business combination in the quarter ended September 30, 2007 as well as the transfer of 4,539,000 Prepaid and 835,000 Post-paid subscribers from Wholesale and affiliates as a result of the business combinations completed in the fourth quarter 2009.

Retail Post-Paid Subscribers—We lost 3.5 million net post-paid subscribers during 2009 as compared to losing 4.1 million and 1.2 million net post-paid subscribers during 2008 and 2007, respectively. The following table provides a reconciliation of reported net additions (losses) of retail post-paid subscribers and transfers of subscribers between network technologies during the years ended December 31, 2009, 2008 and 2007.

CDMA	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Reported net additions (losses)	(1,512)	(1,634)	1,568
Net transfers from iDEN	321	1,199	1,563

Additions (losses) after transfers from iDEN	(1,191)	(435)	3,131

iDEN	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Reported net losses	(2,034)	(2,439)	(2,792)
Net transfers to CDMA	(321)	(1,199)	(1,563)

Losses after transfers to CDMA	(2,355)	(3,638)	(4,355)

The Company expects that both post-paid and total subscriber full-year net losses should improve for the year 2010 as compared to 2009. However, our actual loss of post-paid subscribers in 2009 can be expected to cause wireless service revenue in 2010 to be approximately $2.1 billion lower than it would have been had those subscribers not been lost. If we continue to experience significant loss of post-paid subscribers in 2010, it would have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2010 and beyond.

Prepaid Subscribers—We added approximately 2.6 million net prepaid subscribers during 2009 as compared to losing 981,000 and adding 566,000 net prepaid subscribers in 2008 and 2007, respectively. Our net prepaid subscriber additions in 2009 were principally driven by the Company’s National Boost Monthly Unlimited offering on the iDEN network which was launched in the first quarter 2009. The success achieved by the National Boost Monthly Unlimited offering has driven a significant prepaid market share gain. In conjunction with the changing economic environment, the Company’s National Boost Monthly Unlimited offering continues to experience strong demand as prepaid decisions are becoming a larger portion of overall decisions in the marketplace. Net prepaid subscriber losses in 2008 as compared to net additions in 2007 were principally caused by our attracting fewer new subscribers on the iDEN network and total deactivations increasing year over year. End of period prepaid subscribers include subscribers engaged in certain retention programs that target qualifying subscribers to maintain ongoing service while providing additional time to make a replenishment prior to account deactivation. Subscribers targeted through retention programs are not included in the calculation of churn until their offer expires without a replenishment to their account.

Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in PCS Affiliate territories and a growing portion of subscribers from our open-device initiative primarily representing machine-to-machine devices that utilize our network. During 2009, wholesale and affiliate subscriber losses were 138,000, compared to net subscriber additions of 472,000 and 1.4 million for 2008 and 2007, respectively. Subscriber losses in 2009 were primarily due to a decrease in the number of subscribers with two of our large MVNO operators.

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

Cost of services decreased $361 million, or 4%, in 2009 compared to 2008, primarily reflecting a decline in labor, outside services and maintenance costs consistent with the Company’s cost cutting efforts, as well as a decline in network costs associated with fewer subscribers. Cost of services increased $133 million, or 2%, in 2008 as compared to 2007 primarily reflecting increased costs relating to data and voice roaming outside of our networks and increased service and repair costs related to devices with increased functionality. In addition, backhaul costs, including usage of our wireline network, have increased primarily due to increased data usage by our subscribers and the expansion of EV-DO Rev. A in our network. These costs have been slightly offset by lower employee related and outside services costs.

Equipment Net Subsidy

We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user customer. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of devices and accessories also includes order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment costs in excess of the revenues generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue decreased $38 million, or 2%, in 2009 compared to 2008 primarily due to declining average sales prices for those devices as a result of competitive and economic pressures, partially offset by an increase in the number of devices sold in 2009 as compared to 2008. Equipment revenue decreased $603 million, or 23%, in 2008 compared to 2007 primarily due to a decrease in the number of devices sold in 2008 as compared to 2007, partially offset by an increase in the average sales prices for those devices as customers began to purchase more smartphones. Cost of devices increased $699 million, or 15%, in 2009 compared to 2008, primarily due to our mix of devices sold reflecting a greater mix of post-paid devices sold with a higher functionality and an increase in the number of devices sold. Cost of devices decreased $165 million, or 3%, in 2008 compared to 2007, primarily due to a decrease in the number of devices sold partially offset by an increase in the average cost per device as our mix of devices sold consisted of a higher percentage of smartphones and higher-end devices.

Selling, General and Administrative Expense

Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our retail sales force and stores and marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, strategic planning and technology and product development.

Sales and marketing expense decreased $273 million, or 6%, in 2009 from 2008 as compared to $722 million, or 13%, in 2008 from 2007. The decline in sales and marketing expenses for the year ended December 31, 2009 and 2008 is primarily due to the decline in gross subscriber additions and a decline in labor related costs due to our workforce and cost reduction activities.

General and administrative costs decreased $1.1 billion, or 22%, in 2009 from 2008 and $382 million, or 7%, in 2008 from 2007. The decline in general and administrative costs for the year ended December 31, 2009 is primarily due to the decrease in employee related costs as part of our cost cutting initiatives, reduction in customer care costs, and lower bad debt expense. Employee related costs decreased approximately $536 million in 2009 as compared to 2008, due to workforce reductions announced in January and November 2009. Customer care costs decreased $363 million in 2009 as compared to 2008. Bad debt expense was $392 million for the year ended December 31, 2009 representing a $240 million decline, as compared to bad debt expense of $632 million in 2008. The improvement in bad debt expense resulted from lower rates of uncollectibility during the period, as well as lower estimated uncollectible accounts in outstanding accounts receivable. Our improvement in customer care expense is largely attributable to customer care quality initiatives that were launched in 2008. These initiatives resulted in fewer calls per subscriber into customer care which was reduced by 39% from 2007 peak levels. The reduction in calls per subscriber allowed for a reduction of 19 call centers in 2009 and 11 call centers in 2008. We also have several customer care and collection activities designed to proactively contact subscribers to ensure they are on appropriate service plans based on their usage and to negotiate payment arrangements designed to help customers through difficult financial times. As a result, we have experienced a decrease in involuntary churn, as well as a decrease in the number of accounts and average balances written off in 2009 compared to 2008. The decline in general and administrative costs for the year ended December 31, 2008 was principally due to the decrease in bad debt expense and lower employee related costs, offset by an increase in customer care related costs. Bad debt expense was $632 million for the year ended December 31, 2008 as compared to $896 million for 2007 representing a $264 million decline. The improvement in bad debt expense was largely attributable to credit policies for new customers and the customer care quality initiatives launched in 2008. Specifically, the ratio of subscribers with a prime credit score to those with a subprime credit score improved in 2008 as compared to 2007.

Segment Earnings - Wireline

Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue, and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our Wireline segment provides services to our Wireless segment which are generally accounted for based on market rates which we believe approximate fair value. The following table provides an overview of the results of operations of our Wireline segment for the years ended December 31, 2009, 2008 and 2007.

	Year Ended December 31,
Wireline Earnings	2009	2008	2007
	(in millions)
Voice	$2,563	$3,079	$3,509
Data	662	959	1,210
Internet	2,293	2,148	1,575
Other	111	146	169

Total net service revenue	5,629	6,332	6,463
Cost of services and products	(3,663)	(4,192)	(4,446)

Service gross margin	1,966	2,140	2,017

Service gross margin percentage	35%	34%	31%
Selling, general and administrative expense	(745)	(965)	(943)

Wireline segment earnings	$1,221	$1,175	$1,074

Wireline Revenue

Voice Revenues

Voice revenues decreased $516 million, or 17%, in 2009 as compared to 2008 and decreased $430 million, or 12%, in 2008 as compared to 2007. The 2009 and 2008 decreases were primarily driven by volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 31% of total voice revenues in 2009 as compared to 26% in 2008 and 23% in 2007.

Data Revenues

Data revenues reflect sales of data services, including ATM, frame relay and managed network services. Data revenues decreased $297 million, or 31%, in 2009 as compared to 2008 and decreased $251 million, or 21%, in 2008 as compared to 2007 due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. These declines were partially offset by growth in IP revenues. Data revenues generated from the provision of services to the Wireless segment represented 19% of total data revenue in 2009 as compared to 13% in 2008 and 8% in 2007.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues increased $145 million, or 7%, in 2009 as compared to 2008 and increased $573 million, or 36%, in 2008 as compared to 2007. The increases were due to higher IP revenues as business subscribers are increasing requirements to support wireless customer’s data traffic, as well as revenue growth in our cable VoIP, which experienced a 15% increase in subscribers in 2009 as compared to 2008 and a 32% increase in 2008 as compared to 2007. Internet revenues generated from the provision of services to the Wireless segment represented 11% of total Internet revenues in 2009 as compared to 9% in 2008 and 5% in 2007.

Other Revenues

Other revenues, which primarily consist of sales of customer premises equipment, decreased $35 million, or 24%, in 2009 as compared to 2008 and decreased $23 million, or 14%, in 2008 as compared to 2007 as a result of fewer projects in 2009 and 2008.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $529 million, or 13%, in 2009 from 2008 and decreased $254 million, or 6%, in 2008 from 2007. The decrease in 2009 is primarily due to declining voice volumes and a shift in mix to lower cost products as a result of the migration from data to IP-based technologies. The decrease in 2008 is mainly due to improved access cost rates and declining volumes. Service gross margin percentage increased from 31% in 2007 to 34% in 2008 and to 35% in 2009, primarily as a result of revenue growth in our cable VoIP business and a decrease in costs of services offset by a decrease in voice revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $220 million, or 23%, as compared to 2008 and increased $22 million, or 2% in 2008 as compared 2007. The 2009 decrease was primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. The 2008 increase was primarily driven by the absence of a favorable settlement with Vonage recognized in 2007 related to the use of certain patents within our patent portfolio. Total selling, general and administrative expense as a percentage of net services revenue was 13% in 2009 and 15% in both 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Net cash provided by operating activities	$4,891	$6,179	$9,245
Net cash used in investing activities	(3,844)	(4,250)	(6,377)
Net cash used in financing activities	(919)	(484)	(2,668)

Operating Activities

Net cash provided by operating activities of $4.9 billion in 2009 decreased by $1.3 billion from 2008, primarily due to a $3.6 billion decrease in cash received from our subscribers as a result of declining service revenues from our loss of post-paid subscribers and a $200 million contribution to the Company pension plan during 2009. These declines were offset by a decrease of $2.1 billion in cash paid to our suppliers and employees primarily due to reductions in variable cost of services and products and selling, general and administrative expenses due to the various cost cutting initiatives implemented over the past year.

Net cash provided by operating activities of $6.2 billion in 2008 decreased $3.1 billion from 2007, primarily due to a $3.8 billion decrease in cash received from our subscribers as a result of declining service revenues from our loss of post-paid subscribers. This was offset by a decrease of $1.2 billion in cash paid to our suppliers and employees.

Net cash provided by operating activities for both 2008 and 2007 is net of cash used for operating activities of approximately $300 million that related to our operations that were contributed to Clearwire in November 2008.

Investing Activities

Net cash used in investing activities for 2009 decreased by $406 million from 2008, primarily due to an increase of $369 million in proceeds from short-term investments and a decrease in capital expenditures of $2.3 billion in 2009 as compared to 2008 mainly due to fewer cell sites built in 2009, fewer IT and network development projects and costs incurred related to the build-up of WiMAX in 2008 that are no longer being incurred in 2009 due to the close of the transaction with Clearwire in November 2008. The decreases were offset by increased purchases of $599 million in short-term investments, a $1.1 billion increase of Sprint’s investment in Clearwire and $560 million used to acquire VMU and iPCS in the fourth quarter 2009.

Net cash used in investing activities for 2008 decreased by $2.1 billion from 2007, primarily due to the decrease in capital expenditures of $2.4 billion in 2008 as compared to 2007 mainly due to lower number of cell sites built in 2008, reduced capacity needs, fewer IT projects as well as substantial completion in 2007 of various initiatives that were undertaken in our Wireless business, an increase in the proceeds from sales and maturities of short-term investments of $189 million and a decrease in the purchase of short-term investments of $143 million in 2008 compared to 2007. In addition, we used $287 million in 2007 to acquire Northern PCS, a PCS Affiliate. These decreases were partially offset by the $866 million in cash collateral received from our securities loan agreements initiated in 2007.

Net cash used in investing activities for 2008 and 2007 include expenditures of approximately $600 million and $700 million, respectively, related to capital assets and FCC licenses that were contributed to Clearwire in November 2008.

Financing Activities

Net cash used in financing activities was $919 million during 2009 as compared to net cash used in financing activities of $484 million in 2008. Activities in 2009 include debt repayments of $600 million of senior notes in May 2009, the early redemption of $607 million of our convertible senior notes in September 2009, and a $1 billion payment on our revolving bank credit facility in November 2009 offset by the issuance of $1.3 billion of senior notes in August 2009.

Net cash used in financing activities was $484 million during 2008 as compared to net cash used in financing activities of $2.7 billion in 2007. Activities in 2008 include the draw-down of $2.5 billion under our revolving bank credit facility in February 2008, the net proceeds from the financing obligation with TowerCo Acquisition LLC related to a sale and subsequent leaseback of multiple tower locations in September 2008 of $645 million, and proceeds from the issuance of commercial paper of $681 million, offset by the early redemption of $1.25 billion of our senior notes in June 2008, the extinguishment in September 2008 of $235 million of US Unwired Inc.’s 10% Second Priority Senior Secured Notes due 2012, the extinguishment in September 2008 of $250 million of Alamosa (Delaware), Inc.’s 8.5% Senior Notes due 2012, the repayment of $1.5 billion of our revolving bank credit facility in the third and fourth quarters of 2008 and maturities of commercial paper of $1.1 billion.

We repurchased about 87 million of our common shares for $1.8 billion in 2007 pursuant to our share repurchase program. We did not repurchase any shares under this program during 2008, which was the year the program expired. We received $4 million, $57 million and $344 million in 2009, 2008 and 2007, respectively in proceeds from common share issuances, primarily resulting from exercises of employee options. We did not pay any cash dividends in 2009 or 2008 and paid cash dividends of $286 million in 2007.

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

Liquidity

As of December 31, 2009, our cash and cash equivalents and short-term investments totaled $3.9 billion. In addition, we have $2.7 billion available under our existing revolving bank credit facility, which expires in December 2010.

The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.25 to 1.0. As of December 31, 2009, the ratio was 3.5 to 1.0 as compared to 3.0 to 1.0 as of December 31, 2008 resulting from our decline in adjusted EBITDA. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to LIBOR, plus a margin of between 2.50% and 3.00%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. As of December 31, 2009, we had $1.8 billion in letters of credit outstanding, including a $1.7 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, and no outstanding balance under our $4.5 billion revolving bank credit facility. As a result of the outstanding letters of credit, which directly impacts the availability of the revolving bank credit facility, we had $2.7 billion of borrowing capacity available under our revolving bank credit facility as of December 31, 2009.

A default under our credit facilities could trigger defaults under our other debt obligations, including our senior notes, which in turn could result in the maturities of certain debt obligations being accelerated. The indentures that govern our outstanding senior notes also require that we comply with various covenants, including limitations on the incurrence of indebtedness and liens by us and our subsidiaries. We expect to remain in compliance with these covenants through at least the end of 2011, although there can be no assurance that we will do so. Although we expect to improve our post-paid subscriber results, if we do not meet our plan, depending on the severity of the actual subscriber results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.

Sprint’s current liquidity position makes it likely that we will be able to meet our debt service requirements and other funding needs at least through 2011. Specifically, we expect to be able to meet our currently identified funding needs through at least the end of 2011 by using our anticipated cash flows from operating activities as well as our cash, cash equivalents and short-term investments on hand. In addition, we also have available the remaining borrowing capacity under our revolving bank credit facility of $2.7 billion through December 19, 2010. Nevertheless, if we are unable to reduce the rate of losses of post-paid subscribers in 2010, it would have a significant negative impact on cash provided by operating activities and our liquidity in future years.

In determining that we expect to meet our funding needs through at least 2011, we have considered:

•	anticipated levels of capital expenditures and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any contributions we may make to our pension plan, which has been negatively impacted by the high degree of volatility in the global financial markets;

•	scheduled debt service requirements;

•	any additional investment we may choose to make in Clearwire; and

•	other future contractual obligations.

Our assessment above does not take into account, among other things:

•	any significant additional acquisition transactions or the pursuit of any significant new business opportunities or spectrum acquisition strategies; and

•	any material increases in the cost of compliance with regulatory mandates.

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

As of December 31, 2009, Moody’s Investor Service, Standard & Poor’s Ratings Services (S&P), and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Senior Unsecured Bank Credit Facility	Senior Unsecured Debt	Outlook
Moody’s	Baa2	Ba3	Negative
Standard and Poor’s	Not Rated	BB	Watch Negative
Fitch	BB	BB	Negative

Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the public capital markets.

As of December 31, 2009, we had working capital of $1.8 billion compared to $2.4 billion as of December 31, 2008.

CURRENT BUSINESS OUTLOOK

We endeavor to both add new and retain our existing wireless subscribers in order to reverse the net loss in post-paid wireless subscribers that we have been experiencing. We expect to improve our subscriber trends by continuing to improve the customer experience and through offers which provide value, simplicity and productivity.

Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to say with assurance the amount of net retail post-paid subscriber losses we will experience during 2010 or thereafter. However, the Company expects that both post-paid and total subscriber losses will improve in 2010 as compared to 2009.

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

FUTURE CONTRACTUAL OBLIGATIONS

The following table sets forth our best estimates as to the amounts and timing of contractual payments as of December 31, 2009. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “—Forward-Looking Statements.”

Future Contractual Obligations	Total	2010	2011	2012	2013	2014	2015 and thereafter
	(in millions)
Senior notes, bank credit facilities and debentures(1)	$32,854	$2,158	$2,993	$3,932	$2,848	$2,269	$18,654
Capital leases and financing obligation(2)	1,826	93	78	79	81	83	1,412
Operating leases(3)	13,998	1,651	1,622	1,484	1,350	1,186	6,705
Purchase orders and other commitments(4)	13,598	6,635	2,038	1,743	1,389	894	899

Total	$62,276	$10,537	$6,731	$7,238	$5,668	$4,432	$27,670

(1)	Includes principal and estimated interest payments. Interest payments are based on management’s expectations for future interest rates.
(2)	Represents capital lease payments including interest and financing obligation related to the sale and subsequent leaseback of multiple tower sites.
(3)	Includes future lease costs related to cell and switch sites, real estate, network equipment and office space.
(4)	Includes service, spectrum, network capacity and other executory contracts. Excludes blanket purchase orders in the amount of $50 million. See below for further discussion.

“Purchase orders and other commitments” include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes about $50 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $284 million as of December 31, 2009. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.

The table above does not include remaining costs to be paid in connection with the fulfillment of our obligations under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. The total minimum cash obligation for the Report and Order is $2.8 billion. From the inception of the program through December 31, 2009, we have incurred approximately $2.4 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.4 and $3.7 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

OFF-BALANCE SHEET FINANCING

We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Sprint’s more critical accounting policies include those related to the basis of presentation, allowance for doubtful accounts, valuation and recoverability of our equity method investment in Clearwire, valuation and recoverability of long-lived assets, evaluation of goodwill and indefinite-lived assets for impairment, and accruals for taxes based on income. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with Sprint’s Board of Directors. Sprint’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

Basis of Presentation

The consolidated financial statements include the accounts of Sprint and its consolidated subsidiaries. Investments where Sprint maintains majority ownership, but lacks full decision making ability over all major issues, are accounted for using the equity method. Governance for Sprint’s major unconsolidated investment, Clearwire, is based on Clearwire board representation for which Sprint does not have a majority vote.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from failure of our subscribers to make required payments. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base, estimated proceeds from future bad debt sales and other qualitative considerations. To the extent that actual loss experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. A 10% change in the amount estimated to be uncollectible would result in a corresponding change in bad debt expense of about $20 million for the Wireless segment and $1 million for the Wireline segment.

Valuation and Recoverability of our Equity Method Investment in Clearwire

We assess our equity method investment for other-than-temporary impairment when indicators such as decline in quoted prices in active markets indicate a value below the carrying value of our investment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of decline in market prices; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer, specific events, and other factors. Sprint’s assessment that an investment is not other-than-temporarily impaired could change in the future due to changes in facts and circumstances.

Sprint owns a 56% ownership interest in Clearwire for which the carrying value as of December 31, 2009 was $4.3 billion while the value of such investment based on Clearwire’s closing stock price was $3.5 billion. Sprint continues to believe that we will fully recover the carrying value of our investment.

Valuation and Recoverability of Long-lived Assets

Long-lived assets consist primarily of property, plant and equipment and intangible assets subject to amortization. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.

Property, plant and equipment are generally depreciated on a straight-line basis over estimated economic useful lives. Certain network assets are depreciated using the group life method. Depreciable life studies are performed periodically to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution. When these factors indicate that an asset’s useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life. Depreciation rates for assets using the group life method are revised periodically as required under this method. Changes made as a result of depreciable life studies and rate changes generally do not have a material effect on depreciation expense.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived asset groups were determined based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the estimated fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. During 2009, we tested long-lived assets in our Wireless segment for recoverability and, based on our estimate of undiscounted cash flows, determined the carrying value to be recoverable. Our estimate of undiscounted cash flows exceeded the carrying value of these assets by more than 10%. If we continue to have operational challenges, including obtaining and retaining subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our wireless asset group, and we could record asset impairments that are material to Sprint’s consolidated results of operations and financial condition.

In addition to the analyses described above, certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development, are periodically assessed to determine recoverability. Network equipment and cell site development costs are expensed whenever events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management’s strategic network plans and will not be deployed. Software development costs are expensed when it is no longer probable that the software project will be deployed. Network equipment that has been removed from the network is also periodically assessed to determine recoverability. If we continue to have challenges retaining subscribers and as we continue to assess the impact of rebanding the iDEN network, management may conclude in future periods that certain CDMA and iDEN assets will never be either deployed or redeployed, in which case non-cash charges that could be material to our consolidated financial statements would be recognized.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment

Goodwill represents the excess of purchase price paid over the fair value assigned to the net tangible and identifiable intangible assets of acquired businesses. Sprint evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed estimated fair value. Our analysis includes a comparison of the estimated fair value of the reporting unit to which goodwill applies to the carrying value, including goodwill, of that reporting unit.

We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could result in an impairment that could be material to our consolidated financial statements.

The determination of the estimated fair value of the wireless reporting unit and other assets and liabilities within the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, the discount rate, terminal growth rates, operating income before depreciation and amortization (OIBDA) and capital expenditures forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. The merits of each significant assumption, both individually and in the aggregate, used to estimate the fair value of a reporting unit, as well as the fair values of the corresponding assets and liabilities of the reporting unit, are evaluated for reasonableness.

FCC licenses and our Sprint and Boost Mobile trademarks have been identified as indefinite-lived intangible assets, in addition to goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. When required, Sprint assesses the recoverability of other indefinite-lived intangibles, including FCC licenses which are carried as a single unit of accounting. In assessing recoverability of FCC licenses, we estimate the fair value of such licenses using the Greenfield direct value method, which approximates value through estimating the discounted future cash flows of a hypothetical start-up business. Assumptions key in estimating fair value under this method include, but are not limited to, capital expenditures, subscriber activations and deactivations, market share achieved, tax rates in effect and discount rate. A 1 percent decline in our assumed revenue growth rate used to estimate terminal value, a 1 percent decline in our assumed net cash flows or a 1 percent adverse change in any of the key assumptions referred to above would not result in an impairment of our FCC licenses as of the most recent testing date. A decline in the estimated fair value of FCC licenses of up to 20% also would not result in an impairment of the carrying value.

Accruals for Taxes Based on Income

Uncertainties exist with respect to interpretation of complex U.S. federal and state tax regulations. Management expects that Sprint’s interpretations will prevail. Also, Sprint has recognized deferred tax benefits relating to its future utilization of past operating losses. Sprint believes it is more likely than not that the amounts of deferred tax assets in excess of the related valuation allowances will be realized.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (Codification) as the only source of authoritative generally accepted accounting principles (GAAP) in the United States, except that rules and interpretive releases issued by the Securities and Exchange Commission (SEC) also are sources of authoritative GAAP for SEC registrants. Subsequent to the issuance of SFAS No. 168, the FASB will no longer issue Statements, Staff Positions, or Emerging Issues Task Force Abstracts, but will issue Accounting Standards Updates (ASU) which will amend the Codification. As a result, the Codification supersedes authoritative literature effective prior to June 2009.

The FASB issued authoritative literature in connection with accounting for Business Combinations, Non-controlling Interests in Consolidated Financial Statements and Disclosures about Derivative Instruments and Hedging Activities which were effective for the quarter ended March 31, 2009. The Business Combinations guidance was adopted on January 1, 2009. As a result of adoption, for our fourth quarter acquisitions outlined in our notes to the consolidated financial statements, we recognized a gain of $151 million ($92 million after tax) related to the increase to estimated fair value of our non-controlling interest in VMU. In addition, under the new guidance, transaction costs and costs associated with exit activities are expensed as incurred. The remaining guidance did not have a material effect on our consolidated financial statements.

In November 2008, the FASB issued authoritative literature regarding Equity Method Investment Accounting Considerations, to clarify the application of equity method accounting. Among other things, this literature requires equity method investors to account for equity investee share issuances as if the investor had sold a proportionate share of its investment, with the recognition of any resulting gain or loss in earnings. The Company adopted these requirements effective January 1, 2009. As a result, we recognized a pre-tax loss of $154 million ($96 million after tax) related to the dilution of our investment in Clearwire resulting from their first quarter 2009 share issuance.

In April 2009, the FASB issued authoritative literature regarding (i) Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies (ii) Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and (iii) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance on determining fair value when the volume and level of trading activity for an asset or liability have significantly decreased when compared with normal market activity. These pronouncements were effective beginning in the second quarter 2009 and did not have a material effect on our consolidated financial statements. In addition, the FASB issued further guidance related to Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address application issues relevant to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance, which did not have a material effect on our consolidated financial statements, is effective for business combinations on or after January 1, 2009 and was utilized in the accounting for the acquisitions outlined in our notes to the consolidated financial statements.

In June 2009, the FASB issued authoritative literature regarding Amendments to FASB Interpretation No. 46(R), which changes various aspects of accounting for and disclosures of interests in variable interest entities, and the Accounting for Transfers of Financial Assets, which was issued in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance will be effective beginning in January 2010 and is not expected to have a material effect on our consolidated financial statements.

In September 2009, the FASB modified the accounting for Multiple-Deliverable Revenue Arrangements and Certain Revenue Arrangements that Include Software Elements. These modifications alter the methods previously required for allocating consideration received in multiple-element arrangements to require revenue allocation to elements containing software components and non-software components that function together to deliver the product’s essential functionality. These modifications will be effective prospectively for the fiscal year ended December 31, 2011 and are currently being evaluated to determine the effect, if any, on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance regarding Improving Disclosures about Fair Value Measurements, which requires new and amended disclosure requirements for classes of assets and liabilities, inputs and valuation techniques and transfers between levels of fair value measurements and Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies the accounting for distributions to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value. This guidance will be effective beginning in January 2010, and is not expected to have a material effect on our consolidated financial statements.

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

These statements reflect management’s judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, subscriber and network usage, subscriber growth and retention, pricing, operating costs, the timing of various events and the economic and regulatory environment.

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to attract and retain subscribers;

•

the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and equipment we provide and our ability to attract new subscribers and retain existing subscribers; the overall demand for our service offerings, including the impact of decisions of new or existing subscribers between our post-paid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•

the effect of limiting or reducing capital and operating expenditures on our ability to improve and enhance our networks and service offerings, implement our business strategies and provide competitive new technologies;

•	our ability to obtain additional financing on terms acceptable to us, including at the expiration of our current credit facility, which expires on December 19, 2010;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•

the impact of unrelated parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide devices or infrastructure equipment for our CDMA network, or Motorola, Inc.’s ability or willingness to provide related devices, infrastructure equipment and software applications, or to develop new technologies and devices or features, for our iDEN network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the financial performance of Clearwire and its deployment of a 4G network;

•

the impact of difficulties we may encounter in connection with the integration of the businesses and assets of Virgin Mobile USA, Inc. and iPCS, Inc., including the risk that these difficulties may limit our ability to fully integrate the operations of these businesses and the risk that we may be unable to continue to retain key employees;

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

FINANCIAL STRATEGIES

General Risk Management Policies

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

Derivative instruments are used for hedging and risk management purposes even if not designated as such for purposes of accounting. Hedging activities may be done for various purposes, including, but not limited to, mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through stringent credit approval and review processes, credit support agreements, continual review and monitoring of all counterparties, and thorough legal review of contracts. Exposure to market risk is controlled by regularly monitoring changes in hedge positions under normal and stress conditions to ensure they do not exceed established limits.

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

About 90% of our debt as of December 31, 2009 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.

We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $18 million on our consolidated statements of operations and cash flows for the year ended December 31, 2009. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause an $872 million increase in the fair market value of our debt to $20.9 billion.

Foreign Currency Risk

We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $4 million and the net foreign currency receivables from international operations was $5 million as of December 31, 2009. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.

Equity Risk

We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public and private companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and industries in which the companies operate. These securities, which are classified in investments and short-term investments on the consolidated balance sheets, include equity method investments, such as our investment in Clearwire, investments in private securities, and available-for-sale securities.

In certain business transactions, we are granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements required by this item begin on page F-1 of this annual report on Form 10-K and are incorporated herein by reference. The financial statements of Clearwire, as required under Regulation S-X, are filed pursuant to Item 15 of this annual report on Form 10-K and incorporated herein by reference.

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

In connection with the preparation of this Form 10-K as of December 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2009 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. This report appears on page F-2.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Election of Directors—Nominees for Director,” “—Board Committees and Director Meetings—The Audit Committee” and “—Board Committees and Director Meetings—The Nominating and Corporate Governance Committee” in our proxy statement relating to our 2010 annual meeting of shareholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this report under “Executive Officers of the Registrant.” The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2010 annual meeting of shareholders, which will be filed with the SEC.

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

The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Election of Directors—Compensation of Directors,” “Executive Compensation” and “Compensation Committee Report” in our proxy statement relating to our 2010 annual meeting of shareholders, which will be filed with the SEC. No information is required by this item regarding compensation committee interlocks.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2010 annual meeting of shareholders, which will be filed with the SEC.

Compensation Plan Information

Currently we sponsor two active equity incentive plans, the 2007 Omnibus Incentive Plan (2007 Plan) and our Employee Stock Purchase Plan (ESPP). We also sponsor the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP). On May 8, 2007, our shareholders approved the 2007 Plan, under which we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. Under the 2007 Plan, the Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, will determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP. In 2009, the Board of Directors authorized an additional 80 million shares for future purchases under the ESPP.

The following table provides information about the shares of Series 1 common stock that may be issued upon exercise of awards as of December 31, 2009.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders of Series 1 common stock	108,025,907	(1)(2)	$15.31	(3)	259,495,974	(4)(5)(6)(7)
Equity compensation plans not approved by shareholders of Series 1 common stock	17,753,245	(8)	22.08		—

Total	125,779,152				259,495,974

(1)	Includes 37,203,639 shares covered by options and 12,510,536 restricted stock units under the 2007 Plan, 35,235,272 shares covered by options and 3,815,654 restricted stock units outstanding under the 1997 Program and 18,066,607 shares covered by options outstanding under the MISOP. Also includes purchase rights to acquire 1,194,199 shares of common stock accrued at December 31, 2009 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 95% of the market value on the last business day of the offering period.
(2)	Included in the total of 108,025,907 shares are 12,510,536 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.
(3)	The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 1,194,199 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $3.53 for each share.
(4)	Of these shares, 174,459,795 shares of common stock were available under the 2007 Plan. Through December 31, 2009, 85,971,239 cumulative shares came from the 1997 Program, the Nextel Plan and the MISOP.
(5)	Includes 85,036,179 shares of common stock available for issuance under the ESPP after issuance of the 1,194,199 shares purchased in the fourth quarter 2009 offering. See note 1 above.
(6)	No new awards may be granted under the 1997 Program or the Nextel Plan after April 15, 2007.
(7)	No new options may be granted under the MISOP and therefore this figure does not include any shares of our common stock that may be issued under the MISOP. Most options outstanding under the MISOP, however, grant the holder the right to receive additional options to purchase our common stock if the holder, when exercising a MISOP option, makes payment of the purchase price using shares of previously owned stock. The additional option gives the holder the right to purchase the number of shares of our common stock utilized in payment of the purchase price and tax withholding. The exercise price for this option is equal to the market price of the stock on the date the option is granted, and this option becomes exercisable one year from the date the original option is exercised. This option does not include a right to receive additional options.
(8)	Consists of 17,753,245 options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Election of Directors—Independence of Directors” in our proxy statement relating to our 2010 annual meeting of shareholders, which will be filed with the SEC.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in our proxy statement relating to our 2010 annual meeting of shareholders, which will be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Nextel Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.

2.	The consolidated financial statements of Clearwire Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.

3.	The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	05/07/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	07/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.1	11/12/2009

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint Nextel’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Material Agreements:

10.1	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, TCI Telephony Services, Inc., Cox Communications, Inc. and Comcast Corporation	S-3/A	333-64241	10.2	01/22/1999

10.2.1***	Letter Agreement between Motorola, Inc. and Nextel, dated November 4, 1991	S-1	33-43415	10.47	11/15/1991

10.2.2***	iDEN Infrastructure Supply Agreement between Motorola and Nextel, dated April 13, 1999	10-Q	000-19656	10.2	08/16/1999

10.2.3***	Term Sheet for Subscriber Units and Services Agreement, dated December 31, 2003 between Nextel and Motorola	10-Q	000-19656	10.1.2	05/10/2004

10.2.4	Second Extension Amendment to the iDEN Infrastructure 5 Year Supply Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.	10-K	001-04721	10.1.20	03/11/2005

10.2.5***	Amendment Seven to the Term Sheet for Subscriber Units and Services Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.	10-K	001-04721	10.1.21	03/11/2005

10.3.1	Credit Agreement, dated as of December 19, 2005, among Sprint Nextel Corporation, Sprint Capital Corporation and Nextel Communications, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-04721	10.1	12/21/2005

10.3.2	Amendment No. 1 to Credit Agreement, dated as of November 3, 2008, among Sprint Nextel Corporation, Sprint Capital Corporation and Nextel Communications, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A. as Administrative Agent	8-K	001-04721	10.1	11/07/2008

10.4.1	Voting Agreement, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Covina Holdings Limited and Cortaire Limited	8-K	001-04721	10.1	07/28/2009

10.4.2	Voting Agreement, dated as of July 27, 2009, by and among Sprint Nextel Corporation and SK Telecom Co., Ltd.	8-K	001-04721	10.2	07/28/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(10) Executive Compensation Plans and Arrangements:

10.4	Summary of 2009 Short-Term Incentive Plan	8-K	001-04721		01/26/2009

10.5	Amended Summary of 2009 Short-Term Incentive Plan	8-K	001-04721		08/05/2009

10.6	Summary of First Quarter 2008 Short-Term Incentive Plan	8-K	001-04721		02/15/2008

10.7	Summary of Second, Third and Fourth Quarters 2008 Short-Term Incentive Plan	8-K	001-04721		02/15/2008

10.8	Sprint Nextel Short-Term Incentive Plan	10-K	001-04721	10.4	03/07/2006

10.9	Sprint Nextel 2006-2007 Integration Overachievement Plan	8-K	001-04721	10.1	02/22/2006

10.10	Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended	10-K	001-04721	10.9	02/27/2009

10.11	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Executive Officers	10-Q	001-04721	10(b)	11/09/2004

10.12	Form of 2004 Award Agreement (awarding restricted stock units ) with Directors	10-Q	001-04721	10(c)	11/09/2004

10.13	Form of 2005 Award Agreement (awarding restricted stock units) with Directors	8-K	001-04721	10.2	02/14/2005

10.14	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Executive Officers	10-K	001-04721	10(ff)	03/11/2005

10.15	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for non-employee directors of Sprint Nextel	8-K	001-04721	10.1	06/16/2006

10.16	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for the executive officers with Nextel employment agreements	8-K	001-04721	10.4	06/16/2006

10.17	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for executive officers	8-K	001-04721	10.5	06/16/2006

10.18	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for retention awards made to certain executive officers	8-K	001-04721	10.2	07/27/2006

10.19	Summary of 2009 Long-Term Incentive Plan	8-K	001-04721		01/26/2009

10.20	Summary of 2008 Long-Term Incentive Plan	8-K	001-04721		03/25/2008

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

10.21	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Incentive Program for 2007 for executive officers with Nextel employment agreements	10-K	001-04721	10.25	03/01/2007

10.22	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for other executive officers	10-K	001-04721	10.26	03/01/2007

10.23	Management Incentive Stock Option Plan, as amended	10-K	001-04721	10.22	02/27/2009

10.24	Amended and Restated Employment Agreement, effective December 31, 2008, between Daniel R. Hesse and Sprint Nextel Corporation	8-K	001-04721	10.1	12/19/2008

10.25	First Amendment to Amended and Restated Employment Agreement, effective December 22, 2009, between Robert H. Brust and Sprint Nextel Corporation	8-K	001-04721	10.1	12/23/2009

10.26.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-K	001-04721	10.25.1	02/27/2009

10.26.2	Compensatory Agreement, dated June 11, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-Q	001-04721	10.2	08/06/2008

10.27.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	02/27/2009

10.27.2	Compensatory Agreement, dated June 11, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	08/06/2008

10.28.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Steven L. Elfman and Sprint Nextel Corporation	10-K	001-04721	10.27.1	02/27/2009

10.28.2	Litigation Release Arrangement with Steven L. Elfman	10-Q	001-04721	10.1	11/07/2008

10.29	Amended and Restated Employment Agreement, effective December 31, 2008, between Paget L. Alves and Sprint Nextel Corporation	10-K	001-04721	10.28	02/27/2009

10.30	Amended and Restated Employment Agreement, effective December 31, 2008, between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	02/27/2009

10.31	Employment Agreement, effective as of May 20, 2009, between Robert H. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.1	08/04/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
10.32	Amended and Restated Employment Agreement, effective as of May 31, 2008, between Danny L. Bowman and Sprint Nextel Corporation	10-Q	001-04721	10.4	05/08/2009

10.33	Employment Agreement, dated April 29, 2009, between Matthew Carter and Sprint Nextel Corporation					*

10.34	Employment Agreement, dated July 27, 2009, between Daniel H. Schulman and Sprint Nextel Corporation					* *	*

10.35	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.2	05/08/2009

10.36	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.3	05/08/2009

10.37	Sprint Nextel Deferred Compensation Plan, as amended and restated effective May 17, 2006	10-Q	001-04721	10.7	08/09/2006

10.38	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	02/27/2009

10.39	Amended and Restated Centel Directors Deferred Compensation Plan	10-Q	001-04721	10(c)	05/07/2004

10.40	Director’s Deferred Fee Plan, as amended	10-K	001-04721	10.37	02/27/2009

10.41	Amended and Restated Sprint Nextel Corporation Change in Control Severance Plan effective as of January 1, 2008	8-K	001-04721	10.1	12/29/2008

10.42.1	Sprint Supplemental Executive retirement Plan, as amended	10-K/A	001-04721	10(l)	03/05/2002

10.42.2	Summary of Amendments to the Sprint Supplemental Executive Retirement Plan	10-Q	001-04721	10(ee)	11/09/2005

10.43	Retirement Plan for Directors, as amended	10-K	001-04721	10(u)	03/11/1997

10.44	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	03/01/2007

10.45	2007 Omnibus Incentive Plan Amended and Restated on November 5, 2008	10-K	001-04721	10.42	02/27/2009

10.46	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for Non-Employee Directors	10-Q	001-04721	10.10	05/09/2007

10.47	Form of Evidence of Restricted Stock Unit Award under the 2007 Omnibus Incentive Plan for Non-Employee Directors	10-Q	001-04721	10.1	11/09/2007

10.48	Summary of Benefits and Fees for Non-Employee Directors	10-K	001-04721	10.46	02/27/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

21	Subsidiaries of the Registrant					*

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.3	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a–14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a–14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

*	Filed herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request.
***	Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

Sprint will furnish to the SEC, upon request, copies of instruments defining the rights of holders of long-term debt not exceeding 10% of the total assets of Sprint.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT NEXTEL CORPORATION (Registrant)

By	/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2010.

/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President

/s/ ROBERT H. BRUST
Robert H. Brust Chief Financial Officer

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President and Principal Accounting Officer

SIGNATURES

SPRINT NEXTEL CORPORATION

(Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2010.

/s/ JAMES H. HANCE, JR. James H. Hance, Jr., Chairman	/s/ V. JANET HILL V. Janet Hill, Director

/s/ ROBERT R. BENNETT Robert R. Bennett, Director	/s/ FRANK IANNA Frank Ianna, Director

/S/ GORDON M. BETHUNE Gordon M. Bethune, Director	/s/ SVEN-CHRISTER NILSSON Sven-Christer Nilsson, Director

/S/ LARRY C. GLASSCOCK Larry C. Glasscock, Director	/s/ William R. Nuti William R. Nuti, Director

/s/ DANIEL R. HESSE Daniel R. Hesse, Director	/s/ RODNEY O’NEAL Rodney O’Neal, Director

SPRINT NEXTEL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Sprint Nextel Corporation:

We have audited the accompanying consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and shareholders’ equity for each of the years in the three-year period ended December 31, 2009. We also have audited Sprint Nextel Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Nextel Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Nextel Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Sprint Nextel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in note 2 to the consolidated financial statements, the Company adopted recently issued accounting guidance regarding accounting for business combinations and equity method investments in 2009.

/s/ KPMG LLP

Kansas City, Missouri

February 26, 2010

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$3,819	$3,691
Short-term investments	105	28
Accounts and notes receivable, net	2,996	3,361
Device and accessory inventory	628	528
Deferred tax assets	295	391
Prepaid expenses and other current assets	750	643

Total current assets	8,593	8,642
Investments	4,624	4,241
Property, plant and equipment, net	18,280	22,373
Intangible assets
Goodwill	373	—
FCC licenses and other	19,911	19,320
Other intangible assets, net	3,178	3,566
Other assets	465	408

	$55,424	$58,550

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,267	$2,138
Accrued expenses and other current liabilities	3,750	3,525
Current portion of long-term debt, financing and capital lease obligations	768	618

Total current liabilities	6,785	6,281
Long-term debt, financing and capital lease obligations	20,293	20,992
Deferred tax liabilities	6,693	7,184
Other liabilities	3,558	4,178

Total liabilities	37,329	38,635

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.007 and 2.951 billion shares issued, 2.973 and 2.857 billion shares outstanding	6,015	5,902
Paid-in capital	46,793	47,332
Treasury shares, at cost	(582)	(1,939)
Accumulated deficit	(33,779)	(30,856)
Accumulated other comprehensive loss	(352)	(524)

Total shareholders’ equity	18,095	19,915

	$55,424	$58,550

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(in millions, except per share amounts)
Net operating revenues	$32,260	$35,635	$40,146
Operating expenses
Cost of services and products (exclusive of depreciation and amortization included below)	16,435	16,746	17,191
Selling, general and administrative	9,453	11,355	12,673
Severance, exit costs and asset impairments	447	835	440
Goodwill impairment	—	963	29,649
Depreciation	5,827	5,964	5,621
Amortization	1,589	2,443	3,312
Other, net	(93)	(29)	—

	33,658	38,277	68,886

Operating loss	(1,398)	(2,642)	(28,740)

Other (expense) income
Interest expense	(1,450)	(1,362)	(1,433)
Equity in losses of unconsolidated investments, net	(803)	(145)	(3)
Other income, net	157	89	401

	(2,096)	(1,418)	(1,035)

Loss before income taxes	(3,494)	(4,060)	(29,775)
Income tax benefit	1,058	1,264	331

Net loss	$(2,436)	$(2,796)	$(29,444)

Basic and diluted loss per common share	$(0.84)	$(0.98)	$(10.24)

Basic and diluted weighted average common shares outstanding	2,886	2,863	2,874

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Cash flows from operating activities
Net loss	$(2,436)	$(2,796)	$(29,444)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and asset impairments	47	1,443	29,812
Depreciation and amortization	7,416	8,407	8,933
Provision for losses on accounts receivable	398	652	920
Share-based compensation expense	79	267	265
Deferred and other income taxes	(850)	(1,263)	(326)
Equity in losses of unconsolidated investments, net	803	145	3
Gains from asset dispositions and exchanges	(68)	(29)	—
Contribution to pension plan	(200)	—	(30)
Gain on non-controlling interest in VMU	(151)	—	—
Other changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	26	203	(504)
Inventories and other current assets	3	342	182
Accounts payable and other current liabilities	(100)	(1,137)	(471)
Other, net	(76)	(55)	(95)

Net cash provided by operating activities	4,891	6,179	9,245

Cash flows from investing activities
Capital expenditures	(1,603)	(3,882)	(6,322)
Expenditures relating to FCC licenses	(591)	(801)	(835)
Acquisitions, net of cash acquired	(560)	—	(287)
Proceeds from equity method investments	—	213	200
Investment in Clearwire	(1,118)	—	—
Proceeds from sales and maturities of short-term investments	573	204	15
Purchases of short-term investments	(650)	(51)	(194)
Cash collateral for securities loan agreements	—	—	866
Other, net	105	67	180

Net cash used in investing activities	(3,844)	(4,250)	(6,377)

Cash flows from financing activities
Proceeds from debt and financings	1,303	3,826	7,508
Repayments of debt and capital lease obligations	(2,226)	(4,367)	(7,535)
Payments of securities loan agreements	—	—	(866)
Proceeds from issuance of common shares, net	4	57	344
Purchase of common shares	—	—	(1,833)
Dividends paid	—	—	(286)

Net cash used in financing activities	(919)	(484)	(2,668)

Net increase in cash and cash equivalents	128	1,445	200
Cash and cash equivalents, beginning of year	3,691	2,246	2,046

Cash and cash equivalents, end of year	$3,819	$3,691	$2,246

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital(3)	Treasury Shares		Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings(3)	Accumulated Other Comprehensive Loss	Total
	Shares(1)	Amount		Shares	Amount
Balance, December 31, 2006	2,951	$5,902	$46,682	54	$(925)		$1,930	$(148)	$53,441
Comprehensive loss
Net loss						$(29,444)	(29,444)		(29,444)
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefits						14
Foreign currency translation adjustment						16
Unrealized holding gains on securities						10
Reclassification adjustment for realized gains on securities						(3)

Other comprehensive income						37		37	37

Comprehensive loss						$(29,407)

Adoption of FIN 48							4		4
Issuance of common shares, net			(36)	(35)	597		(102)		459
Purchase of common shares				87	(1,833)				(1,833)
Common shares dividends							(286)		(286)
Share-based compensation expense			263						263
Investment dilution due to affiliate equity issuances, net			(213)						(213)
Other, net			15				2		17

Balance, December 31, 2007	2,951	5,902	46,711	106	(2,161)		(27,896)	(111)	22,445

Comprehensive loss
Net loss						$(2,796)	(2,796)		(2,796)
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefit costs						(379)
Foreign currency translation adjustment						(17)
Unrealized holding losses on securities						(31)
Reclassification adjustment for realized losses on securities						14

Other comprehensive loss						(413)		(413)	(413)

Comprehensive loss						$(3,209)

Issuance of common shares, net			5	(12)	218		(164)		59
Gain on deconsolidation of net assets contributed to Clearwire(2)			424						424
Share-based compensation expense			257						257
Other, net			(65)		4				(61)

Balance, December 31, 2008	2,951	$5,902	$47,332	94	$(1,939)		$(30,856)	$(524)	$19,915

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY—(Continued)

(in millions)

	Common Shares		Paid-in Capital(3)	Treasury Shares		Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings(3)	Accumulated Other Comprehensive Loss	Total
	Shares(1)	Amount		Shares	Amount
Balance, December 31, 2008	2,951	$5,902	$47,332	94	$(1,939)		$(30,856)	$(524)	$19,915
Comprehensive loss
Net loss						$(2,436)	(2,436)		(2,436)
Other comprehensive income, net of tax
Unrecognized net periodic pension and other postretirement benefits						140
Foreign currency translation adjustment						18
Unrealized holding gains on securities						14

Other comprehensive income						172		172	172

Comprehensive loss						$(2,264)

Issuance of common shares, net				(20)	491		(487)		4
Share-based compensation expense			78						78
Conversion of series 2 to series 1 common shares	(40)	(80)	(785)	(40)	865
Equity consideration related to Virgin Mobile acquisition	96	193	186						379
Other, net			(18)		1				(17)

Balance, December 31, 2009	3,007	$6,015	$46,793	34	$(582)		$(33,779)	$(352)	$18,095

(1)	See note 14 for information regarding common shares.
(2)	On November 28, 2008, we recorded a $424 million gain on the deconsolidation of net assets contributed to Clearwire, net of $260 million in related taxes. See note 4 for details of this transaction.
(3)	We made an immaterial correction to previously reported shareholders’ equity. Paid-in Capital and (Accumulated Deficit)/Retained Earnings as of December 31, 2006 has been adjusted by $18 million and $292 million, respectively, related to a reduction in deferred tax liabilities. In completing a detailed reconciliation of the net deferred tax liabilities in 2009, it was determined the net deferred tax liabilities were overstated by $310 million.

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Operations

Sprint Nextel Corporation and its subsidiaries (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. We have organized our operations to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. As a result of the acquisition of Virgin Mobile USA, Inc. (VMU) on November 24, 2009 and iPCS, Inc. (iPCS) on December 4, 2009 (See Note 3), the operations of VMU and iPCS are consolidated prospectively from their respective acquisition dates.

The Wireless segment includes retail and wholesale revenue from a wide array of wireless mobile telephone and wireless data transmission services and the sale of wireless devices and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.

The wireline segment includes revenue from domestic and international wireline voice and data communication services, including services to the cable multiple systems operators that resell our local and long distance service and use our back office systems and network assets in support of their telephone services provided over cable facilities.

Sprint’s fourth generation (4G) technology capabilities exist through our mobile virtual network operator (MVNO) relationship with and 56% ownership interests in Clearwire Corporation and its consolidated subsidiary, Clearwire Communications LLC (together, Clearwire). Clearwire is deploying Worldwide Interoperability for Microwave Access (WiMAX) technology as a new network in markets that we serve. The services supported by this technology gives subscribers with compatible devices high-speed access to the Internet and a variety of increasingly sophisticated data services (See Note 4).

Note 2.	Summary of Significant Accounting Policies and Other Information

Consolidation Policies and Estimates

The consolidated financial statements include our accounts, those of our wholly owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. Investments where Sprint maintains majority ownership, but lacks full decision making ability over all major issues, are accounted for using the equity method. Governance for Sprint’s major unconsolidated investment in Clearwire is based on our Board representation for which Sprint does not maintain majority vote or the ability to control operating and financial policies.

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP). This requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates are inherently subject to judgment and actual results could differ.

Certain prior period amounts have been reclassified to conform to the current period presentation. Subsequent events were evaluated for disclosure through the date on which the financial statements were filed with the Securities and Exchange Commission.

Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents generally include highly liquid investments with maturities at the time of purchase of three months or less. These investments include money market funds, certificates of deposit, U.S. government and government-sponsored debt securities, corporate debt securities, municipal securities, bank-related securities, and credit and debit card transactions in process.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established sufficient to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectibility of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base, estimated proceeds from future bad debt sales and other qualitative considerations, including macro-economic factors. Amounts written off against the allowance for doubtful accounts, net of recoveries, were $487 million, $826 million, and $952 million in 2009, 2008 and 2007, respectively.

Device and Accessory Inventory

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Costs of devices and related revenues generated from device sales (equipment net subsidy) are recognized at the time of sale. Expected equipment net subsidy is not recognized prior to the time of sale because the promotional discount decision is generally made at the point of sale and because the equipment net subsidies are expected to be recovered through service revenues.

The net realizable value of devices and other inventory is analyzed on a regular basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If assessments regarding the above factors adversely change, we may be required to sell devices at a higher subsidy or potentially record expense in future periods prior to the point of sale.

Property, Plant and Equipment

Property, plant and equipment (PP&E), including improvements that extend useful lives, are recognized at cost. Depreciation on property, plant and equipment is generally calculated using the straight-line method based on estimated economic useful lives of 3 to 30 years for buildings and improvements and network equipment, site costs and related software and 3 to 12 years for non-network internal use software, office equipment and other. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective assets. We calculate depreciation on certain network assets using the group life method. Accordingly, ordinary asset retirements and disposals on those assets are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with all other asset retirements or disposals are recognized in the consolidated statements of operations. Depreciation rates for assets using the group life method are revised periodically as required under this depreciation method. Repair and maintenance costs and research and development costs are expensed as incurred.

We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs are included in PP&E and, when the software is placed in service, are depreciated over estimated useful lives of 3 to 5 years. Costs incurred during the preliminary project and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.

Investments

Short-term investments are recognized at amortized cost and classified as current assets on the consolidated balance sheets when the original maturities at purchase are greater than three months but less than one year. Certain investments are accounted for using the equity method based on the Company’s ownership interest and ability to exercise significant influence. Accordingly, the initial investment is recognized at cost and subsequently adjusted to recognize the Company’s share of earnings or losses of the investee in each reporting period subsequent to the investment date.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Investments are evaluated for other-than-temporary impairment on a regular basis. Other-than-temporary impairment occurs when the estimated fair value of an investment is below the carrying value, and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of the impairment; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer, specific events, and other factors.

Long-Lived Asset Impairment

Sprint evaluates long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset group’s carrying amount, an impairment is determined by the excess of the asset group’s net carrying value over the estimated fair value. Refer to note 9 for additional information on asset impairments.

Certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development, are periodically assessed to determine recoverability. Network equipment and cell site development costs are expensed whenever events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management’s strategic network plans and will not be deployed. Software development costs are expensed when it is no longer probable that the software project will be deployed. Network equipment that has been removed from the network is also periodically assessed to determine recoverability. If we continue to have operational challenges, including obtaining and retaining subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our wireless asset group, and we could record asset impairments that are material to Sprint’s consolidated results of operations and financial condition.

Indefinite-Lived Intangible Assets

Goodwill represents the excess of consideration paid over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. During the fourth quarter 2009, in connection with our acquisitions of VMU and iPCS, we recognized goodwill of $373 million, representing the entire balance of our goodwill as of December 31, 2009. Our indefinite-lived intangible assets include Federal Communications Commission (FCC) licenses, acquired primarily through FCC auctions and business combinations, to deploy our wireless services, and certain of our trademarks. In determining whether an intangible asset, other than goodwill, is indefinite-lived, we consider the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We assess our indefinite-lived intangible assets for impairment at least annually or, if necessary, more frequently, whenever events or changes in circumstances indicate the asset may be impaired. Such indicators may include a sustained, significant decline in our market capitalization since our previous impairment assessment, a significant decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

Benefit Plans

We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plans long-term expected rate of return on investments for funding purposes. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 50% to U.S. equities; 15% to international equities; 15% to fixed income investments; 10% to real estate investments; and 10% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages by plus or minus 5%.

Investments of the pension plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of December 31, 2009, 59% of the investment portfolio was valued at quoted prices in active markets for identical assets; 26% was valued using quoted prices for similar

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

assets in active or inactive markets, or other observable inputs; and 15% was valued using unobservable inputs that are supported by little or no market activity. As of December 31, 2009 and 2008, the fair value of our plan assets in aggregate was $1.2 billion and $896 million, respectively, and the fair value of our projected benefit obligations in aggregate was $1.6 billion and $1.7 billion, respectively. As a result, the plans are underfunded by $403 million at December 31, 2009 and $805 million at December 31, 2008, and are recorded as a net liability in our consolidated balance sheets. The offset to the liability is recorded in equity as a component of accumulated other comprehensive loss, net of tax, including the 2009 and 2008 adjustments of $140 million and $379 million, respectively. The funded status of the plan was affected primarily by the improvement in the fair value of the plan assets resulting in recovery of some of the losses caused by the poor performance in the financial markets during 2008. This improvement was combined with an increase in the discount rate, from 6.20% to 6.75%, used to estimate the projected benefit obligation and by the cash contribution of $200 million in 2009. We intend to make future cash contributions to the pension plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations. As of December 31, 2005, the pension plan was amended to freeze benefit plan accruals for participants.

Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. Effective for compensation paid after March 6, 2009, the amount of matching contribution is discretionary as determined by the Board of Directors of the Company, based upon a formula related to the profitability of the Company. If such profitability level is attained, the Company could match 100% of the participant’s contributions up to a maximum of 4% of their eligible compensation. From January 1, 2009 to March 6, 2009, we matched in cash 100% of participants’ contributions up to 4% of their eligible compensation. In 2008 and 2007, we matched 100% of participants’ contributions up to 5% of their eligible compensation in cash. Fixed matching contributions totaled $32 million, $119 million and $128 million in 2009, 2008 and 2007, respectively.

Revenue Recognition

Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from wholesale operators and third party affiliates (PCS Affiliates), as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, directory assistance, and operator-assisted calling and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user subscriber. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is universal service fund, which represented about 2% of net operating revenues in 2009, 2008 and 2007.

The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with subscribers, unauthorized usage, future returns and mail-in rebates on device sales.

Dealer Commissions

Cash consideration given by us to a dealer or end-user subscriber is presumed to be a reduction of revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

expense. We compensate our dealers using specific compensation programs related to the sale of our devices and our subscriber service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. When a commission is earned by a dealer due to the dealer selling one of our devices, the cost is recorded as a reduction to equipment revenue.

Advertising Costs

We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.5 billion, $1.5 billion and $1.8 billion for the years ended December 31, 2009, 2008 and 2007, respectively.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (Codification) as the only source of authoritative GAAP in the United States, except that rules and interpretive releases issued by the Securities and Exchange Commission (SEC) also are sources of authoritative GAAP for SEC registrants. Subsequent to the issuance of SFAS No. 168, the FASB will no longer issue Statements, Staff Positions, or Emerging Issues Task Force Abstracts, but will issue Accounting Standards Updates (ASU) which will amend the Codification. As a result, the Codification supersedes authoritative literature effective prior to June 2009.

The FASB issued authoritative literature regarding accounting for Business Combinations, Non-controlling Interests in Consolidated Financial Statements and Disclosures about Derivative Instruments and Hedging Activities which were effective for the quarter ended March 31, 2009. The Business Combinations guidance was adopted on January 1, 2009. As a result of adoption, for our fourth quarter acquisitions (see Note 3), we recognized a gain of $151 million ($92 million after tax) related to the increase to estimated fair value of our non-controlling interest in VMU. In addition, under the new guidance, transaction costs and costs associated with exit activities are expensed as incurred. The remaining guidance did not have a material effect on our consolidated financial statements.

In June 2008, the FASB issued authoritative literature regarding Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, which was effective beginning January 1, 2009. Based on this pronouncement, our outstanding non-vested restricted stock units that contain a non-forfeitable right to receive dividends, whether paid or unpaid, are participating securities and therefore, should be included in the computation of basic and diluted earnings per share. As required by this pronouncement, prior period basic and diluted earnings per share and weighted average common shares outstanding were adjusted. The impact to basic and diluted earnings per share and weighted average common shares outstanding did not have a material effect on our consolidated financial statements.

In November 2008, the FASB issued authoritative literature regarding Equity Method Investment Accounting Considerations, to clarify the application of equity method accounting. Among other things, this literature requires equity method investors to account for equity investee share issuances as if the investor had sold a proportionate share of its investment, with the recognition of any resulting gain or loss in earnings. The Company adopted these requirements effective January 1, 2009. As a result, we recognized a pre-tax loss of $154 million ($96 million after tax) related to the dilution of our investment in Clearwire resulting from their first quarter 2009 share issuance.

In April 2009, the FASB issued authoritative literature regarding (i) Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies (ii) Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

on debt and equity securities in the financial statements and (iii) Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly which provides additional guidance on determining fair value when the volume and level of trading activity for an asset or liability have significantly decreased when compared with normal market activity. These pronouncements were effective beginning in the second quarter 2009 and did not have a material effect on our consolidated financial statements. In addition, the FASB issued further guidance related to Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address application issues relevant to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance, which did not have a material effect on our consolidated financial statements, is effective for business combinations on or after January 1, 2009 and was utilized in the accounting for the acquisitions disclosed in Note 3.

In June 2009, the FASB issued authoritative literature regarding Amendments to FASB Interpretation No. 46(R), which changes various aspects of accounting for and disclosures of interests in variable interest entities, and the Accounting for Transfers of Financial Assets, which was issued in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance will be effective beginning in January 2010 and is not expected to have a material effect on our consolidated financial statements.

In September 2009, the FASB modified the accounting for Multiple-Deliverable Revenue Arrangements and Certain Revenue Arrangements that Include Software Elements. These modifications alter the methods previously required for allocating consideration received in multiple-element arrangements to require revenue allocation to elements containing software components and non-software components that function together to deliver the product’s essential functionality. These modifications will be effective prospectively for the fiscal year ended December 31, 2011 and are currently being evaluated to determine the effect, if any, on our consolidated financial statements.

In January 2010, the FASB issued authoritative guidance regarding Improving Disclosures about Fair Value Measurements, which requires new and amended disclosure requirements for classes of assets and liabilities, inputs and valuation techniques and transfers between levels of fair value measurements and Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies the accounting for distributions to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value. This guidance will be effective beginning in January 2010, and is not expected to have a material effect on our consolidated financial statements.

Concentrations of Risk

Our accounts and notes receivable are not subject to any substantial concentration of credit risk.

Motorola, Inc. is our sole source for most of the equipment that supports the iDEN network and for all of the devices we offer under the Nextel brand except primarily BlackBerry® devices. Although our handset supply agreement with Motorola is structured to provide competitively-priced devices, the cost of iDEN devices is generally higher than devices that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer devices at prices that are attractive to potential subscribers. In addition, the higher cost of iDEN devices requires us to absorb a larger part of the cost of offering devices to new and existing subscribers. These increased costs and equipment subsidy expenses may reduce our growth and profitability. Also, we must rely on Motorola to develop devices and equipment capable of supporting the features and services we offer to subscribers of services on our iDEN network, including dual-mode devices that operate on both our iDEN and CDMA networks. A decision by Motorola to discontinue, or the inability of Motorola to continue, manufacturing, supporting or enhancing our iDEN-based infrastructure and devices would

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

have a material adverse effect on us. In addition, iDEN technology is not as widely adopted and has fewer subscribers than other wireless technologies and we expect that over time it is less likely that manufacturers other than Motorola will be willing to make the significant financial commitment required to license, develop and manufacture iDEN infrastructure equipment and devices. Further our ability to complete the spectrum reconfiguration plan in connection with the FCC’s Report and Order, described in note 12, is dependent, in part, on Motorola.

Note 3.	Acquisitions

During the fourth quarter 2009, we completed the acquisitions of Virgin Mobile USA, Inc. and iPCS, Inc. (together, Acquisitions) within our Wireless segment. The consideration paid for each of the acquired entities has been allocated to the assets acquired and liabilities assumed based on their estimated fair values at the respective acquisition dates. The excess of consideration paid over net tangible and identifiable intangible assets is recognized as goodwill. As a result of these Acquisitions, Sprint recognized $373 million of goodwill representing our balance as of December 31, 2009. The purchase price allocation used in the preparation of these financial statements is preliminary due to the continuing analyses relating to the determination of the estimated fair values of the assets acquired and liabilities assumed. Any changes to the valuation of net assets acquired, based on information as of the acquisition date, will result in an adjustment to the estimated fair value of the assets acquired and liabilities assumed and a corresponding adjustment to goodwill. Management does not expect the finalization of these matters to have a material effect on the allocation. Goodwill recognized in connection with the Acquisitions is not deductible for tax purposes. The results of operations for each acquired entity are included in Sprint’s consolidated results of operations prospectively from the respective date of each acquisition.

The estimated fair values of the assets acquired and liabilities assumed were preliminarily determined using the income, cost or market approaches. The fair value measurements were primarily based on significant inputs that are not observable in the market, other than long-term debt assumed in the acquisition of iPCS. Discounted cash flows, an income approach, were primarily used to value the identifiable intangible assets, consisting primarily of customer relationships, reacquired rights and the Virgin Mobile trademark, as well as the effective settlement of litigation. Depreciated replacement cost, a cost approach, was used to estimate the fair value of property, plant and equipment. In accordance with the recently adopted guidance on accounting for business combinations, Sprint measured 100% of the acquiree’s assets and liabilities at fair value, including the non-controlling interest in VMU held by Sprint prior to the acquisition. Sprint’s previously held non-controlling interest in VMU was valued based on a market approach considering the amounts paid to acquire the remaining 85.9% ownership in VMU.

VMU and iPCS Acquisitions

On November 24, 2009 we completed the acquisition of the remaining 85.9% of VMU, a national provider of predominantly prepaid wireless communications services, in a cash and stock business combination, to, among other things, broaden the Company’s position in the prepaid wireless market. The aggregate consideration, including the fair value of Sprint’s non-controlling interest in VMU, was $701 million consisting of 96.2 million shares of Sprint common stock valued at $361 million, share-based consideration of $18 million and $265 million in net cash. The value of the 96.2 million shares of Sprint common stock issued was determined based on Sprint’s common stock share price of $3.75, the closing price on the date of acquisition. As a result of the acquisition, we recognized a gain of $151 million resulting from the excess of the estimated fair value of $57 million for our previously held 14.1% interest over our carrying value. Sprint’s historical carrying value of its previously held interest in VMU was reflected as a $94 million liability resulting from a return of capital in excess of our investment in VMU.

On December 4, 2009, we completed the acquisition of 100% of the common stock of iPCS, a Sprint PCS affiliate, in an all-cash business combination for aggregate consideration of $295 million to, among other things, expand our direct subscriber base, grow our direct coverage area and simplify our business operations.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The acquisition of iPCS resulted in the effective settlement of pre-existing litigation. On September 24, 2008 the Illinois Supreme Court denied the Company’s petition for appeal in a contract dispute with iPCS. The decision resulted in a previous ruling being upheld that required Sprint to cease owning, operating or managing the iDEN network in parts of certain Midwestern states including Illinois, Iowa, Michigan, Missouri, Nebraska, Wisconsin and a small portion of Indiana. As a result of the acquisition, all disputes have been resolved and the Company recorded a $23 million charge as an increase to operating expenses, representing the estimated fair value of the settled litigation.

The following table summarizes the consideration paid for each of the Acquisitions and the amounts recognized for assets acquired and liabilities assumed at each acquisition date.

	VMU Acquisition	iPCS Affiliate Acquisition
	(in millions)
Consideration:
Cash, net of cash acquired	$265	$318
Equity instruments	379	—
Settlement of pre-existing litigation	—	(23)

Fair value of consideration transferred	644	295
Fair value of Sprint’s equity interest in VMU before the acquisition	57	—

Total	$701	$295

Acquisition-related costs (included in selling, general and administrative in the results of operations for the year ended December 31, 2009)	$7	$4

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Other current assets	164	50
Property, plant and equipment	41	150
Identifiable intangibles	649	541
Other assets	17	6
Liabilities
Current liabilities	(238)	(75)
Long-term debt	(1)	(417)
Other long-term liabilities	(34)	(28)
Deferred tax liabilities	(145)	(57)

Total identifiable net assets	453	170
Goodwill	248	125

Total net assets and liabilities	$701	$295

Identifiable intangible assets acquired in the Acquisitions include the following:

	Estimated Fair Value	Weighted Average Useful Life
	(in millions)	(in years)
Trademarks	$279	37
Customer relationships	588	2
Reacquired rights	305	9
Other intangibles	18	6

Total	$1,190

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma combined historical results of VMU and iPCS, giving effect to the Acquisitions, assuming the transactions were consummated as of the beginning of the years ended December 31, 2009 and 2008 would not have been material to Sprint’s results of operations.

Note 4.	Investments

	December 31,
	2009	2008
	(in millions)
Marketable equity securities	$43	$37
Equity method and other investments	4,581	4,204

	$4,624	$4,241

Marketable equity securities

Investments in marketable equity securities are recognized at fair value and are considered available-for-sale securities. Accordingly, unrealized holding gains and losses on these securities are recognized in accumulated other comprehensive income (loss), net of related income tax. Realized gains or losses are measured and reclassified from accumulated other comprehensive income (loss) into earnings based on identifying the specific investments sold or where an other-than-temporary impairment exists. Gross unrealized holding gains and losses were insignificant for 2009 and 2008.

Equity Method Investment in Clearwire

Clearwire

In November 2008, we closed a transaction with Clearwire to combine our next-generation wireless broadband businesses. At closing, Sprint contributed assets with a carrying value of $3.3 billion, including our 2.5 gigahertz (GHz) spectrum and WiMAX related assets which, together with Clearwire’s existing business and cash contributions from other investors, is being used to build and operate a next-generation wireless broadband network that will provide entire communities with high-speed residential and mobile internet access services and residential voice services. As part of the arrangement, we entered into various agreements with Clearwire, including MVNO agreements under which Clearwire can purchase 3G CDMA, mobile voice and data communication services from Sprint for resale to end users and Sprint can purchase 4G wireless broadband services for resale to our end users. Amounts under these agreements were not yet material during 2009 as Clearwire continues the build-out of its 4G network.

In conjunction with the transaction, Clearwire agreed to reimburse Sprint for certain cash expenditures incurred prior to the closing of the transaction in the amount of $388 million. Approximately $213 million was paid by Clearwire during 2008 and the remaining $175 million was provided through a variable interest bearing note, maturing in May 2011, which is included in equity method and other investments. This reimbursement was accounted for as a reduction to the initial investment in Clearwire. Also, during the quarter ended December 31, 2008, we recognized a pre-tax gain within shareholders’ equity of $684 million ($424 million after tax) related to the difference between our share of Clearwire’s net assets upon close and the carrying value of the net assets we contributed to Clearwire. Equity in losses of Clearwire was $803 million for the year ended December 31, 2009, which represents our proportionate share of Clearwire’s net loss of $649 million and a pre-tax loss of $154 million ($96 million after tax) representing the finalization of ownership percentages, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to close.

On November 9, 2009, Sprint, in addition to other investors, entered into an agreement with Clearwire to invest a total of approximately $1.56 billion in exchange for Class B voting common stock of Clearwire Corporation and Class B non-voting common interests in Clearwire Communications LLC (together, “Class B

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Interests”). Sprint agreed to contribute $1.176 billion in three installments in exchange for approximately 160.4 million Class B Common Interests. During the fourth quarter 2009, Sprint’s net investment increased by approximately $1.1 billion in exchange for 155 million shares of Class B Common Interests. Sprint’s final installment of $50 million is expected to be contributed in the first quarter 2010 upon Clearwire’s satisfaction of certain closing conditions. In conjunction with Sprint’s additional contribution, we refinanced our note receivable from Clearwire which extended the maturity date to December 2015, fixed the interest rate at 12% and increased the face amount to $184 million.

As a result of these transactions, Sprint owns a 56% non-controlling interest in Clearwire, in the form of 525 million shares of Class B common stock in Clearwire Corporation and 525 million Class B common interests in Clearwire Communications LLC, as of December 31, 2009 for which the carrying value totaled $4.3 billion. Each share of Clearwire Corporation Class B common stock, together with one Clearwire Communications LLC Class B common interest, is exchangeable for one share of Clearwire Corporation’s Class A common stock, a publicly traded security. Sprint’s investment in Clearwire represents $8.25 per share based on the assumed exchange of our Class B common interests for Class A common shares. The market price of Clearwire’s publicly traded stock was $6.76 per share as of December 31, 2009. Sprint’s investment in Clearwire is part of our long-term plan to participate in the 4G wireless broadband market, and to benefit from Clearwire’s advantaged position in that market. Clearwire is continuing to execute its business plan, including building its 4G wireless broadband network, and Clearwire, Sprint and other investors are beginning to offer 4G products utilizing that network. Sprint does not intend to sell this investment in the foreseeable future, and recoverability of our investment is not affected by short-term fluctuations in Clearwire’s stock price. Sprint continues to believe the decline in Clearwire’s stock price is temporary and expects to recover fully the carrying value of the investment.

Summarized financial information for Clearwire is as follows:

	December 31,
	2009	2008
	(in millions)
Current assets	$3,877	$3,166
Noncurrent assets	7,391	5,958

Current liabilities	$543	$171
Noncurrent liabilities	2,952	1,450

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Revenues	$274	$20	$—
Operating expenses	(1,458)	(514)	(212)

Operating loss	$(1,183)	$(493)	$(212)

Net loss	$(1,254)	$(592)	$(225)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Financial Instruments

Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost which approximates fair value and, as such, are not included in the table below. Short-term investments (consisting primarily of time deposits and treasury securities) and marketable equity securities are measured on a recurring basis at amounts which approximate fair value. Any changes in fair value of assets or liabilities carried at fair value are recognized in other comprehensive income (loss) each period. The following table presents information regarding the method of valuation bases for assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs	Balance December 31, 2009
	(in millions)
Short-term investments	$105	$—	$—	$105
Marketable equity securities	43	—	—	43

	$148	$—	$—	$148

The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities is based on current market prices or interest rates. The following table presents carrying amounts and estimated fair values for these financial instruments:

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Long-term debt, financing and capital lease obligations	$21,061	$20,014	$21,610	$14,449

Note 6.	Property, Plant and Equipment

Network equipment, site costs and related software includes switching equipment, cell site towers, site development costs, radio frequency equipment, network software, digital fiber optic cable, transport facilities and transmission-related equipment. Buildings and improvements principally consists of owned general office facilities, retail stores and leasehold improvements. Non-network internal use software, office equipment and other primarily consists of furniture, information technology systems and equipment and vehicles. Construction in progress, which is not depreciated until placed in service, primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network. Interest incurred in connection with the construction of long-lived assets totaled $12 million, $123 million and $127 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	December 31, 2009	December 31, 2008
	(in millions)
Land	$332	$328
Network equipment, site costs and related software	36,992	38,273
Buildings and improvements	4,792	4,757
Non-network internal use software, office equipment and other	2,966	3,268
Construction in progress	1,111	1,840
Less accumulated depreciation	(27,913)	(26,093)

Property, plant and equipment, net	$18,280	$22,373

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Intangible Assets

Indefinite-Lived Intangibles

	December 31, 2007	Goodwill Impairment, Adjustments & Other	December 31, 2008	Net Additions	December 31, 2009
	(in millions)
FCC licenses(1)	$20,707	$(1,796)	$18,911	$591	$19,502
Trademarks	416	(7)	409	—	409
Goodwill(2)	978	(978)	—	373	373

	$22,101	$(2,781)	$19,320	$964	$20,284

(1)	During 2008, we contributed $2.5 billion of FCC licenses to Clearwire and acquired $1.0 billion of FCC licenses in our normal course of business, including our requirements under the Report and Order. In addition, we reduced FCC licenses by $265 million due to the reversal of unrecognized tax benefits. See note 11 for additional information.
(2)	During 2009, we recognized goodwill of $373 million associated with the acquisitions of VMU and iPCS (see Note 3).

We hold FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services: 1.9 GHz licenses utilized in the CDMA network, and 800 megahertz (MHz) and 900 MHz licenses utilized in the iDEN network. We also hold 1.9 GHz and other FCC licenses that are not currently being utilized. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have been identified as indefinite-lived intangible assets.

Goodwill

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the fourth quarter 2009, we acquired VMU and iPCS (see Note 3) and, based on our preliminary purchase price allocation, recorded $373 million of goodwill.

Goodwill Recoverability Assessment

The carrying value of Sprint’s goodwill is included in the Wireless segment which represents our wireless reporting unit. We estimate the fair value of the wireless reporting unit using discounted expected future cash flows, supported by the results of market approach valuation models. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our wireless reporting unit exceeds its estimated fair value, we estimate the fair value of goodwill to determine the amount of impairment loss, if any.

The determination of the estimated fair value of the wireless reporting unit and other assets and liabilities within the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, discount rate, terminal growth rate, operating income before depreciation and amortization (OIBDA) and capital expenditure forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit, as well as the fair values of the corresponding assets and liabilities within the wireless reporting unit, for reasonableness.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill Assessments

In 2007, we conducted our annual impairment assessment of our then $30.7 billion of goodwill. The majority of our goodwill was recorded in connection with prior business combinations including Nextel Communications, Inc., Nextel Partners, Inc., and other acquisitions such as certain PCS affiliates that provide services on the CDMA network. During the fourth quarter 2007, economic conditions began to decline and we experienced a sustained, significant decline in our stock price. The reduced market capitalization reflected the Wireless segment’s lower than expected performance, due in large part to net subscriber losses. Based on the results of our 2007 assessment, we estimated the fair value of our goodwill to be $978 million resulting in a goodwill impairment of $29.6 billion during the fourth quarter 2007.

During 2008, economic conditions continued to significantly deteriorate due, in part, to the ongoing credit crisis in the financial markets. Our updated forecasted cash flows of the wireless reporting unit resulted in a further reduction in the estimated fair value of the wireless reporting unit as compared to the 2007 estimate of fair value primarily reflecting several factors including, among others, the discount rate, our ability to attract and retain subscribers, particularly post-paid subscribers, expected reductions in average voice revenue per post-paid subscriber, and the costs of operating our wireless networks. Based on the results of our 2008 assessment, the estimated fair value of our goodwill was zero resulting in a goodwill impairment of $963 million during the fourth quarter 2008.

Intangible Assets Subject to Amortization

Sprint’s customer relationships are amortized over a period of two to five years using the sum of the years’ digits method. Other intangible assets primarily include certain rights under affiliation agreements that were reacquired in connection with the acquisitions of PCS Affiliates, and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel, Direct Connect and Virgin Mobile trade names, which are being amortized on a straight-line basis.

		December 31, 2009			December 31, 2008
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	2 to 5 years	$12,224	$(11,093)	$1,131	$12,220	$(10,288)	$1,932
Other intangible assets
Trademarks	10 to 37 years	1,169	(394)	775	889	(304)	585
Reacquired rights	9 to 14 years	1,572	(386)	1,186	1,268	(284)	984
Other	6 to 16 years	126	(40)	86	95	(30)	65

Total other intangible assets		2,867	(820)	2,047	2,252	(618)	1,634

		$15,091	$(11,913)	$3,178	$14,472	$(10,906)	$3,566

	2010	2011	2012	2013	2014
	(in millions)
Estimated amortization expense	$1,163	$407	$283	$245	$239

In conjunction with our annual assessments of indefinite-lived intangibles for impairment, we performed a recoverability test of the wireless long-lived assets. We included cash flow projections from wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the assumed sale of FCC licenses, trademarks and customer relationships. The estimated undiscounted future cash flows of the wireless long-lived assets exceeded their carrying amount and, as a result, no impairment charge was recorded. In addition, we re-assessed the remaining useful lives of these long-lived assets and concluded they were appropriate.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	December 31, 2009	December 31, 2008
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	0.65 – 9.25%	2010 – 2022	$4,250	$2,950
Sprint Capital Corporation	6.88 – 8.75%	2011 – 2032	9,854	10,454
Convertible senior notes
Nextel Communications, Inc.	5.25%	2010	—	607
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	4,780
Secured Notes
iPCS, Inc.	2.41 – 4.28%	2013 – 2014	479	—
Credit facilities – Sprint Nextel Corporation
Bank credit facility	3.00%	2010	—	1,000
Export Development Canada	3.39%	2012	750	750
Financing obligation	9.50%	2030	698	698
Capital lease obligations and other(1)	4.11 – 15.49%	2010 – 2022	190	204
Net premiums			60	167

			21,061	21,610
Less current portion			(768)	(618)

Long-term debt, financing and capital lease obligations			$20,293	$20,992

(1)	Includes $105 million in outstanding principal related to a consolidated variable interest entity.

As of December 31, 2009, Sprint Nextel Corporation, the parent corporation, had $5.0 billion in principal of debt outstanding, including the credit facilities. In addition, $14.6 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $9.9 billion issued by our finance subsidiary, Sprint Capital Corporation, is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries’ debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted.

As of December 31, 2009, about $1.4 billion of our outstanding debt, comprised of certain secured notes, financing and capital lease obligations and mortgages, is secured by $1.2 billion of gross property, plant and equipment and other assets. Cash interest payments were $1.4 billion, $1.4 billion and $1.5 billion during each of the years ended December 31, 2009, 2008 and 2007.

Notes

Notes consist of senior and serial redeemable senior notes that are unsecured and secured notes of iPCS, which are secured solely with the underlying assets of iPCS. Cash interest on these notes is generally payable semiannually in arrears. Approximately $18.4 billion of the notes are redeemable at the Company’s discretion including accrued interest. Our weighted average effective interest rate related to our senior notes was 6.5% in 2009 and 2008.

In December 2009, the Company assumed $417 million (net of a $62 million discount) of Secured Floating Rate Notes due in 2013 and 2014 as part of the acquisition of iPCS. The Company may redeem some or all of these notes at any time prior to maturity. If a change of control event (as defined in the iPCS indenture) occurs, iPCS will be required to make an offer to repurchase the outstanding principal in cash at a price equal to 101% of their principal amount.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On August 11, 2009, the Company issued $1.3 billion in principal of senior notes due 2017. Interest is payable semi-annually on February 15 and August 15 at a fixed rate of 8.375%. The Company may redeem some or all of these notes at any time prior to maturity. The notes are unsecured senior obligations and rank equally with the existing unsecured senior indebtedness. If a change of control event (as defined in the related indenture) occurs, Sprint will be required to make an offer to repurchase the notes in cash at a price equal to 101% of their principal amount. In May 2009, all outstanding 6.38% senior notes due 2009 were repaid totaling $600 million plus accrued and unpaid interest. On September 16, 2009, all outstanding 5.25% convertible senior notes due 2010 were redeemed at 100% of the principal amount totaling $607 million plus accrued and unpaid interest.

In 2008, the Company made payments of $1.3 billion, $235 million and $250 million toward the early redemption of 6.125% senior notes due November 2008, the extinguishment of US Unwired, Inc.’s 10% Second Priority Senior Secured Notes due 2012 and the extinguishment of Alamosa (Delaware), Inc.’s 8.5% Senior Notes due 2012, respectively.

Credit Facilities

As of December 31, 2009, $1.8 billion in letters of credit, including a $1.7 billion letter of credit required by the FCC’s Report and Order to reconfigure the 800 MHz band, were outstanding under our $4.5 billion revolving bank credit facility which expires on December 19, 2010. As a result, the Company had $2.7 billion of borrowing capacity available under this revolving bank credit facility as of December 31, 2009. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. The unsecured loan agreement with Export Development Canada will mature in March 2012 and has terms similar to those of the revolving bank credit facility.

In February 2008, we drew down $2.5 billion under our revolving bank credit facility. The proceeds were used to repay $1.7 billion in senior notes during the second and third quarters of 2008. During the second half of 2008, we repaid $1.5 billion of our revolving bank credit facility and, in the fourth quarter of 2009, we repaid the remaining outstanding balance of $1.0 billion.

Commercial Paper

In 2008, we repaid in full our commercial paper outstanding under our commercial paper program which commenced in 2006. The $2.0 billion program was backed by our revolving credit facility and reduced the amount we could borrow under the facility to the extent of the commercial paper outstanding.

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

Covenants

As of December 31, 2009, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. The maturity dates of the borrowings may accelerate if we do not comply with these covenants. A default under any of our borrowings could trigger defaults under other debt obligations, which in turn could result in the maturities being accelerated. The indentures that govern our outstanding senior notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined in the credit facility (adjusted EBITDA), exceeds 2.5 to 1.0. The Company also is obligated to repay the credit facilities if certain change-of-control events occur.

Future Maturities of Long-Term Debt, Financing Obligation and Capital Lease Obligations

For the years subsequent to December 31, 2009, scheduled annual principal payments of long-term debt, financing obligation and capital lease obligations outstanding as of December 31, 2009, are as follows:

(in millions)
2010	$768
2011	1,668
2012	2,770
2013	1,796
2014	1,371
2015 and thereafter	12,628

21,001
Add: premiums, discounts and adjustments, net	60

$21,061

Note 9.	Severance, Exit Costs and Asset Impairments

Liabilities for severance and exit costs are recognized based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans (VSP) a liability is recognized when the VSP is irrevocably accepted by the employee. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance and exit costs associated with business combinations were recorded as a component of the purchase price allocation in periods prior to 2009, generally resulting in additional goodwill. Beginning in 2009, in conjunction with recently adopted guidance on accounting for business combinations, the Company records severance and exit costs associated with business combinations in the results of operations when incurred.

Severance and Exit Costs Activity

During 2009, we recognized $400 million of severance and exit costs related primarily to the reduction in workforce announcements in 2009. Of these amounts, $307 million related to the Wireless segment and $93 million related to the Wireline segment. During 2008, we recognized $355 million of severance and exit costs related to the separation of employees and continued organizational realignment initiatives. Of these amounts, $270 million related to our Wireless segment, $62 million related to our Wireline segment and the remaining $23 million related to Corporate and other. In 2007 we recognized $230 million and $47 million of expenses for severance and exit costs related to our Wireless and Wireline segments, respectively.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provide the activity in the severance and exit costs liability, included in “Accrued expenses and other current liabilities.”

		2009 Activity
	December 31, 2008	Net Expense	Cash Payments and Other	December 31, 2009
	(in millions)
Exit costs	$113	$38	$(62)	$89
Severance	90	362	(342)	110

Total costs	$203	$400	$(404)	$199

		2008 Activity
	December 31, 2007	Net Expense	Cash Payments and Other	December 31, 2008
	(in millions)
Exit costs	$118	$42	$(47)	$113
Severance	32	313	(255)	90

Total costs	$150	$355	$(302)	$203

		2007 Activity
	December 31, 2006	Net Expense	Cash Payments and Other	December 31, 2007
	(in millions)
Exit costs	$160	$83	$(125)	$118
Severance	62	194	(224)	32

Total costs	$222	$277	$(349)	$150

Asset Impairment

In 2009, we recorded asset impairments of $47 million primarily related to network asset equipment in our Wireless segment, no longer necessary for management’s strategic plans. In 2008, we recorded asset impairments of $480 million primarily related to cell site development costs and network asset equipment in our Wireless segment, no longer necessary for management’s strategic plans. In 2007, we had asset impairments of $163 million, primarily attributable to our Wireless segment, which included the write-off of cell site development costs that we abandoned as the sites would not be used based on management’s strategic network plans, the sale of Velocita Wireless, and the closing of retail stores due to integration efforts.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Supplemental Financial Information

	December 31,
	2009	2008
	(in millions)
Accounts and notes receivable, net
Trade	$2,839	$3,165
Unbilled trade and other	363	472
Less allowance for doubtful accounts	(206)	(276)

	$2,996	$3,361

Prepaid expenses and other current assets
Prepaid expenses	$432	$380
Deferred charges and other	318	263

	$750	$643

Accounts payable(1)
Trade	$1,575	$1,574
Accrued interconnection costs	465	391
Construction obligations and other	227	173

	$2,267	$2,138

Accrued expenses and other current liabilities
Deferred revenues	$1,270	$1,139
Accrued taxes	388	438
Payroll and related	481	402
Accrued interest	405	384
Other	1,206	1,162

	$3,750	$3,525

Other liabilities
Deferred rental income—communications towers	$824	$864
Deferred rent	1,257	1,213
Accrued taxes—unrecognized tax benefits	176	345
Deferred revenue	204	207
Post-retirement benefits and other non-current employee related liabilities	525	913
Other	572	636

	$3,558	$4,178

(1)	Includes liabilities in the amounts of $150 million and $153 million as of December 31, 2009 and 2008, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes

Income tax benefit (expense) consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Current income tax benefit (expense)
Federal	$279	$17	$15
State	13	(15)	(7)

Total current income tax benefit	292	2	8

Deferred income tax benefit (expense)
Federal	963	1,110	84
State	(196)	153	242

Total deferred income tax benefit	767	1,263	326

Foreign income tax expense	(1)	(1)	(3)

Total income tax benefit	$1,058	$1,264	$331

The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Income tax benefit at the federal statutory rate	$1,223	$1,421	$10,421
Effect of:
Goodwill impairment	—	(278)	(10,237)
State income taxes, net of federal income tax effect	93	96	48
State law changes, net of federal income tax effect	(6)	32	105
Reduction in liability for unrecognized tax benefits	83	—	—
Tax expense related to equity awards	(33)	—	—
Change in valuation allowance	(281)	(38)	—
Other, net	(21)	31	(6)

Income tax benefit	$1,058	$1,264	$331

Effective income tax rate	30.3%	31.1%	1.1%

Income tax benefit (expense) allocated to other items was as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost(1)	$(87)	$234	$(10)
Unrealized gains/losses on securities(1)	(9)	11	(3)
Stock ownership, purchase and option arrangements(2)	(56)	(64)	(15)
Gain on deconsolidation of net assets contributed to Clearwire(2)	—	(260)	—
Goodwill, reduction of valuation allowance on acquired assets	—	—	93
Identifiable intangible assets	—	190	—

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)	These amounts have been recorded directly to shareholders’ equity—accumulated other comprehensive loss on the consolidated balance sheets.
(2)	These amounts have been recorded directly to shareholders’ equity—paid-in capital on the consolidated balance sheets.

We recognize deferred income taxes for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 2009 and 2008, along with the income tax effect of each, were as follows:

	December 31, 2009		December 31, 2008
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$—	$2,788	$—	$1,929
Capital loss carryforwards	—	40	—	74
Accruals and other liabilities	442	1,209	525	1,249
Tax credit carryforwards	—	479	—	650
Pension and other postretirement benefits	—	200	—	350

	442	4,716	525	4,252
Valuation allowance	(88)	(924)	(78)	(633)

	354	3,792	447	3,619

Deferred tax liabilities
Property, plant and equipment	—	2,658	—	3,133
Intangibles	—	6,667	—	6,551
Investments	—	1,048	—	1,033
Other	59	112	56	86

	59	10,485	56	10,803

Current deferred tax asset	$295		$391

Long-term deferred tax liability		$6,693		$7,184

During 2009 and 2008, we incurred $3 million and $55 million, respectively, of foreign loss which is included in loss before income taxes. During 2007, we had $132 million of foreign income included in loss before income taxes. We have no material unremitted earnings of foreign subsidiaries. Cash was paid for income taxes, net, of $31 million and $51 million in 2009 and 2007, respectively. Cash refunds for income taxes were received, net, totaling $30 million in 2008.

In 1998, we acquired $229 million of potential tax benefits related to net operating loss carryforwards in the controlling interest acquisition of our wireless joint venture, which we call the PCS Restructuring. The benefits acquired in the PCS Restructuring are subject to certain realization restrictions under various tax laws. We are required to reimburse the former cable company partners of the joint venture for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by us produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by us and will be made to the former cable company partners in shares of our stock. As of December 31, 2009, the unexpired carryforward benefits subject to this requirement total $177 million and we maintained a valuation allowance on the entire amount of these tax benefits.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, we had federal operating loss carryforwards of $6.4 billion and state operating loss carryforwards of $12 billion. Related to these loss carryforwards are federal tax benefits of $2.2 billion and net state tax benefits of $554 million. Approximately $324 million of the federal operating loss carryforwards expire prior to 2014 and the remaining $6.1 billion expire in varying amounts between 2018 and 2029. The state operating loss carryforwards expire in varying amounts through 2029.

In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $5.3 billion and state alternative minimum tax net operating loss carryforwards of $1.2 billion. The loss carryforwards expire in varying amounts through 2029. We also had available capital loss carryforwards of $108 million. Related to these capital loss carryforwards are tax benefits of $38 million. Capital loss carryforwards of $104 million expire in 2013 and the remaining $4 million expire in 2014.

We also had available $479 million of federal and state income tax credit carryforwards as of December 31, 2009. Included in this amount are $124 million of income tax credits which expire prior to 2014 and $219 million which expire in varying amounts between 2014 and 2029. The remaining $136 million do not expire.

Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. The valuation allowance related to deferred income tax assets increased by $301 million in 2009 and decreased by $12 million in 2008. The 2009 increase primarily results from a $306 million fourth quarter non-cash charge to establish additional valuation allowance on the deferred tax assets related to federal and state net operating and capital loss carryforwards. The 2008 decrease is primarily related to the utilization or expiration of income tax carryforwards and a reclassification to deferred tax liabilities.

The fourth quarter 2009 valuation allowance increase was necessary because our recent history of consecutive annual losses prevents us from continuing to rely on expected future income in evaluating the realizability of our deferred tax assets. Therefore, we do not expect to record significant tax benefits if additional operating losses are incurred in 2010.

We believe it is more likely than not that our deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets.

Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The total unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2009 and December 31, 2008 were $284 million and $449 million, respectively. At December 31, 2009, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $208 million, if recognized. As of December 31, 2009 and 2008, the accrued liability for income tax related interest was $42 million and $40 million, respectively. The accrued liability for penalties was $7 million and $13 million as of December 31, 2009 and 2008, respectively.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
	(in millions)
Balance at January 1	$449	$654
Additions based on current year tax positions	3	9
Additions based on prior year tax positions	7	38
Reductions for prior year tax positions	(37)	(18)
Reductions for settlements	(129)	(109)
Reductions for lapse of statute of limitations	(9)	(125)

Balance at December 31	$284	$449

The 2009 reduction in unrecognized tax benefits was principally attributable to income tax settlements with the U.S. federal jurisdiction. We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial. The Internal Revenue Service (IRS) is currently conducting an examination of our 2007 and 2008 consolidated income tax returns. They have completed the examination of our consolidated returns for years prior to 2007. We have reached settlement agreements with the Appeals division of the IRS for examination issues in dispute for years prior to 2005 with the exception of one issue which is immaterial to our consolidated financial position and results of operations. Resolution of the 2005 and 2006 disputed issues with the Appeals division of the IRS may be reached during the next 12 months; however, they are immaterial to our consolidated financial position and results of operations.

The disputed issues from the 2001 through pre-merger 2005 consolidated income tax returns of our subsidiary Nextel Communications, Inc. were resolved with the Appeals division and are immaterial to our consolidated financial position and results of operations. In addition, we are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative review or appellate process. Based on our current knowledge of the examinations, administrative reviews and appellate processes, we believe it is reasonably possible many of our uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to approximately $100 million in our unrecognized tax benefits.

Note 12.	Commitments and Contingencies

Litigation, Claims and Assessments

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties proceeded with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to our consolidated financial position or results of operations, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to our consolidated financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the Company

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

continues to defend the matters vigorously. We do not expect the resolution of this matter to have a material effect on our consolidated financial position or results of operations.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and our former independent auditor, were dismissed by the Court in April 2004. Our motion to dismiss the amended complaint was denied, and the parties are engaged in discovery. We do not expect the resolution of this matter to have a material effect on our consolidated financial position or results of operations.

Various other suits, proceedings and claims, including purported class actions typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position or results of operations.

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

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. These relocation costs are reviewed periodically based on actual costs incurred. As a result of this review, our letter of credit was reduced from $2.0 billion to $1.9 billion in June 2009, reduced to $1.8 billion in September 2009, and further reduced to $1.7 billion in November 2009 as approved by the FCC.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2008	Net Additions	Through December 31, 2009
	(in millions)
FCC licenses	$1,377	$579	$1,956
Property, plant and equipment(1)	150	7	157
Costs not benefiting our infrastructure or spectrum positions	238	37	275

	$1,765	$623	$2,388

(1)	Excluded from the table above are reconfiguration costs incurred to date which are based on allocations between reconfiguration activities and our normal network improvements. The methodology with which we have calculated these costs has not been approved by the independent Transition Administrator designated by the FCC to review our expenditures. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program.

When expended, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Total direct costs attributable to the spectrum reconfigurations are estimated to exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC and the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which are estimated to be approximately $200 million.

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008; however, the FCC has issued a significant number of waivers to 800 MHz licensees giving them additional time to complete their band reconfigurations, which may delay access to some of our 800 MHz replacement spectrum. Based on progress to date, a significant number of additional extension requests have been filed and more are expected. Under an October 2008 FCC Order, we may be required, on March 31, 2010, to relinquish some of our 800 MHz spectrum on a region-by-region basis prior to receiving 800 MHz replacement spectrum. On January 27, 2010, we asked the FCC to waive the requirement in certain regions where most public safety agencies have not yet vacated our replacement channels. This request is pending before the FCC. The Report and Order also contained an exception with respect to markets that border Mexico and Canada. The exception with respect to markets that border Canada was clarified on May 9, 2008 when the FCC issued the Canadian border plans to include a 30-month deadline for completion.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. These commitments in future years are as follows (in millions):

2010	$1,651
2011	1,622
2012	1,484
2013	1,350
2014	1,186
Thereafter	6,705

$13,998

Total rental expense was $1.8 billion in 2009 and 2008 and $2.0 billion in 2007.

Commitments

On July 7, 2009, Sprint entered into a seven-year agreement with an unaffiliated party which will assume the day-to-day execution of services, provisioning and maintenance for the Company’s wireless and wireline networks. The agreement, which contains an option to renew, will result in payments for services estimated to be between $4.5 billion and $5.0 billion over the initial term of the contract. We are also a party to other commitments, which includes service, spectrum, network capacity and other executory contracts in connection with conducting our business. As of December 31, 2009, the minimum amounts due under these commitments were as follows (in millions):

2010	$6,635
2011	2,038
2012	1,743
2013	1,389
2014	894
Thereafter	899

$13,598

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

Note 13.	Compensation Plans

As of December 31, 2009, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. Options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three or four years, and generally have a contractual term of ten years. Employees and directors who are granted restricted stock units are not required to pay for the shares but

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

During 2009, the number of shares available under the 2007 Plan increased by about 51 million to approximately 174 million common shares, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, or otherwise terminated. As of December 31, 2009, restricted stock units and options to acquire about 50 million shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 39 million shares were outstanding under the 1997 Program, options to acquire about 18 million shares were outstanding under the Nextel Plan and options to acquire about 18 million common shares were outstanding under the MISOP.

Restricted stock units granted in 2008 and 2007 generally have both performance and service requirements with vesting periods ranging from one to three years. Furthermore, restricted stock units awarded after the second quarter 2008 through the first quarter 2009 included quarterly performance targets. These awards, however, were not granted until after the performance targets had been met. Therefore, at the grant date these awards only had a remaining service requirement and vested six months following the last day of the applicable quarter. In the fourth quarter 2009, approximately 1 million restricted stock units were granted with service requirements only and graded vesting over a period of two or three years.

Under the Nextel Plan, outstanding Nextel deferred shares, or nonvested shares, which constitute an agreement to deliver shares upon the performance of service over a defined period of time, and grants of options to purchase Nextel common shares were converted at the time of the Sprint-Nextel merger into our nonvested shares or options to purchase a number of our common shares. These options vested on a monthly basis over periods of up to four years, and have a contractual term of ten years. Employees were not required to pay for the nonvested shares; however, they were required to remain employed with us until the restrictions on the shares lapsed. The nonvested shares generally vested over a service period ranging from several months to four years. Accelerated vesting was triggered with respect to certain deferred shares and options granted prior to the Sprint-Nextel merger as a result of the Sprint-Nextel merger.

At the time of the VMU acquisition, outstanding VMU restricted stock and restricted stock units, or nonvested shares, and grants of options to purchase VMU common shares which were awarded under the legacy VMU Plan were converted into our nonvested shares or options to purchase a number of our common shares using a ratio of 1.3668, with a corresponding adjustment to the option strike price. These options vest on a monthly basis over a period of ten to fifteen months, and have a contractual term of ten years. Employees are not required to pay for the nonvested shares; however, they must remain employed with us over a defined period of time until the restrictions on the shares lapse. The nonvested shares generally vest over a service period ranging from ten months to four years. The VMU Plan is no longer active as a result of the acquisition; however, terms of the awards remain consistent to those terms at the time the award was received or granted.

Under the MISOP, we granted stock options to employees eligible to receive annual incentive compensation. Eligible employees could elect to receive stock options in lieu of a portion of their target incentive under our annual incentive compensation plans. The options generally became exercisable on December 31 of the year granted and have a maximum contractual term of ten years. Under the MISOP, we also granted stock options to executives in lieu of long-term incentive compensation (LTIP-MISOP) options. The LTIP-MISOP options generally became exercisable on the third December 31 following the grant date and have a maximum term of ten years. MISOP options were granted with exercise prices equal to the market price of the underlying common stock on the grant date.

Under our ESPP, eligible employees may subscribe quarterly to purchase shares of our Series 1 common stock through payroll deductions of up to 20% of eligible compensation. Effective April 1, 2009 the

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

purchase price is equal to 95% of the market value on the last trading day of each quarterly offering period, modified from 90% of the market value in previous periods. The aggregate number of shares purchased by an employee may not exceed 9,000 shares or $25,000 of fair market value in any calendar year, subject to limitations imposed by the Internal Revenue Code. As of December 31, 2009, the ESPP has approximately 85 million shares authorized for future purchases. This includes 80 million shares authorized in the second quarter 2009 and is net of elections made in 2009 by employees participating in the fourth quarter 2009 offering period under the ESPP to purchase about 1 million of our common shares, which were issued in the first quarter 2010. Employees purchased these shares for $3.53 per share.

Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

Compensation Costs

The cost of employee services received in exchange for an award of equity-based securities is measured using the fair value of the award on the date of the grant, and that cost is recognized over the period that the award recipient is required to provide service in exchange for the award. Any awards of liability instruments to employees are measured at fair value at each reporting date through settlement. Share-based compensation cost related to awards with graded vesting is recognized using the straight-line method.

Pre-tax share-based compensation charges included in net loss from our share-based award plans were $81 million for 2009, $272 million for 2008 and $265 million for 2007. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards was $(3) million for 2009, $101 million for 2008 and $96 million for 2007.

As of December 31, 2009, there was $97 million of total unrecognized compensation cost related to non-vested share-based awards that are expected to be recognized over a weighted average period of 2.12 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was insignificant for 2009, $57 million for 2008 and $344 million for 2007.

Under our share-based payment plans, we had options and restricted stock units outstanding as of December 31, 2009. Forfeitures were estimated for share-based awards using a 10.2% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. The risk-free interest rate used is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the options. The volatility used is the implied volatility from traded options on our common shares. The expected dividend yield used is estimated based on our historical dividend yield and other factors. The expected term of options granted is estimated using the simplified method, defined as the average of the vesting term and the contractual term as our historical data is not expected to represent the future expected term of equity awards due to our severance activities over the last several years. Options outstanding as of December 31, 2009 include options granted under the 2007 Plan (including options exchanged in business combinations), the 1997 Program, the Nextel Plan and the MISOP, as discussed above.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the estimated fair value and assumptions used in determining the fair value of option awards granted during 2009, 2008 and 2007:

	2009	2008	2007
Weighted average grant date fair value	$3.07	$4.59	$6.05
Risk free interest rate	2.05% – 2.86%	2.76% – 3.30%	3.70% – 5.12%
Volatility	72.0% – 126.2%	69.7% – 98.5%	26.6% – 38.3%
Weighted average expected volatility	113.6%	77.3%	29.0%
Expected dividend yield	0.00%	0.00%	0.46% – 0.72%
Weighted average expected dividend yield	0.00%	0.00%	0.56%
Expected term (years)	6.25 – 6.5	6.0 – 6.5	6.0
Options granted (millions)	28	8	17

A summary of the status of the options under our option plans as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2009	130	$23.05
Granted	28	$3.60
Business combination exchange	1	$0.78
Exercised	—	—
Forfeited/expired	(51)	$25.49

Outstanding at December 31, 2009	108	$16.42	5.25	$7

Vested or expected to vest at December 31, 2009	102	$17.20	5.01	$6

Exercisable at December 31, 2009	73	$21.65	3.53	$0

As of December 31, 2009, there was $69 million of total unrecognized compensation cost related to unvested options and that cost is expected to be recognized over a weighted-average period of 2.51 years. The total intrinsic value of options exercised was insignificant during 2009, $9 million during 2008 and $150 million during 2007.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan (including units exchanged in business combinations) and the 1997 Program, as discussed above. A summary of the status of the restricted stock units as of December 31, 2009 and changes during the year ended December 31, 2009 is presented below:

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in thousands)
Outstanding January 1, 2009	5,220	13,948	$18.81	$6.97
Granted	—	5,630	—	$2.96
Business combination exchange	—	7,397	—	$3.75
Vested	(28)	(13,014)	$18.78	$4.57
Forfeited	(1,496)	(1,329)	$18.78	$7.78
Performance met	—	—	—	—
Performance not met	—	—	—	—

Outstanding December 31, 2009	3,696	12,632	$18.82	$5.68

As of December 31, 2009, there was $28 million of total unrecognized compensation cost related to restricted stock units that is expected to be recognized over a weighted-average period of 1.14 years. The total fair value of restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 was $53 million, $41 million and $78 million, respectively. The weighted-average grant date fair value of restricted stock units granted during 2009 was $2.96 per unit, compared with $6.03 per unit for 2008 and $18.43 per unit for 2007.

Most restricted stock units outstanding as of December 31, 2009 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance criteria has been met.

Note 14.	Shareholders’ Equity and Per Share Data

Our articles of incorporation authorize 6,620,000,000 shares of capital stock as follows:

•	6,000,000,000 shares of Series 1 voting common stock, par value $2.00 per share;

•	500,000,000 shares of Series 2 voting common stock, par value $2.00 per share;

•	100,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, no par value per share.

Classes of Common Stock

Series 1 Common Stock

The holders of our Series 1 common stock are entitled to one vote per share on all matters submitted for action by the shareholders. There were about 3.0 billion shares of Series 1 common stock outstanding as of December 31, 2009.

Series 2 Common Stock

The holders of our Series 2 common stock are entitled to 10% of one vote per share, but otherwise have rights that are substantially identical to those of the Series 1 common stock. There were about 35 million shares

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of Series 2 common stock outstanding as of December 31, 2009. In 2009, certain holders of our Series 2 common stock exercised their rights to convert 39.8 million Series 2 shares to 39.8 million Series 1 shares, resulting in a $80 million and $785 million reduction to common shares and paid in capital, respectively, and a corresponding $865 million reduction in treasury shares.

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

Dividends

We did not declare any dividends on our common shares in 2009 or 2008. We declared and paid a dividend of $0.025 per share on the Series 1 common stock and the Series 2 common stock in each of the quarters of 2007. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described in Note 8.

Share Repurchase Program

On July 25, 2006, our board of directors authorized a program for the purchase of up to $6.0 billion of our Series 1 common stock through open market purchases. We repurchased 185 million shares of our Series 1 common stock for $3.5 billion at an average price of $18.77 per share through 2007. The program expired in January 2008 and no additional repurchases were made.

Common Stock Reserved for Future Grants

As of December 31, 2009, Series 1 common stock reserved for future grants under plans providing for the grant of stock options and other equity-based awards, future grants under the employees stock purchase plan or future issuances under various other arrangements included:

Shares
(in millions)
Employees stock purchase plan	85
Officer and key employees’ and directors’ stock options and other equity-based awards	174

259

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows:

	As of December 31,
	2009	2008
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(397)	$(537)
Unrealized net (losses) gains related to investments	8	(6)
Foreign currency translation adjustments	37	19

Accumulated other comprehensive loss	$(352)	$(524)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of 28 million, 130 million and 124 million average shares issuable under our equity-based compensation plans as of December 31, 2009, 2008 and 2007, respectively, computed using the treasury stock method. All such potentially dilutive shares were antidilutive for 2009, 2008 and 2007 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

Note 15.	Segments

Sprint operates two reportable segments: Wireless and Wireline.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2009
Net operating revenues	$27,786	$4,471	$3	$32,260
Inter-segment revenues(1)	—	1,158	(1,158)	—
Total segment operating expenses	(22,588)	(4,408)	1,143	(25,853)

Segment earnings	$5,198	$1,221	$(12)	6,407

Less:
Depreciation and amortization				(7,416)
Other, net(2)				(389)

Operating loss				(1,398)
Interest expense				(1,450)
Equity in losses of unconsolidated investments, net			$(803)	(803)

Other income, net				157

Loss before income taxes				$(3,494)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2008
Net operating revenues	$30,427	$5,208	$—	$35,635
Inter-segment revenues(1)	—	1,124	(1,124)	—
Total segment operating expenses(3)	(23,651)	(5,157)	837	(27,971)

Segment earnings	$6,776	$1,175	$(287)	7,664

Less:
Depreciation and amortization				(8,407)
Goodwill impairment				(963)
Other, net(2)				(936)

Operating loss				(2,642)
Interest expense				(1,362)
Equity in losses of unconsolidated investments, net			$(145)	(145)

Other income, net				89

Loss before income taxes				$(4,060)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2007
Net operating revenues	$34,698	$5,479	$(31)	$40,146
Inter-segment revenues(1)	2	984	(986)	—
Total segment operating expenses(3)	(24,786)	(5,389)	829	(29,346)

Segment earnings	$9,914	$1,074	$(188)	10,800

Less:
Depreciation and amortization				(8,933)
Goodwill impairment				(29,649)
Other, net(2)				(958)

Operating loss				(28,740)
Interest expense				(1,433)
Equity in losses of unconsolidated investments, net			$(3)	(3)

Other income, net				401

Loss before income taxes				$(29,775)

Other Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2009
Capital expenditures(4)	$1,149	$267	$187	$1,603
Total assets(4)	42,338	2,987	10,099	55,424
2008
Capital expenditures(4)	$2,386	$522	$974	$3,882
Total assets(4)	46,977	3,494	8,079	58,550
2007
Capital expenditures(4)	$5,067	$567	$688	$6,322
Total assets(4)	55,065	3,629	5,601	64,295

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to wireless subscribers.
(2)	Other, net consists primarily of severance, exit costs and asset impairments offset by gains from other asset dispositions and exchanges. Merger and integration expenses of $130 million and $516 million are also included in Other, net in 2008 and 2007, respectively, representing costs primarily incurred to integrate systems, processes and networks related to the Sprint merger with Nextel. See Note 9 for additional information on severance, exit costs and asset impairments.
(3)	Included in the Corporate, Other and Eliminations results for 2008 and 2007 are operating expenses of $354 million and $194 million, respectively, related to the next-generation broadband wireless network that was contributed to Clearwire in a transaction that closed on November 28, 2008. Refer to note 4 for more information.
(4)	Corporate assets are not allocated to the operating segments and consist primarily of cash and cash equivalents, the corporate headquarters campus, our equity method investment in Clearwire, other assets managed at a corporate level and assets that were related to our 4G wireless broadband business that was subsequently contributed to Clearwire. Refer to note 4 for more information. Corporate capital expenditures include various administrative assets and assets that were contributed to Clearwire. Operating expenses related to corporate assets are allocated to each segment.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net operating revenues by service and products were as follows:

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
2009
Wireless services	$25,286	$—	$—	$25,286
Wireless equipment	1,954	—	—	1,954
Voice	—	2,563	(787)	1,776
Data	—	662	(129)	533
Internet	—	2,293	(242)	2,051
Other	546	111	3	660

Total net operating revenues	$27,786	$5,629	$(1,155)	$32,260

2008
Wireless services	$27,492	$—	$—	$27,492
Wireless equipment	1,992	—	(2)	1,990
Voice	—	3,079	(804)	2,275
Data	—	959	(127)	832
Internet	—	2,148	(192)	1,956
Other	943	146	1	1,090

Total net operating revenues	$30,427	$6,332	$(1,124)	$35,635

2007
Wireless services	$31,044	$—	$—	$31,044
Wireless equipment	2,595	—	(36)	2,559
Voice	—	3,509	(820)	2,689
Data	—	1,210	(92)	1,118
Internet	—	1,575	(71)	1,504
Other	1,061	169	2	1,232

Total net operating revenues	$34,700	$6,463	$(1,017)	$40,146

(1)	Revenues eliminated in consolidation consist primarily of Wireline services provided to the Wireless segment for resale to wireless subscribers.

Note 16.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2009
Net operating revenues	$8,209	$8,141	$8,042	$7,868
Operating loss	(487)	(113)	(254)	(544)
Net loss(1)	(594)	(384)	(478)	(980)
Basic and diluted loss per common share(2)	(0.21)	(0.13)	(0.17)	(0.34)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2008
Net operating revenues	$9,334	$9,055	$8,816	$8,430
Operating loss(3)	(498)	(210)	(205)	(1,729)
Net loss(3)	(505)	(344)	(326)	(1,621)
Basic and diluted loss per common share (2)	(0.18)	(0.12)	(0.11)	(0.57)

(1)	In the first quarter 2009, we recorded a $154 million non-cash loss representing the finalization of our ownership percentages in Clearwire. In the fourth quarter 2009, we recorded a non-cash gain of $151 million related to our non-controlling interest in VMU as well as an increase in our tax valuation allowance of $306 million.
(2)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.
(3)	In the fourth quarter 2008, we performed our annual goodwill analysis and recorded a non-cash goodwill impairment charge of $963 million. In addition, we recorded asset impairments, gains on dispositions of assets and lease exit costs of $493 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Clearwire Corporation

Kirkland, Washington

We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (formerly the WiMAX Operations of Sprint Nextel Corporation) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on November 28, 2008, Clearwire Corporation and the WiMAX Operations of Sprint Nextel Corporation (the “Sprint WiMAX Business”) completed a business combination. The accounts of the Sprint WiMAX Business for the period from January 1, 2008 through November 28, 2008, have been prepared from the separate records maintained by Sprint Nextel Corporation and reflect allocations of expenses from Sprint Nextel Corporation and, therefore, may not necessarily be indicative of the financial position, results of operations, and cash flows that would have resulted had the Sprint WiMAX Business functioned as a stand-alone operation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 (not presented herein), expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Clearwire Corporation (formerly the WiMAX Operations of Sprint Nextel Corporation):

We have audited the statements of operations, cash flows and business equity (included within the statement of stockholders’ equity and comprehensive loss) of the WiMAX Operations of Sprint Nextel Corporation for the year ended December 31, 2007. These financial statements are the responsibility of Sprint Nextel Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the WiMAX Operations of Sprint Nextel Corporation for the year ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Kansas City, Missouri

August 4, 2008

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,698,017	$1,206,143
Short-term investments	2,106,661	1,901,749
Restricted cash	1,166	1,159
Accounts receivable, net of allowance of $1,956 and $913	6,253	4,166
Notes receivable	5,402	4,837
Inventory, net	12,624	3,174
Prepaids and other assets	46,466	44,644

Total current assets	3,876,589	3,165,872
Property, plant and equipment, net	2,596,520	1,319,945
Restricted cash	5,620	8,381
Long-term investments	87,687	18,974
Spectrum licenses, net	4,495,134	4,471,862
Other intangible assets, net	91,713	122,808
Investments in equity investees	10,647	10,956
Other assets	103,943	5,369

Total assets	$11,267,853	$9,124,167

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and other current liabilities	$527,367	$145,417
Deferred revenue	16,060	11,761
Current portion of long-term debt	—	14,292

Total current liabilities	543,427	171,470
Long-term debt, net	2,714,731	1,350,498
Deferred tax liabilities, net	6,353	4,164
Other long-term liabilities	230,974	95,225

Total liabilities	3,495,485	1,621,357
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000,000 shares authorized; 196,766,715 and 190,001,706 shares issued and outstanding, respectively	20	19
Class B common stock, par value $0.0001, 1,000,000,000 shares authorized; 734,238,872 and 505,000,000 shares issued and outstanding, respectively	73	51
Additional paid-in capital	2,000,061	2,092,861
Accumulated other comprehensive income	3,745	3,194
Accumulated deficit	(413,056)	(29,933)

Total Clearwire Corporation stockholders’ equity	1,590,843	2,066,192
Non-controlling interests	6,181,525	5,436,618

Total stockholders’ equity	7,772,368	7,502,810

Total liabilities and stockholders’ equity	$11,267,853	$9,124,167

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Revenues	$274,458	$20,489	$—
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	422,116	131,489	48,865
Selling, general and administrative expense	568,063	150,940	99,490
Depreciation and amortization	208,263	58,146	3,979
Spectrum lease expense	259,359	90,032	60,051
Transaction related expenses	—	82,960	—

Total operating expenses	1,457,801	513,567	212,385

Operating loss	(1,183,343)	(493,078)	(212,385)
Other income (expense):
Interest income	9,691	1,091	—
Interest expense	(69,468)	(16,545)	—
Other income (expense), net	(10,014)	(22,208)	4,022

Total other income (expense), net	(69,791)	(37,662)	4,022

Loss before income taxes	(1,253,134)	(530,740)	(208,363)
Income tax provision	(712)	(61,607)	(16,362)

Net loss	(1,253,846)	(592,347)	(224,725)
Less: non-controlling interests in net loss of consolidated subsidiaries	928,264	159,721	—

Net loss attributable to Clearwire Corporation	$(325,582)	$(432,626)	$(224,725)

Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(1.72)	$(0.16)

Diluted	$(1.74)	$(0.28)

Weighted average Class A Common Shares outstanding:
Basic	194,696	189,921

Diluted	741,071	694,921

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(1,253,846)	$(592,347)	$(224,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	712	61,607	16,362
Losses from equity investees, net	1,202	174	—
Non-cash fair value adjustments on swaps	(6,939)	6,072	—
Other-than-temporary impairment loss on investments	10,015	17,036	—
Non-cash interest expense	66,375	1,667	—
Depreciation and amortization	208,263	58,146	3,979
Amortization of spectrum leases	57,898	17,109	—
Non-cash rent	108,953	—	—
Share-based compensation	27,512	6,465	—
Loss on settlement of pre-existing lease arrangements	—	80,573	—
Loss/(gain) on disposal or write-off of property, plant and equipment	77,957	(204)	—
Gain on extinguishment of debt	(8,252)	—	—
Changes in assets and liabilities, net of effects of acquisition:
Inventory	(9,450)	(892)	—
Accounts receivable	(2,381)	402	—
Prepaids and other assets	(64,930)	6,354	(135,135)
Prepaid spectrum licenses	(23,861)	(63,138)	—
Accounts payable and other liabilities	338,288	(5,330)	—

Net cash used in operating activities	(472,484)	(406,306)	(339,519)
Cash flows from investing activities:
Capital expenditures	(1,450,238)	(534,196)	(329,469)
Payments for spectrum licenses and other intangible assets	(46,816)	(109,257)	(353,611)
Purchases of available-for-sale investments	(3,571,154)	(1,774,324)	—
Disposition of available-for-sale investments	3,280,455	—	—
Net cash acquired in acquisition of Old Clearwire	—	171,780	—
Other investing	4,754	167	—

Net cash used in investing activities	(1,782,999)	(2,245,830)	(683,080)
Cash flows from financing activities:
Net advances from Sprint Nextel Corporation	—	532,165	1,022,599
Sprint Nextel Corporation pre-closing financing	—	392,196	—
Repayment of Sprint Nextel Corporation pre-closing financing	—	(213,000)	—
Principal payments on long-term debt	(1,171,775)	(3,573)	—
Proceeds from issuance of long-term debt	2,467,830	—	—
Debt financing fees	(44,217)	(50,000)	—
Strategic investors cash contribution	1,481,813	3,200,037	—
Proceeds from issuance of common stock	12,196	—	—
Other financing	—	(70)	—

Net cash provided by financing activities	2,745,847	3,857,755	1,022,599
Effect of foreign currency exchange rates on cash and cash equivalents	1,510	524	—

Net increase in cash and cash equivalents	491,874	1,206,143	—
Cash and cash equivalents:
Beginning of period	1,206,143	—	—

End of period	$1,698,017	$1,206,143	$—

Supplemental cash flow disclosures:
Cash paid for interest	$119,277	$7,432	$—
Swap interest paid	$13,915	$—	$—
Non-cash investing and financing activities:
Conversion of Old Clearwire Class A shares into New Clearwire Class A shares	$—	$894,433	$—
Common stock of Sprint Nextel Corporation issued for spectrum licenses	$—	$4,000	$100,000
Fixed asset purchases in accounts payable	$89,792	$40,761	$—
Fixed asset purchases included in advances and contributions from Sprint Nextel Corporation	$—	$—	$164,652
Spectrum purchases in accounts payable	$—	$10,560	$—

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Years Ended December 31, 2009, 2008 and 2007

	Class A Common Stock		Class B Common Stock		Additional Paid In Capital	Business Equity of Sprint WiMAX Business	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	Shares	Amounts	Shares	Amounts
	(In thousands)
Balances at January 1, 2007 (Inception)	—	$—	—	$—	$—	$1,402,410	$—	$—	$—	$1,402,410
Net advances from Sprint Nextel Corporation	—	—	—	—	—	1,287,251	—	—	—	1,287,251
Net loss	—	—	—	—	—	(224,725)	—	—	—	(224,725)

Comprehensive loss										(224,725)

Balances at December 31, 2007	—	—	—	—	—	2,464,936	—	—	—	2,464,936
Net advances from Sprint Nextel Corporation	—	—	—	—	—	451,925	—	—	—	451,925
Net loss(a)	—	—	—	—	—	(402,693)	—	—	—	(402,693)

Comprehensive loss(a)						—				(402,693)
Deferred tax liability retained by Sprint Nextel Corporation	—	—	—	—	—	755,018	—	—	—	755,018

Total Sprint Nextel Corporation contribution at November 28, 2008	—	—	—	—	—	3,269,186	—	—	—	3,269,186
Allocation of Sprint Nextel Corporation business equity at closing to Clearwire	—	—	—	—	—	(3,269,186)	—	—	—	(3,269,186)
Recapitalization resulting from strategic transaction	189,484	19	505,000	51	2,092,005	—	—	—	5,575,480	7,667,555
Net loss(a)	—	—	—	—	—	—	—	(29,933)	(159,721)	(189,654)
Foreign currency translation adjustment	—	—	—	—	—	—	2,682	—	7,129	9,811
Unrealized gain on investments	—	—	—	—	—	—	512	—	1,361	1,873

Comprehensive loss(a)									(151,231)	(177,970)
Share-based compensation and other capital transactions	518	—	—	—	856	—	—	—	12,369	13,225

Balances at December 31, 2008	190,002	19	505,000	51	2,092,861	—	3,194	(29,933)	5,436,618	7,502,810
Net loss	—	—	—	—	—	—		(325,582)	(928,264)	(1,253,846)
Foreign currency translation adjustment	—	—	—	—	—	—	254	—	42	296
Unrealized gain on investments	—	—	—	—	—	—	297	—	1,622	1,919

Comprehensive loss									(926,600)	(1,251,631)
Issuance of Class A common stock	588	—	—	—	10,000	—	—	—	—	10,000
Issuance of Clearwire Class A and B common stock related to post-closing adjustment	4,412	1	23,824	2	(33,632)	—	—	—	33,632	3
Issuance of Class B common stock, net of issuance costs	—	—	205,415	20	(140,253)	—	—	—	1,622,043	1,481,810
Rights offering — dividend	—	—	—	—	57,541	—	—	(57,541)	—	—
Share-based compensation and other capital transactions	1,765	—	—	—	13,544	—	—	—	15,832	29,376

Balances at December 31, 2009	196,767	$20	734,239	$73	$2,000,061	$—	$3,745	$(413,056)	$6,181,525	$7,772,368

(a)	Net loss for the year ended December 31, 2008 was ($592,347) and comprehensive loss was ($580,663).

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Business

We started operations on January 1, 2007 as a developmental stage company representing a collection of assets, related liabilities and activities accounted for in various legal entities that were wholly-owned subsidiaries of Sprint Nextel Corporation, which we refer to as Sprint or the Parent. The nature of the assets held by the Sprint legal entities was primarily 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses and certain property, plant and equipment related to the Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, network. The acquisition of the assets was funded by the Parent. As Sprint had acquired significant amounts of FCC licenses on our behalf in the past, these purchases have been presented as part of the opening business equity as principal operations did not commence until January 1, 2007, at which time the operations qualified as a business pursuant to Rule 11-01(d) of Regulation S-X. From January 1, 2007 through November 28, 2008, we conducted our business as the WiMAX Operations of Sprint, which we refer to as the Sprint WiMAX Business, with the objective of developing a next generation wireless broadband network.

On May 7, 2008, Sprint announced that it had entered into a definitive agreement with the legacy Clearwire Corporation, which we refer to as Old Clearwire, to combine both of their next generation wireless broadband businesses to form a new independent company to be called Clearwire Corporation, which we refer to as Clearwire. In addition, five independent partners, including Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks LLC, collectively, whom we refer to as the Investors, agreed to invest $3.2 billion in Clearwire and its subsidiary Clearwire Communications LLC, which we refer to as Clearwire Communications. On November 28, 2008, which we refer to as the Closing, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire and the Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. Prior to the Closing, the activities and certain assets of the Sprint WiMAX Business were transferred to a single legal entity that was contributed to Clearwire at close in exchange for an equity interest in Clearwire. The transactions described above are collectively referred to as the Transactions. Immediately after the Transactions, we owned 100% of the voting interests and 27% of the economic interests in Clearwire Communications, which we consolidate as a controlled subsidiary. Clearwire holds no assets other than its interests in Clearwire Communications.

On the Closing, Old Clearwire, and the Sprint WiMAX Business, combined to form a new independent company, Clearwire. The consolidated financial statements of Clearwire and subsidiaries are the results of the Sprint WiMAX Business, from January 1, 2007 through November 28, 2008 and include the results of the combined entities thereafter for the period from November 29, 2008 through December 31, 2009. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and accounting predecessor. The assets acquired and liabilities assumed of Old Clearwire have been accounted for at fair value in accordance with the purchase method of accounting, and its results of operations have been included in our consolidated financial results beginning on November 29, 2008.

The accounts and financial statements of Clearwire for the period from January 1, 2007 through November 28, 2008 have been prepared from the separate records maintained by Sprint. Further, such accounts and financial statements include allocations of expenses from Sprint and therefore may not necessarily be indicative of the financial position, results of operations and cash flows that would have resulted had we functioned as a stand-alone operation. Sprint directly assigned, where possible, certain costs to us based on our actual use of the shared services. These costs include network related expenses, office facilities, treasury services, human resources, supply chain management and other shared services. Cash management was performed on a consolidated basis, and Sprint processed payables, payroll and other transactions on our behalf. Assets and liabilities which were not specifically identifiable to us included:

•	Cash, cash equivalents and investments, with activity in our cash balances being recorded through business equity;

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Accounts payable, which were processed centrally by Sprint and were passed to us through intercompany accounts that were included in business equity; and

•	Certain accrued liabilities, which were passed through to us through intercompany accounts that were included in business equity.

Our statement of cash flows prior to the Closing presents the activities that were paid by Sprint on our behalf. Financing activities include funding advances from Sprint, presented as business equity, since Sprint managed our financing activities on a centralized basis. Further, the net cash used in operating activities and the net cash used in investing activities for capital expenditures and acquisitions of FCC licenses and patents represent transfers of expenses or assets paid for by other Sprint subsidiaries. No cash payments were made by us for income taxes or interest prior to the Closing.

We will be focused on expediting the deployment of the first nationwide 4G mobile broadband network to provide a true mobile broadband experience for consumers, small businesses, medium and large enterprises, public safety organizations and educational institutions. We expect to deploy our mobile WiMAX technology, based on the IEEE 802.16e standard, in our planned markets using 2.5 GHz FCC licenses.

2.    Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission, which we refer to as the SEC. The following is a summary of our significant accounting policies:

Principles of Consolidation — The consolidated financial statements include all of the assets, liabilities and results of operations of our wholly-owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. Investments in entities that we do not control and are not the primary beneficiary, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. All intercompany transactions are eliminated in consolidation.

Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and include net income (loss) attributable to our non-controlling interests in net income (loss). We allocate net income (loss), other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute our non-controlling interests their share of losses even if that attribution results in a deficit non-controlling interest balance.

Reclassifications — Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Use of Estimates — Our accounting policies require management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.

Significant estimates inherent in the preparation of the accompanying financial statements include: impairment analysis of spectrum licenses with indefinite lives, the recoverability and determination of useful lives for long-lived assets, which include property, plant and equipment and other intangible assets, tax valuation allowances, and share-based compensation related to equity-based awards granted.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events — We evaluated subsequent events occurring through the date the financial statements were issued.

Cash and Cash Equivalents — Cash equivalents consist of money market mutual funds and highly liquid short-term investments with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. Cash and cash equivalents exclude cash that is contractually restricted for operational purposes. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and management believes the credit risk related to these balances to be minimal.

Restricted Cash — Restricted cash consists primarily of amounts we have set aside to satisfy certain contractual obligations and is classified as a current or noncurrent asset based on its designated purpose. The majority of this restricted cash relates to outstanding letters of credit.

Investments — We have an investment portfolio comprised of U.S. Treasuries and other debt securities. The value of these securities is subject to market and credit volatility during the period the investments are held and until their sale or maturity. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments that are available for current operations are recorded as short-term investments when the original maturities are greater than three months but remaining maturities are less than one year. Our investments with maturities of more than one year are recorded as long-term investments. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Realized gains and losses are measured and reclassified from accumulated other comprehensive income (loss) on the basis of the specific identification method.

We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. We make significant judgments in considering these factors. If it is judged that a decline in fair value is other-than-temporary, a realized loss equal to the decline is reflected in the consolidated statement of operations, and a new cost basis in the investment is established.

We account for certain of our investments using the equity method based on our ownership interest and our ability to exercise significant influence. Accordingly, we record our investment initially at cost and we adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period. We cease to recognize investee losses when our investment basis is zero.

Fair Value Measurements — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, cost and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. Based on the observability of the inputs used in the valuation techniques, we are required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and financial liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1:    Quoted market prices in active markets for identical assets or liabilities

Level 2:    Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:    Unobservable inputs that are not corroborated by market data

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair value is based upon internally developed models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions that a market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available. See Note 12, Fair Value, for further information.

Accounts Receivable — Accounts receivables are stated at amounts due from customers net of an allowance for doubtful accounts.

Inventory — Inventory primarily consists of customer premise equipment, which we refer to as CPE, and other accessories sold to customers and is stated at the lower of cost or net realizable value. Cost is determined under the average cost method. We record inventory write-downs for obsolete and slow-moving items based on inventory turnover trends and historical experience.

Property, Plant and Equipment — Property, plant and equipment, which we refer to as PP&E, is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets once the assets are placed in service. Our network construction expenditures are recorded as construction in progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate PP&E category. We capitalize costs of additions and improvements, including direct costs of constructing PP&E and interest costs related to construction. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Maintenance and repairs are expensed as incurred.

PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we would determine the recoverability of the asset’s carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference. For purposes of recognition and measurement, we group our long-lived assets, including PP&E and intangible assets with definite useful lives, at the lowest level for which there are identifiable cash flows which are largely independent of other assets and liabilities, and we test for impairment on an aggregated basis for assets in the United States consistent with the management of the business on a national scope. There were no PP&E impairment losses recorded in the years ended December 31, 2009, 2008 and 2007.

In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our network, including equipment and cell site development costs. This assessment includes the write-off of network equipment for estimated shrinkage experienced during the deployment process and the write-off of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet management’s strategic network plans and will not be deployed.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internally Developed Software — We capitalize costs related to computer software developed or obtained for internal use. Software obtained for internal use has generally been enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software, which is generally three years. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred.

Spectrum Licenses — Spectrum licenses primarily include owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives, and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairment of our indefinite lived intangible assets in any of the periods presented.

Spectrum licenses with definite useful lives and favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of the definite lived licenses and spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for spectrum licenses with definite useful lives and favorable spectrum leases in the years ended December 31, 2009, 2008 and 2007.

Other Intangible Assets — Other intangible assets consist of subscriber relationships, trademarks and patents, and are stated at cost net of accumulated amortization, for those other intangible assets with definite lives. Amortization is calculated using either the straight-line method or an accelerated method over the assets’ estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment losses for our other intangible assets in the years ended December 31, 2009, 2008 and 2007.

Derivative Instruments and Hedging Activities — In the normal course of business, we may be exposed to the effects of interest rate changes. We have limited our exposure by adopting established risk management policies and procedures, including the use of derivative instruments. It is our policy that derivative transactions are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. We record all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting. Our derivative instruments are undesignated, with changes in fair value recognized currently in the consolidated statement of operations. See Note 11, Derivative Instruments, for further information.

Debt Issuance Costs — Debt issuance costs are initially capitalized as a deferred cost and amortized to interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expenses), net in the consolidated statements of operations. Unamortized debt issuance costs are recorded in other assets in the consolidated balance sheets.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Capitalization — We capitalize interest related to our owned spectrum licenses and the related construction of our network infrastructure assets. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use (generally when a market is launched). Interest is capitalized on construction in progress and spectrum licenses accounted for as intangible assets with indefinite useful lives. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets and depreciated over the useful life of those assets.

Income Taxes — We record deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recorded for net operating loss, capital loss, and tax credit carryforwards. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount considered more likely than not to be realized. We also apply a recognition threshold that a tax position is required to meet before being recognized in the financial statements.

Revenue Recognition — We primarily earn revenue by providing access to our high-speed wireless network. Also included in revenue are leases of CPE and additional add-on services, including personal and business email and static Internet Protocol. Revenue from customers is billed one month in advance and recognized ratably over the contracted service period. Revenues associated with the sale of CPE and other equipment to customers is recognized when title and risk of loss is transferred to the customer. Shipping and handling costs billed to customers are classified as revenue. Activation fees charged to the customer are deferred and recognized as revenues on a straight-line basis over the average estimated life of the customer relationship of 3 years.

Revenue arrangements with multiple deliverables are divided into separate units of accounting based on the deliverables’ relative fair values if the there is objective and reliable evidence of fair value for all deliverables in the arrangement. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, gross revenue is recorded. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as commissions earned. Promotional discounts treated as cash consideration are recorded as a reduction of revenue.

Advertising Costs — Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising expense was $99.1 million, $7.5 million and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development — Research and development costs are expensed as incurred. Research and development expense was $6.4 million, $350,000 and $0 for the years ended December 31, 2009, 2008 and 2007, respectively.

Net Loss per Share — Basic net loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing loss attributable to common stockholders by the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Common stock equivalents typically consist of the common stock issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive common stock equivalents are excluded from the calculation of diluted loss per share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. See Note 16, Net Loss Per Share, for further information.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation — The estimate of share-based compensation expense requires complex and subjective assumptions, including the stock price volatility, employee exercise patterns (expected life of the options), future forfeitures, and related tax effects. Share-based compensation expense on new awards and for awards modified, repurchased, or cancelled is based on the estimated grant-date fair value, using the Black-Scholes option pricing model, and is recognized, net of a forfeiture rate on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in substance, multiple awards.

Operating Leases — We have operating leases for spectrum licenses, towers and certain facilities, and equipment for use in our operations. Certain of our spectrum licenses are leased from third-party holders of Educational Broadband Service, which we refer to as EBS, spectrum licenses granted by the FCC. EBS licenses authorize the provision of certain communications services on the EBS channels in certain markets throughout the United States. We account for these spectrum leases as executory contracts which are similar to operating leases. Signed leases which have unmet conditions required to become effective are not amortized until such conditions are met and are included in spectrum licenses in the accompanying consolidated balance sheets, if such leases require upfront payments. For leases containing scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease, including the expected renewal periods as appropriate. For leases containing tenant improvement allowances and rent incentives, we record deferred rent, which is a liability, and that deferred rent is amortized over the term of the lease, including the expected renewal periods as appropriate, as a reduction to rent expense.

Foreign Currency — Our international subsidiaries generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded in the consolidated statement of operations.

Concentration of Risk — We believe that the geographic diversity of our customer base and retail nature of our product minimizes the risk of incurring material losses due to concentrations of credit risk.

Recent Accounting Pronouncements

In June and December 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under the current accounting guidance. The new accounting guidance is effective for fiscal years and interim periods beginning after November 15, 2009. We are currently evaluating the impact of the new guidance on our financial condition and results of operations.

In August 2009, the FASB issued new accounting guidance for the fair value measurement of liabilities when a quoted price in an active market is not available. We adopted the new accounting guidance on October 1, 2009. The adoption did not have any impact on our financial condition or results of operations.

In October 2009, the FASB issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We are currently evaluating the impact of the new guidance on our financial condition and results of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires separate disclosure for transfers between Level 1 and 2 and the activities in Level 3 reconciliation on a gross basis. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years and interim periods beginning after December 15, 2010. The new accounting guidance only amended the disclosure requirements related to fair value measurements, therefore we do not expect the adoption to have any impact on our financial condition or results of operations.

3.    Strategic Transactions

Private Placement

On November 9, 2009, we entered into an investment agreement, which we refer to as the Investment Agreement, with each of Sprint, Comcast Corporation, which we refer to as Comcast, Intel Corporation, which we refer to as Intel, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, and Eagle River Holdings LLC, which we refer to as Eagle River, who we collectively refer to as the Participating Equityholders, providing for additional equity investments by the Participating Equityholders and new debt investments by certain of these investors. The Investment Agreement sets forth the terms of the transactions pursuant to which the Participating Equityholders will invest in Clearwire Communications an aggregate of approximately $1.564 billion in exchange for 213,369,711 shares of Clearwire Communications non-voting Class B equity interests and Clearwire Communications voting interests, which we refer to as the Private Placement, and the investment by certain of the Participating Equityholders in senior secured notes, discussed below, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the senior term loan facility that we assumed from Old Clearwire, which we refer to as the Senior Term Loan Facility.

Additionally, on November 24, 2009, Clearwire Communications completed an offering of $1.85 billion 12% senior secured notes due 2015 (including the Rollover Notes), followed by a second offering of $920 million 12% senior secured notes due 2015 that closed on December 9, 2009, which we refer to collectively as the Senior Secured Notes. See Note 10, Long-term Debt.

The Private Placement was to be consummated in three closings. On November 9, 2009, the Participating Equityholders contributed in aggregate approximately $1.057 billion in cash in exchange for 144,231,268 Clearwire Communications non-voting Class B equity interests, which we refer to as Clearwire Communications Class B Common Interests, and Clearwire Communications voting interests, which we refer to as Clearwire Communications Voting Interests, pro rata based on their respective investment amounts. We refer to this closing as the First Investment Closing. On December 21, 2009, the Participating Equityholders contributed in aggregate approximately $440.3 million in cash in exchange for 60,066,822 Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests. We refer to this closing as the Second Investment Closing. The remaining approximately $66.5 million to be contributed under the Investment Agreement will close when certain financial information is provided to Sprint for use in its financial reporting with respect to the fiscal year ending December 31, 2009. We refer to the consummation of this purchase as the Third Investment Closing.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the Private Placement, the Participating Equityholders agreed to invest in Clearwire Communications a total of $1.564 billion in exchange for Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests in the following amounts (in millions, except for Interests):

Investor	Investment	Interests
Sprint	$1,176.0	160,436,562
Comcast	196.0	26,739,427
Time Warner Cable	103.0	14,051,841
Bright House	19.0	2,592,087
Intel	50.0	6,821,282
Eagle River	20.0	2,728,512

	$1,564.0	213,369,711

Immediately following the receipt by the Participating Equityholders of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests, each of the Participating Equityholders agreed to contribute to Clearwire its Clearwire Communications Voting Interests in exchange for an equal number of shares of Clearwire’s Class B common stock, par value $0.0001 per share, which we refer to as Class B Common Stock.

Under the Investment Agreement, in exchange for the purchase by Sprint, Comcast, Time Warner Cable and Bright House of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests in amounts exceeding certain amounts stipulated in the Investment Agreement, Clearwire Communications agreed to pay a fee, which we refer to as an Over Allotment Fee, equal to the following amounts. Such fee is payable in cash, or Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests, at the option of the Participating Equityholder:

Investor	Over Allotment Fee
Sprint	$18,878,934
Comcast	$3,135,911
Time Warner Cable	$1,659,287
Bright House	$315,325

At the Second Investment Closing, Clearwire Communications delivered a portion of the Over Allotment Fee, $6.9 million in cash and $9.5 million in Clearwire Communications Class B Common Interests, valued at $7.33 per interest, and an equal number of Clearwire Communications Voting Interests to Sprint, $2.7 million in cash to Comcast, $1.4 million in cash to Time Warner Cable and $275,000 in cash to Bright House. The remaining Over Allotment Fee of $3.2 million will be paid in cash or Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests at the Third Investment Closing.

Immediately after the Third Investment Closing, Sprint will own 71.5% of the Class B Common Stock, Comcast will own 11.9% of the Class B Common Stock, Time Warner Cable will own 6.2% of the Class B Common Stock, Bright House will own 1.1% of the Class B Common Stock, Intel will own 8.9% of the Class B Common Stock and Eagle River will own 0.4% of the Class B Common Stock. These percentages include 1,287,785 of Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests to be issued to Sprint, as Sprint has agreed to accept half of its Over Allotment Fee in Clearwire Communications Class B Common Interests.

Clearwire holds all of the outstanding Clearwire Communications non-voting Class A equity interests, which we refer to as Clearwire Communications Class A Common Interests, and all the outstanding Clearwire Communications Voting Interests, representing 21.1% of the economics and 100% of the voting rights of Clearwire Communications as of December 31, 2009.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table lists the interests in Clearwire as of December 31, 2009:

Investor	Class A Common Stock	Class A Common Stock % Outstanding	Class B Common Stock(1)	Class B Common Stock % Outstanding	Total	Total % Outstanding
Sprint	—	—	524,732,533	71.5%	524,732,533	56.4%
Comcast	—	—	87,367,362	11.9%	87,367,362	9.4%
Time Warner Cable	—	—	45,807,398	6.2%	45,807,398	4.9%
Bright House	—	—	8,364,243	1.1%	8,364,243	0.9%
Intel	36,666,666	18.6%	65,354,820	8.9%	102,021,486	11.0%
Eagle River	35,922,958	18.3%	2,612,516	0.4%	38,535,474	4.1%
Google Inc.	29,411,765	14.9%	—	—	29,411,765	3.1%
Other Shareholders	94,177,091	47.9%	—	—	94,177,091	10.1%
CW Investment Holdings LLC	588,235	0.3%	—	—	588,235	0.1%

	196,766,715	100.0%	734,238,872	100.0%	931,005,587	100.0%

(1)	The holders of Class B Common Stock hold an equivalent number of Clearwire Communications Class B Common Interests.

Sprint and the Investors, other than Google, Inc, which we refer to as Google, own shares of Class B Common Stock, which have equal voting rights to Clearwire’s Class A, $0.0001 par value, common stock, which we refer to as Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock, have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications Class B Common Interests. Google owns shares of Class A Common Stock.

Under the Investment Agreement, Clearwire committed to a rights offering, pursuant to which rights to purchase shares of Class A Common Stock were granted to each holder of Class A Common Stock along with certain participating securities as of December 17, 2009, which we refer to as the Rights Offering. We distributed subscription rights exercisable for up to 93,903,300 shares of Class A Common Stock. Each subscription right entitled a shareholder to purchase 0.4336 shares of Class A Common Stock at a subscription price of $7.33 per share. The subscription rights will expire if they are not exercised by June 21, 2010. The Participating Equityholders and Google waived their respective rights to participate in the Rights Offering with respect to shares of Class A Common Stock they each hold as of the applicable record date.

Business Combinations

On the Closing, Old Clearwire and the Sprint WiMAX business combined to form a new independent company, Clearwire. The Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. In exchange for the contribution of the Sprint WiMAX business and the $3.2 billion, Sprint and the Investors received an aggregate of 25 million shares of Class A Common Stock, par value $0.0001 per share, and 505 million shares of Class B Common Stock, par value $0.0001 per share, and an equivalent number of Clearwire Communications Class B Common Interests, at an initial share price of $20 per share.

The number of shares issued to the Investors was subject to a post-closing adjustment based on the trading prices of the Class A Common Stock on NASDAQ Global Select Market over 15 randomly-selected trading days during the 30-day period ending on the 90th day after the Closing, which we refer to as the Adjustment Date, with a floor of $17.00 per share and a cap of $23.00 per share. The adjustment resulted in an additional 28,235,294 shares being issued to the Investors on February 26, 2009. The adjustment did not affect the purchase

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration; however it did result in an equity reallocation of $33.6 million to the non-controlling interests. On February 27, 2009, CW Investment Holdings LLC, which we refer to as CW Investment Holdings, an affiliate of John Stanton, a director of Clearwire, contributed $10.0 million in cash in exchange for 588,235 shares of Class A Common Stock. Concurrent with the Closing, we entered into commercial agreements with each of the Investors, which establish the framework for development of the combined WiMAX businesses.

The combination was accounted for as a purchase and as a reverse acquisition with the Sprint WiMAX Business considered the accounting acquirer. As a result, the historical financial statements of the Sprint WiMAX Business have become the financial statements of Clearwire effective as of the Closing.

Purchase Consideration

As a result of the Transactions, we acquired Old Clearwire’s net assets and each share of Old Clearwire Class A common stock was exchanged for one share of Class A Common Stock, and each option and warrant to purchase shares of Old Clearwire Class A Common Stock and each share of restricted stock was exchanged for an option or warrant to purchase the same number of shares of Class A Common Stock, or a restricted share of Class A Common Stock, as applicable.

Purchase consideration was based on the fair value of the Old Clearwire Class A common stock as of the Closing, which had a closing price of $6.62 on November 28, 2008.

The total purchase consideration to acquire Old Clearwire is approximately $1.12 billion, calculated as follows (in thousands, except per share amount):

Number of shares of Old Clearwire Class A common stock exchanged in the Transactions	164,484
Closing price per share of Old Clearwire Class A common stock	$6.62

Fair value of Old Clearwire Class A common stock exchanged	1,088,884
Fair value adjustment for Old Clearwire stock options exchanged	38,014
Fair value adjustment for restricted stock units exchanged	1,398
Fair value adjustment for warrants exchanged	18,490
Transaction costs	51,546

Purchase consideration for Old Clearwire before settlement loss	1,198,332
Less: net loss from settlement of pre-existing relationships	(80,573)

Purchase consideration for Old Clearwire	$1,117,759

Purchase Price Allocation

The total purchase consideration was allocated to the respective assets and liabilities based upon their estimated fair values on the date of the acquisition. At the date of acquisition, the estimated fair value of the net assets acquired exceeded the purchase price; therefore, no goodwill is reflected in the purchase price allocation. The excess of estimated fair value of net assets acquired over the purchase price was allocated to eligible non-current assets, specifically property, plant and equipment, other non-current assets and intangible assets, based upon their relative fair values.

During 2009, we finalized the allocation of the purchase consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire. In connection therewith, there was a reduction in the amount allocated to consolidated property, plant and equipment of approximately $11.3 million, and a corresponding increase in the amount allocated to spectrum, primarily based on the receipt of additional information and final appraisal valuations. The following table sets forth the final allocation of the purchase

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consideration to the identifiable tangible and intangible assets acquired and liabilities assumed of Old Clearwire, including the allocation of the excess of the estimated fair value of net assets acquired over the purchase price (in thousands):

Working capital	$128,532
Property, plant and equipment	393,551
Other non-current assets	106,676
Spectrum licenses	1,644,825
Intangible assets	122,673
Term debt	(1,187,500)
Deferred tax liability	(4,952)
Other non-current liabilities and non-controlling interests	(86,046)

Total purchase price	$1,117,759

The following table includes the amounts assigned and estimated remaining useful lives for each class of property, plant and equipment (in thousands):

	Value Assigned	Estimated Remaining Useful Life
		(Years)
Network and base station equipment	$116,029	5
Customer premise equipment	19,886	1 to 2
Furniture, fixtures and equipment	28,595	2
		The lesser of the
Leasehold improvements	7,324	lease term or 5
Construction in progress	221,717	N/A

	$393,551

The following table includes the amounts assigned and estimated weighted average remaining useful lives for owned and leased spectrum licenses (in thousands):

	Value Assigned	Weighted Average Remaining Useful Life
		(Years)
Indefinite-lived owned spectrum	$480,028	Indefinite
Definite-lived owned spectrum	120,915	18
Spectrum leases	1,043,882	27

	$1,644,825

The following table includes the amounts assigned and estimated weighted average remaining useful lives for each class of intangible assets (in thousands):

	Value Assigned	Weighted Average Remaining Useful Life
		(Years)
Subscriber relationships	$118,869	4 -7
Trade names and trademarks	3,804	5

	$122,673

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Loss From Settlement of Pre-existing Relationships

Before the Closing, Sprint leased spectrum to Old Clearwire through various spectrum lease agreements. As part of the Transactions, Sprint contributed both the spectrum lease agreements and the spectrum assets underlying those agreements to our business. As a result of the Transactions, the spectrum lease agreements were effectively terminated, and the settlement of those agreements was accounted for as a separate element apart from the business combination. The settlement gain or loss recognized from the termination was valued based on the amount by which the agreements are favorable or unfavorable to our business relative to current market rates. The spectrum lease agreements were considered to be unfavorable to our business by approximately $80.6 million on a net basis. As such, we reduced the purchase consideration paid and recorded a non-recurring expense of approximately $80.6 million, which is included in transaction related expenses, related to the settlement of the unfavorable spectrum lease agreements in connection with the Transactions.

4.    Investments

Investments as of December 31, 2009 and 2008 consist of the following (in thousands):

	December 31, 2009				December 31, 2008
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$2,106,584	$231	$(154)	$2,106,661	$1,899,529	$2,220	$—	$1,901,749
Long-term
U.S. Government and Agency Issues	74,670	—	(154)	74,516	—	—	—	—
Other debt securities	8,959	4,212	—	13,171	18,974	—	—	18,974

Total long-term	83,629	4,212	(154)	87,687	18,974	—	—	18,974

Total investments	$2,190,213	$4,443	$(308)	$2,194,348	$1,918,503	$2,220	$—	$1,920,723

For the years ended December 31, 2009 and 2008, we recorded an other-than-temporary impairment loss of $10.0 million and $17.0 million, respectively, related to our other debt securities.

At December 31, 2009, U.S. Government and Agency Issues securities with an amortized cost basis of $929.9 million had unrealized losses of approximately $308,000. All of these securities have been in an unrealized loss position for less than two months and the unrealized losses resulted from changes in interest rates.

Other debt securities include investments in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. These are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. As of December 31, 2009, the total fair value and cost of our security interests in CDOs was $13.2 million and $9.0 million, respectively. The total fair value and cost of our security interests in CDOs as of December 31, 2008 was $12.9 million. We also own Auction Market Preferred securities issued by a monoline insurance company and these securities are perpetual and do not have a final stated maturity. In July 2009, the issuer’s credit rating was downgraded to CC and Caa2 by Standard & Poor’s and Moody’s rating services, respectively and the total fair value and cost of our Auction Market Preferred securities was written down to $0. The total fair value and cost of our Auction Market Preferred securities as of December 31, 2008 was $6.1 million. Current market conditions do not allow us to estimate when the auctions for our other debt securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our other debt securities are classified as long-term investments.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The cost and fair value of investments at December 31, 2009, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value
Due within one year	$2,106,584	$2,106,661
Due between one and five years	74,670	74,516
Due in ten years or greater	8,959	13,171

Total	$2,190,213	$2,194,348

5.    Property, Plant and Equipment

Property, plant and equipment as of December 31, 2009 and 2008 consisted of the following (in thousands):

	Useful Lives (Years)	December 31,
		2009	2008
Network and base station equipment	5-15	$901,814	$353,752
Customer premise equipment	2	60,108	23,141
Furniture, fixtures and equipment	3-7	216,598	167,325
	Lesser of useful
Leasehold improvements	life or lease term	18,128	12,786
Construction in progress	N/A	1,623,703	823,193

		2,820,351	1,380,197
Less: accumulated depreciation and amortization		(223,831)	(60,252)

		$2,596,520	$1,319,945

	Year Ended December 31,
	2009	2008	2007
Supplemental information (in thousands):
Capitalized interest	$140,168	$4,469	$—
Depreciation expense	$170,131	$54,811	$3,936

6.    Spectrum Licenses

Owned and leased spectrum licenses as of December 31, 2009 and 2008 consisted of the following (in thousands):

		December 31, 2009			December 31, 2008
	Wtd Avg Lease Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	Indefinite	$3,082,401	$—	$3,082,401	$3,035,473	$—	$3,035,473
Definite-lived owned spectrum	16-20 years	118,069	(6,268)	111,801	112,303	(974)	111,329
Spectrum leases and prepaid spectrum	26 years	1,323,405	(62,937)	1,260,468	1,270,058	(5,039)	1,265,019
Pending spectrum and transition costs	N/A	40,464	—	40,464	60,041	—	60,041

Total spectrum licenses		$4,564,339	$(69,205)	$4,495,134	$4,477,875	$(6,013)	$4,471,862

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indefinite and Definite-lived Owned Spectrum Licenses — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired as an asset purchase or through a business combination. In some cases, we acquire licenses directly from the governmental authority in the applicable country. These licenses are considered indefinite-lived intangible assets, except for the licenses acquired in Poland, Spain, Germany and Romania, which are considered definite-lived intangible assets due to limited license renewal history in these countries.

Spectrum Leases and Prepaid Spectrum — We also lease spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases. Upfront consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is capitalized as prepaid spectrum lease costs and is expensed over the term of the lease agreement, including expected renewal terms, as applicable. As part of the purchase accounting for the Transactions, favorable spectrum leases of $1.0 billion were recorded at the Closing. The favorable component of the acquired spectrum leases has been capitalized as an asset and is amortized over the lease term.

	Year Ended December 31,
	2009	2008	2007
Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$57,898	$17,109	$—
Amortization of definite-lived owned spectrum	$5,689	$447	$—
Consideration paid relating to owned spectrum licenses:
Cash	$46,800	$108,265	$352,295
Stock (Sprint)	$—	$4,000	$100,000

Based on the definite-lived spectrum licenses and favorable spectrum leases as of December 31, 2009, future amortization of spectrum licenses, spectrum leases and prepaid spectrum lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum Leases and Prepaid Spectrum	Definite- Lived Owned Spectrum	Total
2010	$55,796	$7,709	$63,505
2011	53,956	7,996	61,952
2012	53,791	7,996	61,787
2013	52,802	7,501	60,303
2014	52,449	6,511	58,960
Thereafter	991,674	74,088	1,065,762

Total	$1,260,468	$111,801	$1,372,269

We expect that all renewal periods in our leases will be renewed by us, and that the costs to renew to be immaterial.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.    Other Intangible Assets

Other intangible assets as of December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31, 2009				December 31, 2008
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	4 — 7 years	$120,231	$(34,084)	$86,147	$118,787	$(2,606)	$116,181
Trade names and trademarks	5 years	3,804	(824)	2,980	3,804	(63)	3,741
Patents and other	10 years	3,164	(578)	2,586	3,148	(262)	2,886

Total other intangibles		$127,199	$(35,486)	$91,713	$125,739	$(2,931)	$122,808

Based on the other intangible assets recorded as of December 31, 2009, the future amortization is expected to be as follows (in thousands):

2010	$27,394
2011	22,426
2012	17,322
2013	12,292
2014	7,728
Thereafter	4,551

Total	$91,713

	Year Ended December 31,
	2009	2008	2007
Supplemental Information (in thousands):
Amortization expense	$32,443	$2,888	$43
Consideration paid	$16	$992	$1,316

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

8.    Accounts Payable and Other Current Liabilities

Accounts payable and other current liabilities consisted of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$377,890	$78,695
Accrued interest	28,670	8,953
Salaries and benefits	44,326	26,337
Business and income taxes payable	25,924	7,264
Other	50,557	24,168

	$527,367	$145,417

9.    Income Taxes

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary differences reverse or when the net operating loss, capital loss or tax credit carryforwards are utilized.

Prior to the Transactions, the legal entities representing the Sprint WiMAX Business were included in the filing of Sprint’s consolidated federal and certain state income tax returns. Income tax expense and related income tax balances were accounted for and presented in the financial statements, as if we were filing stand-alone separate returns using an estimated combined federal and state marginal tax rate of 39% up to and including the date of the Transactions. We recorded deferred tax assets related to the pre-closing net operating loss and tax credit carryforwards and recorded a valuation allowance against our deferred tax assets, net of certain schedulable deferred tax liabilities. The net deferred tax liabilities reported in these financial statements prior to the Closing are related to FCC licenses recorded as indefinite-lived spectrum intangibles, which are not amortized for book purposes. The change to the deferred tax position as a result of the Closing was reflected as part of the accounting for the acquisition of Old Clearwire and was recorded in equity. The net operating loss and tax credit carryforwards associated with the Sprint WiMAX Business prior to the Closing were not transferred to either Clearwire Communications or Clearwire, but instead were retained by Sprint.

The income tax provision consists of the following for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current taxes:
International	$(389)	$325	$—
Federal	—	—	—
State	148	—	—

Total current taxes	(241)	325	—
Deferred taxes:
International	953	(87)	—
Federal	—	51,686	13,745
State	—	9,683	2,617

Total deferred taxes	953	61,282	16,362

Income tax provision	$712	$61,607	$16,362

The Sprint WiMAX Business incurred significant deferred tax liabilities related to the indefinite-lived spectrum licenses. Since certain of these spectrum licenses acquired were recorded as indefinite-lived intangible assets for book purposes, they are not subject to amortization and therefore we could not estimate the amount of future period reversals, if any, of the deferred tax liabilities related to those spectrum licenses. As a result, the valuation allowance was increased accordingly and we continued to amortize acquired spectrum licenses for federal income tax purpose. The difference between book and tax amortization resulted in a deferred income tax provision prior to the Closing.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of deferred tax assets and liabilities as of December 31, 2009 and 2008 were as follows (in thousands):

	December 31,
	2009	2008
Noncurrent deferred tax assets:
Net operating loss carryforward	$718,853	$590,767
Capital loss carryforward	6,230	6,187
Other assets	13,573	3,519

Total deferred tax assets	738,656	600,473
Valuation allowance	(573,165)	(349,001)

Net deferred tax assets	165,491	251,472

Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	142,434	221,373
Spectrum licenses	19,437	14,943
Other intangible assets	9,937	19,113
Other	36	207

Total deferred tax liabilities	171,844	255,636

Net deferred tax liabilities	$6,353	$4,164

Pursuant to the Transactions, the assets of Old Clearwire and its subsidiaries were combined with the spectrum and certain other assets of the Sprint WiMAX Business. In conjunction with the acquisition of Old Clearwire by the Sprint WiMAX Business, these assets along with the $3.2 billion of capital from the Investors were contributed to Clearwire Communications. Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire Communications is treated as a partnership for United States federal income tax purposes and therefore does not pay income tax in the United States and any current and deferred tax consequences arise at the partner level, including Clearwire. Other than balances associated with the non-United States operations, the only temporary difference for Clearwire after the Closing is the basis difference associated with our investment in the partnership. Consequently, we recorded a deferred tax liability for the difference between the financial statement carrying value and the tax basis we hold in our interest in Clearwire Communications as of the date of the Transactions.

As of December 31, 2009, we had United States federal tax net operating loss carryforwards of approximately $1.6 billion. A portion of the net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. The net operating loss carryforwards begin to expire in 2021. We had $386.4 million of tax net operating loss carryforwards in foreign jurisdictions; $234.2 million have no statutory expiration date, $130.5 million begins to expire in 2015, and the remainder of $21.7 million begins to expire in 2010.

We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.8	(1.5)	(0.8)
Non-controlling interest	(25.9)	—	—
Other, net	0.7	0.2	0.2
Valuation allowance	(10.7)	(50.3)	(42.2)

Effective income tax rate	(0.1)%	(16.6)%	(7.8)%

We file income tax returns for Clearwire and our subsidiaries in the United States Federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2009, the tax returns for Old Clearwire for the years 2003 through 2008 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, Old Clearwire acquired United States and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and certain tax returns remain open to examination by United States and foreign tax authorities for tax years as far back as 1998.

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As December 31, 2009, we had no uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

10.    Long-term Debt

Long-term debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	December 31,
	2009	2008
Senior Secured Notes and Rollover Notes, due in 2015, interest due-bi-annually	$2,714,731	$—
Senior Term Loan Facility, due in 2011, 1% of principal due annually; residual at maturity	—	1,364,790
Less: current portion	—	(14,292)

Total long-term debt	$2,714,731	$1,350,498

Senior Secured Notes and Rollover Notes — On November 24, 2009, we issued $1.60 billion in 12% Senior Secured Notes due 2015 for cash proceeds of $1.57 billion, net of debt discount. We used $1.16 billion of the proceeds to retire our Senior Term Loan Facility and recognized a gain on extinguishment of debt of $8.3 million, net of transaction costs. The Senior Secured Notes provide for bi-annual payments of interest in June and December, beginning in June 2010, and bear interest at the rate of 12% per annum. In connection with the issuance of the Senior Secured Notes, on November 24, 2009, we also issued $252.5 million of Rollover Notes to Sprint and Comcast with identical terms as the Senior Secured Notes. The proceeds from the Rollover Notes were used in 2009 to retire the principal amounts owed to Sprint and Comcast under our Senior Term Loan Facility.

On December 9, 2009, we issued an additional $920 million in Senior Secured Notes with the same terms as the Senior Secured Notes issued on November 24, 2009, which resulted in cash proceeds of $901.1 million, net of debt discount.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, $2.71 billion in aggregate principal amount was outstanding under the Senior Secured Notes and Rollover Notes. The weighted effective interest rate of the Senior Secured Notes and Rollover Notes was 13.02% at December 31, 2009.

The holders of the Senior Secured Notes and Rollover Notes have the right to require us to repurchase all of the notes upon the occurrence of a change of control event or a sale of certain assets at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Prior to December 1, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 112% of the aggregate principal amount, plus any unpaid accrued interest to the repurchase date. After December 1, 2012, we may redeem all or a part of the Senior Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.

Our payment obligations under the Senior Secured Notes and Rollover Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien. The Senior Secured Notes and Rollover Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.

Future payments of interest and principal on our Senior Secured Notes and Rollover Notes, for the remaining years are as follows (in thousands):

	Years Ending December 31,
	Principal	Interest
2010	$—	$333,644
2011	—	332,699
2012	—	332,699
2013	—	332,699
2014	—	332,699
2015	2,772,494	332,699

	$2,772,494	$1,997,139

Senior Term Loan Facility — In conjunction with the Transactions, we assumed from Old Clearwire the Senior Term Loan Facility, which had a balance as of the Closing of $1.19 billion, net of discount. The Senior Term Loan Facility was set to be due in 2011, but was repaid with the proceeds from the Senior Secured Notes and Rollover Notes. As of December 31, 2008, $1.41 billion in aggregate principal amount was outstanding under the Senior Term Loan Facility.

Interest Expense — Interest expense included in our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007, consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Interest coupon	$145,453	$19,347	$—
Accretion of debt discount	64,183	1,667	—
Capitalized interest	(140,168)	(4,469)	—

	$69,468	$16,545	$—

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.    Derivative Instruments

During 2009 and 2008, we held two interest rate swap contracts which were based on 3-month LIBOR with a combined notional value of $600 million. We used these swaps as economic hedges of the interest rate risk related to a portion of our Senior Term Loan Facility. The interest rate swaps were used to reduce the variability of future interest payments on our LIBOR based debt. We were not holding these interest rate swap contracts for trading or speculative purposes. We did not apply hedge accounting to these swaps, therefore the gains and losses due to changes in fair value were reported in other income (expense), net in our consolidated statements of operations.

The following table sets forth information regarding our interest rate swap contracts (in thousands):

Type of Derivative	Notional Amount	Maturity Date	Receive Index Rate	Pay Fixed Rate
Swap	$300,000	3/5/2010	3-month LIBOR	3.50%
Swap	$300,000	3/5/2011	3-month LIBOR	3.62%

Nature of Activity:	Year Ended December 31, 2009
Periodic swap payment	$(13,915)
Unrealized gain on undesignated interest rate swap contracts	6,939

Loss on undesignated swap contracts, net(1)	$(6,976)

(1)	Included in Other income (expense), net in the consolidated statements of operations.

We computed the fair value of the swaps using an income approach whereby we estimate net cash flows and discount the cash flows at a risk-based rate. See Note 12, Fair Value, for further information. We monitor the risk of our nonperformance as well as that of our counterparties on an ongoing basis.

At December 31, 2008, the swap fair value of $21.6 million was reported in other long-term liabilities on our consolidated balance sheet. During the fourth quarter of 2009, we terminated the swap contracts and paid the swap counterparties $18.4 million which consisted of $14.7 million mark to market losses and $3.7 million accrued interest.

12.    Fair Value

The following table is a description of the pricing assumptions used for instruments measured and recorded at fair value on a recurring basis, including the general classification of such instruments pursuant to the valuation hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Financial Instrument	Hierarchy	Pricing Assumptions
Cash equivalents: Money market mutual funds	Level 1	Market quotes
Short-term investment: U.S. Government and Agency Issues	Level 1	Market quotes
Long-term investment: U.S. Government and Agency Issues	Level 1	Market quotes
Long-term investment: Other debt securities	Level 3	Discount of forecasted cash flows adjusted for default/loss probabilities and estimate of final maturity
Derivative: Interest rate swaps	Level 3	Discount of forecasted cash flows adjusted for risk of non-performance

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Equivalents and Investments

Where quoted prices for identical securities are available in an active market, we use quoted market prices to determine the fair value of investment securities and cash equivalents, and they are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Treasuries and money market mutual funds for which there are quoted prices in active markets.

For other debt securities which are classified in Level 3, we use discounted cash flow models to estimate the fair value using various methods including the market and income approaches. In developing these models, we utilize certain assumptions that market participants would use in pricing the investment, including assumptions about risk and the risks inherent in the inputs to the valuation technique. We maximize the use of observable inputs in the pricing models where quoted market prices from securities and derivatives exchanges are available and reliable. We also use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on management’s own assumptions about the assumptions that market participants would use in pricing the security. We use many factors that are necessary to estimate market values, including interest rates, market risks, market spreads, timing of contractual cash flows, market liquidity, review of underlying collateral and principal, interest and dividend payments.

Derivatives

Derivatives are classified in Level 3 of the valuation hierarchy. To estimate fair value, we use an income approach whereby we estimate net cash flows and discount the cash flows at a risk-adjusted rate. The inputs include the contractual terms of the derivatives, including the period to maturity, payment frequency and day-count conventions, and market-based parameters such as interest rate forward curves and interest rate volatility. A level of subjectivity is used to estimate the risk of our non-performance or that of our counterparties.

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2009 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,698,017	$—	$—	$1,698,017
Short-term investments	$2,106,661	$—	$—	$2,106,661
Long-term investments	$74,516	$—	$13,171	$87,687

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2008 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,206,143	$—	$—	$1,206,143
Short-term investments	$1,901,749	$—	$—	$1,901,749
Long-term investments	$—	$—	$18,974	$18,974
Financial liabilities:
Interest rate swaps	$—	$—	$21,591	$21,591

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

	Level 3 Financial Assets	Level 3 Financial Liabilities
Balance at January 1, 2008	$—	$—
Balances acquired from Old Clearwire	36,011	(15,519)
Total losses for 2008 included in net loss(1)	(17,037)	(6,072)

Balance at December 31, 2008	18,974	(21,591)
Total gains (losses) for 2009 included in:
Net loss(1)	(10,015)	6,939
Other comprehensive income	4,212	—
Settlements	—	14,652

Balance at December 31, 2009	$13,171	$—

Net unrealized losses included in net loss for 2009 relating to financial assets held at December 31, 2009	$(10,015)	$—

(1)	Included in Other income (expense), net in the consolidated statements of operations.

The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.

Notes Receivable

Notes receivable with a carrying value of $5.4 million and a fair value of $1.7 million were outstanding at December 31, 2009. Notes receivable with a carrying value of $4.8 million and a fair value of $1.2 million were outstanding at December 31, 2008. The notes receivable are not publicly traded. The fair value of these notes is estimated based on the fair value of the underlying collateral.

Debt Instruments

Senior Secured Notes and Rollover Notes with a carrying value of $2.71 billion and an approximate fair value of $2.81 billion were outstanding at December 31, 2009. To estimate fair value of these notes we used the average indicative price from several market makers.

A Senior Term Loan Facility with a carrying value and an approximate fair value of $1.36 billion was outstanding at December 31, 2008. The Senior Term Loan Facility was not publicly traded. To estimate fair value of the Senior Term Loan Facility, we used an income approach whereby we estimated contractual cash flows and discounted the cash flows at a risk-adjusted rate. The inputs included the contractual terms of the Senior Term Loan Facility and market-based parameters such as interest rate forward curves. A level of subjectivity and judgment was used to estimate credit spread. The Senior Term Loan Facility was retired in the fourth quarter of 2009.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.    Commitments and Contingencies

Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2009, are as follows (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter, including all renewal periods
Long-term debt obligations	$2,772,494	$—	$—	$—	$—	$—	$2,772,494
Interest payments	1,997,139	333,644	332,699	332,699	332,699	332,699	332,699
Operating lease obligations	6,496,660	214,717	219,522	221,757	223,383	223,385	5,393,896
Spectrum lease obligations	5,164,616	127,749	135,073	140,806	140,369	149,860	4,470,759
Spectrum service credits	95,672	986	986	986	986	987	90,741
Signed spectrum agreements	29,983	29,983	—	—	—	—	—
Network equipment purchase obligations	422,744	422,744	—	—	—	—	—
Other purchase obligations	162,474	96,030	30,938	22,040	13,054	412	—

Total	$17,141,782	$1,225,853	$719,218	$718,288	$710,491	$707,343	$13,060,589

Spectrum and operating lease obligations — Our commitments for non-cancelable operating leases consist mainly of leased spectrum license fees, office space, equipment, and leased sites, including towers and rooftop locations. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2011. Charges apply if these commitments are not satisfied. Leased spectrum agreements have terms of up to 30 years. Operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years.

Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Spectrum lease expense	$201,461	$72,923	$60,051
Amortization of prepaid spectrum licenses	57,898	17,109	—

Total spectrum lease expense	$259,359	$90,032	$60,051

Operating lease expense	$245,351	$51,345	$2,000

Other spectrum commitments — We have commitments to provide Clearwire services to certain lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the years ended December 31, 2009 and 2008 we satisfied $779,000 and $76,000, respectively, related to these commitments. The maximum remaining commitment at December 31, 2009 is $95.7 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, we have signed agreements to acquire approximately $30.0 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.

Network equipment purchase obligations — We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.

Other purchase obligations — We have purchase obligations that include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, customer devices and IT related and other services. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods or services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.

AMDOCS Agreement — On March 31, 2009, we entered into a Customer Care and Billing Services Agreement, which we refer to as the AMDOCS Agreement, with AMDOCS Software Systems Limited, which we refer to as AMDOCS, under which AMDOCS will provide a customized customer care and billing platform, which we refer to as the Platform, to us. In connection with the provision of these services and the establishment of the Platform, AMDOCS will also license certain of its software to us.

The initial term of the AMDOCS Agreement commences on March 31, 2009 and ends on the earliest to occur of seven years from the date of the AMDOCS Agreement (to be extended under certain circumstances relating to conversion of subscribers to the new system) or the termination of the AMDOCS Agreement pursuant to its terms, as defined. Under the terms of the AMDOCS Agreement, we are required to pay AMDOCS licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the AMDOCS Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties. We capitalized $52.9 million in costs incurred during the application development stage associated with the Platform for the year ended December 31, 2009.

Legal proceedings — As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us. It is possible, however, that our business, financial condition and results of operations in future periods could be materially affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.

On December 1, 2008, Adaptix, Inc., which we refer to as Adaptix, filed suit for patent infringement against us and Sprint in the United States District Court for the Eastern District of Texas, alleging that we and Sprint infringed six patents purportedly owned by Adaptix. On February 10, 2009, Adaptix filed an Amended Complaint alleging infringement of a seventh patent. Adaptix alleges that by offering 4G mobile WiMAX services to subscribers in compliance with the 802.16e WiMAX standard, and by making, using and/or selling

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the supporting WiMAX network used to provide such WiMAX services, we and Sprint infringe the seven patents. Adaptix is seeking monetary damages, attorneys’ fees and a permanent injunction enjoining us from further acts of alleged infringement. On February 25, 2009, we filed an Answer to the Amended Complaint, denying infringement and asserting several affirmative defenses, including that the asserted patents are invalid. We filed an Amended Answer on June 25, 2009, adding a counter-claim for declaratory judgment of non-infringement and invalidity of the subject patents. A trial is scheduled for December 2010, and the parties commenced discovery in early 2009. On December 21, 2009, Adaptix filed but did not serve an additional suit for patent infringement in the United States District Court for the Eastern District of Texas. That suit alleges infringement of one patent related to those asserted in the previously filed suit. We have not been served and therefore have not appeared in the newly-filed suit. On February 23, 2010, we reached a resolution with Adaptix and Sprint regarding Adaptix’s patent infringement litigations pending in the United States District Court for the Eastern District of Texas, whereby the pending litigations will be dismissed without prejudice.

On April 22, 2009, a purported class action lawsuit was filed against us in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington. The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee; and invoked unconscionable provisions of our Terms of Service to the detriment of customers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the early termination fee provision, void and unenforceable; an injunction prohibiting us from collecting early termination fees and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs have 30 days to move the Court for leave to amend the complaint. Whether plaintiffs will seek such leave is unknown.

On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices. It seeks declaratory, injunctive, and/or equitable relief and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. Prior to the Court ruling on the motion to dismiss, plaintiff moved the Court for leave to file a further amended complaint. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff 20 days to amend the complaint. The Court dismissed plaintiff’s motion for leave to amend as moot. This case is in the early stages of litigation, and its outcome is unknown.

In addition to the matters described above, we are often involved in certain other proceedings which arise in the ordinary course of business and seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.

Indemnification agreements — We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not probable nor estimable.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.    Share-Based Payments

In connection with the Closing, we assumed the Old Clearwire 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, the Old Clearwire 2007 Stock Compensation Plan, which we refer to as the 2007 Plan, and the Old Clearwire 2003 Stock Option Plan, which we refer to as the 2003 Plan. Share grants generally vest ratably over four years and expire no later than ten years after the date of grant. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired and held as treasury shares, or a combination thereof. At December 31, 2009, there were 62,229,805 shares available for grant under the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. With the adoption of the 2008 Plan, no additional stock options will be granted under the 2007 Plan or the 2003 Plan.

Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Stock Options

In connection with the Transactions, all Old Clearwire stock options issued and outstanding at the Closing were exchanged on a one-for-one basis for stock options with equivalent terms. Following the Closing, we granted options to certain officers and employees under the 2008 Plan. All options vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

A summary of option activity from January 1, 2007 through December 31, 2009 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As of 12/31/2009 (In millions)
Options outstanding — January 1, 2007	—
Options outstanding — December 31, 2007	—
Options acquired in purchase accounting — November 28, 2008	19,093,614	$14.38
Granted	425,000	4.10
Forfeited	(337,147)	11.64
Exercised	(9,866)	3.00

Options outstanding — December 31, 2008	19,171,601	$14.21	6.36
Granted	7,075,000	4.30
Forfeited	(4,084,112)	15.13
Exercised	(624,758)	3.51

Options outstanding — December 31, 2009	21,537,731	$11.09	6.39	$25.51

Vested and expected to vest — December 31, 2009	19,715,140	$11.45	6.23	$22.17

Exercisable outstanding — December 31, 2009	12,066,459	$13.54	5.21	$8.42

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $2.3 million and $15,000, respectively.

Information regarding stock options outstanding and exercisable as of December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$2.25 — $3.00	1,421,199	4.01	$2.89	1,421,199	$2.89
$3.03	3,700,000	9.19	3.03	—	—
$3.53 — $5.45	1,296,750	5.78	4.16	107,500	4.10
$6.00	3,466,399	4.43	6.00	3,466,399	6.00
$6.07 — $11.03	2,856,699	8.12	8.63	279,092	10.97
$11.15 — $16.02	1,380,101	5.46	14.62	1,069,318	14.85
$17.11	2,177,899	4.72	17.11	1,233,065	17.11
$18.00 — $23.30	3,386,451	6.60	20.35	2,884,805	20.07
$23.52 — $25.01	1,847,233	6.33	24.99	1,602,581	24.99
$25.33	5,000	7.54	25.33	2,500	25.33

Total	21,537,731	6.39	$11.09	12,066,459	$13.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
Expected volatility	63.35%-67.65%	66.52%
Expected dividend yield	—	—
Expected life (in years)	4.75 - 6.25	4.75
Risk-free interest rate	1.36% - 2.98%	1.93%
Weighted average fair value per option at grant date	$2.63	$2.24

The fair value of option grants in 2009 was $18.6 million. In addition to options issued in exchange as part of the Transactions, the fair value of option grants during 2008 was $954,000. The total fair value of options vested during the years ended December 31, 2009 and 2008 was $5.8 million and $815,000, respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2009 was approximately $11.5 million and is expected to be recognized over a weighted average period of approximately 1.7 years.

For the years ended December 31, 2009 and 2008, our forfeiture rate used in the calculation of stock option expense is 12.66%.

Restricted Stock Units

In connection with the Transactions, all Old Clearwire restricted stock units, which we refer to as RSUs, issued and outstanding at the Closing were exchanged on a one-for-one basis for RSUs with equivalent terms. Following the Closing, we granted RSUs to certain officers and employees under the 2008 Plan. All RSUs vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the RSU activity for the years ended December 31, 2009 and 2008 is presented below:

	Number of RSU’s	Weighted- Average Grant Price
Restricted stock units outstanding — January 1, 2007	—
Restricted stock units outstanding — December 31, 2007	—
Restricted stock units acquired in purchase accounting — November 28, 2008	3,216,500	$13.19
Granted	716,000	4.10
Forfeited	(43,000)	—
Released	(508,098)	5.18
Cancelled	(108,777)	—

Restricted stock units outstanding — December 31, 2008	3,272,625	$13.19
Granted	10,938,677	4.39
Forfeited	(1,217,857)	5.17
Released	(1,140,251)	6.95
Cancelled	—	—

Restricted stock units outstanding — December 31, 2009	11,853,194	$4.60

The total fair value of grants during 2009 and 2008 was $48.0 million and $2.9 million, respectively. The intrinsic value of RSUs released during the years ended December 31, 2009 and 2008 was $7.9 million and $3.2 million, respectively. As of December 31, 2009, there were 11,853,194 units outstanding and total unrecognized compensation cost of approximately $30.9 million, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

For the years ended December 31, 2009 and 2008, we used a forfeiture rate of 7.75% and 7.50%, respectively, in determining compensation expense for our RSUs.

Sprint Equity Compensation Plans

In connection with the Transactions, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans, which we refer to collectively as the Sprint Plans. The underlying share for awards issued under the Sprint Plans is Sprint common stock. The Sprint Plans allow for continued plan participation as long as the employee remains employed by a Sprint subsidiary or affiliate. Under the Sprint Plans, options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest over a period of up to four years and have a contractual term of ten years. RSUs generally have both performance and service requirements with vesting periods ranging from one to three years. RSUs granted after the second quarter 2008 included quarterly performance targets but were not granted until performance targets were met. Therefore, at the grant date these awards only had a remaining service requirement and vesting period of six months following the last day of the applicable quarter. Employees who were granted RSUs were not required to pay for the shares but generally must remain employed with Sprint or a subsidiary, until the restrictions lapse, which was typically three years or less. At December 31, 2009, there were 722,954 unvested options and 213,127 unvested RSUs outstanding.

The share-based compensation associated with these employees is incurred by Sprint on our behalf. Sprint provided us with the fair value of the options and RSUs for each reporting period, which must be remeasured based on the fair value of the equity instruments at each reporting period until the instruments are vested. Total unrecognized share-based compensation costs related to unvested stock options and RSUs outstanding as of December 31, 2009 was $70,250 and $186,100, respectively, and is expected to be recognized over approximately one year.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense recognized for all plans for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Options	$6,386	$2,371	$—
RSUs	20,091	1,292	—
Sprint Equity Compensation Plans	1,035	2,802	—

	$27,512	$6,465	$—

15.    Stockholders’ Equity

Class A Common Stock

The Class A Common Stock represents the common equity of Clearwire. The holders of the Class A Common Stock are entitled to one vote per share and, as a class, are entitled to 100% of any dividends or distributions made by Clearwire, with the exception of certain minimal liquidation rights provided to the Class B Common Stockholders, which are described below. Each share of Class A Common Stock participates ratably in proportion to the total number of shares of Class A Common Stock issued by Clearwire. Holders of Class A Common Stock have 100% of the economic interest in Clearwire and are considered the controlling interest for the purposes of financial reporting.

Upon liquidation, dissolution or winding up, the Class A Common Stock will be entitled to any assets remaining after payment of all debts and liabilities of Clearwire, with the exception of certain minimal liquidation rights provided to the Class B Common Stockholders, which are described below.

Class B Common Stock

The Class B Common Stock represents non-economic voting interests in Clearwire and holders of this stock are considered the non-controlling interests for the purposes of financial reporting. Identical to the Class A Common Stock, the holders of Class B Common Stock are entitled to one vote per share, however they do not have any rights to receive distributions other than stock dividends paid proportionally to each outstanding Class A and Class B Common Stockholder or upon liquidation of Clearwire, an amount equal to the par value per share, which is $0.0001 per share.

Each holder of Class B Common Stock holds an equivalent number of Clearwire Communications Class B Common Interests, which in substance reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Class A Common Stock.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Clearwire Communications Interests

Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A Common Interests representing 21.1% of the economics of Clearwire Communications as of December 31, 2009. The holders of the Class B Common Interests own the remaining 78.9% of the economic interests. The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
Net loss attributable to Clearwire	$(319,199)	$(29,621)
Decrease in Clearwire’s additional paid-in capital for issuance of Class A and B Common Stock related to the post-closing adjustment	(33,632)	—
Decrease in Clearwire’s additional paid-in capital for issuance of Class B Common Stock	(140,253)	—
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	17,957	161

Change from net loss attributable to Clearwire and transfers to non-controlling interests	$(475,127)	$(29,460)

The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A Common Interests, which are 100% held by Clearwire, or Clearwire Communications Class B Common Interests, which are held by Sprint and the Investors, with the exception of Google. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.

Each holder of Clearwire Communications Class B Common Interests holds an equivalent number of Class B Common Stock and will be entitled at any time to exchange one share of Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Class A Common Stock.

It is intended that at all times, the number of Clearwire Communications Class A Common Interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire. Similarly, it is intended that, at all times, Sprint and each Investor, except Google, will hold an equal number of Class B Common Stock and Clearwire Communications Class B Common Interests.

Dividend Policy

We have not declared or paid any cash dividends on Class A or Class B Common Stock since the Closing. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders. The distribution of subscription rights as part of the Rights Offering represents a dividend distribution.

Non-controlling Interests in Clearwire Communications

Clearwire Communications is consolidated into Clearwire. Therefore, the holders of the Clearwire Communications Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result, the income (loss) consolidated by Clearwire is decreased in proportion to the outstanding non-controlling interests. Currently, at the Clearwire level, non-controlling interests represent approximately 79% of the non-economic voting interests.

Warrants

All Old Clearwire warrants issued and outstanding at the Closing were exchanged on a one-for-one basis for warrants to purchase our Class A Common Stock with equivalent terms. The fair value of the warrants exchanged of $18.5 million is included in the calculation of purchase consideration using the Black-Scholes option pricing model using a share price of $6.62. Holders may exercise their warrants at any time, with exercise prices ranging from $3.00 to $48.00. Old Clearwire granted the holders of the warrants registration rights covering the shares subject to issuance under the warrants. The number of warrants outstanding at December 31, 2009 was 17,806,220. The warrants expire on August 5, 2010, but the term is subject to extension in certain circumstances.

16.    Net Loss Per Share

Basic Net Loss Per Share

The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
Net loss	$(1,253,846)	$(189,654)
Non-controlling interests in net loss of consolidated subsidiaries	928,264	159,721

	(325,582)	(29,933)
Distribution to warrant and restricted stock unit holders	(9,491)	—

Net loss attributable to Class A Common Stockholders	$(335,073)	$(29,933)

Weighted average shares Class A Common Stock outstanding	194,696	189,921
Loss per share	$(1.72)	$(0.16)

The subscription rights we distributed on December 21, 2009 to purchase shares of Class A Common Stock to Class A Common Stockholders of record on December 17, 2009, warrant holders, and certain holders of RSUs represent a dividend distribution. Certain Participating Equityholders and Google, who were Class A Common Stockholders of record holding approximately 102 million shares and entitled to the subscription rights, agreed not to exercise or transfer their rights. The fair value of the rights distributed was $57.5 million or $0.51 per share of Class A Common Stock. Certain outstanding warrants meet the definition of participating securities as their terms provide for participation in distributions with Class A Common Stock prior to exercise. Therefore, the two-class method is used to compute the loss per share and as a result, the fair value of the rights distributed to the warrant and RSU holders of $9.5 million increased the net loss attributable to Class A Common Stockholders.

Diluted Loss Per Share

The potential exchange of Clearwire Communications Class B Common Interests together with Class B Common Stock for Class A Common Stock will have a dilutive effect on diluted loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire would be required to recognize a tax provision related to indefinite lived intangible assets.

Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock, is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
Net loss attributable to Class A Common Stockholders	$(335,073)	$(29,933)
Non-controlling interests in net loss of consolidated subsidiaries	(928,264)	(159,721)
Tax adjustment resulting from dissolution of Clearwire Communications	(27,356)	(4,158)

Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	$(1,290,693)	$(193,812)

Weighted average shares Class A common stock outstanding (diluted)	741,071	694,921
Loss per share	$(1.74)	$(0.28)

Higher loss per share on a diluted basis is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Class B Common Stock and the conversion of the non-controlling interests discussed above.

The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
Stock options	22,154	19,317
Restricted stock units	9,488	3,054
Warrants	17,806	17,806
Contingent shares	12,747	28,824

	62,196	69,001

The contingent shares for the year ended December 31, 2009, primarily relate to Clearwire Communications Class B Common Interests and Clearwire Communications Voting Interests that will be issued to Participating Equityholders upon the Second and Third Investment Closings as such interests, on a combined basis, can be exchanged for Class A Common Stock. The Second Investment Closing was December 21, 2009. We expect the Third Investment Closing to occur during the first quarter of 2010.

The contingent shares for the year ended December 31, 2008, relate to purchase price share adjustment of 28,235,294 million shares and equity issuance to CW Investment Holdings of 588,235 shares, all of which were issued in February of 2009.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The subscription rights to purchase in aggregate approximately 114 million shares of Class A Common Stock are not included in the computation of diluted loss per share because the rights’ subscription price of $7.33 per share was greater than the average market price of Class A Common Stock during the period such rights are outstanding in 2009 (out-of-the-money).

We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock loss per share is not calculated since it does not contractually participate in distributions of Clearwire. Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008 and the year ended December 31, 2007.

17.    Business Segments

Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of December 31, 2009 and 2008, we have identified two reportable segments: the United States and the International businesses. In 2007 we only had one reportable business segment: the United States, as we had no international operations prior to the Closing.

We report business segment information as follows (in thousands):

	Year Ended December 31, 2009
	United States	International	Total
Revenues	$242,798	$31,660	$274,458
Cost of goods and services and network costs (exclusive of items shown separately below)	407,572	14,544	422,116
Operating expenses	783,543	43,879	827,422
Depreciation and amortization	190,273	17,990	208,263

Total operating expenses	1,381,388	76,413	1,457,801

Operating loss	$(1,138,590)	$(44,753)	(1,183,343)

Other income (expense), net			(69,791)
Income tax provision			(712)

Net loss			(1,253,846)
Non-controlling interest			928,264

Net loss attributable to Clearwire			$(325,582)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	United States	International	Total
Revenues	$17,775	$2,714	$20,489
Cost of goods and services and network costs (exclusive of items shown separately below)	130,317	1,172	131,489
Operating expenses	237,343	3,629	240,972
Transaction related expenses	82,960	—	82,960
Depreciation and amortization	56,074	2,072	58,146

Total operating expenses	506,694	6,873	513,567

Operating loss	$(488,919)	$(4,159)	(493,078)

Other income (expense), net			(37,662)
Income tax provision			(61,607)

Net loss			(592,347)
Non-controlling interest			159,721

Net loss attributable to Clearwire			$(432,626)

	Year Ended December 31,
	2009	2008
Capital expenditures
United States	$1,533,918	$573,537
International	6,112	1,420

	$1,540,030	$574,957

	December 31,
	2009	2008
Total assets
United States	$11,115,815	$8,901,988
International	152,038	222,179

	$11,267,853	$9,124,167

18.    Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Investors, Eagle River, Motorola, Inc. and Bell Canada, all of which are or have been related parties.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,
	2009	2008
Accounts payable and accrued expenses	$22,521	$33,872
Debt	$246,494	$178,748

	Year Ended December 31,
	2009	2008(1)	2007
Revenue	$2,230	$—	$—
Cost of goods and services and network costs (inclusive of capitalized costs) (COGS)	$75,283	$118,331	$41,554
Selling, general and administrative (SG&A)	$10,773	$95,840	$75,554
Interest costs (inclusive of capitalized interest)	$23,883	$1,353	$—
Total contributions and advances from Sprint	$—	$451,925	$1,287,251

(1)

The amounts presented for 2008 reflect the correction of a classification error between COGS and SG&A in the amount of $77.4 million that had been previously presented in SG&A and has been reclassified to COGS to correct the presentation.

Rollover Notes — In connection with the issuance of the Senior Secured Notes, on November 24, 2009, we also issued $252.5 million of notes to Sprint and Comcast with identical terms as the Senior Secured Notes. The proceeds from the Rollover Notes were used to retire the principal amounts owed to Sprint and Comcast under our Senior Term Loan Facility. From time to time, other related parties may hold debt under our Senior Secured Notes, and as debtholders, would be entitled to receive interest payments from us.

Sprint Pre-Closing Financing Amount and Amended Credit Agreement — As a result of the Transactions, we assumed the liability to reimburse Sprint for the Sprint Pre-Closing Financing Amount. We were required to pay $213.0 million, plus related interest of $4.5 million, to Sprint in cash on the first business day after the Closing, with the remainder added as the Sprint Tranche under the Amended Credit Agreement for our Senior Term Loan Facility in the amount of $179.2 million. From time to time, other related parties may have held debt under our Senior Term Loan Facility, and as debtholders, would have been entitled to receive interest payments from us under the Amended Credit Agreement. During 2009, we repaid our Senior Term Loan Facility with proceeds from our Senior Secured Notes and Rollover Notes.

Sprint — Sprint assigned, where possible, certain costs to us based on our actual use of the shared services, which included office facilities and management services, including treasury services, human resources, supply chain management and other shared services, up through the Closing. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. The allocations of these costs were re-evaluated periodically. Sprint charged us management fees for such services of $171.1 million in the year ended December 31, 2008 and $115.0 million in the year ended December 31, 2007. Additionally, we have entered into lease agreements with Sprint for various switching facilities and transmitter and receiver sites for which we recorded rent expense of $28.2 million, $36.4 million and $2.0 million in the years ended December 31, 2009, 2008 and 2007, respectively.

Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Following the completion of the Transactions and the post-closing adjustments, Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owned the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 56% and the Investors collectively owned a 29% interest in Clearwire. See Note 3, Stategic Transactions, for discussion regarding the post-closing adjustment.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Eagle River is the holder of 35,922,958 shares of our outstanding Class A Common Stock and 2,612,516 shares of our Class B Common Stock, which represents an approximate 4% ownership interest in Clearwire. Eagle River Inc., which we refer to as ERI, is the manager of Eagle River. Each entity is controlled by Craig McCaw, a director of Clearwire. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. It is likely Mr. McCaw and his affiliates will continue to make additional investments in telecommunications businesses.

As of December 31, 2009, Eagle River held warrants entitling it to purchase 613,333 shares of Class A Common Stock at an exercise price of $15.00 per share and warrants to purchase 375,000 shares of Class A Common Stock at an exercise price of $3.00 per share. As of December 31, 2009, the remaining life of the warrants was 3.9 years.

Certain of our officers and directors provide additional services to Eagle River, ERI and their affiliates for which they are separately compensated by such entities. Any compensation paid to such individuals by Eagle River, ERI and/or their affiliates for their services is in addition to the compensation paid by us.

Following the Closing, Clearwire, Sprint, Eagle River and the Investors agreed to enter into an equityholders’ agreement, which set forth certain rights and obligations of the equityholders with respect to governance of Clearwire, transfer restrictions on our common stock, rights of first refusal and pre-emptive rights, among other things. In addition, we have also entered into a number of commercial agreements with Sprint and the Investors which are outlined below.

Additionally, the wife of Mr. Salemme, our Executive Vice President, Strategy, Policy and External Affairs is a Group Vice President at Time Warner Cable. She was not directly involved in any of our transactions with Time Warner Cable.

Davis Wright Tremaine LLP — The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the years ended December 31, 2009 and 2008, we paid $4.1 million and $907,000 to Davis Wright Tremaine for legal services. This does not include fees paid by Old Clearwire.

Master Site Agreement — We entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we will establish the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement will be ten years from the Closing. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The basic fee is $600 per month per site. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees, such as an application fee of $1,000 per site.

Master Agreement for Network Services — We entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we will establish the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated customers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement for Network Services will be five years, but the lessee will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain of the Investors that contain commitments that extend up to five years.

IT Master Services Agreement — We entered into an IT master services agreement with the Sprint Entities, which we refer to as the IT Master Services Agreement, pursuant to which the Sprint Entities and us will establish the contractual framework and procedures for us to purchase information technology, which we refer to as IT, application services from the Sprint Entities. We may order various information technology application services from the Sprint Entities, including human resources applications, supply chain and finance applications, device management services, data warehouse services, credit/address check, IT help desk services, repair services applications, customer trouble management, coverage map applications, network operations support applications, and other services. The specific services requested by us will be identified in Statements of Work to be completed by the Sprint Entities and us. The Sprint Entities will provide service levels consistent with the service levels the Sprint Entities provide to their affiliates for the same services. Pricing will be specified in each separate Statement of Work for each type of service. The term of the IT Master Services Agreement will be five years, but we will have the right to extend the term for an additional five years.

4G MVNO Agreement — We entered into a non-exclusive 4G MVNO agreement at the Closing with Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P., which we refer to as the 4G MVNO Agreement. We will sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers marketing and reselling the wireless broadband services to each of their respective end user customers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We will sell these services at our retail prices less agreed upon discounts.

Intel Market Development Agreement — We entered into a market development agreement with Intel, which we refer to as the Intel Market Development Agreement, pursuant to which we committed to deploy mobile WiMAX on our network and to promote the use of certain notebook computers and mobile Internet devices on our network, and Intel would develop, market, sell and support WiMAX embedded chipsets for use in certain notebook computers and mobile Internet devices that may be used on our network. The Intel Market Development Agreement will last for a term of seven years from the date of the agreement, with Intel having the option to renew the agreement for successive one year terms up to a maximum of 13 additional years provided that Intel meets certain requirements. If Intel elects to renew the agreement for the maximum 20-year term, the agreement will thereafter automatically renew for successive one year renewal periods until either party terminates the agreement. Under the Intel Market Development Agreement, Clearwire Communications will pay to Intel a portion of the revenues received from certain retail customers using certain Intel-based notebook computers, or other mutually agreed on devices on the its network, for a certain period of time. Subject to certain qualifications, Clearwire Communications will also pay to Intel activation fees for each qualifying Intel-based device activated on its network during the initial term.

Google Products and Services Agreement — We entered into a products and services agreement with Google, which we refer to as the Google Products and Services Agreement, pursuant to which Google and we will collaborate on a variety of products and services. Google will provide advertising services to us for use with certain websites and devices, and we will utilize these Google advertising services on an exclusive basis for its retail customers. Google will pay us a percentage of the revenue that Google generates from these advertising services. Google will also provide a suite of hosted communications services, including email, instant messaging and calendar functionality, to us for integration into our desktop portal offering. Furthermore, we will support the open-source Android platform, will work with Google to offer certain other Google applications, and will explore working with Google on a variety of other potential products and services. The Google Products and Services Agreement will have a term of three years.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Google Spectrum Agreement — We entered into a spectrum agreement with Google, which we refer to as the Google Spectrum Agreement, pursuant to which we will make available to Google certain of our excess 2.5 GHz spectrum in various markets for experimental usage by Google, and for development of alternative applications by third-parties operating under the direction and approval of Google and us. The third-party use of our spectrum beyond that used for WiMAX technology cannot be utilized in a manner that will interfere with our use of our spectrum for WiMAX technology, and will be subject to availability. The revenue generated from the spectrum usage other than for WiMAX technology will be shared by Google and us. In addition, both parties will agree to form a joint technology team to manage the activities outlined in the Google Spectrum Agreement. The Google Spectrum Agreement provides for an initial term of five years from the date of the agreement. The Google Spectrum Agreement will be terminable by either party on default of the other party.

19.    Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2009 and 2008 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total
2009 quarter:
Total revenues	$62,137	$63,594	$68,812	$79,915	$274,458
Operating loss	$(232,949)	$(241,404)	$(291,326)	$(417,664)	$(1,183,343)
Net loss	$(260,492)	$(264,044)	$(305,389)	$(423,921)	$(1,253,846)
Net loss attributable to Clearwire Corporation	$(71,055)	$(73,374)	$(82,427)	$(98,726)	$(325,582)
Net loss to Clearwire Corporation per Class A Common Share:
Basic	$(0.37)	$(0.38)	$(0.42)	$(0.55)	$(1.72)
Diluted	$(0.38)	$(0.38)	$(0.43)	$(0.55)	$(1.74)
2008 quarter:
Total revenues	$—	$—	$—	$20,489	$20,489
Operating loss(1)	$(95,101)	$(73,679)	$(90,864)	$(233,434)	$(493,078)
Net loss	$(97,437)	$(79,566)	$(137,603)	$(277,741)	$(592,347)
Net loss attributable to Clearwire Corporation(2)	N/A	N/A	N/A	$(118,020)	$(432,626)
Net loss to Clearwire Corporation per Class A Common Share:
Basic				$(0.16)	$(0.16)
Diluted				$(0.28)	$(0.28)

(1)	Fourth quarter operating loss includes a non-recurring charge of approximately $80.6 million related to the settlement of spectrum lease contracts.

(2)	Clearwire Corporation was formed on November 28, 2008; therefore net loss attributable to Clearwire Corporation was not applicable for the first three quarters of 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    Parent Company Only Condensed Financial Statements

Under the terms of agreements governing the indebtedness of Clearwire Communications, a subsidiary of Clearwire, such subsidiary is significantly restricted from making dividend payments, loans or advances to Clearwire. The restrictions have resulted in the restricted net assets (as defined in Securities and Exchange Commission Rule 4-08(e)(3) of Regulation S-X) of Clearwire’s subsidiary exceeding 25% of the consolidated net assets of Clearwire and its subsidiaries.

The following condensed parent-only financial statements of Clearwire account for the investment in Clearwire Communications under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of Clearwire and subsidiaries and notes thereto. As described in Note 1 — Description of Business, Clearwire was formed November 28, 2008 and therefore, the condensed statement of operation and the condensed statement of cash flow for 2008 only included activity from November 29, 2008 to December 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(In thousands)
ASSETS
Other assets	$4,577	$—
Investments in equity method investees	1,597,585	2,066,338

Total assets	$1,602,162	$2,066,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$11,183	$312
Stockholders’ equity	1,590,979	2,066,026

Total liabilities and stockholders’ equity	$1,602,162	$2,066,338

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
	(In thousands)
Revenues	$—	$—
Operating expenses	6,390	312

Operating loss	(6,390)	(312)
Other income (expense):
Other income	7	—
Loss from equity investees	(319,199)	(29,621)

Total other expense, net	(319,192)	(29,621)

Net loss	$(325,582)	$(29,933)

CLEARWIRE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CLEARWIRE CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(325,582)	$(29,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investees	319,199	29,621
Changes in assets and liabilities, net:
Prepaids and other assets	(3,980)	150
Other liabilities	543	162

Net cash used in operating activities	(9,820)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity investees	(12,196)	(500,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Clearwire Communications	9,820	—
Proceeds from issuance of common stock	12,196	500,000

Net cash provided by financing activities	22,016	500,000

Net increase in cash and cash equivalents	—	—
Cash and cash equivalents:
Beginning of period	—	—

End of period	$—	$—