Form 10-Q
period 2010-03-31
SPRINT NEXTEL CORP
filed 2010-05-05
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

COMMON SHARES OUTSTANDING AT APRIL 30, 2010:

VOTING COMMON STOCK
Series 1	2,946,029,589
Series 2	35,000,000

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$4,373	$3,819
Short-term investments	1	105
Accounts and notes receivable, net of allowance for doubtful accounts of $195 and $206	2,893	2,996
Device and accessory inventory	526	628
Deferred tax assets	273	295
Prepaid expenses and other current assets	769	750

Total current assets	8,835	8,593
Investments	4,416	4,624
Property, plant and equipment, net	17,411	18,280
Intangible assets
Goodwill	363	373
FCC licenses and other	20,022	19,911
Other intangible assets, net	2,777	3,178
Other assets	458	465

	$54,282	$55,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,282	$2,267
Accrued expenses and other current liabilities	3,384	3,750
Current portion of long-term debt, financing and capital lease obligations	2,415	768

Total current liabilities	8,081	6,785
Long-term debt, financing and capital lease obligations	18,639	20,293
Deferred tax liabilities	6,733	6,693
Other liabilities	3,586	3,558

Total liabilities	37,039	37,329

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.007 and 3.007 billion shares issued, 2.979 and 2.973 billion shares outstanding	6,015	6,015
Paid-in capital	46,808	46,793
Treasury shares, at cost	(421)	(582)
Accumulated deficit	(34,806)	(33,779)
Accumulated other comprehensive loss	(353)	(352)

Total shareholders’ equity	17,243	18,095

	$54,282	$55,424

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(in millions, except per share amounts)
Net operating revenues	$8,085	$8,209
Net operating expenses
Costs of services and products (exclusive of depreciation and amortization included below)	4,198	4,026
Selling, general and administrative	2,409	2,460
Severance and exit costs	(17)	327
Depreciation	1,275	1,417
Amortization	400	466

	8,265	8,696

Operating loss	(180)	(487)

Other expense
Interest expense, net	(361)	(352)
Equity in losses of unconsolidated investments and other, net	(253)	(285)

Loss before income taxes	(794)	(1,124)
Income tax (expense) benefit	(71)	530

Net loss	$(865)	$(594)

Basic and diluted loss per common share	$(0.29)	$(0.21)

Basic and diluted weighted average common shares outstanding	2,983	2,882

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash flows from operating activities
Net loss	$(865)	$(594)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,675	1,883
Provision for losses on accounts receivable	111	76
Share-based compensation expense	18	25
Deferred and other income taxes	75	(538)
Equity in losses of unconsolidated investments and other, net	253	285
Other changes in assets and liabilities:
Accounts and notes receivable	(11)	144
Inventories and other current assets	86	(51)
Accounts payable and other current liabilities	(236)	170
Other, net	16	(37)

Net cash provided by operating activities	1,122	1,363

Cash flows from investing activities
Capital expenditures	(505)	(377)
Expenditures relating to FCC licenses	(115)	(190)
Proceeds from sales and maturities of short-term investments	104	7
Investment in Clearwire	(53)	—
Other, net	4	—

Net cash used in investing activities	(565)	(560)

Cash flows from financing activities
Other, net	(3)	22

Net cash (used in) provided by financing activities	(3)	22

Net increase in cash and cash equivalents	554	825
Cash and cash equivalents, beginning of period	3,819	3,691

Cash and cash equivalents, end of period	$4,373	$4,516

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	3,007	$6,015	$46,793	34	$(582)	$(33,779)	$(352)	$18,095
Net loss	—	—	—	—	—	(865)	—	(865)
Other comprehensive loss, net	—	—	—	—	—	—	(1)	(1)

Total comprehensive loss								(866)

Issuance of common shares, net	—	—	—	(6)	161	(162)	—	(1)
Share-based compensation expense	—	—	15	—	—	—	—	15

Balance, March 31, 2010	3,007	$6,015	$46,808	28	$(421)	$(34,806)	$(353)	$17,243

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2009. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and the “Company” mean Sprint Nextel Corporation and its consolidated subsidiaries.

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

Note 2. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative literature regarding Amendments to FASB Interpretation No. 46(R), which changes various aspects of accounting for and disclosures of interests in variable interest entities, and the Accounting for Transfers of Financial Assets, which was issued in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This guidance was effective beginning in January 2010 and did not have a material effect on our consolidated financial statements.

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

In January 2010, the FASB issued authoritative guidance regarding Improving Disclosures about Fair Value Measurements, which requires new and amended disclosure requirements for classes of assets and liabilities, inputs and valuation techniques and transfers between levels of fair value measurements and Accounting for Distributions to Shareholders with Components of Stock and Cash, which clarifies the accounting for distributions to shareholders that offer them the ability to elect to receive their entire distribution in cash or shares of equivalent value. This guidance was effective beginning in January 2010, and did not have a material effect on our consolidated financial statements.

Note 3. Investments

The components of investments were as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Marketable equity securities	37	43
Equity method and other investments	4,379	4,581

Total investments	$4,416	$4,624

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investments

Clearwire

Sprint’s investments in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC, (collectively “Clearwire”) are part of our long-term plan to participate in the fourth generation (4G) wireless broadband market, and to benefit from Clearwire’s advantaged position in that market. Clearwire is continuing to execute its business plan, including building its 4G wireless broadband network, and Clearwire, Sprint and other investors are beginning to offer 4G products utilizing that network. On November 9, 2009, Sprint, in addition to other investors, entered into an agreement with Clearwire to make additional investments for a total of approximately $1.56 billion in exchange for Class B voting common stock (Class B Voting) of Clearwire Corporation and Class B non-voting common interests (Class B Non-voting) in Clearwire Communications LLC (together, “Class B Common Interests”). Sprint agreed to contribute $1.176 billion in three installments in exchange for approximately 160.4 million Class B Common Interests. During the fourth quarter 2009, Sprint’s net investment increased by approximately $1.1 billion in exchange for 155 million shares of Class B Common Interests. Sprint’s final installment of $50 million was contributed on March 2, 2010 upon Clearwire’s satisfaction of certain closing conditions.

As of March 31, 2010, Sprint owned a 56% non-controlling interest in Clearwire, in the form of 532 million shares of Class B Voting in Clearwire Corporation and 532 million Class B Non-voting in Clearwire Communications LLC for which the carrying value totaled $4.1 billion. Sprint’s loss from its investment in Clearwire consists of Sprint’s share of Clearwire’s net loss and other adjustments such as losses associated with the dilution of Sprint’s ownership interest resulting from Clearwire’s equity issuances. Equity in losses from Clearwire were $250 million and $281 million for the three-month periods ended March 31, 2010 and 2009, respectively. First quarter 2009 equity in losses of Clearwire include a pre-tax dilution loss of $154 million ($96 million after tax) representing the finalization of ownership percentages, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to the November 2008 closing. Each share of Clearwire Corporation Class B Voting, together with one Clearwire Communications LLC Class B Non-voting, is exchangeable for one share of Clearwire Corporation’s Class A common stock, a publicly traded security. Sprint’s equity investment in Clearwire represents $7.76 per share based on the assumed exchange of our Class B Common Interests for Class A common stock. The market price of Clearwire’s publicly traded stock was $7.16 per share as of March 31, 2010. Sprint does not intend to sell this equity investment in the foreseeable future, and recoverability of our equity investment is not affected by short-term fluctuations in Clearwire’s stock price. Sprint continues to believe the difference between Clearwire’s stock price and our book value per share is temporary and expects to recover fully the carrying value of the investment.

Summarized financial information for Clearwire is as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Revenues	$107	$62
Operating expenses	(514)	(295)

Operating loss	$(407)	$(233)

Net loss	$(439)	$(260)

Note 4. Financial Instruments

Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost which approximates fair value. Short-term investments (consisting primarily of treasury securities) and marketable equity securities are measured on a recurring basis and carried at amounts which approximate fair value. The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities, was approximately $20 billion as of March 31, 2010 and December 31, 2009, respectively, based on market prices and interest rates. Any changes in fair value of assets or liabilities carried at fair value are reported in other comprehensive income (loss) each period and recognized in earnings upon sale or settlement.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Property, Plant and Equipment

The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Land	$331	$332
Network equipment, site costs and related software	37,104	36,992
Buildings and improvements	4,806	4,792
Non-network internal use software, office equipment and other	2,780	2,966
Construction-in-progress	1,105	1,111
Less accumulated depreciation	(28,715)	(27,913)

Property, plant and equipment, net	$17,411	$18,280

Note 6. Intangible Assets

Indefinite-Lived Intangible Assets

	December 31, 2009	Net Additions/ (Reductions)	March 31, 2010
	(in millions)
FCC licenses	$19,502	$111	$19,613
Trademarks	409	—	409
Goodwill(1)	373	(10)	363

	$20,284	$101	$20,385

(1)	The net reduction to goodwill was a result of purchase price allocation adjustments primarily to deferred tax assets and liabilities related to our acquisitions in the fourth quarter of 2009.

We hold Federal Communications Commission (FCC) licenses authorizing the use of radio frequency spectrum to deploy our wireless services: 1.9 gigahertz (GHz) licenses utilized in the code division multiple access (CDMA) network, and 800 megahertz (MHz) and 900 MHz licenses utilized in the integrated Digital Enhanced Network (iDEN) network. We also hold FCC licenses that are not yet placed into service but that we intend to use in accordance with FCC requirements. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets.

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the fourth quarter 2009, we acquired Virgin Mobile USA, Inc. (VMU) and iPCS, Inc. (iPCS) which resulted in the recognition of $363 million of goodwill.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets Subject to Amortization

	Useful Lives	March 31, 2010			December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	2 to 5 years	$11,401	$(10,607)	$794	$12,224	$(11,093)	$1,131
Other intangible assets
Trademarks	10 to 37 years	1,169	(418)	751	1,169	(394)	775
Reacquired rights	9 to 14 years	1,571	(419)	1,152	1,572	(386)	1,186
Other	2 to 16 years	128	(48)	80	126	(40)	86

Total other intangible assets		2,868	(885)	1,983	2,867	(820)	2,047

		$14,269	$(11,492)	$2,777	$15,091	$(11,913)	$3,178

Note 7. Accounts Payable

Accounts payable at March 31, 2010 and December 31, 2009 included liabilities in the amounts of $128 million and $150  million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 8. Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	March 31, 2010	December 31, 2009
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	0.69 – 9.25%	2010 – 2022	$4,250	$4,250
Sprint Capital Corporation	6.88 – 8.75%	2011 – 2032	9,854	9,854
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	4,780
Secured Notes
iPCS, Inc.	2.37 – 3.50%	2013 – 2014	481	479
Credit facilities – Sprint Nextel Corporation
Bank credit facility	3.00%	2010	—	—
Export Development Canada	3.44%	2012	750	750
Financing obligation	9.50%	2030	697	698
Capital lease obligations and other(1)	4.11 – 15.49%	2012 – 2022	188	190
Net premiums			54	60

			21,054	21,061
Less current portion			(2,415)	(768)

Long-term debt, financing and capital lease obligations			$18,639	$20,293

(1)	Includes $105 million in outstanding principal related to a consolidated variable interest entity.

As of March 31, 2010, Sprint Nextel Corporation, the parent corporation, had $5 billion in principal of debt outstanding, including the credit facilities. In addition $15.1 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $10.3 billion is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries’ debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments were $444 million and $411 million during the three-month periods ended March 31, 2010 and 2009, respectively.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes

Notes consist of senior and serial redeemable senior notes that are unsecured and secured notes of iPCS, which are secured solely with the underlying assets of iPCS, Inc. In March, 2010, Sprint Nextel Corporation issued a full and unconditional guarantee of the iPCS, Inc. Secured Notes. Interest payments on the iPCS debt are payable quarterly. The Company may elect to pay interest on a portion of this debt entirely in cash or by increasing the principal amount of the Secured Notes. Cash interest on the remaining notes is generally payable semiannually in arrears. Approximately $18.4 billion of the notes are redeemable at the Company’s discretion plus accrued interest.

Credit Facilities

As of March 31, 2010, $1.7 billion in letters of credit, including a $1.6 billion letter of credit required by the FCC’s Report and Order to reconfigure the 800 MHz band, were outstanding under our $4.5 billion revolving bank credit facility which expires on December 19, 2010. As a result, the Company had $2.8 billion of borrowing capacity available under this revolving bank credit facility as of March 31, 2010. The terms of this loan provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. The unsecured loan agreement with Export Development Canada will mature in March 2012 and has terms similar to those of the revolving bank credit facility.

Financing, Capital Lease and Other Obligations

We have approximately 3,000 cell sites previously owned by us, which we sold and subsequently leased back space. Terms extend over a period of ten years, beginning in 2008, with renewal options for an additional 20 years. The cell sites continue to be reported as part of our property, plant and equipment. Our capital lease and other obligations are primarily for the use of communication switches.

Covenants

As of March 31, 2010, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under other debt obligations, which in turn could result in the maturities being accelerated. The indentures that govern our outstanding senior notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries.

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

Note 9. Severance and Exit Costs

For the three-month period ended March 31, 2010 we recognized a net benefit of $17 million, primarily related to a reduction in the estimate of total severance costs associated with our workforce reduction announced in November 2009. Of this net benefit, $14 million and $3 million were related to the Wireless and Wireline segments, respectively. For the three-month period ended March 31, 2009, we recognized $327 million of severance and exit costs primarily related to the reduction in workforce announced in January 2009. Of these costs, $254 million and $73 million were related to the Wireless and Wireline segments, respectively.

The following provides the activity in the severance and exit costs liability, included in “Accrued expenses and other current liabilities” within the consolidated balance sheets.

	December 31, 2009	2010 Activity		March 31, 2010
		Net Expense (Benefit)	Cash Payments and Other
	(in millions)
Exit costs	$89	$1	$(14)	$76
Severance	110	(18)	(41)	51

	$199	$(17)	$(55)	$127

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Income Taxes

Effective Income Tax Rate

Factors that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate were as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Income tax benefit at the federal statutory rate	$278	$393
Effect of:
State income taxes, net of federal income tax effect	26	23
Reduction in liability for unrecognized tax benefits	—	82
Change in valuation allowance	(365)	31
Other, net	(10)	1

Income tax (expense) benefit	$(71)	$530

Effective income tax rate	(8.9)%	47.2%

The realization of net deferred tax assets is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. However, our recent history of consecutive annual losses, in addition to the uncertainty concerning the forecasted income for 2010 and beyond, reduce our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. As a result, the Company recognized an increase in the valuation allowance of $365 million for the three-month period ended March 31, 2010, on the deferred tax assets related to federal and state net operating loss carryforwards generated during the period. We do not expect to record tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.

Income tax expense of $71 million for the first quarter 2010 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in additional deferred income tax expense since the reversal of the taxable temporary difference cannot be scheduled to occur during the loss carryforward period.

As of March 31, 2010 and December 31, 2009, our valuation allowance was $1.4 billion and $1.0 billion, respectively, with the increase principally due to additional operating loss during the quarter and the amortization of FCC spectrum licenses for income tax purposes. We continue to maintain a liability for unrecognized tax benefits of $284 million. Cash was received for net income tax refunds of $12 million and $7 million during the three-month periods ended March 31, 2010 and 2009, respectively.

Note 11. Commitments and Contingencies

Litigation, Claims and Assessments

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties proceeded with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to our consolidated financial position or results of operations, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to our consolidated financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the Company continues to defend the matters vigorously. We do not expect the resolution of this matter to have a material effect on our consolidated financial position or results of operations.

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

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential Letter of Credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.0 billion to $1.7 billion during 2009 and to $1.6 billion in March 2010, as approved by the FCC.

The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2009	Net Additions	Through March 31, 2010
	(in millions)
FCC licenses	$1,956	$110	$2,066
Property, plant and equipment(1)	157	—	157
Costs not benefiting our infrastructure or spectrum positions	275	7	282

	$2,388	$117	$2,505

(1)	Excluded from the table above are reconfiguration costs incurred to date which are based on allocations between reconfiguration activities and our normal network improvements. The methodology with which we have calculated these costs has not been approved by the independent Transition Administrator designated by the FCC to review our expenditures. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

from the mobile satellite service licensees for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. Those licensees may be unable or unwilling to reimburse us for their share of the costs, which are estimated to be approximately $200 million.

Completion of the 800 MHz band reconfiguration in the majority of the United States was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their system reconfigurations which, in turn, delays Sprint’s access to some of our 800 MHz replacement channels. Under an October 2008 FCC Order, March 31, 2010 was the target date for us to begin to relinquish some of our 800 MHz channels on a region-by-region basis prior to receiving all of our FCC-designated 800 MHz replacement channels. On March 31, 2010, however, the FCC granted Sprint’s request that it delay the March 31, 2010 deadline for one year until March 31, 2011, in 21 markets where public safety licensees have not yet moved off most of Sprint’s replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees’ reconfiguration progress.

Note 12. Compensation Plans

As of March 31, 2010, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan); and the Management Incentive Stock Option Plan (MISOP). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. Options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three or four years, and generally have a contractual term of ten years. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. As provided in the 2007 Plan, the Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, will determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

For the three-month period ended March 31, 2010, the number of shares available under the 2007 Plan increased by about 13 million to approximately 163 million common shares, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expired, or otherwise are terminated. As of March 31, 2010, restricted stock units and options to acquire about 60 million common shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 31 million shares were outstanding under the 1997 Program, options to acquire about 14 million common shares were outstanding under the Nextel Plan and options to acquire about 15 million common shares were outstanding under the MISOP. As of March 31, 2010, the ESPP has approximately 84 million common shares authorized for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

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

Pre-tax share and non-share based compensation charges included in net loss from our incentive plans were $18 million for the three-month period ended March 31, 2010 and $26 million for the same period in 2009. The income tax (expense) benefit recognized in the consolidated financial statements for incentive awards was $(2) million and $10 million for the three-month periods ended March 31, 2010 and 2009, respectively.

As of March 31, 2010, there was $127 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 2.17 years. Cash received from exercise under all share-based payment arrangements, net of any shares surrendered, was insignificant for the three-month periods ended March 31, 2010 and 2009.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under our share-based payment plans, we had options and restricted stock units outstanding as of March 31, 2010. Forfeitures were estimated for share-based awards using a 10.6% weighted average annual rate.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. The risk-free interest rate used is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the options. The volatility used is the implied volatility from traded options on our common shares. The expected dividend yield used is estimated based on our historical dividend yield and other factors. The expected term of options granted is estimated using the simplified method, defined as the average of the vesting term and the contractual term as our historical data is not expected to represent the future expected term of equity awards due to our severance activities over the last several years. Options outstanding as of March 31, 2010 include options granted under the 2007 Plan (including options exchanged in business combinations), the 1997 Program, the Nextel Plan and the MISOP, as discussed above.

The following table provides the estimated fair value and assumptions used in determining the fair value of option awards granted during the three months ended March 31, 2010:

Weighted average grant date fair value	$ 1.97
Risk-free interest rate	2.71 – 2.74%
Volatility and weighted average expected volatility	58.5%
Expected and weighted average expected dividend yield	0.00%
Expected term (years)	6.0 – 6.25
Options granted (millions)	8

A summary of the status of the options under our compensation plans as of March 31, 2010 and changes during the quarter then ended is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2010	108	$16.42
Granted	8	3.44
Exercised	—	—
Forfeited/expired	(13)	29.88

Outstanding at March 31, 2010	103	$13.72	5.74	$13

Vested or expected to vest at March 31, 2010	96	$14.45	5.49	$11

Exercisable at March 31, 2010	72	$17.69	4.34	$3

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan (including units exchanged in business combinations) and the 1997 Program, as discussed above. A summary of the status of the restricted stock units as of March 31, 2010 and changes during the quarter then ended is presented below:

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in thousands)
Outstanding at January 1, 2010	3,696	12,632	$18.82	$5.68
Granted	6,579	416	3.45	3.29
Vested	(3,208)	(2,680)	18.78	4.36
Forfeited	(439)	(278)	18.78	9.28

Outstanding at March 31, 2010	6,628	10,090	$3.60	$5.83

The total fair value of restricted stock units which vested during each of the three-month periods ended March 31, 2010 and 2009 was $21 million and $26 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the three-month period ended March 31, 2010 was $3.44 per unit, compared with $2.71 per unit for the same prior year period.

Most restricted stock units outstanding as of March 31, 2010 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance criteria has been met.

Note 13. Shareholders’ Equity and Per Share Data

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of 9 million and 16 million shares issuable under our equity-based compensation plans for the three-month periods ended March 31, 2010 and 2009. All such potentially dilutive shares were antidilutive for the three-month periods ended March 31, 2010 and 2009 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transactions between segments are generally accounted for based on market rates which we believe approximate fair value. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2010
Net operating revenues	$7,048	$1,035	$2	$8,085
Inter-segment revenues(1)	—	262	(262)	—
Total segment operating expenses	(5,852)	(1,018)	263	(6,607)

Segment earnings	$1,196	$279	$3	1,478

Less:
Depreciation and amortization				(1,675)
Severance and exit costs				17

Operating loss				(180)
Interest expense, net				(361)
Equity in losses of unconsolidated investments and other, net			$(253)	(253)

Loss before income taxes				$(794)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2009
Net operating revenues	$7,035	$1,174	$—	$8,209
Inter-segment revenues(1)	—	291	(291)	—
Total segment operating expenses	(5,586)	(1,179)	279	(6,486)

Segment earnings	$1,449	$286	$(12)	1,723

Less:
Depreciation and amortization				(1,883)
Severance and exit costs				(327)

Operating loss				(487)
Interest expense, net				(352)
Equity in losses of unconsolidated investments and other, net			$(285)	(285)

Loss before income taxes				$(1,124)

	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Other Information
Capital expenditures for the three months ended March 31, 2010	$383	$58	$64	$505
Capital expenditures for the three months ended March 31, 2009	$247	$91	$39	$377

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2010
Wireless services	$6,432	$—	$—	$6,432
Wireless equipment	567	—	—	567
Voice	—	585	(177)	408
Data	—	138	(34)	104
Internet	—	553	(51)	502
Other	49	21	2	72

Total net operating revenues	$7,048	$1,297	$(260)	$8,085

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2009
Wireless services	$6,420	$—	$—	$6,420
Wireless equipment	453	—	—	453
Voice	—	660	(193)	467
Data	—	199	(31)	168
Internet	—	577	(66)	511
Other	162	29	(1)	190

Total net operating revenues	$7,035	$1,465	$(291)	$8,209

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Sprint Nextel Corporation (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below in “Effects on our Wireless Business of Post-paid Subscriber Losses,” the Company has experienced significant losses of subscribers in the critical post-paid wireless market and continues to make progress on specific steps to reduce such losses.

Description of the Company

We are the third largest wireless communications company in the United States based on the number of wireless subscribers, one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks and a global long distance and Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers under the Sprint corporate brand which includes our retail brands consisting of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile® and Assurance WirelessSM on networks that utilize third generation (3G) CDMA, national push-to-talk iDEN or internet protocol (IP) technologies. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a post-paid and prepaid payment basis to retail subscribers and also on a wholesale basis. We offer wireline services to other communications companies and targeted business customers. We are also the first and only nationwide wireless carrier to offer 4G services utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) relationship with Clearwire. Sprint 4G is currently available in 28 markets serving nearly 40 million people. As previously announced by Clearwire, coverage is expected to reach up to 120 million people by the end of 2010.

Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around the following three key priorities:

•	Improve the customer experience;

•	Strengthen the Sprint brand; and

•	Generate operating cash flow.

Our Sprint brand stands for Simplicity, Productivity and Value by making it affordable to do more than just talk. We have reduced confusion over pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature that offer savings compared to our competition. In addition to savings offered to consumers, Business Advantage pricing plans are available to our business subscribers who can also take advantage of Any Mobile AnytimeSM with certain plans. To simplify and improve the customer experience, we introduced the Sprint Free Guarantee, which gives any customer opening a new line of service the chance to try Sprint for 30 days for free (excluding overages and premium services not included in price plans). In addition, we have continued to offer Ready Now, which trains our subscribers before they leave the store on how to use their mobile devices. For our business subscribers, we aim to increase their productivity by helping them upgrade from older, less flexible network technologies to IP technologies and by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to acquire and retain both wireline, wireless and combined wireline-wireless subscribers on our networks.

Our product strategy is to provide our customers with a broad array of device selections to meet the growing needs of customer mobility. In January 2010, we announced the Overdrive™ 3G/4G Mobile Hotspot by Sierra Wireless that allows up to five wireless fidelity (WiFi) enabled devices to enjoy the speeds of our 4G services where available. In March 2010, we announced the world’s first 3G/4G Android™ device, the HTC EVO ™ 4G, which also acts as a mobile hotspot for up to eight WiFi enabled devices and the Motorola i1, the world’s first Direct Connect® Android-powered smartphone, both of which will be available this summer. We also support the open development of applications and content on our network platforms. Our multi-functional device portfolio includes devices such as the BlackBerry® Tour™ and Blackberry® Curve™ 2, the Samsung Instinct® HD, the Touch Pro 2 from HTC, the HTC Hero™ and the Samsung Moment™ with Google™ and the MiFi 2200 from Novatel® Wireless. We also enable a variety of third-party providers, location-based services and consumer product providers through our open-device initiative. The open-device initiative incorporates selling, marketing, product development and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including remote monitoring, telematics, in-vehicle devices, e-readers, embedded laptops, specialized medical devices and other original equipment manufacturer devices.

Our prepaid plans, primarily through the National Boost Monthly Unlimited and Assurance Wireless offerings, are experiencing strong demand as our simple, no long-term contract solutions provide good service and value. We plan to continue to grow our position in the prepaid market by tailoring our products and services to target markets while leveraging our Boost Mobile, Virgin Mobile and Assurance Wireless brands through new and existing distribution channels.

Sprint has refocused its wholesale business as a reseller of new converged services that leverage the Sprint network but are sold under the customer’s brand. We have adopted new pricing models, made it easier for our customers to acquire access and resell our services by bundling wireless and wireline services and focused our attention to partners with existing distribution channels. In addition, we have strengthened our sales efforts and expanded to new markets in the rapidly growing machine-to-machine space.

In addition to our customer-oriented goals, we have also taken steps to generate operating cash flow through competitive new rate plans for post-paid and prepaid subscribers, multi-branded strategies and reductions to our cost structure to align with the reduced revenues from fewer post-paid subscribers. Our cost actions included workforce reductions in 2009, which are expected to reduce labor and other costs by approximately $1.5 billion annually. We believe these actions, as well as our continued efforts to reduce other operating expenses and non-essential capital spending, will allow us to maintain a strong cash position, although we do not expect that these measures will fully offset the decline in cash provided by operating activities expected because of our lower number of post-paid subscribers as discussed below in “Effects on our Wireless Business of Post-paid Subscriber Losses.”

Effects on our Wireless Business of Post-paid Subscriber Losses

As shown by the table below under “Results of Operations,” Wireless segment earnings represents more than 80% of Sprint’s total consolidated segment earnings. The wireless industry is subject to intense competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, post-paid wireless voice and data services represent the most significant contributors to earnings, and are driven by the number of post-paid subscribers to our services, as well as the average revenue per subscriber or user (ARPU).

Beginning in 2008, in conjunction with changes in senior management, Sprint undertook steps to address and reduce post-paid subscriber losses. Perceptions in the marketplace, in part as a result of the subscriber losses themselves, as well as other factors, reduced the Sprint brand’s effectiveness in attracting and retaining subscribers. Steps were taken to improve the quality of Sprint’s customer care experience and the Sprint networks, as confirmed by recent independent comparisons with competitors. Steps were also taken to improve the credit quality mix of our subscriber base and to improve our financial stability, including vigorous cost control actions, which have resulted in our continuing strong cash flow from operations. In addition, beginning in 2008 and continuing into 2010, we have undertaken increased marketing initiatives to strengthen the Sprint brand. We continue to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our networks. We have also introduced new devices improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive new rate plans providing simplicity and value. We believe these actions had a favorable impact on net post-paid subscriber losses in 2009 and expect further improvements in 2010.

Net post-paid subscriber losses had not improved sustainably through the first quarter 2009, in part due to circumstances in the general economy, including higher deactivations of business customer accounts as companies reduced wireless service lines resulting from their own workforce reductions. However, during 2009 and continuing into the first quarter 2010, the Company has begun to see improvement in our net loss of post-paid subscribers. For the three-month period ended March 31, 2010, net post-paid subscriber losses decreased by 672,000 subscribers, an improvement of 54% compared to the same period one year ago. In 2009, net post-paid subscriber losses decreased by approximately 20% sequentially for each of the quarters ended June 30, 2009 and September 30, 2009 and by approximately 35% sequentially for the quarter ended December 31, 2009.

As discussed below under “Wireless Business—Service Revenue,” the net loss of post-paid subscribers in the first quarter 2010 can be expected to cause wireless service revenue in each of the remaining quarters in 2010 to be approximately $86 million lower and in 2011 to be approximately $344 million lower than it would have been had those subscribers not been lost. In addition, the net loss of post-paid subscribers in 2009 can be expected to cause wireless service revenue in 2010 to be approximately $2.1 billion lower. Sprint’s successful prepaid wireless offerings, as well as the cost controls that have been implemented, will partially offset the effects of net post-paid subscriber losses, but are unlikely to be sufficient to sustain the Company’s level of results from operations and cash flows unless we are successful in further reducing the decline in post-paid subscribers. If we continue to experience a significant loss of post-paid subscribers throughout 2010, it would have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2010 and beyond. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should reduce the number of net post-paid and total subscriber losses for 2010 as compared to 2009.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(in millions)
Wireless segment earnings	$1,196	$1,449
Wireline segment earnings	279	286
Corporate, other and eliminations	3	(12)

Consolidated segment earnings	1,478	1,723

Depreciation and amortization	(1,675)	(1,883)
Severance and exit costs	17	(327)

Operating loss	(180)	(487)

Interest expense, net	(361)	(352)
Equity in losses of unconsolidated investments and other, net	(253)	(285)
Income tax (expense) benefit	(71)	530

Net loss	$(865)	$(594)

Consolidated segment earnings decreased $245 million, or 14%, in the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations. Corporate, other and eliminations increased $15 million, or 125%, in the three-month period ended March 31, 2010 as compared to the same period in 2009, primarily resulting from a decrease in selling, general and administrative expenses.

Depreciation and Amortization Expense

Depreciation expense decreased $142 million, or 10%, in the three-month period ended March 31, 2010 from the same period in 2009, primarily due to a reduction in the replacement rate of fully depreciated assets resulting from our capital reduction program to reduce spending and increase our financial flexibility. Amortization expense declined $66 million, or 14%, in the three-month period ended March 31, 2010 from the three-month period March 31, 2009, primarily due to reductions in amortization of customer relationships which are amortized using the sum-of-the-years’-digits method, resulting in higher amortization rates in early periods that decline over time. These reductions were partially offset by an increase in amortization related to the iPCS and Virgin Mobile acquisitions.

Severance and Exit Costs

The $17 million benefit recognized in the three-month period ended March 31, 2010 is primarily related to a reduction in the estimate of severance costs associated with our workforce reduction announced in November 2009. The $327 million expense recognized in the three-month period ended March 31, 2009 related to the separation of employees and continued organizational realignment initiatives announced in January 2009 to align with reduced revenue from net post-paid subscriber losses.

Interest Expense, Net

Interest expense, net increased $9 million, or 3%, in the three-month period ended March 31, 2010 as compared to the same period in 2009, primarily due to an increase in the effective interest rate in addition to a decrease in capitalized interest. The effective interest rate was 7.0% for the first quarter 2010 compared to 6.8% for the first quarter 2009, which was partially offset by a lower average long-term debt balance of $21.1 billion for the first quarter 2010 compared to $21.6 billion for the first quarter 2009. See “Liquidity and Capital Resources” for more information on the Company’s financing activities.

Equity in Losses of Unconsolidated Investments and Other, Net

This item consists mainly of our proportionate share of earnings or losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with the investment in Clearwire consist of Sprint’s share of Clearwire’s net loss and other adjustments such as losses associated with the dilution of Sprint’s ownership interest resulting from Clearwire’s equity issuances. Equity in losses from Clearwire were $250 million and $281 million for the three-month periods ended March 31, 2010 and 2009, respectively. First quarter 2009 equity in losses of Clearwire include a pre-tax dilution loss of $154 million ($96 million after tax) representing the finalization of ownership percentages, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to the November 2008 closing.

Clearwire builds and operates next generation mobile broadband networks that provide high-speed residential and mobile internet access services and residential voice services in communities throughout the country. Clearwire is an early stage company, and as such, is investing heavily in building the network and acquiring other assets necessary to expand the business which has resulted in operating losses. We expect Clearwire to continue to generate significant net losses as it continues the build-out of its 4G wireless network.

Income Tax (Expense) Benefit

The consolidated effective tax rate was an expense of approximately 9% and a benefit of 47% for the three-month periods ended March 31, 2010 and 2009, respectively. The effective tax rate for the three-month period ended March 31, 2010 reflects an expense due to a $365 million net increase to the valuation allowance for federal and state deferred tax assets related to net operating loss carryforwards generated during the period. We do not expect to record tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. The income tax benefit for the three-month period ended March 31, 2009 was increased by $113 million consisting of a $31 million net decrease to the valuation allowance and $82 million related to a reduction in the liability for unrecognized tax benefits. Additional information related to items impacting the effective tax rates can be found in Note 10 of Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless Business

Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include our equipment costs in excess of the price at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization, and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our subscriber usage. The following table provides an overview of the results of operations of our Wireless segment for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
Wireless Earnings	2010	2009
	(dollars in millions)
Post-paid	$5,539	$6,063
Prepaid	893	357

Retail service revenue	6,432	6,420
Wholesale, affiliate and other revenue	49	162

Total service revenue	6,481	6,582
Cost of services (exclusive of depreciation and amortization)	(2,047)	(2,072)

Service gross margin	$4,434	$4,510

Service gross margin percentage	68%	69%
Equipment revenue	$567	$453
Cost of products	(1,566)	(1,291)

Equipment net subsidy	$(999)	$(838)

Equipment net subsidy percentage	(176)%	(185)%
Selling, general and administrative expense	$(2,239)	$(2,223)

Wireless segment earnings	1,196	1,449

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

Retail comprises those subscribers to whom Sprint directly provides wireless services on our networks or networks we utilize through MVNO relationships, such as Clearwire, whether those services are provided on a post-paid or a prepaid basis. Retail service revenue increased $12 million, or less than 1%, for the three-month period ended March 31, 2010 as compared to the same period in 2009. The increase in retail service revenue was primarily driven by attracting subscribers to the Company’s National Boost Monthly Unlimited prepaid plan in addition to an increase in service revenue related to the subscribers acquired through our fourth quarter 2009 business combinations of Virgin Mobile and iPCS. The increase in retail service revenue was partially offset by a decrease in post-paid service revenue driven by a reduction in the Company’s average number of post-paid subscribers of approximately 2.4 million, or 7%, for the three-month period ended March 31, 2010 as compared to the same period in 2009.

Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships, and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues, in total, decreased $113 million, or 70%, for the three-month period ended March 31, 2010 as compared to 2009. The majority of the decrease was due to the transfer of subscribers from wholesale and affiliates into post-paid and prepaid as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. The remaining decline was primarily due to a decrease throughout 2009 of the number of subscribers with two of our large MVNO operators in addition to lower revenues received from services provided through our open-device initiative. Approximately one-half of our wholesale subscribers represent a growing number of devices under our open-device initiative, including machine-to-machine services, such as e-readers, in-vehicle devices and telematics, through devices that utilize our network. These devices generate revenue from non-contract usage which varies depending on the machine-to-machine service being utilized. Average revenue per subscriber for our open-device machine-to-machine services is significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.

Average Monthly Service Revenue per Subscriber and Subscriber Trends

The table below summarizes average number of retail subscribers and average revenue per subscriber for the three-month periods ended March 31, 2010 and 2009. Additional information about the number of subscribers, net additions to subscribers, average monthly service revenue per subscriber and average rates of monthly post-paid and prepaid customer churn for each quarter since the first quarter 2009 may be found in the table on the following page.

	Three Months Ended March 31,
	2010	2009
	(subscribers in thousands)
Average post-paid subscribers(1)	33,638	36,051
Average prepaid subscribers(1)	10,837	3,791
Average monthly service revenue per subscriber(2):
Post-paid	$55	$56
Prepaid	27	31
Average retail	48	54

(1)	Average subscribers include subscribers acquired through business combinations prospectively from the date of acquisition. Average subscribers for the quarter ended March 31, 2010 are inclusive of prepaid and post-paid subscribers acquired through our 2009 business combinations of Virgin Mobile and iPCS which were previously included within wholesale and affiliate subscribers.
(2)	Average monthly service revenue per subscriber for the quarter is calculated by dividing quarterly service revenue by the sum of the average number of subscribers for each month in the quarter. Changes in average monthly service revenue reflect subscribers who change rate plans, the level of voice and data usage during a quarter, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Average monthly retail post-paid service revenue per subscriber for the three-month period ended March 31, 2010 declined slightly as compared to the same period of 2009 due to declines in overage revenues resulting from the increased popularity of fixed-rate bundled plans including the Any Mobile AnytimeSM feature. Average monthly prepaid service revenue per subscriber for the three-month period ended March 31, 2010 decreased compared to the same period in 2009 due to prepaid subscribers acquired in our fourth quarter 2009 business combination of Virgin Mobile, which carries a lower average revenue per subscriber compared to Sprint’s other prepaid subscribers. The lower prepaid average revenue per subscriber and the increased weighting of average prepaid subscribers to total subscribers resulted in a decline in our average retail service revenue per subscriber for the three-month period ended March 31, 2010 compared to the same period in 2009.

The following table shows (a) net additions (losses) of subscribers for each quarter beginning with the first quarter 2009 excluding subscribers obtained through business combinations and existing subscribers who have migrated between networks, (b) our total subscribers as of the end of each quarterly period, (c) our average monthly service revenue per subscriber, and (d) our average rates of monthly post-paid and prepaid customer churn.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010
Net additions (losses) (in thousands)
Post-paid:
iDEN	(625)	(529)	(466)	(414)	(365)
CDMA(1)	(625)	(462)	(335)	(90)	(213)

Total retail post-paid	(1,250)	(991)	(801)	(504)	(578)

Prepaid:
iDEN	764	938	801	483	(44)
CDMA	(90)	(161)	(135)	(48)	392

Total retail prepaid	674	777	666	435	348

Wholesale and affiliates	394	(43)	(410)	(79)	155

Total Wireless	(182)	(257)	(545)	(148)	(75)

End of period subscribers (in thousands)
Post-paid:
iDEN	8,890	8,292	7,762	7,255	6,808
CDMA(1)	26,538	26,145	25,874	26,712	26,581

Total retail post-paid(2)	35,428	34,437	33,636	33,967	33,389

Prepaid:
iDEN	3,497	4,435	5,236	5,719	5,675
CDMA	774	613	478	4,969	5,361

Total retail prepaid(2)	4,271	5,048	5,714	10,688	11,036

Wholesale and affiliates(2)	9,384	9,341	8,931	3,478	3,633

Total Wireless	49,083	48,826	48,281	48,133	48,058

Average monthly service revenue per subscriber
Post-paid	$56	$56	$56	$55	$55
Prepaid	$31	$34	$35	$31	$27

Monthly customer churn rate(3)
Retail post-paid	2.25%	2.05%	2.17%	2.11%	2.15%
Retail prepaid	6.86%	6.38%	6.65%	5.56%	5.74%

(1)	Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.
(2)	Reflects the transfer of 4,539,000 Prepaid and 835,000 Post-paid subscribers from Wholesale and affiliates as a result of the business combinations completed in the fourth quarter 2009.
(3)	Churn is calculated by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For post-paid accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Post-paid and prepaid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where the customer’s service is terminated due to a lack of payment or other reasons.

Retail Post-Paid Subscribers—We lost 578,000 net post-paid subscribers during the three-month period ended March 31, 2010 as compared to losing 1.25 million net post-paid subscribers during the same period in 2009. The following table provides a reconciliation of reported net additions (losses) of retail post-paid subscribers and movement of subscribers between network technologies during the three months ended March 31, 2010 and 2009.

CDMA	Three Months Ended March 31,
	2010	2009
	(in thousands)
Reported net losses	(213)	(625)
Net additions from iDEN network	82	94

CDMA losses after inter-network activity	(131)	(531)

iDEN	Three Months Ended March 31,
	2010	2009
	(in thousands)
Reported net losses	(365)	(625)
Net losses to CDMA network	(82)	(94)

iDEN losses after inter-network activity	(447)	(719)

The Company expects that both post-paid and total subscriber full-year net losses should improve for the year 2010 as compared to 2009. However, our actual loss of post-paid subscribers in the first quarter of 2010 can be expected to cause wireless service revenue in each of the remaining quarters of 2010 to be approximately $86 million lower and in 2011 to be approximately $344 million lower than it would have been had those subscribers not been lost. If we continue to experience significant loss of post-paid subscribers in 2010, it would have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2010 and beyond.

Retail Prepaid Subscribers—We added approximately 348,000 net prepaid subscribers during the three-month period ended March 31, 2010 as compared to 674,000 net prepaid subscribers for the same period in 2009. Our net prepaid subscriber additions in the three-month period ended March 31, 2010 were principally driven by the launch of both the Boost Monthly Unlimited offering on the CDMA network as well as expansion of the Assurance Wireless brand into four additional states during the quarter, partially offset by net losses associated with the Virgin Mobile brand. Our net prepaid subscriber additions in the three-month period ended March 31, 2009 were principally driven by the Company’s National Boost Monthly Unlimited offering on the iDEN network which was launched at the end of January 2009. The success achieved by the National Boost Monthly Unlimited offering, coupled with the recent addition of the Virgin Mobile and Assurance Wireless offerings within our prepaid portfolio, have driven a significant prepaid market share gain. In conjunction with the changing economic environment, the Company’s prepaid offerings continue to experience strong demand as prepaid decisions are becoming a larger portion of overall decisions in the marketplace. End of period prepaid subscribers include subscribers engaged in certain retention programs that target qualifying subscribers to maintain ongoing service while providing additional time to make a replenishment prior to account deactivation. Subscribers targeted through retention programs are not included in the calculation of churn until their offer expires without a replenishment to their account.

Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in PCS affiliate territories and a growing portion of subscribers from our open-device initiative primarily representing machine-to-machine devices that utilize our network. During the three-month period ended March 31, 2010, wholesale and affiliate subscriber additions were 155,000, resulting in approximately 3.6 million wholesale and affiliate subscribers at March 31, 2010, compared to approximately 9.4 million wholesale and affiliate subscribers at March 31, 2009. The decrease in the wholesale subscriber base was driven primarily by subscribers transferred to post-paid and prepaid as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. The remaining decline was primarily due to a decrease throughout 2009 of the number of subscribers with two of our large MVNOs partially offset by increases in MVNO relationships in post-paid and prepaid wireless services. Of the remaining 3.6 million subscribers included in wholesale and affiliate, approximately one-half represent machine-to-machine activities such as e-readers, in-vehicle devices and telematics.

Cost of Services

Cost of services consists primarily of:

•

costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, payroll costs associated with network employees and spectrum frequency leasing costs;

•

fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute usage fees charged by wireline providers for calls terminating on their networks, which fluctuate in relation to the level and duration of those terminating calls;

•	long distance costs paid to the Wireline segment;

•	costs to service and repair devices;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the use of their proprietary data applications, such as messaging, music, TV and navigation services by our subscribers.

Cost of services decreased $25 million, or 1%, for the three-month period ended March 31, 2010 compared to the same period in 2009, primarily reflecting a decline in payments to third party vendors as a result of changing from usage based payments to flat rates. This decline was partially offset by increased roaming due to higher data usage and increased interconnect fees as a result of our prepaid subscriber growth.

Equipment Net Subsidy

We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user customer. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of devices and accessories also includes order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue increased $114 million, or 25%, for the three-month period ended March 31, 2010 compared to the same period in 2009 primarily due to an increase in the number of devices sold in the first quarter 2010 as compared to the same period in 2009. Cost of devices increased $273 million, or 22%, for the three-month period ended March 31, 2010 compared to the same period in 2009, primarily due to an increase in the number of post-paid and prepaid devices sold, in addition to our mix of devices sold reflecting a greater mix of post-paid devices with a higher functionality and higher cost.

Selling, General and Administrative Expense

Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our retail sales force, stores and marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, strategic planning and technology and product development.

Sales and marketing expense increased $51 million, or 5%, in the first quarter 2010 from the first quarter 2009, primarily due to an increase in sales costs related to the successful launch of Boost Mobile Unlimited offering on CDMA offset by a decline in marketing expenditures related to our cost cutting initiatives.

General and administrative costs decreased $35 million, or 3%, in the first quarter 2010 from the first quarter 2009, primarily due to a decrease in employee related costs as part of our cost cutting initiatives and a reduction in customer care costs offset by an increase in bad debt expense. Employee related costs decreased by approximately $41 million as compared to the first quarter 2009 due to the workforce reductions and cost cutting initiatives announced in 2009 offset by increases as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. Customer care costs decreased $26 million in the first quarter 2010 as compared to the same period in 2009. The improvement in customer care expenses is largely attributable to customer care quality initiatives that have resulted in a reduction in calls per subscriber which allowed for a reduction of 19 call centers throughout 2009. Bad debt expense was $107 million for the quarter ended March 31, 2010 representing a $35 million increase as compared to bad debt expense of $72 million in the first quarter 2009. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to credit policies established for subscribers and analysis of historical collection experience. Our mix of prime post-paid subscribers to total post-paid subscribers remained relatively flat at approximately 84% for the three-month period ending March 31, 2010 as compared to the same period in 2009.

Segment Earnings - Wireline Business

We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance service and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers. We are one of the nation’s largest providers of long distance services and operate all-digital long distance and Tier I IP networks. These services and products include domestic and international data communications using various protocols, such as multiprotocol label switching technologies (MPLS), IP, asynchronous transfer mode (ATM), IP-based frame relay, managed network services Voice over Internet Protocol (VoIP) and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Wireless Integration service which enables a wireless handset to operate as part of a subscriber’s wireline voice network and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for a business to adapt their network to changing business requirements.

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

Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue, and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our Wireline services provided to our Wireless segment are generally accounted for based on market rates which we believe approximate fair value. The following table provides an overview of the results of operations of our Wireline segment for the three-month periods ended March 31, 2010 and 2009.

	Three Months Ended March 31,
Wireline	2010	2009
	(dollars in millions)
Voice	$585	$660
Data	138	199
Internet	553	577
Other	21	29

Total net service revenue	1,297	1,465
Cost of services and products	(846)	(953)

Service gross margin	$451	$512

Service gross margin percentage	35%	35%
Selling, general and administrative expense	$(172)	$(226)

Wireline segment earnings	279	286

Wireline Revenue

Voice Revenues

Voice revenue decreased $75 million, or 11%, in the first quarter 2010 as compared to the first quarter 2009 primarily driven by volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 30% of total voice revenues for the first quarter 2010 as compared to 29% for the first quarter 2009.

Data Revenues

Data revenues reflect sales of data services, including ATM, frame relay and managed network services. Data revenues decreased $61 million, or 31%, for the first quarter 2010 as compared to the first quarter 2009 primarily due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. Data revenues generated from the provision of services to the Wireless segment represented 25% of total data revenue for the first quarter 2010 as compared to 16% for the first quarter 2009.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues decreased $24 million, or 4%, in the first quarter 2010 as compared to the first quarter 2009. The decrease was due to lower market rates as a result of increased competition, which was partially offset by revenue growth in Cable VoIP, which has experienced a 12% increase in subscribers from March 31, 2009 to March 31, 2010. Internet revenues generated from the provision of services to our Wireless segment represented 9% of total Internet revenues in the first quarter 2010 as compared to 11% in the first quarter 2009. Some MSO’s are in the process of in-sourcing their digital voice products for which the transition and associated effect on revenue would occur over the next several years.

Other Revenues

Other revenues, which primarily consist of sales of customer premises equipment, decreased $8 million, or 28%, in the first quarter 2010 as compared to the first quarter 2009 as a result of fewer projects.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $107 million, or 11%, in the first quarter 2010 from the first quarter 2009 due to declining voice volumes and a shift in mix to lower cost products as a result of the migration from data to IP-based technologies. Service gross margin percentage remained stable at 35% in the first quarter 2010 and 2009, primarily as a result of a decrease in costs of services and products offset by a decrease in net service revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $54 million, or 24%, in the first quarter 2010 as compared to the first quarter 2009. The decrease was primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net service revenue was 13% in the first quarter 2010, as compared to 15% in the first quarter 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company’s Critical Accounting Policies and Estimates is included in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cash provided by operating activities	$1,122	$1,363
Cash used in investing activities	(565)	(560)
Cash (used in) provided by financing activities	(3)	22

At March 31, 2010, cash and cash equivalents were $4.4 billion as compared to $4.5 billion as of March 31, 2009.

Operating Activities

Net cash provided by operating activities of $1.1 billion in the first quarter 2010 decreased $241 million from the first quarter 2009 primarily due to a $279 million decrease in cash received from our subscribers as a result of declining service revenues offset by a decrease of $41 million in cash paid to our suppliers and employees. Subscriber revenue earned but not billed represented about 11% and 13% of our accounts receivable balance as of March 31, 2010 and March 31, 2009, respectively.

Investing Activities

Net cash used in investing activities for the first quarter 2010 was flat compared to the first quarter 2009. Activity for the first quarter 2010 included increased capital expenditures of $128 million to add coverage and capacity to our wireless networks in addition to payments related to the third installment of our investment in Clearwire of $53 million. This activity was offset by reduced expenditures relating to FCC licenses of $75 million as determined by specific operational requirements of the Report and Order and increased proceeds from sales and maturities of short-term investments of $97 million.

Financing Activities

Net cash used in financing activities was $3 million during the first quarter 2010 and was primarily related to reductions in capital lease obligations. Cash provided by financing activities of $22 million in the first quarter 2009 was related to adjustments necessary to finalize our financing transaction related to cell sites.

Liquidity

As of March 31, 2010, our cash and cash equivalents totaled $4.4 billion. In addition, we have $2.8 billion available under our revolving bank credit facility, which we intend to replace prior to expiration on December 19, 2010, although there is no assurance that amounts will be available on acceptable terms. In June 2010, $750 million of our Sprint Nextel Corporation floating rate senior notes will mature. In January 2011, $1.65 billion of Sprint Capital Corporation 7.625% senior notes will mature.

The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.25 to 1.0. As of March 31, 2010, the ratio was 3.7 to 1.0 as compared to 3.5 to 1.0 as of December 31, 2009 resulting from our decline in adjusted EBITDA. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to LIBOR, plus a margin of between 2.50% and 3.00%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. As of March 31, 2010, we had $1.7 billion in letters of credit outstanding, including a $1.6 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, and no outstanding balance under our $4.5 billion revolving bank credit facility. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $2.8 billion of borrowing capacity available under our revolving bank credit facility as of March 31, 2010.

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

Sprint’s current liquidity position makes it likely that we will be able to meet our debt service requirements and other funding needs at least through 2011. Specifically, we expect to be able to meet our currently identified funding needs through at least the end of 2011 by using our anticipated cash flows from operating activities as well as our cash, cash equivalents and short-term investments on hand. In addition, we also have available the remaining borrowing capacity under our revolving bank credit facility until expiration on December 19, 2010. Nevertheless, if we are unable to reduce the rate of losses of post-paid subscribers in 2010, it would have a significant negative impact on cash provided by operating activities and our liquidity in future years.

In determining that we expect to meet our funding needs through at least 2011, we have considered:

•	expenses relating to our operations;

•	anticipated levels of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any contributions we may make to our pension plan, which had been negatively impacted by the high degree of volatility in the global financial markets;

•	scheduled debt service requirements;

•	any additional investment we may choose to make in Clearwire; and

•	other future contractual obligations and general corporate expenditures.

Our assessment above does not take into account, among other things:

•	any significant additional acquisition transactions or the pursuit of any significant new business opportunities or spectrum acquisition strategies; and

•	any material increases in the cost of compliance with regulatory mandates.

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

As of March 31, 2010, Moody’s Investor Service, Standard & Poor’s Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Senior Unsecured Bank Credit Facility	Senior Unsecured Debt	Outlook
Moody’s	Baa2	Ba3	Negative
Standard and Poor’s	Not Rated	BB-	Negative
Fitch	BB	BB	Negative

Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the public capital markets.

As of March 31, 2010, we had working capital of $754 million compared to $1.8 billion as of December 31, 2009.

CURRENT BUSINESS OUTLOOK

We endeavor to both add new and retain our existing wireless subscribers in order to reverse the net loss in post-paid wireless subscribers that we have been experiencing. We expect to improve our subscriber trends by continuing to improve the customer experience and through offers which provide value, simplicity and productivity.

Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to say with assurance the amount of net retail post-paid subscriber losses we will experience during the remaining quarters of 2010 or thereafter. However, the Company expects that both post-paid and total subscriber losses will improve in 2010 as compared to 2009.

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

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Future Contractual Obligations

There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

•

the impact of difficulties we may encounter in connection with the continued integration of the businesses and assets of Virgin Mobile USA, Inc. and iPCS, Inc., including the risk that these difficulties may limit our ability to fully integrate the operations of these businesses and the risk that we may be unable to continue to retain key employees;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC’s Report and Order to reconfigure the 800 MHz band;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•

one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•

other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC), including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In connection with the preparation of this Form 10-Q as of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2010, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recognized, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On October 18, 2009, we entered into a merger agreement with iPCS pursuant to which Sprint agreed to acquire iPCS. In connection with the merger agreement, Sprint and iPCS sought an immediate stay of litigation and the Circuit Court of Cook County, Illinois, Chancery Division and the Illinois Appellate Court entered the stay on all litigation, including iPCS’s request for an injunction to block the merger of Sprint and Virgin Mobile USA, Inc., and, upon the closing of the acquisition, all litigation between iPCS and Sprint was dismissed. Subsequent to the announcement of our merger agreement, two lawsuits were filed in Cook County, Illinois state court on behalf of iPCS shareholders against iPCS, the members of the iPCS Board of Directors as individual defendants, Sprint Nextel and Ireland Acquisition Corp. seeking to enjoin Sprint Nextel’s proposed acquisition of iPCS’ common stock. The complaints assert breach of fiduciary duties by the individual defendant iPCS directors and aiding and abetting the breach of fiduciary duties by Sprint Nextel. We have settled these two complaints for an immaterial amount and are awaiting final court approval.

We are involved in certain other legal proceedings that are described in Note 11 of Notes to the Consolidated Financial Statements included in this report. During the quarter ended March 31, 2010, there were no material developments in the status of these legal proceedings.

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

Item 1A.	Risk Factors

There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., and Intel Corporation	8-K	001-04721	2.1	05/07/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	07/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.1	11/12/2009

(4) Instruments Defining the Rights of Sprint Nextel Corporation Security Holders

4.1	The rights of Sprint Nextel Corporation’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Executive Compensation Plans and Arrangements

10.1	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements					*

10.2	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for all other executive officers (other than Robert H. Brust).					*

10.3	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements.					*

10.4	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for all other executive officers (other than Robert H. Brust).					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

10.5	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for Robert H. Brust.					*

10.6	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for Robert H. Brust.					*

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed or furnished herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

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
Ryan H. Siurek Vice President, Controller and Principal Accounting Officer

Dated: May 5, 2010