Form 10-Q
period 2010-06-30
SPRINT NEXTEL CORP
filed 2010-08-05
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

COMMON SHARES OUTSTANDING AT JULY 29, 2010:

VOTING COMMON STOCK
Series 1	2,949,524,613
Series 2	35,000,000

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$4,277	$3,819
Short-term investments	—	105
Accounts and notes receivable, net of allowance for doubtful accounts of $207 and $206	2,957	2,996
Device and accessory inventory	675	628
Deferred tax assets	243	295
Prepaid expenses and other current assets	803	750

Total current assets	8,955	8,593
Investments	4,109	4,624
Property, plant and equipment, net	16,771	18,280
Intangible assets
Goodwill	359	373
FCC licenses and other	20,141	19,911
Other intangible assets, net	2,405	3,178
Other assets	486	465

	$53,226	$55,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,494	$2,267
Accrued expenses and other current liabilities	3,421	3,750
Current portion of long-term debt, financing and capital lease obligations	1,758	768

Total current liabilities	7,673	6,785
Long-term debt, financing and capital lease obligations	18,543	20,293
Deferred tax liabilities	6,719	6,693
Other liabilities	3,798	3,558

Total liabilities	36,733	37,329

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.008 and 3.007 billion shares issued, 2.983 and 2.973 billion shares outstanding	6,016	6,015
Paid-in capital	46,811	46,793
Treasury shares, at cost	(333)	(582)
Accumulated deficit	(35,642)	(33,779)
Accumulated other comprehensive loss	(359)	(352)

Total shareholders’ equity	16,493	18,095

	$53,226	$55,424

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Net operating revenues	$8,025	$8,141	$16,110	$16,350
Net operating expenses
Costs of services and products (exclusive of depreciation and amortization included below)	4,230	4,061	8,428	8,087
Selling, general and administrative	2,294	2,311	4,703	4,771
Depreciation	1,261	1,453	2,536	2,870
Amortization	374	458	774	924
Other, net	(71)	(29)	(88)	298

	8,088	8,254	16,353	16,950

Operating loss	(63)	(113)	(243)	(600)
Other expense
Interest expense, net	(374)	(350)	(735)	(702)
Equity in losses of unconsolidated investments and other, net	(276)	(146)	(529)	(431)

Loss before income taxes	(713)	(609)	(1,507)	(1,733)
Income tax (expense) benefit	(47)	225	(118)	755

Net loss	$(760)	$(384)	$(1,625)	$(978)

Basic and diluted loss per common share	$(0.25)	$(0.13)	$(0.54)	$(0.34)

Basic and diluted weighted average common shares outstanding	2,988	2,882	2,985	2,882

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
	(in millions)
Cash flows from operating activities
Net loss	$(1,625)	$(978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,310	3,794
Provision for losses on accounts receivable	219	147
Share-based compensation expense	36	44
Deferred and other income taxes	110	(766)
Equity in losses of unconsolidated investments and other, net	529	431
Other changes in assets and liabilities:
Accounts and notes receivable	(184)	(4)
Inventories and other current assets	(109)	(92)
Accounts payable and other current liabilities	107	(42)
Other, net	(16)	(19)

Net cash provided by operating activities	2,377	2,515

Cash flows from investing activities
Capital expenditures	(922)	(717)
Expenditures relating to FCC licenses	(248)	(328)
Proceeds from sales and maturities of short-term investments	155	11
Purchases of short-term investments	(50)	—
Investment in Clearwire	(58)	—
Other, net	8	2

Net cash used in investing activities	(1,115)	(1,032)

Cash flows from financing activities
Retirements and payments of debt and capital leases	(754)	(605)
Debt financing costs	(51)	—
Other, net	1	23

Net cash used in financing activities	(804)	(582)

Net increase in cash and cash equivalents	458	901
Cash and cash equivalents, beginning of period	3,819	3,691

Cash and cash equivalents, end of period	$4,277	$4,592

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	3,007	$6,015	$46,793	34	$(582)	$(33,779)	$(352)	$18,095
Net loss	—	—	—	—	—	(1,625)	—	(1,625)
Other comprehensive loss, net	—	—	—	—	—	—	(7)	(7)

Total comprehensive loss								(1,632)

Issuance of common shares, net	1	1	(1)	(9)	249	(248)	—	1
Share-based compensation expense	—	—	29	—	—	—	—	29
Other	—	—	(10)	—	—	10	—	—

Balance, June 30, 2010	3,008	$6,016	$46,811	25	$(333)	$(35,642)	$(359)	$16,493

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

Note 3.	Investments

The components of investments were as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Marketable equity securities	$30	$43
Equity method and other investments	4,079	4,581

Total investments	$4,109	$4,624

Equity Method Investments

Clearwire

Sprint’s investments in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC, (collectively “Clearwire”) are part of our long-term plan to participate in the fourth generation (4G) wireless broadband market, and to benefit from Clearwire’s advantaged position in that market. Clearwire is continuing to execute its business plan, including building its 4G wireless broadband network, and Clearwire, Sprint and other investors are beginning to offer 4G products utilizing that network. On November 9, 2009, Sprint, in addition to other investors, entered into an agreement with Clearwire to make additional investments for a total of approximately $1.56 billion in exchange for Class B voting common stock (Class B Voting) of

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Clearwire Corporation and Class B non-voting common interests (Class B Non-voting) in Clearwire Communications LLC (together, “Class B Common Interests”). Sprint agreed to contribute $1.176 billion in three installments in exchange for approximately 161.7 million Class B Common Interests. During the fourth quarter 2009, Sprint’s net investment increased by approximately $1.1 billion in exchange for 155 million shares of Class B Common Interests. Sprint’s final installment of $50 million was contributed on March 2, 2010 upon Clearwire’s satisfaction of certain closing conditions. Under the terms of the investment agreement, Clearwire also filed a registration statement with the Securities and Exchange Commission, referred to as the Rights Offering Registration Statement (Rights Offering). Under the terms of the Rights Offering, which commenced on December 21, 2009, Clearwire distributed at no charge to the holders of its Class A common stock, one transferable subscription right for each share of Class A common stock then owned, up to an aggregate of 216.6 million rights. Each right was exercisable to purchase 0.4336 shares at an exercise price of $7.33 per share. The subscription rights were exercisable for up to an aggregate of 93.9 million shares of Clearwire’s Class A common stock (which includes 44.7 million shares issuable upon the exercise of rights issued to certain stockholders who, on their own behalf, agreed not to exercise or transfer any rights they received pursuant to the rights offering, subject to limited exceptions), and expired on June 21, 2010. Rights to purchase approximately 39.6 million shares of Class A common stock were exercised for an aggregate purchase price of approximately $290.3 million which diluted Sprint’s ownership interest from 56% to 54%.

As of June 30, 2010, Sprint’s 54% non-controlling interest in Clearwire, in the form of 532 million shares of Class B Voting in Clearwire Corporation and 532 million Class B Non-voting in Clearwire Communications LLC had a carrying value of $3.8 billion. Sprint’s loss from its investment in Clearwire consists of Sprint’s share of Clearwire’s net loss and other adjustments such as gains or losses associated with the dilution of Sprint’s ownership interest resulting from Clearwire’s equity issuances. Equity in losses from Clearwire were $300 million and $550 million for the three and six-month periods ended June 30, 2010 and $135 million and $416 million for the three and six-month periods ended June 30, 2009, respectively. Equity in losses of Clearwire for 2009 include a pre-tax dilution loss of $154 million ($96 million after tax), recognized in the first quarter 2009, representing the finalization of ownership percentages, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to the November 2008 closing. Each share of Clearwire Corporation Class B Voting, together with one Clearwire Communications LLC Class B Non-voting, is exchangeable for one share of Clearwire Corporation’s Class A common stock, a publicly traded security. Sprint’s equity investment in Clearwire represents $7.19 per share based on the assumed exchange of our Class B Common Interests for Class A common stock. The market price of Clearwire’s publicly traded stock was $7.28 per share as of June 30, 2010. Sprint does not intend to sell this equity investment in the foreseeable future, and recoverability of our equity investment is not affected by short-term fluctuations in Clearwire’s stock price.

Summarized financial information for Clearwire is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Revenues	$122	$64	$229	$126
Operating expenses	(643)	(305)	(1,157)	(600)

Operating loss	$(521)	$(241)	$(928)	$(474)
Net loss before non-controlling interests	$(547)	$(264)	$(987)	$(525)

Note 4.	Financial Instruments

Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost which approximates fair value. Short-term investments (consisting primarily of treasury securities) and marketable

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equity securities are measured on a recurring basis and carried at amounts which approximate fair value. The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities, was approximately $19.3 billion and $20 billion as of June 30, 2010 and December 31, 2009, respectively, based on market prices and interest rates. Any changes in fair value of assets or liabilities carried at fair value are reported in other comprehensive income (loss) each period and recognized in earnings upon sale or settlement.

Note 5.	Property, Plant and Equipment

Property, plant and equipment consist primarily of network equipment and other long-lived assets used to provide service to our subscribers. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change. The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Land	$331	$332
Network equipment, site costs and related software	37,418	36,992
Buildings and improvements	4,804	4,792
Non-network internal use software, office equipment and other	2,740	2,966
Construction-in-progress	1,033	1,111
Less accumulated depreciation	(29,555)	(27,913)

Property, plant and equipment, net	$16,771	$18,280

Note 6.	Intangible Assets

Indefinite-Lived Intangible Assets

	December 31, 2009	Net Additions/ (Reductions)	June 30, 2010
	(in millions)
FCC licenses	$19,502	$230	$19,732
Trademarks	409	—	409
Goodwill(1)	373	(14)	359

	$20,284	$216	$20,500

(1)	The net reduction to goodwill was a result of purchase price allocation adjustments primarily to deferred tax assets and liabilities related to our acquisitions in the fourth quarter of 2009.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the fourth quarter 2009, we acquired Virgin Mobile USA, Inc. (VMU) and iPCS, Inc. (iPCS) which resulted in the recognition of $359 million of goodwill. As of the end of the second quarter 2010, Sprint has finalized purchase price allocations associated with these acquisitions.

Intangible Assets Subject to Amortization

		June 30, 2010			December 31, 2009
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	2 to 5 years	$11,401	$(10,916)	$485	$12,224	$(11,093)	$1,131
Other intangible assets
Trademarks	10 to 37 years	1,169	(442)	727	1,169	(394)	775
Reacquired rights	9 to 14 years	1,571	(452)	1,119	1,572	(386)	1,186
Other	2 to 16 years	131	(57)	74	126	(40)	86

Total other intangible assets		2,871	(951)	1,920	2,867	(820)	2,047

		$14,272	$(11,867)	$2,405	$15,091	$(11,913)	$3,178

Note 7.	Accounts Payable

Accounts payable at June 30, 2010 and December 31, 2009 included liabilities in the amounts of $109 million and $150 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	June 30, 2010	December 31, 2009
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00 – 9.25%	2016 – 2022	$3,500	$4,250
Sprint Capital Corporation	6.88 – 8.75%	2011 – 2032	9,854	9,854
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	4,780
Secured Notes
iPCS, Inc.	2.47 – 3.59%	2013 – 2014	481	479
Credit facilities—Sprint Nextel Corporation
Bank credit facility	3.63%	2013	—	—
Export Development Canada	3.44%	2012	750	750
Financing obligation	9.50%	2030	697	698
Capital lease obligations and other(1)	4.11 – 15.49%	2010 – 2022	186	190
Net premiums			53	60

			20,301	21,061
Less current portion			(1,758)	(768)

Long-term debt, financing and capital lease obligations			$18,543	$20,293

(1)	Includes $105 million in outstanding principal related to a consolidated variable interest entity.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2010, Sprint Nextel Corporation, the parent corporation, had $4.3 billion in principal of debt outstanding, including the credit facilities. In addition, $15.1 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $10.3 billion is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries’ debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments were $739 million and $729 million during the six-month periods ended June 30, 2010 and 2009, respectively.

Notes

Notes consist of senior and serial redeemable senior notes that are unsecured and secured notes of iPCS, which are secured solely with the underlying assets of iPCS, Inc. In March 2010, Sprint Nextel Corporation issued a full and unconditional guarantee of the iPCS, Inc. Secured Notes. Interest payments on the iPCS debt are payable quarterly. The Company may elect to pay interest on a portion of this debt entirely in cash or by increasing the principal amount of the Secured Notes. Cash interest on the remaining notes is generally payable semiannually in arrears. Approximately $18.4 billion of the notes are redeemable at the Company’s discretion plus accrued interest. On June 28, 2010, the company paid $750 million in principal plus accrued and unpaid interest on its outstanding floating rate senior notes as scheduled.

Credit Facilities

On May 21, 2010, the Company entered into a new $2.1 billion unsecured revolving bank credit facility that expires in October 2013, which replaced the $4.5 billion credit facility that was due to expire in December 2010. As of June 30, 2010, $1.7 billion in letters of credit, which includes a $1.6 billion letter of credit required by the FCC’s Report and Order to reconfigure the 800 MHz band, were outstanding under our $2.1 billion revolving bank credit facility. As a result, the Company had $400 million of borrowing capacity available under this revolving bank credit facility as of June 30, 2010. The terms of this credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. The unsecured loan agreement with Export Development Canada will mature in March 2012 and has terms similar to those of the revolving bank credit facility.

Financing, Capital Lease and Other Obligations

We have approximately 3,000 cell sites which we sold and subsequently leased back space. Terms extend over a period of ten years, beginning in 2008, with renewal options for an additional 20 years. The cell sites continue to be reported as part of our property, plant and equipment due to our continued involvement with the property sold and is accounted for as a financing. Our capital lease and other obligations are primarily for the use of communication switches.

During the second quarter 2010, Sprint exercised its option to acquire 10MHz of spectrum from a consolidated variable interest entity. Sprint’s acquisition of this spectrum is subject to regulatory approval and, if approved, will result in the reduction of financing, capital lease and other obligations of $105 million. The transaction is expected to close during the fourth quarter 2010.

Covenants

As of June 30, 2010, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under other debt obligations, which in turn could result in the maturities being accelerated. The indentures that govern our outstanding senior notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For the three-month period ended June 30, 2010, we recognized costs of $13 million (solely attributable to our Wireless segment) primarily related to an increase in exit costs associated with the vacating of certain office space which is no longer being utilized. We expect total lease exit costs for the year to be approximately $28 million, of which the remaining $15 million is expected to be recognized in the fourth quarter 2010. For the six-month period ended June 30, 2010, we recognized a net benefit of $4 million ($1 million Wireless; $3 million Wireline) primarily related to a reduction in the estimate of total severance costs associated with our workforce reduction announced in November 2009, offset by the increase in exit costs incurred in the second quarter 2010. In the second quarter 2009, we reduced the estimate of total severance and lease exit costs associated with our workforce reduction announced in January 2009 by $29 million ($27 million Wireless; $2 million Wireline). For the six-month period ended June 30, 2009, total severance and lease exit costs associated with the January announcement were $298 million ($227 million Wireless; $71 million Wireline).

The following provides the activity in the severance and exit costs liability included in “Accrued expenses and other current liabilities” within the consolidated balance sheets and the net expense (benefit) included in “Other, net” within the consolidated statements of operations.

		2010 Activity
	December 31, 2009	Net Expense (Benefit)	Cash Payments and Other	June 30, 2010
	(in millions)
Exit costs	$89	$14	$(20)	$83
Severance	110	(18)	(66)	26

	$199	$(4)	$(86)	$109

Note 10.	Income Taxes

Effective Income Tax Rate

Factors that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate were as follows:

	Six Months Ended June 30,
	2010	2009
	(in millions)
Income tax benefit at the federal statutory rate	$527	$607
Effect of:
State income taxes, net of federal income tax effect	46	36
Reduction in liability for unrecognized tax benefits	—	80
Change in valuation allowance	(667)	28
Other, net	(24)	4

Income tax (expense) benefit	$(118)	$755

Effective income tax rate	(7.8)%	43.6%

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The realization of net deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future pre-tax income sufficient to realize the tax deductions and credits. However, our recent history of consecutive annual losses, in addition to the uncertainty concerning the forecasted income for 2010 and beyond, reduce our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. As a result, the Company recognized an increase in the valuation allowance of $667 million for the six-month period ended June 30, 2010, on the deferred tax assets related to federal and state net operating loss carryforwards generated during the period. We do not expect to record tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.

Income tax expense of $118 million for the six-month period ended June 30, 2010 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period.

As of June 30, 2010 and December 31, 2009, our valuation allowance was $1.7 billion and $1.0 billion, respectively, with the increase principally due to net operating loss carryforwards generated during the period. We continue to maintain a liability for unrecognized tax benefits of $284 million. Cash paid for net income taxes totaled $21 million and $57 million during the six-month periods ended June 30, 2010 and 2009, respectively.

Note 11.	Commitments and Contingencies

Litigation, Claims and Assessments

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. The parties proceeded with litigation and/or settlement negotiations on a state by state basis, and settlement negotiations have been coordinated in all cases but those pending in Louisiana and Tennessee. The Louisiana claims have been separately settled for an amount not material to our consolidated financial position or results of operations, and that settlement was given final approval by the Court, and the time to appeal that approval has expired. We reached an agreement in principle to settle the claims in all the other states, excluding Tennessee, for an amount not material to our consolidated financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the Company intends to defend the matters vigorously, while the parties continue their efforts to reach a settlement. We do not expect the resolution of this matter to have a material effect on our consolidated financial position or results of operations.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint,

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which asserted claims against the same defendants and our former independent auditor, were dismissed by the Court in April 2004. Our motion to dismiss the amended complaint was denied, and the parties have completed discovery on all issues except those relating to potential damages. The Company filed a motion for summary judgment in June 2010 and that motion is pending. We do not expect the resolution of this matter to have a material effect on our consolidated financial position or results of operations.

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

The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2009	Net Additions	Through June 30, 2010
	(in millions)
FCC licenses	$1,956	$230	$2,186
Property, plant and equipment(1)	157	—	157
Costs not benefiting our infrastructure or spectrum positions	275	17	292

	$2,388	$247	$2,635

(1)	Excluded from the table above are reconfiguration costs incurred to date which are based on allocations between reconfiguration activities and our normal network improvements. The methodology with which we have calculated these costs has not been approved by the independent Transition Administrator designated by the FCC to review our expenditures. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program.

When expended, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Total direct costs attributable to the spectrum reconfigurations are estimated to exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Completion of the 800 MHz band reconfiguration in the majority of the United States was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their system reconfigurations which, in turn, delays Sprint’s access to some of our 800 MHz replacement channels. Under an October 2008 FCC Order, March 31, 2010 was the target date for us to begin to relinquish some of our 800 MHz channels on a region-by-region basis prior to receiving all of our FCC-designated 800 MHz replacement channels. On March 31, 2010, however, the FCC granted Sprint’s request that it delay the March 31, 2010 deadline for one year until March 31, 2011 in 21 markets where public safety licensees have not yet moved off most of Sprint’s replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees’ reconfiguration progress.

Note 12.	Compensation Plans

As of June 30, 2010, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan); and the Management Incentive Stock Option Plan (MISOP). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

For the three-month period ended June 30, 2010, the number of shares available under the 2007 Plan increased by about 9 million to approximately 167 million common shares, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expired, or otherwise are terminated, including a portion of the shares surrendered under the Company’s option exchange program completed during the second quarter 2010. As of June 30, 2010, restricted stock units and options to acquire about 62 million common shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 14 million common shares were outstanding under the 1997 Program, options to acquire about 4 million common shares were outstanding under the Nextel Plan and options to acquire about 11 million common shares were outstanding under the MISOP. As of June 30, 2010, the ESPP has approximately 83 million common shares authorized for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

Compensation Costs

Pre-tax share and non-share based compensation charges included in net loss from our incentive plans were $18 million and $36 million for the three and six-month periods ended June 30, 2010, and $20 million and $46 million for the same periods in 2009, respectively. The income tax (expense) benefit recognized in the consolidated financial statements for incentive awards for the same four periods was $(4) million, $(6) million, $7 million and $17 million, respectively.

As of June 30, 2010, there was $112 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of approximately 2.0 years. Cash received from exercise under all share-based payment arrangements, net of any shares surrendered, was $3 million and $2 million for the six-month periods ended June 30, 2010 and 2009, respectively.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. Options outstanding as of June 30, 2010 include options granted under the 2007 Plan (including units exchanged in business combinations), the 1997 Program, the Nextel Plan, and the MISOP, as discussed above.

In the second quarter 2010, the Company completed an offer to exchange (Offer) certain outstanding vested options for new options that were (i) granted under any plan prior to May 17, 2009, (ii) not scheduled to expire before the offer closed, (iii) had an exercise price greater than $6.54 per share and (iv) were outstanding and held by eligible employees as defined in the Offer. Pre-established exchange ratios were determined in a manner intended to result in an estimated fair value of the new options approximately equal, in the aggregate, to the estimated fair value of the eligible options surrendered as of the date of the exchange. The Offer expired on June 16, 2010, resulting in the voluntary surrender and cancellation of 27.6 million vested options in exchange for the issuance of 6.8 million unvested options. The exercise price of the unvested options was $4.64 per share, with a grant date fair value of $2.38 per option, subject to a two-year vesting period and a contractual term of seven years. The exchange resulted in estimated additional compensation costs of approximately $5 million to be recognized ratably over the two-year vesting period.

There were no additional options granted in the three-month period ended June 30, 2010. Options to purchase about 8 million shares were granted during the six-month period ended June 30, 2010, excluding options issued in the Offer. The weighted average grant date fair value of options awarded during the six-month period ended June 30, 2010 was $1.97, compared with $3.07 for the same prior year period. The total intrinsic value of options exercised was immaterial during the six-month periods ended June 30, 2010 and 2009.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan (including units exchanged in business combinations) and the 1997 Program, as discussed above. Restricted stock units granted in the three-month period ended June 30, 2010 were insignificant and about 7 million restricted stock units were granted in the six-month period ended June 30, 2010. The total fair value of restricted stock units which vested during the three and six-month periods ended June 30, 2010 was $11 million and $32 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the six-month period ended June 30, 2010 was $3.46 per unit, compared with $2.81 per unit for the same prior year period.

Most restricted stock units outstanding as of June 30, 2010 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance criteria has been met.

Note 13.	Per Share Data

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of 41 million shares issuable under our equity-based compensation plans for the three and six-month periods ended June 30, 2010 and 33 million shares issuable for the same periods in 2009. All such potentially dilutive shares were antidilutive for the three and six-month periods ended June 30, 2010 and 2009 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Transactions between segments are generally accounted for based on market rates which we believe approximate fair value. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2010
Net operating revenues	$7,014	$1,010	$1	$8,025
Inter-segment revenues(1)	—	262	(262)	—
Total segment operating expenses	(5,790)	(999)	265	(6,524)

Segment earnings	$1,224	$273	$4	1,501

Less:
Depreciation and amortization				(1,635)
Other, net(2)				71

Operating loss				(63)
Interest expense, net				(374)
Equity in losses of unconsolidated investments and other, net			$(276)	(276)

Loss before income taxes				$(713)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2009
Net operating revenues	$7,004	$1,137	$—	$8,141
Inter-segment revenues(1)	—	291	(291)	—
Total segment operating expenses	(5,591)	(1,076)	295	(6,372)

Segment earnings	$1,413	$352	$4	1,769

Less:
Depreciation and amortization				(1,911)
Other, net(2)				29

Operating loss				(113)
Interest expense, net				(350)
Equity in losses of unconsolidated investments and other, net			$(146)	(146)

Loss before income taxes				$(609)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2010
Net operating revenues	$14,062	$2,045	$3	$16,110
Inter-segment revenues(1)	—	524	(524)	—
Total segment operating expenses	(11,642)	(2,017)	528	(13,131)

Segment earnings	$2,420	$552	$7	2,979

Less:
Depreciation and amortization				(3,310)
Other, net(2)				88

Operating loss				(243)
Interest expense, net				(735)
Equity in losses of unconsolidated investments and other, net			$(529)	(529)

Loss before income taxes				$(1,507)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2009
Net operating revenues	$14,039	$2,311	$—	$16,350
Inter-segment revenues(1)	—	582	(582)	—
Total segment operating expenses	(11,177)	(2,255)	574	(12,858)

Segment earnings	$2,862	$638	$(8)	3,492

Less:
Depreciation and amortization				(3,794)
Other, net(2)				(298)

Operating loss				(600)
Interest expense, net				(702)
Equity in losses of unconsolidated investments and other, net			$(431)	(431)

Loss before income taxes				$(1,733)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the six months ended June 30, 2010	$699	$106	$117	$922
Capital expenditures for the six months ended June 30, 2009	$499	$137	$81	$717

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.
(2)	Other, net consists primarily of severance and exit costs offset by a benefit relating to access cost disputes associated with prior periods in the three and six-month periods ended June 30, 2010. Other, net for the three and six-month periods ended June 30, 2009 consists of severance and exit costs only. See Note 9 for additional information on severance and exit costs.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Revenues by Service and Products	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2010
Wireless services	$6,397	$—	$—	$6,397
Wireless equipment	566	—	—	566
Voice	—	568	(175)	393
Data	—	133	(36)	97
Internet	—	552	(52)	500
Other	51	19	2	72

Total net operating revenues	$7,014	$1,272	$(261)	$8,025

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2009
Wireless services	$6,366	$—	$—	$6,366
Wireless equipment	497	—	—	497
Voice	—	644	(192)	452
Data	—	171	(32)	139
Internet	—	583	(66)	517
Other	141	30	(1)	170

Total net operating revenues	$7,004	$1,428	$(291)	$8,141

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2010
Wireless services	$12,829	$—	$—	$12,829
Wireless equipment	1,133	—	—	1,133
Voice	—	1,153	(352)	801
Data	—	271	(69)	202
Internet	—	1,105	(103)	1,002
Other	100	40	3	143

Total net operating revenues	$14,062	$2,569	$(521)	$16,110

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2009
Wireless services	$12,786	$—	$—	$12,786
Wireless equipment	950	—	—	950
Voice	—	1,304	(386)	918
Data	—	370	(63)	307
Internet	—	1,160	(133)	1,027
Other	303	59	—	362

Total net operating revenues	$14,039	$2,893	$(582)	$16,350

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Sprint Nextel Corporation (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below in “Effects on our Wireless Business of Postpaid Subscriber Losses,” the Company has experienced significant losses of subscribers in the critical postpaid wireless market and continues to make progress on specific steps to reduce such losses.

Description of the Company

We are the third largest wireless communications company in the United States based on the number of wireless subscribers, one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks and a global long distance and Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers under our retail brands of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile®, Assurance WirelessSM and Common CentsSM on networks that utilize third generation (3G) CDMA, national push-to-talk iDEN or internet protocol (IP) technologies. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis. We offer wireline services to other communications companies and targeted business customers. We are also the first and only nationwide wireless carrier to offer 4G services utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) relationship with Clearwire. Sprint 4G is currently available in 48 markets serving approximately 55 million people. As previously announced by Clearwire, coverage is expected to reach up to 120 million people by the end of 2010.

Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around the following three key priorities:

•	Improve the customer experience;

•	Strengthen our brands; and

•	Generate operating cash flow.

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

Our product strategy is to provide our customers with a broad array of device selections to meet the growing needs of customer mobility. Our multi-functional device portfolio includes devices such as the world’s first

3G/4G Android™ device, the HTC EVO ™ 4G, which also acts as a mobile hotspot for up to eight wireless fidelity (WiFi) enabled devices, the Motorola i1 which is the world’s first Direct Connect® Android-powered smartphone and the newly announced Samsung Epic 4G Android™ device which will be available in the coming months. Other devices in our portfolio are the HTC Hero™ and the Samsung Moment™ with Google™, the BlackBerry 8530, BlackBerry® Bold™ and Blackberry® Curve™ 2, the Samsung Intrepid™, the Rumor Touch from Samsung and the Touch Pro 2 from HTC. Our mobile broadband device portfolio consists of devices such as the Overdrive™ 3G/4G Mobile Hotspot and the MiFi 2200 from Novatel® Wireless which both allow the connection of up to five WiFi enabled devices as well as the 3G/4G USB 250U modem by Sierra Wireless. We support the open development of applications and content on our network platforms. We also enable a variety of third-party providers, location-based services and consumer product providers through our open-device initiative. The open-device initiative incorporates selling, marketing, product development and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including remote monitoring, telematics, in-vehicle devices, e-readers, embedded laptops, specialized medical devices and other original equipment manufacturer devices.

Our prepaid portfolio launched additional brands in the second quarter 2010. Sprint’s prepaid portfolio currently includes four brands, each designed to appeal to specific customer segments. Boost Mobile serves customers who are voice and text messaging-centric with its popular $50 Monthly Unlimited plan. Virgin Mobile serves customers who are device and data-oriented with Beyond Talk ™ plans that offer consumers control, flexibility and connectivity through various communication vehicles. Assurance Wireless provides eligible customers who meet income requirements or are receiving government assistance, with a free wireless phone and 200 free minutes of national local and long-distance monthly service. Common Cents Mobile caters to budget-conscious customers with 7-cent minutes that Round Down ™ and 7-cent text messages.

Sprint has refocused its wholesale business as a reseller of new converged services that leverage the Sprint network but are sold under the wholesaler’s brand. We have adopted new pricing models, made it easier for our wholesalers to acquire access and resell our services by bundling wireless and wireline services and focused our attention to partners with existing distribution channels. In addition, we have strengthened our sales efforts and expanded to new markets in the rapidly growing machine-to-machine space.

In addition to our brand and customer-oriented goals, we have also taken steps, beginning in 2008, to generate increased operating cash flow through competitive new rate plans for postpaid and prepaid subscribers, multi-branded strategies and reductions to our cost structure to align with the reduced revenues from fewer postpaid subscribers. Our cost reductions are primarily attributable to reductions in capital spending, workforce reductions, call center reductions as a result of fewer calls per subscriber and limiting marketing spend to focused initiatives. We believe these actions, as well as our continued efforts to reduce other operating expenses, will allow us to continue to maintain a strong cash position, although we do not expect that these measures will fully offset the decline in cash provided by operating activities expected because of our lower number of postpaid subscribers as discussed below in “Effects on our Wireless Business of Postpaid Subscriber Losses.”

Effects on our Wireless Business of Postpaid Subscriber Losses

As shown by the table below under “Results of Operations,” Wireless segment earnings represents more than 80% of Sprint’s total consolidated segment earnings. The wireless industry is subject to intense competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless voice and data services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU).

Beginning in 2008, in conjunction with changes in senior management, Sprint undertook steps to address and reduce postpaid subscriber losses. Perceptions in the marketplace, in part as a result of the subscriber losses themselves, as well as other factors, reduced the Sprint brand’s effectiveness in attracting and retaining subscribers. Steps were taken to improve the quality of Sprint’s customer care experience and the Sprint networks, as confirmed by recent independent comparisons with competitors. Steps were also taken to improve the credit quality mix of our subscriber base and to improve our financial stability, including vigorous cost control actions, which have resulted in our continuing strong cash flow from operations. In addition, beginning in 2008 and continuing through 2010, we have undertaken marketing initiatives to strengthen the Sprint brand. We continue to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our networks. We have also introduced new devices improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive new rate plans providing simplicity and value. We believe these actions had a favorable impact on net postpaid subscriber losses in 2009 and expect further improvements in 2010.

Net postpaid subscriber losses had not improved sustainably through the first quarter 2009, in part due to circumstances in the general economy, including higher deactivations of business customer accounts as companies reduced wireless service lines resulting from their own workforce reductions. However, during 2009 and continuing through the second quarter 2010, the Company has begun to see a reduction in our net loss of postpaid subscribers. For the three-month period ended June 30, 2010, net postpaid subscriber losses decreased by 350,000, an improvement of 61% sequentially from March 31, 2010 and decreased by 763,000 subscribers, an improvement of approximately 77% compared to the same period one year ago. For the six-month period ended June 30, 2010, net postpaid subscriber losses decreased by approximately 1.4 million subscribers, an improvement of 64% compared to the same period one year ago.

As discussed below under “Wireless Business—Service Revenue,” the net loss of postpaid subscribers in 2009 and the first half of 2010 can be expected to cause wireless service revenue in the last half of 2010 to be approximately $1.3 billion lower and in 2011 to be approximately $2.6 billion lower than it would have been had those subscribers not been lost. Sprint’s prepaid wireless offerings, as well as the cost controls that have been implemented, will partially offset the effects of net postpaid subscriber losses, but are unlikely to be sufficient to sustain the Company’s level of results from operations and cash flows unless we are successful in further reducing the decline in postpaid subscribers. If our trend of reducing postpaid subscriber losses does not continue throughout 2010, it could have a material negative impact on Sprint’s financial condition, results of operations and liquidity in 2011 and beyond. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should continue to reduce the number of net postpaid subscriber losses for 2010 as compared to 2009.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Wireless segment earnings	$1,224	$1,413	$2,420	$2,862
Wireline segment earnings	273	352	552	638
Corporate, other and eliminations	4	4	7	(8)

Consolidated segment earnings	1,501	1,769	2,979	3,492
Depreciation and amortization	(1,635)	(1,911)	(3,310)	(3,794)
Other, net	71	29	88	(298)

Operating loss	(63)	(113)	(243)	(600)
Interest expense, net	(374)	(350)	(735)	(702)
Equity in losses of unconsolidated investments and other, net	(276)	(146)	(529)	(431)
Income tax (expense) benefit	(47)	225	(118)	755

Net loss	$(760)	$(384)	$(1,625)	$(978)

Consolidated segment earnings decreased $268 million, or 15%, and $513 million, or 15%, for the three and six-month periods ended June 30, 2010 compared to the same periods in 2009. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and corporate, other and eliminations.

Depreciation and Amortization Expense

Depreciation expense decreased $192 million, or 13%, and $334 million, or 12%, for the three and six-month periods ended June 30, 2010 compared to the same periods in 2009, primarily due to a reduction in the replacement rate of fully depreciated assets. Amortization expense declined $84 million, or 18%, and $150 million, or 16%, for the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009, primarily due to reductions in amortization of customer relationships, which are amortized using the sum-of-the-years’-digits method, resulting in higher amortization rates in early periods that decline over time. These reductions were partially offset by an increase in amortization related to the iPCS and Virgin Mobile acquisitions.

Other, net

Other, net improved by $42 million and $386 million for the three and six-month periods ended June 30, 2010 compared to the same periods in 2009. Other, net consists primarily of severance and exit costs and an $84 million benefit resulting from favorable developments relating to access cost disputes with certain exchange carriers associated with prior periods. Severance and exit costs increased by $42 million for the three-month period ended June 30, 2010 compared to the same period in 2009 due to exit costs of $13 million incurred in 2010 as a result of vacating certain office space which is no longer being utilized compared to a $29 million benefit recognized in 2009 related to a reduction in the estimate of severance costs associated with our workforce reduction announced in January 2009. Severance and exit costs decreased $302 million for the six-month period ended June 30, 2010 compared to the same period in 2009 as a result of costs incurred in 2009 for the workforce reduction announced in January 2009 which were not incurred in 2010.

Interest Expense, Net

Interest expense, net increased $24 million, or 7%, and $33 million, or 5%, for the three and six-month periods ended June 30, 2010 compared to the same periods in 2009, primarily due to higher effective interest rates on our average long-term debt balances and increased costs on our revolving credit facilities which includes the accelerated amortization of previously unamortized debt issuance costs from the retirement of our former credit facility. The effective interest rate on the average long-term debt balance of $20.9 billion and $21.3 billion was 7.3% and 6.6% for the three-month periods ended June 30, 2010 and 2009, respectively. The effective interest rate on the average long-term debt balance of $20.9 billion and $21.4 billion was 7.2% and 6.7% for the six-month periods ended June 30, 2010 and 2009, respectively. See “Liquidity and Capital Resources” for more information on the Company’s financing activities. Interest income was unchanged in the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009.

Equity in Losses of Unconsolidated Investments and Other, Net

This item consists mainly of our proportionate share of earnings or losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with the investment in Clearwire consists of Sprint’s share of Clearwire’s net loss and other adjustments such as gains or losses associated with the dilution of Sprint’s ownership interest resulting from Clearwire’s equity issuances. Equity in losses from Clearwire were $300 million and $135 million for the three-month periods ended June 30, 2010 and 2009, and $550 million and $416 million for the six-month periods ended June 30, 2010 and 2009, respectively. First half 2009 equity in losses of Clearwire include a pre-tax dilution loss of $154 million ($96 million after tax) recognized in the first quarter 2009, representing the finalization of ownership percentages associated with the formation of Clearwire, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to the November 2008 closing.

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

Income Tax (Expense) Benefit

The consolidated effective tax rate was an expense of approximately 8% and a benefit of 44% for the six-month periods ended June 30, 2010 and 2009, respectively. The effective tax rate for the six-month period ended June 30, 2010, reflects an expense primarily attributable to a $667 million net increase to the valuation allowance for federal and state deferred tax assets related to net operating loss carryforwards generated during the period. We do not expect to record tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. The income tax benefit for the six-month period ended June 30, 2009 was increased by $108 million consisting of a $28 million net decrease to the valuation allowance and $80 million related to a reduction in the liability for unrecognized tax benefits. Additional information related to items impacting the effective tax rates can be found in Note 10 of Notes to the Consolidated Financial Statements.

Segment Earnings—Wireless Business

Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our subscriber usage. The following table provides an overview of the results of operations of our Wireless segment for the three and six-month periods ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Wireless Earnings	2010	2009	2010	2009
	(in millions)
Postpaid	$5,469	$5,897	$11,008	$11,960
Prepaid	928	469	1,821	826

Retail service revenue	6,397	6,366	12,829	12,786
Wholesale, affiliate and other revenue	51	141	100	303

Total service revenue	6,448	6,507	12,929	13,089
Cost of services (exclusive of depreciation and amortization)	(2,066)	(2,113)	(4,113)	(4,185)

Service gross margin	4,382	4,394	8,816	8,904

Service gross margin percentage	68%	68%	68%	68%
Equipment revenue	566	497	1,133	950
Cost of products	(1,580)	(1,342)	(3,146)	(2,633)

Equipment net subsidy	(1,014)	(845)	(2,013)	(1,683)

Equipment net subsidy percentage	(179)%	(170)%	(178)%	(177)%
Selling, general and administrative expense	(2,144)	(2,136)	(4,383)	(4,359)

Wireless segment earnings	$1,224	$1,413	$2,420	$2,862

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

Retail comprises those subscribers to whom Sprint directly provides wireless services on our networks or networks we utilize through MVNO relationships, such as Clearwire, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $31 million and $43 million, or less than 1%, respectively, for the three and six-month periods ended June 30, 2010, as compared to the same periods in 2009. The increase in retail service revenue was primarily driven by attracting subscribers to the Company’s National Boost Monthly Unlimited prepaid plan in addition to service revenue related to the subscribers acquired through our fourth quarter 2009 business combinations of Virgin Mobile and iPCS. This increase in retail service revenue was partially offset by a decrease in postpaid service revenue driven by a reduction in the Company’s average number of postpaid subscribers of approximately 1.6 million, or 5%, and 2.0 million, or 6%, for the three and six-month periods ended June 30, 2010 as compared to the same period in 2009.

Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships, and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues, in total, decreased $90 million, or 64%, and $203 million, or 67%, for the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009. The majority of the decrease was due to the transfer of subscribers from wholesale and affiliates into postpaid and prepaid classifications as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. The remaining decline was primarily due to a decrease throughout 2009 of the number of subscribers with two of our large MVNO operators in addition to lower revenues received from services provided through our open-device initiative. Approximately one-half of our wholesale subscribers represent a growing number of devices under our open-device initiative, including machine-to-machine services, through devices that utilize our network. These devices generate revenue from non-contract usage which varies depending on the machine-to-machine service being utilized. Average revenue per subscriber for our open-device machine-to-machine services is significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.

Average Monthly Service Revenue per Subscriber and Subscriber Trends

The table below summarizes average number of retail subscribers and average revenue per subscriber for the three and six-month periods ended June 30, 2010 and 2009. Additional information about the number of subscribers, net additions to subscribers, average monthly service revenue per subscriber and average rates of monthly postpaid and prepaid customer churn for each quarter since the first quarter 2009 may be found in the table on the following page.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(subscribers in thousands)
Average postpaid subscribers(1)	33,233	34,874	33,435	35,462
Average prepaid subscribers(1)	11,053	4,670	10,945	4,231
Average monthly service revenue per subscriber(2):
Postpaid	$55	$56	$55	$56
Prepaid	28	34	28	33
Average retail	48	54	48	54

(1)	Average subscribers include subscribers acquired through business combinations prospectively from the date of acquisition. Average subscribers for the three and six-month periods ended June 30, 2010 are inclusive of prepaid and postpaid subscribers acquired through our 2009 business combinations of Virgin Mobile and iPCS which were previously included within wholesale and affiliate subscribers.
(2)	Average monthly service revenue per subscriber for the quarter is calculated by dividing quarterly service revenue by the sum of the average number of subscribers for each month in the quarter. Changes in average monthly service revenue reflect subscribers who change rate plans, the level of voice and data usage during a quarter, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Average monthly retail postpaid service revenue per subscriber for the three and six-month periods ended June 30, 2010 declined slightly as compared to the same periods of 2009 due to declines in overage revenues resulting from the increased popularity of fixed-rate bundled plans including the Any Mobile AnytimeSM feature. Average monthly prepaid service revenue per subscriber for the three and six-month periods ended June 30, 2010 decreased compared to the same periods in 2009. This decrease was due to prepaid subscribers acquired in our fourth quarter 2009 business combination of Virgin Mobile as well as net subscriber additions under our Assurance Wireless brand launched in early 2010, which carry a lower average revenue per subscriber compared to Sprint’s other prepaid subscribers. The lower prepaid average revenue per subscriber and the increased weighting of average prepaid subscribers to total subscribers resulted in a decline in our average retail service revenue per subscriber for the three and six-month periods ended June 30, 2010 compared to the same periods in 2009.

The following table shows (a) net additions (losses) of subscribers for each quarter beginning with the first quarter 2009 excluding subscribers obtained through business combinations, (b) our total subscribers as of the end of each quarterly period, (c) our average monthly service revenue per subscriber, and (d) our average rates of monthly postpaid and prepaid customer churn.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Net additions (losses) (in thousands)
Postpaid(1) :
iDEN	(720)	(598)	(530)	(507)	(447)	(364)
CDMA(2)	(530)	(393)	(271)	3	(131)	136

Total retail postpaid	(1,250)	(991)	(801)	(504)	(578)	(228)

Prepaid:
iDEN	764	938	801	483	(44)	(465)
CDMA	(90)	(161)	(135)	(48)	392	638

Total retail prepaid	674	777	666	435	348	173

Wholesale and affiliates	394	(43)	(410)	(79)	155	166

Total Wireless	(182)	(257)	(545)	(148)	(75)	111

End of period subscribers (in thousands)
Postpaid:
iDEN	8,890	8,292	7,762	7,255	6,808	6,444
CDMA(2)	26,538	26,145	25,874	26,712	26,581	26,717

Total retail postpaid(3)	35,428	34,437	33,636	33,967	33,389	33,161

Prepaid:
iDEN	3,497	4,435	5,236	5,719	5,675	5,210
CDMA	774	613	478	4,969	5,361	5,999

Total retail prepaid(3)	4,271	5,048	5,714	10,688	11,036	11,209

Wholesale and affiliates(3)	9,384	9,341	8,931	3,478	3,633	3,799

Total Wireless	49,083	48,826	48,281	48,133	48,058	48,169

Average monthly service revenue per subscriber
Postpaid	$56	$56	$56	$55	$55	$55
Prepaid	$31	$34	$35	$31	$27	$28

Monthly customer churn rate(4)
Retail postpaid	2.25%	2.05%	2.17%	2.11%	2.15%	1.85%
Retail prepaid	6.86%	6.38%	6.65%	5.56%	5.74%	5.61%

(1)	Postpaid subscriber net additions by platform (iDEN and CDMA) have been modified for all periods presented to include subscribers that migrated between network technologies, which were previously excluded. This change in presentation of previously reported amounts had no effect on total retail postpaid net additions or other subscriber related performance metrics in any prior periods and better reflects Sprint’s trend of subscriber activity by network technology.
(2)	Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.
(3)	Reflects the transfer of 4,539,000 Prepaid and 835,000 Postpaid subscribers from Wholesale and affiliates as a result of the business combinations completed in the fourth quarter 2009.
(4)	Churn is calculated by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For postpaid accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Postpaid and prepaid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where the customer’s service is terminated due to a lack of payment or other reasons.

Retail Postpaid Subscribers—We lost 228,000 net postpaid subscribers during the three-month period ended June 30, 2010 as compared to a net postpaid subscriber loss of 991,000 during the same period in 2009. Our retail postpaid subscriber loss for the second quarter 2010 includes the deactivation of the remaining 60,000 Helio postpaid subscribers, due to the decommissioning of the Helio Systems. Helio postpaid subscribers were acquired as a result of our fourth quarter 2009 acquisition of Virgin Mobile. Our improvement in net postpaid subscriber losses of 763,000 can be attributed to our improvements in retail postpaid churn resulting from simplified and value-driven bundled offers, a more competitive device line-up, as well as our continued improvements in overall customer experience and customer care satisfaction. As a result of these continued improvements, the Company expects to have fewer net postpaid subscriber losses in the second half of 2010, as compared to the first half of 2010. However, our net loss of postpaid subscribers in 2009 and the first half of 2010 can be expected to cause wireless service revenue in the last half of 2010 to be approximately $1.3 billion lower and in 2011 to be approximately $2.6 billion lower than it would have been had those subscribers not been lost. If our trend of improving postpaid subscriber losses does not continue throughout 2010, it could have a significant negative impact on Sprint’s financial condition, results of operations and liquidity in 2011 and beyond.

Retail Prepaid Subscribers—We added approximately 173,000 net prepaid subscribers during the three-month period ended June 30, 2010 as compared to 777,000 net prepaid subscribers for the same period in 2009. Our net prepaid subscriber additions in the three-month period ended June 30, 2010 were principally driven by net additions from the Boost and Assurance Wireless brands, partially offset by net losses associated with the Virgin Mobile brand. Our net prepaid subscriber additions in the three-month period ended June 30, 2009 were principally driven by the first quarter 2009 launch of our Boost Monthly Unlimited plan. Our year over year decline in net prepaid subscriber additions of 604,000 for the three months ended June 30, 2010 is primarily due a reduction in net additions of Boost Monthly Unlimited subscribers resulting from increased competition of prepaid unlimited offerings and net subscriber losses related to Virgin Mobile subscribers partially offset by growth of Assurance Wireless. End of period prepaid subscribers include subscribers engaged in certain retention programs that target qualifying subscribers to maintain ongoing service while providing additional time to make a replenishment prior to account deactivation. Subscribers targeted through retention programs are not included in the calculation of churn until their offer expires without a replenishment to their account.

Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in PCS affiliate territories and a growing portion of subscribers from our open-device initiative primarily representing machine-to-machine devices that utilize our network. During the three-month period ended June 30, 2010, wholesale and affiliate subscriber additions were 166,000, resulting in approximately 3.8 million wholesale and affiliate subscribers at June 30, 2010, compared to approximately 9.3 million wholesale and affiliate subscribers at June 30, 2009. The decrease in the wholesale subscriber base was driven primarily by subscribers transferred to postpaid and prepaid as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. The remaining decline was primarily due to a decrease throughout 2009 of the number of subscribers with two of our large MVNOs partially offset by increases in other MVNO relationships. Wholesale and affiliate net subscriber additions for the first half of 2010 as compared to the first half of 2009 do not reflect the loss of two of our large MVNOs which occurred throughout 2009 and was completed in the fourth quarter 2009. Of the remaining 3.8 million subscribers included in wholesale and affiliate, approximately one-half represent machine-to-machine activities such as e-readers, in-vehicle devices and telematics.

Cost of Services

Cost of services consists primarily of:

•

costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, labor costs associated with network employees and spectrum frequency leasing costs;

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

Cost of services decreased $47 million, or 2%, and $72 million, or 2%, for the three and six-month periods ended June 30, 2010 compared to the same periods in 2009, primarily reflecting a decline in service and repair costs by focusing on device repairs and refurbishment rather than utilizing new devices, a decline in local and long distance network costs as a result of lower subscribers as well as a decline in payments to third party vendors as a result of changing from usage based payments to flat rates. This decline was partially offset by increased roaming due to higher data usage and increased interconnect and license fees as a result of subscriber usage.

Equipment Net Subsidy

We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user customer. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of devices and accessories also includes order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue increased $69 million, or 14%, and $183 million, or 19%, for the three and six-month periods ended June 30, 2010, respectively, compared to the same periods in 2009 primarily due to an increase in the number of devices sold in the first half of 2010 as compared to the same period in 2009. Cost of devices increased $234 million, or 18%, and $507 million, or 20%, for the three and six-month periods ended June 30, 2010 compared to the same periods in 2009, primarily due to an increase in the number of postpaid and prepaid devices sold, in addition to an increase in the average cost per device as our mix of postpaid devices sold consisted of a greater percentage of devices with higher functionality and cost.

Selling, General and Administrative Expense

Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our retail sales force, retail stores and marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, strategic planning and technology and product development.

Sales and marketing expense increased $60 million, or 6%, and $111 million, or 5%, in the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009, primarily due to an increase in sales costs related to our business combinations in the fourth quarter 2009 in addition to an increase in gross subscriber additions, offset by a decline in marketing expenditures related to our cost cutting initiatives.

General and administrative costs decreased $52 million, or 5%, and $87 million, or 4%, in the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009, primarily due to a decrease in employee related costs as part of our cost cutting initiatives and a reduction in customer care costs offset by an increase in bad debt expense. Employee related costs decreased by approximately $32 million and $73 million in the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009 due to the workforce reductions and cost cutting initiatives announced in 2009 offset by increases as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. Customer care costs decreased $44 million and $70 million in the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009. The improvement in customer care costs is largely attributable to customer care quality initiatives that have resulted in a reduction in calls per subscriber which allowed for a reduction of 19 call centers throughout 2009. Bad debt expense was $108 million and $215 million for the three and six-month periods ended June 30, 2010 representing a $35 million and $70 million increase as compared to the same periods in 2009 resulting primarily from 2009 reductions in allowances for bad debt due to increased rates of recovery. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to credit policies established for subscribers and analysis of historical collection experience. Our mix of prime postpaid subscribers to total postpaid subscribers remained relatively flat at approximately 84% for both the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009.

Segment Earnings—Wireline Business

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

Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue, and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our

Wireline services provided to our Wireless segment are generally accounted for based on market rates which we believe approximate fair value. The following table provides an overview of the results of operations of our Wireline segment for the three and six-month periods ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
Wireline Earnings	2010	2009	2010	2009
	(in millions)
Voice	$568	$644	$1,153	$1,304
Data	133	171	271	370
Internet	552	583	1,105	1,160
Other	19	30	40	59

Total net service revenue	1,272	1,428	2,569	2,893
Cost of services and products	(847)	(899)	(1,693)	(1,852)

Service gross margin	425	529	876	1,041

Service gross margin percentage	33%	37%	34%	36%
Selling, general and administrative expense	(152)	(177)	(324)	(403)

Wireline segment earnings	$273	$352	$552	$638

Wireline Revenue

Voice Revenues

Voice revenue decreased $76 million, or 12%, and $151 million, or 12%, for the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009, primarily as a result of volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 31% of total voice revenues for both the three and six-month periods ended June 30, 2010 as compared to 30% for the same periods in 2009.

Data Revenues

Data revenues reflect sales of data services, including ATM, frame relay and managed network services. Data revenues decreased $38 million, or 22%, and $99 million, or 27%, for the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009, primarily due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. Data revenues generated from the provision of services to the Wireless segment represented 27% and 25% of total data revenue for the three and six-month periods ended June 30, 2010 as compared to 19% and 17% for the same periods in 2009.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues decreased $31 million, or 5%, and $55 million, or 5%, for the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009. The decrease was due to lower market rates as a result of increased competition, which was partially offset by revenue growth in Cable VoIP, which has experienced an 11% increase in subscribers from June 30, 2009 to June 30, 2010. Internet revenues generated from the provision of services to our Wireless segment represented 9% of total Internet revenues for both the three and six-month periods ended June 30, 2010 as compared to 11% in the same periods in 2009. Some MSO’s are in the process of in-sourcing their digital voice products for which the transition and associated effect on revenue would occur over the next several years.

Other Revenues

Other revenues, which primarily consist of sales of customer premises equipment, decreased $11 million, or 37%, and $19 million, or 32%, for the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009, as a result of fewer projects.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $52 million, or 6%, and $159 million, or 9%, for the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009, due to declining voice volumes and a shift in mix to lower cost products as a result of the migration from data to IP-based technologies. Service gross margin percentage decreased from 37% and 36% in the three and six-month periods ended June 30, 2009 to 33% and 34%, respectively, in the same periods of 2010, primarily as a result of a decrease in net service revenue offset by a decrease in costs of services and products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $25 million, or 14%, and $79 million, or 20%, for the three and six-month periods ended June 30, 2010 as compared to the same periods in 2009. The decrease was primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net service revenue was 12% and 13% in the three and six-month periods ended June 30, 2010 as compared to 12% and 14% in each of the same periods in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Six Months Ended June 30,
	2010	2009
	(in millions)
Cash provided by operating activities	$2,377	$2,515
Cash used in investing activities	(1,115)	(1,032)
Cash used in financing activities	(804)	(582)

At June 30, 2010, cash and cash equivalents were $4.3 billion as compared to $4.6 billion as of June 30, 2009.

Operating Activities

Net cash provided by operating activities of $2.4 billion in the first half of 2010 decreased $138 million from the same period 2009 primarily due to a $420 million decrease in cash received from our subscribers as a result of declining service revenues offset by decreases of $238 million in cash paid to our suppliers and employees and $36 million in cash paid for income taxes. Subscriber revenue earned but not billed represented about 10% and 11% of our accounts receivable balance as of June 30, 2010 and June 30, 2009, respectively.

Investing Activities

Net cash used in investing activities for the first half of 2010 increased by $83 million as compared to the first half of 2009. Activity for the first half of 2010 included increased capital expenditures of $205 million to add coverage and capacity to our wireless networks in addition to payments related to the third installment of our investment in Clearwire of $58 million. This activity was offset by reduced expenditures relating to FCC licenses of $80 million as determined by specific operations requirements of the Report and Order and increased net proceeds from sales and maturities of short-term investments of $94 million.

Financing Activities

Net cash used in financing activities was $804 million for the first half of 2010 compared to $582 million for the same period 2009. The first half of 2010 included the debt repayment of $750 million in June 2010 and $51 million of debt financing costs associated with our new revolving credit facility. Activity for the first half of 2009 included $600 million of scheduled debt repayment in May 2009.

Liquidity

As of June 30, 2010, our cash and cash equivalents totaled $4.3 billion. On May 21, 2010 we entered into a new $2.1 billion unsecured revolving credit facility that expires in October 2013. This new credit facility replaced the $4.5 billion credit facility that was due to expire in December 2010. On June 28, 2010, the Company paid $750 million in principal plus accrued and unpaid interest on its outstanding floating rate senior notes as scheduled. In addition, in January 2011, $1.65 billion of Sprint Capital Corporation 7.625% senior notes will mature, which we do not expect to refinance.

The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.5 to 1.0. Beginning in April 2012, the ratio will be reduced to 4.25 to 1.0, and further reduced to 4.0 to 1.0 in January 2013. As of June 30, 2010, the ratio was 3.6 to 1.0 as compared to 3.5 to 1.0 as of December 31, 2009 resulting from our decline in adjusted EBITDA. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to LIBOR, plus a margin of between 2.75% and 3.50%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. As of June 30, 2010, we had $1.7 billion in letters of credit outstanding, including a $1.6 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, and no outstanding balance under our $2.1 billion revolving bank credit facility. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $400 million of borrowing capacity available under our revolving bank credit facility as of June 30, 2010.

A default under our credit facilities could trigger defaults under our other debt obligations, including our senior notes, which in turn could result in the maturities of certain debt obligations being accelerated. The indentures that govern our outstanding senior notes also require that we comply with various covenants, including limitations on the incurrence of indebtedness and liens by us and our subsidiaries. We expect to remain in compliance with these covenants through at least the end of 2011, although there can be no assurance that we will do so. Although we expect to improve our postpaid subscriber results, if we do not meet our plan, depending on the severity of the actual subscriber results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.

Sprint’s current liquidity position makes it likely that we will be able to meet our debt service requirements and other funding needs at least through 2011. Specifically, we expect to be able to meet our currently identified funding needs through at least the end of 2011 by using our anticipated cash flows from operating activities as well as our cash, cash equivalents and short-term investments on hand. In addition, we also have available the remaining borrowing capacity under our revolving bank credit facility. Nevertheless, if we are unable to reduce the rate of losses of postpaid subscribers in 2010, it would have a significant negative impact on cash provided by operating activities and our liquidity in future years.

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

As of June 30, 2010, Moody’s Investor Service, Standard & Poor’s Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

	Rating		Outlook
Rating Agency	Senior Unsecured Bank Credit Facility	Senior Unsecured Debt
Moody’s	Baa2	Ba3	Negative
Standard and Poor’s	Not Rated	BB-	Negative
Fitch	BB	BB	Negative

Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the public capital markets.

As of June 30, 2010, we had working capital of $1.3 billion compared to $1.8 billion as of December 31, 2009.

CURRENT BUSINESS OUTLOOK

We endeavor to both add new and retain our existing wireless subscribers in order to reverse the net loss in postpaid wireless subscribers that we have been experiencing. We expect to improve our subscriber trends by continuing to improve the customer experience and through offers which provide value, simplicity and productivity.

Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to say with assurance the amount of net retail postpaid subscriber losses we will experience during the remaining quarters of 2010 or thereafter. However, the Company expects to deliver positive total net wireless subscriber additions during the remainder of 2010 and fewer net postpaid subscriber losses in the second half of 2010, as compared to the first half of 2010.

Our net subscriber losses have significantly reduced our revenue and operating cash flow. These effects will continue if we do not attract new subscribers and/or continue to reduce our rate of churn. See “Wireless Segment Earnings” above for a discussion of how our subscriber trends will impact our segment earnings trends. Also, subscriber losses will further decrease our adjusted EBITDA, as defined by our revolving bank credit facility. Management implemented cost reduction programs designed to decrease our cost structure by reducing our labor and other costs; however, we do not expect that the reduction in costs will fully offset the revenue declines described above.

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

•

the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and equipment we provide and our ability to attract new subscribers and retain existing subscribers; the overall demand for our service offerings, including the impact of decisions of new or existing subscribers between our postpaid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•

the effect of limiting or reducing capital and operating expenditures on our ability to improve and enhance our networks and service offerings, implement our business strategies and provide competitive new technologies;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

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

In connection with the preparation of this Form 10-Q as of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2010, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recognized, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On October 18, 2009, we entered into a merger agreement with iPCS pursuant to which Sprint agreed to acquire iPCS. In connection with the merger agreement, Sprint and iPCS sought an immediate stay of litigation and the Circuit Court of Cook County, Illinois, Chancery Division and the Illinois Appellate Court entered the stay on all litigation, including iPCS’s request for an injunction to block the merger of Sprint and Virgin Mobile USA, Inc., and, upon the closing of the acquisition, all litigation between iPCS and Sprint was dismissed. Subsequent to the announcement of our merger agreement, two lawsuits were filed in Cook County, Illinois state court on behalf of iPCS shareholders against iPCS, the members of the iPCS Board of Directors as individual defendants, Sprint Nextel and Ireland Acquisition Corp. seeking to enjoin Sprint Nextel’s proposed acquisition of iPCS’ common stock. The complaints assert breach of fiduciary duties by the individual defendant iPCS directors and aiding and abetting the breach of fiduciary duties by Sprint Nextel. We have settled these two complaints for an immaterial amount and the settlements have been given final court approval.

We are involved in certain other legal proceedings that are described in Note 11 of Notes to the Consolidated Financial Statements included in this report. During the quarter ended June 30, 2010, there were no material developments in the status of these legal proceedings.

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

The only material change to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2009 is as follows:

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

We obtain some of our CDMA handsets from HTC. Apple Inc. has filed an action with the International Trade Commission (ITC) and with U.S District Courts accusing HTC Corp. of patent infringement. HTC has filed an action against Apple with the ITC accusing Apple of infringing HTC patents. Apple’s claims against HTC, if successful, could require us to cease providing certain products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., and Intel Corporation	8-K	001-04721	2.1	05/07/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	07/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.1	11/12/2009

(4) Instruments Defining the Rights of Sprint Nextel Corporation Security Holders

4.1	The rights of Sprint Nextel Corporation’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	02/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(10) Executive Compensation Plans and Arrangements

10.1	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program					*

10.2	Form of Stock Option Agreement (for certain Nextel Communication Inc. employees under the Stock Option Exchange Program)	Sch. TO-I	005-41991	d(2)	05/17/2010

10.3	Form of Stock Option Agreement (for all other employees under the Stock Option Exchange Program)	Sch. TO-I/A	005-41991	d(3)	05/21/2010

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a – 14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed or furnished herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

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

Dated: August 5, 2010