Form 10-Q
period 2010-09-30
SPRINT NEXTEL CORP
filed 2010-11-05
CIK 101830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

(800) 829-0965

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☑

COMMON SHARES OUTSTANDING AT OCTOBER 28, 2010:

VOTING COMMON STOCK
Series 1	2,952,045,324
Series 2	35,000,000

SPRINT NEXTEL CORPORATION

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$4,666	$3,819
Short-term investments	—	105
Accounts and notes receivable, net of allowance for doubtful accounts of $188 and $206	3,042	2,996
Device and accessory inventory	562	628
Deferred tax assets	215	295
Prepaid expenses and other current assets	770	750

Total current assets	9,255	8,593
Investments	3,823	4,624
Property, plant and equipment, net	15,961	18,280
Intangible assets
Goodwill	359	373
FCC licenses and other	20,244	19,911
Definite-lived intangible assets, net	2,158	3,178
Other assets	474	465

	$52,274	$55,424

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,423	$2,267
Accrued expenses and other current liabilities	3,366	3,750
Current portion of long-term debt, financing and capital lease obligations	1,758	768

Total current liabilities	7,547	6,785
Long-term debt, financing and capital lease obligations	18,540	20,293
Deferred tax liabilities	6,785	6,693
Other liabilities	3,788	3,558

Total liabilities	36,660	37,329

Commitments and contingencies
Shareholders’ equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.008 and 3.007 billion shares issued, 2.986 and 2.973 billion shares outstanding	6,016	6,015
Paid-in capital	46,828	46,793
Treasury shares, at cost	(282)	(582)
Accumulated deficit	(36,599)	(33,779)
Accumulated other comprehensive loss	(349)	(352)

Total shareholders’ equity	15,614	18,095

	$52,274	$55,424

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Net operating revenues	$8,152	$8,042	$24,262	$24,392
Net operating expenses
Costs of services and products (exclusive of depreciation and amortization included below)	4,496	4,269	12,924	12,356
Selling, general and administrative	2,317	2,267	7,020	7,038
Depreciation	1,304	1,476	3,840	4,346
Amortization	248	344	1,022	1,268
Other, net	—	(60)	(88)	238

	8,365	8,296	24,718	25,246

Operating loss	(213)	(254)	(456)	(854)
Other expense
Interest expense, net	(353)	(355)	(1,088)	(1,057)
Equity in losses of unconsolidated investments and other, net	(292)	(156)	(821)	(587)

Loss before income taxes	(858)	(765)	(2,365)	(2,498)
Income tax (expense) benefit	(53)	287	(171)	1,042

Net loss	$(911)	$(478)	$(2,536)	$(1,456)

Basic and diluted loss per common share	$(0.30)	$(0.17)	$(0.85)	$(0.51)

Basic and diluted weighted average common shares outstanding	2,990	2,881	2,987	2,882

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash flows from operating activities
Net loss	$(2,536)	$(1,456)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,862	5,614
Provision for losses on accounts receivable	317	266
Share-based compensation expense	55	61
Deferred and other income taxes	196	(993)
Equity in losses of unconsolidated investments and other, net	821	587
Gains from asset dispositions and exchanges	—	(60)
Contribution to pension plan	—	(200)
Other changes in assets and liabilities:
Accounts and notes receivable	(366)	(79)
Inventories and other current assets	18	24
Accounts payable and other current liabilities	30	20
Other, net	(49)	(108)

Net cash provided by operating activities	3,348	3,676

Cash flows from investing activities
Capital expenditures	(1,412)	(1,119)
Expenditures relating to FCC licenses	(356)	(471)
Proceeds from sales and maturities of short-term investments	155	18
Purchases of short-term investments	(50)	(550)
Proceeds from sales and exchanges of assets	25	57
Investment in Clearwire	(58)	—
Other, net	(6)	(7)

Net cash used in investing activities	(1,702)	(2,072)

Cash flows from financing activities
Proceeds from debt and financings	—	1,303
Repayments of debt and capital lease obligations	(755)	(1,214)
Debt financing costs	(51)	—
Other, net	7	—

Net cash (used in) provided by financing activities	(799)	89

Net increase in cash and cash equivalents	847	1,693
Cash and cash equivalents, beginning of period	3,819	3,691

Cash and cash equivalents, end of period	$4,666	$5,384

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	3,007	$6,015	$46,793	34	$(582)	$(33,779)	$(352)	$18,095
Net loss	—	—	—	—	—	(2,536)	—	(2,536)
Other comprehensive income, net	—	—	—	—	—	—	3	3

Total comprehensive loss								(2,533)

Issuance of common shares, net	1	1	(1)	(12)	300	(294)	—	6
Share-based compensation expense	—	—	46	—	—	—	—	46
Other	—	—	(10)	—	—	10	—	—

Balance, September 30, 2010	3,008	$6,016	$46,828	22	$(282)	$(36,599)	$(349)	$15,614

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

The preparation of the unaudited interim consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities at the date of the unaudited interim consolidated financial statements. These estimates are inherently subject to judgment and actual results could differ.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 2.	New Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) modified the accounting for Multiple-Deliverable Revenue Arrangements and Certain Revenue Arrangements that Include Software Elements. These modifications alter the methods previously required for allocating consideration received in multiple-element arrangements to require revenue allocation to elements containing software components and non-software components that function together to deliver the product’s essential functionality. These modifications will be effective prospectively for the fiscal year ended December 31, 2011 and are currently being evaluated to determine the effect, if any, on our consolidated financial statements.

In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. We are currently evaluating the amendments to determine the effect, if any, on our consolidated financial statements.

Note 3.	Investments

The components of investments were as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Marketable equity securities	$40	$43
Equity method and other investments	3,783	4,581

Total investments	$3,823	$4,624

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Method Investments

Clearwire

Sprint’s investments in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC, (collectively “Clearwire”) are part of our long-term plan to participate in the fourth generation (4G) wireless broadband market, and to benefit from Clearwire’s entry into that market. Clearwire is continuing to execute its business plan, including building its 4G wireless broadband network, and Clearwire, Sprint and other investors are offering 4G products utilizing that network in available markets. On November 9, 2009, Sprint, in addition to other investors, entered into an agreement with Clearwire to make additional investments for a total of approximately $1.56 billion in exchange for Class B voting common stock (Class B Voting) of Clearwire Corporation and Class B non-voting common interests (Class B Non-voting) in Clearwire Communications LLC (together, “Class B Common Interests”). Sprint agreed to contribute $1.176 billion in three installments in exchange for approximately 161.7 million Class B Common Interests. During the fourth quarter 2009, Sprint’s net investment increased by approximately $1.1 billion in exchange for 155 million shares of Class B Common Interests. Sprint’s final installment of $50 million was contributed on March 2, 2010 upon Clearwire’s satisfaction of certain closing conditions. Under the terms of the investment agreement, Clearwire also filed a registration statement with the Securities and Exchange Commission, referred to as the Rights Offering Registration Statement (Rights Offering). Under the terms of the Rights Offering, which commenced on December 21, 2009, Clearwire distributed at no charge to the holders of its Class A common stock, one transferable subscription right for each share of Class A common stock then owned, up to an aggregate of 216.6 million rights. Each right was exercisable to purchase 0.4336 shares at an exercise price of $7.33 per share. The subscription rights were exercisable for up to an aggregate of 93.9 million shares of Clearwire’s Class A common stock (which includes 44.7 million shares issuable upon the exercise of rights issued to certain stockholders who, on their own behalf, agreed not to exercise or transfer any rights they received pursuant to the Rights Offering, subject to limited exceptions), and expired on June 21, 2010. Rights to purchase approximately 39.6 million shares of Class A common stock were exercised for an aggregate purchase price of approximately $290.3 million which diluted Sprint’s ownership interest from 56% to 54%.

As of September 30, 2010, Sprint’s 54% non-controlling interest in Clearwire, in the form of 532 million shares of Class B Voting in Clearwire Corporation and 532 million Class B Non-voting in Clearwire Communications LLC had a carrying value of $3.5 billion. Sprint’s loss from its investment in Clearwire consists of Sprint’s share of Clearwire’s net loss and other adjustments such as gains or losses associated with the dilution of Sprint’s ownership interest resulting from Clearwire’s equity issuances. Equity in losses from Clearwire were $298 million and $848 million for the three and nine-month periods ended September 30, 2010 and $156 million and $572 million for the three and nine-month periods ended September 30, 2009, respectively. Equity in losses of Clearwire for the prior year include a pre-tax dilution loss of $154 million ($96 million after tax), recognized in the first quarter 2009, representing the finalization of ownership percentages, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to the November 2008 closing. Each share of Clearwire Corporation Class B Voting, together with one Clearwire Communications LLC Class B Non-voting, is exchangeable for one share of Clearwire Corporation’s Class A common stock, a publicly traded security.

During the first nine months of fiscal 2010, Clearwire reported a net loss of $1.6 billion. During that period, Clearwire reported that it utilized $840 million of cash in operating activities and spent approximately $2.0 billion on capital expenditures in the development of their network. Clearwire has reported that it does not expect its operations to generate positive cash flows during the next twelve months. As of September 30, 2010, Clearwire reported available cash and short-term investments of approximately $1.4 billion. Based on Clearwire’s current projections, Clearwire does not expect their cash and short-term investments as of September 30, 2010 to be sufficient to cover their estimated liquidity needs for the next twelve months. Without

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional financing sources, Clearwire forecasts that their cash and short-term investments would be depleted as early as the middle of 2011. Thus, Clearwire will be required to raise additional capital in the near-term in order to continue operations. Further, Clearwire reported that it also needs to raise substantial additional capital over the long-term to fully implement their business plans. The amount of additional capital required by Clearwire depends on a number of factors, many of which are difficult to predict and outside of their control, and may change if their current projections prove to be incorrect. As a result of Clearwire’s expected continued losses from operations and the uncertainty about its ability to obtain sufficient additional capital, as discussed below, Clearwire has reported that, as of September 30, 2010, there is substantial doubt about its ability to continue as a going concern.

Clearwire reported it is actively pursuing various initiatives to raise additional capital, including discussions with a number of major shareholders and other third parties about a number of options, including potential strategic transactions, additional debt or equity financings and/or asset sales. A special committee of Clearwire’s Board of Directors has been formed to explore strategic alternatives, including transactions that may involve a sale or other realignment of the ownership and governance of their company. Additionally, at the same time, Clearwire reported it is holding discussions with various parties with respect to securing additional financing, which would likely include selling additional equity or debt securities issued by Clearwire or their domestic or international subsidiaries. Any additional debt financing would increase their future financial commitments, while any additional equity financing may be dilutive to Clearwire stockholders. Clearwire’s ability to raise sufficient additional capital in the near and long-term on acceptable terms, or at all, remains uncertain. Lastly, Clearwire reported that the fair market value of their spectrum portfolio exceeds their outstanding liabilities and that a portion of their spectrum is not essential to Clearwire’s business. Thus, Clearwire has initiated a process whereby they are seeking bids to potentially sell the excess spectrum assets to raise additional funds to continue to operate. However, the process is at an early stage, and there can be no assurance that Clearwire will be able to sell a sufficient amount of spectrum on terms acceptable to them.

Sprint’s ability to recover the carrying value of $3.5 billion as of September 30, 2010 depends, in part, upon Clearwire’s ability to obtain sufficient funding to support its operations. As of September 30, 2010, the carrying value of Sprint’s equity investment in Clearwire represents $6.64 per share based on the assumed exchange of our Class B Common Interests for Class A common stock. The market price of Clearwire’s publicly traded stock was $8.09 per share as of September 30, 2010. Uncertainty regarding timing and Clearwire’s ability to obtain sufficient funding could result in significant changes to Clearwire’s stock price and value. A decline in the estimated fair value of Clearwire that would be deemed to be other-than-temporary could result in a material impairment to the carrying value of our investment. Sprint does not intend to sell its 54% ownership interest in the foreseeable future, and recoverability of our equity investment is not affected by short-term fluctuations in Clearwire’s stock price.

Summarized financial information for Clearwire is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Revenues	$147	$69	$376	$194
Operating expenses	(687)	(360)	(1,844)	(960)

Operating loss	$(540)	$(291)	$(1,468)	$(766)
Net loss before non-controlling interests	$(565)	$(305)	$(1,551)	$(830)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Financial Instruments

Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost which approximates fair value. Short-term investments (consisting primarily of treasury securities) and marketable equity securities are measured on a recurring basis and carried at amounts which approximate fair value. The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities, was approximately $20.5 billion and $20.0 billion as of September 30, 2010 and December 31, 2009, respectively, based on market prices and interest rates. Any changes in fair value of assets or liabilities carried at fair value are reported in other comprehensive income (loss) each period and recognized in earnings upon sale or settlement.

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

	September 30, 2010	December 31, 2009
	(in millions)
Land	$331	$332
Network equipment, site costs and related software	37,371	36,992
Buildings and improvements	4,813	4,792
Non-network internal use software, office equipment and other	2,576	2,966
Construction in progress	1,036	1,111
Less accumulated depreciation	(30,166)	(27,913)

Property, plant and equipment, net	$15,961	$18,280

Note 6.	Intangible Assets

Indefinite-Lived Intangible Assets

	December 31, 2009	Net Additions/ (Reductions)	September 30, 2010
	(in millions)
FCC licenses	$19,502	$333	$19,835
Trademarks	409	—	409
Goodwill(1)	373	(14)	359

	$20,284	$319	$20,603

(1)	The net reduction to goodwill was a result of purchase price allocation adjustments primarily to deferred tax assets and liabilities related to our acquisitions in the fourth quarter of 2009.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets.

Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the fourth quarter 2009, we acquired Virgin Mobile USA, Inc. (Virgin Mobile) and iPCS, Inc. (iPCS), which resulted in the recognition of $359 million of goodwill. As of the end of the second quarter 2010, Sprint has finalized purchase price allocations associated with these acquisitions.

Intangible Assets Subject to Amortization

	Useful Lives	September 30, 2010			December 31, 2009
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in millions)
Customer relationships	2 to 5 years	$1,925	$(1,625)	$300	$12,224	$(11,093)	$1,131
Other intangible assets
Trademarks	10 to 37 years	1,169	(466)	703	1,169	(394)	775
Reacquired rights	9 to 14 years	1,571	(486)	1,085	1,572	(386)	1,186
Other	9 to 16 years	134	(64)	70	126	(40)	86

		2,874	(1,016)	1,858	2,867	(820)	2,047

Total definite-lived intangible assets		$4,799	$(2,641)	$2,158	$15,091	$(11,913)	$3,178

Note 7. Accounts Payable

Accounts payable at September 30, 2010 and December 31, 2009 included liabilities in the amounts of $131 million and $150 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	September 30, 2010	December 31, 2009
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00 – 9.25%	2016 – 2022	$3,500	$4,250
Sprint Capital Corporation	6.88 – 8.75%	2011 – 2032	9,854	9,854
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 – 7.38%	2013 – 2015	4,780	4,780
Secured notes
iPCS, Inc.	2.59 – 3.72%	2013 – 2014	481	479
Credit facilities—Sprint Nextel Corporation
Bank credit facility	3.56%	2013	—	—
Export Development Canada	3.46%	2012	750	750
Financing obligation	9.50%	2030	698	698
Capital lease obligations and other(1)	4.11 – 15.49%	2010 – 2022	184	190
Net premiums			51	60

			20,298	21,061
Less current portion			(1,758)	(768)

Long-term debt, financing and capital lease obligations			$18,540	$20,293

(1)	Includes $105 million in outstanding principal related to a consolidated variable interest entity.

As of September 30, 2010, Sprint Nextel Corporation, the parent corporation, had $4.3 billion in principal of debt outstanding, including the credit facilities. In addition, $15.1 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $10.3 billion is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries’ debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments totaled $1.2 billion and $1.1 billion during the nine-month periods ended September 30, 2010 and 2009, respectively.

Notes

Notes consist of senior and serial redeemable senior notes that are unsecured and secured notes of iPCS, which are secured solely with the underlying assets of iPCS. In March 2010, Sprint Nextel Corporation issued a full and unconditional guarantee of the iPCS Secured Notes. Interest payments on the iPCS debt are payable quarterly. The Company may elect to pay interest on a portion of this debt entirely in cash or by increasing the principal amount of the Secured Notes. Cash interest on the remaining notes is generally payable semiannually in arrears. Approximately $18.4 billion of the notes are redeemable at the Company’s discretion plus accrued interest. On June 28, 2010, the Company paid $750 million in principal plus accrued and unpaid interest on its outstanding floating rate senior notes as scheduled.

Credit Facilities

On May 21, 2010, the Company entered into a new $2.1 billion unsecured revolving bank credit facility that expires in October 2013, which replaced the $4.5 billion credit facility that was due to expire in December 2010.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2010, $1.4 billion in letters of credit, which includes a $1.3 billion letter of credit required by the FCC’s Report and Order to reconfigure the 800 MHz band, were outstanding under our $2.1 billion revolving bank credit facility. As a result, the Company had $700 million of borrowing capacity available under this revolving bank credit facility as of September 30, 2010. The terms of this credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. The unsecured loan agreement with Export Development Canada will mature in March 2012 and has terms similar to those of the revolving bank credit facility.

Financing, Capital Lease and Other Obligations

We have approximately 3,000 cell sites, which we sold and subsequently leased back space. Terms extend over a period of ten years, beginning in 2008, with renewal options for an additional 20 years. The cell sites continue to be reported as part of our property, plant and equipment due to our continued involvement with the property sold and the transaction is accounted for as a financing. Our capital lease and other obligations are primarily for the use of communication switches.

During the second quarter 2010, Sprint exercised its option to acquire 10MHz of spectrum from a consolidated variable interest entity. Sprint’s acquisition of this spectrum will result in the reduction of financing, capital lease and other obligations of $105 million. Sprint received regulatory approval of the acquisition during the third quarter 2010, and the transaction is expected to close during the fourth quarter 2010.

Covenants

As of September 30, 2010, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. We own a 54% economic interest in Clearwire as of September 30, 2010. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. If viewed as a subsidiary, certain actions or defaults by Clearwire would result in a potential breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. In any event, Sprint could elect to take certain actions, at its own discretion and control, which would eliminate the potential for Clearwire to be considered a subsidiary of Sprint.

We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined in the credit facilities (adjusted EBITDA), exceeds 2.5 to 1.0. The Company also is obligated to repay the credit facilities if certain change-of-control events occur.

Note 9.	Severance and Exit Costs

We did not recognize any severance or exit costs for the three-month period ended September 30, 2010. For the nine-month period ended September 30, 2010, we recognized a net benefit of $4 million ($1 million Wireless; $3 million Wireline) primarily related to a reduction in the estimate of total severance costs associated with our workforce reduction announced in November 2009, offset by an increase in exit costs incurred in the second quarter 2010 associated with vacating certain office space which is no longer being utilized. In the third quarter 2009, we recognized $25 million ($18 million Wireless; $7 million Wireline) of severance and exit costs

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a result of a transfer of certain employees related to the network outsourcing agreement announced in July 2009. For the nine-month period ended September 30, 2009, total severance and exit costs associated with our workforce reduction in January 2009 were $323 million ($245 million Wireless; $78 million Wireline).

The following provides the activity in the severance and exit costs liability included in “Accrued expenses and other current liabilities” within the consolidated balance sheets and the net expense (benefit) included in “Other, net” within the consolidated statements of operations.

		2010 Activity
	December 31, 2009	Net Expense (Benefit)	Cash Payments and Other	September 30, 2010
	(in millions)
Exit costs	$89	$13	$(27)	$75
Severance	110	(17)	(86)	7

	$199	$(4)	$(113)	$82

Note 10.	Income Taxes

Effective Income Tax Rate

Factors that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate were as follows:

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Income tax benefit at the federal statutory rate	$828	$874
Effect of:
State income taxes, net of federal income tax effect	68	55
Reduction in liability for unrecognized tax benefits	6	84
Change in valuation allowance	(1,032)	25
Tax expense related to equity awards	(32)	—
Other, net	(9)	4

Income tax (expense) benefit	$(171)	$1,042

Effective income tax rate	(7.2)%	41.7%

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions and credits. However, our recent history of consecutive annual losses, in addition to the uncertainty concerning the forecasted income for the remainder of 2010 and beyond, reduce our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. As a result, the Company recognized an increase in the valuation allowance of $1 billion for the nine-month period ended September 30, 2010, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the period. We do not expect to record tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.

Income tax expense of $171 million for the nine-month period ended September 30, 2010 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period.

As of September 30, 2010 and December 31, 2009, our valuation allowance was $2.0 billion and $1.0 billion, respectively, with the increase principally due to net operating loss carryforwards generated during the period. As of September 30, 2010, we maintain a liability for unrecognized tax benefits of $251 million, which was reduced by $33 million during the quarter ended September 30, 2010, principally due to income tax settlements. Cash paid for net income taxes totaled $18 million and $48 million during the nine-month periods ended September 30, 2010 and 2009, respectively.

Note 11.	Commitments and Contingencies

Litigation, Claims and Assessments

A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980’s have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. We reached an agreement in principle to settle the claims for an amount not material to our consolidated financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the parties have continued their efforts to reach a settlement. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.

In September 2004, the U.S. District Court for the District of Kansas denied a motion to dismiss a shareholder lawsuit alleging that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. These allegations, made in an amended complaint in a lawsuit originally filed in 2003, are asserted against us and certain former officers and directors, and seek to recover any decline in the value of our tracking stocks during the class period. The parties have stipulated that the case can proceed as a class action. All defendants have denied plaintiffs’ allegations and intend to defend this matter vigorously. Allegations in the original complaint, which asserted claims against the same defendants and our former independent auditor, were dismissed by the Court in April 2004. Our motion to dismiss the amended complaint was denied, and the parties have completed discovery on all issues except those relating to potential damages. The Company filed a motion for summary judgment in June 2010 and that motion is pending. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.

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

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Spectrum Reconfiguration Obligations

In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band (the “Report and Order”). The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. In addition, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band; however, we are required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC.

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $1.7 billion as of December 31, 2009 to $1.3 billion as of September 30, 2010, as approved by the FCC.

The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2009	Net Additions	Through September 30, 2010
	(in millions)
FCC licenses	$1,956	$333	$2,289
Property, plant and equipment(1)	157	—	157
Costs not benefiting our infrastructure or spectrum positions	275	26	301

	$2,388	$359	$2,747

(1)	Excluded from the table above are reconfiguration costs incurred to date which are based on allocations between reconfiguration activities and our normal network improvements. The methodology with which we have calculated these costs has not been approved by the independent Transition Administrator designated by the FCC to review our expenditures. As a result, the amount allocated to reconfiguration activity is subject to change based on additional assessments made over the course of the reconfiguration program.

When expended, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Total direct costs attributable to the spectrum reconfigurations are estimated to exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC and the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile satellite service (MSS) entrants for their pro rata portion of our costs (approximately $200 million) of clearing a portion of the 1.9 GHz spectrum. On September 29, 2010, the FCC affirmed the obligation of the MSS entrants to reimburse us and we are pursuing expeditious implementation of the FCC’s decision, although there is uncertainty around the MSS entrants’ ability to reimburse. However, the FCC’s decision recognizes that uncertainty and allows us to pursue other avenues to obtain reimbursement from those entrants or their affiliates.

Completion of the 800 MHz band reconfiguration in the majority of the United States was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of September 30, 2010, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan); and the Management Incentive Stock Option Plan (MISOP). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

For the three-month period ended September 30, 2010, the number of shares available under the 2007 Plan increased by about 3 million to approximately 172 million common shares, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan, or the MISOP that are forfeited, expired, or otherwise are terminated, including a portion of the shares surrendered under the Company’s option exchange program completed during the second quarter 2010. As of September 30, 2010, restricted stock units and options to acquire about 59 million common shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 12 million common shares were outstanding under the 1997 Program, options to acquire about 4 million common shares were outstanding under the Nextel Plan and options to acquire about 11 million common shares were outstanding under the MISOP. As of September 30, 2010, the ESPP had approximately 83 million common shares authorized for future purchases. Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.

Compensation Costs

Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $19 million and $55 million for the three and nine-month periods ended September 30, 2010, and $17 million and $63 million for the same periods in 2009, respectively. The income tax (expense) benefit recognized in the consolidated financial statements for incentive awards for the same four periods was $(5) million, $(11) million, $6 million and $23 million, respectively.

As of September 30, 2010, there was $86 million of total unrecognized compensation costs related to non-vested incentive awards that are expected to be recognized over a weighted average period of approximately 2.0 years. Cash received from exercise under all share-based payment arrangements, net of any shares surrendered, was $6 million for the nine-month period ended September 30, 2010 and was immaterial for the same prior year period.

Options

The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model. Options outstanding as of September 30, 2010 include options granted under the 2007 Plan (including units exchanged in business combinations), the 1997 Program, the Nextel Plan, and the MISOP, as discussed above.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

There were no options granted in the three-month period ended September 30, 2010. Options to purchase about 8 million shares were granted during the nine-month period ended September 30, 2010, excluding options issued in the Offer. The weighted average grant date fair value of options awarded during the nine-month period ended September 30, 2010 was $1.97, compared with $3.07 for the same prior year period. The total intrinsic value of options exercised was $6 million for the nine-month period ended September 30, 2010 and was immaterial for the same prior year period.

Restricted Stock Units

The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan (including units exchanged in business combinations) and the 1997 Program, as discussed above. There were no restricted stock units granted in the three-month period ended September 30, 2010. Approximately 7 million restricted stock units were granted in the nine-month period ended September 30, 2010. The total fair value of restricted stock units which vested during the three and nine-month periods ended September 30, 2010 was $1 million and $33 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the nine-month period ended September 30, 2010 was $3.46 per unit, compared with $2.81 per unit for the same prior year period.

Most restricted stock units outstanding as of September 30, 2010 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares. However, performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance criteria has been met.

Note 13.	Per Share Data

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares consist of 39 million shares issuable under our equity-based compensation plans for the three and nine-month periods ended September 30, 2010 and 32 million shares issuable for the same periods in 2009. All such potentially dilutive shares were antidilutive for the three and nine-month periods ended September 30, 2010 and 2009 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

Transactions between segments are generally accounted for based on market rates which we believe approximate fair value. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2010
Net operating revenues	$7,175	$975	$2	$8,152
Inter-segment revenues(1)	—	270	(270)	—
Total segment operating expenses	(6,110)	(974)	271	(6,813)

Segment earnings	$1,065	$271	$3	1,339

Less:
Depreciation and amortization				(1,552)
Other, net				—

Operating loss				(213)
Interest expense, net				(353)
Equity in losses of unconsolidated investments and other, net			$(292)	(292)

Loss before income taxes				$(858)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2009
Net operating revenues	$6,931	$1,111	$—	$8,042
Inter-segment revenues(1)	—	300	(300)	—
Total segment operating expenses	(5,747)	(1,087)	298	(6,536)

Segment earnings	$1,184	$324	$(2)	1,506

Less:
Depreciation and amortization				(1,820)
Other, net(2)				60

Operating loss				(254)
Interest expense, net				(355)
Equity in losses of unconsolidated investments and other, net			$(156)	(156)

Loss before income taxes				$(765)

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2010
Net operating revenues	$21,237	$3,020	$5	$24,262
Inter-segment revenues(1)	—	794	(794)	—
Total segment operating expenses	(17,752)	(2,991)	799	(19,944)

Segment earnings	$3,485	$823	$10	4,318

Less:
Depreciation and amortization				(4,862)

Other, net(2)				88
Operating loss				(456)
Interest expense, net				(1,088)
Equity in losses of unconsolidated investments and other, net			$(821)	(821)

Loss before income taxes				$(2,365)

	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2009
Net operating revenues	$20,970	$3,422	$—	$24,392
Inter-segment revenues(1)	—	882	(882)	—
Total segment operating expenses	(16,924)	(3,342)	872	(19,394)

Segment earnings	$4,046	$962	$(10)	4,998

Less:
Depreciation and amortization				(5,614)
Other, net(2)				(238)

Operating loss				(854)
Interest expense, net				(1,057)
Equity in losses of unconsolidated investments and other, net			$(587)	(587)

Loss before income taxes				$(2,498)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended September 30, 2010	$1,060	$162	$190	$1,412
Capital expenditures for the nine months ended September 30, 2009	$779	$207	$133	$1,119

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless customers.
(2)	Other, net consists primarily of severance and exit costs offset by a benefit relating to access cost disputes in the nine-month period ended September 30, 2010. Other, net for the three and nine-month periods ended September 30, 2009 consists of severance and exit costs offset by gains from other asset dispositions and exchanges. See Note 9 for additional information on severance and exit costs.

SPRINT NEXTEL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Revenues by Service and Products	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2010
Wireless services	$6,380	$—	$—	$6,380
Wireless equipment	740	—	—	740
Voice	—	554	(183)	371
Data	—	125	(35)	90
Internet	—	535	(52)	483
Other	55	31	2	88

Total net operating revenues	$7,175	$1,245	$(268)	$8,152

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2009
Wireless services	$6,261	$—	$—	$6,261
Wireless equipment	529	—	—	529
Voice	—	648	(200)	448
Data	—	150	(32)	118
Internet	—	585	(68)	517
Other	141	28	—	169

Total net operating revenues	$6,931	$1,411	$(300)	$8,042

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2010
Wireless services	$19,209	$—	$—	$19,209
Wireless equipment	1,873	—	—	1,873
Voice	—	1,707	(535)	1,172
Data	—	396	(104)	292
Internet	—	1,640	(155)	1,485
Other	155	71	5	231

Total net operating revenues	$21,237	$3,814	$(789)	$24,262

	Wireless	Wireline	Corporate and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2009
Wireless services	$19,047	$—	$—	$19,047
Wireless equipment	1,479	—	—	1,479
Voice	—	1,952	(586)	1,366
Data	—	520	(95)	425
Internet	—	1,745	(201)	1,544
Other	444	87	—	531

Total net operating revenues	$20,970	$4,304	$(882)	$24,392

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless customers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Sprint Nextel Corporation (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below in “Effects on our Wireless Business of Postpaid Subscriber Losses,” the Company has experienced significant losses of subscribers in the critical postpaid wireless market since the second quarter 2007, but has made significant progress on specific steps to attract and retain such subscribers resulting in reductions in net subscriber losses beginning in 2009.

Description of the Company

We are the third largest wireless communications company in the United States based on the number of wireless subscribers, one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks and a global long distance and Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers under our retail brands of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile®, Assurance WirelessSM and Common CentsSM on networks that utilize third generation (3G) CDMA, national push-to-talk iDEN or internet protocol (IP) technologies. We are also the first and only nationwide wireless carrier to offer fourth generation (4G) services utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) relationship with Clearwire. Sprint 4G is currently available in 61 markets and, as previously announced by Clearwire, coverage is expected to reach up to 120 million people by the end of 2010. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis. We also offer wireline services to other communications companies and targeted business customers.

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

Our product strategy is to provide our customers with a broad array of device selections to meet the growing needs of customer mobility. Our multi-functional device portfolio includes devices such as the Samsung Epic 4G Android™ device, which also acts as a mobile hotspot for up to five wireless fidelity (WiFi) enabled devices and the world’s first 3G/4G Android™ device, the HTC EVO™ 4G, which also acts as a mobile hotspot for up to eight WiFi enabled devices. Our portfolio also includes the Motorola i1 which is the world’s first Direct Connect® Android-powered smartphone. Other devices in our portfolio are the HTC Hero™ and the Samsung Moment™ with Google™, the BlackBerry 8530 and BlackBerry® Bold™ , the Samsung Seek™, the Rumor Touch from LG and the Touch Pro 2 from HTC. Our mobile broadband device portfolio consists of devices such as the Overdrive™ 3G/4G Mobile Hotspot, which allows the connection of up to five WiFi enabled devices, the Sprint 4G USB U1901 and the Ovation™ U760 by Novatel Wireless. We support the open development of applications and content on our network platforms. We also enable a variety of third-party providers, location-based services and consumer product providers through our open-device initiative. The open-device initiative incorporates selling, marketing, product development and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including remote monitoring, telematics, in-vehicle devices, e-readers, embedded laptops, specialized medical devices and other original equipment manufacturer devices.

Our prepaid portfolio launched additional brands in the second quarter 2010. Sprint’s prepaid portfolio currently includes four brands, each designed to appeal to specific customer segments. Boost Mobile serves customers who are voice and text messaging-centric with its popular $50 Monthly Unlimited plan. Virgin Mobile serves customers who are device and data-oriented with Beyond Talk™ plans that offer consumers control, flexibility and connectivity through various communication vehicles. Assurance Wireless provides eligible customers who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of national local and long-distance monthly service. Common Cents Mobile caters to budget-conscious customers with 7-cent minutes that Round Down™ and 7-cent text messages.

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

In addition to our brand and customer-oriented goals, we have also taken steps, beginning in 2008, to generate increased operating cash flow through competitive new rate plans for postpaid and prepaid subscribers, multi-branded strategies and reductions to our cost structure to align with the reduced revenues from fewer postpaid subscribers. Our cost reductions are primarily attributable to reductions in capital spending, workforce reductions, call center closures as a result of fewer calls per subscriber and limiting marketing spend to focused initiatives. We believe these actions, as well as our continued efforts to reduce other operating expenses, will allow us to continue to maintain a strong cash position.

Effects on our Wireless Business of Postpaid Subscriber Losses

As shown by the table below under “Results of Operations,” Wireless segment earnings represents approximately 80% of Sprint’s total consolidated segment earnings. The wireless industry is subject to intense competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless voice and data services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU).

Beginning in 2008, in conjunction with changes in senior management, Sprint undertook steps to address and reduce postpaid subscriber losses. Perceptions in the marketplace, in part as a result of the subscriber losses themselves, as well as other factors, reduced the Sprint brand’s effectiveness in attracting and retaining customers. Steps were taken to improve the quality of Sprint’s customer care experience and the Sprint networks, as confirmed by recent independent comparisons with competitors. Steps were also taken to improve the credit quality mix of our subscriber base and to improve our financial stability, including vigorous cost control actions, which have resulted in our continuing strong cash flow from operations. In addition, beginning in 2008 and continuing through 2010, we have undertaken initiatives to strengthen the Sprint brand. We continue to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our networks. We have also introduced new devices improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive new rate plans providing simplicity and value. We believe these actions had a favorable impact on net postpaid subscriber losses in 2009, and we expect these to further improve our subscriber results.

Beginning in the second quarter 2009 and continuing through the third quarter 2010, the Company has begun to see a reduction in our net loss of postpaid subscribers. For the three-month period ended September 30, 2010, net postpaid subscriber losses improved by 121,000, or 53% sequentially and improved by 694,000 subscribers, or 87% compared to the same period one year ago. For the nine-month period ended September 30, 2010, net postpaid subscriber losses improved by approximately 2.1 million subscribers, or 70% compared to the same period one year ago.

The net loss of postpaid subscribers in 2009 and the first nine months of 2010 can be expected to cause wireless service revenue in the last quarter of 2010 to be approximately $650 million lower and in 2011 to be approximately $2.6 billion lower than it would have been had those subscribers not been lost. Notwithstanding our historical postpaid subscriber losses, consolidated service revenue has begun to stabilize primarily as a result of increased service revenue associated with our prepaid wireless offerings, including the acquisition of Virgin Mobile in the fourth quarter of 2009. As a result, Sprint’s prepaid wireless offerings, as well as cost controls that have been implemented, will continue to partially offset the effects of net postpaid subscriber losses, but are unlikely to be sufficient to sustain the Company’s level of results from operations and cash flows unless we are successful in further improving our postpaid subscriber results. If our trend of improved postpaid subscriber results does not continue, it could have a material negative impact on Sprint’s financial condition, results of operations and liquidity in 2011 and beyond. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should continue to reduce the number of net postpaid subscriber losses.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Wireless segment earnings	$1,065	$1,184	$3,485	$4,046
Wireline segment earnings	271	324	823	962
Corporate, other and eliminations	3	(2)	10	(10)

Consolidated segment earnings	1,339	1,506	4,318	4,998
Depreciation and amortization	(1,552)	(1,820)	(4,862)	(5,614)
Other, net	—	60	88	(238)

Operating loss	(213)	(254)	(456)	(854)
Interest expense, net	(353)	(355)	(1,088)	(1,057)
Equity in losses of unconsolidated investments and other, net	(292)	(156)	(821)	(587)
Income tax (expense) benefit	(53)	287	(171)	1,042

Net loss	$(911)	$(478)	$(2,536)	$(1,456)

Consolidated segment earnings decreased $167 million, or 11%, and $680 million, or 14%, for the three and nine-month periods ended September 30, 2010 compared to the same periods in 2009. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.

Depreciation and Amortization Expense

Depreciation expense decreased $172 million, or 12%, and $506 million, or 12%, for the three and nine-month periods ended September 30, 2010 compared to the same periods in 2009, primarily due to a reduction in the replacement rate of capital additions resulting from reduced capital spending associated with our cost control actions beginning in 2008. Amortization expense declined $96 million, or 28%, and $246 million, or 19%, for the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009, primarily due to reductions in amortization of customer relationships, which are amortized using the sum-of-the-years’-digits method, resulting in higher amortization rates in early periods that decline over time. These reductions were partially offset by an increase in amortization related to the iPCS and Virgin Mobile acquisitions.

Sprint is evaluating opportunities related to our network infrastructure to increase flexibility and reduce operating costs. Changes in technology or in our intended use of existing assets, as well as changes in economic or industry factors or in our business, could result in cash and non-cash charges including, but not limited to, the reduction in our estimate of the remaining useful lives of long-lived assets, accelerated asset retirement obligations and asset impairments, which could have a material impact on our consolidated financial statements.

Other, net

Other, net decreased by $60 million and improved by $326 million for the three and nine-month periods ended September 30, 2010 compared to the same periods in 2009. Other, net consists primarily of severance and exit costs, gains from asset dispositions and exchanges and benefits resulting from favorable developments relating to access cost disputes with certain exchange carriers. Severance and exit costs decreased by $25 million for the three-month period ended September 30, 2010 compared to the same period in 2009 due to continued organizational realignment initiatives that occurred in the third quarter 2009. Severance and exit costs decreased $327 million for the nine-month period ended September 30, 2010, compared to the same period in 2009 primarily as a result of costs incurred in 2009 for the workforce reduction announced in January 2009 which were not incurred in 2010. The three and nine-month periods ended September 30, 2009 benefited by $60 million related to gains from an asset exchange in which we exchanged spectrum assets in the third quarter 2009. Benefits resulting from favorable developments relating to access cost disputes with certain exchange carriers totaled $84 million in 2010 as compared to $25 million in 2009.

Interest Expense, net

Interest expense, net remained relatively flat for the three-month period ended September 30, 2010, and increased $31 million, or 3%, for the nine-month period ended September 30, 2010 compared to the same periods in 2009. The increase for the nine-month period was primarily due to higher effective interest rates on our average long-term debt balances and increased costs on our revolving credit facilities which include the accelerated amortization of previously unamortized debt issuance costs from the retirement of our former credit facility. The effective interest rate on the average long-term debt balance of $20.3 billion and $21.5 billion was 7.2% and 6.8% for the three-month periods ended September 30, 2010 and 2009, respectively. The effective interest rate on the average long-term debt balance of $20.8 billion and $21.5 billion was 7.2% and 6.7% for the nine-month periods ended September 30, 2010 and 2009, respectively. See “Liquidity and Capital Resources” for more information on the Company’s financing activities. Interest income was unchanged in the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009.

Equity in Losses of Unconsolidated Investments and Other, net

This item consists mainly of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with the investment in Clearwire consists of Sprint’s share of Clearwire’s net loss and other adjustments such as gains or losses associated with the dilution of Sprint’s ownership interest resulting from Clearwire’s equity issuances. Equity in losses from Clearwire were $298 million and $156 million for the three-month periods ended September 30, 2010 and 2009, and $848 million and $572 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

The prior year equity in losses of Clearwire include a pre-tax dilution loss of $154 million ($96 million after tax) recognized in the first quarter 2009, representing the finalization of ownership percentages associated with the formation of Clearwire, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to the November 2008 closing.

Clearwire builds and operates a next generation mobile broadband network that provides high-speed residential and mobile internet access services and residential voice services in communities throughout the country. Clearwire is an early stage company, and as such, is investing heavily in building the network and acquiring other assets necessary to expand the business, which has resulted in operating losses and reduced liquidity. We expect Clearwire to continue to generate significant net losses in the near term as it executes its business plan.

Income Tax (Expense) Benefit

The consolidated effective tax rate was an expense of approximately 7% and a benefit of 42% for the nine-month periods ended September 30, 2010 and 2009, respectively. The income tax expense for the nine-month period ended September 30, 2010 includes a $1 billion net increase to the valuation allowance for federal and state deferred tax assets related to net operating loss carryforwards generated during the period. We do not expect to record tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. The income tax benefit for the nine-month period ended September 30, 2009 includes a $55 million state income tax benefit net of the federal tax effect, plus a $25 million net decrease to the valuation allowance and an $84 million reduction in the liability for unrecognized tax benefits, both as a result of favorable income tax settlements. Additional information related to items impacting the effective tax rates can be found in Note 10 of Notes to the Consolidated Financial Statements.

Segment Earnings—Wireless Business

Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes. The following table provides an overview of the results of operations of our Wireless segment for the three and nine-month periods ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Wireless Earnings	2010	2009	2010	2009
	(in millions)
Postpaid	$5,440	$5,699	$16,448	$17,659
Prepaid	940	562	2,761	1,388

Retail service revenue	6,380	6,261	19,209	19,047
Wholesale, affiliate and other revenue	55	141	155	444

Total service revenue	6,435	6,402	19,364	19,491
Cost of services (exclusive of depreciation and amortization)	(2,137)	(2,164)	(6,250)	(6,349)

Service gross margin	4,298	4,238	13,114	13,142

Service gross margin percentage	67%	66%	68%	67%
Equipment revenue	740	529	1,873	1,479
Cost of products	(1,808)	(1,482)	(4,954)	(4,115)

Equipment net subsidy	(1,068)	(953)	(3,081)	(2,636)

Equipment net subsidy percentage	(144)%	(180)%	(164)%	(178)%
Selling, general and administrative expense	(2,165)	(2,101)	(6,548)	(6,460)

Wireless segment earnings	$1,065	$1,184	$3,485	$4,046

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

Retail comprises those subscribers to whom Sprint directly provides wireless services on our networks or networks we utilize through MVNO relationships, such as Clearwire, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $119 million, or 2%, and $162 million, or 1%, for the three and nine-month periods ended September 30, 2010, respectively, as compared to the same periods in 2009. The increase in retail service revenue was primarily driven by attracting subscribers to the Company’s National Boost Monthly Unlimited prepaid plan in addition to service revenue related to the subscribers acquired through our fourth quarter 2009 business combinations of Virgin Mobile and iPCS. This increase in retail service revenue was partially offset by a decrease in postpaid service revenue driven by a reduction in the Company’s average number of postpaid subscribers of approximately 900,000 or 3%, and 1.7 million, or 5%, for the three and nine-month periods ended September 30, 2010 as compared to the same period in 2009.

Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships, and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues, in total, decreased $86 million, or 61%, and $289 million, or 65%, for the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009. The majority of the decrease was due to the transfer of subscribers from wholesale and affiliates into postpaid and prepaid classifications as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. The remaining decline was primarily due to losses from two of our large MVNOs throughout 2009 in addition to lower revenues received from services provided through our open-device initiative. Approximately 45% of our wholesale subscribers represent a growing number of devices under our open-device initiative, including machine-to-machine services, through devices that utilize our network. These devices generate revenue from non-contract usage which varies depending on the machine-to-machine service being utilized. Average revenue per subscriber for our open-device machine-to-machine services is significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.

Average Monthly Service Revenue per Subscriber and Subscriber Trends

The table below summarizes average number of retail subscribers and average revenue per subscriber for the three and nine-month periods ended September 30, 2010 and 2009. Additional information about the number of subscribers, net additions to subscribers, average monthly service revenue per subscriber and average rates of monthly postpaid and prepaid customer churn for each quarter since the first quarter 2009 may be found in the table on the following page.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(subscribers in thousands)
Average postpaid subscribers(1)	33,107	34,009	33,326	34,978
Average prepaid subscribers(1)	11,342	5,397	11,077	4,619
Average monthly service revenue per subscriber(2):
Postpaid	$55	$56	$55	$56
Prepaid	28	35	28	33
Average retail	48	53	48	53

(1)	Average subscribers include subscribers acquired through business combinations prospectively from the date of acquisition. Average subscribers for the three and nine-month periods ended September 30, 2010 are inclusive of prepaid and postpaid subscribers acquired through our 2009 business combinations of Virgin Mobile and iPCS which were previously included within wholesale and affiliate subscribers. In addition, average prepaid subscribers for the same periods are exclusive of subscribers transferred to wholesale and affiliates as a result of a sale and transfer of customers to an affiliate.
(2)	Average monthly service revenue per subscriber for the quarter is calculated by dividing quarterly service revenue by the sum of the average number of subscribers for each month in the quarter. Changes in average monthly service revenue reflect subscribers who change rate plans, the level of voice and data usage during a quarter, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Average monthly retail postpaid service revenue per subscriber for the three and nine-month periods ended September 30, 2010 declined slightly as compared to the same periods of 2009 due to declines in overage revenues resulting from the increased popularity of fixed-rate bundled plans including the Any Mobile AnytimeSM feature. Average monthly prepaid service revenue per subscriber for the three and nine-month periods ended September 30, 2010 decreased compared to the same periods in 2009. This decrease was due to prepaid subscribers acquired in our fourth quarter 2009 business combination of Virgin Mobile as well as net subscriber additions under our Assurance Wireless brand launched in early 2010, which carry a lower average revenue per subscriber compared to Sprint’s other prepaid subscribers. The lower prepaid average revenue per subscriber and the increased weighting of average prepaid subscribers to total subscribers resulted in a decline in our average retail service revenue per subscriber for the three and nine-month periods ended September 30, 2010 compared to the same periods in 2009.

The following table shows (a) net additions (losses) of subscribers for each quarter beginning with the first quarter 2009 excluding subscribers obtained through business combinations, (b) our total subscribers as of the end of each quarterly period, (c) our average monthly service revenue per subscriber, and (d) our average rates of monthly postpaid and prepaid customer churn.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Net additions (losses) (in thousands)
Postpaid(1):
iDEN	(720)	(598)	(530)	(507)	(447)	(364)	(383)
CDMA(2)	(530)	(393)	(271)	3	(131)	136	276

Total retail postpaid	(1,250)	(991)	(801)	(504)	(578)	(228)	(107)

Prepaid:
iDEN	764	938	801	483	(44)	(465)	(700)
CDMA	(90)	(161)	(135)	(48)	392	638	1,171

Total retail prepaid	674	777	666	435	348	173	471

Wholesale and affiliates	394	(43)	(410)	(79)	155	166	280

Total Wireless	(182)	(257)	(545)	(148)	(75)	111	644

End of period subscribers (in thousands)
Postpaid:
iDEN	8,890	8,292	7,762	7,255	6,808	6,444	6,061
CDMA(2)(3)	26,538	26,145	25,874	26,712	26,581	26,717	26,993

Total retail postpaid	35,428	34,437	33,636	33,967	33,389	33,161	33,054

Prepaid:
iDEN	3,497	4,435	5,236	5,719	5,675	5,210	4,510
CDMA(3)	774	613	478	4,969	5,361	5,999	7,121

Total retail prepaid	4,271	5,048	5,714	10,688	11,036	11,209	11,631

Wholesale and affiliates(3)	9,384	9,341	8,931	3,478	3,633	3,799	4,128

Total Wireless	49,083	48,826	48,281	48,133	48,058	48,169	48,813

Average monthly service revenue per subscriber
Postpaid	$56	$56	$56	$55	$55	$55	$55
Prepaid	$31	$34	$35	$31	$27	$28	$28

Monthly customer churn rate(4)
Retail postpaid	2.25%	2.05%	2.17%	2.11%	2.15%	1.85%	1.93%
Retail prepaid	6.86%	6.38%	6.65%	5.56%	5.74%	5.61%	5.32%

(1)	Postpaid subscriber net additions by platform (iDEN and CDMA) have been modified for all periods presented to include subscribers that migrated between network technologies, which were previously excluded. This change in presentation of previously reported amounts had no effect on total retail postpaid net additions or other subscriber related performance metrics in any prior periods and better reflects Sprint’s trend of subscriber activity by network technology.
(2)	Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.
(3)	Reflects the transfer of 4,539,000 Prepaid and 835,000 Postpaid subscribers from Wholesale and affiliates as a result of the business combinations completed in the fourth quarter 2009, as well as the third quarter 2010 transfer of 49,000 Wholesale and affiliate subscribers from Prepaid as a result of a sale and transfer of customers to an affiliate.
(4)	Churn is calculated by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For postpaid accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Postpaid and prepaid churn consists of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where the customer’s service is terminated due to a lack of payment or other reasons.

Retail Postpaid Subscribers—We lost 107,000 net postpaid subscribers during the three-month period ended September 30, 2010 as compared to a net postpaid subscriber loss of 801,000 during the same period in 2009. Our improvement in net postpaid subscriber losses of 694,000 can be attributed to our improvements in retail postpaid gross adds and lower postpaid churn resulting from simplified and value-driven bundled offers, a more competitive device line-up, as well as our continued improvements in overall customer experience and customer care satisfaction.

Retail Prepaid Subscribers—We added approximately 471,000 net prepaid subscribers during the three-month period ended September 30, 2010 as compared to 666,000 net prepaid subscribers for the same period in 2009. Our net prepaid subscriber additions in the three-month period ended September 30, 2010 were principally driven by net additions from the Boost Mobile and Assurance Wireless brands, partially offset by net losses associated with the Virgin Mobile brand including a transfer of 49,000 subscribers from prepaid to wholesale and affiliates as a result of a sale and transfer of customers to an affiliate. Our net prepaid subscriber additions in the three-month period ended September 30, 2009 were principally driven by the new Boost Monthly Unlimited plan. Our year over year decline in net prepaid subscriber additions of 195,000 for the three months ended September 30, 2010 is primarily due to fewer net additions of Boost Monthly Unlimited subscribers resulting from increased competition of prepaid unlimited offerings and net subscriber losses related to Virgin Mobile, partially offset by growth of Assurance Wireless. Prepaid subscribers are generally deactivated between 60 days and up to 150 days from the date of activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs. Retention offers to these targeted subscribers remained consistent as a percentage of our total prepaid subscriber base during 2010.

Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in affiliate territories and a growing portion of subscribers from our open-device initiative primarily representing machine-to-machine devices that utilize our network. During the three-month period ended September 30, 2010, wholesale and affiliate subscriber additions were 280,000, resulting in approximately 4.1 million wholesale and affiliate subscribers at September 30, 2010, compared to approximately 8.9 million wholesale and affiliate subscribers at September 30, 2009. The decrease in the wholesale subscriber base was driven primarily by subscribers transferred to postpaid and prepaid as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. The remaining decline was primarily due to subscriber losses from two of our large MVNOs throughout 2009 partially offset by increases in other MVNO relationships during 2010. Of the remaining 4.1 million subscribers included in wholesale and affiliate, approximately 45% represent machine-to-machine activities such as e-readers, in-vehicle devices and telematics. Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 795,000 subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue.

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

Cost of services decreased $27 million, or 1%, and $99 million, or 2%, for the three and nine-month periods ended September 30, 2010, respectively, compared to the same periods in 2009, primarily reflecting a decline in service and repair costs by focusing on device repairs and refurbishment rather than utilizing new devices, a decline in long distance network costs as a result of lower market rates as well as a decline in payments to third party vendors providing premium services as a result of changing from usage based payments to flat rates. This decline was partially offset by increased roaming due to higher data usage and an increase in license fees as a result of the continued growth in smartphone devices, which carry higher fees.

Equipment Net Subsidy

We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user customer. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of devices and accessories also includes order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue increased $211 million, or 40%, and $394 million, or 27%, for the three and nine- month periods ended September 30, 2010, respectively, compared to the same periods in 2009. Cost of devices increased $328 million, or 23%, and $835 million, or 21%, for the three and nine-month periods ended September 30, 2010 compared to the same periods in 2009. Both equipment revenue and cost of devices increased primarily due to an increase in the number of postpaid devices sold with a greater mix of devices that have a higher average sales price and cost, as well as an increase in the number of prepaid devices sold.

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

Sales and marketing expense increased $43 million, or 4%, and $154 million, or 5%, in the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009, primarily due to an increase in sales costs related to our business combinations in the fourth quarter 2009 in addition to an increase in subscriber gross additions, offset by a decline in marketing expenditures related to our cost cutting initiatives.

General and administrative costs increased $21 million, or 2%, for the three-month period ended September 30, 2010 and decreased $66 million, or 2%, in the nine-month period ended September 30, 2010 as compared to the same periods in 2009. The increase in the three-month period was primarily due to higher variable employee related costs resulting from improvements in Company performance partially offset by reductions in bad debt expense and customer care costs. The decrease for the nine-month period reflects the workforce reductions and cost cutting initiatives announced in 2009 offset by increases as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. Customer care costs decreased $9 million and $79 million in the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009. The improvement in customer care costs is largely attributable to customer care quality initiatives that have resulted in a reduction in calls per subscriber which allowed for a reduction of 19 call centers throughout 2009. Bad debt expense was $97 million and $312 million for the three and nine-month periods ended September 30, 2010 representing a $19 million decrease and a $51 million increase, respectively, as compared to the same periods in 2009. The decrease in the three-month period is due to reduced accounts receivable balances from fewer postpaid subscribers, which, in turn, resulted in reduced requirements for the allowance for doubtful accounts. The increase in the nine-month period primarily reflects 2009 reductions in allowances for bad debt due to increased rates of recovery. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to credit policies established for subscribers and analysis of historical collection experience. Our mix of prime postpaid subscribers to total postpaid subscribers remained relatively flat at approximately 84% as compared to 85% as of September 30, 2010 and 2009, respectively.

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

We continue to assess the portfolio of services provided by our Wireline segment and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. For example, in addition to increased emphasis on selling IP and managed services, we continue to convert our existing subscribers from ATM and frame relay to more advanced IP technologies, such as MPLS, Sprintlink® Frame Relay and Sprintlink® ATM, which allows us to provide converged services. We also provide wholesale voice local and long distance services to large cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use.

Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue, and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our Wireline services provided to our Wireless segment are generally accounted for based on market rates which we believe approximate fair value. The following table provides an overview of the results of operations of our Wireline segment for the three and nine-month periods ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
Wireline Earnings	2010	2009	2010	2009
	(in millions)
Voice	$554	$648	$1,707	$1,952
Data	125	150	396	520
Internet	535	585	1,640	1,745
Other	31	28	71	87

Total net service revenue	1,245	1,411	3,814	4,304
Cost of services and products	(822)	(924)	(2,515)	(2,776)

Service gross margin	423	487	1,299	1,528

Service gross margin percentage	34%	35%	34%	36%
Selling, general and administrative expense	(152)	(163)	(476)	(566)

Wireline segment earnings	$271	$324	$823	$962

Wireline Revenue

Voice Revenues

Voice revenues decreased $94 million, or 15%, and $245 million, or 13%, for the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009, primarily as a result of volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 33% and 31% of total voice revenues for the three and nine-month periods ended September 30, 2010 as compared to 31% and 30% for the same periods in 2009.

Data Revenues

Data revenues reflect sales of data services, including ATM, frame relay and managed network services. Data revenues decreased $25 million, or 17%, and $124 million, or 24%, for the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009, primarily due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. Data revenues generated from the provision of services to the Wireless segment represented 28% and 26% of total data revenue for the three and nine-month periods ended September 30, 2010 as compared to 21% and 18% for the same periods in 2009.

Internet Revenues

Internet revenues reflect sales of IP-based data services, including MPLS. Internet revenues decreased $50 million, or 9%, and $105 million, or 6%, for the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009. The decrease was due to lower market rates as a result of increased competition, which was partially offset by revenue growth in Cable VoIP, which has experienced a 10% increase in subscribers from September 2009 to September 2010. Internet revenues generated from the provision of services to our Wireless segment represented 10% and 9% of total Internet revenues for the three and nine-month periods ended September 30, 2010, respectively, as compared to 12% in the same periods in 2009. Some MSO’s are in the process of in-sourcing their digital voice products for which the transition and associated revenue reductions would occur over the next several years.

Other Revenues

Other revenues, which primarily consist of sales of customer premises equipment (CPE), increased $3 million, or 11%, for the three-month period ended September 30, 2010 as compared to the same periods in 2009 due to timing of CPE sales and decreased $16 million, or 18%, for the nine-month period ended September 30, 2010 as compared to the same periods in 2009, as a result of fewer projects.

Costs of Services and Products

Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $102 million, or 11%, and $261 million, or 9%, for the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009, due to declining voice volumes and a shift in mix to lower cost products as a result of the migration from data to IP-based technologies. Service gross margin percentage decreased from 35% and 36% in the three and nine-month periods ended September 30, 2009, respectively, to 34% for each of the same periods ended September 30, 2010, primarily as a result of a decrease in net service revenue offset by a decrease in costs of services and products.

Selling, General and Administrative Expense

Selling, general and administrative expense decreased $11 million, or 7%, and $90 million, or 16%, for the three and nine-month periods ended September 30, 2010 as compared to the same periods in 2009. The decrease was primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net service revenue was 12% in both the three and nine-month periods ended September 30, 2010 as compared to 12% and 13% in each of the same periods in 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash provided by operating activities	$3,348	$3,676
Cash used in investing activities	(1,702)	(2,072)
Cash (used in) provided by financing activities	(799)	89

At September 30, 2010, cash and cash equivalents were $4.7 billion as compared to $5.4 billion as of September 30, 2009.

Operating Activities

Net cash provided by operating activities of $3.3 billion in the first nine months of 2010 decreased $328 million from the same period in 2009 primarily due to a $417 million decrease in cash received from our subscribers resulting from a decline in our postpaid subscriber customer base and an increase of $104 million in cash paid to our suppliers and employees. Net cash provided by operating activities for the nine months ended September 30, 2009 also includes a cash payment of $200 million resulting from a contribution to the company pension plan. Subscriber revenue earned but not billed represented about 9% and 11% of our accounts receivable balance as of September 30, 2010 and September 30, 2009, respectively.

Investing Activities

Net cash used in investing activities for the first nine months of 2010 decreased by $370 million from the same period 2009, due to a decrease of $500 million in purchases of short-term investments, a decrease of $115 million in expenditures related to FCC licenses as determined by specific operations requirements of the Report and Order and increased proceeds from sales and maturities of short-term investments of $137 million. This decrease was partially offset by increased capital expenditures of $293 million to add coverage and capacity to our wireless networks in addition to payments related to the third installment of our investment in Clearwire of $58 million.

Financing Activities

Net cash used in financing activities was $799 million for the first nine months of 2010 compared to net cash provided by financing activities of $89 million for the same period in 2009. The first nine months of 2010 included a $750 million debt payment in June 2010 and a $51 million payment for debt financing costs associated with our new revolving credit facility. The first nine months of 2009 included the issuance of $1.3 billion of senior notes in August 2009 offset by debt repayments of $600 million in May 2009 and the early redemption of $607 million of our convertible senior notes in September 2009.

Liquidity

As of September 30, 2010, our cash and cash equivalents totaled $4.7 billion. On May 21, 2010 we entered into a new $2.1 billion unsecured revolving credit facility that expires in October 2013. This new credit facility replaced the $4.5 billion credit facility that was due to expire in December 2010. On June 28, 2010, the Company paid $750 million in principal plus accrued and unpaid interest on its outstanding floating rate senior notes as scheduled. In addition, in January 2011, $1.65 billion of Sprint Capital Corporation 7.625% senior notes will mature.

The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.5 to 1.0. Beginning in April 2012, the ratio will be reduced to 4.25 to 1.0, and further reduced to 4.0 to 1.0 in January 2013. As of September 30, 2010, the ratio was 3.6 to 1.0 as compared to 3.5 to 1.0 as of December 31, 2009 resulting from our decline in adjusted EBITDA. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to LIBOR, plus a margin of between 2.75% and 3.50%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. As of September 30, 2010, we had $1.4 billion in letters of credit outstanding, including a $1.3 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, and no outstanding balance under our $2.1 billion revolving bank credit facility. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $700 million of borrowing capacity available under our revolving bank credit facility as of September 30, 2010.

A default under our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. We own a 54% economic interest in Clearwire as of September 30, 2010. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. If viewed as a subsidiary, certain actions or defaults by Clearwire would result in a potential breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. In any event, Sprint could elect to take certain actions, at its own discretion and control, which would eliminate the potential for Clearwire to be considered a subsidiary of Sprint.

We expect to remain in compliance with our covenants through at least the end of 2011, although there can be no assurance that we will do so. Although we expect to improve our postpaid subscriber results, if we do not meet our plan, depending on the severity of the actual subscriber results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.

Sprint’s current liquidity position makes it likely that we will be able to meet our debt service requirements and other funding needs at least through 2011. Specifically, we expect to be able to meet our currently identified funding needs through at least the end of 2011 by using our anticipated cash flows from operating activities as well as our cash and cash equivalents on hand. In addition, we also have available the remaining borrowing capacity under our revolving bank credit facility. Nevertheless, if we are unable to continue to reduce the rate of losses of postpaid subscribers, it could have a significant negative impact on cash provided by operating activities and our liquidity in future years.

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

Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash and cash equivalents and borrowings available under our existing revolving credit facility. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs.

Our ability to fund our capital needs from outside sources is ultimately affected by the overall capacity and terms of the banking and securities markets. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable cost of capital.

As of September 30, 2010, Moody’s Investor Service, Standard & Poor’s Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

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

As of September 30, 2010, we had working capital of $1.7 billion compared to $1.8 billion as of December 31, 2009.

CURRENT BUSINESS OUTLOOK

We endeavor to both add new and retain our existing wireless subscribers in order to reverse the net loss in postpaid wireless subscribers that we have been experiencing. We expect to improve our subscriber trends by continuing to improve the customer experience and through offers which provide value, simplicity and productivity.

Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to forecast with assurance the net retail postpaid subscriber results we will experience during the remaining quarter of 2010 or thereafter. However, the Company expects postpaid, prepaid and total net subscriber results will improve in the fourth quarter of 2010 as compared to the third quarter of 2010.

Our net subscriber losses have significantly reduced our revenue and operating cash flow. These effects will continue if we do not attract new subscribers and/or continue to reduce our rate of churn. See “Effects on our Wireless Business of Postpaid Subscriber Losses” above for a discussion of how our subscriber trends will impact our segment earnings trends. Also, subscriber losses will further decrease our adjusted EBITDA, as defined by our revolving bank credit facility. Management implemented cost reduction programs designed to decrease our cost structure by reducing our labor and other costs; however, we do not expect that the reduction in costs will fully offset the revenue declines described above.

The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A “Risk Factors” of this Form 10-Q.

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

•	the costs and business risks associated with providing new technologies and services and entering new geographic markets;

•	the financial performance of Clearwire and its deployment of a 4G network;

•

the impact of difficulties we may encounter in connection with the continued integration of the business and assets of Virgin Mobile, including the risk that these difficulties may limit our ability to fully integrate the operations of this business;

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

•

one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•

other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC), including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A “Risk Factors” of this Form 10-Q.

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

In connection with the preparation of this Form 10-Q as of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2010, in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recognized, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved in certain legal proceedings that are described in Note 11 of Notes to the Consolidated Financial Statements included in this report. During the quarter ended September 30, 2010, there were no material developments in the status of these legal proceedings.

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

The only material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2009 are as follows:

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

If we are unable to improve our results of operations, we face the possibility of additional charges for impairments of long-lived or indefinite-lived assets. Further, our future operating results will be impacted by our share of Clearwire’s net loss or net income, which during this period of their network build-out will likely negatively affect our results of operations. In addition, Clearwire has disclosed as of September 30, 2010, that there is substantial doubt about its ability to continue as a going concern. The carrying value of our investment in Clearwire may be subject to impairment.

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

We account for our investment in Clearwire using the equity method of accounting and, as a result, we record our share of Clearwire’s net income or net loss, which could adversely affect our consolidated results of operations. Clearwire has disclosed it will be required to raise additional capital in the near term in order to continue its current operations, and that as of September 30, 2010, there is substantial doubt about its ability to continue as a going concern. Clearwire’s inability to obtain sufficient funding to continue its current operations may have an adverse effect on its estimated fair value based, in part, on its publicly quoted stock price. A decline in the value of Clearwire may require Sprint to evaluate the decline in relation to Sprint’s carrying value of its investment in Clearwire. A conclusion by Sprint that a decline in the value of Clearwire is other than temporary could result in a material impairment in our consolidated financial statements.

Current economic conditions, our recent financial performance and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements. Moreover, Clearwire may be considered a subsidiary under certain agreements relating to our indebtedness.

Although we do not believe we will require additional capital to make the capital and operating expenditures necessary to implement our business plans or to satisfy our debt service requirements for the next few years, we may need to incur additional debt in the future for a variety of reasons, including future investments or acquisitions. Our ability to arrange additional financing will depend on, among other factors, our financial performance, debt ratings, general economic conditions and prevailing market conditions. Some of these factors are beyond our control, and we may not be able to arrange additional financing on terms acceptable to us, or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges. Our debt ratings could be downgraded if we incur significant additional indebtedness, or if we do not generate sufficient cash from our operations, which would likely increase our future borrowing costs and could affect our ability to access capital.

Our credit facility, which expires in October 2013, requires that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-cash gains or losses, such as goodwill impairment charges, of no more than 4.5 to 1.0. Beginning in April 2012, the ratio will be reduced to 4.25 to 1.0, and further reduced to 4.0 to 1.0 in January 2013. As of September 30, 2010, the ratio was 3.6 to 1.0. If we do not continue to satisfy this ratio, we will be in default under our credit facility, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. Certain indentures governing our notes limit, among other things, our ability to incur additional debt, create liens and sell, transfer, lease or dispose of assets.

Despite the fact we do not control Clearwire’s board, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. If viewed as a subsidiary, certain actions or defaults by Clearwire would result in a potential breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Whether or not Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

			Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	05/02/2006

2.2**	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc., and Intel Corporation	8-K	001-04721	2.1	05/07/2008

2.3**	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	07/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	08/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(4) Instruments Defining the Rights of Sprint Nextel Corporation Security Holders

4.1	The rights of Sprint Nextel Corporation’s equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint’s Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	08/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders’ Meetings and Action Without Meeting are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3.2	11/4/2010

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/02/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	02/03/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

(10) Executive Compensation Plans and Arrangements

10.1	First Amendment to Amdended and Restated Employment Agreement, effective August 5, 2010, between Keith O. Cowan and Sprint Nextel Corporation	8-K	001-04721	10.1	8/3/2010

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a –14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a –14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

*	Filed or furnished herewith
**	Schedules and/or exhibits not filed will be furnished to the SEC upon request

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

Dated: November 5, 2010