Form 10-K
period 2010-12-31
SPRINT NEXTEL CORP
filed 2011-02-24
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Registrant's telephone number, including area code: (800) 829-0965
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Series 1 common stock, $2.00 par value	New York Stock Exchange
Guarantees of Sprint Capital Corporation 6.875% Notes due 2028	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2010 was $12,633,223,479

COMMON SHARES OUTSTANDING AT FEBRUARY 18, 2011:

VOTING COMMON STOCK
Series 1	2,990,318,170
Documents incorporated by reference
Portions of the registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of registrant's fiscal year ended December 31, 2010, are incorporated by reference in Part III hereof.

SPRINT NEXTEL CORPORATION

See pages 20 and 21 for “Executive Officers of the Registrant.”

SPRINT NEXTEL CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
PART I

Item 1.	Business
OVERVIEW
Sprint Nextel Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company, with its operations primarily conducted by its subsidiaries. Our Series 1 voting common stock trades on the New York Stock Exchange (NYSE) under the symbol “S.” Sprint Nextel Corporation and its subsidiaries (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are the third largest wireless communications company in the United States based on the number of wireless subscribers, one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone.
We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand which includes our retail brands of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile®, Assurance Wireless™ and Common Cents SM on networks that utilize third generation (3G) code division multiple access (CDMA), national push-to-talk integrated Digital Enhanced Network (iDEN), or internet protocol (IP) technologies. We also offer fourth generation (4G) services utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together "Clearwire"). Sprint 4G is currently available in 71 markets reaching more than 110 million people as of the end of 2010. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks.
Our Business Segments
Sprint operates two reportable segments: Wireless and Wireline. For information regarding our segments, see “Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations” and also refer to note 14 of the Notes to Consolidated Financial Statements.
Wireless
We provide certain wireless services on our 3G network and our national push-to-talk network and 4G services through our MVNO wholesale relationship with Clearwire. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis, which includes the sale of wireless services to resellers and affiliates. We support the open development of applications and content on our network platforms. We also enable a variety of third-party providers, location-based services and business and consumer product providers through our open-device initiative, also known as our machine-to-machine initiative. The machine-to-machine initiative incorporates selling, marketing, product development and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including remote monitoring, telematics, in-vehicle devices, e-readers, specialized medical devices and other original equipment manufacturer devices.

We believe that our value-driven wireless price plans are very competitive. Our family of Simply Everything® postpaid price plans bundle together popular data applications with traditional mobile voice calling and the addition of our Any Mobile AnytimeSM feature to our Everything Data plans offer savings compared to our competition. In addition to savings offered to consumers, Business Advantage pricing plans are available to our business subscribers who can also take advantage of Any Mobile AnytimeSM with certain plans. Sprint's prepaid portfolio currently includes four brands, each designed to appeal to specific customer segments. Boost Mobile serves customers who are voice and text messaging-centric with its popular $50 Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves customers who are device and data-oriented with Beyond Talk™ plans and our broadband plan, Broadband2Go, that offer consumers control, flexibility and connectivity through various communication vehicles. Assurance Wireless™ provides eligible customers who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of national local and long distance monthly service. Common CentsSM Mobile caters to budget-conscious customers with 7-cent minutes that Round Down™ and 7-cent text messages.
Services and Products
Data & Voice Services
Wireless data communications services include mobile productivity applications, such as Internet access and messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to view live television, listen to Sirius-XM® satellite radio, download and listen to music from our Sprint Music Store, a music catalog with thousands of songs from virtually every music genre, and game play with full-color graphics and polyphonic and real-music sounds all from a wireless handset.
Wireless voice communications services include basic local and long distance wireless voice services, as well as voicemail, call waiting, three-way calling, caller identification, directory assistance and call forwarding. We offer Nextel Direct Connect® push-to-talk services on our iDEN network. We also provide voice and data services to areas in numerous countries outside of the United States through roaming arrangements. We offer customized design, development, implementation and support services for wireless services provided to large companies and government agencies.
Products
Our services are provided using a wide variety of multi-functional devices such as smartphones, mobile broadband devices such as aircards and embedded tablets and laptops manufactured by various suppliers for use with our voice and data services. We generally sell these devices at prices below our cost in response to competition, to attract new subscribers and as retention inducements for existing subscribers. We sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.
Wireless Network Technologies
We deliver wireless services to subscribers primarily through the ownership of our CDMA and iDEN networks or as a reseller of 4G services.
Our CDMA network, an all-digital wireless network with spectrum licenses that allow us to provide service in all 50 states, Puerto Rico and the U.S. Virgin Islands, uses a single frequency band and a digital spread-spectrum wireless technology that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. We provide nationwide service through a combination of operating our own digital network in both major and smaller U.S. metropolitan areas and rural connecting routes, affiliations under commercial arrangements with third-party affiliates (Affiliates) and roaming on other providers' networks.
Our iDEN network is an all-digital packet data network based on iDEN wireless technology provided by Motorola Mobility, Inc. and Motorola Solutions, Inc. (collectively, "Motorola"). We are the only national wireless service provider in the United States that utilizes iDEN technology and, generally, the iDEN devices that we currently offer are not enabled to roam on wireless networks that do not utilize iDEN technology. iDEN is a proprietary technology that relies principally on our and Motorola's efforts for further research, product development and innovation. For additional information, see Item 1A, “Risk Factors—If Motorola is unable or unwilling to provide us with equipment and devices in support of our iDEN-based services, as well as improvements, our operations will be adversely affected.”
Beginning in 2009, our subscribers in certain markets now have access to Clearwire's 4G network through an MVNO wholesale arrangement that enables us to resell Clearwire's 4G wireless services under the Sprint brand name. The services supported by 4G give subscribers with compatible devices high-speed access to the Internet. This relationship with Clearwire was developed through a transaction that closed on November 28, 2008, at which time we, third parties and Clearwire joined together to combine a next-generation wireless broadband business.

Sales, Marketing and Customer Care
We focus the marketing and sales of wireless services on targeted groups of retail subscribers: individual consumers, businesses and government subscribers.
We use a variety of sales channels to attract new subscribers of wireless services, including:

•	direct sales representatives whose efforts are focused on marketing and selling wireless services primarily to mid-sized to large businesses and government agencies;

•	retail outlets owned and operated by us, that focus on sales to the consumer market as well as third-party retailers;

•
indirect sales agents that primarily consist of local and national non-affiliated dealers and independent contractors that market and sell services to businesses and the consumer market, and are generally paid through commissions; and

•	subscriber-convenient channels, including web sales and telesales.
We market our postpaid services under the Sprint® and Nextel® brands. We offer these services on a contract basis typically for one or two year periods, with services billed on a monthly basis according to the applicable pricing plan. We market our prepaid services under the Boost Mobile®, Virgin Mobile®, Assurance Wireless™ and Common CentsSM brands, as a means to provide value-driven prepaid service plans to particular markets. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products using their brands.
Although we market our services using traditional print and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships, including the National Association for Stock Car Auto Racing (NASCAR®). The goal of these marketing initiatives is to increase brand awareness and sales.
Our customer management organization works to improve our customer's experience, with the goal of retaining subscribers of our wireless services. Customer service call centers, some of which are operated by us and some of which are operated by unrelated parties subject to Sprint standards of operation, receive and resolve inquiries from subscribers and proactively address subscriber needs.

Competition
We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless and T-Mobile. Our primary competitors offer voice, high-speed data, entertainment and location-based services and push-to-talk-type features that are designed to compete with our products and services. Other competitors offer or have announced plans to introduce similar services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and video. Our prepaid services compete with a number of carriers and resellers including Metro PCS Communications, Inc., Leap Wireless International, Inc. and TracFone Wireless, which offer competitively-priced calling plans that include unlimited local calling. Additionally, AT&T, T-Mobile and Verizon also offer competitive prepaid services and wholesale service to resellers. Competition will increase to the extent that new firms enter the market as a result of the introduction of other technologies such as Long Term Evolution (LTE), the availability of previously unavailable spectrum bands, such as the 700 megahertz (MHz) spectrum band and potentially the introduction of new services using unlicensed spectrum. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer like services compete against our offerings.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market matures, it is becoming increasingly important to retain existing subscribers in addition to attracting new subscribers. Wireless carriers are beginning to address growing non-traditional data needs by working with original equipment manufacturers to develop connected devices such as remote monitoring, in-vehicle devices and digital signage, which utilize wireless networks to increase customer and business mobility. In addition, we and our competitors continue to offer more service plans that combine voice and data offerings, plans that allow users to add additional mobile devices to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related subscribers, or combinations of these features. Consumers respond to these plans by migrating to those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering devices at prices lower than their acquisition cost, and we may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the device will be offset by future service revenue. As a result, we and our competitors recognize immediate losses that will not be recovered until future periods when service is provided. Our ability to effectively compete in the wireless business is dependent upon our ability to retain existing and attract new subscribers in an increasingly competitive marketplace. See Item 1A, “Risk Factors—If we are not able attract and retain wireless subscribers, our financial performance will be impaired.”

Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers. We are one of the nation's largest providers of long distance services and operate all-digital global long distance and Tier 1 IP networks.
Services and Products
Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP) and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service which enables a wireless handset to operate as part of a subscriber's wireline voice network and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, the wireline network is carrying increasing amounts of voice and data traffic for our Wireless segment as a result of growing usage by those wireless customers.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to large cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to some of our MSO's have become large enough in scale that they have decided to in-source these services. Although we continue to provide voice services to residential consumers, we no longer actively market those services. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Competition
Our Wireline segment competes with AT&T, Verizon Communications, Qwest Communications, Level 3 Communications, Inc., other major local incumbent operating companies, cable operators and other telecommunications providers in all segments of the long distance communications market. In recent years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers.
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
Legislative and Regulatory Developments
Overview
Communications services are subject to regulation at the federal level by the Federal Communications Commission (FCC) and in certain states by public utilities commissions (PUCs). The Communications Act of 1934 (Communications Act) preempts states from regulating the rates or entry of commercial mobile radio service (CMRS) providers, such as those services provided through our Wireless segment, and imposes various licensing and technical requirements implemented by the FCC, including provisions related to the acquisition, assignment or transfer of radio licenses. CMRS providers are subject to state regulation of other terms and conditions of service. Our Wireline segment also is subject to federal and state regulation.
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
Regulation and Wireless Operations
The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by CMRS providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act and FCC rules also require the FCC's prior approval of the assignment or transfer of control of an FCC license, although the FCC's rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the 800 MHz band, 900 MHz band, 1.9 gigahertz (GHz) personal communications services (PCS) band, and license renewals;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our CDMA and iDEN networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to customer information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest
We hold several kinds of licenses to deploy our services: 1.9 GHz PCS licenses utilized in the CDMA network, and 800 MHz and 900 MHz licenses utilized in the iDEN network. We also hold 1.9 GHz and other FCC licenses that are not yet placed into service but that we intend to use in accordance with FCC requirements.
1.9 GHz PCS License Conditions
All PCS licenses are granted for ten-year terms. For purposes of issuing PCS licenses, the FCC utilizes major trading areas (MTAs) and basic trading areas (BTAs) with several BTAs making up each MTA. Each license is subject to build-out requirements which we have met in all of our MTA and BTA markets.
If applicable build-out conditions are met, these licenses may be renewed for additional ten-year terms. Renewal applications are not subject to auctions. If a renewal application is challenged, the FCC grants a preference commonly referred to as a license renewal expectancy to the applicant if the applicant can demonstrate that it has provided “substantial service” during the past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The licenses for the 10 MHz of spectrum in the 1.9 GHz band that we received as part of the FCC's Report and Order, described below, have ten-year terms and are not subject to specific build-out conditions, but are subject to renewal requirements that are similar to those for our PCS licenses.

800 MHz and 900 MHz License Conditions
We hold licenses for channels in the 800 MHz and 900 MHz bands that are currently used to deploy our iDEN services. Because spectrum in these bands originally was licensed in small groups of channels, we hold thousands of these licenses, which together allow us to provide coverage across much of the continental United States. Our 800 MHz and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. To date, we have met all of the construction requirements applicable to these licenses, except in the case of licenses that are not material to our business. Our 800 MHz and 900 MHz licenses have ten-year terms, at the end of which each license is subject to renewal requirements that are similar to those for our 1.9 GHz licenses.
Spectrum Reconfiguration Obligations
In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band (the “Report and Order”). The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. In addition, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band; however, we were required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC. The minimum cash obligation under the Report and Order is approximately $2.8 billion. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $1.3 billion in 2010 as approved by the FCC.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays Sprint's access to some of our 800 MHz replacement channels. Under an October 2008 FCC Order, March 31, 2010 was the target date for us to begin to relinquish some of our 800 MHz channels on a region-by-region basis prior to receiving all of our FCC-designated 800 MHz replacement channels. On March 31, 2010, however, the FCC granted Sprint's request that it delay the March 31, 2010 deadline for one year until March 31, 2011 in 21 markets where public safety licensees have not yet moved off most of Sprint's replacement channels. We have requested an additional extension of the deadline in a small subset of the 21 markets where public safety licensees have not yet moved off of Sprint's replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. We completed all our of 1.9 GHz incumbent relocation and reimbursement obligations in the second half of 2010.
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
911 Services
Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911 (E911) services in a two-tiered manner. Specifically, wireless carriers are required to transmit to a requesting public safety answering point (PSAP) both the 911 caller's telephone number and (a) the location of the cell site from which the call is being made, or (b) the location of the customer's handset using latitude and longitude, depending upon the capability of the PSAP. Implementation of E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and carrier. As a part of the FCC's approval of the Clearwire transaction, we committed to measure the accuracy of our 911 systems at the county level with certain exceptions. On November 29, 2010, we notified the FCC that we had met the first of our E911 location accuracy commitments. We believe we will be able to comply with the final benchmark by the 2016 deadline.
National Security
Issues involving national security and disaster recovery are likely to continue to receive attention at the FCC, state and local levels, and Congress. A major focus of the federal government is cyber security. Congress is expected to take up legislation implementing measures to increase the security and resiliency of the Nation's digital infrastructure. We cannot predict the cost impact of such legislation. The FCC has chartered the Communications Security, Reliability and Interoperability Council consisting of communications companies, public safety agencies and non-profit consumer and community organizations to make recommendations to the FCC to ensure optimal security, reliability, and interoperability of communications systems. We are a member of the council. In addition, the FCC and the Federal Emergency Management Agency/Department of Homeland Security are likely to continue to focus on disaster preparedness and communications among first responders. We have voluntarily agreed to provide wireless emergency alerts over our CDMA network. Under the time line developed by the FCC, the provision of such alerts is to begin no later than April 2012.
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
Regulation and Wireline Operations
Competitive Local Service
The Telecommunications Act of 1996 (Telecom Act) the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers (ILECs) to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide wholesale services to cable television companies that wish to compete in the local voice telephony market. Our communications and back-office services enable the cable companies to provide competitive local and long distance telephone services primarily in a VoIP format to their end-user customers.
Voice over Internet Protocol
We offer a growing number of VoIP-based services to business subscribers and transport VoIP-originated traffic for various cable companies. The FCC has not yet resolved the regulatory classification of VoIP services, but continues to consider the regulatory status of various forms of VoIP. In 2004, the FCC issued an order finding that one form of VoIP, involving a specific form of computer-to-computer services for which no charge is assessed and conventional telephone numbers are not used, is an unregulated “information service,” rather than a telecommunications service, and preempted state regulation of this service. The FCC also ruled that long distance offerings in which calls begin and end on the ordinary public switched telephone network, but are transmitted in part through the use of IP, are “telecommunications services,” thereby rendering the services subject to all the regulatory obligations imposed on ordinary long distance services, including payment of access charges and contributions to the universal service fund (USF). In addition, the FCC preempted states from exercising entry and related economic regulation of interconnected VoIP services that require the use of broadband connections and specialized customer premises equipment and permit users to terminate calls to and receive calls from the public switched telephone network. However, the FCC's ruling did not address specifically whether this form of VoIP is an “information service” or a “telecommunications service,” or what regulatory obligations, such as intercarrier compensation, should apply. Nevertheless, the FCC requires interconnected VoIP providers to contribute to the federal USF, offer E911 emergency calling capabilities to their subscribers, and comply with the electronic surveillance obligations set forth in the Communications Assistance for Law Enforcement Act (CALEA). Because we provide VoIP services and transport VoIP-originated traffic, an FCC ruling on the regulatory classification of VoIP services and the applicability of specific intercarrier compensation rates is likely to affect the cost to provide these services; our pricing of these services; access to numbering resources needed to provide these services; and long-term E911, CALEA and USF obligations. Continued regulatory uncertainty over the appropriate intercarrier compensation for interconnected VoIP services has led to many disputes between carriers.
International Regulation
The wireline services we provide outside the United States are subject to the regulatory jurisdiction of foreign governments and international bodies. In general, this regulation requires that we obtain licenses for the provision of wireline services and comply with certain government requirements.
Other Regulations
Network Neutrality
The regulatory status of broadband services has sparked a debate over “net neutrality” and “open access.” On December 22, 2010, the FCC adopted so-called net neutrality rules. The order adopts three basic rules for fixed broadband Internet access services: (a) an obligation to provide transparency to consumers regarding network management practices, performance characteristics, and commercial terms of service; (b) a prohibition on blocking access to lawful content, applications, services and devices; and (c) no unreasonable discrimination. The FCC acknowledged, however, that mobile broadband is in its early stages of development and is rapidly changing. In this environment, the FCC stated that lesser obligations are warranted on mobile providers. Mobile providers must: provide transparency to consumers in the same manner as fixed providers; and not block access to lawful websites and applications that compete with the provider's own voice or video telephony services. The other rules applicable to fixed broadband, including no blocking of other applications, services or devices, will not apply to mobile. Similarly, mobile providers will not be subject to an "unreasonable discrimination" obligation. Since the net neutrality rules applicable to mobile are relatively narrow and because we have deployed open mobile operating platforms on our devices, such as the Android platform created in conjunction with Google and the Open Handset Alliance, the rules should not adversely affect the operation of our broadband networks or significantly constrain our ability to manage the networks and protect our users from harm caused by other users and devices.
Truth in Billing and Consumer Protection
The FCC's Truth in Billing rules generally require both wireline and wireless telecommunications carriers, such as us, to provide full and fair disclosure of all charges on their bills, including brief, clear, and non-misleading plain language descriptions of the services provided. In response to a petition from the National Association of State Utility Consumer Advocates, the FCC found that state regulation of CMRS rates, including line items on consumer bills, is preempted by federal statute. This decision was overturned by the 11th Circuit Court of Appeals and the Supreme Court denied further appeal. As a consequence, states may attempt to impose various regulations on the billing practices of wireless carriers. In addition, the FCC has opened a new proceeding to address issues of consumer protection, including the use of early termination fees, and appropriate state and federal roles. If this proceeding or individual state proceedings create changes in the Truth in Billing rules, our billing and customer service costs could increase.
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
Several ILECs have sought and received forbearance from FCC regulation of certain enterprise broadband services. Specifically, the FCC granted forbearance to AT&T, ACS Anchorage, CenturyLink (formerly Embarq), Frontier and Citizens from price regulation of their non-time division multiplexing (TDM) based high-capacity special access services. Furthermore, in 2007, the U.S. Court of Appeals for the District of Columbia found that Verizon was “deemed granted” forbearance from the same rules when the FCC deadlocked on its similar forbearance petition, and that the “deemed grant” was unreviewable by the Court. Our request for en banc review was denied. The appeal of the FCC's rulings with respect to AT&T, Citizens, Frontier and CenturyLink was denied. These deregulatory actions by the FCC could enable the ILECs to raise their special access prices.
The FCC currently is considering measures to address “traffic pumping” by local exchange carriers (LECs) predominantly in rural exchanges, that have very high access charges. Under traffic pumping arrangements, the LECs partner with other entities to offer “free” or almost free services (such as conference calling and chat lines) to end users; these services (and payments to the LECs' partners) are financed through the assessment of high access charges on the end user's long distance or wireless carrier. Because of the peculiarities of the FCC's access rate rules for small rural carriers, these LECs are allowed to base their rates on low historic demand levels rather than the vastly higher “pumped” demand levels, which enables the LEC to earn windfall profits. The FCC is considering the legality of traffic pumping arrangements as well as rule changes to ensure that rates charged by LECs experiencing substantial increases in demand volumes are just and reasonable. As a major wireless and wireline carrier, we have been assessed millions of dollars in access charges for “pumped” traffic. Adoption by the FCC of measures to limit the windfall profits associated with traffic pumping would have a direct beneficial impact on us resolving outstanding disputes associated with such matters. Positive decisions against several LECs and their traffic pumping partners in U.S. district courts and before the Iowa Utilities Board and the FCC have not resulted in a significant decrease in this activity.

Universal Service Reform
Communications carriers contribute to and receive support from various universal service funds established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. The USF is funded from assessments on communications providers, including our Wireless and Wireline segments, based on FCC-prescribed contribution factors applicable to our interstate and international end-user revenues from telecommunications services and interconnected VoIP services. Similarly, many states have established their own universal service funds to which we contribute. The FCC is considering changing its USF contribution methodology, and may replace the interstate telecommunications revenue-based assessment with one based on either connections (telephone numbers or connections to the public network) or by expanding the revenue base to include data revenues. The latter approach in particular could impact the amount of our assessments. The FCC is expected to issue a notice of proposed rulemaking on USF reform in the near future, but final action on the contribution methodology does not seem imminent (within next 6 months). As permitted, we assess subscribers a fee to recover our USF contributions.
In 2010, Sprint received approximately $47 million in high-cost USF support in 25 jurisdictions as an Eligible Telecommunications Carrier (ETC). Pursuant to the FCC order authorizing the Clearwire transaction, Sprint is required to phase out its high-cost USF support to zero by 2013, and that process is currently being implemented on a state-by-state basis.
Virgin Mobile is now designated as a Lifeline-only ETC in 22 jurisdictions, providing service under our Assurance Wireless brand, and has ETC applications pending or planned in other jurisdictions as well. Virgin Mobile's Federal Lifeline USF receipts are anticipated to increase substantially in 2011.
The FCC also is considering implementation of new broadband universal service funds which may eventually replace the existing high-cost voice-centric USF. Although timing on the new broadband fund is unclear, Sprint will evaluate the relative costs and benefits of requesting support from these new funds when they become available.
Electronic Surveillance Obligations
The CALEA requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we are in compliance with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and records concerning those communications. We are a defendant in four purported class action lawsuits that allege that we participated in a program of intelligence gathering activities for the federal government following the terrorist attacks of September 11, 2001 that violated federal and state law. Relief sought in these cases includes injunctive relief, statutory and punitive damages, and attorneys' fees. We believe these suits have no merit, and they were dismissed by the district court. The plaintiffs' appeal to the US Court of Appeals for the Ninth Circuit is pending. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information.
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
Employee Relations
As of December 31, 2010, we employed approximately 40,000 personnel.
Access to Public Filings and Board Committee Charters
Important information is routinely posted on our website at www.sprint.com. Information contained on the website is not part of this annual report. Public access is provided to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: http://investors.sprint.com. These documents are available as soon as reasonably practicable after filing with the SEC and may also be found at the SEC's website at www.sec.gov.
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
We are in the business of selling communications services to subscribers, and our economic success is based on our ability to attract new subscribers and retain current subscribers. If we are unable to attract and retain wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations, which could result in several outcomes, including controlling investments by third parties, takeover bids, liquidation of assets or insolvency. Beginning in 2008 through 2010, we experienced decreases in our total retail postpaid subscriber base of approximately 8.5 million subscribers (excluding the impact of our 2009 acquisitions), while our two largest competitors increased their subscribers. In addition, our average postpaid churn rate was 1.95% and 2.15% for the years ended December 31, 2010 and 2009, respectively, while our two largest competitors had churn rates that were substantially lower. Although we have begun to see a reduction in our net loss of postpaid subscribers, if this trend does not continue our financial condition, results of operations and liquidity could be materially adversely affected.

Our ability to compete successfully for new subscribers and to retain our existing subscribers and reduce our rate of churn depends on:

•
our successful execution of marketing and sales strategies, including the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and our credit and collection policies;

•	Clearwire's ability to successfully obtain additional financing for the continued build-out of its 4G network;

•
The successful deployment and completion of our network modernization plan, Network Vision, including a multi-mode network infrastructure and CDMA push-to-talk capabilities of comparable quality to our existing iDEN push-to-talk capabilities;

•	actual or perceived quality and coverage of our networks, including Clearwire's 4G network;

•	public perception about our brands;

•	our ability to anticipate and develop new or enhanced technologies, products and services that are attractive to existing or potential subscribers;

•
our ability to anticipate and respond to various competitive factors affecting the industry, including new technologies, products and services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors; and

•	our ability to enter into arrangements with MVNOs.
Until recently, our efforts to attract new postpaid subscribers and reduce churn had not been successful. The net loss of postpaid subscribers in 2009 and 2010 can be expected to cause wireless service revenue in 2011 to be approximately $2.4 billion lower than it would have been had those subscribers not been lost. Our ability to retain subscribers may also be negatively affected by industry trends related to subscriber contracts. For example, we and our competitors no longer require subscribers to renew their contracts when making changes to their pricing plans. These types of changes could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product and service mix.
We expect to incur expenses to attract new subscribers, improve subscriber retention and reduce churn, but there can be no assurance that our efforts will result in new subscribers or a lower rate of subscriber churn. Subscriber losses and a high rate of churn adversely affect our business, financial condition and results of operations because they result in lost revenues and cash flow. Although attracting new subscribers and retention of existing subscribers are important to the financial viability of our business, there is an added focus on retention because the cost of adding a new subscriber is higher than the cost associated with retention of an existing subscriber.
As the wireless market matures, we must increasingly seek to attract subscribers from competitors and face increased credit risk from new postpaid wireless subscribers.
We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other's existing subscriber bases rather than from first-time purchasers of wireless services. Beginning in 2008 through 2010, we experienced decreases in our total retail subscriber base of approximately 8.5 million postpaid subscribers (excluding the impact of our 2009 acquisitions), while our two largest competitors increased their subscribers.
In addition, the higher market penetration also means that subscribers purchasing postpaid wireless services for the first time, on average, have a lower credit score than existing wireless users, and the number of these subscribers we are willing to accept is dependent on our credit policies. To the extent we cannot compete effectively for new subscribers, our revenues and results of operations will be adversely affected.
Competition and technological changes in the market for wireless services could negatively affect our average revenue per subscriber, subscriber churn, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability.
We compete with a number of other wireless service providers in each of the markets in which we provide wireless services, and we expect competition to increase as additional spectrum is made available for commercial wireless services and as new technologies are developed and launched. As competition among wireless communications providers has increased, we have created pricing plans that have resulted in declining average revenue per subscriber for voice and data services. Competition in pricing and service and product offerings may also adversely impact subscriber retention and our ability to attract new subscribers, with adverse effects on our results of operations. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, future cash flows, growth and overall profitability, which, in turn, could impact our ability to meet our financial obligations.

The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology and the deployment of unlicensed spectrum devices. This change causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. Spending by our competitors on new wireless services and network improvements could enable our competitors to obtain a competitive advantage with new technologies or enhancements that we do not offer. Rapid change in technology may lead to the development of wireless communications technologies, products or alternative services that are superior to our technologies, products,or services or that consumers prefer over ours. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose subscribers to our competitors.
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
Several wireless equipment vendors, including Motorola, which supplies equipment for our push-to-talk services, have begun to offer wireless equipment that is capable of providing push-to-talk services that are designed to compete with our current push-to-talk services. Several of our competitors have introduced devices that are capable of providing push-to-talk services. We announced a major network modernization plan in December 2010, Network Vision; one component of Network Vision is the deployment of push-to-talk technology through the use of multi-modal technology on a single integrated network. If our efforts to deploy such technology are not achieved, we may not be able to successfully compete for such services. See “The success of our network modernization plan, Network Vision, will depend on the timing, extent and cost of implementation; the performance of third-parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.”
The success of our network modernization plan, Network Vision, will depend on the timing, extent and cost of implementation; the performance of third-parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
We are implementing Network Vision, which is a multi-year initiative intended to reduce operating costs and provide customers with an enhanced network experience by improving voice quality and faster data speeds, while creating network flexibility and improving environmental sustainability. The focus of the plan is on upgrading the existing Sprint networks and providing flexibility for new 4G technologies. If Network Vision does not provide an enhanced network experience or is unable to provide CDMA push-to-talk capabilities of comparable quality to our existing iDEN push-to-talk capabilities, our ability to provide enhanced wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be adversely affected.
Using a new and sophisticated technology on a very large scale entails risks. Should implementation of our upgraded network be delayed or costs exceed expected amounts, our margins would be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our upgraded network be delayed due to technological constraints, performance of third-party suppliers, or other reasons, the cost of providing such services could become higher than expected, which could result in higher costs to customers, potentially resulting in decisions to purchase services from our competitors adversely affecting our revenues, profitability and cash flow from operations.
Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we use, including WiMAX, may place us at a competitive disadvantage.
We develop, test and deploy various new technologies and support systems intended to enhance our competitiveness by both supporting new services and features and reducing the costs associated with providing those services. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications or devices in a timely manner. We may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by our subscribers or may not be profitable, in which case we could not recover our investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of our networks with respect to both the new and existing services and may require us to take action like curtailing new subscribers in certain markets. Any resulting subscriber dissatisfaction could affect our ability to retain subscribers and have an adverse effect on our results of operations and growth prospects.
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
We have expended significant resources and made substantial investments to deploy a 4G mobile broadband network through Clearwire using WiMAX technology. WiMAX may not perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. Other competing technologies, including other 4G or subsequent technologies such as LTE, that may have advantages over WiMAX are being developed, and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than the cost and speed with which Clearwire deploys its 4G network providing 4G MVNO services to Sprint, which may allow those operators to compete more effectively or may require us and Clearwire to deploy such technologies. These risks could reduce our subscriber growth, increase our costs of providing services or increase our churn.
We entered into agreements in 2008 with Clearwire to integrate our former 4G wireless broadband business with theirs. See “Risks Related to our Investment in Clearwire” below for additional risks related to our investment in Clearwire and the deployment of 4G.
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
Our credit facility, which expires in October 2013, requires that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-cash gains or losses, such as goodwill impairment charges, of no more than 4.5 to 1.0. The ratio will be reduced to 4.25 to 1.0 beginning in April 2012, and further reduced to 4.0 to 1.0 in January 2013. As of December 31, 2010, the ratio was 3.7 to 1.0. If we do not continue to satisfy this ratio, we will be in default under our credit facility, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. Certain indentures governing our notes limit, among other things, our ability to incur additional debt, pay dividends, create liens and sell, transfer, lease or dispose of assets.
As of December 31, 2010, we own a 54% economic interest in Clearwire. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%, which could eliminate the potential for Clearwire to be considered a subsidiary of Sprint. Until Sprint exercises this right, certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness.
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
Market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our shareholders to losses and us to takeover bids or lead to action by the NYSE. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•
quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts expectations, including announcements of subscriber counts and rates of churn that would result in downward pressure on our stock price;

•	the availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	seasonality or other variations in our subscriber base, including our rate of churn;

•	announcements by us or our competitors of acquisitions, new products, technologies, significant contracts, commercial relationships or capital commitments;

•	the performance of Clearwire and Clearwire's Class A common stock or speculation about the possibility of future actions we or other significant shareholders may take in connection with Clearwire;

•	disruption to our operations or those of other companies critical to our network operations;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced technologies, products and services on a timely basis, including our 4G network;

•	recommendations by securities analysts or changes in estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales or hedging of, and other derivative transactions in our common stock;

•	any major change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.
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

If we are unable to continue to improve our results of operations, we face the possibility of additional charges for impairments of long-lived or indefinite-lived assets. Further, our future operating results will be impacted by our share of Clearwire's net loss or net income, which during this period of their network build-out will likely negatively affect our results of operations. The carrying value of our investment in Clearwire may be subject to impairment.
We review our wireless and wireline long-lived assets for impairment when changes in circumstances indicate that the book amount may not be recoverable. If we are unable to continue to improve our results of operations and cash flows, a review could lead to a material impairment in our consolidated financial statements. In addition, if we continue to have challenges retaining subscribers and as we continue to assess the impact of rebanding the iDEN network, management may conclude in future periods that certain CDMA and iDEN assets will never be either deployed or redeployed, in which case cash and non-cash charges that could be material to our consolidated financial statements would be recognized.
We account for our investment in Clearwire using the equity method of accounting and, as a result, we record our share of Clearwire's net income or net loss, which could adversely affect our consolidated results of operations. Clearwire disclosed it would be required to raise additional capital in the near term in order to continue its current operations, and that as of September 30, 2010, there was substantial doubt about its ability to continue as a going concern. In December 2010, Clearwire successfully raised $1.4 billion in debt financing. As a result of this action, as of December 31, 2010, Clearwire no longer reported substantial doubt about its ability to continue as a going concern. Clearwire's ability, however, to raise sufficient additional capital in the long-term on acceptable terms, or at all, remains uncertain. Clearwire's inability to obtain sufficient additional funding to continue its current operations may have an adverse effect on its estimated fair value based, in part, on its publicly quoted stock price. A decline in the value of Clearwire may require Sprint to evaluate the decline in relation to Sprint's carrying value of its investment in Clearwire. A conclusion by Sprint that a decline in the value of Clearwire is other than temporary could result in a material impairment in our consolidated financial statements.
If Motorola is unable or unwilling to provide us with equipment and devices in support of our iDEN-based services, as well as improvements, our operations will be adversely affected.
Motorola is our sole source for all of the devices we offer under the Nextel brand, except BlackBerry devices. Although our handset supply agreement with Motorola is structured to provide competitively-priced devices, the cost of iDEN devices is generally higher than devices that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer devices at prices that are attractive to potential subscribers. In addition, the higher cost of iDEN devices requires us to absorb a larger part of the cost of offering devices to new and existing subscribers, which may reduce our growth and profitability. Also, we must rely on Motorola to develop devices capable of supporting the features and services we offer to subscribers of services on our iDEN network and to provide maintenance and support for our iDEN-based infrastructure. A decision by Motorola to discontinue, or the inability of either company to continue manufacturing, maintaining or supporting our iDEN-based infrastructure and devices could have a material adverse effect on us. Further, our ability to complete the spectrum reconfiguration plan in connection with the FCC's Report and Order is dependent, in part, on Motorola.
We have entered into agreements with unrelated parties for certain business operations. Any difficulties experienced in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.
We have entered into agreements with unrelated parties for the day-to-day execution of services, provisioning and maintenance for our CDMA, iDEN and wireline networks, for the implementation of Network Vision, and for the development and maintenance of certain software systems necessary for the operation of our business. We also have agreements with unrelated parties to provide customer service and related support to our wireless subscribers and outsourced aspects of our wireline network and back office functions to unrelated parties. In addition, we have sublease agreements with unrelated parties for space on communications towers. As a result, we must rely on unrelated parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. If these unrelated parties were unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers.
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

For example, we obtain some of our CDMA handsets from HTC Corp. Apple Inc. has filed an action with the International Trade Commission (ITC) and with U.S District Courts accusing HTC of patent infringement. HTC has filed an action against Apple with the ITC accusing Apple of infringing HTC patents. Apple's claims against HTC, if successful, could require us to cease providing certain products.
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
Depending on their outcome, the FCC's proceedings regarding regulation of special access rates could affect the rates paid by our Wireless and Wireline segments for special access services in the future. Similarly, depending on their outcome, the FCC's proceedings on the regulatory classification of VoIP services could affect the intercarrier compensation rates and the level of USF contributions paid by us.
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
Proposed regulatory developments regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of minerals used in the manufacture of certain products, including handsets. Although we do not buy raw materials, manufacture, or produce any electronic equipment directly, the proposed regulation may affect some of our suppliers. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell.
If our business partners and subscribers fail to meet their contractual obligations it could negatively affect our results of operations.
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
Risks Related to our Investment in Clearwire
We are a majority shareholder of Clearwire, a term we use to refer to the consolidated entity of Clearwire Corporation and its subsidiary Clearwire Communications LLC. Under this section, we have included certain important risk factors with respect to our investment in Clearwire. For more discussion of Clearwire and the risks affecting Clearwire, you should refer to Clearwire's annual report on Form 10-K for the year ended December 31, 2010.
Our investment in Clearwire exposes us to risks because we do not control the board, determine the strategies, manage operations or control management, including decisions relating to the build-out and operation of a 4G network, and the value of our investment in Clearwire or our financial performance may be adversely affected by decisions made by Clearwire or other large investors in Clearwire that are adverse to our interests.
Although we have the ability to nominate seven of Clearwire's 13 directors, at least one of our nominees must be an independent director. Thus, we do not control the board, and we do not manage the operations of Clearwire or control management. Clearwire has a group of investors that have been provided with representation on Clearwire's board of directors. These investors may have interests that diverge from ours or Clearwire's. Differences in views among the large investors could result in delayed decisions by Clearwire's board of directors or failure to agree on major issues. Any differences in our views or problems with respect to the operation of Clearwire could have a material adverse effect on the value of our investment in Clearwire or our business, financial condition, results of operations or cash flows. See also "Current economic conditions, our recent financial performance and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements. Moreover, Clearwire may be considered a subsidiary under certain agreements relating to our indebtedness."
In addition, the corporate opportunity provisions in Clearwire's restated certificate of incorporation provide that unless a director is an employee of Clearwire, the person does not have a duty to present to Clearwire a corporate opportunity of which the director becomes aware, except where the corporate opportunity is expressly offered to the director in his or her capacity as a director of Clearwire. This could enable certain Clearwire shareholders to benefit from opportunities that may otherwise be available to Clearwire, which could adversely affect Clearwire's business and our investment in Clearwire.
Clearwire's restated certificate of incorporation also expressly provides that certain shareholders and their affiliates may, and have no duty not to, engage in any businesses that are similar to or competitive with those of Clearwire, do business with Clearwire's competitors, subscribers and suppliers, and employ Clearwire's employees or officers. These shareholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Any such actions could have a material adverse effect on Clearwire's business, financial condition, results of operations or prospects and the value of our investment in Clearwire.
Moreover, we currently rely on Clearwire to build, launch and operate a viable 4G network. Our intention is to integrate these 4G services with our products and services in a manner that preserves our time to market advantage. Clearwire's success could be affected by, among other things, its ability to offer a competitive cost structure and its ability to obtain additional financing in the amounts and at terms that enable it to continue to build a 4G network in a timely manner. Clearwire's delay in its network build and deployment or operation of their 4G network may negatively affect our ability to generate future revenues, cash flows or overall profitability from 4G services. See “Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we use, including WiMAX, may place us at a competitive disadvantage.”
We are currently engaged in an arbitration with Clearwire relating to the pricing of service on Clearwire's 4G network for dual-mode wireless handsets used by Sprint customers, pursuant to our MVNO agreement with Clearwire. We do not expect the resolution of this matter will have a material adverse effect on our consolidated financial position, results of operations or operating cash flow; however, ultimate resolution of this matter could affect the pricing and competitiveness of our 4G services.

We may be unable to sell some or all of our investment in Clearwire quickly or at all.
Clearwire's publicly traded Class A common stock is volatile. In addition, the daily trading volume of Clearwire's Class A common stock is lower than the number of shares of Class A common stock we would hold if we exchanged all of our Clearwire Class B common stock and interests. If we should decide to sell some or all of our equity securities of Clearwire, there may not be purchasers available for any or all of our stock, or we may be forced to sell at a price that is below the then current trading price or over a significant period of time. We are also subject to certain restrictions with respect to the sale of our equity securities of Clearwire.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Overland Park, Kansas and consists of about 3,853,000 square feet.
Our gross property, plant and equipment at December 31, 2010 totaled $46.1 billion, as follows:

2010
(in billions)
Wireless	$39.2
Wireline	4.5
Corporate and other	2.4
Total	$46.1
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
As of December 31, 2010, about $1.3 billion of outstanding debt, comprised of certain secured notes, financing and capital lease obligations and mortgages, is secured by $1.1 billion of gross property, plant and equipment, and other assets.

Item 3.	Legal Proceedings
In December 2010, the U.S. District Court for the District of Kansas granted summary judgment in favor of Sprint and the other defendants, in a class action lawsuit filed in 2003, which alleged that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. No appeal was taken from that decision, and the case is now closed.
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operations difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is allegedly brought on behalf of purchasers of company stock from October 26, 2006 to February 27, 2008. On January 20, 2011, we moved to certify the January 6th order for interlocutory appeal. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.
Two related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The parties are discussing a schedule for these cases going forward in light of the pendency of the Bennett case.
We are currently engaged in an arbitration with Clearwire relating to the pricing of service on Clearwire's 4G network for dual-mode wireless handsets used by Sprint customers, pursuant to our MVNO agreement with Clearwire. We do not expect the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations.

We are involved in certain legal proceedings that are described in note 11 of Notes to the Consolidated Financial Statements included in this report. During the quarter ended December 31, 2010, there were no material developments in the status of these legal proceedings. Various other suits, proceedings and claims, including purported class actions typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations.

Item 4.	(Removed and Reserved)

Executive Officers of the Registrant
The following people are serving as our executive officers as of February 24, 2011.These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Business Experience	Current Position Held Since	Age
Daniel R. Hesse……
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
		2007	57

Robert H. Brust……	Chief Financial Officer. He was appointed Chief Financial Officer in May 2008. He served as Executive Vice President and Chief Financial Officer of Eastman Kodak Company from 2000 to 2007. He also served two years as Senior Vice President and Chief Financial Officer of Unisys Corporation. Earlier in his career, he held a series of operations and finance leadership positions at General Electric, concluding his service there as Vice President, Finance for G.E. Plastics.	2008	67

Keith O. Cowan……
President - Strategic Planning and Corporate Initiatives. He was appointed President - Strategic Planning and Corporate Initiatives in July 2007. He also served as Acting President - CDMA from November 2008 to May 2009. He served as Executive Vice President of Genuine Parts Company from January 2007 to July 2007. He held several key positions with BellSouth Corporation from 1996 to January 2007, including Chief Planning and Development Officer, Chief Field Operations Officer, President - Marketing and Product Management and President - Interconnection Services. He was previously an associate and partner at the law firm of Alston & Bird LLC.
		2007	54

Robert L. Johnson……	Chief Service Officer. He was appointed Chief Service Officer in October 2007. He served as President - Northeast Region from September 2006 to October 2007. He served as Senior Vice President - Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President - National Field Operations of Nextel from February 2002 to July 2005.	2007	52

Robert H. Johnson……	President - Consumer. He was appointed President - Consumer in May 2009. He co-founded and served as Chief Operating Officer of Sotto Wireless Inc. from February 2006 to January 2009. Prior to joining Sotto Wireless, he served in various executive positions at AT&T Wireless Services, Inc. since 1988, most recently as Executive Vice President, National Operations.	2009	56

Charles R. Wunsch……	General Counsel and Corporate Secretary. He was appointed General Counsel and Corporate Secretary in October 2008. He served as our Vice President for corporate transactions and business law and has served in various legal positions at the company since 1990. He was previously an associate and partner at the law firm Watson, Ess, Marshall, and Enggas.	2008	55

Name	Business Experience	Current Position Held Since	Age
Paget L. Alves……	President - Business Markets. He was appointed President - Business Markets in February 2009. He served as President - Sales and Distribution from March 2008 until February 2009, and as Regional President from September 2006 through March 2008. He served as Senior Vice President, Enterprise Markets from January 2006 through September 2006. He served as our President, Strategic Market from November 2003 through January 2006.	2009	56

Steven L. Elfman……
President - Network Operations and Wholesale. He was appointed President - Network Operations and Wholesale in May 2008. He served as President and Chief Operating Officer of Motricity, a mobile data technology company, from January 2008 to May 2008 and as Executive Vice President of Infospace Mobile (currently Motricity) from July 2003 to December 2007. He was an independent consultant working with Accenture Ltd., a consulting company, from May 2003 to July 2003. He served as Executive Vice President of Operations of Terabeam Corporation, a Seattle-based communications company, from May 2000 to May 2003, and he served as Chief Information Officer of AT&T Wireless from June 1997 to May 2000.
		2008	55

Danny L. Bowman……	President - Integrated Solutions Group. He was appointed President - Integrated Solutions Group in September 2009. He served as President - iDEN from June 2008 to August 2009. He served in various executive positions including Product Development and Management, Sales, Marketing and General Management since 1997.	2009	45

Matthew Carter……	President - 4G. He was appointed President - 4G in January 2010. He served as Senior Vice President, Boost Mobile from April 2008 until January 2010 and as Senior Vice President, Base Management from December 2006 until April 2008. Prior to joining Sprint, he served as Senior Vice President of Marketing at PNC Financial Services.	2010	50

Ryan H. Siurek……	Vice President - Controller. He was appointed Vice President, Controller in November 2009. He served as Vice President and Assistant Controller from January 2009 to November 2009. Prior to joining Sprint, he worked for LyondellBasell Industries, a chemical manufacturing company, from January 2004 through January 2009, where he held various executive level finance and accounting positions, including Controller - European Operations.	2009	39

The following individual has been chosen to serve as an executive officer. There is no familial relationship between Mr. Euteneuer and any of our executive officers or directors.

Name	Business Experience	Start Date	Age
Joseph J. Euteneuer……
Mr. Euteneuer has been serving since September 12, 2008 as Executive Vice President, Chief Financial Officer of Qwest, a telecommunications carrier providing local and long distance voice, data and internet wireline services as well as wireless and digital television services through certain partnerships. Previously, Mr. Euteneuer served as Executive Vice President and Chief Financial Officer of XM Satellite Radio Holdings Inc., a satellite radio provider, from 2002 until September 2008 after it merged with SIRIUS Satellite Radio, Inc. Prior to joining XM, Mr. Euteneuer held various management positions at Comcast Corporation and its subsidiary, Broadnet Europe.
		Hire date to be determined	55

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Share Data
The principal trading market for our Series 1 common stock is the NYSE. Our Series 2 common stock is not publicly traded. The high and low Sprint Series 1 common stock prices, as reported on the NYSE composite are as follows:

	2010 Market Price			2009 Market Price
	High	Low	End of Period	High	Low	End of Period
Series 1 common stock
First quarter	$4.23	$3.10	$3.80	$4.20	$1.83	$3.57
Second quarter	5.31	3.81	4.24	5.94	3.49	4.81
Third quarter	5.08	3.82	4.63	4.91	3.47	3.95
Fourth quarter	4.88	3.70	4.23	4.41	2.78	3.66
Number of Shareholders of Record
As of February 18, 2011, we had about 48,000 Series 1 common stock record holders, no Series 2 common stock record holders and no non-voting common stock record holders.
Dividends
We did not declare any dividends on our common shares in 2008, 2009 or 2010. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity.”
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below compares the yearly change in the cumulative total shareholder return for our Series 1 common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five-year period from December 31, 2005 to December 31, 2010. The graph assumes an initial investment of $100 on December 31, 2005 and reinvestment of all dividends.
5-Year Total Return
Value of $100 Invested on December 31, 2005

	2005	2006	2007	2008	2009	2010
Sprint Nextel	$100.00	$88.46	$61.76	$8.61	$17.22	$19.90
S&P 500	$100.00	$115.79	$122.16	$76.96	$97.33	$111.99
Dow Jones U.S. Telecom Index	$100.00	$136.83	$150.57	$100.98	$110.92	$130.60

Item 6.	Selected Financial Data
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the acquisitons of Nextel Partners, Inc., Virgin Mobile USA, Inc. (Virgin Mobile) and Affiliates, as well as the November 2008 contribution of our next generation wireless network to Clearwire. The acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements. Embarq Corporation, our former local segment, which was spun-off in 2006, is shown as discontinued operations. The primary reason for the increase in net operating revenues for 2010 was related to the additional subscribers obtained in our 2009 acquisitions and the 783,000 retail wireless subscribers added in 2010 which were partially offset by a decrease in revenue as a result of our losses of subscribers in prior periods. We lost approximately 1.0 million retail wireless subscribers in 2009, 5.1 million in 2008 and 658,000 in 2007, which caused the majority of the reduction in net operating revenues in those periods.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$32,563	$32,260	$35,635	$40,146	$41,003
Goodwill impairment	—	—	963	29,649	—
Depreciation and amortization	6,248	7,416	8,407	8,933	9,592
Operating (loss) income(1)	(595)	(1,398)	(2,642)	(28,740)	2,484
(Loss) income from continuing operations(1)(2)	(3,465)	(2,436)	(2,796)	(29,444)	995
Discontinued operations, net	—	—	—	—	334
(Loss) Earnings per Share and Dividends
Basic and diluted (loss) earnings per common share Continuing operations(1)(2)	$(1.16)	$(0.84)	$(0.98)	$(10.24)	$0.34
Discontinued operations	—	—	—	—	0.11
Dividends per common share(3)	—	—	—	0.10	0.10
Financial Position
Total assets	$51,654	$55,424	$58,550	$64,295	$97,161
Property, plant and equipment, net	15,214	18,280	22,373	26,636	25,868
Intangible assets, net	22,704	23,462	22,886	28,139	60,057
Total debt, capital lease and financing obligations (including equity unit notes)	20,191	21,061	21,610	22,130	22,154
Shareholders' equity	14,546	18,095	19,915	22,445	53,441
Cash Flow Data
Net cash provided by operating activities	$4,815	$4,891	$6,179	$9,245	$10,055
Capital expenditures	1,935	1,603	3,882	6,322	7,556
_______________

(1)    In 2010, operating loss improved $803 million primarily due to the increase in net operating revenues of $303 million as described above in addition to decreases in operating expenses of $500 million as a result of our cost cutting initiatives in prior periods. In 2009, we recognized net charges of $389 million ($248 million after tax) primarily related to severance exit costs and asset impairments other than goodwill. In 2008, we recorded net charges of $936 million ($586 million after tax) primarily related to asset impairments other than goodwill, severance and exit costs, and merger and integration costs. In 2007, we recognized net charges of $956 million ($590 million after tax) primarily related to merger and integration costs, asset impairments other than goodwill, and severance and exit costs. In 2006, we recognized net charges of $620 million ($381 million after tax) primarily related to merger and integration costs, asset impairments, and severance and exit costs.
(2)    During 2010, the Company did not recognize significant tax benefits associated with federal and state net operating losses generated during the period. As a result, the Company recognized an increase in the valuation allowance on deferred tax assets affecting the income tax provision by approximately $1.4 billion and $281 million for the years ended December 31, 2010 and 2009, respectively.
(3)    We did not declare any dividends on our common shares in 2010, 2009 and 2008. In each quarter of 2007 and 2006, the dividend was $0.025 per share.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Business Strategies and Key Priorities
Sprint is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below in “Effects on our Wireless Business of Postpaid Subscriber Losses,” the Company has experienced significant losses of subscribers in the critical postpaid wireless market since the third quarter 2006, but, as a result of steps taken to attract and retain such subscribers, has reduced net subscriber losses beginning in 2009.
Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around achieving the following three key priorities:

•	Improve the customer experience;

•	Strengthen our brands; and

•	Generate operating cash flow.
We have reduced confusion over pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature that offer savings compared to our competition. In addition to savings offered to consumers, Business Advantage pricing plans are available to our business subscribers who can also take advantage of Any Mobile AnytimeSM with certain plans. To simplify and improve the customer experience, we introduced the Sprint Free Guarantee, which gives any customer opening a new line of service the chance to try Sprint for 30 days for free (excluding overages and premium services not included in price plans). In addition, we have continued to offer Ready Now, which trains our customers before they leave the store on how to use their mobile devices. For our business customers, we aim to increase their productivity by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to acquire and retain both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution and calls per subscriber.
Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. Our multi-functional device portfolio includes devices such as the Samsung Epic 4G Android™ device, which can also act as a mobile hotspot for up to five wireless fidelity (WiFi) enabled devices and the world's first 3G/4G Android™ device, the HTC EVO™ 4G, which can also act as a mobile hotspot for up to eight WiFi enabled devices. Our portfolio also includes the Motorola i1 which is the world's first Direct Connect® Android-powered smartphone. Other devices in our portfolio are the HTC Hero™ and the Samsung Moment™ with Google™, the BlackBerry 8530 and BlackBerry® Bold™, the Samsung Seek™, the Rumor Touch from LG and the Touch Pro 2 from HTC. Our mobile broadband device portfolio consists of devices such as the Overdrive™ 3G/4G Mobile Hotspot, which allows the connection of up to five WiFi enabled devices, the Sprint 4G USB U1901 and the Ovation™ U760 by Novatel Wireless. We support the open development of applications and content on our network platforms. We also enable a variety of third-party providers, location-based services and business and consumer product providers through our machine-to-machine initiative. The machine-to-machine initiative incorporates selling, marketing, product development and operations resources to address growing non-traditional data needs, which covers a wide variety of products and services including remote monitoring, telematics, in-vehicle devices, e-readers, specialized medical devices and other original equipment manufacturer devices.
Our prepaid portfolio launched additional brands in the second quarter 2010. Sprint's prepaid portfolio currently includes four brands, each designed to appeal to specific customer segments. Boost Mobile serves customers who are voice and text messaging-centric with its popular $50 Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves customers who are device and data-oriented with Beyond Talk™ plans and our broadband plan, Broadband2Go, that offer consumers control, flexibility and connectivity through various communication vehicles. Assurance Wireless provides eligible customers, who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of national local and long-distance monthly service. Common CentsSM Mobile caters to budget-conscious customers with 7-cent minutes that Round Down™ and 7-cent text messages.
Sprint has focused its wholesale business as a reseller of new converged services that leverage the Sprint network but are sold under the wholesaler's brand by providing a suite of integrated and customizeable value-added solutions focused on assisting our customers to improve their business. We have adopted new pricing models, made it easier for our wholesalers to acquire access and resell our services by bundling wireless and wireline services and focused our attention to partners with existing distribution channels. In addition, we have strengthened our sales efforts and expanded to new markets in the rapidly growing machine-to-machine space.
In addition to our brand and customer-oriented goals, we have also taken steps, beginning in 2008, to generate increased operating cash flow through competitive new rate plans for postpaid and prepaid subscribers, multi-branded strategies and reductions to our cost structure to align with the reduced revenues from fewer postpaid subscribers. Our cost reductions are primarily attributable to reductions in capital spending, workforce reductions, call center closures as a result of fewer calls per subscriber and limiting marketing spend to focused initiatives. We believe these actions, as well as our continued efforts to reduce other operating expenses, will allow us to continue to maintain an adequate cash position.
Network Vision
In December 2010, Sprint announced Network Vision, a multi-year network infrastructure initiative intended to provide customers with an enhanced network experience by improving voice quality and providing faster data speeds, while creating network flexibility, reducing operating costs, and improving environmental sustainability by enabling the aggregation of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine capabilities. Consolidating and optimizing the use of Sprint's 800 MHz, 1.9GHz and potentially other spectrum (such as the 2.5GHz owned by Clearwire) into multi-mode stations should allow Sprint to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which allows for opportunities to evaluate new 4G technologies to better utilize Sprint's available spectrum.
The first stages of equipment testing are expected to begin in early 2011 and, if successful, broad scale deployment is expected in the latter half of 2011 with an expected completion time of anywhere from three to five years. As Network Vision is implemented, the size and power required to operate cell sites used by Sprint is expected to be reduced. Sprint expects the plan to bring financial benefit to the company through convergence to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings and the eventual reduction in total cell sites and also by reducing the cost of handling expanded data traffic.
Sprint has entered into agreements relating to Network Vision to deploy a cost-effective, innovative network to enhance the voice quality and data speeds by consolidating multiple technologies into one network. The successful testing and deployment related to these changes in technology will result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing iDEN assets due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which could have a material impact on our consolidated financial statements. The successful testing of push-to-talk technology on the CDMA network in our test markets in 2011 would result in increased depreciation and amortization expense expected to range from $1.0 billion to $1.5 billion if implementation can be completed by the end of 2014. Successful completion of Network Vision earlier or later than the end of 2014 would result in an acceleration or delay, respectively, of these depreciation and amortization costs.
Effects on our Wireless Business of Postpaid Subscriber Losses
The following table shows annual net additions (losses) of postpaid subscribers for the past five years, excluding subscribers obtained through business combinations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	( in thousands)
Total net additions (losses) of postpaid subscribers	(855)	(3,546)	(4,073)	(1,224)	279
As shown by the table below under “Results of Operations,” Wireless segment earnings represents approximately 80% of Sprint's total consolidated segment earnings. The wireless industry is subject to intense competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless voice and data services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU).

Beginning in 2008, in conjunction with changes in senior management, Sprint undertook steps to address and reduce postpaid subscriber losses. Perceptions in the marketplace, in part as a result of the subscriber losses themselves, as well as other factors, reduced the Sprint brand's effectiveness in attracting and retaining customers. Steps were taken to improve the Sprint networks, as well as to improve the quality of Sprint's customer care experience, as confirmed by independent comparisons with competitors. Steps were also taken to improve the credit quality mix of our subscriber base and to improve our financial stability, including cost control actions, which have resulted in our continuing strong cash flow from operations. In addition, beginning in 2008 and continuing through 2010, we have undertaken initiatives to strengthen the Sprint brand. We continue to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our networks. We have also introduced new devices improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive new rate plans providing simplicity and value. We believe these actions had a favorable impact on net postpaid subscriber losses in 2009 and 2010, and we expect these to further improve our subscriber results.
Beginning in the second quarter 2009 and continuing through 2010, the Company has begun to see a reduction in our net loss of postpaid subscribers. For the year ended December 31, 2010, net postpaid subscriber losses of 855,000 improved by 2.7 million, or 76% compared to losses of 3.5 million in 2009.
The net loss of postpaid subscribers in 2009 and 2010 can be expected to cause wireless service revenue in 2011 to be approximately $2.4 billion lower than it would have been had those subscribers not been lost. Notwithstanding our historical postpaid subscriber losses, consolidated service revenue has begun to stabilize primarily as a result of increased service revenue associated with our prepaid wireless offerings, including the acquisition of Virgin Mobile in the fourth quarter of 2009. As a result, Sprint's prepaid wireless offerings, as well as cost controls that have been implemented, will continue to partially offset the effects of net postpaid subscriber losses, but are unlikely to be sufficient to sustain the Company's level of results from operations and cash flows unless we are successful in further improving our postpaid subscriber results. If our trend of improved postpaid subscriber results does not continue, it could have a material negative impact on our financial condition, results of operations and liquidity in 2011 and beyond. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should continue to reduce the number of net postpaid subscriber losses experienced during 2011.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008(1)
	(in millions)
Wireless segment earnings	$4,531	$5,198	$6,776
Wireline segment earnings	1,090	1,221	1,175
Corporate, other and eliminations	12	(12)	(287)
Consolidated segment earnings	5,633	6,407	7,664
Depreciation and amortization	(6,248)	(7,416)	(8,407)
Goodwill impairment	—	—	(963)
Merger and integration expenses	—	—	(130)
Other, net	20	(389)	(806)
Operating loss	(595)	(1,398)	(2,642)
Interest expense, net	(1,464)	(1,450)	(1,362)
Equity in losses of unconsolidated investments, net	(1,286)	(803)	(145)
Other income, net	46	157	89
Income tax (expense) benefit	(166)	1,058	1,264
Net loss	$(3,465)	$(2,436)	$(2,796)
 ________
(1)    Consolidated results of operations include the results of our next-generation wireless broadband network, which was contributed to Clearwire in a transaction that closed on November 28, 2008.
Consolidated segment earnings decreased $774 million, or 12%, in 2010 compared to 2009 and $1.26 billion, or 16%, in 2009 compared to 2008. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations. Corporate, other and eliminations improved $275 million for 2009 compared to 2008 primarily as a result of costs incurred related to the build-up of our next-generation wireless broadband network in 2008 that are no longer being incurred in 2009 due to the close of the transaction with Clearwire in late 2008.

Depreciation and Amortization Expense
Depreciation expense decreased $753 million, or 13%, in 2010 compared to 2009 and $137 million, or 2%, in 2009 compared to 2008 primarily due to a reduction in the replacement rate of capital additions resulting from reduced capital spending associated with our cost control actions beginning in 2008. The average annual capital expenditures for the three years ended 2007 were approximately $6.3 billion as compared to average annual capital expenditures of $2.5 billion for the three years ended 2010. Amortization expense declined $415 million, or 26%, in 2010 compared to 2009 and $854 million, or 35%, in 2009 as compared to 2008, primarily due to reductions in amortization of customer relationship intangible assets as a result of those related to the 2005 acquisition of Nextel becoming fully amortized. These reductions were partially offset by an increase in amortization related to customer relationship intangible assets acquired in connection with the iPCS, Inc. (iPCS) and Virgin Mobile acquisitions in the fourth quarter 2009. Customer relationships are amortized using the sum-of-the-years'-digits method, resulting in higher amortization rates in early periods that decline over time.
Goodwill Impairment and Merger and Integration Expenses
The Company recognized a non-cash goodwill impairment of $963 million during 2008. The impaired goodwill was primarily attributable to the Company's acquisition of Nextel in 2005 and reflects the reduction in the estimated fair value of Sprint's wireless reporting unit subsequent to the acquisition resulting from, among other factors, net losses of postpaid subscribers. Merger and integration expenses decreased $130 million, or 100%, in 2009 compared to 2008 as integration activities were completed during 2008.
Other, net
The following table provides additional information of items included in “Other, net” for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Severance and exit costs	$(8)	$(400)	$(355)
Asset impairments	(125)	(47)	(480)
Gains from asset dispositions and exchanges	69	68	29
Other	84	(10)	—
Total	$20	$(389)	$(806)
Other, net improved $409 million, or 105%, in 2010 compared to 2009 and $417 million, or 52%, in 2009 compared to 2008. During 2010 we recognized $8 million of severance and exit costs primarily related to exit costs incurred in the second and fourth quarter 2010 associated with vacating certain office space which is no longer being utilized. We recognized $400 million and $355 million in 2009 and 2008, respectively, of severance and exit costs related to the separation of employees and organizational realignment initiatives. Asset impairments increased by $78 million, or 166%, in 2010 compared to 2009 and decreased $433 million, or 90%, in 2009 compared to 2008. Asset impairments primarily relate to assets that are no longer necessary for management's strategic plans. In 2010 and 2009 these costs were primarily related to network asset equipment. Asset impairments in 2008 also include previously recognized cell site development costs. Gains from asset dispositions and exchanges for 2010, 2009, and 2008 are primarily related to spectrum exchange transactions. Other increased $94 million primarily due to an increase in benefits resulting from favorable developments relating to access cost disputes with certain exchange carriers in 2010 as compared to 2009.
Interest Expense
Interest expense increased $14 million, or 1%, in 2010 as compared to 2009. This increase was primarily due to higher effective interest rates on our average long-term debt balances and increased costs on our revolving credit facilities, which include the accelerated amortization of previously unamortized debt issuance costs from the retirement of our former credit facility in May 2010 partially offset by reductions in interest expense previously recorded as a result of favorable tax outcomes. Interest expense increased $88 million, or 7%, in 2009 as compared to 2008, as fewer capital projects led to a decrease of $111 million of capitalized interest partially offset by a decrease of $56 million related to a $1.5 billion decline in the weighted average long-term debt balance between the comparative periods. The effective interest rate on the weighted average long-term debt balance of $20.6 billion, $21.4 billion and $22.9 billion was 7.2%, 6.8% and 6.6% for 2010, 2009 and 2008, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.

Equity in Losses of Unconsolidated Investments, net
This item consists mainly of our proportionate share of losses from our equity method investments. Equity losses associated with the investment in Clearwire consists of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances. Equity in losses from Clearwire were $1.3 billion, $803 million, and $142 million for 2010, 2009 and 2008, respectively. The 2009 equity in losses of Clearwire include a pre-tax dilution loss of $154 million ($96 million after tax) recognized in the first quarter 2009, representing the finalization of ownership percentages associated with the formation of Clearwire, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to the November 2008 closing.
Clearwire owns and operates a next generation mobile broadband network that provides high-speed residential and mobile internet access services and residential voice services in communities throughout the country. Clearwire is an early stage company, and as such, has heavily invested in building its network and acquiring other assets necessary to expand the business during 2009 and 2010, which has resulted in increased operating losses and reduced liquidity. We expect Clearwire to continue to generate significant net losses in the near term as it executes its business plan.
Other income, net
The following table provides additional information of items included in “Other income, net” for each of the three years ended December 31, 2010.

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Interest income	$35	$34	$97
Realized loss from investments	(3)	(29)	(24)
Gain on previously held non-controlling interest in Virgin Mobile	—	151	—
Other	14	1	16
Total	$46	$157	$89
Interest income remained relatively stable in 2010, as compared to 2009. Interest income decreased $63 million, or 65%, in 2009 as compared to 2008, primarily due to lower interest rates. Realized loss from investments decreased $26 million, or 90%, in 2010, as compared to 2009 primarily due to fewer sales of marketable securities. As a result of the acquisition of Virgin Mobile, a non-cash gain of $151 million ($92 million after tax) was recognized in the fourth quarter 2009 related to the estimated fair value over net carrying value of our previously held non-controlling interest in Virgin Mobile.
Income Tax (Expense) Benefit
The consolidated effective tax rate was an expense of approximately 5% in 2010 and a benefit of approximately 30% and 31% in 2009 and 2008, respectively. The income tax expense for 2010 and the benefit for 2009 include a $1.4 billion and $281 million net increase to the valuation allowance for federal and state deferred tax assets related to net operating loss carryforwards generated during the periods. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. The 2008 income tax benefit includes $278 million related to non-cash goodwill impairment as substantially all of the charges are not separately deductible for tax purposes. Additional information related to items impacting the effective tax rates can be found in note 10 of Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless
Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes. The following table provides an overview of the results of operations of our Wireless segment for each of the three years ended December 31, 2010.

	Year Ended December 31,
Wireless Earnings	2010	2009	2008
	(in millions)
Postpaid	$21,921	$23,205	$25,994
Prepaid	3,756	2,081	1,498
Retail service revenue	25,677	25,286	27,492
Wholesale, affiliate and other revenue	217	546	943
Total service revenue	25,894	25,832	28,435
Cost of services (exclusive of depreciation and amortization)	(8,288)	(8,384)	(8,745)
Service gross margin	17,606	17,448	19,690
Service gross margin percentage	68%	68%	69%
Equipment revenue	2,703	1,954	1,992
Cost of products	(6,965)	(5,545)	(4,859)
Equipment net subsidy	(4,262)	(3,591)	(2,867)
Equipment net subsidy percentage	(158)%	(184)%	(144)%
Selling, general and administrative expense	(8,813)	(8,659)	(10,047)
Wireless segment earnings	$4,531	$5,198	$6,776
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
Retail comprises those subscribers to whom Sprint directly provides wireless services on our networks or networks we utilize through MVNO relationships, such as our relationship with Clearwire, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $391 million, or 2%, in 2010 as compared to 2009 and decreased $2.2 billion, or 8% in 2009 as compared to 2008. The increase in retail service revenue was primarily driven by attracting subscribers to the Company's National Boost Monthly Unlimited prepaid plan in addition to service revenue related to the subscribers acquired through our fourth quarter 2009 acquisitions of Virgin Mobile and iPCS. This increase in retail service revenue was partially offset by a decrease in postpaid service revenue driven by a reduction in the Company's average number of postpaid subscribers of approximately 1.4 million, or 4%, in 2010 as compared to 2009. The majority of the decline in 2009 as compared to 2008 is primarily due to a decrease in postpaid service revenue driven by a reduction in the Company's average number of postpaid subscribers of approximately 4.1 million, or 11%, for the year ended December 31, 2009 partially offset by an increase in prepaid revenue primarily driven by attracting subscribers to the Company's National Boost Monthly Unlimited prepaid plan.

Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships, such as our relationship with Clearwire, and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues, in total, decreased $329 million, or 60%, for 2010 as compared to 2009, and $397 million, or 42%, for 2009 as compared to 2008. The majority of the decrease in 2010 as compared to 2009 was due to the transfer of 5.4 million subscribers from wholesale and affiliates into postpaid and prepaid classifications as a result of the fourth quarter 2009 acquisitions of Virgin Mobile and iPCS. The remaining decline in 2010 as compared to 2009 was primarily due to losses from two of our large MVNOs throughout 2009 in addition to lower revenues received from services provided through our machine-to-machine initiative. The decrease in 2009 as compared to 2008 was primarily due to losses from two of our large MVNOs during 2009. Approximately 41% of our wholesale and affiliate subscribers represent a growing number of devices that utilize our network under our machine-to-machine initiative. These devices generate revenue from non-contract usage which varies depending on the machine-to-machine service being utilized. Average revenue per subscriber for our open-device machine-to-machine services is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.

Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and average revenue per subscriber for the years ended December 31, 2010, 2009 and 2008. Additional information about the number of subscribers, net additions to subscribers, average monthly service revenue per subscriber and average rates of monthly postpaid and prepaid customer churn for each quarter since the first quarter 2008 may be found in the table on the following page.

	Year Ended December 31,
	2010	2009	2008
	(subscribers in thousands)
Average postpaid subscribers(1)	33,249	34,640	38,752
Average prepaid subscribers(1)	11,272	5,313	4,135
Average monthly service revenue per subscriber(2):
Postpaid	$55	$56	$56
Prepaid	28	33	30
Average retail	48	53	53
 ________
(1)    Average subscribers include subscribers acquired through business combinations prospectively from the date of acquisition. Average subscribers for the years ended December 31, 2010 and 2009 are inclusive of prepaid and postpaid subscribers acquired through our 2009 business combinations of Virgin Mobile and iPCS, which were previously included within wholesale and affiliate subscribers. In addition, average prepaid subscribers for the same periods are exclusive of 49,000 subscribers transferred to wholesale and affiliates as a result of a sale and transfer of customers to an affiliate in 2010.
(2)    Average monthly service revenue per subscriber is calculated by dividing service revenue by the sum of the average number of subscribers. Changes in average monthly service revenue reflect subscribers who change rate plans, the level of voice and data usage, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.
Average monthly postpaid service revenue per subscriber for 2010 declined slightly as compared to 2009 due to declines in overage revenues resulting from the increased popularity of fixed-rate bundled plans including the Any Mobile AnytimeSM feature. Average monthly retail postpaid service revenue per subscriber was stable for 2009 compared to 2008 as a result of improved retention of higher revenue subscribers on bundled rate plans offset by lower overage and roaming revenues.
Average monthly prepaid service revenue per subscriber for 2010 decreased compared to 2009 due to prepaid subscribers acquired in our fourth quarter 2009 business combination of Virgin Mobile as well as net subscriber additions under our Assurance Wireless brand launched in early 2010, which carry a lower average revenue per subscriber compared to Sprint's other prepaid subscribers. Average monthly prepaid service revenue per subscriber increased during 2009 as compared to 2008 due to higher revenue from our National Boost Monthly Unlimited users combined with more stable average revenue per subscriber from our traditional prepaid users. The lower prepaid average revenue per subscriber and the increased weighting of average prepaid subscribers to total subscribers resulted in a decline in our average retail service revenue per subscriber for 2010 compared to 2009.

The following table shows (a) net additions (losses) of wireless subscribers for the past twelve quarters, excluding subscribers obtained through business combinations, (b) our total subscribers as of the end of each quarterly period, (c) our average monthly post paid and prepaid service revenue per subscriber, and (d) our average rates of monthly postpaid and prepaid customer churn for the past twelve quarters.

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Net additions (losses) (in thousands)
Postpaid(1):
iDEN	(1,067)	(849)	(864)	(856)	(720)	(598)	(530)	(507)	(447)	(364)	(383)	(395)
CDMA(2)	(3)	73	(258)	(249)	(530)	(393)	(271)	3	(131)	136	276	453
Total retail postpaid	(1,070)	(776)	(1,122)	(1,105)	(1,250)	(991)	(801)	(504)	(578)	(228)	(107)	58
Prepaid(3):
iDEN	(543)	(250)	(305)	(264)	764	938	801	483	(44)	(465)	(700)	(768)
CDMA	343	112	(24)	(50)	(90)	(161)	(135)	(48)	392	638	1,171	1,414
Total retail prepaid	(200)	(138)	(329)	(314)	674	777	666	435	348	173	471	646
Wholesale and affiliates	183	13	130	146	394	(43)	(410)	(79)	155	166	280	393
Total Wireless	(1,087)	(901)	(1,321)	(1,273)	(182)	(257)	(545)	(148)	(75)	111	644	1,097
End of period subscribers (in thousands)
Postpaid:
iDEN	12,179	11,330	10,466	9,610	8,890	8,292	7,762	7,255	6,808	6,444	6,061	5,666
CDMA(2)(4)	27,502	27,575	27,317	27,068	26,538	26,145	25,874	26,712	26,581	26,717	26,993	27,446
Total retail postpaid	39,681	38,905	37,783	36,678	35,428	34,437	33,636	33,967	33,389	33,161	33,054	33,112
Prepaid:
iDEN	3,552	3,302	2,997	2,733	3,497	4,435	5,236	5,719	5,675	5,210	4,510	3,742
CDMA(4)	826	938	914	864	774	613	478	4,969	5,361	5,999	7,121	8,535
Total retail prepaid	4,378	4,240	3,911	3,597	4,271	5,048	5,714	10,688	11,036	11,209	11,631	12,277
Wholesale and affiliates(4)	8,701	8,714	8,844	8,990	9,384	9,341	8,931	3,478	3,633	3,799	4,128	4,521
Total Wireless	52,760	51,859	50,538	49,265	49,083	48,826	48,281	48,133	48,058	48,169	48,813	49,910
Average monthly service revenue per subscriber
Retail Postpaid	$56	$56	$56	$56	$56	$56	$56	$55	$55	$55	$55	$55
Retail Prepaid	$29	$30	$31	$30	$31	$34	$35	$31	$27	$28	$28	$28
Monthly customer churn rate(5)
Retail postpaid	2.45%	1.98%	2.15%	2.16%	2.25%	2.05%	2.17%	2.11%	2.15%	1.85%	1.93%	1.86%
Retail prepaid	9.93%	7.36%	8.16%	8.20%	6.86%	6.38%	6.65%	5.56%	5.74%	5.61%	5.32%	4.93%
________
(1)     Postpaid subscriber net additions by platform (iDEN and CDMA) have been modified for all periods presented to include subscribers that migrated between network technologies, which were previously excluded. This change in presentation of previously reported amounts had no effect on total retail postpaid net additions or other subscriber related performance metrics in any prior periods and better reflects Sprint's trend of subscriber activity by network technology.
(2)     Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.
(3)     In the first quarter 2009, Boost Monthly Unlimited was launched on iDEN. In the first quarter 2010, Boost Monthly Unlimited was launched on CDMA.
(4)     Reflects the transfer of 4,539,000 Prepaid and 835,000 Postpaid subscribers from Wholesale and affiliates as a result of the business combinations completed in the fourth quarter 2009 as well as the third quarter 2010 transfer of 49,000 Wholesale and affiliates subscribers from Prepaid as a result of a sale and transfer of customers to an affiliate.
(5)    Churn is calculated by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For postpaid accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Postpaid and Prepaid churn consist of both voluntary churn, where the subscriber makes his or her own determination to cease being a customer, and involuntary churn, where the customer's service is terminated due to a lack of payment or other reasons.

Retail Postpaid Subscribers—We lost 855,000 net postpaid subscribers during 2010 as compared to losing 3.5 million and 4.1 million net postpaid subscribers during 2009 and 2008, respectively. Our improvement in net postpaid subscriber losses year over year can be attributed to our improvements in retail postpaid gross adds and lower postpaid churn resulting from simplified and value-driven bundled offers, a more competitive device line-up, as well as our continued improvements in overall customer experience and customer care satisfaction.
Retail Prepaid Subscribers—We added approximately 1.6 million net prepaid subscribers during 2010 as compared to adding 2.6 million and losing 981,000 net prepaid subscribers in 2009 and 2008, respectively. Our net prepaid subscriber additions in 2010 were principally driven by net additions from the Assurance Wireless and Boost Mobile brands, partially offset by net losses associated with the Virgin Mobile brand including a transfer of 49,000 subscribers from prepaid to wholesale and affiliates as a result of a sale and transfer of customers to an affiliate. Our net prepaid subscriber additions in 2009 as compared to losses in 2008 were principally driven by the Boost Monthly Unlimited plan. Prepaid subscribers are generally deactivated between 60 days and up to 150 days from the date of activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs. Retention offers to these targeted subscribers remained consistent as a percentage of our total prepaid subscriber base during 2010.
Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in affiliate territories and a growing portion of subscribers from our machine-to-machine initiative primarily representing devices that utilize our network. During 2010, wholesale and affiliate subscriber additions were 994,000 resulting in approximately 4.5 million wholesale and affiliate subscribers as of December 31, 2010, compared to approximately 3.5 million and 9.0 million wholesale and affiliate subscribers as of December 31, 2009 and 2008, respectively. The increase in the wholesale subscriber base was primarily due to subscriber additions in other MVNO relationships during 2010. The decrease from 2008 to 2009 was primarily due to subscribers transferred to postpaid and prepaid as result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS. Of the remaining 4.5 million subscribers included in wholesale and affiliate, approximately 41% represent machine-to-machine activities such as e-readers, in-vehicle devices and telematics. Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 959,000 subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue.
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
Cost of services decreased $96 million, or 1%, in 2010 compared to 2009, primarily reflecting a decline in service and repair costs by focusing on device repairs and refurbishment rather than utilizing new devices, a decline in long distance network costs as a result of lower market rates as well as a decline in payments to third party vendors providing premium services as a result of changing from usage based payments to flat rates. This decline was partially offset by increased roaming due to higher data usage and an increase in license fees as a result of the continued growth in smartphone devices, which carry higher fees. Cost of services decreased $361 million, or 4%, in 2009 as compared to 2008 primarily reflecting a decline in labor, outside services and maintenance costs consistent with the Company's cost cutting efforts, as well as a decline in network costs associated with fewer subscribers.

Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user customer. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of devices and accessories also includes order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue increased $749 million, or 38%, in 2010 compared to 2009 and cost of devices increased $1.4 billion, or 26%, in 2010 compared to 2009. The increase in both equipment revenue and cost of devices is primarily due to an increase in the number of postpaid devices sold with a greater mix of devices that have a higher average sales price and cost, as well as an increase in the number of prepaid devices sold. Equipment revenue decreased $38 million, or 2%, in 2009 compared to 2008 primarily due to declining average sales prices for devices with higher functionality as a result of competitive and economic pressures, partially offset by an increase in the number of lower priced prepaid devices sold in 2009 as compared to 2008. Cost of devices increased $699 million, or 15%, in 2009 compared to 2008, primarily due to our mix of devices sold reflecting a greater mix of postpaid devices sold with a higher functionality and an increase in the number of devices sold.
Selling, General and Administrative Expense
Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, strategic planning and technology and product development.
Sales and marketing expense increased $322 million, or 7%, in 2010 from 2009 as compared to a decrease of $273 million, or 6%, in 2009 from 2008. The increase in sales and marketing expenses for the year ended December 31, 2010 is primarily due to the additional costs associated with our increase in subscriber gross additions combined with incremental costs associated with our business combinations in the fourth quarter 2009, offset by a decline in marketing expenditures related to our cost cutting initiatives. The decline in sales and marketing expenses for the year ended December 31,  2009 is primarily due to a decline in gross subscriber additions compared to 2008 and a decline in labor related costs due to our workforce and cost reduction activities.
General and administrative costs decreased $203 million, or 5%, in 2010 from 2009 and $1.1 billion, or 22%, in 2009 from 2008. The decline in general and administrative costs for the year ended December 31, 2010 reflects a reduction in customer care costs and minor continued effects of workforce reductions and cost cutting initiatives announced in 2009 offset by increases as a result of the fourth quarter 2009 business combinations of Virgin Mobile and iPCS in addition to an increase in bad debt expense. The decline in general and administrative costs for the year ended December 31, 2009 is primarily due to reductions in customer care costs, the decrease in employee related costs as part of our cost cutting initiatives and lower bad debt expense. Customer care costs decreased $87 million in 2010 as compared to 2009 and $363 million in 2009 as compared to 2008. The improvement in customer care costs is largely attributable to customer care quality initiatives launched in 2008 that have resulted in a reduction in calls per subscriber by 39% from 2007 peak levels which allowed for a reduction of 19 call centers in 2009 and 11 call centers in 2008. Employee related costs in 2010 were consistent with 2009 and costs decreased approximately $536 million in 2009 as compared to 2008, due to workforce reductions announced in January and November 2009. Bad debt expense was $423 million for the year ended December 31, 2010 representing a $31 million increase, as compared to bad debt expense of $392 million in 2009. The increase in bad debt expense primarily reflects 2009 reductions in allowances for bad debt due to increased rates of recovery. For the year ended December 31, 2009, bad debt expense decreased $240 million as compared to bad debt expense of $632 million in 2008. The improvement in bad debt expense resulted from lower rates of uncollectibility during the period, as well as lower estimated uncollectible accounts in outstanding accounts receivable. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to credit policies established for subscribers and analysis of historical collection experience. Our mix of prime postpaid subscribers to total postpaid subscribers remained flat at 84% as of December 31, 2010 and 2009, respectively.

Segment Earnings - Wireline
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue, and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and internet service providers. For 2011, we expect wireline service gross margin to decline by approximately $200 to $250 million to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. This decline in wireline service gross margin related to intercompany pricing will not affect Sprint's consolidated results of operations as our Wireless segment will benefit from an equivalent reduction in cost of service. The following table provides an overview of the results of operations of our Wireline segment for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
Wireline Earnings	2010	2009	2008
	(in millions)
Voice	$2,249	$2,563	$3,079
Data	519	662	959
Internet	2,175	2,293	2,148
Other	97	111	146
Total net service revenue	5,040	5,629	6,332
Cost of services and products	(3,319)	(3,663)	(4,192)
Service gross margin	1,721	1,966	2,140
Service gross margin percentage	34%	35%	34%
Selling, general and administrative expense	(631)	(745)	(965)
Wireline segment earnings	$1,090	$1,221	$1,175
Wireline Revenue
Voice Revenues
Voice revenues decreased $314 million, or 12%, in 2010 as compared to 2009 and decreased $516 million, or 17%, in 2009 as compared to 2008. The 2010 and 2009 decreases were primarily driven by volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 33% of total voice revenues in 2010 as compared to 31% in 2009 and 26% in 2008.
Data Revenues
Data revenues reflect sales of data services, including ATM, frame relay and managed network services. Data revenues decreased $143 million, or 22%, in 2010 as compared to 2009 and decreased $297 million, or 31%, in 2009 as compared to 2008 due to declines in frame relay and asynchronous transfer mode (ATM) services as subscribers migrated to IP-based technologies. Data revenues generated from the provision of services to the Wireless segment represented 27% of total data revenue in 2010 as compared to 19% in 2009 and 13% in 2008.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP and SIP. Internet revenues decreased $118 million, or 5%, in 2010 from 2009 as compared to an increase of $145 million, or 7%, in 2009 from 2008. The 2010 decrease was due to a decline in new IP customers with lower market rates as a result of increased competition. The 2009 increase was due to higher IP revenues as business subscribers were increasing requirements to support wireless customer's data traffic, in addition to revenue growth in cable VoIP, which experienced a 15% increase in subscribers in 2009 as compared to 2008. Internet revenues generated from the provision of services to the Wireless segment represented 10% of total Internet revenues in 2010 as compared to 11% in 2009 and 9% in 2008. Some MSO's are in the process of in-sourcing their digital voice products for which the transition and associated revenue reductions will occur over the next several years with a decrease of approximately $200 million to occur in 2011.

Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment (CPE), decreased $14 million, or 13% in 2010 as compared to 2009 and $35 million, or 24%, in 2009 as compared to 2008 as a result of fewer projects in 2010 and 2009.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $344 million, or 9%, in 2010 from 2009 and $529 million, or 13%, in 2009 from 2008. The decrease in 2010 and 2009 is primarily due to declining voice volumes and a shift in mix to lower cost products as a result of the migration from data to IP-based technologies. Service gross margin percentage increased from 34% in 2008 to 35% in 2009 and decreased back to 34% in 2010. The increase from 2008 to 2009 was primarily due to revenue growth in our cable VoIP business and a decrease in costs of services and products offset by a decrease in voice revenue. The decrease from 2009 to 2010 was as a result of a decrease in net service revenue offset by a decrease in costs of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $114 million, or 15%, in 2010 as compared to 2009 and $220 million, or 23% in 2009 as compared 2008. The decreases were primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net services revenue was 13% in 2010 and 2009 and 15% in 2008.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Net cash provided by operating activities	$4,815	$4,891	$6,179
Net cash used in investing activities	(2,556)	(3,844)	(4,250)
Net cash used in financing activities	(905)	(919)	(484)
Operating Activities
Net cash provided by operating activities of $4.8 billion in 2010 decreased $76 million from the same period in 2009 primarily due to a $196 million decrease in cash received from our subscribers resulting from a decline in our postpaid subscriber customer base, an increase of $217 million in cash paid to our suppliers and employees, and an increase of $36 million in cash paid for interest. These were partially offset by an increase of $170 million in cash received for income tax refunds. Net cash provided by operating activities for 2009 also includes a cash payment of $200 million resulting from a contribution to the Company pension plan.
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
Net cash provided by operating activities for 2008 is net of cash used for operating activities of approximately $300 million that related to our operations that were contributed to Clearwire in November 2008.
Investing Activities
Net cash used in investing activities for 2010 decreased by $1.3 billion from 2009, due to a decrease of $300 million in purchases of short-term investments and a decrease of $132 million in expenditures related to FCC licenses as determined by specific operations requirements of the Report and Order. These decreases were partially offset by reduced proceeds from sales and maturities of short-term investments of $418 million and increased capital expenditures of $332 million to add coverage and capacity to our wireless networks. Sprint also increased its investment in Clearwire by $1.1 billion and acquired iPCS and Virgin Mobile for $560 million in 2009, which resulted in the remaining decline in 2010 as compared to 2009.
Net cash used in investing activities for 2009 decreased by $406 million from 2008, primarily due to an increase of $369 million in proceeds from short-term investments and a decrease in capital expenditures of $2.3 billion in 2009 as compared to 2008 mainly due to fewer cell sites built in 2009, fewer IT and network development projects and costs incurred related to the build-up of WiMAX in 2008 that are no longer being incurred in 2009 due to the close of the transaction with Clearwire in November 2008. The decreases were offset by increased purchases of $599 million in short-term investments, a $1.1 billion increase of Sprint's investment in Clearwire and $560 million used to acquire Virgin Mobile and iPCS in the fourth quarter 2009.
Net cash used in investing activities for 2008 include expenditures of approximately $600 million related to capital assets and FCC licenses that were contributed to Clearwire in November 2008.
Financing Activities
Net cash used in financing activities was $905 million during 2010 compared to net cash used by financing activities of $919 million in 2009. Activities in 2010 included a $750 million debt payment in June 2010 and a $51 million payment for debt financing costs associated with our new revolving credit facility. In addition, in the fourth quarter 2010, we exercised an option to terminate our relationship with a variable interest entity, which resulted in the repayment of financing, capital lease and other obligations of $105 million.
Net cash used in financing activities was $919 million during 2009 as compared to net cash used in financing activities of $484 million in 2008. Activities in 2009 include debt repayments of $600 million of senior notes in May 2009, the early redemption of $607 million of our convertible senior notes in September 2009, and a $1.0 billion payment on our revolving bank credit facility in November 2009 offset by the issuance of $1.3 billion of senior notes in August 2009.
Net cash used in financing activities was $484 million during 2008. Activities in 2008 include the draw-down of $2.5 billion under our revolving bank credit facility in February 2008, the net proceeds from the financing obligation with TowerCo Acquisition LLC related to a sale and subsequent leaseback of multiple tower locations in September 2008 of $645 million, and proceeds from the issuance of commercial paper of $681 million, offset by the early redemption of $1.25 billion of our senior notes in June 2008, the extinguishment in September 2008 of $235 million of US Unwired Inc.'s 10% Second Priority Senior Secured Notes due 2012, the extinguishment in September 2008 of $250 million of Alamosa (Delaware), Inc.'s 8.5% Senior Notes due 2012, the repayment of $1.5 billion of our revolving bank credit facility in the third and fourth quarters of 2008 and maturities of commercial paper of $1.1 billion.
We received $8 million, $4 million and $57 million in 2010, 2009 and 2008, respectively, in proceeds from common share issuances, primarily resulting from exercises of employee options.
Liquidity
As of December 31, 2010, our cash, cash equivalents and short-term investments totaled $5.5 billion. On May 21, 2010, we entered into a new $2.1 billion unsecured revolving credit facility that expires in October 2013. This new credit facility replaced the $4.5 billion credit facility that was due to expire in December 2010. As of December 31, 2010, $1.4 billion in letters of credit, including a $1.3 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, were outstanding under our $2.1 billion revolving bank credit facility. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $700 million of borrowing capacity available under our revolving bank credit facility as of December 31, 2010. Accordingly, Sprint's liquidity as of December 31, 2010, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving credit facility was $6.2 billion. In addition, in January 2011, $1.65 billion of Sprint Capital Corporation 7.625% senior notes were repaid upon maturity and we amended $500 million of our $750 million Export Development Canada loan to extend the maturity date from 2012 to 2015.
The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.5 to 1.0. Beginning in April 2012, the ratio will be reduced to 4.25 to 1.0, and further reduced to 4.0 to 1.0 in January 2013. As of December 31, 2010, the ratio was 3.7 to 1.0 as compared to 3.5 to 1.0 as of December 31, 2009 resulting from our decline in adjusted EBITDA. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a margin of between 2.75% and 3.50%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility.
A default under our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. As of December 31, 2010, we own a 54% economic interest in Clearwire. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%, which could eliminate the potential for Clearwire to be considered a subsidiary of Sprint.

Certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. However, we believe the unilateral rights obtained in December significantly mitigate the possibility of an event that would cross-default against Sprint's debt obligations.
We expect to remain in compliance with our covenants through at least the end of 2012, although there can be no assurance that we will do so. Although we expect to improve our postpaid subscriber results, if we do not meet our plan, depending on the severity of the actual subscriber results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
Sprint's current liquidity position makes it likely that we will be able to meet our debt service requirements and other funding needs currently identified through at least the end of 2012 by using our anticipated cash flows from operating activities as well as our cash and cash equivalents on hand. In addition, we also have available the remaining borrowing capacity under our revolving bank credit facility. Nevertheless, if we are unable to continue to reduce the rate of losses of postpaid subscribers, it could have a significant negative impact on cash provided by operating activities and our liquidity in future years.
In determining that we expect to meet our funding needs through at least 2012, we have considered:

•	expenses relating to our operations;

•	anticipated levels of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any contributions we may make to our pension plan;

•	scheduled debt service requirements;

•	any additional investment we may choose to make in Clearwire; and

•	other future contractual obligations and general corporate expenditures.
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
Our ability to fund our capital needs from outside sources is ultimately affected by the overall capacity and terms of the banking and securities markets, as well as our performance and our credit ratings. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable cost of capital.
As of December 31, 2010, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Senior Unsecured Bank Credit Facility	Senior Unsecured Debt	Outlook
Moody's	Baa2	Ba3	Under Review
Standard and Poor's	Not Rated	BB-	Negative
Fitch	BB-	BB-	Negative
Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the public capital markets.
As of December 31, 2010, we had working capital of $2.0 billion compared to $1.8 billion as of December 31, 2009.

CURRENT BUSINESS OUTLOOK
We endeavor to both add new and retain our existing wireless subscribers in order to reverse the net loss in postpaid wireless subscribers that we have experienced. We expect to improve our subscriber trends by continuing to improve the customer experience and through offers which provide value, simplicity and productivity.
Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to forecast with assurance the net retail postpaid subscriber results we will experience during 2011 or thereafter. However, the Company expects postpaid subscriber net additions for the full year 2011 and to improve total wireless subscriber net additions in 2011, as compared to 2010.
Our net subscriber losses have significantly reduced our revenue and operating cash flow. These effects will continue if we do not continue to attract new subscribers and/or reduce our rate of churn. See “Effects on our Wireless Business of Postpaid Subscriber Losses” above for a discussion of how our subscriber trends will impact our segment earnings trends. Also, subscriber losses will further decrease our adjusted EBITDA, as defined by our revolving bank credit facility. Management implemented cost reduction programs designed to decrease our cost structure by reducing our labor and other costs; however, we do not expect that the reduction in costs will fully offset the revenue declines described above.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this report.

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our best estimates as to the amounts and timing of contractual payments as of December 31, 2010. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “—Forward-Looking Statements.”

Future Contractual Obligations	Total	2011	2012	2013	2014	2015	2016 and thereafter
	(in millions)
Senior notes, bank credit facilities and debentures(1)	$30,586	$2,969	$3,914	$2,831	$2,261	$3,007	$15,604
Capital leases and financing obligation(2)	1,748	84	86	87	82	82	1,327
Operating leases(3)	13,392	1,694	1,705	1,576	1,415	1,136	5,866
Purchase orders and other commitments(4)	11,788	7,166	1,925	1,227	589	326	555
Total	$57,514	$11,913	$7,630	$5,721	$4,347	$4,551	$23,352
________________

(1)    Includes principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates. In January 2011, $500 million of our $750 million Export Development Canada loan was amended to extend the maturity date from 2012 to 2015, which is not reflected in the table above.
(2)    Represents capital lease payments including interest and financing obligation related to the sale and subsequent leaseback of multiple tower sites.
(3)    Includes future lease costs related to cell and switch sites, real estate, network equipment and office space.
(4)    Includes service, spectrum, network capacity and other executory contracts. Excludes blanket purchase orders in the amount of $44 million. See below for further discussion.
“Purchase orders and other commitments” include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. Amounts actually paid under some of these “other” agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include hours contracted, subscribers and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes about $44 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $228 million as of December 31, 2010. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.
The table above does not include remaining costs to be paid in connection with the fulfillment of our obligations under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. The total minimum cash obligation for the Report and Order is $2.8 billion. From the inception of the program through December 31, 2010, we have incurred approximately $2.8 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.4 and $3.7 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

OFF-BALANCE SHEET FINANCING
We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Sprint's more critical accounting policies include those related to the basis of presentation, allowance for doubtful accounts, valuation and recoverability of our equity method investment in Clearwire, valuation and recoverability of long-lived assets, evaluation of goodwill and indefinite-lived assets for impairment, and accruals for taxes based on income. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with Sprint's Board of Directors. Sprint's significant accounting policies are summarized in the Notes to the Consolidated Financial Statements.
Basis of Presentation
The consolidated financial statements include the accounts of Sprint and its consolidated subsidiaries. Investments where Sprint maintains majority ownership, but lacks full decision making ability over all major issues, are accounted for using the equity method. Governance for Sprint's major unconsolidated investment, Clearwire, is based on Clearwire board representation for which Sprint does not have a majority vote.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses that result from failure of our subscribers to make required payments. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base, estimated proceeds from future bad debt sales and other qualitative considerations. To the extent that actual loss experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. A 10% change in the amount estimated to be uncollectible would result in a corresponding change in bad debt expense of about $19 million for the Wireless segment and $1 million for the Wireline segment.
Valuation and Recoverability of our Equity Method Investment in Clearwire
We assess our equity method investment for other-than-temporary impairment when indicators such as decline in quoted prices in active markets indicate a value below the carrying value of our investment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of decline in market prices; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer, specific events, and other factors. Sprint's assessment that an investment is not other-than-temporarily impaired could change in the future due to changes in facts and circumstances.
Sprint owns a 54% ownership interest in Clearwire for which the carrying value as of December 31, 2010 was $3.1 billion while the value of such investment based on Clearwire's closing stock price was $2.7 billion. Sprint's ability to recover the carrying value of its investment depends, in part, upon Clearwire's ability to obtain sufficient funding to support its operations and its ability to successfully develop, deploy, and maintain its 4G network. A decline in the estimated fair value of Clearwire that would be deemed to be other-than-temporary could result in a material impairment to the carrying value of our investment. We do not intend to sell our 54% economic interest in the foreseeable future, and recoverability of our equity investment is not affected by short-term fluctuations in Clearwire's stock price. Accordingly, we expect to fully recover the carrying value of our investment in Clearwire.
Valuation and Recoverability of Long-lived Assets
Long-lived assets consist primarily of property, plant and equipment and intangible assets subject to amortization. Changes in technology or in our intended use of these assets, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.
Property, plant and equipment are generally depreciated on a straight-line basis over estimated economic useful lives. Certain network assets are depreciated using the group life method. Depreciable life studies are performed periodically to confirm the appropriateness of depreciable lives for certain categories of property, plant and equipment. These studies take into account actual usage, physical wear and tear, replacement history and assumptions about technology evolution. When these factors indicate that an asset's useful life is different from the previous assessment, we depreciate the remaining book values prospectively over the adjusted remaining estimated useful life. Depreciation rates for assets using the group life method are revised periodically as required under this method. Changes made as a result of depreciable life studies and rate changes generally do not have a material effect on depreciation expense.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived asset groups were determined based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the estimated fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. During 2010, we analyzed long-lived assets in our Wireless segment for recoverability and, based on our estimate of undiscounted cash flows, determined the carrying value to be recoverable. Our estimate of undiscounted cash flows exceeded the carrying value of these assets by more than 10%. If we continue to have operational challenges, including obtaining and retaining subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our wireless asset group, and we could record asset impairments that are material to Sprint's consolidated results of operations and financial condition.
In addition to the analyses described above, certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development, are periodically assessed to determine recoverability. Network equipment and cell site development costs are expensed whenever events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management's strategic network plans and will not be deployed. Software development costs are expensed when it is no longer probable that the software project will be deployed. Network equipment that has been removed from the network is also periodically assessed to determine recoverability. If we continue to have challenges retaining subscribers and as we continue to assess the impact of rebanding the iDEN network, management may conclude in future periods that certain CDMA and iDEN assets will never be either deployed or redeployed, in which case non-cash charges that could be material to our consolidated financial statements would be recognized.
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
We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could result in an impairment that could be material to our consolidated financial statements.
The determination of the estimated fair value of the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, transactions within the wireless industry and related control premiums, discount rate, terminal growth rates, operating income before depreciation and amortization (OIBDA) and capital expenditures forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. The merits of each significant assumption, both individually and in the aggregate, used to estimate the fair value of a reporting unit are evaluated for reasonableness.
FCC licenses and our Sprint and Boost Mobile trademarks have been identified as indefinite-lived intangible assets, in addition to goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. When required, Sprint assesses the recoverability of other indefinite-lived intangibles, including FCC licenses which are carried as a single unit of accounting. In assessing recoverability of FCC licenses, we estimate the fair value of such licenses using the Greenfield direct value method, which approximates value through estimating the discounted future cash flows of a hypothetical start-up business. Assumptions key in estimating fair value under this method include, but are not limited to, capital expenditures, subscriber activations and deactivations, market share achieved, tax rates in effect and discount rate. A one percent decline in our assumed revenue growth rate used to estimate terminal value, a one percent decline in our assumed net cash flows or a one percent adverse change in any of the key assumptions referred to above would not result in an impairment of our FCC licenses as of the most recent testing date. A decline in the estimated fair value of FCC licenses of approximately 20% also would not result in an impairment of the carrying value.
Accruals for Taxes Based on Income
Uncertainties exist with respect to interpretation of complex U.S. federal and state tax regulations. Management expects that Sprint's interpretations will prevail. Also, Sprint has recognized deferred tax benefits relating to its future utilization of past operating losses. Sprint believes it is more likely than not that the amounts of deferred tax assets in excess of the related valuation allowances will be realized.
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
The accounting estimates related to the liability for unrecognized tax benefits require us to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. These estimates are updated based on the facts, circumstances and information available. We are also required to assess at each annual reporting date whether it is reasonably possible that any significant increases or decreases to the unrecognized tax benefits will occur during the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative literature regarding Amendments to FASB Interpretation No. 46(R), which changes various aspects of accounting for and disclosures of interests in variable interest entities, and Accounting for Transfers of Financial Assets, which was issued in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance was effective beginning in January 2010 and did not have a material effect on our consolidated financial statements.
In September 2009, the FASB modified the accounting for Multiple-Deliverable Revenue Arrangements and Certain Revenue Arrangements that Include Software Elements. These modifications alter the methods previously required for allocating consideration received in multiple-element arrangements to require revenue allocation based on a relative selling price method, including arrangements containing software components and non-software components that function together to deliver the product's essential functionality. These modifications will be effective prospectively for the fiscal year ending December 31, 2011 and are not expected to have a material effect on our consolidated financial statements.
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
In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The disclosure requirements effective for the fiscal year ending December 31, 2010 did not have a material effect on our consolidated financial statements. The requirements effective for the first fiscal quarter of 2011 are not expected to have a material effect on our consolidated financial statements.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to attract and retain subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

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

•
the ability to generate sufficient cash flow to fully implement our network modernization plan to improve and enhance our networks and service offerings, implement our business strategies and provide competitive new technologies;

•	the effective implementation of our network modernization plan, Network Vision, including timing, technologies, and costs;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•
the impact of unrelated parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide devices or infrastructure equipment for our CDMA network, or Motorola's ability or willingness to provide related devices, infrastructure equipment and software applications for our iDEN network;

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

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•	other risks referenced from time to time in this report, including in Part I, Item 1A “Risk Factors” and other filings of ours with the SEC.
The words “may,” “could,” “estimate,” “project,” “forecast,” “intend,” “expect,” “believe,” “target,” “plan,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance and operating results. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

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
Derivative instruments are primarily used for hedging and risk management purposes. Hedging activities may be done for various purposes, including, but not limited to, mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through stringent credit approval and review processes, credit support agreements, continual review and monitoring of all counterparties, and thorough legal review of contracts. Exposure to market risk is controlled by regularly monitoring changes in hedge positions under normal and stress conditions to ensure they do not exceed established limits.

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
About 86% of our debt as of December 31, 2010 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $27 million on our consolidated statements of operations and cash flows for the year ended December 31, 2010. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause a $751 million increase in the fair market value of our debt to $20.8 billion.
Foreign Currency Risk
We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $7 million and the net foreign currency receivables from international operations were $4 million as of December 31, 2010. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.
Equity Risk
We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and industries in which the companies operate. These securities, which are classified in investments on the consolidated balance sheets, primarily include equity method investments, such as our investment in Clearwire and available-for-sale securities.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-K, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2010 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. This report appears on page F-2.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Proposal 1. Election of Directors—Nominees for Director,” “Board Committees and Director Meetings—The Audit Committee” and “Board Committees and Director Meetings—The Nominating and Corporate Governance Committee” in our proxy statement relating to our 2011 annual meeting of shareholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this report under “Executive Officers of the Registrant.” The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption “Executive Officers of the Registrant.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2011 annual meeting of shareholders, which will be filed with the SEC.
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
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Compensation of Directors,” “Executive Compensation,” “Board Committees and Director Meetings—Compensation Committee—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement relating to our 2011 annual meeting of shareholders, which will be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2011 annual meeting of shareholders, which will be filed with the SEC.
Compensation Plan Information
Currently we sponsor two active equity incentive plans, the 2007 Omnibus Incentive Plan (2007 Plan) and our Employee Stock Purchase Plan (ESPP). We also sponsor the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP). Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, will determine the terms of each award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

The following table provides information about the shares of Series 1 common stock that may be issued upon exercise of awards as of December 31, 2010.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders of Series 1 common stock	80,255,833	(1)(2)	$10.67	(3)	255,471,594	(4)(5)(6)(7)
Equity compensation plans not approved by shareholders of Series 1 common stock	3,455,196	(8)	13.18		—
Total	83,711,029				255,471,594
  ________
(1)    Includes 45,387,515 shares covered by options and 11,080,761 restricted stock units under the 2007 Plan, 11,836,878 shares covered by options and 41,607 restricted stock units outstanding under the 1997 Program and 10,962,599 shares covered by options outstanding under the MISOP. Also includes purchase rights to acquire 946,473 shares of common stock accrued at December 31, 2010 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 95% of the market value on the last business day of the offering period.
(2)    Included in the total of 80,255,833 shares are 11,080,761 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.
(3)    The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 946,473 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $4.00 for each share.
(4)    Of these shares, 174,048,741 shares of common stock were available under the 2007 Plan. Through December 31, 2010, 104,263,797 cumulative shares came from the 1997 Program, the Nextel Plan and the MISOP.
(5)    Includes 81,422,853 shares of common stock available for issuance under the ESPP after issuance of the 946,473 shares purchased in the fourth quarter 2010 offering. See note 1 above.
(6)    No new awards may be granted under the 1997 Program or the Nextel Plan.
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
(8)    Consists of 3,455,196 options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Election of Directors—Independence of Directors” in our proxy statement relating to our 2011 annual meeting of shareholders, which will be filed with the SEC.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in our proxy statement relating to our 2011 annual meeting of shareholders, which will be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
1.    The consolidated financial statements of Sprint Nextel Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.
2.    The consolidated financial statements of Clearwire Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.
3.    The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	8/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel Corporation's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	8/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders' Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	2/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/2/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	2/3/1999

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Material Agreements:

10.1	Registration Rights Agreement, dated as of November 23, 1998, among Sprint Corporation, TCI Telephony Services, Inc., Cox Communications, Inc. and Comcast Corporation	S-3/A	333-64241	10.2	1/22/1999

10.2.1***	Letter Agreement between Motorola, Inc. and Nextel, dated November 4, 1991	S-1	33-43415	10.47	11/15/1991

10.2.2***	iDEN Infrastructure Supply Agreement between Motorola and Nextel, dated April 13, 1999	10-Q	000-19656	10.2	8/16/1999

10.2.3***	Term Sheet for Subscriber Units and Services Agreement, dated December 31, 2003 between Nextel and Motorola	10-Q	000-19656	10.1.2	5/10/2004

10.2.4	Second Extension Amendment to the iDEN Infrastructure 5 Year Supply Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.	10-K	001-04721	10.1.20	3/11/2005

10.2.5***	Amendment Seven to the Term Sheet for Subscriber Units and Services Agreement, dated December 14, 2004, between Motorola, Inc. and Nextel Communications, Inc.	10-K	001-04721	10.1.21	3/11/2005

10.2.6	Amendment Twenty-Seven to the Term Sheet for Subscriber Units and Services Agreement between Nextel Communications, Inc. and Motorola, Inc., effective January 1, 2010.					*

10.3	Credit Agreement, dated as of May 21, 2010, among Sprint Nextel Corporation, as Borrower, the lenders named therein, and JPMorgan Chase Bank, N. A., as Administrative Agent.	8-K	001-04721	10.1	5/24/2010

10.4.1	Voting Agreement, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Covina Holdings Limited and Cortaire Limited	8-K	001-04721	10.1	7/28/2009

10.4.2	Voting Agreement, dated as of July 27, 2009, by and among Sprint Nextel Corporation and SK Telecom Co., Ltd.	8-K	001-04721	10.2	7/28/2009
(10) Executive Compensation Plans and Arrangements:

10.5	Summary of 2010 Short-Term Incentive Plan	8-K	001-04721		3/3/2010

10.6	Amended Summary of 2010 Short-Term Incentive Plan	8-K/A	001-04721		7/8/2010

10.7	Summary of 2009 Short-Term Incentive Plan	8-K	001-04721		1/26/2009

10.8	Amended Summary of 2009 Short-Term Incentive Plan	8-K	001-04721		8/5/2009

10.9	Summary of First Quarter 2008 Short-Term Incentive Plan	8-K	001-04721		2/15/2008

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
10.10	Summary of Second, Third and Fourth Quarters 2008 Short-Term Incentive Plan	8-K	001-04721		2/15/2008

10.11	Sprint Nextel Short-Term Incentive Plan	10-K	001-04721	10.4	3/7/2006

10.12	Sprint Nextel 2006-2007 Integration Overachievement Plan	8-K	001-04721	10.1	2/22/2006

10.13	Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended	10-K	001-04721	10.9	2/27/2009

10.14	Form of 2004 Award Agreement (awarding stock options and restricted stock units) with Executive Officers	10-Q	001-04721	10(b)	11/9/2004

10.15	Form of 2004 Award Agreement (awarding restricted stock units ) with Directors	10-Q	001-04721	10(c)	11/9/2004

10.16	Form of 2005 Award Agreement (awarding restricted stock units) with Directors	8-K	001-04721	10.2	2/14/2005

10.17	Form of 2005 Award Agreement (awarding stock options and restricted stock units) with Executive Officers	10-K	001-04721	10(ff)	3/11/2005

10.18	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for non-employee directors of Sprint Nextel	8-K	001-04721	10.1	6/16/2006

10.19	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for the executive officers with Nextel employment agreements	8-K	001-04721	10.4	6/16/2006

10.20	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for 2006 for executive officers	8-K	001-04721	10.5	6/16/2006

10.21	Form of Award Agreement for Restricted Stock Unit Awards under the 1997 Long-Term Stock Incentive Program for retention awards made to certain executive officers	8-K	001-04721	10.2	7/27/2006

10.22	Summary of 2010 Long-Term Incentive Plan	8-K	001-04721		3/22/2010

10.23	Summary of 2009 Long-Term Incentive Plan	8-K	001-04721		1/26/2009

10.24	Summary of 2008 Long-Term Incentive Plan	8-K	001-04721		3/25/2008

10.25	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Incentive Program for 2007 for executive officers with Nextel employment agreements	10-K	001-04721	10.25	3/1/2007

10.26	Form of Award Agreement (awarding stock options and restricted stock units) under the 1997 Long-Term Stock Incentive Program for 2007 for other executive officers	10-K	001-04721	10.26	3/1/2007

10.27	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2010

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
10.28	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for all other executive officers (other than Robert H. Brust).	10-Q	001-04721	10.2	5/5/2010

10.29	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements.	10-Q	001-04721	10.3	5/5/2010

10.30	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for all other executive officers (other than Robert H. Brust).	10-Q	001-04721	10.4	5/5/2010

10.31	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for Robert H. Brust.	10-Q	001-04721	10.5	5/5/2010

10.32	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for Robert H. Brust.	10-Q	001-04721	10.6	5/5/2010

10.33	Form of Stock Option Agreement (for certain Nextel Communication Inc. employees under the Stock Option Exchange Program)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.34	Form of Stock Option Agreement (for all other employees under the Stock Option Exchange Program)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.35	Management Incentive Stock Option Plan, as amended	10-K	001-04721	10.22	2/27/2009

10.36	Amended and Restated Employment Agreement, effective December 31, 2008, between Daniel R. Hesse and Sprint Nextel Corporation	8-K	001-04721	10.1	12/19/2008

10.37	First Amendment to Amended and Restated Employment Agreement, effective December 22, 2009, between Robert H. Brust and Sprint Nextel Corporation	8-K	001-04721	10.1	12/23/2009

10.38.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-K	001-04721	10.25.1	2/27/2009

10.38.2	Compensatory Agreement, dated June 11, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-Q	001-04721	10.2	8/6/2008

10.38.3	First Amendment to Amended and Restated Employment Agreement, effective August 5, 2010, between Keith O. Cowan and Sprint Nextel Corporation	8-K	001-04721	10.1	8/3/2010

10.39.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	2/27/2009

10.39.2	Compensatory Agreement, dated June 11, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	8/6/2008

10.39.3	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program	10-Q	001-04721	10.1	8/5/2010

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
10.40.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Steven L. Elfman and Sprint Nextel Corporation	10-K	001-04721	10.27.1	2/27/2009

10.40.2	Litigation Release Arrangement with Steven L. Elfman	10-Q	001-04721	10.1	11/7/2008

10.41	Amended and Restated Employment Agreement, effective December 31, 2008, between Paget L. Alves and Sprint Nextel Corporation	10-K	001-04721	10.28	2/27/2009

10.42	Amended and Restated Employment Agreement, effective December 31, 2008, between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	2/27/2009

10.43	Employment Agreement, effective as of May 20, 2009, between Robert H. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.1	8/4/2009

10.44	Amended and Restated Employment Agreement, effective as of May 31, 2008, between Danny L. Bowman and Sprint Nextel Corporation	10-Q	001-04721	10.4	5/8/2009

10.45	Employment Agreement, dated April 29, 2009, between Matthew Carter and Sprint Nextel Corporation	10-K	001-04721	10.33	2/26/2010

10.46	Employment Agreement, executed December 20, 2010, effective at a future hire date to be determined, between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.47	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.2	5/8/2009

10.48	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.3	5/8/2009

10.49	Sprint Nextel Deferred Compensation Plan, as amended and restated effective May 17, 2006	10-Q	001-04721	10.7	8/9/2006

10.50	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.51	Amended and Restated Centel Directors Deferred Compensation Plan	10-Q	001-04721	10(c)	5/7/2004

10.52	Director's Deferred Fee Plan, as amended	10-K	001-04721	10.37	2/27/2009

10.53	Amended and Restated Sprint Nextel Corporation Change in Control Severance Plan effective as of January 1, 2008	8-K	001-04721	10.1	12/29/2008

10.54.1	Sprint Supplemental Executive Retirement Plan, as amended	10-K/A	001-04721	10(l)	3/5/2002

10.54.2	Summary of Amendments to the Sprint Supplemental Executive Retirement Plan	10-Q	001-04721	10(ee)	11/9/2005

10.55	Retirement Plan for Directors, as amended	10-K	001-04721	10(u)	3/11/1997

10.56	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	3/1/2007

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date
10.57	2007 Omnibus Incentive Plan Amended and Restated on November 5, 2008	10-K	001-04721	10.42	2/27/2009

10.58	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for Non-Employee Directors	10-Q	001-04721	10.10	5/9/2007

10.59	Form of Evidence of Restricted Stock Unit Award under the 2007 Omnibus Incentive Plan for Non-Employee Directors	10-Q	001-04721	10.1	11/9/2007

10.60	Summary of Benefits and Fees for Non-Employee Directors	10-K	001-04721	10.46	2/27/2009

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

21	Subsidiaries of the Registrant					*

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
 ________
*    Filed or furnished herewith.
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
Daniel R. Hesse Chief Executive Officer and President
Date: February 24, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2011.

/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President

/s/ ROBERT H. BRUST
Robert H. Brust Chief Financial Officer

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President, Controller and Principal Accounting Officer

SIGNATURES
SPRINT NEXTEL CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2011.

/s/ JAMES H. HANCE, JR.	/s/ V. JANET HILL
James H. Hance, Jr., Chairman	V. Janet Hill, Director

/s/ ROBERT R. BENNETT	/s/ FRANK IANNA
Robert R. Bennett, Director	Frank Ianna, Director

/S/ GORDON M. BETHUNE	/s/ SVEN-CHRISTER NILSSON
Gordon M. Bethune, Director	Sven-Christer Nilsson, Director

/S/ LARRY C. GLASSCOCK
Larry C. Glasscock, Director	William R. Nuti, Director

/s/ DANIEL R. HESSE	/s/ RODNEY O'NEAL
Daniel R. Hesse, Director	Rodney O'Neal, Director

SPRINT NEXTEL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Sprint Nextel Corporation:
We have audited the accompanying consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2010. We also have audited Sprint Nextel Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Nextel Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We did not audit the financial statements of Clearwire Corporation and its consolidated subsidiary Clearwire Communications, LLC (collectively, “Clearwire”), a 54% owned investee company. Sprint Nextel Corporation's investment in Clearwire at December 31, 2010 was $3.1 billion and its equity in losses from Clearwire was $1.3 billion for the year ended December 31, 2010. The financial statements of Clearwire were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Clearwire, is based solely on the report of the other auditors.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Nextel Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Sprint Nextel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company adopted accounting guidance regarding accounting for business combinations and equity method investments in 2009.

/s/ KPMG LLP
Kansas City, Missouri
February 24, 2011

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$5,173	$3,819
Short-term investments	300	105
Accounts and notes receivable, net	3,036	2,996
Device and accessory inventory	670	628
Deferred tax assets	185	295
Prepaid expenses and other current assets	516	750
Total current assets	9,880	8,593
Investments	3,389	4,624
Property, plant and equipment, net	15,214	18,280
Intangible assets
Goodwill	359	373
FCC licenses and other	20,336	19,911
Definite-lived intangible assets, net	2,009	3,178
Other assets	467	465
	$51,654	$55,424
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,662	$2,267
Accrued expenses and other current liabilities	3,573	3,750
Current portion of long-term debt, financing and capital lease obligations	1,656	768
Total current liabilities	7,891	6,785
Long-term debt, financing and capital lease obligations	18,535	20,293
Deferred tax liabilities	6,802	6,693
Other liabilities	3,880	3,558
Total liabilities	37,108	37,329
Commitments and contingencies
Shareholders' equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.008 and 3.007 billion shares issued, 2.988 and 2.973 billion shares outstanding	6,016	6,015
Paid-in capital	46,841	46,793
Treasury shares, at cost	(227)	(582)
Accumulated deficit	(37,582)	(33,779)
Accumulated other comprehensive loss	(502)	(352)
Total shareholders' equity	14,546	18,095
	$51,654	$55,424
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share amounts)
Net operating revenues	$32,563	$32,260	$35,635
Net operating expenses
Cost of services and products (exclusive of depreciation and amortization included below)	17,492	16,435	16,746
Selling, general and administrative	9,438	9,453	11,355
Severance, exit costs and asset impairments	133	447	835
Goodwill impairment	—	—	963
Depreciation	5,074	5,827	5,964
Amortization	1,174	1,589	2,443
Other, net	(153)	(93)	(29)
	33,158	33,658	38,277
Operating loss	(595)	(1,398)	(2,642)
Other (expense) income
Interest expense	(1,464)	(1,450)	(1,362)
Equity in losses of unconsolidated investments, net	(1,286)	(803)	(145)
Other income, net	46	157	89
	(2,704)	(2,096)	(1,418)
Loss before income taxes	(3,299)	(3,494)	(4,060)
Income tax (expense) benefit	(166)	1,058	1,264
Net loss	$(3,465)	$(2,436)	$(2,796)
Basic and diluted loss per common share	$(1.16)	$(0.84)	$(0.98)
Basic and diluted weighted average common shares outstanding	2,988	2,886	2,863

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Cash flows from operating activities
Net loss	$(3,465)	$(2,436)	$(2,796)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill and asset impairments	125	47	1,443
Depreciation and amortization	6,248	7,416	8,407
Provision for losses on accounts receivable	430	398	652
Share-based compensation expense	70	79	267
Deferred and other income taxes	230	(850)	(1,263)
Equity in losses of unconsolidated investments, net	1,286	803	145
Gains from asset dispositions and exchanges	(69)	(68)	(29)
Contribution to pension plan	—	(200)	—
Gain on previously held non-controlling interest in Virgin Mobile	—	(151)	—
Other changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(473)	26	203
Inventories and other current assets	9	3	342
Accounts payable and other current liabilities	558	(100)	(1,137)
Other, net	(134)	(76)	(55)
Net cash provided by operating activities	4,815	4,891	6,179
Cash flows from investing activities
Capital expenditures	(1,935)	(1,603)	(3,882)
Expenditures relating to FCC licenses	(459)	(591)	(801)
Acquisitions, net of cash acquired	—	(560)	—
Proceeds from equity method investments	—	—	213
Investment in Clearwire	(58)	(1,118)	—
Proceeds from sales and maturities of short-term investments	155	573	204
Purchases of short-term investments	(350)	(650)	(51)
Proceeds from sales and exchanges of assets	101	115	75
Other, net	(10)	(10)	(8)
Net cash used in investing activities	(2,556)	(3,844)	(4,250)
Cash flows from financing activities
Proceeds from debt and financings	—	1,303	3,826
Repayments of debt and capital lease obligations	(862)	(2,226)	(4,367)
Debt financing costs	(51)	—	—
Proceeds from issuance of common shares, net	8	4	57
Net cash used in financing activities	(905)	(919)	(484)
Net increase in cash and cash equivalents	1,354	128	1,445
Cash and cash equivalents, beginning of year	3,819	3,691	2,246
Cash and cash equivalents, end of year	$5,173	$3,819	$3,691
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Comprehensive Income (Loss)	(Accumulated Deficit)/ Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares(1)	Amount		Shares	Amount
Balance, December 31, 2007	2,951	$5,902	$46,711	106	$(2,161)		$(27,896)	$(111)	$22,445
Comprehensive loss
Net loss						$(2,796)	(2,796)		(2,796)
Other comprehensive income (loss), net of tax
Unrecognized net periodic pension and other postretirement benefits						(379)
Foreign currency translation adjustment						(17)
Unrealized holding losses on securities						(31)
Reclassification adjustment for realized gains on securities						14
Other comprehensive loss						(413)		(413)	(413)
Comprehensive loss						$(3,209)
Issuance of common shares, net			5	(12)	218		(164)		59
Gain on deconsolidation of net assets contributed to Clearwire(2)			424						424
Share-based compensation expense			257						257
Other, net			(65)		4				(61)
Balance, December 31, 2008	2,951	$5,902	$47,332	94	$(1,939)		$(30,856)	$(524)	$19,915
Comprehensive loss
Net loss						$(2,436)	(2,436)		(2,436)
Other comprehensive income, net of tax
Unrecognized net periodic pension and other postretirement benefits						140
Foreign currency translation adjustment						18
Unrealized holding gains on securities						14
Other comprehensive income						172		172	172
Comprehensive loss						$(2,264)
Issuance of common shares, net				(20)	491		(487)		4
Share-based compensation expense			78						78
Conversion of series 2 to series 1 common shares	(40)	(80)	(785)	(40)	865
Equity consideration related to Virgin Mobile acquisition	96	193	186						379
Other, net			(18)		1				(17)
Balance, December 31, 2009	3,007	$6,015	$46,793	34	$(582)		$(33,779)	$(352)	$18,095
Comprehensive loss
Net loss						$(3,465)	(3,465)		(3,465)
Other comprehensive loss, net of tax
Unrecognized net periodic pension and other postretirement benefits						(139)
Foreign currency translation adjustment						(8)
Unrealized holding losses on securities						(3)
Other comprehensive loss						(150)		(150)	(150)
Comprehensive loss						$(3,615)
Issuance of common shares, net	1	1	(1)	(14)	355		(347)		8
Share-based compensation expense			59						59
Other, net			(10)				9		(1)
Balance, December 31, 2010	3,008	$6,016	$46,841	20	$(227)		$(37,582)	$(502)	$14,546

(1)    See note 13 for information regarding common shares.
(2)    On November 28, 2008, we recorded a $424 million gain on the deconsolidation of net assets contributed to Clearwire, net of $260 million in related taxes.
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Operations
Sprint Nextel Corporation, including its consolidated subsidiaries, (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. We have organized our operations to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. As a result of the acquisition of Virgin Mobile USA, Inc. (Virgin Mobile) on November 24, 2009 and iPCS, Inc. (iPCS) on December 4, 2009, the operations of Virgin Mobile and iPCS are consolidated prospectively from their respective acquisition dates.
The Wireless segment includes retail and wholesale service revenue from a wide array of wireless mobile telephone and wireless data transmission services and equipment revenue from the sale of wireless devices and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.
The Wireline segment includes revenue from domestic and international wireline voice and data communication services, including services to the cable multiple systems operators that resell our local and long distance service and use our back office systems and network assets in support of their telephone services provided over cable facilities.
Sprint's fourth generation (4G) technology capabilities exist through our mobile virtual network operator (MVNO) relationship with Clearwire Corporation and its consolidated subsidiary, Clearwire Communications LLC (together, "Clearwire") in which we own a 54% economic interest. Clearwire is deploying Worldwide Interoperability for Microwave Access (WiMAX) technology as a new network in markets that we serve. The services supported by this technology give subscribers with compatible devices high-speed access to the Internet and a variety of increasingly sophisticated data services (See note 3).

Note 2.	Summary of Significant Accounting Policies and Other Information
Consolidation Policies and Estimates
The consolidated financial statements include our accounts, those of our wholly owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. All significant intercompany transactions and balances have been eliminated in consolidation. Investments where Sprint maintains majority ownership, but lacks full decision making ability over all major issues, are accounted for using the equity method. Sprint's most significant equity investment is in Clearwire for which Sprint does not have a controlling vote or the ability to control operating and financial policies.
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
Certain prior period amounts have been reclassified to conform to the current period presentation. Subsequent events were evaluated for disclosure through the date on which the financial statements were filed with the Securities and Exchange Commission (SEC).
Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash equivalents generally include highly liquid investments with maturities at the time of purchase of three months or less. These investments may include money market funds, certificates of deposit, U.S. government and government-sponsored debt securities, corporate debt securities, municipal securities, bank-related securities, and credit and debit card transactions in process.

Allowance for Doubtful Accounts
An allowance for doubtful accounts is established sufficient to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectibility of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $437 million, $487 million, and $826 million in 2010, 2009 and 2008, respectively.

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
Investments
Short-term investments are recognized at amortized cost and classified as current assets on the consolidated balance sheets when the original maturities at purchase are greater than three months but less than one year. Certain investments are accounted for using the equity method based on the Company's ownership interest and ability to exercise significant influence. Accordingly, the initial investment is recognized at cost and subsequently adjusted to recognize the Company's share of earnings or losses of the investee in each reporting period subsequent to the investment date.
 Equity method investments are evaluated for other-than-temporary impairment on a regular basis. Other-than-temporary impairment occurs when the estimated fair value of an investment is below the carrying value, and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, among other things, the severity and duration of the decline in value; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the issuer, specific events, and other factors.
Long-Lived Asset Impairment
Sprint evaluates long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset group's carrying amount, an impairment is determined by the excess of the asset group's net carrying value over the estimated fair value. Refer to note 8 for additional information on asset impairments.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development, are periodically assessed to determine recoverability. Network equipment and cell site development costs are expensed whenever events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management's strategic network plans and will not be deployed. Software development costs are expensed when it is no longer probable that the software project will be deployed. Network equipment that has been removed from the network is also periodically assessed to determine recoverability. If we continue to have operational challenges, including obtaining and retaining subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our wireless asset group, and we could record asset impairments that are material to Sprint's consolidated results of operations and financial condition.
During 2010, we assessed the recoverability of the wireless asset group, which includes tangible and intangible long-lived assets subject to amortization as well as indefinite-lived intangible assets. We included cash flow projections from wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the assumed sale of FCC licenses, trademarks and customer relationships. The estimated undiscounted future cash flows of the wireless long-lived assets exceeded their carrying amount and, as a result, no impairment charge was recorded. In addition, we re-assessed the remaining useful lives of these long-lived assets and concluded they were appropriate.

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
Benefit Plans
We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees. As of December 31, 2005, the pension plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 8.5% for 2010. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 50% to U.S. equities; 15% to international equities; 15% to fixed income investments; 10% to real estate investments; and 10% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages by plus or minus 5%.
Investments of the pension plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of December 31, 2010, 60% of the investment portfolio was valued at quoted prices in active markets for identical assets; 25% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 15% was valued using unobservable inputs that are supported by little or no market activity. As of December 31, 2010 and 2009, the fair value of our plan assets in aggregate was $1.3 billion and $1.2 billion, respectively, and the fair value of our projected benefit obligations in aggregate was $1.9 billion and $1.6 billion, respectively. As a result, the plans were underfunded by approximately $600 million and $400 million at December 31, 2010 and 2009, respectively, and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $150 million are expected to be paid during 2011.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive loss," net of tax, including the 2010 and 2009 adjustments of $139 million and $140 million, respectively. The change in the net liability of the plan in 2010 was affected primarily by a decrease in the discount rate, from 6.75% to 6.0%, used to estimate the projected benefit obligation. We intend to make future cash contributions to the pension plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. The Company matched 100% of participants' contributions up to 5% of their eligible compensation in 2008 and 4% of their eligible compensation from January 1, 2009 to March 6, 2009. These fixed matching contributions totaled $32 million and $119 million in 2009 and 2008, respectively. Effective for compensation paid after March 6, 2009 through 2010, the amount of matching contribution is discretionary as determined by the Board of Directors of the Company, based upon a formula related to the profitability of the Company. If such profitability level is attained, the Company could match a percentage of the participant's contributions up to a maximum percentage of their eligible compensation as determined by the Board. For the remainder of 2009, we matched 100% of the participants' contributions up to 1.13% of their eligible compensation in cash, totaling $20 million and for 2010, the amount of the discretionary match was 0.7%, or $9 million.
Revenue Recognition
Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from wholesale operators and third party affiliates (Affiliates), as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, data, text messaging, and premium service usage and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user subscriber. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is universal service fund, which represented about 2% of net operating revenues in 2010, 2009 and 2008.
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
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.4 billion for the year ended December 31, 2010, and $1.5 billion for each of the years ended December 31, 2009 and 2008.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative literature regarding Amendments to FASB Interpretation No. 46(R), which changes various aspects of accounting for and disclosures of interests in variable interest entities, and Accounting for Transfers of Financial Assets, which was issued in order to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance was effective beginning in January 2010 and did not have a material effect on our consolidated financial statements.
In September 2009, the FASB modified the accounting for Multiple-Deliverable Revenue Arrangements and Certain Revenue Arrangements that Include Software Elements. These modifications alter the methods previously required for allocating consideration received in multiple-element arrangements to require revenue allocation based on a relative selling price method, including arrangements containing software components and non-software components that function together to deliver the product's essential functionality. These modifications will be effective prospectively for the fiscal year ending December 31, 2011 and are not expected to have a material effect on our consolidated financial statements.
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
In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The disclosure requirements effective for the fiscal year ending December 31, 2010 did not have a material effect on our consolidated financial statements. The requirements effective for the first fiscal quarter of 2011 are not expected to have a material effect on our consolidated financial statements.
Concentrations of Risk
Motorola Mobility, Inc. and Motorola Solutions, Inc. (collectively, "Motorola") is our sole source for all of the devices we offer under the Nextel brand, except BlackBerry® devices. Although our handset supply agreement with Motorola is structured to provide competitively-priced devices, the cost of iDEN devices is generally higher than devices that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer devices at prices that are attractive to potential subscribers. In addition, the higher cost of iDEN devices requires us to absorb a larger part of the cost of offering devices to new and existing subscribers, which may reduce our growth and profitability. Also, we must rely on Motorola to develop devices capable of supporting the features and services we offer to subscribers of services on our iDEN network and to provide maintenance and support for our iDEN-based infrastructure. A decision by Motorola to discontinue, or the inability of either company to continue, manufacturing, maintaining or supporting our iDEN-based infrastructure and devices could have a material adverse effect on us. Further our ability to complete the spectrum reconfiguration plan in connection with the FCC's Report and Order, described in note 11, is dependent, in part, on Motorola.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investments
The components of investments were as follows:

	December 31,
	2010	2009
	(in millions)
Marketable equity securities	$39	$43
Equity method and other investments	3,350	4,581
	$3,389	$4,624
Marketable equity securities
Investments in marketable equity securities are recognized at fair value and are considered available-for-sale securities. Accordingly, unrealized holding gains and losses on these securities are recognized in accumulated other comprehensive income (loss), net of related income tax. Realized gains or losses are measured and reclassified from accumulated other comprehensive income (loss) into earnings based on identifying the specific investments sold or where an other-than-temporary impairment exists. Gross unrealized holding gains and losses were insignificant for 2010 and 2009.
Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire is part of our long-term plan to participate in the 4G wireless broadband market, and to benefit from Clearwire's entry into that market. Sprint and other investors are offering 4G products utilizing Clearwire's 4G wireless broadband network in available markets.
Sprint holds a 54% non-controlling interest in Clearwire, in the form of 532 million shares of Class B voting common stock (Class B Voting) of Clearwire Corporation and 532 million Class B non-voting common interests (Class B Non-voting) in Clearwire Communications LLC (together, “Class B Common Interests”) for which the carrying value, as of December 31, 2010, totaled $3.1 billion. Each share of Clearwire Corporation Class B Voting, together with one Clearwire Communications LLC Class B Non-voting, is exchangeable for one share of Clearwire Corporation's Class A common stock, a publicly traded security. In addition to Class B Common Interests, as of December 31, 2010, Sprint holds a note receivable from Clearwire with a carrying value of $177 million, a fixed interest rate of 12% and a maturity date of December 2015. The note receivable carrying value as of December 31, 2009 was $175 million. The carrying value of Sprint's Class B Common Interests, together with the carrying value of the note receivable, are included in the line item "Investments" in Sprint's consolidated balance sheet. Equity in losses from Clearwire were $1.3 billion, $803 million and $142 million for the years ended December 31, 2010, 2009 and 2008, respectively. Sprint's losses from its investment in Clearwire consists of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances. Equity in losses of Clearwire for 2009 included a pre-tax dilution loss of $154 million ($96 million after tax), recognized in the first quarter, representing the finalization of ownership percentages subsequent to the November 2008 formation.
Clearwire's Liquidity
As of September 30, 2010, Clearwire reported available cash and short-term investments of approximately $1.4 billion. Based on Clearwire's projections at that time, Clearwire did not expect its cash and short-term investments to be sufficient to cover their estimated liquidity needs for the next twelve months. Without additional financing sources, Clearwire forecasted that their cash and short-term investments would be depleted as early as the middle of 2011. Thus, Clearwire was required to raise additional capital in the near-term in order to continue operations and reported that it also needs to raise substantial additional capital over the long-term to fully implement its business plans. The amount of additional capital required by Clearwire depends on a number of factors, many of which are difficult to predict and outside of its control, and may change if its current projections prove to be incorrect. As a result of Clearwire's expected continued losses from operations and the uncertainty about its ability to obtain sufficient additional capital, Clearwire reported that, as of September 30, 2010, there was substantial doubt about its ability to continue as a going concern.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter 2010, Clearwire reported it was actively pursuing various initiatives to raise additional capital, including discussions with a number of major shareholders and other third parties about a number of options, including potential strategic transactions, additional debt or equity financings and/or asset sales. A special committee of Clearwire's Board of Directors was formed to explore strategic alternatives, including transactions that may involve a sale or other realignment of the ownership and governance of their company. In December 2010, Clearwire successfully raised $1.4 billion in debt financing through the combination of issuance of secured and exchangeable notes. As a result of this debt issuance, as of December 31, 2010, Clearwire no longer reported substantial doubt about its ability to continue as a going concern. Clearwire's ability to raise sufficient additional capital in the long-term on acceptable terms, or at all, remains uncertain.
Sprint's Recoverability
Sprint's ability to recover the carrying value of $3.1 billion as of December 31, 2010 depends, in part, upon Clearwire's ability to obtain sufficient additional funding to support its operations and its ability to successfully develop, deploy and maintain its 4G network. As of December 31, 2010, the carrying value of Sprint's equity investment in Clearwire represents $5.82 per share based on the assumed exchange of our Class B Common Interests for Class A common stock. The market price of Clearwire's publicly traded stock was $5.15 per share as of December 31, 2010. Uncertainty regarding Clearwire's timing and ability to obtain sufficient additional funding could result in significant changes to Clearwire's stock price and value. A decline in the estimated fair value of Clearwire that would be deemed to be other-than-temporary could result in a material impairment to the carrying value of our investment. We do not intend to sell our 54% economic interest in the foreseeable future, and recoverability of our equity investment is not affected by short-term fluctuations in Clearwire's stock price. Accordingly, we expect to fully recover the carrying value of our investment in Clearwire.
Summarized financial information for Clearwire is as follows:

	December 31,
	2010	2009
	(in millions)
Current assets	$1,866	$3,877
Noncurrent assets	9,175	7,391

Current liabilities	$687	$543
Noncurrent liabilities	4,484	2,952

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Revenues	$557	$274	$20
Operating expenses	(2,772)	(1,458)	(514)
Operating loss	$(2,215)	$(1,184)	$(494)
Net loss before non-controlling interests	$(2,303)	$(1,254)	$(592)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits and treasury securities), totaling $300 million and $105 million as of December 31, 2010 and 2009, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $39 million and $43 million as of December 31, 2010 and 2009, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities is based on current market prices or interest rates. The following table presents carrying amounts and estimated fair values of our current and long-term debt, financing and capital lease obligations:

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Current and long-term debt, financing and capital lease obligations	$20,191	$20,007	$21,061	$20,014

Note 5.	Property, Plant and Equipment
Property, plant and equipment consist primarily of network equipment and other long-lived assets used to provide service to our subscribers. Changes in technology or in our intended use of these assets, including our ability to successfully test and deploy our network modernization plan, Network Vision, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change.
Network equipment, site costs and related software includes switching equipment, cell site towers, site development costs, radio frequency equipment, network software, digital fiber optic cable, transport facilities and transmission-related equipment. Buildings and improvements principally consists of owned general office facilities, retail stores and leasehold improvements. Non-network internal use software, office equipment and other primarily consists of furniture, information technology systems and equipment and vehicles. Construction in progress, which is not depreciated until placed in service, primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network. Interest capitalized in connection with the construction of long-lived assets totaled $13 million, $12 million and $123 million for the years ended December 31, 2010, 2009 and 2008, respectively.
The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	December 31, 2010	December 31, 2009
	(in millions)
Land	$332	$332
Network equipment, site costs and related software	37,514	36,992
Buildings and improvements	4,823	4,792
Non-network internal use software, office equipment and other	2,465	2,966
Construction in progress	995	1,111
Less accumulated depreciation	(30,915)	(27,913)
Property, plant and equipment, net	$15,214	$18,280

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Intangible Assets
Indefinite-Lived Intangibles

	December 31, 2008	Net Additions/ (Reductions)	December 31, 2009	Net Additions/ (Reductions)	December 31, 2010
	(in millions)
FCC licenses	$18,911	$591	$19,502	$425	$19,927
Trademarks	409	—	409	—	409
Goodwill(1)	—	373	373	(14)	359
	$19,320	$964	$20,284	$411	$20,695
______________

(1)    The net reduction to goodwill of $14 million was a result of purchase price allocation adjustments recognized in the first quarter of 2010 associated with the 2009 acquisitions of Virgin Mobile and iPCS primarily related to deferred tax assets and liabilities.
We hold FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services: 1.9 gigahertz (GHz) licenses utilized in the CDMA network, and 800 megahertz (MHz) and 900 MHz licenses utilized in the iDEN network. We also hold FCC licenses that are not yet placed in service but that we intend to use in accordance with FCC requirements. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have been identified as indefinite-lived intangible assets. During 2010, we conducted our annual assessment of the estimated fair value of indefinite-lived intangible assets other than goodwill and determined that no adjustment was necessary.
Goodwill
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. During the fourth quarter 2009, we acquired Virgin Mobile and iPCS, which resulted in the recognition of $373 million of goodwill. During 2010, Sprint finalized purchase price allocations associated with these acquisitions.
Goodwill Recoverability Assessment
The carrying value of Sprint's goodwill is included in the Wireless segment which represents our wireless reporting unit. We estimate the fair value of the wireless reporting unit using both discounted cash flow and market-based valuation models. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our wireless reporting unit exceeds its estimated fair value, we estimate the fair value of goodwill to determine the amount of impairment loss, if any.
The determination of the estimated fair value of the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, transactions within the wireless industry and related control premiums, discount rate, terminal growth rate, operating income before depreciation and amortization (OIBDA) and capital expenditure forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit for reasonableness. During 2010, we conducted our annual assessment of goodwill and determined that no adjustment was necessary.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets Subject to Amortization
Sprint's customer relationships are amortized using the sum of the years' digits method. As customer relationships amortize and reach the end of their amortization period, we remove the gross and accumulated amounts associated with these fully amortized intangible assets. During 2010, we reduced the gross carrying value and accumulated amortization by $10.3 billion associated with fully amortized intangible assets primarily related to customer relationships associated with the Nextel acquisition in 2005. Other intangible assets primarily include certain rights under affiliation agreements that were reacquired in connection with the acquisitions of Affiliates and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel, Direct Connect and Virgin Mobile trade names, which are being amortized on a straight-line basis.

		December 31, 2010			December 31, 2009
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	2 to 5 years	$1,925	$(1,717)	$208	$12,224	$(11,093)	$1,131
Other intangible assets
Trademarks	10 to 37 years	1,169	(490)	679	1,169	(394)	775
Reacquired rights	9 to 14 years	1,571	(519)	1,052	1,572	(386)	1,186
Other	9 to 16 years	116	(46)	70	126	(40)	86
Total other intangible assets		2,856	(1,055)	1,801	2,867	(820)	2,047
Total definite lived intangible assets		$4,781	$(2,772)	$2,009	$15,091	$(11,913)	$3,178

	2011	2012	2013	2014	2015
	(in millions)
Estimated amortization expense	$403	$279	$242	$238	$197

Note 7.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	December 31, 2010	December 31, 2009
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00 - 9.25%	2016 - 2022	$3,500	$4,250
Sprint Capital Corporation	6.88 - 8.75%	2011 - 2032	9,854	9,854
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 - 7.38%	2013 - 2015	4,780	4,780
Secured notes
iPCS, Inc.	2.41 - 3.54%	2013 - 2014	481	479
Credit facilities - Sprint Nextel Corporation
Bank credit facility	3.56%	2013	—	—
Export Development Canada(1)	3.46%	2012	750	750
Financing obligation	9.50%	2030	698	698
Capital lease obligations and other	4.11 - 15.49%	2012 - 2022	76	190
Net premiums			52	60
			20,191	21,061
Less current portion			(1,656)	(768)
Long-term debt, financing and capital lease obligations			$18,535	$20,293
_______________
(1)    In January 2011, $500 million of our $750 million Export Development Canada loan was amended to extend the maturity date from 2012 to 2015, which is not reflected in the table above.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, Sprint Nextel Corporation, the parent corporation, had $4.3 billion in principal of debt outstanding, including the credit facilities. In addition, $15.1 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $10.3 billion is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted.
As of December 31, 2010, about $1.3 billion of our outstanding debt, comprised of certain notes, financing and capital lease obligations and mortgages, is secured by $1.1 billion of gross property, plant and equipment and other assets. Cash interest payments totaled $1.5 billion during the year ended December 31, 2010 and $1.4 billion during each of the years ended December 31, 2009 and 2008.
Notes
Notes consist of senior and serial redeemable senior notes that are unsecured, and Secured Notes of iPCS which are secured solely with the underlying assets of iPCS. The Company may elect to pay interest on a portion of the iPCS Secured Notes entirely in cash or by increasing the principal amount. Cash interest on the remaining notes is generally payable semiannually in arrears. Approximately $18.4 billion of the notes are redeemable at the Company's discretion at the then applicable redemption price plus accrued interest. On June 28, 2010, the Company paid $750 million in principal plus accrued and unpaid interest on its outstanding floating rate senior notes as scheduled. Our weighted average effective interest rate related to our senior notes was 6.9% in 2010 and 6.5% in 2009.
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
Credit Facilities
On May 21, 2010, the Company entered into a new $2.1 billion unsecured revolving bank credit facility that expires in October 2013, which replaced the $4.5 billion credit facility that was due to expire in December 2010. As of December 31, 2010, $1.4 billion in letters of credit, which includes a $1.3 billion letter of credit required by the FCC's Report and Order to reconfigure the 800 MHz band, were outstanding under our $2.1 billion revolving bank credit facility. As a result, the Company had $700 million of borrowing capacity available under this revolving bank credit facility as of December 31, 2010. The terms of this credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings. As of December 31, 2010, the unsecured loan agreement with Export Development Canada (EDC) is fully drawn and has terms similar to those of the revolving bank credit facility. Under terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn. During 2009, we repaid $1.0 billion of the remaining outstanding balance under the $4.5 billion credit facility.
Financing, Capital Lease and Other Obligations
We have approximately 3,000 cell sites, which we sold and subsequently leased back space. Terms extend over a period of 10 years, beginning in 2008, with renewal options for an additional 20 years. The cell sites continue to be reported as part of our property, plant and equipment due to our continued involvement with the property sold and the transaction is accounted for as a financing. Our capital lease and other obligations are primarily for the use of communication switches.
In the fourth quarter 2010, we exercised an option to terminate our relationship with a variable interest entity, which resulted in the repayment of financing, capital lease and other obligations of $105 million.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Covenants
As of December 31, 2010, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. As of December 31, 2010, we own a 54% economic interest in Clearwire. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%, which could eliminate the potential for Clearwire to be considered a subsidiary of Sprint. Certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. However, we believe the unilateral rights obtained in December significantly mitigate the possibility of an event that would cross-default against Sprint's debt obligations.
We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined in the credit facility (adjusted EBITDA), exceeds 2.5 to 1.0. The Company is also obligated to repay the credit facilities if certain change-of-control events occur.
Future Maturities of Long-Term Debt, Financing Obligation and Capital Lease Obligations
Scheduled annual principal payments of long-term debt, financing obligation and capital lease obligations outstanding as of December 31, 2010, are as follows:

(in millions)
2011	$1,655
2012	2,758
2013	1,783
2014	1,364
2015	2,152
2016 and thereafter	10,427
20,139
Add: premiums, discounts and adjustments, net	52
$20,191

Note 8.	Severance, Exit Costs and Asset Impairments
Liabilities for severance and exit costs are recognized based upon the nature of the cost to be incurred. For involuntary separation plans that are completed within the guidelines of our written involuntary separation plan, a liability is recognized when it is probable and reasonably estimable. For voluntary separation plans (VSP) a liability is recognized when the VSP is irrevocably accepted by the employee. For one-time termination benefits, such as additional severance pay or benefit payouts, and other exit costs, such as lease termination costs, the liability is measured and recognized initially at fair value in the period in which the liability is incurred, with subsequent changes to the liability recognized as adjustments in the period of change. Severance and exit costs associated with business combinations are recorded in the results of operations when incurred.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Severance and Exit Costs Activity
During 2010, we recognized costs of $8 million ($11 million Wireless; offset by a benefit of $3 million Wireline) primarily related to an increase in exit costs incurred in the second and fourth quarter 2010 associated with vacating certain office space which is no longer being utilized partially offset by a reduction in the estimate of total severance costs associated with our workforce reduction announced in November 2009. During 2009, we recognized $400 million ($307 million Wireless; $93 million Wireline) of severance and exit costs related primarily to the reduction in workforce announcements in 2009. During 2008, we recognized $355 million ($270 million Wireless; $62 million Wireline; $23 million Corporate and other) of severance and exit costs related to the separation of employees and continued organizational realignment initiatives.
The following provides the activity in the severance and exit costs liability included in “Accrued expenses and other current liabilities” within the consolidated balance sheets:

		2010 Activity
	December 31, 2009	Net Expense (Benefit)	Cash Payments and Other	December 31, 2010
	(in millions)
Exit costs	$89	$25	$(27)	$87
Severance	110	(17)	(86)	7
	$199	$8	$(113)	$94

		2009 Activity
	December 31, 2008	Net Expense	Cash Payments and Other	December 31, 2009
	(in millions)
Exit costs	$113	$38	$(62)	$89
Severance	90	362	(342)	110
	$203	$400	$(404)	$199

		2008 Activity
	December 31, 2007	Net Expense	Cash Payments and Other	December 31, 2008
	(in millions)
Exit costs	$118	$42	$(47)	$113
Severance	32	313	(255)	90
	$150	$355	$(302)	$203
Asset Impairment
In 2010 and 2009, we recorded asset impairments of $125 million and $47 million, respectively, primarily related to network asset equipment in our Wireless segment, no longer necessary for management's strategic plans. In 2008, we recorded asset impairments of $480 million primarily related to cell site development costs and network asset equipment in our Wireless segment, no longer necessary for management's strategic plans.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Supplemental Financial Information

	December 31,
	2010	2009
	(in millions)
Accounts and notes receivable, net
Trade	$2,916	$2,839
Unbilled trade and other	317	363
Less allowance for doubtful accounts	(197)	(206)
	$3,036	$2,996
Prepaid expenses and other current assets
Prepaid expenses	$413	$432
Deferred charges and other	103	318
	$516	$750
Accounts payable(1)
Trade	$2,131	$1,575
Accrued interconnection costs	397	465
Construction obligations and other	134	227
	$2,662	$2,267
Accrued expenses and other current liabilities
Deferred revenues	$1,373	$1,270
Accrued taxes	346	388
Payroll and related	426	481
Accrued interest	382	405
Other	1,046	1,206
	$3,573	$3,750
Other liabilities
Deferred rental income-communications towers	$783	$824
Deferred rent	1,265	1,257
Accrued taxes-unrecognized tax benefits	121	176
Deferred revenue	208	204
Post-retirement benefits and other non-current employee related liabilities	687	525
Other	816	572
	$3,880	$3,558
________________

(1)    Includes liabilities in the amounts of $123 million and $150 million as of December 31, 2010 and 2009, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes
Income tax (expense) benefit consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Current income tax benefit (expense)
Federal	$48	$279	$17
State	15	13	(15)
Total current income tax benefit	63	292	2
Deferred income tax (expense) benefit
Federal	(270)	963	1,110
State	40	(196)	153
Total deferred income tax (expense) benefit	(230)	767	1,263
Foreign income tax benefit (expense)	1	(1)	(1)
Total income tax (expense) benefit	$(166)	$1,058	$1,264
The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Income tax benefit at the federal statutory rate	$1,155	$1,223	$1,421
Effect of:
Goodwill impairment	—	—	(278)
State income taxes, net of federal income tax effect	118	93	96
State law changes, net of federal income tax effect	—	(6)	32
Reduction in liability for unrecognized tax benefits	18	83	—
Tax expense related to equity awards	(42)	(33)	—
Change in valuation allowance	(1,418)	(281)	(38)
Other, net	3	(21)	31
Income tax (expense) benefit	$(166)	$1,058	$1,264
Effective income tax rate	(5.0)%	30.3%	31.1%
Income tax (expense) benefit allocated to other items was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$5	$(87)	$234
Unrealized holding gains/losses on securities(1)	1	(9)	11
Stock ownership, purchase and option arrangements(2)	—	(56)	(64)
Gain on deconsolidation of net assets contributed to Clearwire(2)	—	—	(260)
Identifiable intangible assets	—	—	190
_______________

(1)    These amounts have been recorded directly to shareholders' equity-accumulated other comprehensive loss on the consolidated balance sheets.
(2)    These amounts have been recorded directly to shareholders' equity-paid-in capital on the consolidated balance sheets.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 2010 and 2009, along with the income tax effect of each, were as follows:

	December 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$—	$3,318	$—	$2,788
Capital loss carryforwards	—	51	—	40
Accruals and other liabilities	445	1,073	442	1,209
Tax credit carryforwards	—	473	—	479
Pension and other postretirement benefits	—	238	—	200
	445	5,153	442	4,716
Valuation allowance	(210)	(2,355)	(88)	(924)
	235	2,798	354	3,792
Deferred tax liabilities
Property, plant and equipment	—	1,792	—	2,658
Intangibles	—	6,611	—	6,667
Investments	—	1,065	—	1,048
Other	50	132	59	112
	50	9,600	59	10,485
Current deferred tax asset	$185		$295
Long-term deferred tax liability		$6,802		$6,693
Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our recent history of consecutive annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. As a result, the Company recognized an increase in the valuation allowance of $1.6 billion and $301 million for the years ended December 31, 2010 and 2009, respectively, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the period. The increase in the carrying amount of Sprint's valuation allowance for the year ended December 31, 2010 in excess of amounts recognized as a change in the valuation allowance in the current period income tax expense is primarily associated with the tax effect of items reflected in other comprehensive income, other accounts and the expiration of net operating loss and tax credit carryforwards. The increase in the carrying amount of Sprint's valuation allowance for the year ended December 31, 2009 in excess of amounts recognized as a change in the valuation allowance in the 2009 income tax benefit is primarily associated with the tax effect of our fourth quarter 2009 acquisitions of Virgin Mobile and iPCS and the expiration of net operating loss and tax credit carryforwards. The valuation allowance related to deferred income tax assets decreased by $12 million in 2008. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $166 million for the year ended December 31, 2010 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. The income tax expense related to the temporary difference on FCC licenses was partially offset by state income tax benefits recorded on losses in certain states and state income tax benefits recorded for reduction in our liability for unrecognized tax benefits.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During 2010, 2009 and 2008, we incurred $210 million, $(3) million, and $(55) million, respectively, of foreign income (loss) which is included in loss before income taxes. We have no material unremitted earnings of foreign subsidiaries. Cash refunds for income taxes were received, net, of $139 million and $30 million in 2010 and 2008, respectively. Cash was paid for income taxes, net, of $31 million in 2009.
In 1998, we acquired $229 million of potential tax benefits related to net operating loss carryforwards in the controlling interest acquisition of our wireless joint venture, which we call the PCS Restructuring. The benefits acquired in the PCS Restructuring are subject to certain realization restrictions under various tax laws. We are required to reimburse the former cable company partners of the joint venture for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by us produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by us and will be made to the former cable company partners in shares of our stock. As of December 31, 2010, the unexpired carryforward benefits subject to this requirement total $133 million and we maintained a valuation allowance on the entire amount of these tax benefits.
As of December 31, 2010, we had federal operating loss carryforwards of $7.8 billion and state operating loss carryforwards of $12.5 billion. Related to these loss carryforwards are federal tax benefits of $2.7 billion and net state tax benefits of $589 million. Approximately $227 million of the federal operating loss carryforwards expire in 2011 and the remaining $7.6 billion expire in varying amounts between 2017 and 2030. The state operating loss carryforwards expire in varying amounts through 2030.
In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $7.3 billion and state alternative minimum tax net operating loss carryforwards of $2.0 billion. The loss carryforwards expire in varying amounts through 2030. We also had available capital loss carryforwards of $143 million. Related to these capital loss carryforwards are tax benefits of $51 million. Capital loss carryforwards of $109 million expire in 2013 and the remaining $34 million expire in 2014.
We also had available $473 million of federal and state income tax credit carryforwards as of December 31, 2010. Included in this amount are $115 million of income tax credits which expire prior to 2014 and $207 million which expire in varying amounts between 2014 and 2030. The remaining $151 million do not expire.
Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The total unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2010 and December 31, 2009 were $228 million and $284 million, respectively. At December 31, 2010, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $188 million, if recognized without an offsetting valuation allowance adjustment. As of December 31, 2010 and 2009, the accrued liability for income tax related interest and penalties was $28 million and $49 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
	(in millions)
Balance at January 1	$284	$449
Additions based on current year tax positions	1	3
Additions based on prior year tax positions	13	7
Reductions for prior year tax positions	(21)	(37)
Reductions for settlements	(38)	(129)
Reductions for lapse of statute of limitations	(11)	(9)
Balance at December 31	$228	$284
The 2010 reduction in unrecognized tax benefits was principally attributable to income tax settlements with the U.S. federal and state jurisdictions and the 2009 reduction in unrecognized tax benefits was principally attributable to income tax settlements with the U.S. federal jurisdiction. We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial.
The Internal Revenue Service (IRS) is currently conducting an examination of our 2007 and 2008 consolidated income tax returns. Settlement agreements were reached with the Appeals division of the IRS for examination issues in dispute for years prior to 2007. The issues were immaterial to our consolidated financial position and results of operations.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative review or appellate process. Based on our current knowledge of the examinations, administrative reviews and appellate processes, we believe it is reasonably possible a number of our uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to $90 million in our unrecognized tax benefits.

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
In December 2010, the U.S. District Court for the District of Kansas granted summary judgment in favor of Sprint and the other defendants, in a class action lawsuit filed in 2003, which alleged that our 2001 and 2002 proxy statements were false and misleading in violation of federal securities laws to the extent they described new employment agreements with certain senior executives without disclosing that, according to the allegations, replacement of those executives was inevitable. No appeal was taken from that decision, and the case is now closed.
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the company and three of its former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operations difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is allegedly brought on behalf of purchasers of company stock from October 26, 2006 to February 27, 2008. On January 20, 2011, we moved to certify the January 6th order for interlocutory appeal. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.
Two related shareholder derivative suits were filed against the company and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The parties are discussing a schedule for these cases going forward in light of the pendency of the Bennett case.
We are currently engaged in an arbitration with Clearwire relating to the pricing of service on Clearwire's 4G network for dual-mode wireless handsets used by Sprint customers, pursuant to our MVNO agreement with Clearwire. The cost and timing of resolution of this matter cannot be determined at this time. We do not expect the resolution of this matter will have a material adverse effect on our consolidated financial position or results of operations.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $1.3 billion as of December 31, 2010, as approved by the FCC.

The following table represents payments directly attributable to our performance under the Report and Order from the inception of the program:

	Through December 31, 2009	Net Additions	Through December 31, 2010
	(in millions)
FCC licenses	$1,956	$414	$2,370
Property, plant and equipment(1)	157	—	157
Costs not benefiting our infrastructure or spectrum positions	275	35	310
	$2,388	$449	$2,837
_______________

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
When expended, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Costs expended to date have exceeded $2.8 billion; however, not all of those costs have been reviewed and accepted as eligible by the Transition Administrator. Regardless, we continue to estimate that total direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Canadian border region under the border plan that was adopted by the FCC and the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile satellite service (MSS) entrants for their pro rata portion of our costs (approximately $200 million) of clearing a portion of the 1.9 GHz spectrum. On September 29, 2010, the FCC affirmed the obligation of the MSS entrants to reimburse us and we are pursuing expeditious implementation of the FCC's decision, although there is uncertainty around the MSS entrants' ability to reimburse. However, the FCC's decision recognizes that uncertainty and allows us to pursue other avenues to obtain reimbursement from those entrants or their affiliates.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays Sprint's access to some of our 800 MHz replacement channels. Under an October 2008 FCC Order, March 31, 2010 was the target date for us to begin to relinquish some of our 800 MHz channels on a region-by-region basis prior to receiving all of our FCC-designated 800 MHz replacement channels. On March 31, 2010, however, the FCC granted Sprint's request that it delay the March 31, 2010 deadline for one year until March 31, 2011 in 21 markets where public safety licensees have not yet moved off most of Sprint's replacement channels. We have requested an additional extension of the deadline in a small subset of the 21 markets where public safety licensees have not yet moved off of Sprint's replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. We completed all of our 1.9 GHz incumbent relocation and reimbursement obligations in the second half of 2010.
Operating Leases
We lease various equipment, office facilities, retail outlets and kiosks, switching facilities and cell sites under operating leases. The non-cancelable portion of these leases ranges from monthly up to 20 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus at least one renewal period, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of five to seven years with up to five renewal options for five years each.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. These commitments in future years are as follows (in millions):

2011	$1,694
2012	1,705
2013	1,576
2014	1,415
2015	1,136
2016 and thereafter	5,866
$13,392
Total rental expense was $1.8 billion in 2010, 2009 and 2008.
Commitments
We are a party to other commitments, which includes service, spectrum, network capacity and other executory contracts in connection with conducting our business. As of December 31, 2010, the minimum amounts due under these commitments were as follows (in millions):

2011	$7,166
2012	1,925
2013	1,227
2014	589
2015	326
2016 and thereafter	555
$11,788
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Compensation Plans
As of December 31, 2010, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP), (together, "Compensation Plans"). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. Options, other than those issued through the offer to exchange ("Exchange Offer") described below, are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three or four years, and generally have a contractual term of ten years. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Performance-based restricted stock units awarded in 2010 have three distinct one-year performance periods and are granted in each period once the performance objectives are established. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.
During 2010, the number of shares available and reserved for future grants under the 2007 Plan increased by about 25 million to approximately 174 million common shares, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, or otherwise terminated, including a portion of the shares surrendered under the Company's Exchange Offer completed during the second quarter 2010. As of December 31, 2010, restricted stock units and options to acquire about 52 million shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 12 million shares were outstanding under the 1997 Program, options to acquire about 4 million shares were outstanding under the Nextel Plan and options to acquire about 11 million common shares were outstanding under the MISOP.
Under our ESPP, eligible employees may subscribe quarterly to purchase shares of our Series 1 common stock through payroll deductions of up to 20% of eligible compensation. Effective April 1, 2009 the purchase price is equal to 95% of the market value on the last trading day of each quarterly offering period, modified from 90% of the market value in previous periods. The aggregate number of shares purchased by an employee may not exceed 9,000 shares or $25,000 of fair market value in any calendar year, subject to limitations imposed by the Internal Revenue Code. As of December 31, 2010, the ESPP has approximately 81 million common shares authorized and reserved for future purchases. This includes 80 million shares authorized in the second quarter 2009 and is net of elections made in 2010 by employees participating in the fourth quarter 2010 offering period under the ESPP to purchase about 1 million of our common shares, which were issued in the first quarter 2011. Employees purchased these shares for $4.00 per share.
Currently, we use treasury shares to satisfy share-based awards or new shares if no treasury shares are available.
Compensation Costs
The cost of employee services received in exchange for share-based awards classified as equity is measured using the estimated fair value of the award on the date of the grant, and that cost is recognized over the period that the award recipient is required to provide service in exchange for the award. Awards of instruments classified as liabilities are measured at the estimated fair value at each reporting date through settlement. Share-based compensation cost related to awards with graded vesting is recognized using the straight-line method.
Pre-tax compensation charges included in net loss from our Compensation Plans were $70 million for 2010, $81 million for 2009 and $272 million for 2008. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards was $(18) million for 2010, $(3) million for 2009 and $101 million for 2008.
As of December 31, 2010, there was $58 million of total unrecognized compensation cost related to non-vested share-based awards that are expected to be recognized over a weighted average period of 1.98 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $7 million for 2010, insignificant for 2009, and $57 million for 2008.
Under our share-based payment plans, we had options and restricted stock units outstanding as of December 31, 2010. Forfeitures were estimated for share-based awards using a 9.4% weighted average annual rate.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In the second quarter 2010, the Company completed an Exchange Offer in which certain outstanding vested options could be exchanged for new options that were (i) granted under any plan prior to May 17, 2009, (ii) not scheduled to expire before the Offer closed, (iii) had an exercise price greater than $6.54 per share and (iv) were outstanding and held by eligible employees as defined in the Offer. Pre-established exchange ratios were determined in a manner intended to result in an estimated fair value of the new options approximately equal, in the aggregate, to the estimated fair value of the eligible options surrendered as of the date of the exchange. The Offer expired on June 16, 2010, resulting in the voluntary surrender and cancellation of 27.6 million vested options in exchange for the issuance of 6.8 million unvested options. The exercise price of the unvested options was $4.64 per share, with an estimated grant date fair value of $2.38 per option, subject to a two-year vesting period and a contractual term of seven years. The exchange resulted in estimated additional compensation costs of approximately $5 million to be recognized ratably over the two-year vesting period.
The following table provides the estimated fair value and assumptions used in determining the fair value of option awards granted during 2010, 2009 and 2008:

	2010	2009	2008
Weighted average grant date fair value	$1.97	$3.07	$4.59
Risk free interest rate	2.71% - 2.74%	2.05% - 2.86%	2.76% - 3.30%
Volatility	58.5%	72.0% - 126.2%	69.7% - 98.5%
Weighted average expected volatility	58.5%	113.6%	77.3%
Expected dividend yield	—%	—%	—%
Weighted average expected dividend yield	—%	—%	—%
Expected term (years)	6.0 - 6.25	6.25 - 6.5	6.0 - 6.5
Options granted (millions)	8	28	8
A summary of the status of the options under our option plans as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2010	108	$16.42
Granted	8	$3.44
Issued in option exchange	7	$4.64
Exercised	(2)	$2.18
Forfeited/expired	(49)	$21.65
Outstanding at December 31, 2010	72	$10.79	6.07	$20
Vested or expected to vest at December 31, 2010	67	$11.33	5.86	$17
Exercisable at December 31, 2010	39	$16.52	3.93	$4

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
The estimated fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan (including units exchanged in business combinations) and the 1997 Program, as discussed above. A summary of the status of the restricted stock units as of December 31, 2010 and changes during the year ended December 31, 2010 is presented below:

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in thousands)
Outstanding January 1, 2010	3,696	12,632	$18.82	$5.68
Granted	2,193	633	$3.45	$3.58
Vested	(3,265)	(7,104)	$18.83	$4.56
Forfeited	(533)	(1,340)	$17.30	$5.77
Outstanding December 31, 2010	2,091	4,821	$3.45	$7.03
The fair value of restricted stock units vested during the years ended December 31, 2010, 2009 and 2008 was $40 million, $53 million and $41 million, respectively. The weighted-average grant date fair value of restricted stock units granted during 2010 was $3.48 per unit, compared with $2.96 per unit for 2009 and $6.03 per unit for 2008.
Most restricted stock units outstanding as of December 31, 2010 are entitled to dividend equivalents paid in cash, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance criteria has been met.

Note 13.	Shareholders' Equity and Per Share Data
Our articles of incorporation authorize 6,620,000,000 shares of capital stock as follows:

•	6,000,000,000 shares of Series 1 voting common stock, par value $2.00 per share;

•	500,000,000 shares of Series 2 voting common stock, par value $2.00 per share;

•	100,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, no par value per share.
Classes of Common Stock
Series 1 Common Stock
The holders of our Series 1 common stock are entitled to one vote per share on all matters submitted for action by the shareholders. There were about 3.0 billion shares of Series 1 common stock outstanding as of December 31, 2010.
Series 2 Common Stock
The holders of our Series 2 common stock are entitled to 10% of one vote per share, but otherwise have rights that are substantially identical to those of the Series 1 common stock. There were about 35 million shares of Series 2 common stock outstanding as of December 31, 2010. In 2009, certain holders of our Series 2 common stock exercised their rights to convert 39.8 million Series 2 shares to 39.8 million Series 1 shares, resulting in a $80 million and $785 million reduction to common shares and paid in capital, respectively, and a corresponding $865 million reduction in treasury shares.
Treasury Shares
Shares of common stock repurchased by us are recorded at cost as treasury shares and result in a reduction of shareholders' equity. We reissue treasury shares as part of our shareholder approved stock-based compensation programs, as well as upon conversion of outstanding securities that are convertible into common stock. When shares are reissued, we determine the cost using the FIFO method.
Dividends
We did not declare any dividends on our common shares in 2010, 2009, or 2008. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described in note 7.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	As of December 31,
	2010	2009
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(536)	$(397)
Unrealized net gains related to investments	5	8
Foreign currency translation adjustments	29	37
Accumulated other comprehensive loss	$(502)	$(352)
Per Share Data
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 30 million and 28 million shares as of December 31, 2010 and 2009, respectively. There were no such shares as of December 31, 2008. All such potentially dilutive shares were antidilutive for 2010, 2009 and 2008 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, goodwill and asset impairments, and merger and integration expenses solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on market rates which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry-wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. Segment financial information is as follows:

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2010
Net operating revenues	$28,597	$3,959	$7	$32,563
Inter-segment revenues(1)	—	1,081	(1,081)	—
Total segment operating expenses	(24,066)	(3,950)	1,086	(26,930)
Segment earnings	$4,531	$1,090	$12	5,633
Less:
Depreciation and amortization				(6,248)
Other, net(2)				20
Operating loss				(595)
Interest expense				(1,464)
Equity in losses of unconsolidated investments, net			$(1,286)	(1,286)
Other income, net				46
Loss before income taxes				$(3,299)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2009
Net operating revenues	$27,786	$4,471	$3	$32,260
Inter-segment revenues(1)	—	1,158	(1,158)	—
Total segment operating expenses	(22,588)	(4,408)	1,143	(25,853)
Segment earnings	$5,198	$1,221	$(12)	6,407
Less:
Depreciation and amortization				(7,416)
Other, net(2)				(389)
Operating loss				(1,398)
Interest expense				(1,450)
Equity in losses of unconsolidated investments, net			$(803)	(803)
Other income, net				157
Loss before income taxes				$(3,494)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2008
Net operating revenues	$30,427	$5,208	$—	$35,635
Inter-segment revenues(1)	—	1,124	(1,124)	—
Total segment operating expenses(3)	(23,651)	(5,157)	837	(27,971)
Segment earnings	$6,776	$1,175	$(287)	7,664
Less:
Depreciation and amortization				(8,407)
Goodwill impairment				(963)
Other, net(2)				(936)
Operating loss				(2,642)
Interest expense				(1,362)
Equity in losses of unconsolidated investments, net			$(145)	(145)
Other income, net				89
Loss before income taxes				$(4,060)

Other Information	Wireless	Wireline	Corporate, Other and Eliminations(4)	Consolidated
	(in millions)
2010
Capital expenditures	$1,455	$223	$257	$1,935
Total assets	38,445	2,655	10,554	51,654
2009
Capital expenditures	$1,149	$267	$187	$1,603
Total assets	42,338	2,987	10,099	55,424
2008
Capital expenditures	$2,386	$522	$974	$3,882
Total assets	46,977	3,494	8,079	58,550
_________________

(1)    Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to wireless subscribers.
(2)    Other, net consists primarily of severance, exit costs and asset impairments offset by gains from other asset dispositions and exchanges. Merger and integration expenses of $130 million are also included in Other, net in 2008, representing costs primarily incurred to integrate systems, processes and networks related to the Sprint merger with Nextel. See note 8 for additional information on severance, exit costs and asset impairments.
(3)    Included in the Corporate, Other and Eliminations results for 2008 are operating expenses of $354 million, related to the next-generation broadband wireless network that was contributed to Clearwire in a transaction that closed on November 28, 2008.
(4)    Corporate assets are not allocated to the operating segments and consist primarily of cash and cash equivalents, the corporate headquarters campus, our equity method investment in Clearwire, other assets managed at a corporate level and assets that were related to our 4G wireless broadband business that were subsequently contributed to Clearwire. Corporate capital expenditures include various administrative assets and assets that were contributed to Clearwire.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
2010
Wireless services	$25,677	$—	$—	$25,677
Wireless equipment	2,703	—	—	2,703
Voice	—	2,249	(732)	1,517
Data	—	519	(140)	379
Internet	—	2,175	(209)	1,966
Other	217	97	7	321
Total net operating revenues	$28,597	$5,040	$(1,074)	$32,563
2009
Wireless services	$25,286	$—	$—	$25,286
Wireless equipment	1,954	—	—	1,954
Voice	—	2,563	(787)	1,776
Data	—	662	(129)	533
Internet	—	2,293	(242)	2,051
Other	546	111	3	660
Total net operating revenues	$27,786	$5,629	$(1,155)	$32,260
2008
Wireless services	$27,492	$—	$—	$27,492
Wireless equipment	1,992	—	(2)	1,990
Voice	—	3,079	(804)	2,275
Data	—	959	(127)	832
Internet	—	2,148	(192)	1,956
Other	943	146	1	1,090
Total net operating revenues	$30,427	$6,332	$(1,124)	$35,635
_______________

(1)    Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless customers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2010
Net operating revenues	$8,085	$8,025	$8,152	$8,301
Operating loss	(180)	(63)	(213)	(139)
Net loss	(865)	(760)	(911)	(929)
Basic and diluted loss per common share(1)	(0.29)	(0.25)	(0.30)	(0.31)
	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2009
Net operating revenues	$8,209	$8,141	$8,042	$7,868
Operating loss	(487)	(113)	(254)	(544)
Net loss(2)	(594)	(384)	(478)	(980)
Basic and diluted loss per common share(1)	(0.21)	(0.13)	(0.17)	(0.34)
_____________

(1)    The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.
(2)    In the first quarter 2009, we recorded a $154 million non-cash loss representing the finalization of our ownership percentages in Clearwire. In the fourth quarter 2009, we recorded a non-cash gain of $151 million related to our non-controlling interest in Virgin Mobile as well as an increase in our tax valuation allowance of $306 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Clearwire Corporation
Kirkland, Washington
We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 22, 2011

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$1,233,562	$1,698,017
Short-term investments	502,316	2,106,661
Restricted cash	1,050	1,166
Accounts receivable, net of allowance of $4,313 and $1,956	26,187	6,253
Notes receivable	4,899	5,402
Inventory, net	17,432	12,624
Prepaids and other assets	80,155	46,466
Total current assets	1,865,601	3,876,589
Property, plant and equipment, net	4,464,534	2,596,520
Restricted cash	30,524	5,620
Long-term investments	15,251	87,687
Spectrum licenses, net	4,417,492	4,495,134
Other intangible assets, net	62,908	91,713
Investments in affiliates	14,263	10,647
Other assets	169,913	103,943
Total assets	$11,040,486	$11,267,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$455,890	$496,233
Other current liabilities	230,963	47,194
Total current liabilities	686,853	543,427
Long-term debt, net	4,017,019	2,714,731
Deferred tax liabilities, net	5,564	6,353
Other long-term liabilities	461,052	230,974
Total liabilities	5,170,488	3,495,485
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000 shares authorized; 243,544 and 196,767 shares issued and outstanding, respectively	24	20
Class B common stock, par value $0.0001, 1,000,000 shares authorized; 743,481 and 734,239 shares issued and outstanding, respectively	74	73
Additional paid-in capital	2,221,110	2,000,061
Accumulated other comprehensive income	2,495	3,745
Accumulated deficit	(900,493)	(413,056)
Total Clearwire Corporation stockholders’ equity	1,323,210	1,590,843
Non-controlling interests	4,546,788	6,181,525
Total stockholders’ equity	5,869,998	7,772,368
Total liabilities and stockholders’ equity	$11,040,486	$11,267,853

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Revenues	$556,826	$274,458	$20,489
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	927,455	428,348	132,525
Selling, general and administrative expense	907,793	553,915	149,904
Depreciation and amortization	466,112	208,263	58,146
Spectrum lease expense	279,993	259,359	90,032
Loss from abandonment and impairment of network and other assets	190,352	7,916	—
Transaction related expenses	—	—	82,960
Total operating expenses	2,771,705	1,457,801	513,567
Operating loss	(2,214,879)	(1,183,343)	(493,078)
Other income (expense):
Interest income	4,965	9,691	1,091
Interest expense	(152,868)	(69,468)	(16,545)
Gain (loss) on derivative instruments	63,255	(6,976)	(6,072)
Other expense, net	(3,723)	(3,038)	(16,136)
Total other income (expense), net	(88,371)	(69,791)	(37,662)
Loss before income taxes	(2,303,250)	(1,253,134)	(530,740)
Income tax benefit (provision)	156	(712)	(61,607)
Net loss	(2,303,094)	(1,253,846)	(592,347)
Less: non-controlling interests in net loss of consolidated subsidiaries	1,815,657	928,264	159,721
Net loss attributable to Clearwire Corporation	$(487,437)	$(325,582)	$(432,626)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(2.19)	$(1.72)	$(0.16)
Diluted	$(2.46)	$(1.74)	$(0.28)

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(2,303,094)	$(1,253,846)	$(592,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(1,192)	712	61,607
Losses from equity investees, net	1,971	1,202	174
Non-cash (gain)/loss on derivative instruments	(63,255)	(6,939)	6,072
Other-than-temporary impairment loss on investments	—	10,015	17,036
Accretion of discount on debt	6,113	66,375	1,667
Depreciation and amortization	466,112	208,263	58,146
Amortization of spectrum leases	57,433	57,898	17,109
Non-cash rent expense	200,901	108,953	—
Share-based compensation	47,535	27,512	6,465
Loss on settlement of pre-existing lease arrangements	—	—	80,573
Loss on property, plant and equipment	349,512	60,874	—
Gain on extinguishment of debt	—	(8,252)	—
Changes in assets and liabilities, net of effects of acquisition:
Inventory	(4,808)	(9,450)	(892)
Accounts receivable	(20,104)	(2,381)	402
Prepaids and other assets	(74,600)	(64,930)	6,354
Prepaid spectrum licenses	(3,294)	(23,861)	(63,138)
Accounts payable and other liabilities	172,057	355,371	(5,534)
Net cash used in operating activities	(1,168,713)	(472,484)	(406,306)
Cash flows from investing activities:
Capital expenditures	(2,656,503)	(1,450,238)	(534,196)
Payments for spectrum licenses and other intangible assets	(15,428)	(46,816)	(109,257)
Purchases of available-for-sale investments	(2,098,705)	(3,571,154)	(1,774,324)
Disposition of available-for-sale investments	3,776,805	3,280,455	—
Net cash acquired in acquisition of Old Clearwire	—	—	171,780
Other investing	(19,387)	4,754	167
Net cash used in investing activities	(1,013,218)	(1,782,999)	(2,245,830)
Cash flows from financing activities:
Principal payments on long-term debt	(876)	(1,171,775)	(3,573)
Proceeds from issuance of long-term debt	1,413,319	2,467,830	—
Debt financing fees	(53,285)	(44,217)	(50,000)
Equity investment by strategic investors	54,828	1,481,813	3,200,037
Proceeds from issuance of common stock	304,015	12,196	—
Net advances from Sprint Nextel Corporation	—	—	532,165
Sprint Nextel Corporation pre-closing financing	—	—	392,196
Repayment of Sprint Nextel Corporation pre-closing financing	—	—	(213,000)
Other financing	—	—	(70)
Net cash provided by financing activities	1,718,001	2,745,847	3,857,755
Effect of foreign currency exchange rates on cash and cash equivalents	(525)	1,510	524
Net (decrease) increase in cash and cash equivalents	(464,455)	491,874	1,206,143
Cash and cash equivalents:
Beginning of period	1,698,017	1,206,143	—
End of period	$1,233,562	$1,698,017	$1,206,143
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$336,314	$119,277	$7,432
Swap interest paid, net	$—	$13,915	$—
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$120,025	$89,792	$40,761
Fixed asset purchases financed by long-term debt	$133,288	$—	$—
Spectrum purchases in accounts payable	$—	$—	$10,560
Common stock of Sprint Nextel Corporation issued for spectrum licenses	$—	$—	$4,000
Non-cash financing activities:
Conversion of Old Clearwire Class A shares into New Clearwire Class A shares	$—	$—	$894,433
Vendor financing obligations	$(60,251)	$—	$—
Capital lease obligations	$(73,037)	$—	$—
See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2010, 2009 and 2008

	Class A Common Stock		Class B Common Stock		Additional Paid In	Business Equity of Sprint WiMAX	Accumulated Other Comprehensive	Accumulated	Non-controlling	Total Stockholders’
	Shares	Amounts	Shares	Amounts	Capital	Business	Income	Deficit	Interests	Equity
	(In thousands)
Balances at January 1, 2008	—	$—	—	$—	$—	$2,464,936	$—	$—	$—	$2,464,936
Net advances from Sprint Nextel Corporation	—	—	—	—	—	451,925	—	—	—	451,925
Net loss	—	—	—	—	—	(402,693)	—	—	—	(402,693)
Comprehensive loss						—				(402,693)
Deferred tax liability retained by Sprint Nextel Corporation	—	—	—	—	—	755,018	—	—	—	755,018
Total Sprint Nextel Corporation contribution at November 28, 2008	—	—	—	—	—	3,269,186	—	—	—	3,269,186
Allocation of Sprint Nextel Corporation business equity at closing to Clearwire	—	—	—	—	—	(3,269,186)	—	—	—	(3,269,186)
Recapitalization resulting from strategic transaction	189,484	19	505,000	51	2,092,005	—	—	—	5,575,480	7,667,555
Net loss	—	—	—	—	—	—	—	(29,933)	(159,721)	(189,654)
Foreign currency translation adjustment	—	—	—	—	—	—	2,682	—	7,129	9,811
Unrealized gain on investments	—	—	—	—	—	—	512	—	1,361	1,873
Comprehensive loss
									(151,231)	(177,970)
Share-based compensation and other transactions	518	—	—	—	856	—	—	—	12,369	13,225
Balances at December 31, 2008	190,002	19	505,000	51	2,092,861	—	3,194	(29,933)	5,436,618	7,502,810
Net loss	—	—	—	—	—	—		(325,582)	(928,264)	(1,253,846)
Foreign currency translation adjustment	—	—	—	—	—	—	254	—	42	296
Unrealized gain on investments	—	—	—	—	—	—	297	—	1,622	1,919
Comprehensive loss
									(926,600)	(1,251,631)
Issuance of common stock, net of issuance costs, and other capital transactions	6,765	1	229,239	22	(104,148)	—	—	(57,541)	1,655,675	1,494,009
Share-based compensation and other transactions	—	—	—	—	11,348	—	—	—	15,832	27,180
Balances at December 31, 2009	196,767	20	734,239	73	2,000,061	—	3,745	(413,056)	6,181,525	7,772,368
Net loss	—	—	—	—	—	—		(487,437)	(1,815,657)	(2,303,094)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,180)	—	(5,042)	(6,222)
Unrealized gain on investments	—	—	—	—	—	—	437	—	1,917	2,354
Comprehensive loss									(1,818,782)	(2,306,962)
Issuance of common stock, net of issuance costs, and other capital transactions	46,777	4	9,242	1	208,385	—	(507)	—	150,123	358,006
Share-based compensation and other transactions	—	—	—	—	12,664	—	—	—	33,922	46,586
Balances at December 31, 2010	243,544	$24	743,481	$74	$2,221,110	$—	$2,495	$(900,493)	$4,546,788	$5,869,998

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business
We are a leading provider of 4G wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential access services, as well as residential voice services, in communities throughout the country. Our 4G mobile broadband network provides a connection anywhere within our coverage area.
In 2010, we focused on building out and augmenting our networks, increasing our retail and wholesale subscriber bases, expanding our wholesale partnerships, and obtaining additional capital. We increased the number of people covered by our networks by over 72.4 million in 2010, and increased our total subscriber base by almost 3.7 million subscribers. As of December 31, 2010, we offered our services in 88 markets in the United States covering an estimated 114.2 million people, including an estimated 112.0 million people covered by our 4G mobile broadband network in 71 markets. We ended the year with approximately 1.1 million retail and 3.3 million wholesale subscribers. We have deployed our mobile Worldwide Interoperability of Microwave Access, which we refer to as WiMAX, technology, based on the IEEE 802.16e standard, in our launched markets using 2.5 GHz Federal Communications Commission, which we refer to as FCC, licenses. As of December 31, 2010, the remaining 17 markets in the United States continue to operate with a legacy network technology. Internationally, as of December 31, 2010, our networks covered an estimated 2.9 million people. We offer 4G mobile broadband services in Seville and Malaga, Spain and a pre-4G network in Brussels and Ghent, Belgium.
In 2011, we will focus on improving the operating performance of our business while seeking to raise additional capital to continue the operation and expansion of our business and the development of our 4G mobile broadband network.
Company Background
We started operations on January 1, 2007 as a developmental stage company representing a collection of assets, related liabilities and activities accounted for in various legal entities that were wholly-owned subsidiaries of Sprint Nextel Corporation, which we refer to as Sprint or the Parent. The nature of the assets held by the Sprint legal entities was primarily 2.5 GHz Federal FCC licenses and certain property, plant and equipment related to the WiMAX network. The acquisition of the assets was funded by the Parent. As Sprint had acquired significant amounts of FCC licenses on our behalf in the past, these purchases have been presented as part of the opening business equity as principal operations did not commence until January 1, 2007, at which time the operations qualified as a business pursuant to Rule 11-01(d) of Regulation S-X. From January 1, 2007 through November 28, 2008, we conducted our business as the WiMAX Operations of Sprint, which we refer to as the Sprint WiMAX Business, with the objective of developing a next generation wireless broadband network.
On May 7, 2008, Sprint announced that it had entered into a definitive agreement with the legacy Clearwire Corporation, which we refer to as Old Clearwire, to combine both of their next generation wireless broadband businesses to form a new independent company to be called Clearwire Corporation, which we refer to as Clearwire. In addition, five independent partners, including Intel Corporation, Google Inc., Comcast Corporation, Time Warner Cable Inc. and Bright House Networks LLC, collectively, whom we refer to as the Investors, agreed to invest $3.2 billion in Clearwire and its subsidiary Clearwire Communications LLC, which we refer to as Clearwire Communications. On November 28, 2008, which we refer to as the Closing, Old Clearwire and the Sprint WiMAX Business completed the combination to form Clearwire, and the Investors contributed a total of $3.2 billion of new equity to Clearwire and Clearwire Communications. Prior to the Closing, the activities and certain assets of the Sprint WiMAX Business were transferred to a single legal entity that was contributed to Clearwire Communications at close in exchange for an equity interest in Clearwire. The transactions described above are collectively referred to as the Transactions. Immediately after the Transactions, we owned 100% of the voting interests and 27% of the economic interests in Clearwire Communications, which we consolidate as a controlled subsidiary. Clearwire holds no assets other than its interests in Clearwire Communications.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

On the Closing, Old Clearwire, and the Sprint WiMAX Business, combined to form a new independent company, Clearwire. The consolidated financial statements of Clearwire and subsidiaries are the results of the Sprint WiMAX Business, from January 1, 2008 through November 28, 2008 and include the results of the combined entities thereafter for the period from November 29, 2008 through December 31, 2010. For financial reporting purposes, the Sprint WiMAX Business was determined to be the accounting acquirer and accounting predecessor. The assets acquired and liabilities assumed of Old Clearwire have been accounted for at fair value in accordance with the purchase method of accounting, and its results of operations have been included in our consolidated financial results beginning on November 29, 2008.
The accounts and financial statements of Clearwire for the period from January 1, 2008 through November 28, 2008 have been prepared from the separate records maintained by Sprint. Further, such accounts and financial statements include allocations of expenses from Sprint and therefore may not necessarily be indicative of the financial position, results of operations and cash flows that would have resulted had we functioned as a stand-alone operation. Sprint directly assigned, where possible, certain costs to us based on our actual use of the shared services. These costs include network related expenses, office facilities, treasury services, human resources, supply chain management and other shared services. Cash management was performed on a consolidated basis, and Sprint processed payables, payroll and other transactions on our behalf. Assets and liabilities which were not specifically identifiable to us included:

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
Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and include net income (loss) attributable to our non-controlling interests in net income (loss). We allocate net income (loss), other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute our non-controlling interests their share of losses

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

even if that attribution results in a deficit non-controlling interest balance. See Note 14, Stockholders’ Equity, for further information.
Reclassifications — During 2010 we reclassified losses from abandonment and impairment of network and other assets from Cost of goods and services and network costs to a separate line item in the consolidated statements of operations. We also reclassified costs associated with ongoing maintenance of network assets that have been deployed from Selling, general and administrative expense to Cost of goods and services and network costs. Additionally, we reclassified certain amounts from Accounts payable and accrued expenses to Other current liabilities. To conform with the 2010 presentation, certain reclassifications have been made to the prior period amounts.
Use of Estimates — Our accounting policies require management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our subscribers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.
Significant estimates inherent in the preparation of the accompanying financial statements include: impairment analysis of spectrum licenses with indefinite lives, the recoverability and determination of useful lives for long-lived assets, which include property, plant and equipment and other intangible assets, tax valuation allowances, and valuation of derivatives.
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
Restricted Cash — Restricted cash consists primarily of amounts we have set aside to satisfy certain contractual obligations and is classified as a current or noncurrent asset based on its designated purpose. The majority of this restricted cash has been designated to satisfy certain vendor contractual obligations.
Investments — We have an investment portfolio comprised of U.S. Government and Agency Issues and other debt securities. The value of these securities is subject to market and credit volatility during the period the investments are held and until their sale or maturity. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments that are available for current operations are recorded as short-term investments when the original maturities are greater than three months but remaining maturities are less than one year. Our investments with maturities of more than one year are recorded as long-term investments. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Realized gains and losses are measured and reclassified from accumulated other comprehensive income (loss) on the basis of the specific identification method.
We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price (when available), investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

any anticipated recovery in market value. If it is judged that a decline in fair value is other-than-temporary, a realized loss equal to the decline is reflected in the consolidated statement of operations, and a new cost basis in the investment is established.
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
Fair Value Measurements — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, cost and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
Level 1:  Quoted market prices in active markets for identical assets or liabilities
Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3:  Unobservable inputs that are not corroborated by market data
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair values of other debt securities and derivatives are based upon internally developed or other available models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions that a market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available. See Note 11, Fair Value, for further information.
Accounts Receivable — Accounts receivables are stated at amounts due from subscribers and our wholesale partners net of an allowance for doubtful accounts.
Inventory — Inventory primarily consists of customer premise equipment, which we refer to as CPE, and other accessories sold to subscribers and is stated at the lower of cost or net realizable value. Cost is determined under the average cost method. We record inventory write-downs for obsolete and slow-moving items based on inventory turnover trends and historical experience.
Property, Plant and Equipment — Property, plant and equipment, which we refer to as PP&E, is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

the assets once the assets are placed in service. Our network construction expenditures are recorded as construction in progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate PP&E category. We capitalize costs of additions and improvements, including salaries, benefits and related overhead costs associated with constructing PP&E and interest costs related to construction. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Maintenance and repairs are expensed as incurred.
PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we determine the recoverability of the asset’s carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value of the asset and its carrying value. For purposes of testing impairment, our long-lived assets, including PP&E and intangible assets with definite useful lives, and our spectrum license assets in the United States are combined into a single asset group. This represents the lowest level for which there are identifiable cash flows which are largely independent of other assets and liabilities, and management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management’s strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide networks. Internationally, for purposes of testing impairment, our long-lived assets, consisting of PP&E, definite-lived intangible assets and our spectrum assets are primarily combined into a single asset group for each country in which we operate. In the third quarter of 2010, due to our continued losses and significant uncertainties surrounding our ability to obtain required liquidity to fund our operating and capital needs, management concluded that an adverse change in circumstances existed requiring us to assess the recoverability of the carrying value of our long-lived assets. Based on this assessment, we determined that the carrying value of our long-lived assets in the United States was recoverable, primarily supported by the fair value of our spectrum licenses. Management has determined that a similar assessment was not necessary in the fourth quarter. For the year ended December 31, 2010, we recorded impairment losses of $6.6 million relating to PP&E and other long-lived assets in our international operations. There were no PP&E impairment losses recorded in the years ended December 31, 2009 and 2008.
In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our networks, including equipment and cell site development costs. This assessment includes the provision for identified differences between recorded amounts and the results of physical counts and the write-off of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet management’s strategic network plans and will not be deployed. With the substantial completion of our prior build plans and due to the uncertainty of the extent and timing of future expansion of our networks, we reviewed all network projects in process. Any projects that no longer fit within management’s strategic network plans were abandoned and the related costs written down, resulting in a charge of approximately $180.0 million. See Note 4, Property, Plant and Equipment, for further information.
Internally Developed Software — We capitalize costs related to computer software developed or obtained for internal use, and interest costs incurred during the period of development. Software obtained for internal use has generally been enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software, which is generally three years. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Spectrum Licenses — Spectrum licenses primarily include owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives, and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. Internationally, we recorded an impairment charge of $2.6 million during the year ended December 31, 2010 related to our indefinite-lived spectrum assets in Ireland in conjunction with our sale of those operations. Other than the Ireland impairment, we had no other impairment of our indefinite lived intangible assets in any of the periods presented.
Spectrum licenses with definite useful lives and favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of the definite lived licenses and spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for spectrum licenses with definite useful lives and favorable spectrum leases in the years ended December 31, 2010, 2009 and 2008.
Other Intangible Assets — Other intangible assets consist of subscriber relationships, trademarks, patents and other, and are stated at cost net of accumulated amortization. Amortization is calculated using either the straight-line method or an accelerated method over the assets’ estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2010, we recorded impairment losses of $1.5 million relating to our definite-lived intangible assets in Ireland in conjunction with our sale of those operations. There were no impairment losses for our other intangible assets in the years ended December 31, 2009 and 2008.
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
During December 2010, we issued exchangeable notes that included embedded exchange options which qualified as embedded derivative instruments that are required to be accounted for separately from the host debt instruments and recorded as derivative financial instruments at fair value. The embedded exchange options do not qualify for hedge accounting, and as such, all future changes in the fair value of these derivative instruments will be recognized currently in earnings until such time as the embedded exchange options are exercised or expire. See Note 10, Derivative Instruments, for further information.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Interest Capitalization — We capitalize interest related to our owned spectrum licenses and the related construction of our network infrastructure assets, as well as the development of software for internal use. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use or when we suspend substantially all construction activity. Interest is capitalized on construction in progress, software under development and spectrum licenses accounted for as intangible assets with indefinite useful lives. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets or software assets and depreciated over the useful lives of those assets.
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
Revenue Recognition — We primarily earn revenue by providing access to our high-speed wireless networks. Also included in revenue are leases of CPE and additional add-on services, including personal and business email and static Internet Protocol. Revenue from retail subscribers is billed one month in advance and recognized ratably over the contracted service period. Revenues associated with the sale of CPE and other equipment to subscribers is recognized when title and risk of loss is transferred to the subscriber. Shipping and handling costs billed to subscribers are classified as revenue. Activation fees charged to the subscriber are deferred and recognized as revenues on a straight-line basis over the average estimated life of the subscriber relationship of 3 years.
Revenue from wholesale subscribers is billed one month in arrears and recognized ratably over the contracted service period. Revenues are generally recognized based on terms defined in our commercial agreements with our wholesale partners. We are currently engaged in ongoing negotiations with Sprint to resolve issues related to wholesale pricing under our commercial agreements. See Note 12, Commitments and Contingencies, for further information. As a result, the amount of revenue recognized during 2010 related to Sprint wholesale arrangements is based on pricing proposed by Sprint. We expect to collect the revenue recognized to date.
Revenue arrangements with multiple deliverables are divided into separate units of accounting based on the deliverables’ relative fair values if there is objective and reliable evidence of fair value for all deliverables in the arrangement. When we are the primary obligor in a transaction, are subject to inventory risk, have latitude in establishing prices and selecting suppliers, or have several but not all of these indicators, gross revenue is recorded. If we are not the primary obligor and amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two, we record the net amounts as commissions earned. Promotional discounts treated as cash consideration are recorded as a reduction of revenue.
Advertising Costs — Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising expense was $213.9 million, $99.1 million and $7.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Research and Development — Research and development costs are expensed as incurred and primarily relate to costs incurred while assessing how external devices perform on our networks. Research and development expense was $7.0 million, $6.4 million and $350,000 for the years ended December 31, 2010, 2009 and 2008, respectively.
Net Loss per Share — Basic net loss per Class A Common Share is computed by dividing net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Shares outstanding during the

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

period. Diluted net loss per Class A Common Share is computed by dividing net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Shares and dilutive Class A Common Share equivalents outstanding during the period. Class A Common Share equivalents generally consist of the Class A Common Shares issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive Class A Common Share equivalents are excluded from the calculation of diluted net loss per Class A Common Share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. The potential exchange of Clearwire Communications Class B common interests together with Class B common stock for Clearwire Class A common stock may have a dilutive effect on diluted net loss per share due to certain tax effects. On an “if converted” basis, shares issuable upon the conversion of the exchangeable notes may have a dilutive effect on diluted net loss per share. See Note 15, Net Loss Per Share, for further information.
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
Concentration of Risk — We believe that the geographic diversity of our subscriber base and retail nature of our product minimizes the risk of incurring material losses due to concentrations of credit risk.
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. The new accounting guidance is effective for fiscal years beginning after June 15, 2010. We will adopt the new accounting guidance beginning January 1, 2011. We do not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

3.	Investments
Investments as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31, 2010				December 31, 2009
	Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$502,121	$198	$(3)	$502,316	$2,106,584	$231	$(154)	$2,106,661
Long-term
U.S. Government and Agency Issues	—	—	—	—	74,670	—	(154)	74,516
Other debt securities	8,959	6,292	—	15,251	8,959	4,212	—	13,171
Total long-term	8,959	6,292	—	15,251	83,629	4,212	(154)	87,687
Total investments	$511,080	$6,490	$(3)	$517,567	$2,190,213	$4,443	$(308)	$2,194,348

For the years ended December 31, 2009 and 2008 we recorded an other-than-temporary impairment loss of $10.0 million and $17.0 million, respectively, related to our other debt securities. No loss was recorded in 2010.
Other debt securities include investments in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. These are variable rate debt instruments whose interest rates are normally reset approximately every 30 or 90 days through an auction process. As of December 31, 2010, the total fair value and cost of our security interests in CDOs was $15.3 million and $9.0 million, respectively. The total fair value and cost of our security interests in CDOs as of December 31, 2009 was $13.2 million and $9.0 million, respectively. We also own Auction Market Preferred securities issued by a monoline insurance company which are perpetual and do not have a final stated maturity. In July 2009, the issuer’s credit rating was downgraded to CC and Caa2 by Standard & Poor’s and Moody’s rating services, respectively, and the total fair value and cost of our Auction Market Preferred securities was written down to $0. Current market conditions do not allow us to estimate when the auctions for our other debt securities will resume, if ever, or if a secondary market will develop for these securities. As a result, our other debt securities are classified as long-term investments.
The cost and fair value of investments at December 31, 2010, by contractual years-to-maturity, are presented below (in thousands):

	Cost	Fair Value
Due within one year	$502,121	$502,316
Due in ten years or greater	8,959	15,251
Total	$511,080	$517,567

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

4.	Property, Plant and Equipment
Property, plant and equipment as of December 31, 2010 and 2009 consisted of the following (in thousands):

	Useful	December 31,
	Lives (Years)	2010	2009
Network and base station equipment	5-15	$3,160,790	$901,814
Customer premise equipment	2	147,959	60,108
Furniture, fixtures and equipment	3-7	433,858	216,598
	Lesser of useful
Leasehold improvements	life or lease term	49,712	18,128
Construction in progress	N/A	1,299,244	1,623,703
		5,091,563	2,820,351
Less: accumulated depreciation and amortization		(627,029)	(223,831)
		$4,464,534	$2,596,520

	Year Ended December 31,
	2010	2009	2008
Supplemental information (in thousands):
Capitalized interest	$208,595	$140,168	$4,469
Depreciation expense	$435,236	$170,131	$54,811

We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At December 31, 2010, we have recorded capital lease assets with an original cost of $73.0 million within network and base station equipment.
Construction in progress is primarily composed of costs incurred during the process of completing network projects. The balance at December 31, 2010 also includes $289.8 million of network and base station equipment not yet assigned to a project, $56.6 million of CPE that we intend to lease and $97.9 million of costs related to information technology, which we refer to as IT, and other corporate projects.
We periodically assess certain assets that have not yet been deployed in our networks, including equipment and cell site development costs. This assessment includes the provision for identified differences between recorded amounts and the results of physical counts and the write-off of network equipment and cell site development costs whenever events or changes in circumstances cause us to conclude that such assets are no longer needed to meet management’s strategic network plans and will not be deployed. With the substantial completion of our prior build plans and due to the uncertainty of the extent and timing of future expansion of our networks, we reviewed all network projects in process. Any projects that no longer fit within management’s strategic network plans were abandoned and the related costs written down.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

We incurred the following losses associated with property, plant and equipment for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Loss from abandonment and impairment of network and other assets:
Abandonment of network projects	$180,001	$7,916	$—
Impairment of assets held by international subsidiaries(1)	10,351	—	—
Total loss from abandonment and impairment of network and other assets	190,352	7,916	—
Charges for identified differences between recorded amounts and the results of physical counts and excessive and obsolete equipment(2)	159,160	52,958	—
Total losses on property, plant and equipment	$349,512	$60,874	$—

_______________________________________

(1)	Includes impairment losses of $7.4 million on spectrum licenses and other intangible assets.

(2)	Included in Cost of goods and services and network costs on the consolidated statements of operations.

5.	Spectrum Licenses
Owned and leased spectrum licenses as of December 31, 2010 and 2009 consisted of the following (in thousands):

		December 31, 2010			December 31, 2009
	Wtd Avg Lease Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	Indefinite	$3,110,871	$—	$3,110,871	$3,082,401	$—	$3,082,401
Definite-lived owned spectrum	16-20 years	100,474	(8,630)	91,844	118,069	(6,268)	111,801
Spectrum leases and prepaid spectrum	25 years	1,320,309	(120,370)	1,199,939	1,323,405	(62,937)	1,260,468
Pending spectrum and transition costs	N/A	14,838	—	14,838	40,464	—	40,464
Total spectrum licenses		$4,546,492	$(129,000)	$4,417,492	$4,564,339	$(69,205)	$4,495,134

Indefinite and Definite-lived Owned Spectrum Licenses — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States and internationally. These licenses are generally acquired as an asset purchase or through a business combination. In some cases, we acquire licenses directly from the governmental authority in the applicable country. These licenses are considered indefinite-lived intangible assets, except for the licenses acquired in Spain and Germany, which are considered definite-lived intangible assets due to limited license renewal history in these countries.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

	Year Ended December 31,
	2010	2009	2008
Supplemental Information (in thousands):
Amortization of prepaid spectrum licenses	$57,433	$57,898	$17,109
Amortization of definite-lived owned spectrum	$4,171	$5,689	$447

As of December 31, 2010, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

	Spectrum Leases and Prepaid Spectrum	Definite- Lived Owned Spectrum	Total
2011	$52,849	$5,475	$58,324
2012	52,704	5,475	58,179
2013	52,036	5,475	57,511
2014	51,710	5,475	57,185
2015	51,584	5,475	57,059
Thereafter	939,056	64,469	1,003,525
Total	$1,199,939	$91,844	$1,291,783

We expect that all renewal periods in our leases will be renewed by us, and the costs to renew to be immaterial.

6.	Other Intangible Assets
Other intangible assets as of December 31, 2010 and 2009 consisted of the following (in thousands):

	December 31, 2010				December 31, 2009
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	4 — 7 years	$115,418	$(57,001)	$58,417	$120,231	$(34,084)	$86,147
Trade names and trademarks	5 years	3,804	(1,585)	2,219	3,804	(824)	2,980
Patents and other	10 years	3,166	(894)	2,272	3,164	(578)	2,586
Total other intangibles		$122,388	$(59,480)	$62,908	$127,199	$(35,486)	$91,713

As of December 31, 2010, the future amortization of other intangible assets is expected to be as follows (in thousands):

2011	$21,465
2012	16,870
2013	12,293
2014	7,728
2015	3,861
Thereafter	691

Total	$62,908

	Year Ended December 31,
	2010	2009	2008
Supplemental Information (in thousands):
Amortization expense	$26,705	$32,443	$2,888

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

7.	Other Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Accounts payable and accrued expenses:
Accounts payable	$329,859	$377,890
Accrued interest	37,578	28,670
Salaries and benefits	52,636	44,326
Business and income taxes payable	21,456	25,924
Other accrued expenses	14,361	19,423
Total accounts payable and accrued expenses	455,890	496,233
Other current liabilities:
Derivative instruments	167,892	—
Deferred revenues	22,401	16,060
Current portion of long-term debt	19,364	—
Other	21,306	31,134
Total other current liabilities	230,963	47,194
Total	$686,853	$543,427

In connection with the cost reduction initiatives and associated workforce reductions announced in the fourth quarter of 2010, we have accrued approximately $4.7 million at December 31, 2010 related to severance costs in accounts payable and accrued expenses.
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2010	2009
Deferred rents associated with tower and spectrum leases	$394,495	$164,091
Other	66,557	66,883
Total	$461,052	$230,974

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

8.	Income Taxes
The income tax provision consists of the following for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current taxes:
International	$335	$(389)	$325
Federal	—	—	—
State	700	148	—
Total current taxes	1,035	(241)	325
Deferred taxes:
International	(1,191)	953	(87)
Federal	—	—	51,686
State	—	—	9,683
Total deferred taxes	(1,191)	953	61,282
Income tax (benefit) provision	$(156)	$712	$61,607

The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.7	0.8	(1.5)
Non-controlling interest	(27.6)	(25.9)	—
Other, net	0.1	0.7	0.2
Valuation allowance	(8.2)	(10.7)	(50.3)
Effective income tax rate	—%	(0.1)%	(16.6)%

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Components of deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows (in thousands):

	December 31,
	2010	2009
Noncurrent deferred tax assets:
Net operating loss carryforward	$932,818	$718,853
Capital loss carryforward	6,620	6,230
Other assets	7,307	13,573
Total deferred tax assets	946,745	738,656
Valuation allowance	(696,887)	(573,165)
Net deferred tax assets	249,858	165,491
Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	238,286	142,434
Spectrum licenses	16,164	19,437
Other intangible assets	659	9,937
Other	313	36
Total deferred tax liabilities	255,422	171,844
Net deferred tax liabilities	$5,564	$6,353

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, capital loss or tax credit carryforwards are utilized.
Pursuant to the Transactions, the assets of Old Clearwire and its subsidiaries were combined with the spectrum and certain other assets of the Sprint WiMAX Business. In conjunction with the acquisition of Old Clearwire by the Sprint WiMAX Business, these assets along with the $3.2 billion of capital from the Investors were contributed to Clearwire Communications. Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire Communications is treated as a partnership for United States federal income tax purposes and therefore does not pay income tax in the United States and any current and deferred tax consequences arise at the partner level, including Clearwire. Other than balances associated with the timing of deductions for prepaid expenses and those associated with the non-United States operations, the only temporary difference for Clearwire after the Closing is the basis difference associated with our investment in the partnership. Consequently, we recorded a deferred tax liability for the difference between the financial statement carrying value and the tax basis we hold in our interest in Clearwire Communications as of the date of the Transactions.
We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications will not fully reverse within the carryforward period of the net operating losses and accordingly represents relevant future taxable income.
We file income tax returns for Clearwire and our subsidiaries in the United States Federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2010, the tax returns for Clearwire for the years 2003 through 2009 remain open to examination by the Internal Revenue Service and various state tax authorities. In

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

addition, Old Clearwire acquired United States and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and certain tax returns remain open to examination by United States and foreign tax authorities for tax years as far back as 1998.
As of December 31, 2010, we had United States federal tax net operating loss carryforwards of approximately $2.19 billion. A portion of the net operating loss carryforward is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. The net operating loss carryforwards begin to expire in 2021. We had $327.2 million of tax net operating loss carryforwards in foreign jurisdictions; $166.8 million have no statutory expiration date, $160.3 million begins to expire in 2015, and the remainder of $97,000 begins to expire in 2011.
Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As December 31, 2010, we had no material uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

9.	Long-term Debt, Net
Long-term debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
Senior Secured Notes and Rollover Notes	12.00%	12.92%	2015	$2,947,494	$(42,387)	$2,905,107
Second-Priority Secured Notes	12.00%	12.39%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.65%	2040	729,250	(230,121)	499,129
Vendor Financing Notes	LIBOR based(2)	6.16%	2014	60,251	(264)	59,987
Capital lease obligations				72,160	—	72,160
Total debt, net				$4,309,155	$(272,772)	4,036,383
Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(19,364)
Total long-term debt, net						$4,017,019

_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the consolidated balance sheet.

	2009
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
Senior Secured Notes and Rollover Notes	12.00%	13.02%	2015	$2,772,494	$(57,763)	$2,714,731
Total long-term debt, net						$2,714,731

_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Notes
Senior Secured Notes and Rollover Notes — During the fourth quarter of 2009, Clearwire Communications completed offerings of $2.52 billion 12% senior secured notes due 2015, which we refer to as the Senior Secured Notes. We used $1.16 billion of the proceeds to retire indebtedness under the senior term loan facility that we assumed from Old Clearwire and recognized a gain on extinguishment of debt of $8.3 million, net of transaction costs. The Senior Secured Notes provide for bi-annual payments of interest in June and December. In connection with the issuance of the Senior Secured Notes, we also issued $252.5 million of notes to Sprint and Comcast with identical terms as the Senior Secured Notes, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the senior term loan facility.
During December 2010, Clearwire Communications issued an additional $175.0 million of Senior Secured Notes with identical terms.
The holders of the Senior Secured Notes and Rollover Notes have the right to require us to repurchase all of the notes upon the occurrence of a change of control event or a sale of certain assets, at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Prior to December 1, 2012, we may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price of 112% of the aggregate principal amount, plus any unpaid accrued interest to the repurchase date. After December 1, 2012, we may redeem all or a part of the Senior Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.
Our payment obligations under the Senior Secured Notes and Rollover Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien basis. The Senior Secured Notes and Rollover Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.
Second-Priority Secured Notes — During December 2010, Clearwire Communications completed an offering of $500 million 12% second-priority secured notes due 2017, which we refer to as the Second-Priority Secured Notes. The Second-Priority Secured Notes provide for bi-annual payments of interest in June and December.
The holders of the Second-Priority Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of a change of control event or a sale of certain assets at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Second-Priority Secured Notes at a redemption price of 112% of the aggregate principal amount, plus any unpaid accrued interest to the repurchase date. After December 1, 2014, we may redeem all or a part of the Second-Priority Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.
Our payment obligations under the Second-Priority Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a second-priority lien basis. The Second-Priority Secured Notes contain the same limitations on our activities as those of the Senior Secured Notes and Rollover Notes.
Exchangeable Notes — During December 2010, Clearwire Communications completed offerings of $729.2 million 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes. The Exchangeable Notes provide for bi-annual payments of interest in June and December. The Exchangeable Notes are subordinated to the Senior Secured Notes and Rollover Notes and rank equally in right of payment with the Second-Priority Secured Notes.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

The holders of the Exchangeable Notes have the right to exchange their notes for Clearwire Corporation’s Class A common stock, which we refer to as Class A Common Stock, at any time, prior to the maturity date. We have the right to settle the exchange by delivering cash or shares of Class A Common Stock, subject to certain conditions. The initial exchange rate for each note is 141.2429 shares per $1,000 note, equivalent to an initial exchange price of approximately $7.08 per share, subject to adjustments upon the occurrence of certain corporate events. Upon exchange, we will not make additional cash payment or provide additional shares for accrued or unpaid interest, make-whole premium or additional interest.
The holders of the Exchangeable Notes have the right to require us to repurchase all of the notes upon the occurrence of a fundamental change event at a price of 100% of the principal amount plus any unpaid accrued interest to the repurchase date. The holders who elect to exchange the Exchangeable Notes in connection with the occurrence of a fundamental change will be entitled to additional shares that are specified based on the date on which such event occurs and the price paid per share of Class A Common Stock in the fundamental change, with a maximum number of shares issuable per note not to exceed 169.4915 shares. The holders of the Exchangeable Notes have the option to require us to repurchase for cash the Exchangeable Notes on December 1, 2017, 2025, 2030 and 2035 at a price equal to 100% of the principal amount of the notes plus any unpaid accrued interest to the repurchase date. On or after December 1, 2017, we may, at our option, redeem all or part of the Exchangeable Notes at a price equal to 100% of the principal amount of the notes plus any unpaid accrued interest to the redemption date.
Our payment obligations under the Exchangeable Notes are guaranteed by certain domestic subsidiaries in the same priority as the Second-Priority Secured Notes.
Upon issuance of the Exchangeable Notes, we recognized a derivative liability representing the embedded exchange feature with an estimated fair value of $231.5 million and an associated debt discount on the Exchangeable Notes. The discount is accreted over the expected life, approximately 7 years, of the Exchangeable Notes using the effective interest rate method. See Note 10, Derivative Instruments, for additional discussion of the derivative liability.
Vendor Financing Notes
During 2010, we entered into a vendor financing facility allowing us to obtain up to $160.0 million of financing by entering into notes, which we refer to as Vendor Financing Notes, until January 31, 2011. The Vendor Financing Notes have a coupon rate based on the 3-month LIBOR plus a spread of 5.50% which are due quarterly and mature in 2014. We utilized $60.3 million of this vendor financing facility in 2010.
On January 31, 2011, the vendor financing facility was amended to allow us to obtain up to an additional $95.0 million of financing until January 31, 2012. The coupon rate and terms of the notes under the amended facility are identical to those of the original Vendor Financing Notes except that they mature in 2015.
Capital Lease Obligations
During 2010, we have entered into capital lease facilities which allow us to obtain up to $99.0 million of financing with 4 year terms, until August 16, 2011. In addition, we also lease certain network construction equipment under capital leases with 12 year lease terms.
As of December 31, 2010, approximately $132.4 million of our outstanding debt, comprised of Vendor Financing Notes and capital lease obligations, is secured by assets classified as network and base station equipment.
Future Payments — For future payments on our long-term debt see Note 12, Commitments and Contingencies.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Interest Expense — Interest expense included in our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008, consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Interest coupon	$346,984	$145,453	$19,347
Accretion of debt discount and amortization of debt premium, net	14,479	64,183	1,667
Capitalized interest	(208,595)	(140,168)	(4,469)
	$152,868	$69,468	$16,545

10.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes issued in December 2010 constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized exchange options, which we refer to as Exchange Options, with an estimated fair value of $231.5 million as a derivative liability. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 103.0 million shares and mature in 2040. We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our consolidated statements of operations. At December 31, 2010, the Exchange Options’ estimated fair value of $167.9 million was reported in other current liabilities on our consolidated balance sheet. For the year ended December 31, 2010, we recognized a gain of $63.6 million from the changes in the estimated fair value since inception in gain (loss) on derivative instruments in our consolidated statements of operations. See Note 11, Fair Value, for information regarding valuation of the Exchange Options.
During 2009, we had two interest rate swap contracts which were based on 3-month LIBOR with a combined notional of $600.0 million. We used these swaps as economic hedges of the interest rate risk related to a portion of our long-term debt. The interest rate swaps were used to reduce the variability of future interest payments on our LIBOR based debt. We were not holding these interest rate swap contracts for trading or speculative purposes. We did not apply hedge accounting to these swaps, therefore the gains and losses due to changes in fair value were reported in other income (expense), net in our consolidated statements of operations.
For the year ended December 31, 2009, we recognized a net loss of $7.0 million on undesignated swap contracts. During the fourth quarter of 2009, we terminated the swap contracts and paid the swap counterparties $18.4 million which consisted of $14.7 million mark to market losses and $3.7 million accrued interest.

11.	Fair Value
The following is a description of the valuation methodologies and pricing assumptions we used for financial instruments measured and recorded at fair value on a recurring basis in our financial statements and the classification of such instruments pursuant to the valuation hierarchy.
Cash Equivalents and Investments
Where quoted prices for identical securities are available in an active market, we use quoted market prices to determine the fair value of investment securities and cash equivalents, and they are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Government and Agency Issues and money market mutual funds for which there are quoted prices in active markets.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

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
Derivatives
Derivatives are classified in Level 3 of the valuation hierarchy. To estimate the fair value, we use an income approach based on valuation models, including option pricing models and discounted cash flow models. We maximize the use of market-based observable inputs in the models and develop our own assumptions for unobservable inputs based on management estimates of market participants’ assumptions in pricing the instruments.
We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility. The stock price volatility is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance.
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,233,562	$—	$—	$1,233,562
Short-term investments	$502,316	$—	$—	$502,316
Long-term investments	$—	$—	$15,251	$15,251
Other assets — derivative assets	$—	$—	$292	$292
Financial liabilities:
Other current liabilities — derivative liabilities	$—	$—	$(167,892)	$(167,892)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2009 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,698,017	$—	$—	$1,698,017
Short-term investments	$2,106,661	$—	$—	$2,106,661
Long-term investments	$74,516	$—	$13,171	$87,687

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2010 (in thousands):

	January 1, 2010	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2010	Net Unrealized Gains (Losses) Included in 2010 Earnings Relating to Instruments Held at December 31, 2010
Long-term investments:
Other debt securities	$13,171	$—	$—		$2,080	$15,251	$—
Other assets:
Derivatives	—	648	(356)	(1)	—	292	(356)
Other current liabilities:
Derivatives	—	(231,503)	63,611	(1)	—	(167,892)	63,611

_______________________________________

(1)	Included in Gain (loss) on derivative instruments in the consolidated statements of operations.
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2009 (in thousands):

	January 1, 2009	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2009	Net Unrealized Gains (Losses) Included in 2009 Earnings Relating to Instruments Held at December 31, 2009
Long-term investments:
Other debt securities	$18,974	$—	$(10,015)	(1)	$4,212	$13,171	$(10,015)
Other current liabilities:
Derivatives	(21,591)	14,652	6,939	(2)	—	—	—

_______________________________________

(1)	Included in Other income (expense), net in the consolidated statements of operations.

(2)	Included in Gain (loss) on derivative instruments in the consolidated statements of operations.
During the year ended December 31, 2010, we recognized losses of $10.8 million on nonrecurring fair value measurements, which were categorized as Level 3 measurements, on certain assets held and used by international subsidiaries. We no longer hold these assets at December 31, 2010.
The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
Debt Instruments
To estimate the fair value of the Senior Secured Notes and Rollover Notes, the Second-Priority Secured Notes and the Exchangeable Notes, we used the average indicative price from several market makers.
To estimate the fair value of the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. A level of subjectivity and judgment was used to estimate an appropriate discount rate to calculate the present value of the estimated cashflows.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
Senior Secured Notes and Rollover Notes	$2,905,107	$3,180,662	$2,714,731	$2,810,616
Second-Priority Secured Notes	$500,000	$520,833
Exchangeable Notes(1)	$499,129	$746,107
Vendor Financing Notes	$59,987	$60,793

_______________________________________

(1)	Carrying value as of December 31, 2010 is net of $230.1 million discount arising from the separation of the Exchange Options from the debt host instrument.

12.	Commitments and Contingencies
Future minimum payments under obligations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2010, are as follows (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter, including all renewal periods
Long-term debt obligations	$4,236,995	$15,062	$20,084	$20,084	$5,021	$2,947,494	$1,229,250
Interest payments	3,997,363	474,514	476,077	474,895	473,937	473,862	1,624,078
Operating lease obligations(1)	13,630,873	391,193	439,971	447,799	454,188	464,482	11,433,240
Spectrum lease obligations	5,950,009	156,579	163,057	162,037	170,480	165,151	5,132,705
Spectrum service credits	107,682	1,130	1,130	1,130	1,130	1,130	102,032
Capital lease obligations(2)	126,297	12,450	12,731	13,022	13,996	11,538	62,560
Signed spectrum agreements	9,925	9,925	—	—	—	—	—
Network equipment purchase obligations	40,222	40,222	—	—	—	—	—
Other purchase obligations	188,557	68,043	50,672	29,869	10,984	10,970	18,019
Total	$28,287,923	$1,169,118	$1,163,722	$1,148,836	$1,129,736	$4,074,627	$19,601,884

_______________________________________

(1)	Includes executory costs of $36.2 million.

(2)	Payments include $54.1 million representing interest.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Spectrum lease expense	$222,560	$201,461	$72,923
Amortization of prepaid spectrum licenses	57,433	57,898	17,109
Total spectrum lease expense	$279,993	$259,359	$90,032
Operating lease expense	$481,631	$245,351	$51,345

Other spectrum commitments — We have commitments to provide Clearwire services to certain lessors in launched markets, and reimbursement of capital equipment and third-party service expenditures of the lessors over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the years ended December 31, 2010, 2009 and 2008 we satisfied $987,000, $779,000 and $76,000, respectively, related to these commitments. The maximum remaining commitment at December 31, 2010 is $107.7 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.
As of December 31, 2010, we have signed agreements to acquire approximately $9.9 million in new spectrum, subject to closing conditions. These transactions are expected to be completed within the next twelve months.
Network equipment purchase obligations — We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable and outstanding purchase orders for network equipment for which we believe delivery is likely to occur.
Other purchase obligations — We have purchase obligations that include minimum purchases we have committed to purchase from suppliers over time and/or unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the actual delivery and acceptance of products or services. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes blanket purchase order amounts where the orders are subject to cancellation or termination at our discretion or where the quantity of goods or services to be purchased or the payment terms are unknown because such purchase orders are not firm commitments.
AMDOCS Agreement — On March 31, 2009, we entered into a Customer Care and Billing Services Agreement, as amended, which we refer to as the Amdocs Agreement, with Amdocs Software Systems Limited, which we refer to as Amdocs, under which Amdocs will provide a customized customer care and billing platform, which we refer to as the Platform, to us. In connection with the provision of these services and the establishment of the Platform, Amdocs will also license certain of its software to us.
The initial term of the Amdocs Agreement is seven years. Under the terms of the Amdocs Agreement, we are required to pay Amdocs licensing fees, implementation fees, monthly subscriber fees, and reimbursable expenses. In addition, the Amdocs Agreement contains detailed terms governing implementation and maintenance of the Platform; performance specifications; acceptance testing; charges, credits and payments; and warranties.
Legal proceedings — As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us. It is possible, however, that our business, financial condition and results of operations in future periods could be materially and adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.
On April 22, 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs from Hawaii, Minnesota, North Carolina and Washington (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. On May 27, 2009, an amended complaint was filed and served, adding seven additional plaintiffs, including individuals from New Mexico, Virginia and Wisconsin. On June 2, 2009, plaintiffs served the amended complaint. We removed the action to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion. The Court granted our motion to dismiss in its entirety on February 2, 2010. Plaintiffs filed a notice of appeal to the Ninth Circuit Court of Appeals. Oral argument before the Ninth Circuit Court of Appeals took place on November 3, 2010. The Court has not yet ruled on the appeal. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
On September 1, 2009, we were served with a purported class action lawsuit filed in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. On October 22, 2009, the Court issued a stipulated order granting plaintiff until October 29, 2009 to file an Amended Complaint. The parties further stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss that was fully briefed on January 15, 2010. On February 22, 2010 the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, which we refer to as BOR, a purported collection agency, as a co-defendant. The parties have stipulated that plaintiff may file a Fourth Amended Complaint adding two new class representatives. Clearwire’s response to the Fourth Amended Complaint is due March 3, 2011. Plaintiffs’ motion for class certification is due April 7, 2011. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
We have been engaged in ongoing negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G smartphone usage under our commercial agreements with Sprint. On October 29, 2010, we received a notice from Sprint initiating an arbitration process to resolve these issues. On November 22, 2010, in response to the notice, we commenced an arbitration action against Sprint with the American Arbitration Association, which we refer to as AAA. The primary dispute between the parties relates to the pricing to be paid to us for smartphone usage by Sprint and Sprint’s subscribers over our 4G network. In particular, the parties are disputing the proper interpretation and enforceability of the 4G MVNO Agreement with respect to the options for such smartphone pricing. We filed our Statement of Claim against Sprint on December 14, 2010. On January 21, 2011, Sprint answered the Statement of Claim and asserted counterclaims seeking related relief under the 4G MVNO Agreement. On February 7, 2011, Clearwire filed its reply to Sprint’s counterclaims, denying all material allegations in Sprint’s response and counterclaims and asserting various affirmative defenses. The action will

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

proceed before a single arbitrator, but no arbitrator has been appointed yet and no final hearing dates have been scheduled. Finally, while not part of this arbitration action, the parties have served on each other various notices preserving their rights to arbitrate certain invoices relating to multi-mode devices submitted by both parties under the 3G MVNO and 4G MVNO Agreements. But no arbitration action has been commenced with regard to any of those invoices at this time. The process is in the early stages, and its outcome is unknown.
On November 15, 2010 a purported class action was filed by Angelo Dennings against Clearwire in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include violations of the Computer Fraud and Abuse Act, breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. Plaintiff had indicated that it will file an Amended Complaint adding additional class representatives by March 3, 2011. If the Amended Complaint is filed, Clearwire’s responsive motions are due March 31, 2011. This case is in the early stages of litigation, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material adverse effect on our business, financial condition or results of operations.
Indemnification agreements — We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not probable nor estimable.

13.	Share-Based Payments
In connection with the Closing, we assumed the Old Clearwire 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, the Old Clearwire 2007 Stock Compensation Plan, which we refer to as the 2007 Plan, and the Old Clearwire 2003 Stock Option Plan, which we refer to as the 2003 Plan. Share grants generally vest ratably over four years and expire no later than ten years after the date of grant. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired, or a combination thereof. At December 31, 2010, there were 55,324,492 shares available for grant under the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock awards to our employees, directors and consultants. With the adoption of the 2008 Plan, no additional stock options will be granted under the 2007 Plan or the 2003 Plan.
Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.
Restricted Stock Units
In connection with the Transactions, all Old Clearwire restricted stock units, which we refer to as RSUs, issued and outstanding at the Closing were exchanged on a one-for-one basis for RSUs with equivalent terms. Following

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

the Closing, we granted RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.
A summary of the RSU activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

	Number of RSU’s	Weighted- Average Grant Price
Restricted stock units outstanding — January 1, 2008	—
Restricted stock units acquired in purchase accounting — November 28, 2008	3,216,500	$13.19
Granted	716,000	4.10
Forfeited	(43,000)	—
Released	(508,098)	5.18
Cancelled	(108,777)	—
Restricted stock units outstanding — December 31, 2008	3,272,625	$13.19
Granted	10,938,677	4.39
Forfeited	(1,217,857)	5.17
Released	(1,140,251)	6.95
Cancelled	—	—
Restricted stock units outstanding — December 31, 2009	11,853,194	$4.60
Granted	10,523,277	6.71
Forfeited	(3,613,124)	5.55
Released	(4,087,694)	4.22
Cancelled	—	—
Restricted stock units outstanding — December 31, 2010	14,675,653	$5.99

The total fair value of grants during 2010, 2009 and 2008 was $70.6 million, $48.0 million and $2.9 million, respectively. The intrinsic value of RSUs released during the years ended December 31, 2010, 2009 and 2008 was $29.5 million, $7.9 million and $3.2 million, respectively. As of December 31, 2010, there were 14,675,653 RSUs outstanding and total unrecognized compensation cost of approximately $50.3 million, which is expected to be recognized over a weighted-average period of approximately 1.6 years.
For the years ended December 31, 2010, 2009 and 2008, we used a forfeiture rate of 7.15%, 7.75% and 7.50%, respectively, in determining compensation expense for RSUs.
Stock Options
In connection with the Transactions, all Old Clearwire stock options issued and outstanding at the Closing were exchanged on a one-for-one basis for stock options with equivalent terms. Following the Closing, we granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

A summary of option activity from January 1, 2008 through December 31, 2010 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value As of 12/31/2010 (In millions)
Options outstanding — January 1, 2008	—
Options acquired in purchase accounting — November 28, 2008	19,093,614	$14.38
Granted	425,000	4.10
Forfeited	(337,147)	11.64
Exercised	(9,866)	3.00
Options outstanding — December 31, 2008	19,171,601	$14.21	6.36
Granted	7,075,000	4.30
Forfeited	(4,084,112)	15.13
Exercised	(624,758)	3.51
Options outstanding — December 31, 2009	21,537,731	$11.09	6.39
Granted	996,648	7.37
Forfeited	(3,007,895)	12.79
Exercised	(3,083,243)	4.44
Options outstanding — December 31, 2010	16,443,241	$11.80	5.69	$7.7
Vested and expected to vest — December 31, 2010	15,773,721	$12.01	5.59	$7.2
Exercisable outstanding — December 31, 2010	11,074,772	$13.93	4.68	$3.3

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $10.5 million, $2.3 million and $15,000, respectively.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Information regarding stock options outstanding and exercisable as of December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
	Number of	Weighted Average Contractual Life Remaining	Weighted Average Exercise	Number of	Weighted Average Exercise
Exercise Prices	Options	(Years)	Price	Options	Price
$2.25 — $3.00	454,701	1.25	$2.86	454,701	$2.86
$3.03	2,902,000	8.16	3.03	952,000	3.03
$3.53 — $5.45	562,625	6.61	4.34	237,875	4.31
$6.00	2,029,238	3.94	6.00	2,029,238	6.00
$6.07 — $7.66	1,940,656	8.64	7.13	410,625	7.24
$7.87 — $15.00	2,241,589	5.16	11.78	1,338,283	13.26
$16.02	138,625	2.60	16.02	125,875	16.02
$17.11	1,768,442	3.55	17.11	1,346,218	17.11
$18.00 — $20.16	1,667,621	4.50	18.09	1,663,871	18.08
$23.30 — 25.33	2,737,744	5.54	24.25	2,516,086	24.27
Total	16,443,241	5.69	$11.80	11,074,772	$13.93

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Expected volatility	58.80%-62.22%	63.35%-67.65%	66.52%
Expected dividend yield	—	—	—
Expected life (in years)	6.25	4/6/1975	4.75
Risk-free interest rate	2.00%-3.15%	1.36% - 2.98%	1.93%
Weighted average fair value per option at grant date	$4.27	$2.63	$2.24

The fair value of option grants in 2010 and 2009 was $4.3 million and $18.6 million, respectively. In addition to options issued in exchange as part of the Transactions, the fair value of option grants during 2008 was $954,000. The total fair value of options vested during the years ended December 31, 2010, 2009 and 2008 was $9.8 million, $5.8 million and $815,000, respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2010 was approximately $5.8 million and is expected to be recognized over a weighted average period of approximately 1.3 years.
For the years ended December 31, 2010, 2009 and 2008, we used a forfeiture rate of 10.09%, 12.66% and 12.66% respectively, in determining compensation expense for options.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Share-based compensation expense recognized for all plans for the years ended December 31, 2010, 2009 and 2008 is as follows (in thousands):

	Year Ended December 31.
	2010	2009	2009
Options	$16,749	$6,386	$2,371
RSUs	30,582	20,091	1,292
Sprint Equity Compensation Plans	204	1,035	2,802
	$47,535	$27,512	$6,465

During the years ended December 31, 2010, 2009 and 2008, we recorded $10.9 million, $2.4 million and $0, respectively, of additional compensation expense related to the accelerated vesting of options and RSUs.
Sprint Equity Compensation Plans
In connection with the Transactions, certain of the Sprint WiMAX Business employees became employees of Clearwire and currently hold unvested Sprint stock options and RSUs in Sprint’s equity compensation plans, which we refer to collectively as the Sprint Plans. The underlying share for awards issued under the Sprint Plans is Sprint common stock. The Sprint Plans allow for continued plan participation as long as the employee remains employed by a Sprint subsidiary or affiliate. Under the Sprint Plans, options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest over a period of up to four years and have a contractual term of ten years. RSUs generally have both performance and service requirements with vesting periods ranging from one to three years. RSUs granted after the second quarter 2008 included quarterly performance targets but were not granted until performance targets were met. Therefore, at the grant date these awards only had a remaining service requirement and vesting period of six months following the last day of the applicable quarter. Employees who were granted RSUs were not required to pay for the shares but generally must remain employed with Sprint or a subsidiary, until the restrictions lapse, which was typically three years or less. At December 31, 2010, there were 35,257 unvested options and 66,451 unvested RSUs outstanding.
The share-based compensation associated with these employees is incurred by Sprint on our behalf. Sprint provided us with the fair value of the options and RSUs for each reporting period, which must be remeasured based on the fair value of the equity instruments at each reporting period until the instruments are vested. Total unrecognized share-based compensation costs related to unvested stock options and RSUs outstanding as of December 31, 2010 was $6,000 and $27,000, respectively, and is expected to be recognized over approximately one year.

14.	Stockholders’ Equity
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Class B Common Stock
The Class B Common Stock represents non-economic voting interests in Clearwire, and holders of this stock are considered the non-controlling interests for the purposes of financial reporting. Identical to the Class A Common Stock, the holders of Class B Common Stock are entitled to one vote per share. However, they do not have any rights to receive distributions other than stock dividends paid proportionally to each outstanding Class A and Class B Common Stockholder or upon liquidation of Clearwire, an amount equal to the par value per share, which is $0.0001 per share.
Each holder of Class B Common Stock holds an equivalent number of Clearwire Communications Class B Common Interests, which, in substance, reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Class A Common Stock.
Private Placement
On November 9, 2009, we entered into an investment agreement, which we refer to as the Investment Agreement, with each of Sprint, Comcast Corporation, which we refer to as Comcast, Intel Corporation, which we refer to as Intel, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks, LLC, which we refer to as Bright House, and Eagle River Holdings LLC, which we refer to as Eagle River, who we collectively refer to as the Participating Equityholders, providing for additional equity investments by the Participating Equityholders and new debt investments by certain of these investors. The Investment Agreement sets forth the terms of the transactions pursuant to which the Participating Equityholders invested in Clearwire Communications an aggregate of approximately $1.564 billion in exchange for 213,369,711 shares of Clearwire Communications non-voting Class B Common Interest and Clearwire Communications voting interests, which we refer to as the Private Placement, and the investment by certain of the Participating Equityholders in Rollover Notes.
The Private Placement was consummated in three closings. On November 9, 2009, the Participating Equityholders contributed in aggregate approximately $1.057 billion in cash in exchange for 144,231,268 Clearwire Communications Class B Common Interests, and Clearwire Communications voting interests, which we collectively refer to as Clearwire Communications Interests, pro rata based on their respective investment amounts. We refer to this closing as the First Investment Closing. On December 21, 2009, the Participating Equityholders contributed in aggregate approximately $440.3 million in cash in exchange for 60,066,822 Clearwire Communications Interests. We refer to this closing as the Second Investment Closing. On March 2, 2010, the Participating Equityholders contributed in aggregate approximately $66.5 million in cash in exchange for 9,071,621 Clearwire Communications Interests. We refer to the consummation of this purchase as the Third Investment Closing.
In the Private Placement, the Participating Equityholders agreed to invest in Clearwire Communications a total of $1.564 billion in exchange for Clearwire Communications Interests in the following amounts (in millions, except for Interests):

Investor	Investment	Interests
Sprint	$1,176.0	160,436,562
Comcast	196.0	26,739,427
Time Warner Cable	103.0	14,051,841
Bright House	19.0	2,592,087
Intel	50.0	6,821,282
Eagle River	20.0	2,728,512
	$1,564.0	213,369,711

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Immediately following the receipt by the Participating Equityholders of Clearwire Communications Interests, each of the Participating Equityholders agreed to contribute to Clearwire its Clearwire Communications voting interests in exchange for an equal number of shares of Clearwire’s Class B Common Stock, par value $0.0001 per share.
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

At the Second Investment Closing, Clearwire Communications delivered a portion of the Over Allotment Fee, $6.9 million in cash and $9.5 million in Clearwire Communications Class B Common Interests, valued at $7.33 per interest, and an equal number of Clearwire Communications Voting Interests to Sprint, $2.7 million in cash to Comcast, $1.4 million in cash to Time Warner Cable and $275,000 in cash to Bright House. At the Third Investment Closing, Clearwire Communications paid the remaining Over Allotment Fee of $3.2 million, in the aggregate. Clearwire Communications delivered the applicable Over Allotment Fee to Sprint, one-half in cash and one-half in the form of Clearwire Communications Class B Common Interests valued at $7.33 per interest and an equal number of Clearwire Communications Voting Interests, and to Comcast, Time Warner Cable and Bright House Networks in cash.
Clearwire holds all of the outstanding Clearwire Communications Class A Common Interests, and all the outstanding Clearwire Communications voting interests, representing 25% of the economics and 100% of the voting rights of Clearwire Communications as of December 31, 2010.
The following table lists the interests in Clearwire as of December 31, 2010:

	Class A	Class A Common Stock %	Class B Common	Class B Common Stock %		Total %
Investor	Common Stock	Outstanding	Stock(1)	Outstanding	Total	Outstanding
Sprint	—	—	531,724,348	71.5%	531,724,348	53.9%
Comcast	—	—	88,504,132	11.9%	88,504,132	8.9%
Time Warner Cable	—	—	46,404,782	6.2%	46,404,782	4.7%
Bright House	—	—	8,474,440	1.1%	8,474,440	0.9%
Intel	36,666,666	15.1%	65,644,812	8.9%	102,311,478	10.3%
Eagle River	35,922,958	14.7%	2,728,512	0.4%	38,651,470	3.9%
Google Inc.	29,411,765	12.1%	—	—	29,411,765	3.0%
Other Shareholders	140,954,238	57.9%	—	—	140,954,238	14.3%
CW Investment Holdings LLC	588,235	0.2%	—	—	588,235	0.1%
	243,543,862	100.0%	743,481,026	100.0%	987,024,888	100.0%

_______________________________________

(1)	The holders of Class B Common Stock hold an equivalent number of Clearwire Communications Class B Common Interests.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Sprint and the Investors, other than Google, Inc., which we refer to as Google, own shares of Class B Common Stock, which have equal voting rights to Clearwire’s $0.0001 par value, Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock. Sprint and the Investors, other than Google, hold their economic rights through ownership of Clearwire Communications Class B Common Interests. Google owns shares of Class A Common Stock.
Under the Investment Agreement, Clearwire committed to a rights offering, pursuant to which rights to purchase shares of Class A Common Stock were granted to each holder of Class A Common Stock along with certain participating securities as of December 17, 2009, which we refer to as the Rights Offering. We distributed subscription rights which were exercisable for up to 93,903,300 shares of Class A Common Stock. Each subscription right entitled a shareholder to purchase 0.4336 shares of Class A Common Stock at a subscription price of $7.33 per share. The subscription rights expired if they were not exercised by June 21, 2010. The Participating Equityholders and Google waived their respective rights to participate in the Rights Offering with respect to shares of Class A Common Stock they each hold as of the applicable record date. In connection with the Rights Offering, rights to purchase 39.6 million shares of Class A Common Stock were exercised for an aggregate purchase price of $290.3 million.
Clearwire Communications Interests
Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A Common Interests representing 25% of the economics of Clearwire Communications as of December 31, 2010. The holders of the Class B Common Interests own the remaining 75% of the economic interests. The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
Net loss attributable to Clearwire	$(496,875)	$(319,199)	$(29,621)
Decrease in Clearwire’s additional paid-in capital for issuance of Class A and B Common Stock related to the post-closing adjustment	—	(33,632)	—
Decrease in Clearwire’s additional paid-in capital for issuance of Class B Common Stock	(64,569)	(140,253)	—
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	301,849	17,957	161
Other effects of changes in Clearwire’s additional paid-in capital for issuance of Class A and Class B Common Stock	145,785	—	—
Change from net loss attributable to Clearwire and transfers to non-controlling interests	$(113,810)	$(475,127)	$(29,460)

The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A Common Interests, all of which are held by Clearwire, or Clearwire Communications Class B Common Interests, which are held by Sprint and the Investors, with the exception of Google. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Each holder of Clearwire Communications Class B Common Interests holds an equivalent number of shares of Clearwire’s Class B Common Stock and will be entitled at any time to exchange one share of Class B Common Stock plus one Clearwire Communications Class B Common Interest for one share of Class A Common Stock.
It is intended that at all times, the number of Clearwire Communications Class A Common Interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire. Similarly, it is intended that, at all times, Sprint and each Investor, except Google, will hold an equal number of shares of Class B Common Stock and Clearwire Communications Class B Common Interests.
Dividend Policy
We have not declared or paid any cash dividends on Class A or Class B Common Stock since the Closing. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders. The distribution of subscription rights as part of the Rights Offering represents a stock dividend distribution.
Non-controlling Interests in Clearwire Communications
Clearwire Communications is consolidated into Clearwire because we hold 100% of the voting interest in Clearwire Communications. Therefore, the holders of the Clearwire Communications Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a result, the income (loss) consolidated by Clearwire is decreased in proportion to the outstanding non-controlling interests. As of December 31, 2010, at the Clearwire level, non-controlling interests represent approximately 75% of the non-economic voting interests.
Warrants
All Old Clearwire warrants issued and outstanding at the Closing were exchanged on a one-for-one basis for warrants to purchase our Class A Common Stock with equivalent terms. The fair value of the warrants exchanged of $18.5 million was included in the calculation of purchase consideration using the Black-Scholes option pricing model and a share price of $6.62. Holders may exercise their warrants at any time, with exercise prices ranging from $3.00 to $48.00. Old Clearwire granted the holders of the warrants registration rights covering the shares subject to issuance under the warrants. As of December 31, 2010, there were 16,031,219 warrants outstanding with an expiration date of May 17, 2011, 1,400,001 warrants outstanding with an expiration date of March 12, 2012 and 375,000 warrants outstanding with an expiration date of November 13, 2012.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

15.	Net Loss Per Share
Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
Net loss	$(2,303,094)	$(1,253,846)	$(189,654)
Non-controlling interests in net loss of consolidated subsidiaries	1,815,657	928,264	159,721
	(487,437)	(325,582)	(29,933)
Distribution to warrant and restricted stock unit holders	—	(9,491)	—
Net loss attributable to Class A Common Stockholders	$(487,437)	$(335,073)	$(29,933)
Weighted average shares Class A Common Stock outstanding	222,527	194,696	189,921
Net loss per share	$(2.19)	$(1.72)	$(0.16)

The subscription rights we distributed on December 21, 2009 to purchase shares of Class A Common Stock to Class A Common Stockholders of record on December 17, 2009, warrant holders, and certain holders of RSUs represent a dividend distribution. Certain Participating Equityholders and Google, who were Class A Common Stockholders of record holding approximately 102 million shares and entitled to the subscription rights, agreed not to exercise or transfer their rights. The fair value of the rights distributed was $57.5 million or $0.51 per share of Class A Common Stock. Certain outstanding warrants meet the definition of participating securities as their terms provide for participation in distributions with Class A Common Stock prior to exercise. Therefore, the two-class method is used to compute the net loss per share and as a result, the fair value of the rights distributed to the warrant and RSU holders of $9.5 million increased the net loss attributable to Class A Common Stockholders.
Diluted Net Loss Per Share
The potential exchange of Clearwire Communications Class B Common Interests together with Class B Common Stock for Class A Common Stock will have a dilutive effect on diluted net loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Clearwire Communications Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire would be required to recognize a tax provision related to indefinite lived intangible assets.
Shares issuable upon the conversion of the Exchangeable Notes were included in the computation of diluted net loss per share for the year ended December 31, 2010 on an “if converted” basis since the result was dilutive. For purpose of this computation, the change in fair value of the Exchange Options and interest expense on the Exchangeable Notes, were reversed for the period.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Clearwire Communications Class B Common Interests and Class B Common Stock and conversion of the Exchangeable Notes, is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
Net loss attributable to Class A Common Stockholders	$(487,437)	$(335,073)	$(29,933)
Non-controlling interests in net loss of consolidated subsidiaries	(1,815,657)	(928,264)	(159,721)
Tax adjustment resulting from dissolution of Clearwire Communications	(27,117)	(27,356)	(4,158)
Reversal of gain on Exchange Options and Exchangeable Notes interest expense, upon exchange of notes	(58,296)	—	—
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	$(2,388,507)	$(1,290,693)	$(193,812)
Weighted average shares Class A Common Stock outstanding	222,527	194,696	189,921
Weighted average shares converted from Class B Common Stock outstanding	741,962	546,375	505,000
Weighted average shares converted from the Exchangeable Notes	6,276	—	—
Total weighted average shares Class A Common Stock outstanding (diluted)	970,765	741,071	694,921
Net loss per share	$(2.46)	$(1.74)	$(0.28)

Higher net loss per share on a diluted basis is due to the hypothetical loss of partnership status for Clearwire Communications upon conversion of all Clearwire Communications Class B Common Interests and Class B Common Stock and the conversion of the non-controlling interests discussed above as well as the hypothetical conversion of the Exchangeable Notes.
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
Stock options	18,380	22,154	19,317
Restricted stock units	12,414	9,488	3,054
Warrants	17,806	17,806	17,806
Subscription rights	22,657	—	—
Contingent shares	1,519	12,747	28,824
	72,776	62,195	69,001

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

The contingent shares for the year ended December 31, 2010 relate to Clearwire Communications Class B Common Interests and Clearwire Communications voting interests that were issued to Participating Equityholders upon the Third Investment Closing, as such interests can be exchanged for Class A Common Stock.
The contingent shares for the year ended December 31, 2009, primarily relate to Clearwire Communications Class B Common Interests and Clearwire Communications voting interests that were to be issued to Participating Equityholders upon the Second and Third Investment Closings as such interests, on a combined basis, can be exchanged for Class A Common Stock. The Second Investment Closing was December 21, 2009. The Third Investment Closing was March 2, 2010.
The contingent shares for the year ended December 31, 2008, relate to purchase price share adjustment of 28,235,294 million shares of Class A Common Stock and equity issuance to CW Investment Holdings of 588,235 shares of Class A Common Stock, all of which were issued in February of 2009.
We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire. Prior to the Closing, we had no equity as we were a wholly-owned division of Sprint. As such, we did not calculate or present net loss per share for the period from January 1, 2008 to November 28, 2008.

16.	Business Segments
Information about operating segments is based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. As of December 31, 2010, 2009 and 2008, we have identified two reportable segments: the United States and the international businesses.
We report business segment information as follows (in thousands):

	Year Ended December 31, 2010
	United States	International	Total
Revenues:
Retail revenue	$480,761	$21,532	$502,293
Wholesale revenue	50,593	—	50,593
Other revenue	3,749	191	3,940
Total revenues	535,103	21,723	556,826
Cost of goods and services and network costs (exclusive of items shown separately below)	912,774	14,681	927,455
Operating expenses	1,327,565	50,573	1,378,138
Depreciation and amortization	453,966	12,146	466,112
Total operating expenses	2,694,305	77,400	2,771,705
Operating loss	$(2,159,202)	$(55,677)	(2,214,879)
Other income (expense), net			(88,371)
Income tax benefit			156
Net loss			(2,303,094)
Non-controlling interest			1,815,657
Net loss attributable to Clearwire			$(487,437)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

	Year Ended December 31, 2009
	United States	International	Total
Revenues:
Retail revenue	$238,687	$30,686	$269,373
Wholesale revenue	2,503	—	2,503
Other revenue	1,608	974	2,582
Total revenues	242,798	31,660	274,458
Cost of goods and services and network costs (exclusive of items shown separately below)	410,849	17,499	428,348
Operating expenses	780,266	40,924	821,190
Depreciation and amortization	190,273	17,990	208,263
Total operating expenses	1,381,388	76,413	1,457,801
Operating loss	$(1,138,590)	$(44,753)	(1,183,343)
Other income (expense), net			(69,791)
Income tax provision			(712)
Net loss			(1,253,846)
Non-controlling interest			928,264
Net loss attributable to Clearwire			$(325,582)

	Year Ended December 31, 2008
	United States	International	Total
Revenues:
Retail revenue	$17,775	$2,714	$20,489
Wholesale revenue	—	—	—
Other revenue	—	—	—
Total revenues	17,775	2,714	20,489
Cost of goods and services and network costs (exclusive of items shown separately below)	131,192	1,333	132,525
Operating expenses	236,468	3,468	239,936
Transaction related expenses	82,960	—	82,960
Depreciation and amortization	56,074	2,072	58,146
Total operating expenses	506,694	6,873	513,567
Operating loss	$(488,919)	$(4,159)	(493,078)
Other income (expense), net			(37,662)
Income tax provision			(61,607)
Net loss			(592,347)
Non-controlling interest			159,721
Net loss attributable to Clearwire			$(432,626)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

	Year Ended December 31,
	2010	2009	2008
Capital expenditures
United States	$2,654,612	$1,533,918	$573,537
International	10,138	6,112	1,420
	$2,664,750	$1,540,030	$574,957

	December 31,
	2010	2009
Total assets
United States	$10,921,885	$11,115,815
International	118,601	152,038
	$11,040,486	$11,267,853

17.	Related Party Transactions
We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Investors, Eagle River, Switch & Data, Inc., Dashwire, Inc., Motorola, Inc. and Bell Canada, as well as others discussed below, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,
	2010	2009
Accounts receivable	$22,297	$3,221
Accounts payable and accrued expenses	$11,161	$22,521

	Year Ended December 31,
	2010	2009	2008
Revenue	$50,808	$2,230	$—
Cost of goods and services and network costs (inclusive of capitalized costs) (COGS)	$104,883	$75,283	$118,331
Selling, general and administrative (SG&A)	$7,150	$10,773	$95,840
Total contributions and advances from Sprint	$—	$—	$451,925

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
Sprint Pre-Closing Financing Amount and Amended Credit Agreement — As a result of the Transactions, we assumed the liability to reimburse Sprint for the Sprint Pre-Closing Financing Amount. We were required to pay $213.0 million, plus related interest of $4.5 million, to Sprint in cash on the first business day after the Closing, with the remainder added as the Sprint Tranche under the Amended Credit Agreement for our senior term loan facility in

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

the amount of $179.2 million. During 2009, we repaid our senior term loan facility with proceeds from our Senior Secured Notes and Rollover Notes.
Sprint — Sprint assigned, where possible, certain costs to us based on our actual use of the shared services, which included office facilities and management services, including treasury services, human resources, supply chain management and other shared services, up through the Closing. Where direct assignment of costs was not possible or practical, Sprint used indirect methods, including time studies, to estimate the assignment of its costs to us, which were allocated to us through a management fee. The allocations of these costs were re-evaluated periodically. Sprint charged us management fees for such services of $171.1 million in the year ended December 31, 2008. Additionally, we have entered into lease agreements with Sprint for various switching facilities and transmitter and receiver sites for which we recorded rent expense of $36.4 million in the year ended December 31, 2008.
Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owns the largest interest in Clearwire with an effective voting and economic interest in Clearwire of approximately 54%, and the Investors collectively owned a 28% interest in Clearwire.
Eagle River is the holder of 35,922,958 shares of our outstanding Class A Common Stock and 2,612,516 shares of our Class B Common Stock, which represents an approximate 4% ownership interest in Clearwire. Eagle River Inc., which we refer to as ERI, is the manager of Eagle River. Each entity is controlled by Craig McCaw, a former director of Clearwire. Mr. McCaw and his affiliates have significant investments in other telecommunications businesses, some of which may compete with us currently or in the future. It is likely Mr. McCaw and his affiliates will continue to make additional investments in telecommunications businesses.
As of December 31, 2010, Eagle River held warrants entitling it to purchase 613,333 shares of Class A Common Stock at an exercise price of $15.00 per share with an expiration date of May 17, 2011, and warrants to purchase 375,000 shares of Class A Common Stock at an exercise price of $3.00 per share with an expiration date of November 13, 2013.
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
Additionally, the wife of Mr. Salemme, our former Executive Vice President, Strategy, Policy and External Affairs, who is now serving as a consultant, is a Group Vice President at Time Warner Cable. She was not directly involved in any of our transactions with Time Warner Cable.
Davis Wright Tremaine LLP — The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, who currently sits on our board of directors and is our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine LLP. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the years ended December 31, 2010, 2009 and 2008, we paid $3.2 million, $4.1 million and $907,000 to Davis Wright Tremaine LLP for legal services, respectively. This does not include fees paid by Old Clearwire.
Ericsson, Inc — Ericsson, Inc., which we refer to as Ericsson, provides network deployment services to us, including site acquisition and construction management services. Dr. Hossein Eslambolchi, who currently sits on

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the year ended December 31, 2010, we capitalized $8.9 million in costs paid to Ericsson to Network and Base Station Equipment, of which $1.8 million was included in Accounts payable and other current liabilities.
Master Site Agreement — We entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the Closing. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the years ended December 31, 2010, 2009 and 2008, we recorded rent expense of $52.7 million, $28.2 million and $2.8 million, respectively.
Master Agreement for Network Services — We entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated subscribers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services is five years, but the lessee will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain of the Investors that contain commitments that extend up to five years.
IT Master Services Agreement — We entered into an IT master services agreement with the Sprint Entities, which we refer to as the IT Master Services Agreement, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase IT application services from the Sprint Entities. We may order various IT application services from the Sprint Entities, including human resources applications, supply chain and finance applications, device management services, data warehouse services, credit/address check, IT help desk services, repair services applications, customer trouble management, coverage map applications, network operations support applications, and other services. The specific services requested by us will be identified in Statements of Work to be completed by the Sprint Entities and us. The Sprint Entities will provide service levels consistent with the service levels the Sprint Entities provide to their affiliates for the same services. Pricing will be specified in each separate Statement of Work for each type of service. The term of the IT Master Services Agreement is five years, but we have the right to extend the term for an additional five years.
4G MVNO Agreement — We entered into a non-exclusive 4G MVNO agreement at the Closing with Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P., which we refer to as the 4G MVNO Agreement. We sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers marketing and reselling our wireless broadband services to their respective end user subscribers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We sell these services at prices defined in the 4G MVNO Agreement. We have been engaged in ongoing

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

negotiations with Sprint to resolve issues related to wholesale pricing for Sprint 4G smartphone usage under our commercial agreements. See Note 12, Commitments and Contingencies, for further information.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum L.P., which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access, which we refer to as CDMA and mobile voice and data communications service, which we refer to as PCS Service, for the purpose of resale to our retail customers. The PCS Service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services.
Intel Market Development Agreement — We entered into a market development agreement with Intel, which we refer to as the Intel Market Development Agreement, pursuant to which we committed to deploy mobile WiMAX on our networks and to promote the use of certain notebook computers and mobile Internet devices on our networks, and Intel would develop, market, sell and support WiMAX embedded chipsets for use in certain notebook computers and mobile Internet devices that may be used on our networks. The Intel Market Development Agreement will last for a term of seven years from the date of the agreement, with Intel having the option to renew the agreement for successive one year terms up to a maximum of 13 additional years provided that Intel meets certain requirements. If Intel elects to renew the agreement for the maximum 20-year term, the agreement will thereafter automatically renew for successive one year renewal periods until either party terminates the agreement. The agreement may be terminated by either party with 30 days written notice of termination. Under certain circumstances, we will pay to Intel a portion of the revenues received from certain retail subscribers using certain Intel-based notebook computers, or other mutually agreed on devices on our networks, for a certain period of time. Subject to certain qualifications, we will pay to Intel activation fees for each qualifying Intel-based device activated on our networks during the initial term.
Google Products and Services Agreement — We entered into a products and services agreement with Google, which we refer to as the Google Products and Services Agreement, pursuant to which Google and we will collaborate on a variety of products and services. Google will provide advertising services to us for use with certain websites and devices, and we will utilize these Google advertising services on an exclusive basis for its retail subscribers. Google will pay us a percentage of the revenue that Google generates from these advertising services. Google will also provide a suite of hosted communications services, including email, instant messaging and calendar functionality, to us for integration into our desktop portal offering. Furthermore, we will support the open-source Android platform, will work with Google to offer certain other Google applications, and will explore working with Google on a variety of other potential products and services. The Google Products and Services Agreement has a term of three years.
Google Spectrum Agreement — We entered into a spectrum agreement with Google, which we refer to as the Google Spectrum Agreement, pursuant to which we will make available to Google certain of our excess 2.5 GHz spectrum in various markets for experimental usage by Google, and for development of alternative applications by third-parties operating under the direction and approval of Google and us. The third-party use of our spectrum beyond that used for WiMAX technology cannot be in a manner that will interfere with our use of our spectrum for WiMAX technology, and will be subject to availability. The revenue generated from the spectrum usage other than for WiMAX technology will be shared by Google and us. In addition, both parties will agree to form a joint technology team to manage the activities outlined in the Google Spectrum Agreement. The Google Spectrum Agreement provides for an initial term of five years from the date of the agreement. The Google Spectrum Agreement will be terminable by either party on default of the other party.

18.	Quarterly Financial Information (unaudited)
Summarized quarterly financial information for the years ended December 31, 2010 and 2009 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total
2010 quarter:
Total revenues	$106,672	$122,521	$146,964	$180,669	$556,826
Operating loss	$(407,165)	$(520,769)	$(539,727)	$(747,218)	$(2,214,879)
Net loss	$(439,401)	$(547,142)	$(564,606)	$(751,945)	$(2,303,094)
Net loss attributable to Clearwire Corporation	$(94,092)	$(125,916)	$(139,420)	$(128,009)	$(487,437)
Net loss to Clearwire Corporation per Class A Common Share:
Basic	$(0.47)	$(0.61)	$(0.58)	$(0.53)	$(2.19)
Diluted	$(0.48)	$(0.61)	$(0.58)	$(0.81)	$(2.46)
2009 quarter:
Total revenues	$62,137	$63,594	$68,812	$79,915	$274,458
Operating loss	$(232,949)	$(241,404)	$(291,326)	$(417,664)	$(1,183,343)
Net loss	$(260,492)	$(264,044)	$(305,389)	$(423,921)	$(1,253,846)
Net loss attributable to Clearwire Corporation	$(71,055)	$(73,374)	$(82,427)	$(98,726)	$(325,582)
Net loss to Clearwire Corporation per Class A Common Share:
Basic	$(0.37)	$(0.38)	$(0.42)	$(0.55)	$(1.72)
Diluted	$(0.38)	$(0.38)	$(0.43)	$(0.55)	$(1.74)

19.	Parent Company Only Condensed Financial Statements
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
The following condensed parent-only financial statements of Clearwire account for the investment in Clearwire Communications under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of Clearwire and subsidiaries and notes thereto. As described in Note 1, Description of Business, Clearwire was formed on November 28, 2008 and therefore, the condensed statement of operation and the condensed statement of cash flow for 2008 only included activity from November 29, 2008 to December 31, 2008.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

CLEARWIRE CORPORATION
CONDENSED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In thousands)
ASSETS
Cash and cash equivalent	$11	$—
Other assets	3,321	4,577
Investments in equity method investees	1,552,932	1,597,585
Total assets	$1,556,264	$1,602,162
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$1,552	$11,183
Stockholders’ equity	1,554,712	1,590,979
Total liabilities and stockholders’ equity	$1,556,264	$1,602,162

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
		(In thousands)
Revenues	$—	$—	$—
Operating expenses	7,283	6,390	312
Operating loss	(7,283)	(6,390)	(312)
Other income (expense):
Loss from equity investees	(496,875)	(319,199)	(29,621)
Other income	16,784	7	—
Total other expense, net	(480,091)	(319,192)	(29,621)
Net loss	$(487,374)	$(325,582)	$(29,933)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period From November 29, 2008 to December 31, 2008
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(487,374)	$(325,582)	$(29,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from equity investees	496,875	319,199	29,621
Changes in assets and liabilities, net:
Prepaids and other assets	1,256	(3,980)	150
Other liabilities	(10,469)	543	162
Net cash provided (used) in operating activities	288	(9,820)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity investees	(304,015)	(12,196)	(500,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Clearwire Communications	—	9,820	—
Proceeds from issuance of common stock	303,738	12,196	500,000
Net cash provided by financing activities	303,738	22,016	500,000
Net increase in cash and cash equivalents	11	—	—
Cash and cash equivalents:
Beginning of period	—	—	—
End of period	$11	$—	$—