Form 10-Q
period 2011-03-31
SPRINT NEXTEL CORP
filed 2011-05-05
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 1-04721
—————————————————————
SPRINT NEXTEL CORPORATION
(Exact name of registrant as specified in its charter)
—————————————————————

KANSAS	48-0457967
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 Sprint Parkway, Overland Park, Kansas	66251
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (800) 829-0965
—————————————————————

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒

COMMON SHARES OUTSTANDING AT APRIL 29, 2011:

VOTING COMMON STOCK
Series 1	2,991,696,364

SPRINT NEXTEL CORPORATION

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$3,658	$5,173
Short-term investments	340	300
Accounts and notes receivable, net of allowance for doubtful accounts of $169 and $197	2,932	3,036
Device and accessory inventory	728	670
Deferred tax assets	179	185
Prepaid expenses and other current assets	610	516
Total current assets	8,447	9,880
Investments	2,982	3,389
Property, plant and equipment, net	14,754	15,214
Intangible assets
Goodwill	359	359
FCC licenses and other	20,409	20,336
Definite-lived intangible assets, net	1,878	2,009
Other assets	491	467
	$49,320	$51,654
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,738	$2,662
Accrued expenses and other current liabilities	3,278	3,573
Current portion of long-term debt, financing and capital lease obligations	2,256	1,656
Total current liabilities	8,272	7,891
Long-term debt, financing and capital lease obligations	16,282	18,535
Deferred tax liabilities	6,830	6,802
Other liabilities	3,796	3,880
Total liabilities	35,180	37,108
Commitments and contingencies
Shareholders' equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.991 and 3.008 billion shares issued, 2.991 and 2.988 billion shares outstanding	5,982	6,016
Paid-in capital	46,677	46,841
Treasury shares, at cost	—	(227)
Accumulated deficit	(38,038)	(37,582)
Accumulated other comprehensive loss	(481)	(502)
Total shareholders' equity	14,140	14,546
	$49,320	$51,654
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(in millions, except per share amounts)
Net operating revenues	$8,313	$8,085
Net operating expenses
Cost of services and products (exclusive of depreciation and amortization included below)	4,396	4,198
Selling, general and administrative	2,403	2,409
Depreciation	1,122	1,275
Amortization	133	400
Other, net	—	(17)
	8,054	8,265
Operating income (loss)	259	(180)
Other expense
Interest expense	(249)	(372)
Equity in losses of unconsolidated investments and other, net	(412)	(242)
	(661)	(614)
Loss before income taxes	(402)	(794)
Income tax expense	(37)	(71)
Net loss	$(439)	$(865)
Basic and diluted loss per common share	$(0.15)	$(0.29)
Basic and diluted weighted average common shares outstanding	2,992	2,983

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(in millions)
Cash flows from operating activities
Net loss	$(439)	$(865)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,255	1,675
Provision for losses on accounts receivable	73	111
Share-based compensation expense	18	18
Deferred income taxes	27	75
Equity in losses of unconsolidated investments and other, net	412	242
Contribution to pension plan	(100)	—
Other changes in assets and liabilities:
Accounts and notes receivable	32	(11)
Inventories and other current assets	(165)	86
Accounts payable and other current liabilities	(236)	(236)
Other, net	42	27
Net cash provided by operating activities	919	1,122
Cash flows from investing activities
Capital expenditures	(644)	(505)
Expenditures relating to FCC licenses	(74)	(115)
Investment in Clearwire	—	(53)
Proceeds from sales and maturities of short-term investments	300	104
Purchases of short-term investments	(340)	—
Other, net	(23)	4
Net cash used in investing activities	(781)	(565)
Cash flows from financing activities
Repayments of debt and capital lease obligations	(1,652)	(2)
Other, net	(1)	(1)
Net cash used in financing activities	(1,653)	(3)
Net (decrease) increase in cash and cash equivalents	(1,515)	554
Cash and cash equivalents, beginning of period	5,173	3,819
Cash and cash equivalents, end of period	$3,658	$4,373
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	3,008	$6,016	$46,841	20	$(227)	$(37,582)	$(502)	$14,546
Net loss						(439)		(439)
Other comprehensive income, net of tax							21	21
Total comprehensive loss								(418)
Issuance of common shares, net	2	4	(6)	(1)	21	(17)		2
Share-based compensation expense			10					10
Conversion of series 2 to series 1 common shares	(19)	(38)	(168)	(19)	206			—
Balance, March 31, 2011	2,991	$5,982	$46,677	—	$—	$(38,038)	$(481)	$14,140

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2010. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and the “Company” mean Sprint Nextel Corporation and its consolidated subsidiaries.
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
In September 2009, the Financial Accounting Standards Board (FASB) modified the accounting for Multiple-Deliverable Revenue Arrangements and Certain Revenue Arrangements that Include Software Elements. These modifications alter the methods previously required for allocating consideration received in multiple-element arrangements to require revenue allocation based on a relative selling price method, including arrangements containing software components and non-software components that function together to deliver the product's essential functionality. These modifications were effective beginning in the first quarter 2011 and did not have a material effect on our consolidated financial statements.
In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period were effective for the year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period were effective for the first quarter of 2011, neither of which had a material effect on our consolidated financial statements.

Note 3.	Investments
The components of investments were as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Marketable equity securities	$43	$39
Equity method and other investments	2,939	3,350
	$2,982	$3,389

Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together, "Clearwire") is part of our long-term plan to participate in the 4G wireless broadband market, and to benefit from Clearwire's entry into that market. Sprint and other investors are offering 4G products utilizing Clearwire's 4G wireless broadband network in available markets.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sprint holds a 54% non-controlling interest in Clearwire, in the form of 532 million shares of Class B voting common stock (Class B Voting) of Clearwire Corporation and 532 million Class B non-voting common interests (Class B Non-voting) in Clearwire Communications LLC (together, “Class B Common Interests”) for which the carrying value, as of March 31, 2011, totaled $2.7 billion. Each share of Clearwire Corporation Class B Voting, together with one Clearwire Communications LLC Class B Non-voting, is exchangeable for one share of Clearwire Corporation's Class A common stock, a publicly traded security. In addition to Class B Common Interests, Sprint holds a note receivable from Clearwire with a fixed interest rate of 12% and a maturity date of December 2015. The carrying value of the note receivable was $177 million as of March 31, 2011 and December 31, 2010. The carrying value of Sprint's Class B Common Interests, together with the carrying value of the note receivable, are included in the line item "Investments" in Sprint's consolidated balance sheet. Equity in losses from Clearwire were $418 million and $250 million for the three-month periods ended March 31, 2011 and 2010, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances.
Sprint's Recoverability
Sprint's ability to recover the carrying value of $2.7 billion as of March 31, 2011 depends, in part, upon Clearwire's ability to obtain sufficient additional funding to support its operations and its ability to successfully develop, deploy and maintain its 4G network. As of March 31, 2011, the carrying value of Sprint's equity investment in Clearwire represents $5.04 per share based on the assumed exchange of our Class B Common Interests for Class A common stock. The market price of Clearwire's publicly traded stock was $5.59 per share as of March 31, 2011. Uncertainty regarding Clearwire's timing and ability to obtain sufficient additional funding could result in significant changes to Clearwire's stock price and value. A decline in the estimated fair value of Clearwire that would be deemed to be other-than-temporary could result in a material impairment to the carrying value of our investment. We do not intend to sell our 54% economic interest in the foreseeable future, and recoverability of our equity investment is not affected by short-term fluctuations in Clearwire's stock price. Accordingly, we expect to fully recover the carrying value of our investment in Clearwire.
Summarized financial information for Clearwire is as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Revenues	$242	$107
Operating expenses	(930)	(514)
Operating loss	$(688)	$(407)
Net loss before non-controlling interests	$(834)	$(439)

Note 4.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits and treasury securities), totaling $340 million and $300 million as of March 31, 2011 and December 31, 2010, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $43 million and $39 million as of March 31, 2011 and December 31, 2010, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities is based on current market prices or interest rates. The following table presents carrying amounts and estimated fair values of our current and long-term debt, financing and capital lease obligations:

	March 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Current and long-term debt, financing and capital lease obligations	$18,538	$18,935	$20,191	$20,007

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Changes in technology or in our intended use of these assets, including our ability to successfully test and deploy our network modernization plan, Network Vision, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change. Some spectrum licenses that were not yet placed in service are now expected to be utilized in Network Vision. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within Property, plant and equipment. Interest expense capitalized was $99 million and $3 million for the three-month periods ended March 31, 2011 and 2010, respectively. Construction in progress (including any capitalized interest) associated with Network Vision is expected to be depreciated using the straight-line method based on estimated economic useful lives of 3 to 30 years, of which a majority will be depreciated over approximately 7 years, once the assets are placed in-service. The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Land	$332	$332
Network equipment, site costs and related software	37,672	37,514
Buildings and improvements	4,815	4,823
Non-network internal use software, office equipment and other	2,401	2,465
Construction in progress	1,182	995
Less accumulated depreciation	(31,648)	(30,915)
Property, plant and equipment, net	$14,754	$15,214

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2010	Net Additions/ (Reductions)	March 31, 2011
	(in millions)
FCC licenses	$19,927	$73	$20,000
Trademarks	409	—	409
Goodwill	359	—	359
	$20,695	$73	$20,768
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets Subject to Amortization

		March 31, 2011			December 31, 2010
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	2 to 5 years	$1,925	$(1,790)	$135	$1,925	$(1,717)	$208
Other intangible assets
Trademarks	10 to 37 years	1,169	(514)	655	1,169	(490)	679
Reacquired rights	9 to 14 years	1,571	(552)	1,019	1,571	(519)	1,052
Other	9 to 16 years	119	(50)	69	116	(46)	70
Total other intangible assets		2,859	(1,116)	1,743	2,856	(1,055)	1,801
Total definite-lived intangible assets		$4,784	$(2,906)	$1,878	$4,781	$(2,772)	$2,009

Note 7.	Accounts Payable
Accounts payable at March 31, 2011 and December 31, 2010 include liabilities in the amounts of $100 million and $123 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	March 31, 2011	December 31, 2010
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00 - 9.25%	2016 - 2022	$3,500	$3,500
Sprint Capital Corporation	6.88 - 8.75%	2012 - 2032	8,204	9,854
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 - 7.38%	2013 - 2015	4,780	4,780
Secured notes
iPCS, Inc.	2.43 - 3.55%	2013 - 2014	481	481
Credit facilities - Sprint Nextel Corporation
Bank credit facility	3.55%	2013	—	—
Export Development Canada	3.46 - 4.16%	2012 - 2015	750	750
Financing obligation	9.50%	2030	698	698
Capital lease obligations and other	4.11 - 15.49%	2012 - 2022	76	76
Net premiums			49	52
			18,538	20,191
Less current portion			(2,256)	(1,656)
Long-term debt, financing and capital lease obligations			$16,282	$18,535
As of March 31, 2011, Sprint Nextel Corporation, the parent corporation, had $4.3 billion in principal of debt outstanding, including the credit facilities. In addition, $13.5 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $8.7 billion is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments totaled $341 million and $444 million during the three-month periods ended March 31, 2011 and 2010, respectively.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes
Notes consist of senior and serial redeemable senior notes that are unsecured, and secured notes of iPCS which are secured solely with the underlying assets of iPCS. The Company may elect to pay interest on a portion of the iPCS secured notes entirely in cash or by increasing the principal amount. Cash interest on the remaining notes is generally payable semiannually in arrears. Approximately $16.8 billion of the notes are redeemable at the Company's discretion at the then applicable redemption price plus accrued interest. On January 31, 2011, the Company paid $1.65 billion in principal plus accrued and unpaid interest on its outstanding Sprint Capital Corporation 7.625% senior notes as scheduled.
Credit Facilities
As of March 31, 2011, $1.3 billion in letters of credit, which includes a $1.2 billion letter of credit required by the FCC's Report and Order to reconfigure the 800 MHz band (the "Report and Order"), were outstanding under our $2.1 billion revolving bank credit facility. As a result, the Company had $800 million of borrowing capacity available under this revolving bank credit facility as of March 31, 2011. The terms of this credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings. As of March 31, 2011, the unsecured loan agreement with Export Development Canada (EDC) is fully drawn and has terms similar to those of the revolving bank credit facility. Under terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn.
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
Covenants
As of March 31, 2011, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. As of March 31, 2011, we own a 54% economic interest in Clearwire. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. Certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%, which could eliminate the potential for Clearwire to be considered a subsidiary of Sprint. We believe the unilateral rights obtained in December significantly mitigate the possibility of an event that would cross-default against Sprint's debt obligations.
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

Note 9.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
Income tax benefit at the federal statutory rate	$141	$278
Effect of:
State income taxes, net of federal income tax effect	9	26
Change in valuation allowance	(196)	(365)
Other, net	9	(10)
Income tax expense	$(37)	$(71)
Effective income tax rate	(9.2)%	(8.9)%

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our recent history of consecutive annual losses, in addition to the uncertainty concerning the forecasted income for 2011 and beyond, reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $196 million for the three-month period ended March 31, 2011 on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the period. The valuation allowance was $2.8 billion and $2.6 billion as of March 31, 2011 and December 31, 2010, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax expense of $37 million for the first quarter 2011 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period.
As of March 31, 2011 and December 31, 2010, we maintained a liability related to unrecognized tax benefits of $226 million and $228 million, respectively. Cash was received for net income tax refunds of $1 million and $12 million during the three-month periods ended March 31, 2011 and 2010, respectively.

Note 10.	Commitments and Contingencies
Litigation, Claims and Assessments
A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980's have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. We reached an agreement in principle to settle the claims for an amount not material to our consolidated financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the parties have continued their efforts to reach a settlement. We have begun to settle some suits on a statewide basis, and have received preliminary court approval of settlements in Idaho and Illinois. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the company and three of its former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is allegedly brought on behalf of purchasers of our common stock stock from October 26, 2006 to February 27, 2008. Our motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery has begun. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.
Four related shareholder derivative suits were filed against the Company and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; and a fourth suit, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011. The parties are discussing a schedule for these cases going forward in light of the pendency of the Bennett case.
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
The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $1.2 billion as of March 31, 2011, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $2.9 billion, of which $73 million was incurred related to FCC licenses during the three-month period ending March 31, 2011. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the Transition Administrator. Regardless, we continue to estimate that total direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile satellite service (MSS) entrants for their pro rata portion of our costs (approximately $200 million) of clearing a portion of the 1.9 GHz spectrum. On September 29, 2010, the FCC affirmed the obligation of the MSS entrants to reimburse us and we are pursuing expeditious implementation of the FCC's decision, although there is uncertainty around the MSS entrants' ability to reimburse. However, the FCC's decision recognizes that uncertainty and allows us to pursue other avenues to obtain reimbursement from those entrants or their affiliates.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays Sprint's access to some of our 800 MHz replacement channels. Under an October 2008 FCC Order, March 31, 2010 was the target date for us to begin to relinquish some of our 800 MHz channels on a region-by-region basis prior to receiving all of our FCC-designated 800 MHz replacement channels. On March 31, 2010, however, the FCC granted Sprint's request that it delay the March 31, 2010 deadline for one year until March 31, 2011 in 21 markets where public safety licensees have not yet moved off most of Sprint's replacement channels. On February 11, 2011, Sprint filed a similar request for relief for only 9 markets. On March 31, 2011, the FCC granted the request and extended the deadline for Sprint to relinquish 800 MHz spectrum in the 9 requested markets for one year until March 31, 2012.
Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. We completed all of our 1.9 GHz incumbent relocation and reimbursement obligations in the second half of 2010.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Compensation Plans
As of March 31, 2011, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP), (together, "Compensation Plans"). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. Options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three or four years, and generally have a contractual term of ten years. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Performance-based restricted stock units awarded in 2011 and 2010 have three distinct one-year performance periods and are granted in each period once the performance objectives are established. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.
For the three-month period ended March 31, 2011, the number of shares available and reserved for future grants under the 2007 Plan increased by about 1 million to approximately 155 million common shares, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, or otherwise terminated. As of March 31, 2011, restricted stock units and options to acquire about 60 million shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 11 million shares were outstanding under the 1997 Program, options to acquire about 3 million shares were outstanding under the Nextel Plan and options to acquire about 11 million common shares were outstanding under the MISOP. As of March 31, 2011, the ESPP has approximately 81 million common shares authorized and reserved for future purchases. We use new shares to satisfy share-based awards or treasury shares, if available.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $18 million for each of the three-month periods ended March 31, 2011 and 2010. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards was $5 million and $(2) million for the three-month periods ended March 31, 2011 and 2010, respectively.
As of March 31, 2011, there was $76 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 2.03 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $2 million for the three-month period ended March 31, 2011 and insignificant for the same prior year period.

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
The following table provides the estimated fair value and assumptions used in determining the fair value of option awards granted during the three months ended March 31, 2011:

Weighted average grant date fair value	$1.88
Risk free interest rate	2.34 - 2.55%
Volatility	42.4 - 42.9%
Weighted average expected volatility	42.9%
Expected dividend yield	—%
Weighted average expected dividend yield	—%
Expected term (years)	6.0
Options granted (millions)	7
A summary of the status of the options under our option plans as of March 31, 2011, and changes during the quarter then ended, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2011	72	$10.79
Granted	7	$4.20
Exercised	(1)	$3.59
Forfeited/expired	(1)	$13.45
Outstanding at March 31, 2011	77	$10.17	6.22	$33
Vested or expected to vest at March 31, 2011	72	$10.65	6.00	$29
Exercisable at March 31, 2011	46	$14.33	4.45	$13

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. A summary of the status of the restricted stock units as of March 31, 2011 and changes during the quarter then ended is presented below:

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in millions)
Outstanding January 1, 2011	2	5	$3.45	$7.03
Granted	4	—	$4.20	$—
Vested	—	(3)	$—	$6.36
Forfeited	—	—	$—	$—
Outstanding March 31, 2011	6	2	$3.94	$7.96
The fair value of restricted stock units vested during each of the three-month periods ended March 31, 2011 and 2010 was $12 million and $21 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the three-month period ended March 31, 2011 was $4.20 per unit, compared with $3.44 per unit for the same prior year period.
Certain restricted stock units outstanding as of March 31, 2011 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met.

Note 12.	Shareholders' Equity and Per Share Data
In the first quarter 2011, certain holders of our Series 2 common stock exercised their rights to convert 35 million Series 2 shares to 35 million Series 1 shares, resulting in a $38 million and $168 million reduction to common shares and paid-in capital, respectively, and a corresponding $206 million reduction in treasury shares.
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 37 million and 9 million shares as of March 31, 2011 and 2010, respectively. All such potentially dilutive shares were antidilutive for the three-month period ended March 31, 2011 and 2010 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

Note 13.	Segments
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2011
Net operating revenues	$7,413	$898	$2	$8,313
Inter-segment revenues(1)	—	222	(222)	—
Total segment operating expenses	(6,130)	(892)	223	(6,799)
Segment earnings	$1,283	$228	$3	1,514
Less:
Depreciation and amortization				(1,255)
Other, net				—
Operating income				259
Interest expense				(249)
Equity in losses of unconsolidated investments and other, net			$(412)	(412)
Loss before income taxes				$(402)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2010
Net operating revenues	$7,048	$1,035	$2	$8,085
Inter-segment revenues(1)	—	262	(262)	—
Total segment operating expenses	(5,852)	(1,018)	263	(6,607)
Segment earnings	$1,196	$279	$3	1,478
Less:
Depreciation and amortization				(1,675)
Other, net(2)				17
Operating loss				(180)
Interest expense				(372)
Equity in losses of unconsolidated investments and other, net			$(242)	(242)
Loss before income taxes				$(794)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended March 31, 2011	$525	$64	$55	$644
Capital expenditures for the three months ended March 31, 2010	$383	$58	$64	$505
 _________________
(1)    Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.
(2)    Other, net for the three-month period ended March 31, 2010 consists of severance and exit costs.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2011
Wireless services	$6,649	$—	$—	$6,649
Wireless equipment	695	—	—	695
Voice	—	486	(153)	333
Data	—	116	(37)	79
Internet	—	497	(32)	465
Other	69	21	2	92
Total net operating revenues	$7,413	$1,120	$(220)	$8,313

Three Months Ended March 31, 2010
Wireless services	$6,432	$—	$—	$6,432
Wireless equipment	567	—	—	567
Voice	—	585	(177)	408
Data	—	138	(34)	104
Internet	—	553	(51)	502
Other	49	21	2	72
Total net operating revenues	$7,048	$1,297	$(260)	$8,085
_______________
(1)    Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Note 14.	Subsequent Events
Clearwire Settlement Agreement
On April 19, 2011, Clearwire and Sprint finalized an agreement that establishes new pricing terms and expands potential market opportunities for both companies. The agreement resulted in a new pricing structure for services and products, which allows Sprint access to markets with 4G offerings at a favorable pricing structure, additional rights to re-wholesale 4G capacity on a postpaid and prepaid basis with limited restrictions and the ability to build 4G custom network solutions at Sprint customer business sites utilizing Clearwire spectrum with limited restrictions. In consideration of the additional rights described above and to settle historical pricing disputes between Sprint and Clearwire related to 3G/4G pricing, Sprint paid a net $28 million in April 2011. As part of the agreement Sprint also agreed to a minimum cash commitment of approximately $300 million for usage in 2011 and $550 million for usage in 2012, in addition to a refundable prepayment of $175 million, in total, to be paid in installments during 2011 and 2012 and applied to additional usage over the remaining term of the contract. Due to the continued growth of 4G products and services, Sprint expects to utilize the committed purchase amount and the prepayment in the normal course of business.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Nextel Corporation, including its subsidiaries, (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below in “Effects on our Wireless Business of Postpaid Subscriber Losses,” the Company has experienced significant losses of subscribers in the critical postpaid wireless market since the third quarter 2006, but, as a result of steps taken to attract and retain such subscribers, has reduced net subscriber losses beginning in 2009.
Description of the Company
We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand which includes our retail brands of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile® and Assurance Wireless™ on networks that utilize third generation (3G) code division multiple access (CDMA), national push-to-talk integrated Digital Enhanced Network (iDEN), or internet protocol (IP) technologies. We also offer fourth generation (4G) services utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together "Clearwire"). Sprint 4G is currently available in 71 markets. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services to resellers that utilize the Sprint network but are sold under the wholesaler's brand. We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers.
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
Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. In February we announced the first dual-touchscreen Android smartphone, the Kyocera Echo™, which is now available, and in March we announced America's first 4G device with a 3D display, the HTC EVO™ 3D as well as the Nexus S 4G, which are expected to be available later this year. Our multi-functional device portfolio includes other 4G devices such as the HTC EVO Shift™ 4G, the Samsung Epic 4G and the HTC EVO™ 4G, which can all act as mobile hotspots for a select number of wireless fidelity (WiFi) enabled devices. Our portfolio also includes the Motorola i1, which is the world's first Direct Connect® Android-powered smartphone, as well as the LG Optimus, the BlackBerry Curve™ and BlackBerry® Style™, the Samsung Transform™, the Rumor Touch™ from LG and the HTC Arrive™. Our mobile broadband portfolio consists of devices such as the Sierra Wireless Overdrive™ Pro 3G/4G Mobile

Hotspot, which allows the connection of up to eight WiFi enabled devices and the MiFi® 3G/4G Mobile Hotspot by Novatel Wireless, which allows connections of up to five devices as well as the Samsung Galaxy Tab™ and two new 4G tablets that will be available this summer, the BlackBerry 4G PlayBook™ and the HTC EVO View 4G™. We support the open development of applications, content and devices on our network platforms. We also enable a variety of business and consumer third-party partnerships through our portfolio of machine-to-machine solutions on a postpaid and wholesale basis. The machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of devices including original equipment manufacturer devices and after-market in-vehicle connectivity and Electric Vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, Smartgrid/utilities, medical equipment and a variety of other consumer electronics and appliances.
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific customer segments. Boost Mobile serves customers who are voice and text messaging-centric with its popular $50 Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves customers who are device and data-oriented with Beyond Talk™ plans and our broadband plan, Broadband2Go, that offer consumers control, flexibility and connectivity through various communication vehicles. Assurance Wireless provides eligible customers, who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of national, local, and long-distance monthly service.
We have focused our wholesale business as a reseller of new converged services that leverage the Sprint network but are sold under the wholesaler's brand by providing a suite of integrated and customizable value-added solutions focused on assisting our customers to improve their business. We have maintained competitive pricing in the marketplace, made it easier for our wholesalers to acquire access and resell our services by bundling wireless and wireline services and focused our attention to partners with existing distribution channels. In addition, we have strengthened our sales efforts and expanded to new markets in the rapidly growing machine-to-machine space.
In addition to our brand and customer-oriented goals, we continue to focus on generating increased operating cash flow through competitive rate plans for postpaid and prepaid subscribers, multi-branded strategies and effectively managing our cost structure to align with the reduced revenues from fewer postpaid subscribers. We believe these actions, as well as our ability to stabilize consolidated revenues resulting from our growth in prepaid subscribers and improvements in postpaid subscriber trends, will allow us to continue to maintain an adequate cash position.
Network Vision
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide customers with an enhanced network experience by improving voice quality, coverage and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability by enabling the aggregation of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine capabilities. Consolidating and optimizing the use of our 800 MHz, 1.9GHz and potentially other spectrum owned by third-parties into multi-mode stations should allow us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which allows for opportunities to evaluate new 4G technologies to better utilize our available spectrum.
The first stages of equipment testing began in the first quarter of 2011 and, if successful, deployment is expected in the latter half of 2011 with an expected completion time of anywhere from three to five years. As Network Vision is implemented, the size and power required to operate the network is expected to be reduced. We expect the plan to bring financial benefit to the Company through convergence to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings and the eventual reduction in total cell sites and also by reducing the cost of handling expanded data traffic.
We have entered into agreements relating to Network Vision to deploy a cost-effective, innovative network to enhance the voice quality and data speeds by supporting multiple technologies and multiple spectrum bands on one network. The successful testing and deployment related to these changes in technology will result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, such as iDEN based assets, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which could have a material impact on our consolidated financial statements. The successful testing of push-to-talk technology on the CDMA network as part of the deployment of Network Vision in our test markets in 2011 would result in accelerated depreciation and amortization expense expected to range from $1.0 billion to $1.5 billion in total if implementation can be completed by the end of 2014. Successful completion of Network Vision earlier or later than the end of 2014 would result in an acceleration or delay, respectively, of these depreciation and amortization costs. Until the uncertainties related to the testing, such as timing and coverage, and deployment of the push-to-talk technology are resolved, the estimated remaining useful lives of the assets expected to be impacted remain unchanged.

Effects on our Wireless Business of Postpaid Subscriber Losses
As shown by the table below under “Results of Operations,” Wireless segment earnings represents approximately 85% of Sprint's total consolidated segment earnings. The wireless industry is subject to competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU).
To address and reduce postpaid subscriber losses, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our networks. We have also introduced new devices improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive new rate plans providing simplicity and value. We believe these actions had a favorable impact on net postpaid subscriber losses in 2009 and 2010, and we expect these to further improve our subscriber results.
The Company has demonstrated significant improvement in net postpaid subscriber results subsequent to the first quarter 2009. For the three-month period ended March 31, 2011, net postpaid subscriber losses of 114,000 represent an improvement of 464,000, or 80% compared to the same period one year ago and prepaid net additions of 846,000 represent an improvement of 498,000, or 143% for the same period. As a result, wireless retail service revenue has begun to stabilize primarily due to the increased service revenue associated with our prepaid wireless offerings. The net losses of postpaid subscribers in the first quarter 2011 can be expected to cause wireless postpaid service revenue for the remainder of the year to be approximately $13 million lower; however, this effect is offset by net additions of prepaid subscribers in the first quarter 2011 which can be expected to cause wireless prepaid service revenue for the remainder of the year to be $147 million higher if these prepaid subscribers remain with the Company throughout 2011. If our trend of improved postpaid subscriber results does not continue, it could have a material negative impact on our financial condition, results of operations and liquidity in 2011 and beyond. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should continue to improve net postpaid subscriber results.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(in millions)
Wireless segment earnings	$1,283	$1,196
Wireline segment earnings	228	279
Corporate, other and eliminations	3	3
Consolidated segment earnings	1,514	1,478
Depreciation and amortization	(1,255)	(1,675)
Other, net	—	17
Operating income (loss)	259	(180)
Interest expense	(249)	(372)
Equity in losses of unconsolidated investments and other, net	(412)	(242)
Income tax expense	(37)	(71)
Net loss	$(439)	$(865)
Consolidated segment earnings increased $36 million, or 2%, in the three-month period ended March 31, 2011 as compared to March 31, 2010. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.

Depreciation and Amortization Expense
During the first quarter 2011, Sprint completed its annual study of estimated useful lives of depreciable assets, which reflects a reduction in the replacement rate of capital additions and was a primary factor for a decrease to depreciation expense of $153 million, or 12%, in the three-month period ended March 31, 2011 from the same period in 2010. However, we expect depreciation expense to begin to increase over the next several years as a result of increased capital expenditures related to Network Vision as those assets are placed into service. In addition, the successful testing of push-to-talk technology on the CDMA network as part of the deployment of Network Vision in our test markets in 2011 would result in a shortening of remaining useful lives of certain long-lived assets resulting in accelerated depreciation and amortization expense expected to range from $1.0 billion to $1.5 billion in total if implementation can be completed by the end of 2014. Amortization expense declined $267 million, or 67%, in the three-month period ended March 31, 2011 from the three-month period ended March 31, 2010, primarily due to the absence of amortization for customer relationship intangible assets related to the 2005 acquisition of Nextel which became fully amortized in 2010. Customer relationships are amortized using the sum-of-the-years'-digits method, resulting in higher amortization rates in early periods that decline over time.
Other, net
Other, net recognized in the first quarter of 2010 consisted of a benefit in severance and exit costs primarily related to a reduction in the estimate of severance costs associated with our workforce reduction announced in November 2009.
Interest Expense
Interest expense decreased $123 million, or 33%, in the three-month period ended March 31, 2011 as compared to the same period in 2010, primarily due to a $96 million increase in the amount of interest capitalized. The increase in capitalized interest was related to our plan to deploy certain spectrum licenses as part of Network Vision that were not previously utilized. We expect full year capitalized interest related to these spectrum licenses to be approximately $400 million. Additionally, interest expense decreased by $21 million as a result of the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes in January 2011. The effective interest rate on the weighted average long-term debt balance of $19.0 billion and $21.1 billion was 7.2% and 7.0% for the first quarter 2011 and 2010, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments and Other, net
This item consists mainly of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with the investment in Clearwire consists of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances. Equity in losses from Clearwire were $418 million and $250 million for the three-month periods ended March 31, 2011 and 2010, respectively. Sprint's equity in losses from Clearwire for the three-month period ended March 31, 2011 includes approximately $92 million of charges associated with Clearwire's abandonment of network projects that no longer meet their strategic network plans.
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
Income Tax Expense
The consolidated effective tax rate was an expense of approximately 9% during each of the three-month periods ended March 31, 2011 and 2010. The income tax expense for the three-month periods ended March 31, 2011 and 2010 includes a $196 million and $365 million net increase to the valuation allowance for federal and state deferred tax assets related to net operating loss carryforwards generated during the periods, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless
Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. Our Wireless segment generates revenues from the sale of wireless services, the sale of wireless devices and accessories and the sale of wholesale and other services. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as equipment net subsidy, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.
The following table provides an overview of the results of operations of our Wireless segment for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Wireless Earnings	2011	2010
	(in millions)
Postpaid	$5,571	$5,539
Prepaid	1,078	893
Retail service revenue	6,649	6,432
Wholesale, affiliate and other revenue	69	49
Total service revenue	6,718	6,481
Cost of services (exclusive of depreciation and amortization)	(2,047)	(2,047)
Service gross margin	4,671	4,434
Service gross margin percentage	70%	68%
Equipment revenue	695	567
Cost of products	(1,812)	(1,566)
Equipment net subsidy	(1,117)	(999)
Equipment net subsidy percentage	(161)%	(176)%
Selling, general and administrative expense	(2,271)	(2,239)
Wireless segment earnings	$1,283	$1,196
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $217 million, or 3%, for the three-month period ended March 31, 2011 as compared to the same period in 2010. The increase in retail service revenue was primarily driven by attracting more subscribers to our Boost and Virgin Mobile brands as a result of the increased availability of smartphones. Growth from the Assurance Wireless brand, as a result of new market launches, also contributed to the increase in retail service revenue. In addition, a slight increase in postpaid service revenue reflects an increase related to our premium data add-on required for all smartphones, greater popularity of unlimited and bundled plans, as well as growth in the number of subscribers who are insuring more expensive smartphones. This increase was partially offset by a decrease in overage charges on voice and data.

Wholesale and affiliates are those subscribers who are served through 3G MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $20 million, or 41%, for the three-month period ended March 31, 2011 as compared to the same period in 2010 primarily as a result of growth in our 3G MVNO relationships. Approximately 38% of our wholesale and affiliate subscribers represent a growing number of devices that utilize our network through our machine-to-machine solutions. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per subscriber for machine-to-machine solutions is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and average revenue per subscriber for the three-month periods ended March 31, 2011 and 2010. Additional information about the number of subscribers, net additions to subscribers, average monthly service revenue per subscriber and average rates of monthly postpaid and prepaid customer churn for each quarter since the first quarter 2010 may be found in the table on the following page.

	Three Months Ended March 31,
	2011	2010
	(subscribers in thousands)
Average postpaid subscribers(1)	33,056	33,638
Average prepaid subscribers(1)	12,658	10,837
Average monthly service revenue per subscriber(2):
Postpaid	$56	$55
Prepaid	28	27
Average retail	48	48
 ________
(1)    Average subscribers include subscribers acquired through business combinations prospectively from the date of acquisition. Average prepaid subscribers for the quarter ended March 31, 2011 are exclusive of 49,000 subscribers transferred to wholesale and affiliates as a result of a sale and transfer of customers to an affiliate in the third quarter 2010.
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
Average monthly postpaid service revenue per subscriber for the three-month period ended March 31, 2011 increased as compared to the same period in 2010 primarily due to increased revenues for premium data add-ons, greater popularity of unlimited and bundled plans, as well as increased revenue resulting from the growth in the number of subscribers who are insuring more expensive smartphones. This was partially offset by decreases in overage revenues associated with the increase in unlimited and bundled plans. Average monthly prepaid service revenue per subscriber for the three-month period ended March 31, 2011 increased compared to the same period in 2010 due to the migration of prepaid customers to higher priced plans as a result of the increased availability of smartphones.

The following table shows (a) net additions (losses) of wireless subscribers for each quarter beginning with the first quarter 2010, (b) our total subscribers as of the end of each quarterly period, (c) our average monthly postpaid and prepaid service revenue per subscriber and (d) our average rates of monthly postpaid and prepaid customer churn.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Net additions (losses) (in thousands)
Postpaid(1):
iDEN	(447)	(364)	(383)	(395)	(367)
CDMA(2)	(131)	136	276	453	253
Total retail postpaid	(578)	(228)	(107)	58	(114)
Prepaid:
iDEN	(44)	(465)	(700)	(768)	(560)
CDMA	392	638	1,171	1,414	1,406
Total retail prepaid	348	173	471	646	846
Wholesale and affiliates	155	166	280	393	389
Total Wireless	(75)	111	644	1,097	1,121
End of period subscribers (in thousands)
Postpaid:
iDEN	6,808	6,444	6,061	5,666	5,299
CDMA(2)	26,581	26,717	26,993	27,446	27,699
Total retail postpaid	33,389	33,161	33,054	33,112	32,998
Prepaid:
iDEN	5,675	5,210	4,510	3,742	3,182
CDMA(3)	5,361	5,999	7,121	8,535	9,941
Total retail prepaid	11,036	11,209	11,631	12,277	13,123
Wholesale and affiliates(3)(4)	3,633	3,799	4,128	4,521	4,910
Total Wireless	48,058	48,169	48,813	49,910	51,031
Average monthly service revenue per subscriber
Retail Postpaid	$55	$55	$55	$55	$56
Retail Prepaid	$27	$28	$28	$28	$28
Monthly customer churn rate(5)
Retail postpaid	2.15%	1.85%	1.93%	1.86%	1.81%
Retail prepaid	5.74%	5.61%	5.32%	4.93%	4.36%
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
(3)     Reflects the third quarter 2010 transfer of 49,000 Wholesale and affiliates subscribers from Prepaid as a result of a sale and transfer of customers to an affiliate.
(4)     Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 1.2 million subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue as of March 31, 2011.
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

Retail Postpaid Subscribers—We lost 114,000 net postpaid subscribers during the three-month period ended March 31, 2011 as compared to losing 578,000 net postpaid subscribers during the same period in 2010. Our improvement in net postpaid subscriber losses of 464,000 can be attributed to our improvements in retail postpaid gross additions and lower postpaid churn resulting from simplified and value-driven bundled offers, a more competitive device line-up, as well as our continued improvements in overall customer experience and customer care satisfaction.
Retail Prepaid Subscribers—We added 846,000 net prepaid subscribers during the three-month period ended March 31, 2011 as compared to adding 348,000 net prepaid subscribers for the same period in 2010. Over half of our net prepaid subscriber additions in the first quarter 2011 were driven by net additions from the Assurance Wireless brand primarily as a result of new market launches and increased advertising and promotions. The remaining subscriber net additions were as a result of more popular smartphones being offered by our Boost Mobile and Virgin Mobile brands. Prepaid subscribers are generally deactivated between 60 days and up to 150 days from the date of activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs. Retention offers to these targeted subscribers decreased as a percentage of our total prepaid subscriber base as of March 31, 2011 compared to December 31, 2010.
Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in affiliate territories and subscribers using our machine-to-machine solutions primarily representing devices that utilize our network. We added 389,000 net wholesale and affiliate subscribers during the three-month period ended March 31, 2011 as compared to 155,000 net wholesale and affiliate subscriber additions for the same period in 2010. The subscriber net additions were primarily driven by net additions from the Lifeline program now being offered through our MVNO's, which is equivalent to our Assurance Wireless offering. Of the 4.9 million total subscribers included in wholesale and affiliate, approximately 38% represent machine-to-machine activities.
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
Cost of services remained relatively flat in the three-month period ended March 31, 2011 as compared to the same period in 2010. Service and repair costs continue to decline by focusing on device repairs and refurbishment rather than utilizing new devices, combined with a decrease in long distance network costs as a result of lower market rates and a decline in payments to third party vendors providing premium services as a result of changing from usage based payments to flat rates. These declines were offset by increased roaming due to higher 3G and 4G data usage.

Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user customer. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the customer, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of products (primarily devices and accessories) also include order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue increased $128 million, or 23%, for the three-month period ended March 31, 2011 as compared to the same period in 2010 and cost of products increased $246 million, or 16%, for the three-month period ended March 31, 2011 as compared to the same period in 2010. The increase in both equipment revenue and cost of products is primarily due to an increase in average sales price and cost of postpaid devices sold, as well as an increase in the number of prepaid devices sold with a greater mix of devices that have a higher average sales price and cost.
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
Sales and marketing expense increased $143 million, or 12%, for the three-month period ended March 31, 2011 as compared to the same period in 2010 primarily due to the additional costs associated with our increase in subscriber gross additions combined with an increase in marketing expenditures primarily related to our prepaid brands.
General and administrative costs decreased $111 million, or 11%, for the three-month period ended March 31, 2011 as compared to the same period in 2010, reflecting a reduction in customer care costs, a decrease in bad debt expense and reductions in prepaid integration costs incurred in 2010 but not in 2011 associated with our acquisitions. Customer care costs decreased $43 million for the three-month period ended March 31, 2011 as compared to the same period in 2010 as a result of customer care quality initiatives that have resulted in a reduction in calls per subscriber, which allowed for further optimization of call center resources. Bad debt expense was $76 million for the three-month period ended March 31, 2011 representing a $31 million decrease, as compared to bad debt expense of $107 million in the first quarter 2010. The reduction in bad debt expense primarily reflects improvement in the aging of accounts receivable outstanding greater than 60 days. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to credit policies established for subscribers and analysis of historical collection experience. Our mix of prime postpaid subscribers to total postpaid subscribers was 83% as of March 31, 2011 compared to 84% as of March 31, 2010.

Segment Earnings - Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment and IP and other services to cable MSOs that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers. We are one of the nation's largest providers of long distance services and operate all-digital global long distance and Tier 1 IP networks. These services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP) and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service which enables a wireless handset to operate as part of a subscriber's wireline voice network and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, the wireline network is carrying increasing amounts of voice and data traffic for our Wireless segment as a result of growing usage by those wireless customers.

We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to some of our MSO's have become large enough in scale that they have decided to in-source these services. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue, and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and internet service providers. The following table provides an overview of the results of operations of our Wireline segment for the three-month periods ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Wireline Earnings	2011	2010
	(in millions)
Voice	$486	$585
Data	116	138
Internet	497	553
Other	21	21
Total net service revenue	1,120	1,297
Cost of services and products	(759)	(846)
Service gross margin	361	451
Service gross margin percentage	32%	35%
Selling, general and administrative expense	(133)	(172)
Wireline segment earnings	$228	$279
Wireline Revenue
Voice Revenues
Voice revenues decreased $99 million, or 17%, for the three-month period ended March 31, 2011 as compared to the same period in 2010 primarily driven by volume declines due to customer churn as well as overall price declines of which $24 million is related to decline in prices for the sale of services to our Wireless segment. Voice revenues generated from the sale of services to our Wireless segment represented 31% of total voice revenues for the first quarter 2011 as compared to 30% for the first quarter 2010.
Data Revenues
Data revenues reflect sales of data services, including asynchronous transfer mode (ATM), frame relay and managed network services. Data revenues decreased $22 million, or 16%, for the three-month period ended March 31, 2011 as compared to the same period in 2010 due to declines in frame relay and ATM services as subscribers migrated to IP-based technologies. Data revenues generated from the provision of services to the Wireless segment represented 32% of total data revenue in the first quarter 2011 as compared to 25% in the first quarter 2010.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP and SIP. Internet revenues decreased $56 million, or 10%, for the first quarter 2011 as compared to the first quarter 2010. The process of in-sourcing their digital voice products by some MSO's resulted in a $22 million decrease. Internet revenues generated from the provision of services to the Wireless segment declined by $19 million due to rate reductions and represented 6% of total Internet revenues in the first quarter 2011 as compared to 9% in the first quarter 2010. In addition, revenue slightly decreased due to a decline in new IP customers with lower market rates as a result of increased competition.
Other Revenues
Other revenues primarily consist of sales of customer premises equipment (CPE) and remained relatively flat in the first quarter 2011 as compared to the first quarter 2010.

Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $87 million, or 10%, in the three-month period ended March 31, 2011 as compared to the same period in 2010 primarily due to declining voice volumes and a shift in mix to lower cost products as a result of the migration from data to IP-based technologies. Service gross margin percentage decreased from 35% in the first quarter 2010 to 32% in the first quarter 2011 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $39 million, or 23%, in the three-month period ended March 31, 2011 as compared to the same period in 2010. The decreases were primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net services revenue was 12% in the three-month period ended March 31, 2011 as compared to 13% in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended March 31,
	2011	2010
	(in millions)
Net cash provided by operating activities	$919	$1,122
Net cash used in investing activities	(781)	(565)
Net cash used in financing activities	(1,653)	(3)
Operating Activities
Net cash provided by operating activities of $919 million in the first quarter 2011 decreased $203 million from the same period in 2010. The decrease resulted from an increase in vendor and labor-related payments of $563 million, which primarily related to an increase in the average cost of postpaid devices sold and an increase in the number and average cost of prepaid devices, as well as the $100 million pension contribution payment made during the first quarter 2011. This was offset by $271 million of increased cash received from customers due to increases in total subscriber net additions and $103 million reduction in interest expense, of which $96 million was associated with interest capitalization as a result of Network Vision. Subscriber revenue earned but not billed represented about 10% and 11% of our accounts receivable balance as of March 31, 2011 and 2010, respectively. We also expect to make additional pension contributions totaling approximately $35 million for the rest of 2011.
Investing Activities
Net cash used in investing activities for the first quarter 2011 increased by $216 million from 2010, due to increases of $340 million in purchases of short-term investments and $139 million in capital expenditures. Of the $139 million increase in capital expenditures, $96 million was due to the recognition of capitalized interest on qualifying activities related to Network Vision primarily related to the carrying value of spectrum licenses not yet placed in service. These were offset by increases of $196 million in proceeds from sales and maturities of short-term investments and a decrease of $41 million in expenditures related to FCC licenses as determined by specific operations requirements of the Report and Order. We also made a $53 million payment for our third installment of our investment in Clearwire in the first quarter of 2010.
Financing Activities
Net cash used in financing activities was $1.65 billion during the first quarter 2011 compared to $3 million for the same period in 2010. The increase in the first quarter of 2011 was primarily due to the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes.

Liquidity
As of March 31, 2011, our cash, cash equivalents and short-term investments totaled $4.0 billion as compared to $5.5 billion as of December 31, 2010. As of March 31, 2011, $1.3 billion in letters of credit, including a $1.2 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, were outstanding under our $2.1 billion revolving bank credit facility. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $800 million of borrowing capacity available under our revolving bank credit facility as of March 31, 2011. Accordingly, Sprint's liquidity as of March 31, 2011, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving credit facility was $4.8 billion. On January 31, 2011, $1.65 billion of Sprint Capital Corporation 7.625% senior notes were repaid upon maturity. Also, in January 2011, we amended $500 million of our $750 million Export Development Canada (EDC) loan to extend the maturity date from 2012 to 2015. The remaining $250 million related to EDC, in addition to $2.0 billion of Sprint Capital Corporation 8.375% senior notes will mature in March 2012.
The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.5 to 1.0. Beginning in April 2012, the ratio will be reduced to 4.25 to 1.0, and further reduced to 4.0 to 1.0 in January 2013. As of March 31, 2011, the ratio was 3.4 to 1.0 as compared to 3.7 to 1.0 as of December 31, 2010 resulting from our reduction of total indebtedness during the quarter. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a margin of between 2.75% and 3.50%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility.
A default under our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. As of March 31, 2011, we own a 54% economic interest in Clearwire. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%, which could eliminate the potential for Clearwire to be considered a subsidiary of Sprint. Certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. However, we believe the unilateral rights obtained in December significantly mitigate the possibility of an event that would cross-default against Sprint's debt obligations.
We expect to remain in compliance with our covenants through at least the end of 2012, although there can be no assurance that we will do so. Although we expect to improve our postpaid subscriber results, if we do not meet our plan, depending on the severity of any difference in actual subscriber results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
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
In determining that we expect to meet our funding needs through at least 2012, we have considered:

•	expenses relating to our operations;

•	anticipated levels of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	scheduled debt service requirements;

•	any additional investment we may choose to make in Clearwire; and

•	other future contractual obligations and general corporate expenditures.

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
As of April 21, 2011, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Senior Unsecured Bank Credit Facility	Senior Unsecured Debt	Outlook
Moody's	Baa3	B1	Negative
Standard and Poor's	Not Rated	BB-	Negative
Fitch	BB-	BB-	Negative
Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the public capital markets.
As of March 31, 2011, we had working capital of $175 million compared to $2.0 billion as of December 31, 2010. The decrease in working capital is primarily due to the current portion of long-term debt as of March 31, 2011, offset by other activity in current assets and liabilities during the quarter.

CURRENT BUSINESS OUTLOOK
We endeavor to both add new and retain our existing wireless subscribers in order to reverse the net loss in postpaid wireless subscribers that we have experienced. We expect to improve our subscriber trends by continuing to improve the customer experience and through offers which provide value, simplicity and productivity.
Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to forecast with assurance the net retail postpaid subscriber results we will experience during 2011 or thereafter. However, the Company expects postpaid subscriber net additions for the full year 2011 and to improve total wireless subscriber net additions in 2011, as compared to 2010. The company also expects full year capital expenditures in 2011, excluding capitalized interest, to be approximately $3 billion.
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
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “—Forward-Looking Statements” below and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A “Risk Factors” of this Form 10-Q.

FUTURE CONTRACTUAL OBLIGATIONS
On April 19, 2011, Clearwire and Sprint finalized an agreement that establishes new pricing terms and expands potential market opportunities for both companies. The agreement will result in a minimum cash commitment to Clearwire of approximately $300 million in 2011 and $550 million in 2012 for 4G wholesale services to be used in 2011 and 2012. In addition, we will make a refundable prepayment of $175 million in total to be paid in installments during 2011 and 2012, which will be applied to usage above and beyond our minimum commitment over the remaining term of the contract. Due to the continued growth of 4G products and services, Sprint expects to utilize the committed purchase amount and the prepayment in the normal course of business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

•
the ability to generate sufficient cash flow to fully implement our network modernization plan, Network Vision, to improve and enhance our networks and service offerings, implement our business strategies and provide competitive new technologies;

•	the effective implementation of Network Vision including timing, technologies, and costs;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•	the impact of unrelated parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide devices or infrastructure equipment for our CDMA network, or Motorola Mobility, Inc.'s or Motorola Solution Inc.'s ability or willingness to provide related devices, infrastructure equipment and software applications for our iDEN network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the financial performance of Clearwire and its continued deployment of a 4G network;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes or other external factors over which we have no control; and

•
other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC), including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A “Risk Factors” of this Form 10-Q.

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
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Form 10-Q, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Form 10-Q as of March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2011 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is allegedly brought on behalf of purchasers of company stock from October 26, 2006 to February 27, 2008. Our motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery has begun. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.
Four related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; and a fourth suit, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011. The parties are discussing a schedule for these cases going forward in light of the pendency of the Bennett case.
We had previously reported that we were engaged in an arbitration with Clearwire relating to the pricing of service on Clearwire's 4G network for dual-mode wireless handsets used by Sprint customers, pursuant to our MVNO agreement with Clearwire. On April 19, 2011, Clearwire and Sprint finalized an agreement that establishes new pricing terms and expands potential market opportunities for both companies. The agreement resulted in a new pricing structure for services and products, which allows Sprint access to markets with 4G offerings at a favorable pricing structure, additional rights to re-wholesale 4G capacity on a postpaid and prepaid basis with limited restrictions and the ability to build 4G custom network solutions at Sprint customer business sites utilizing Clearwire spectrum with limited restrictions. In consideration of the additional rights described above and to settle historical pricing disputes between Sprint and Clearwire related to 3G/4G pricing, Sprint paid a net $28 million in April 2011. As part of the agreement Sprint also agreed to a minimum cash commitment of $300 million for usage in 2011 and $550 million for usage in 2012, in addition to a refundable prepayment of $175 million in total to be paid in 2011 and 2012 and applied to additional usage over the remaining term of the contract. The agreement reached with Clearwire resolved all issues addressed by our arbitration with Clearwire, and that proceeding has been withdrawn.
Various other suits, proceedings and claims, including purported class actions typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations. We are involved in certain legal proceedings that are described in the Notes to the Consolidated Financial Statements included in this report. During the quarter ended March 31, 2011, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
The only material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2010 are as follows:

Competition and technological changes in the market for wireless services could negatively affect our average revenue per subscriber, subscriber churn, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability.
We compete with a number of other wireless service providers in each of the markets in which we provide wireless services, and we expect competition may increase as additional spectrum is made available for commercial wireless services and as new technologies are developed and launched. As competition among wireless communications providers has increased, we have created pricing plans that have resulted in declining average revenue per subscriber for voice and data services. Competition in pricing and service and product offerings may also adversely impact subscriber retention and our ability to attract new subscribers, with adverse effects on our results of operations. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, future cash flows, growth and overall profitability, which, in turn, could impact our ability to meet our financial obligations.
The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology and the deployment of unlicensed spectrum devices. This change causes uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. Spending by our competitors on new wireless services and network improvements could enable our competitors to obtain a competitive advantage with new technologies or enhancements that we do not offer. Rapid change in technology may lead to the development of wireless communications technologies, products or alternative services that are superior to our technologies, products, or services or that consumers prefer over ours. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose subscribers to our competitors.
Some competitors and new entrants may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by either of our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per subscriber, subscriber churn, ability to attract new subscribers, and operating costs. For example, our prepaid services compete with several carriers, including Metro PCS and Leap Wireless, which offer competitively-priced prepaid calling plans that include unlimited local calling. In addition, we may lose subscribers of our higher priced plans to our prepaid offerings.
Conversely, some mergers could adversely affect our ability to compete by limiting our access to innovative products and increasing our cost of providing service. For example, on March 20, 2011, AT&T, the nation's second largest wireless carrier based on wireless revenues, announced that it had reached an agreement to acquire T-Mobile, the nation's fourth largest wireless carrier subject to important government approvals, including but not limited to the United States Department of Justice and the Federal Communications Commission. On March 28, 2011, we announced our opposition to the AT&T/T-Mobile transaction because we believe, among other things, the transaction would harm our ability to compete in the wireless communications industry. If the transaction is completed, we believe the two largest providers of wireless and wireline services, AT&T and Verizon, would be able to use their concentration of market power to limit our access to devices, increase the cost of devices and network equipment, and control the availability and price of key inputs such as backhaul and access needed by other wireless companies to compete.
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
We must continually invest in our wireless network in order to continually improve our wireless service to meet the increasing demand for usage of our data and other non-voice services and remain competitive. Improvements in our service depend on many factors, including continued access to and deployment of adequate spectrum. We must maintain and expand our network capacity and coverage as well as the associated wireline network needed to transport voice and data between cell sites.
We are implementing Network Vision, which is a multi-year initiative intended to reduce operating costs and provide customers with an enhanced network experience by improving voice quality, coverage and data speeds, while enhancing network flexibility and improving environmental sustainability. The focus of the plan is on upgrading the existing Sprint networks and providing flexibility for new 4G technologies. If Network Vision does not provide an enhanced network experience or is unable to provide CDMA push-to-talk capabilities of comparable quality to our existing iDEN push-to-talk capabilities, our ability to provide enhanced wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be adversely affected.
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
Although we have the ability to nominate seven of Clearwire's 13 directors, at least one of our nominees must be an independent director. Thus, we do not control the board, and we do not manage the operations of Clearwire or control management. Clearwire has a group of investors that have been provided with representation on Clearwire's board of directors. These investors may have interests that diverge from ours or Clearwire's. Differences in views among the large investors could result in delayed decisions by Clearwire's board of directors or failure to agree on major issues. Any differences in our views or problems with respect to the operation of Clearwire could have a material adverse effect on the value of our investment in Clearwire or our business, financial condition, results of operations or cash flows. See also "Current economic conditions, our recent financial performance and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements. Moreover, Clearwire may be considered a subsidiary under certain agreements relating to our indebtedness." in our Form 10-K for the year ended December 31, 2010.
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
Clearwire's restated certificate of incorporation also expressly provides that certain shareholders and their affiliate may, and have no duty not to, engage in any businesses that are similar to or competitive with those of Clearwire, do business with Clearwire's competitors, subscribers and suppliers, and employ Clearwire's employees or officers. These shareholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Any such actions could have a material adverse effect on Clearwire's business, financial condition, results of operations or prospects and the value of our investment in Clearwire.
Moreover, we currently rely on Clearwire to build, launch and operate a viable 4G network. Our intention is to integrate these 4G services with our products and services in a manner that preserves our time to market advantage. Clearwire's success could be affected by, among other things, its ability to offer a competitive cost structure and its ability to obtain additional financing in the amounts and at terms that enable it to continue to build a 4G network in a timely manner. Clearwire's delay in its network build and deployment or operation of their 4G network may negatively affect our ability to generate future revenues, cash flows or overall profitability from 4G services. See “Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we use, including WiMAX, may place us at a competitive disadvantage.” in our Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	8/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel Corporation's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	8/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders' Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	2/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/2/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	2/3/1999

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

(10) Executive Compensation Plans and Arrangements:

10.1	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements					*

10.2	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for all other executive officers					*

10.3	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			SEC File No.	Exhibit	Filing Date

10.4	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for all other executive officers					*

10.5	Letter, dated November 8, 2010, to Ryan Siurek regarding a retention award					*

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
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

Dated: May 5, 2011