Form 10-Q
period 2011-06-30
SPRINT NEXTEL CORP
filed 2011-08-04
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT JULY 29, 2011:

VOTING COMMON STOCK
Series 1	2,994,420,126

SPRINT NEXTEL CORPORATION

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$3,956	$5,173
Short-term investments	315	300
Accounts and notes receivable, net of allowance for doubtful accounts of $187 and $197	3,082	3,036
Device and accessory inventory	1,160	670
Deferred tax assets	165	185
Prepaid expenses and other current assets	504	516
Total current assets	9,182	9,880
Investments	2,393	3,389
Property, plant and equipment, net	14,379	15,214
Intangible assets
Goodwill	359	359
FCC licenses and other	20,468	20,336
Definite-lived intangible assets, net	1,766	2,009
Other assets	496	467
	$49,043	$51,654
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,035	$2,662
Accrued expenses and other current liabilities	3,340	3,573
Current portion of long-term debt, financing and capital lease obligations	2,256	1,656
Total current liabilities	8,631	7,891
Long-term debt, financing and capital lease obligations	16,278	18,535
Deferred tax liabilities	6,913	6,802
Other liabilities	3,895	3,880
Total liabilities	35,717	37,108
Commitments and contingencies
Shareholders' equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.993 and 3.008 billion shares issued, 2.993 and 2.988 billion shares outstanding	5,987	6,016
Paid-in capital	46,690	46,841
Treasury shares, at cost	—	(227)
Accumulated deficit	(38,885)	(37,582)
Accumulated other comprehensive loss	(466)	(502)
Total shareholders' equity	13,326	14,546
	$49,043	$51,654
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net operating revenues	$8,311	$8,025	$16,624	$16,110
Net operating expenses
Cost of services and products (exclusive of depreciation and amortization included below)	4,589	4,230	8,985	8,428
Selling, general and administrative	2,408	2,294	4,811	4,703
Depreciation	1,121	1,261	2,243	2,536
Amortization	114	374	247	774
Other, net	—	(71)	—	(88)
	8,232	8,088	16,286	16,353
Operating income (loss)	79	(63)	338	(243)
Other expense
Interest expense	(239)	(381)	(488)	(753)
Equity in losses of unconsolidated investments and other, net	(588)	(269)	(1,000)	(511)
	(827)	(650)	(1,488)	(1,264)
Loss before income taxes	(748)	(713)	(1,150)	(1,507)
Income tax expense	(99)	(47)	(136)	(118)
Net loss	$(847)	$(760)	$(1,286)	$(1,625)
Basic and diluted loss per common share	$(0.28)	$(0.25)	$(0.43)	$(0.54)
Basic and diluted weighted average common shares outstanding	2,994	2,988	2,993	2,985

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2011	2010
	(in millions)
Cash flows from operating activities
Net loss	$(1,286)	$(1,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,490	3,310
Provision for losses on accounts receivable	199	219
Share-based compensation expense	37	36
Deferred income taxes	115	110
Equity in losses of unconsolidated investments and other, net	1,000	511
Contribution to pension plan	(112)	—
Other changes in assets and liabilities:
Accounts and notes receivable	(244)	(184)
Inventories and other current assets	(495)	(109)
Accounts payable and other current liabilities	129	107
Other, net	161	2
Net cash provided by operating activities	1,994	2,377
Cash flows from investing activities
Capital expenditures	(1,403)	(922)
Expenditures relating to FCC licenses	(128)	(248)
Investment in Clearwire	—	(58)
Proceeds from sales and maturities of short-term investments	625	155
Purchases of short-term investments	(640)	(50)
Other, net	(18)	8
Net cash used in investing activities	(1,564)	(1,115)
Cash flows from financing activities
Repayments of debt and capital lease obligations	(1,653)	(754)
Debt financing costs	(3)	(51)
Other, net	9	1
Net cash used in financing activities	(1,647)	(804)
Net (decrease) increase in cash and cash equivalents	(1,217)	458
Cash and cash equivalents, beginning of period	5,173	3,819
Cash and cash equivalents, end of period	$3,956	$4,277
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	3,008	$6,016	$46,841	20	$(227)	$(37,582)	$(502)	$14,546
Net loss						(1,286)		(1,286)
Other comprehensive income, net of tax							36	36
Total comprehensive loss								(1,250)
Issuance of common shares, net	4	9	(4)	(1)	21	(17)		9
Share-based compensation expense			21					21
Conversion of series 2 to series 1 common shares	(19)	(38)	(168)	(19)	206			—
Balance, June 30, 2011	2,993	$5,987	$46,690	—	$—	$(38,885)	$(466)	$13,326

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2010. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and the “Company” mean Sprint Nextel Corporation and its consolidated subsidiaries.
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
In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value". The amendments will be effective beginning in the first quarter of 2012, and we are currently evaluating their impact, if any, on our consolidated financial statements.
In June 2011, the FASB issued authoritative guidance regarding Comprehensive Income: Presentation of Comprehensive Income which amends existing guidance to present the components of net income and comprehensive income in either one or two consecutive financial statements, eliminating the option to present other comprehensive income in the statement of changes in shareholders' equity. The amendments will be effective beginning in the first quarter of 2012, require retrospective application, and will only effect presentation of information in our primary financial statements.

Note 3.	Investments
The components of investments were as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Marketable equity securities	$48	$39
Equity method and other investments	2,345	3,350
	$2,393	$3,389
Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together, "Clearwire") is part of our long-term plan to participate in the fourth generation (4G) wireless broadband market, and to benefit from Clearwire's entry into that market. Sprint and other investors are offering 4G products utilizing Clearwire's 4G wireless broadband network in available markets.
As of June 30, 2011, Sprint holds approximately 54% of a non-controlling economic interest in Clearwire in the form of 532 million Class B non-voting common interests (Class B Non-voting) in Clearwire Communications LLC and a 49.7% non-controlling voting interest in the form of 454 million shares of Class B voting common stock (Class B Voting) of Clearwire Corporation (together, “Class B Common Interests”) for which

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the carrying value totaled $2.1 billion. In June 2011, Sprint exercised its right to unilaterally surrender approximately 78 million shares of Class B Voting, which resulted in a reduction of our voting interest from approximately 54% to 49.7%. The surrender had no impact on Sprint's economic interest or governance rights in Clearwire and Sprint maintained the right to buy back the shares surrendered for a price equal to the par value of those shares. Each share of Clearwire Corporation Class B Voting, together with one Clearwire Communications LLC Class B Non-voting, is exchangeable for one share of Clearwire Corporation's Class A common stock, a publicly traded security. If Sprint does not elect to buy back shares surrendered, any Class B Non-voting shares in excess of Class B Voting shares could be sold separately, subject to certain restrictions. In addition to Class B Common Interests, Sprint holds a note receivable from Clearwire with a fixed interest rate of 12% and a maturity date of December 2015. The carrying value of the note receivable was $177 million as of June 30, 2011 and December 31, 2010. The carrying value of Sprint's Class B Common Interests, together with the carrying value of the note receivable, are included in the line item "Investments" in Sprint's consolidated balance sheet. Equity in losses from Clearwire were $594 million and $1.0 billion for the three and six-month periods ended June 30, 2011 and $300 million and $550 million for the three and six-month periods ended June 30, 2010, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances.
Sprint's Recoverability
Sprint's ability to recover the carrying value of $2.1 billion as of June 30, 2011 depends, in part, upon Clearwire's ability to obtain sufficient additional funding to support its operations and its ability to successfully develop, deploy and maintain its 4G network. Uncertainty regarding Clearwire's timing and ability to obtain sufficient additional funding could result in significant changes to Clearwire's stock price and value. A sustained decline in the estimated fair value of Clearwire that would be deemed to be other-than-temporary could result in a material impairment to the carrying value of our investment. We do not intend to sell our 54% economic interest in the foreseeable future, and recoverability of our equity investment is not affected by short-term fluctuations in Clearwire's stock price.
Clearwire has reported significant net losses since its formation and we expect Clearwire to continue to generate net losses in the near term. The carrying value of Sprint's investment in Clearwire has declined approximately $1.8 billion since Clearwire's formation in November 2008, primarily resulting from Sprint's share in equity of net losses of Clearwire, resulting in a decline in Sprint's per share carrying value of Clearwire from $10.65 as of December 31, 2008 to $3.92 as of June 30, 2011. As of June 30, 2011, based on the assumed exchange of our Class B Common Interests for Class A Common Stock, the carrying value of Sprint's investment in Clearwire of $3.92 per share over Clearwire's closing stock price of $3.78 per share was equivalent to an excess of $75 million.
At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluations consider, among other things, Clearwire's market capitalization, which assumes expectations of future performance, as well as Clearwire's historical stock price, including historical and implied volatility associated with Clearwire's common stock. Based on our evaluations, we believe that as of June 30, 2011 the implied unrealized loss in value is the result of a temporary decline (See Note 15).
Summarized financial information for Clearwire is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Revenues	$323	$117	$559	$218
Operating expenses	(1,234)	(628)	(2,118)	(1,124)
Operating loss	$(911)	$(511)	$(1,559)	$(906)
Net loss from continuing operations before non-controlling interests	$(940)	$(537)	$(1,733)	$(964)
Net loss from discontinued operations before non-controlling interests	$(33)	$(10)	$(74)	$(23)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits and treasury securities), totaling $315 million and $300 million as of June 30, 2011 and December 31, 2010, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $48 million and $39 million as of June 30, 2011 and December 31, 2010, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities is based on current market prices or interest rates. The following table presents carrying amounts and estimated fair values of our current and long-term debt, financing and capital lease obligations:

	June 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Current and long-term debt, financing and capital lease obligations	$18,534	$18,930	$20,191	$20,007

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Changes in technology or in our intended use of these assets, including our ability to successfully test and deploy our network modernization plan, Network Vision, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change. In connection with Network Vision, certain spectrum licenses that were not previously placed in service are now expected to be utilized. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within property, plant and equipment. Interest expense capitalized was $102 million and $201 million for the three and six-month periods ended June 30, 2011 and $4 million and $7 million for the three and six-month periods ended June 30, 2010, respectively. Construction in progress (including any capitalized interest) associated with Network Vision is expected to be depreciated using the straight-line method based on estimated economic useful lives, which are expected to be depreciated over a weighted average useful life of approximately 8 years, once the assets are placed in-service. The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Land	$333	$332
Network equipment, site costs and related software	38,009	37,514
Buildings and improvements	4,820	4,823
Non-network internal use software, office equipment and other	2,387	2,465
Construction in progress	1,256	995
Less accumulated depreciation	(32,426)	(30,915)
Property, plant and equipment, net	$14,379	$15,214

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2010	Net Additions	June 30, 2011
	(in millions)
FCC licenses	$19,927	$132	$20,059
Trademarks	409	—	409
Goodwill	359	—	359
	$20,695	$132	$20,827
We hold Federal Communications Commission (FCC) licenses authorizing the use of radio frequency spectrum to deploy our wireless services: 1.9 gigahertz (GHz) licenses utilized in the code division multiple access (CDMA) network, and 800 megahertz (MHz) and 900 MHz licenses utilized in the integrated Digital Enhanced Network (iDEN) network. We also hold FCC licenses that are not yet placed in service but that we intend to use in accordance with FCC requirements. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The carrying value of our goodwill is included in our wireless segment and resulted from the December 2009 acquisitions of Virgin Mobile USA and iPCS, Inc (iPCS).
Intangible Assets Subject to Amortization

		June 30, 2011			December 31, 2010
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 to 5 years	$1,925	$(1,845)	$80	$1,925	$(1,717)	$208
Other intangible assets
Trademarks	10 to 37 years	1,169	(538)	631	1,169	(490)	679
Reacquired rights	9 to 14 years	1,571	(585)	986	1,571	(519)	1,052
Other	9 to 16 years	121	(52)	69	116	(46)	70
Total other intangible assets		2,861	(1,175)	1,686	2,856	(1,055)	1,801
Total definite-lived intangible assets		$4,786	$(3,020)	$1,766	$4,781	$(2,772)	$2,009

Note 7.	Accounts Payable
Accounts payable at June 30, 2011 and December 31, 2010 include liabilities in the amounts of $107 million and $123 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	June 30, 2011	December 31, 2010
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00 - 9.25%	2016 - 2022	$3,500	$3,500
Sprint Capital Corporation	6.88 - 8.75%	2012 - 2032	8,204	9,854
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 - 7.38%	2013 - 2015	4,780	4,780
Secured notes
iPCS, Inc.	2.40 - 3.52%	2013 - 2014	481	481
Credit facilities - Sprint Nextel Corporation
Bank credit facility	3.50%	2013	—	—
Export Development Canada	3.46 - 4.16%	2012 - 2015	750	750
Financing obligation	9.50%	2030	698	698
Capital lease obligations and other	4.11 - 15.49%	2014 - 2022	75	76
Net premiums			46	52
			18,534	20,191
Less current portion			(2,256)	(1,656)
Long-term debt, financing and capital lease obligations			$16,278	$18,535
As of June 30, 2011, Sprint Nextel Corporation, the parent corporation, had $4.3 billion in principal of debt outstanding, including the credit facilities. In addition, $13.5 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $8.7 billion is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments totaled $529 million and $739 million during the six-month periods ended June 30, 2011 and 2010, respectively.
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
Credit Facilities
As of June 30, 2011, $1.2 billion in letters of credit, which includes a $1.1 billion letter of credit required by the FCC's Report and Order to reconfigure the 800 MHz band (the "Report and Order"), were outstanding under our $2.1 billion revolving bank credit facility. As a result, the Company had $900 million of borrowing capacity available under this revolving bank credit facility as of June 30, 2011. The terms of this credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings. As of June 30, 2011, the unsecured loan agreement with Export Development Canada (EDC) is fully drawn and has terms similar to those of the revolving bank credit facility. Under terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn.

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
Covenants
As of June 30, 2011, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. As of June 30, 2011, we own a 54% non-controlling economic interest in Clearwire. As previously reported, Clearwire could have been considered a subsidiary under certain agreements relating to our indebtedness and, as such, certain actions or defaults by Clearwire would have, if viewed as a subsidiary, resulted in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%. In June 2011, Sprint exercised this right and surrendered approximately 78 million shares of Class B voting common stock of Clearwire Corporation, which resulted in a reduction of our voting interest from 53.7% to 49.7% and eliminated the potential for Clearwire to be considered a subsidiary of Sprint.
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

Note 9.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Six Months Ended
	June 30,
	2011	2010
	(in millions)
Income tax benefit at the federal statutory rate	$403	$527
Effect of:
State income taxes, net of federal income tax effect	(10)	46
Change in valuation allowance	(533)	(667)
Other, net	4	(24)
Income tax expense	$(136)	$(118)
Effective income tax rate	(11.8)%	(7.8)%

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our recent history of consecutive annual losses, in addition to the uncertainty concerning the forecasted income for 2011 and beyond, reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $533 million for the six-month period ended June 30, 2011 on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the period. The valuation allowance was $3.1 billion and $2.6 billion as of June 30, 2011 and December 31, 2010, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. The net carrying value of certain of our deferred tax assets totaling approximately $340 million are dependent, in part, on the ability to realize value from our equity investment in Clearwire.
Income tax expense of $136 million for the six-month period ended June 30, 2011 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. In addition, during the second quarter 2011, a $52 million expense was recorded as a result of the effect of recently enacted changes in Michigan's corporate state income tax laws. Of the $52 million, $33 million was recognized within "State income taxes, net of federal income tax effect" and $19 million was recognized as "Change in valuation allowance" in the table above.
As of June 30, 2011 and December 31, 2010, we maintained a liability related to unrecognized tax benefits of $225 million and $228 million, respectively. Cash was paid for net income taxes of $31 million and $21 million during the six-month periods ended June 30, 2011 and 2010, respectively.

Note 10.	Spectrum Hosting Arrangement
Sprint's Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including Sprint's 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, Sprint entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, Sprint agreed to deploy and operate a fourth generation long term evolution (4G LTE) network capable of utilizing spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as “spectrum hosting”. The spectrum hosting arrangement will allow LightSquared the ability to provide capacity on a 4G LTE network to their wholesale customers, including Sprint. Sprint expects to receive consideration consisting of cash and 4G LTE credits (collectively, "Arrangement Consideration"). These 4G LTE credits can be used by Sprint to purchase 4G LTE capacity during the term of the arrangement should Sprint elect to provide 4G LTE services to its customers. The Arrangement Consideration will be recognized as revenue over the period of Sprint's estimated initial performance obligation to deliver spectrum hosting services. The Arrangement Consideration will be allocated to each market and revenue recognition will commence upon the activation of each market, which is expected to occur on a staggered basis over a two to three year period. The estimated period of Sprint's initial performance obligation is expected to be approximately eight years for each market based upon the expected timing of a network upgrade and on the weighted average estimated useful life of the equipment and related assets used to provide network services. The network equipment purchased by Sprint to service the hosting arrangement will be capitalized and depreciated over the shorter of the asset's useful life or the estimated initial performance period. Our costs to operate and maintain the equipment will be recognized as incurred. The arrangement generally provides for payment of spectrum hosting services in advance of services rendered by Sprint. Cash payments received in the three-month period ended June 30, 2011 totaled $90 million and an additional $200 million was received in July 2011. All of the advanced payments have been recorded as deferred revenue.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Commitments and Contingencies
Litigation, Claims and Assessments
A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980's have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. We reached an agreement in principle to settle the claims for an amount not material to our consolidated financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the parties have continued their efforts to reach a settlement. We have begun to settle some suits on a statewide basis, and have received preliminary court approval of settlements in Idaho, Illinois, North Dakota and Alabama. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.
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
Five related shareholder derivative suits were filed against the Company and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; a fourth suit, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and a fifth suit, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. The parties are discussing a schedule for these cases going forward in light of the pendency of the Bennett case.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $1.1 billion as of June 30, 2011, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.0 billion, of which $132 million was incurred related to FCC licenses during the six-month period ended June 30, 2011. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the Transition Administrator. Regardless, we continue to estimate that total direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile satellite service (MSS) entrants for their pro rata portion of our costs (approximately $200 million) of clearing a portion of the 1.9 GHz spectrum. On September 29, 2010, the FCC affirmed the obligation of the MSS entrants to reimburse us and we are pursuing expeditious implementation of the FCC's decision, although there is uncertainty around the MSS entrants' ability to reimburse. However, the FCC's decision recognizes that uncertainty and allows us to pursue other avenues to obtain reimbursement from those entrants or their affiliates.
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

Note 12.	Compensation Plans
As of June 30, 2011, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP), (together, "Compensation Plans"). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and certain other service providers. Options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three or four years, and generally have a contractual term of ten years. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Performance-based restricted stock units awarded in 2011 and 2010 have three distinct one-year performance periods and are granted in each period once the performance objectives are established. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors,

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

until the restrictions lapse, which is typically three years for employees and one year for directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.
For the three-month period ended June 30, 2011, the number of shares available and reserved for future grants under the 2007 Plan increased by about 8 million to approximately 162 million common shares, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, or otherwise terminated. As of June 30, 2011, restricted stock units and options to acquire about 58 million shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 10 million shares were outstanding under the 1997 Program, options to acquire about 3 million shares were outstanding under the Nextel Plan and options to acquire about 5 million common shares were outstanding under the MISOP. As of June 30, 2011, the ESPP has approximately 80 million common shares authorized and reserved for future purchases. We use new shares to satisfy share-based awards or treasury shares, if available.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $19 million and $37 million for the three and six-month periods ended June 30, 2011, and $18 million and $36 million for the three and six-month periods ended June 30, 2010. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards for the same four periods was $3 million, $8 million, $(4) million and $(6) million, respectively.
As of June 30, 2011, there was $70 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 1.86 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $8 million and $3 million for the six-month periods ended June 30, 2011 and 2010, respectively.
Options
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. Options outstanding as of June 30, 2011 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan and the MISOP, as discussed above.
Options to purchase approximately 1 million and 8 million shares were granted during the three and six-month periods ended June 30, 2011, respectively. The weighted average grant date fair value of options awarded during the six-month period ended June 30, 2011 was $1.89, compared to $1.97 for the same prior year period. The total intrinsic value of options exercised was $3 million during the six-month period ended June 30, 2011 and immaterial during the six-month period ended June 30, 2010.
Restricted Stock Units
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. Restricted stock units granted in the three-month period ended June 30, 2011 were insignificant and approximately 4 million restricted stock units were granted in the six-month period ended June 30, 2011.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of restricted stock units vested during the three and six-month periods ended June 30, 2011 was $3 million and $15 million, respectively. The total fair value of restricted stock units vested during the three and six-month periods ended June 30, 2010 was $11 million and $32 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the six-month period ended June 30, 2011 was $4.27 per unit, compared with $3.46 per unit for the same prior year period.
Certain restricted stock units outstanding as of June 30, 2011 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met.

Note 13.	Shareholders' Equity and Per Share Data
In the first quarter 2011, certain holders of our Series 2 common stock exercised their rights to convert 35 million Series 2 shares to 35 million Series 1 shares, resulting in a $38 million and $168 million reduction to common shares and paid-in capital, respectively, and a corresponding $206 million reduction in treasury shares.
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 42 million and 33 million shares as of June 30, 2011 and 2010, respectively. All such potentially dilutive shares were antidilutive for the three and six-month periods ended June 30, 2011 and 2010 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2011
Net operating revenues	$7,452	$857	$2	$8,311
Inter-segment revenues(1)	—	233	(233)	—
Total segment operating expenses	(6,350)	(880)	233	(6,997)
Segment earnings	$1,102	$210	$2	1,314
Less:
Depreciation and amortization				(1,235)
Other, net				—
Operating income				79
Interest expense				(239)
Equity in losses of unconsolidated investments and other, net			$(588)	(588)
Loss before income taxes				$(748)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2010
Net operating revenues	$7,014	$1,010	$1	$8,025
Inter-segment revenues(1)	—	262	(262)	—
Total segment operating expenses	(5,790)	(999)	265	(6,524)
Segment earnings	$1,224	$273	$4	1,501
Less:
Depreciation and amortization				(1,635)
Other, net(2)				71
Operating loss				(63)
Interest expense				(381)
Equity in losses of unconsolidated investments and other, net			$(269)	(269)
Loss before income taxes				$(713)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2011
Net operating revenues	$14,865	$1,755	$4	$16,624
Inter-segment revenues(1)	—	455	(455)	—
Total segment operating expenses	(12,480)	(1,772)	456	(13,796)
Segment earnings	$2,385	$438	$5	2,828
Less:
Depreciation and amortization				(2,490)
Other, net				—
Operating income				338
Interest expense				(488)
Equity in losses of unconsolidated investments and other, net			$(1,000)	(1,000)
Loss before income taxes				$(1,150)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2010
Net operating revenues	$14,062	$2,045	$3	$16,110
Inter-segment revenues(1)	—	524	(524)	—
Total segment operating expenses	(11,642)	(2,017)	528	(13,131)
Segment earnings	$2,420	$552	$7	2,979
Less:
Depreciation and amortization				(3,310)
Other, net(2)				88
Operating loss				(243)
Interest expense				(753)
Equity in losses of unconsolidated investments and other, net			$(511)	(511)
Loss before income taxes				$(1,507)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the six months ended June 30, 2011	$1,187	$99	$117	$1,403
Capital expenditures for the six months ended June 30, 2010	$699	$106	$117	$922
 _________________
(1)    Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.
(2)    Other, net for the three and six-month periods ended June 30, 2010 consists primarily of severance and exit costs offset by a benefit relating to access cost disputes associated with prior periods.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2011
Wireless services	$6,708	$—	$—	$6,708
Wireless equipment	690	—	—	690
Voice	—	480	(156)	324
Data	—	117	(43)	74
Internet	—	475	(35)	440
Other	54	18	3	75
Total net operating revenues	$7,452	$1,090	$(231)	$8,311

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2010
Wireless services	$6,397	$—	$—	$6,397
Wireless equipment	566	—	—	566
Voice	—	568	(175)	393
Data	—	133	(36)	97
Internet	—	552	(52)	500
Other	51	19	2	72
Total net operating revenues	$7,014	$1,272	$(261)	$8,025

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2011
Wireless services	$13,357	$—	$—	$13,357
Wireless equipment	1,385	—	—	1,385
Voice	—	966	(309)	657
Data	—	233	(80)	153
Internet	—	972	(67)	905
Other	123	39	5	167
Total net operating revenues	$14,865	$2,210	$(451)	$16,624

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2010
Wireless services	$12,829	$—	$—	$12,829
Wireless equipment	1,133	—	—	1,133
Voice	—	1,153	(352)	801
Data	—	271	(69)	202
Internet	—	1,105	(103)	1,002
Other	100	40	3	143
Total net operating revenues	$14,062	$2,569	$(521)	$16,110
_______________
(1)    Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Subsequent Events

As of June 30, 2011, the carrying value of Sprint's investment in Clearwire of $3.92 per share over Clearwire's closing stock price of $3.78 per share was equivalent to an excess of $75 million. Clearwire's stock price began to decline below its June 30, 2011 closing price subsequent to July 10, 2011 and closed at $2.47 per share as of August 3, 2011, resulting in an excess of the carrying value of Sprint's investment in Clearwire as compared to Clearwire's closing stock price of approximately $771 million. A $.10 change in Clearwire's per share closing stock price is equivalent to a corresponding change in the estimated value of our investment in Clearwire by approximately $53.2 million based on an assumed conversion of 532 million Class B Common Interests. The decline in Clearwire's stock price subsequent to June 30, 2011, did not result in a change to our conclusion regarding the realizability of the carrying value of our investment in Clearwire and certain of our deferred tax assets (see Notes 3 and 9) at June 30, 2011 given the short duration of the severe decline. We do not intend to sell our investment in Clearwire in the forseeable future, and recoverability of our investment is not affected by short-term fluctuations in Clearwire's stock price. However, a sustained decline in the trading price of Clearwire's common stock below our per share carrying value, an element of consideration for recoverability, could result in a determination that our investment in Clearwire may not be recoverable, resulting in a material non-cash impairment in our consolidated financial statements up to the entire amount of our investment, including the note receivable, of $2.3 billion.

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
We have reduced confusion over pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature. We also offer price plans tailored to business subscribers such as Business Advantage, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile AnytimeSM feature with certain plans. To simplify and improve the customer experience, we introduced the Sprint Free Guarantee, which gives any customer opening a new line of service the chance to try Sprint for 30 days for free (excluding overages and premium services not included in price plans). In addition, we have continued to offer Ready Now, which trains our customers before they leave the store on how to use their mobile devices. For our business customers, we aim to increase their productivity by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to acquire and retain both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution and calls per subscriber.

Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. In June we launched America's first 4G device with a 3D display, the HTC EVO™ 3D. Our multi-functional device portfolio also includes other 4G devices such as the Nexus S™ 4G, and the HTC EVO Shift™ 4G. In addition to 4G phones, our portfolio includes the Kyocera Echo™, the first dual-touchscreen Android smartphone, and the Motorola i1, which is the world's first Direct Connect® Android-powered smartphone, as well as the LG Optimus S™, the HTC Arrive™ and the BlackBerry Curve™ and BlackBerry® Style™. Our mobile broadband portfolio consists of devices such as the Sierra Wireless Overdrive™ Pro 3G/4G Mobile Hotspot, which allows the connection of up to eight WiFi enabled devices and the MiFi® 3G/4G Mobile Hotspot by Novatel Wireless, which allows connections of up to five devices. Our networks can also be accessed through our portfolio of tablet and laptop devices such as the new Samsung Galaxy Tab™ 10.1, BlackBerry® 4G PlayBook™, Motorola Xoom™ and HTC EVO View 4G™ or the Dell™ Inspiron™ 11z laptop.
We support the open development of applications, content and devices on our network platforms through services such as Google Voice and the new announced Google Wallet, which is an application using near field communication technology to enable smartphones to make purchases at select merchants. We have also launched several Sprint ID packs that download applications, widgets and other content related to a person's interests at the push of a button. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions on a postpaid and wholesale basis. The machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of devices including original equipment manufacturer devices and after-market in-vehicle connectivity and Electric Vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, Smartgrid/utilities, medical equipment and a variety of other consumer electronics and appliances.
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
We have focused our wholesale business to enable our diverse network of customers to successfully grow their business by providing them with an array of network, product and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the ever growing demands of their business.
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
Network Vision
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide customers with an enhanced network experience by improving voice quality, coverage and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability by enabling the aggregation of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine capabilities. Consolidating and optimizing the use of our 800 megahertz (MHz), 1.9 gigahertz (GHz) as well as other spectrum owned by third-parties into multi-mode stations should allow us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which allows for opportunities to evaluate new 4G technologies to better utilize our available spectrum.

The first stages of equipment testing began in the first quarter of 2011 and, if successful, deployment is expected to begin in the latter half of 2011 and continue over approximately three years. As Network Vision is implemented, the size and power required to operate the network is expected to be reduced. We expect the plan to bring financial benefit to the Company through convergence to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings and the eventual reduction in total cell sites by migrating to a single network technology platform and also by reducing the cost of handling expanded data traffic.
We have entered into agreements relating to Network Vision to deploy a cost-effective, innovative network to enhance the voice quality and data speeds by supporting multiple technologies and multiple spectrum bands on one network. The successful testing and deployment related to these changes in technology is expected to result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, primarily associated with iDEN-related assets, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which could have a material impact on our consolidated financial statements. As of June 30, 2011, the remaining net carrying value of iDEN-related assets, a component of property, plant and equipment, was approximately $4 billion with a composite estimated useful life of 4.5 years resulting in depreciation expense of approximately $800 million annually. Accordingly, absent additional capital investments or changes in expected remaining useful lives of existing equipment, a substantial portion of iDEN-related assets would be fully depreciated by the end of 2015. Successful completion of Network Vision earlier than the end of 2015 would result in an acceleration of these depreciation and amortization costs. Furthermore, Sprint is experiencing increased usage of data by subscribers, which has required additional capital expenditures of data capacity equipment on our current CDMA network. Once Network Vision is implemented across most markets, certain of this equipment, utilized for current CDMA network technology, may not be able to be used which could result in shorter than normal estimated useful lives resulting in depreciation expense recognized over the shortened period.
Spectrum Hosting
Sprint's Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including Sprint's 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, Sprint entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, Sprint agreed to deploy and operate a fourth generation long term evolution (4G LTE) network capable of utilizing the 1.6 GHz spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as “spectrum hosting”. The arrangement contains contingencies related to possible interference issues with LightSquared's spectrum, including the right of Sprint to terminate the arrangement if certain conditions are not met either by September 30, 2011 or December 31, 2011. If Sprint exercises its termination right, only those payments received from LightSquared that have not been contractually earned, including amounts not expended or contractually committed to support hosting services, will be required to be refunded to LightSquared. During the term of the arrangement, Sprint has the right to purchase 50% of expected 4G LTE capacity generated on the 4G LTE network. In the event the arrangement is terminated for LightSquared's material breach, non-payment or insolvency, Sprint maintains a second lien on certain of LightSquared's spectrum related assets.
The spectrum hosting arrangement will allow LightSquared the ability to provide capacity on a 4G LTE network (4G LTE capacity) to their wholesale customers, including Sprint. LightSquared will pay cash and credits (4G LTE credits) to Sprint during both the build-out and operating phases of the arrangement, which are established on a fixed fee per tower basis. Sprint estimates it will receive cash payments from LightSquared totaling approximately $9 billion, as well as 4G LTE credits valued at approximately $4.5 billion, during the estimated period of Sprint's initial performance obligation. Sprint, at its option, can elect to redeem 4G LTE credits to purchase 4G LTE capacity during the term of the arrangement assuming Sprint elects to incorporate 4G LTE as part of its 4G offerings to subscribers. If Sprint expects not to utilize any of LightSquared's 4G LTE capacity, the 4G LTE credits would not be recognized in our consolidated financial statements as they would not represent a future economic benefit to us.

The consideration received, cash and 4G LTE credits, will be allocated to each market and revenue recognition will commence upon the activation of each market, which is expected to occur on a staggered basis over a two to three year period. The estimated period of Sprint's initial performance obligation is expected to be approximately eight years for each market based upon the expected timing of a network upgrade and the weighted average estimated useful life of the equipment and related assets used to provide network services. Upon a network upgrade, Sprint expects to replace and or upgrade the underlying equipment used to provide the spectrum hosting services. The initial revenue recognition period for the hosting services is subject to revision based on the expected timing of a network upgrade. In the event Sprint elects, in its sole discretion, to upgrade and/or replace equipment, LightSquared has the ability to either terminate the arrangement for a specified termination fee or continue to purchase spectrum hosting services, which would result in an adjustment to the initial contractual fees designed to reflect market rates for the new equipment cost and for ongoing operation and maintenance related to the delivery of hosting services.
The network equipment purchased by Sprint to service the hosting arrangement will be capitalized and depreciated over the shorter of the asset's useful life or the estimated initial performance period. Our costs to operate and maintain the equipment will be recognized as incurred. Cash payments received and recorded as deferred revenue through this spectrum hosting arrangement totaled $90 million for the second quarter 2011 and an additional $200 million was received in July 2011.
Effects on our Wireless Business of Postpaid Subscriber Losses
As shown by the table below under “Results of Operations,” Wireless segment earnings represents approximately 84% of Sprint's total consolidated segment earnings. The wireless industry is subject to competition to acquire and retain subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU).
To address and reduce postpaid subscriber losses, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our networks. We have also introduced new devices improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive new rate plans providing simplicity and value. We believe these actions had a favorable impact on net postpaid subscriber trends, and we expect these to further improve our subscriber results.
The Company has demonstrated significant improvement in net postpaid subscriber results subsequent to the first quarter 2009. Although the Company continues to experience net losses of iDEN postpaid subscribers, these subscribers generally have a lower ARPU and have been partially offset by net additions of CDMA postpaid subscribers which, on average, carry a higher ARPU. The Company expects to continue the trend of net postpaid subscriber losses on the iDEN network as we focus efforts on growth in Sprint-branded subscribers on the CDMA network. In addition, we seek to migrate push-to-talk subscribers on the iDEN network through providing competitive Sprint-branded offerings on the CDMA network. For the three-month period ended June 30, 2011, net postpaid subscriber losses of 101,000 represent an improvement of 127,000, or 56% compared to the same period one year ago and net prepaid subscriber additions of 674,000 represent an improvement of 501,000, or 290% for the same period. For the six-month period ended June 30, 2011, net postpaid subscriber losses of 215,000 represent an improvement of 591,000, or 73% compared to the same period one year ago and net prepaid subscriber additions of 1.5 million represent an improvement of 999,000, or 192% for the same period. As a result, wireless retail service revenue has begun to stabilize primarily due to the increased service revenue associated with our prepaid wireless offerings and increased postpaid ARPU due to premium data add-on fees associated with smartphones. If our trend of improved postpaid subscriber results does not continue, it could have a material negative impact on our financial condition, results of operations and liquidity in 2011 and beyond. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should continue to improve net postpaid subscriber results.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)
Wireless segment earnings	$1,102	$1,224	$2,385	$2,420
Wireline segment earnings	210	273	438	552
Corporate, other and eliminations	2	4	5	7
Consolidated segment earnings	1,314	1,501	2,828	2,979
Depreciation and amortization	(1,235)	(1,635)	(2,490)	(3,310)
Other, net	—	71	—	88
Operating income (loss)	79	(63)	338	(243)
Interest expense	(239)	(381)	(488)	(753)
Equity in losses of unconsolidated investments and other, net	(588)	(269)	(1,000)	(511)
Income tax expense	(99)	(47)	(136)	(118)
Net loss	$(847)	$(760)	$(1,286)	$(1,625)
Consolidated segment earnings decreased $187 million, or 12%, and $151 million, or 5%, in the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.
Depreciation and Amortization Expense
During the first quarter 2011, Sprint completed its annual study of estimated useful lives of depreciable assets, which reflects a reduction in the replacement rate of capital additions and was a primary factor for a decrease to depreciation expense of $140 million, or 11%, and $293 million, or 12%, in the three and six-month periods ended June 30, 2011 compared to the same periods in 2010. As a result of expected increased capital expenditures related to Network Vision, we expect depreciation expense to begin to increase over the next several years as those assets are placed into service. Amortization expense declined $260 million, or 70%, and $527 million, or 68%, in the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010, primarily due to the absence of amortization for customer relationship intangible assets related to the 2005 acquisition of Nextel which became fully amortized in the second quarter 2010. Customer relationships are amortized using the sum-of-the-years'-digits method, resulting in higher amortization rates in early periods that decline over time.
Other, net
Other, net recognized for the three and six-month periods ended June 30, 2010 consisted of a benefit resulting from favorable developments relating to access cost disputes with certain exchange carriers slightly offset by severance and exit costs primarily related to exit costs incurred as a result of vacating certain office space that was no longer utilized.
Interest Expense
Interest expense decreased $142 million, or 37%, and $265 million, or 35%, in the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010, primarily due to a $98 million and $194 million increase, respectively, in the amount of interest capitalized. The increase in capitalized interest is related to our plan to deploy certain spectrum licenses as part of Network Vision that were not previously utilized. We expect full year capitalized interest related to these spectrum licenses to be approximately $400 million. The reduction in interest expense also includes decreases of $31 million and $52 million in the three and six-month periods ended June 30, 2011 as a result of the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes in January 2011. The effective interest rate on the weighted average long-term debt balance of $18.5 billion and $20.9 billion was 7.2% and 7.3% for the three-month periods ended June 30, 2011 and 2010, respectively. The effective interest rate on the weighted average long-term debt balance of $18.8 billion and $20.9 billion was 7.2% for both the six-month periods ended June 30, 2011 and 2010, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.

Equity in Losses of Unconsolidated Investments and Other, net
This item consists mainly of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with the investment in Clearwire consists of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances. Equity in losses from Clearwire were $594 million and $300 million for the three-month periods ended June 30, 2011 and 2010, and $1.0 billion and $550 million for the six-month periods ended June 30, 2011 and 2010, respectively. Sprint's equity in losses from Clearwire include charges of approximately $202 million and $294 million for the three and six-month periods ended June 30, 2011,which are associated with Clearwire's abandonment of network and other assets that no longer meet their strategic plans.
Clearwire owns and operates a next generation mobile broadband network that provides high-speed residential and mobile Internet access services and residential voice services in communities throughout the country. Clearwire is an early stage company, and as such, has heavily invested in building its network and acquiring other assets necessary to expand the business during 2009 and 2010, which has resulted in increased operating losses and reduced liquidity. We expect Clearwire to continue to generate net losses in the near term as it executes its business plan. Our intent to hold our investment in Clearwire is based, in part, on our growing subscriber base of 4G subscribers that utilize Clearwire's network. However, a sustained decline in the trading price of Clearwire's common stock below our per share carrying value, an element of consideration for recoverability, could result in a determination that our investment in Clearwire may not be recoverable, resulting in a material non-cash impairment in our consolidated financial statements up to the entire amount of our investment, including the note receivable, of $2.3 billion.
Income Tax Expense
The consolidated effective tax rate was an expense of approximately 12% and 8% during each of the six-month periods ended June 30, 2011 and 2010, respectively. The income tax expense for the six-month periods ended June 30, 2011 and 2010 includes a $533 million and $667 million net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. The 2011 increase to the valuation allowance is also inclusive of $19 million associated with federal income tax effects of recently enacted changes in Michigan's corporate state income tax laws, which occurred in the second quarter, and resulted in a total charge to income tax expense of $52 million. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

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

The following table provides an overview of the results of operations of our Wireless segment for the three and six-month periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Wireless Earnings	2011	2010	2011	2010
	(in millions)
Postpaid	$5,594	$5,469	$11,165	$11,008
Prepaid	1,114	928	2,192	1,821
Retail service revenue	6,708	6,397	13,357	12,829
Wholesale, affiliate and other revenue	54	51	123	100
Total service revenue	6,762	6,448	13,480	12,929
Cost of services (exclusive of depreciation and amortization)	(2,237)	(2,066)	(4,284)	(4,113)
Service gross margin	4,525	4,382	9,196	8,816
Service gross margin percentage	67%	68%	68%	68%
Equipment revenue	690	566	1,385	1,133
Cost of products	(1,838)	(1,580)	(3,650)	(3,146)
Equipment net subsidy	(1,148)	(1,014)	(2,265)	(2,013)
Equipment net subsidy percentage	(166)%	(179)%	(164)%	(178)%
Selling, general and administrative expense	(2,275)	(2,144)	(4,546)	(4,383)
Wireless segment earnings	$1,102	$1,224	$2,385	$2,420
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $311 million, or 5%, and $528 million, or 4%, for the three and six-month periods ended as compared to the same periods in 2010. The increase in retail service revenue was driven by attracting more subscribers to our Boost and Virgin Mobile prepaid brands who are choosing higher rate plans to take advantage of international offerings as well as the increased availability of smartphones in addition to increased subscribers from new market launches for our Assurance Wireless brand. In addition, an increase in postpaid service revenue reflects an increase related to our premium data add-on required for all smartphones and greater popularity of unlimited and bundled plans, which was partially offset by a decrease in overage charges on voice and data.
Wholesale and affiliates are those subscribers who are served through 3G MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $3 million, or 6%, and $23 million, or 23%, for the three and six-month periods ended as compared to the same periods in 2010 primarily as a result of growth in our 3G MVNO relationships. Approximately 35% of our wholesale and affiliate subscribers represent a growing number of devices that utilize our network through our machine-to-machine solutions. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per subscriber for machine-to-machine solutions is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.

Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and average revenue per subscriber for the three and six-month periods ended June 30, 2011 and 2010. Additional information about the number of subscribers, net additions to subscribers, ARPU and average rates of monthly postpaid and prepaid customer churn for each quarter since the first quarter 2010 may be found in the table on the following page.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(subscribers in thousands)		(subscribers in thousands)
Average postpaid subscribers(1)	32,907	33,233	32,981	33,435
Average prepaid subscribers(1)	13,482	11,053	13,070	10,945
ARPU(2):
Postpaid	$57	$55	$56	$55
Prepaid	28	28	28	28
Average retail	48	48	48	48

_______________
(1)    Average prepaid subscribers for the three and six-month periods ended June 30, 2011 are exclusive of 49,000 subscribers transferred to wholesale and affiliates as a result of a sale and transfer of customers to an affiliate in the third quarter 2010.
(2)    ARPU is calculated by dividing service revenue by the sum of the average number of subscribers. Changes in average monthly service revenue reflect subscribers who change rate plans, the level of voice and data usage, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.
Postpaid ARPU for the three and six-month periods ended June 30, 2011 increased as compared to the same periods in 2010 primarily due to increased revenues for premium data add-ons and greater popularity of unlimited and bundled plans, partially offset by decreases in overage charges on voice and data. Prepaid ARPU for the three and six-month periods ended June 30, 2011 remained flat compared to the same periods in 2010. Although prepaid ARPU decreased as a result of the net additions of our Assurance Wireless brand whose subscribers carry a lower ARPU, this decrease was offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans to take advantage of international offerings and the increased availability of smartphones.

The following table shows (a) net additions (losses) of wireless subscribers for each quarter beginning with the first quarter 2010, (b) our total subscribers as of the end of each quarterly period, (c) our average monthly postpaid and prepaid service revenue per subscriber and (d) our average rates of monthly postpaid and prepaid customer churn.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Net additions (losses) (in thousands)
Postpaid(1):
iDEN	(447)	(364)	(383)	(395)	(367)	(327)
CDMA(2)	(131)	136	276	453	253	226
Total retail postpaid	(578)	(228)	(107)	58	(114)	(101)
Prepaid:
iDEN	(44)	(465)	(700)	(768)	(560)	(475)
CDMA	392	638	1,171	1,414	1,406	1,149
Total retail prepaid	348	173	471	646	846	674
Wholesale and affiliates	155	166	280	393	389	519
Total Wireless	(75)	111	644	1,097	1,121	1,092
End of period subscribers (in thousands)
Postpaid:
iDEN	6,808	6,444	6,061	5,666	5,299	4,972
CDMA(2)	26,581	26,717	26,993	27,446	27,699	27,925
Total retail postpaid	33,389	33,161	33,054	33,112	32,998	32,897
Prepaid:
iDEN	5,675	5,210	4,510	3,742	3,182	2,707
CDMA(3)	5,361	5,999	7,121	8,535	9,941	11,090
Total retail prepaid	11,036	11,209	11,631	12,277	13,123	13,797
Wholesale and affiliates(3)(4)	3,633	3,799	4,128	4,521	4,910	5,429
Total Wireless	48,058	48,169	48,813	49,910	51,031	52,123
Average monthly service revenue per subscriber
Retail Postpaid	$55	$55	$55	$55	$56	$57
Retail Prepaid	$27	$28	$28	$28	$28	$28
Monthly customer churn rate(5)
Retail postpaid	2.15%	1.85%	1.93%	1.86%	1.81%	1.75%
Retail prepaid	5.74%	5.61%	5.32%	4.93%	4.36%	4.14%
_______________________
(1)     Postpaid subscriber net additions by platform (iDEN and CDMA) have been modified for all periods presented to include subscribers that migrated between network technologies, which were previously excluded prior to June 2010. This change in presentation of previously reported amounts had no effect on total retail postpaid net additions or other subscriber related performance metrics in any prior periods and better reflects Sprint's trend of subscriber activity by network technology.
(2)     Includes subscribers with PowerSource devices, which operate seamlessly between our CDMA and iDEN networks.
(3)     Reflects the third quarter 2010 transfer of 49,000 Wholesale and affiliates subscribers from Prepaid as a result of a sale and transfer of customers to an affiliate.
(4)     Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 1.3 million subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue as of June 30, 2011.
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

Retail Postpaid Subscribers—We lost 101,000 net postpaid subscribers during the three-month period ended June 30, 2011 as compared to losing 228,000 net postpaid subscribers during the same period in 2010. Our improvement in net postpaid subscriber losses of 127,000 can be attributed to our improvements in retail postpaid gross additions and lower postpaid churn resulting from simplified and value-driven bundled offers, a more competitive device line-up, as well as our continued improvements in overall customer experience and customer care satisfaction. The Company expects to continue the trend of postpaid subscriber losses on the iDEN network as we focus efforts on growth in Sprint-branded customers on the CDMA network. In addition, we seek to migrate push-to-talk subscribers on the iDEN network through providing competitive Sprint-branded offerings on the CDMA network.
Retail Prepaid Subscribers—We added 674,000 net prepaid subscribers during the three-month period ended June 30, 2011 as compared to adding 173,000 net prepaid subscribers for the same period in 2010. Our net prepaid subscriber additions in the second quarter 2011 were driven by net additions from the Assurance Wireless brand primarily as a result of new market launches and increased advertising and promotions. The Company expects to continue the trend of prepaid subscriber losses on the iDEN network as we focus efforts on growth in Sprint branded customers on the CDMA network. In addition, we seek to migrate push-to-talk subscribers on the iDEN network through providing competitive Sprint-branded offerings on the CDMA network. Prepaid subscribers are generally deactivated between 60 days and up to 150 days from the date of activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs. Retention offers to these targeted subscribers declined as a percentage of our total prepaid subscriber base as of June 30, 2011 compared to March 31, 2011.
Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our services to their subscribers, customers residing in affiliate territories and subscribers using our machine-to-machine solutions primarily representing devices that utilize our network. We added 519,000 net wholesale and affiliate subscribers during the three-month period ended June 30, 2011 as compared to 166,000 net wholesale and affiliate subscriber additions for the same period in 2010. The subscriber net additions were primarily driven by net additions from the Lifeline program now being offered through our MVNO's, which is equivalent to our Assurance Wireless offering. Of the 5.4 million total subscribers included in wholesale and affiliate, approximately 35% represent machine-to-machine activities.
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

Cost of services increased $171 million in each of the three and six-month periods ended June 30, 2011, or 8% and 4%, respectively, as compared to the same periods in 2010 primarily reflecting increased roaming due to higher 3G and 4G data usage. In addition, higher service and repair costs were incurred driven by the increase in the cost per unit of new and used devices, combined with limited refurbished units as a result of fewer returns on the more popular smartphones, requiring the utilization of more costly devices to fulfill repairs. We are also in the process of renegotiating cell site leases to enable further flexibility in connection with Network Vision, including spectrum hosting services, which has resulted in a net increase to rent expense and is expected to continue until such time we can successfully deploy Network Vision and benefit from an overall reduction in our total portfolio of tower leases. These increases were offset by a decrease in long distance network costs as a result of lower market rates and a decline in payments to third party vendors providing premium services as a result of changing from usage based payments to flat rates.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user subscriber. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the subscriber, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber, primarily associated with obtaining a service plan in excess of 12 months. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of products (primarily devices and accessories) also include order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue increased $124 million, or 22%, and $252 million, or 22%, for the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010. Cost of products increased $258 million, or 16%, and $504 million, or 16%, for the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010. The increase in both equipment revenue and cost of products is primarily due to an increase in the number of postpaid and prepaid devices sold with a higher average sales price and cost per device sold, partially offset by a lower cost per device sold on prepaid handsets for the three-month period ended June 30, 2011.
Selling, General and Administrative Expense
Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, strategic planning and technology and product development.
Sales and marketing expense increased $133 million, or 12%, and $276 million, or 12%, for the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010 primarily due to the additional costs associated with our increase in subscriber gross additions combined with an increase in focused marketing efforts around unlimited price plans and new Assurance Wireless market launches.

General and administrative costs remained relatively flat for the three-month period ended June 30, 2011 and decreased $113 million, or 5%, for the six-month period ended June 30, 2011 as compared to the same periods in 2010, reflecting a reduction in customer care costs as well as reductions in prepaid integration costs incurred in 2010 associated with our acquisitions offset by an increase in bad debt expense during the three-month period ended June 30, 2011. Customer care costs decreased $36 million and $79 million for the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010 as a result of customer care quality initiatives that have resulted in a reduction in calls per subscriber, which allowed for further optimization of call center resources. Bad debt expense was $126 million and $202 million for the three and six-month periods ended June 30, 2011 representing an $18 million increase and a $13 million decrease, respectively, as compared to bad debt expense of $108 million and $215 million for the three and six-month periods ended June 30, 2010. The increase in bad debt expense for the second quarter year-over year, primarily reflects an increase in the aging of accounts receivable outstanding greater than 60 days combined with an increase in the average write-off per account. During the first quarter 2011, stronger cash collections as compared to the comparative period and associated reduction in agings of accounts receivables outstanding resulted in a decrease in bad debt expense for the year-to-date period. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to credit policies established for subscribers and analysis of historical collection experience. Our mix of prime postpaid subscribers to total postpaid subscribers was 83% for both the three and six-month periods ended June 30, 2011 compared to 84% for both the three and six-month periods ended June 30, 2010.

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

The following table provides an overview of the results of operations of our Wireline segment for the three and six-month periods ended and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Wireline Earnings	2011	2010	2011	2010
	(in millions)
Voice	$480	$568	$966	$1,153
Data	117	133	233	271
Internet	475	552	972	1,105
Other	18	19	39	40
Total net service revenue	1,090	1,272	2,210	2,569
Cost of services and products	(747)	(847)	(1,506)	(1,693)
Service gross margin	343	425	704	876
Service gross margin percentage	31%	33%	32%	34%
Selling, general and administrative expense	(133)	(152)	(266)	(324)
Wireline segment earnings	$210	$273	$438	$552
Wireline Revenue
Voice Revenues
Voice revenues decreased $88 million, or 15%, and $187 million, or 16%, for the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010 primarily driven by overall price declines of which $25 million and $53 million are related to decline in prices for the sale of services to our Wireless segment in the three and six-month periods ended June 30, 2011, respectively, as well as volume declines due to customer churn. Voice revenues generated from the sale of services to our Wireless segment represented 32% of total voice revenues for both the three and six-month periods ended June 30, 2011 as compared to 31% for both the three and six-month periods ended June 30, 2010.
Data Revenues
Data revenues reflect sales of data services, including asynchronous transfer mode (ATM), frame relay and managed network services. Data revenues decreased $16 million, or 12%, and $38 million, or 14%, for the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services. Data revenues generated from the provision of services to the Wireless segment represented 37% and 34% of total data revenue for the three and six-month periods ended June 30, 2011 as compared to 27% and 25% for the same periods in 2010.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP and SIP. Internet revenues decreased $77 million, or 14%, and $133 million, or 12%, for the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010. Certain MSO's have decided to in-source their digital voice products resulting in a $47 million and $69 million decrease in the three and six-month periods ended June 30, 2011. In addition, Internet revenues generated from the sale of services to our Wireless segment declined in the three and six-month periods ended June 30, 2011 by $23 million and $47 million, respectively, due to a decline in prices. Sale of services to our Wireless segment represented 7% of total Internet revenues in both the three and six-month periods ended June 30, 2011 as compared to 9% for both the three and six-month periods ended June 30, 2010. In addition, revenue slightly decreased due to a decline in new IP customers with lower market rates as a result of increased competition.
Other Revenues
Other revenues, primarily consisting of sales of customer premises equipment, decreased $1 million, or 5% and $1 million, or 3%, in the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010.

Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks and costs of equipment. Costs of services and products decreased $100 million, or 12%, and $187 million, or 11%, in the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010 primarily due to lower access expense as a result of savings initiatives and migration from data to IP-based technologies in addition to declining voice volumes. Service gross margin percentage decreased from 33% and 34% in the three and six-month periods ended June 30, 2010 to 31% and 32% in the three and six-month periods ended June 30, 2011 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $19 million, or 13%, and $58 million, or 18%, in the three and six-month periods ended June 30, 2011 as compared to the same periods in 2010. The decreases were primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in both the three and six-month periods ended June 30, 2011 as compared to 12% and 13% in the same periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30,
	2011	2010
	(in millions)
Net cash provided by operating activities	$1,994	$2,377
Net cash used in investing activities	(1,564)	(1,115)
Net cash used in financing activities	(1,647)	(804)
Operating Activities
Net cash provided by operating activities of approximately $2 billion in the first half of 2011 decreased $383 million from the same period in 2010. The decrease resulted from an increase in vendor and labor-related payments of $1 billion, which primarily related to an increase in the average cost of postpaid and prepaid devices sold and increases in inventory due to second quarter device launches partially offset by changes to certain vendor payment schedules, as well as $112 million in pension contribution payments made during the first half of 2011. This was offset by $454 million of increased cash received from customers due to increases in total subscriber net additions and $210 million reduction in interest expense, of which $193 million was associated with interest capitalization as a result of Network Vision. Subscriber revenue earned but not billed represented about 8% and 10% of our accounts receivable balance as of June 30, 2011 and 2010, respectively. We also expect to make additional pension contributions totaling approximately $24 million for the rest of 2011.
Investing Activities
Net cash used in investing activities for the first half of 2011 increased by $449 million from 2010, due to increases of $590 million in purchases of short-term investments and $481 million in capital expenditures. Increases in capital expenditures are related to adding capacity and coverage to our wireless networks and also include $193 million due to the recognition of capitalized interest on qualifying activities related to Network Vision primarily related to the carrying value of spectrum licenses not yet placed in service. These were offset by increases of $470 million in proceeds from sales and maturities of short-term investments and a decrease of $120 million in expenditures related to FCC licenses as determined by specific operations requirements of the Report and Order. We also made $58 million in payments for our third installment of our investment in Clearwire in the first half of 2010.

Financing Activities
Net cash used in financing activities was $1.65 billion during the first half of 2011 compared to $804 million for the same period in 2010. The first half of of 2011 included the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes. The first half of 2010 included the debt repayment of $750 million of Sprint Nextel Corporation floating rate senior notes and $51 million debt financing costs associated with the revolving credit facility entered into in May 2010.
Liquidity
As of June 30, 2011, our cash, cash equivalents and short-term investments totaled $4.3 billion as compared to $5.5 billion as of December 31, 2010. As of June 30, 2011, $1.2 billion in letters of credit, including a $1.1 billion letter of credit required by the Report and Order to reconfigure the 800 MHz band, were outstanding under our $2.1 billion revolving bank credit facility. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $900 million of borrowing capacity available under our revolving bank credit facility as of June 30, 2011. Accordingly, Sprint's liquidity as of June 30, 2011, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving credit facility was $5.2 billion. On January 31, 2011, $1.65 billion of Sprint Capital Corporation 7.625% senior notes were repaid upon maturity. Also, in January 2011, we amended $500 million of our $750 million Export Development Canada (EDC) loan to extend the maturity date from 2012 to 2015. The remaining $250 million related to EDC, in addition to $2.0 billion of Sprint Capital Corporation 8.375% senior notes, will mature in March 2012. Cash payments received for spectrum hosting in June 2011 totaled $90 million and an additional $200 million was received in July 2011.
The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.5 to 1.0. Beginning in April 2012, the ratio will be reduced to 4.25 to 1.0, and further reduced to 4.0 to 1.0 in January 2013. As of June 30, 2011, the ratio was 3.5 to 1.0 as compared to 3.7 to 1.0 as of December 31, 2010 resulting from our reduction of total indebtedness during the first quarter 2011. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a margin of between 2.75% and 3.50%, depending on our debt ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility.
A default under our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. As previously reported, Clearwire could have been considered a subsidiary under certain agreements relating to our indebtedness and, as such, certain actions or defaults by Clearwire would have, if viewed as a subsidiary, resulted in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%. In June 2011, Sprint exercised this right and surrendered 78 million shares of Class B voting common stock of Clearwire Corporation, which resulted in a reduction of our voting interest from 53.7% to 49.7% and eliminated the potential for Clearwire to be considered a subsidiary of Sprint.
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
Any of these events or circumstances could involve significant additional funding needs in excess of anticipated cash flows from operating activities and the identified currently available funding sources, including existing cash, cash equivalents, short-term investments and borrowings available under our existing revolving credit facility. If existing capital resources are not sufficient to meet these funding needs, it would be necessary to raise additional capital to meet those needs.
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
As of June 30, 2011, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

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
As of June 30, 2011, we had working capital of $551 million compared to $2.0 billion as of December 31, 2010. The decrease in working capital is primarily due to increases in the current portion of long-term debt and accounts payable partially offset by increases in device and accessory inventory as of June 30, 2011. The remaining change is related to other activity in current assets and liabilities during the first half of 2010.

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
Our net postpaid subscriber losses have significantly reduced our revenue and operating cash flow. These effects will continue if we do not continue to attract new subscribers and/or reduce our rate of churn. See “Effects on our Wireless Business of Postpaid Subscriber Losses” above for a discussion of how our subscriber trends will impact our segment earnings trends. Also, subscriber losses will further decrease our adjusted EBITDA, as defined by our revolving bank credit facility. Management implemented cost reduction programs designed to decrease our cost structure by reducing our labor and other costs; however, we do not expect that the reduction in costs will fully offset the revenue declines described above.
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
We are also in the process of renegotiating cell site leases in connection with Network Vision, which includes spectrum hosting capabilities. As a result, lease renegotiations completed through the six-month period ended June 30, 2011 resulted in an incremental increase to future operating lease costs related to cell sites. The increase in operating lease costs is approximately $2.3 billion, of which the majority of such costs are in the period beyond 2016 due to the term extension of such agreements.

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

•	the effective implementation of Network Vision including timing, technologies, and costs;

•	consummation of the LightSquared transaction and the associated financial benefits;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

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

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the financial performance of Clearwire and its ability to develop, deploy and maintain its 4G network;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

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
In connection with the preparation of this Form 10-Q as of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2011 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; a fourth suit, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and a fifth suit, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. The parties are discussing a schedule for these cases going forward in light of the pendency of the Bennett case.
Various other suits, proceedings and claims, including purported class actions typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations. We are involved in certain legal proceedings that are described in the Notes to the Consolidated Financial Statements included in this report. During the quarter ended June 30, 2011, there were no material developments in the status of these legal proceedings.

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
Several wireless equipment vendors, including Motorola, which supplies equipment for our push-to-talk services, have begun to offer wireless equipment that is capable of providing push-to-talk services that are designed to compete with our current push-to-talk services. Several of our competitors have introduced devices that are capable of providing push-to-talk services. We announced a major network modernization plan in December 2010, Network Vision; one component of Network Vision is the enhancement of push-to-talk technology. If our efforts to enhance such technology are not achieved, we may not be able to successfully compete for such services. See “The success of our network modernization plan, Network Vision, will depend on the timing, extent and cost of implementation; the performance of third-parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.”
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
Although we have the ability to nominate seven of Clearwire's 13 directors, at least one of our nominees must be an independent director, and currently all seven of our nominees are independent directors. Thus, we do not control the board, and we do not manage the operations of Clearwire or control management. Clearwire has a group of investors that have been provided with representation on Clearwire's board of directors. These investors may have interests that diverge from ours or Clearwire's. Differences in views among the large investors could result in delayed decisions by Clearwire's board of directors or failure to agree on major issues. Any differences in our views or problems with respect to the operation of Clearwire could have a material adverse effect on the value of our investment in Clearwire or our business, financial condition, results of operations or cash flows. See also "Current economic conditions, our recent financial performance and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements." below.
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

Moreover, we currently rely on Clearwire to build, launch and operate a viable 4G network. We integrated these 4G services with our products and services in a manner that preserved our time to market advantage. Clearwire's success could be affected by, among other things, its ability to offer a competitive cost structure and its ability to obtain additional financing in the amounts and at terms that enable it to continue to build a 4G network in a timely manner. Clearwire's delay in its network build and deployment or operation of their 4G network may negatively affect our ability to generate future revenues, cash flows or overall profitability from 4G services. See “Failure to complete development, testing and deployment of new technology that supports new services could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we use, including WiMAX, may place us at a competitive disadvantage.” in our Form 10-K for the year ended December 31, 2010.

Current economic conditions, our recent financial performance and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements.
Although we do not believe we will require additional capital to make the capital and operating expenditures necessary to implement our business plans or to satisfy our debt service requirements through 2012, we may need to incur additional debt in the future for a variety of reasons, including future investments or acquisitions. Our ability to arrange additional financing will depend on, among other factors, our financial performance, debt ratings, general economic conditions and prevailing market conditions. Some of these factors are beyond our control, and we may not be able to arrange additional financing on terms acceptable to us, or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges. Our debt ratings could be downgraded if we incur significant additional indebtedness, or if we do not generate sufficient cash from our operations, which would likely increase our future borrowing costs and could affect our ability to access capital.
Our credit facility, which expires in October 2013, requires that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-cash gains or losses, such as goodwill impairment charges, of no more than 4.5 to 1.0. The ratio will be reduced to 4.25 to 1.0 beginning in April 2012, and further reduced to 4.0 to 1.0 in January 2013. As of June 30, 2011, the ratio was 3.5 to 1.0. If we do not continue to satisfy this ratio, we will be in default under our credit facility, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. Certain indentures governing our notes limit, among other things, our ability to incur additional debt, pay dividends, create liens and sell, transfer, lease or dispose of assets.
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
For example, we obtain some of our CDMA handsets from HTC Corp. Apple Inc. has filed an action with the International Trade Commission (ITC) and with U.S District Courts accusing HTC of patent infringement and an ITC judge has issued an Initial Determination that HTC has infringed two Apple patents.  HTC is seeking a reversal of that decision by the International Trade Commission. Apple's claims against HTC, if successful, could require us to cease providing certain products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	8/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

(31) and (32) Officer Certifications
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

_________________
*    Filed or furnished, as required.
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

Dated: August 4, 2011