Form 10-Q
period 2011-09-30
SPRINT NEXTEL CORP
filed 2011-11-03
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT OCTOBER 28, 2011:

VOTING COMMON STOCK
Series 1	2,995,817,549

SPRINT NEXTEL CORPORATION

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$3,761	$5,173
Short-term investments	240	300
Accounts and notes receivable, net of allowance for doubtful accounts of $211 and $197	3,054	3,036
Device and accessory inventory	923	670
Deferred tax assets	156	185
Prepaid expenses and other current assets	516	516
Total current assets	8,650	9,880
Investments	2,114	3,389
Property, plant and equipment, net	14,168	15,214
Intangible assets
Goodwill	359	359
FCC licenses and other	20,529	20,336
Definite-lived intangible assets, net	1,689	2,009
Other assets	506	467
Total assets	$48,015	$51,654
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,188	$2,662
Accrued expenses and other current liabilities	3,237	3,573
Current portion of long-term debt, financing and capital lease obligations	2,257	1,656
Total current liabilities	7,682	7,891
Long-term debt, financing and capital lease obligations	16,272	18,535
Deferred tax liabilities	6,911	6,802
Other liabilities	4,109	3,880
Total liabilities	34,974	37,108
Commitments and contingencies
Shareholders' equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.994 and 3.008 billion shares issued, 2.994 and 2.988 billion shares outstanding	5,989	6,016
Paid-in capital	46,701	46,841
Treasury shares, at cost	—	(227)
Accumulated deficit	(39,186)	(37,582)
Accumulated other comprehensive loss	(463)	(502)
Total shareholders' equity	13,041	14,546
Total liabilities and shareholders' equity	$48,015	$51,654
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Net operating revenues	$8,333	$8,152	$24,957	$24,262
Net operating expenses
Cost of services and products (exclusive of depreciation and amortization included below)	4,611	4,496	13,596	12,924
Selling, general and administrative	2,320	2,317	7,131	7,020
Depreciation	1,114	1,304	3,357	3,840
Amortization	80	248	327	1,022
Other, net	—	—	—	(88)
	8,125	8,365	24,411	24,718
Operating income (loss)	208	(213)	546	(456)
Other expense
Interest expense	(236)	(361)	(724)	(1,114)
Equity in losses of unconsolidated investments and other, net	(261)	(284)	(1,261)	(795)
	(497)	(645)	(1,985)	(1,909)
Loss before income taxes	(289)	(858)	(1,439)	(2,365)
Income tax expense	(12)	(53)	(148)	(171)
Net loss	$(301)	$(911)	$(1,587)	$(2,536)
Basic and diluted loss per common share	$(0.10)	$(0.30)	$(0.53)	$(0.85)
Basic and diluted weighted average common shares outstanding	2,996	2,990	2,994	2,987

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Cash flows from operating activities
Net loss	$(1,587)	$(2,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,684	4,862
Provision for losses on accounts receivable	370	317
Share-based compensation expense	51	55
Deferred income taxes	114	196
Equity in losses of unconsolidated investments and other, net	1,261	795
Contribution to pension plan	(124)	—
Other changes in assets and liabilities:
Accounts and notes receivable	(387)	(366)
Inventories and other current assets	(268)	18
Accounts payable and other current liabilities	(862)	30
Non-current assets and liabilities, net	316	24
Other, net	34	(47)
Net cash provided by operating activities	2,602	3,348
Cash flows from investing activities
Capital expenditures	(2,221)	(1,412)
Expenditures relating to FCC licenses	(199)	(356)
Investment in Clearwire	—	(58)
Proceeds from sales and maturities of short-term investments	840	155
Purchases of short-term investments	(780)	(50)
Other, net	(10)	19
Net cash used in investing activities	(2,370)	(1,702)
Cash flows from financing activities
Repayments of debt and capital lease obligations	(1,655)	(755)
Debt financing costs	(3)	(51)
Other, net	14	7
Net cash used in financing activities	(1,644)	(799)
Net (decrease) increase in cash and cash equivalents	(1,412)	847
Cash and cash equivalents, beginning of period	5,173	3,819
Cash and cash equivalents, end of period	$3,761	$4,666
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	3,008	$6,016	$46,841	20	$(227)	$(37,582)	$(502)	$14,546
Net loss						(1,587)		(1,587)
Other comprehensive income, net of tax							39	39
Total comprehensive loss								(1,548)
Issuance of common shares, net	5	11	(1)	(1)	21	(17)		14
Share-based compensation expense			29					29
Conversion of series 2 to series 1 common shares	(19)	(38)	(168)	(19)	206			—
Balance, September 30, 2011	2,994	$5,989	$46,701	—	$—	$(39,186)	$(463)	$13,041

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
In September 2011, the FASB issued authoritative guidance regarding Testing Goodwill for Impairment which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter of 2012, with early adoption permitted under certain circumstances. We early adopted the provisions of this standard as part of our annual assessment of goodwill with no effect to our financial statements.

Note 3.	Investments
The components of investments were as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Marketable equity securities	$40	$39
Equity method and other investments	2,074	3,350
	$2,114	$3,389

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together, "Clearwire") is part of our plan to participate in the fourth generation (4G) wireless broadband market. Sprint and other investors are offering 4G products utilizing Clearwire's 4G wireless broadband network in available markets.
As of September 30, 2011, Sprint holds approximately 54% of a non-controlling economic interest in Clearwire in the form of 532 million Class B non-voting common interests (Class B Non-voting) in Clearwire Communications LLC and a 49.7% non-controlling voting interest in the form of 454 million shares of Class B voting common stock (Class B Voting) of Clearwire Corporation (together, “Class B Common Interests”) for which the carrying value totaled $1.8 billion. In June 2011, Sprint exercised its right to unilaterally surrender approximately 78 million shares of Class B Voting, which resulted in a reduction of our voting interest from approximately 54% to 49.7%. The surrender had no impact on Sprint's economic interest or governance rights in Clearwire and Sprint maintained the right to buy back the shares surrendered for a price equal to the par value of those shares. Each share of Clearwire Corporation Class B Voting, together with one Clearwire Communications LLC Class B Non-voting, is exchangeable for one share of Clearwire Corporation's Class A common stock, a publicly traded security. If Sprint does not elect to buy back shares surrendered, any Class B Non-voting shares in excess of Class B Voting shares could be sold separately, subject to certain restrictions. In addition to Class B Common Interests, Sprint holds a note receivable from Clearwire with a fixed interest rate of 12% and a maturity date of December 2015. The carrying value of the note receivable, which includes payment-in-kind interest, was $178 million and $177 million as of September 30, 2011 and December 31, 2010, respectively. The carrying value of Sprint's Class B Common Interests, together with the carrying value of the note receivable, are included in the line item "Investments" in Sprint's consolidated balance sheets. Equity in losses from Clearwire were $271 million and $1.3 billion for the three and nine-month periods ended September 30, 2011 and $298 million and $848 million for the three and nine-month periods ended September 30, 2010, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss, and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest.
Sprint's Recoverability
Sprint's ability to recover the carrying value of $1.8 billion as of September 30, 2011 depends, in part, upon Clearwire's ability to obtain sufficient additional funding to support its operations and its ability to successfully maintain its existing 4G WiMAX network and the potential development, deployment and maintenance of its planned 4G Long Term Evolution (LTE) network. Uncertainty regarding Clearwire's timing and ability to obtain sufficient additional funding could result in significant changes to Clearwire's stock price and value. A sustained decline in the estimated fair value of Clearwire that would be deemed to be other-than-temporary could result in a material non-cash impairment to the carrying value of our investment. We do not intend to sell our 54% economic interest in the foreseeable future, and recoverability of our equity investment is not affected by short-term fluctuations in Clearwire's stock price.
Clearwire has reported significant net losses since its formation and we expect Clearwire to continue to generate net losses in the near term. The carrying value of Sprint's investment in Clearwire has declined approximately $2.1 billion since Clearwire's formation in November 2008, primarily resulting from Sprint's share in equity of net losses of Clearwire, resulting in a decline in Sprint's per share carrying value of Clearwire from $10.65 as of December 31, 2008 to $3.41 as of September 30, 2011. As of September 30, 2011, based on the assumed exchange of our Class B Common Interests for Class A Common Stock, the carrying value of Sprint's investment in Clearwire of $3.41 per share over Clearwire's closing stock price of $2.33 per share was equivalent to an excess of $575 million.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluation considers, among other things, Clearwire's market capitalization, which assumes expectations of future performance, Clearwire's historical stock price, including historical and implied volatility associated with Clearwire's common stock and the duration of the excess of Clearwire's average trading stock price over Sprint's carrying value. Our evaluation also considers tax benefits associated with our Class B Non-Voting Interests, governance rights, our expectation of the duration of our ongoing relationship, as well as other factors. Access to Clearwire's 4G network is an important part of our strategic initiatives to attract and retain customers. Based on our evaluation, we believe that as of September 30, 2011 the carrying value of our investment, including our note receivable, is recoverable (See Note 15).
Summarized financial information for Clearwire is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Revenues	$332	$142	$892	$360
Operating expenses	(731)	(662)	(2,850)	(1,785)
Operating loss	$(399)	$(520)	$(1,958)	$(1,425)
Net loss from continuing operations before non-controlling interests	$(479)	$(549)	$(2,212)	$(1,513)
Net loss from discontinued operations before non-controlling interests	$(5)	$(16)	$(79)	$(38)

Note 4.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits and Treasury securities), totaling $240 million and $300 million as of September 30, 2011 and December 31, 2010, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $40 million and $39 million as of September 30, 2011 and December 31, 2010, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities is based on current market prices or interest rates. The following table presents carrying amounts and estimated fair values of our current and long-term debt, financing and capital lease obligations:

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Current and long-term debt, financing and capital lease obligations	$18,529	$16,707	$20,191	$20,007

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Changes in technology or in our intended use of these assets, including our ability to successfully test and deploy our network modernization plan, Network Vision, as well as changes in economic or industry factors or in our business or prospects, may cause the estimated period of use or the value of these assets to change. In connection with Network Vision, certain spectrum licenses that were not previously placed in service are now expected to be utilized. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within property, plant and equipment. Interest expense capitalized was $103 million and $304 million for the three and nine-month periods ended September 30, 2011 and $3 million and $10 million for the three and nine-month periods ended September 30, 2010, respectively. Construction in progress (including any capitalized interest) associated with Network Vision is expected to be depreciated using the straight-line method based on estimated economic useful lives, which are expected to be depreciated over a weighted average useful life of approximately 8 years, once the assets are placed in service.
The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Land	$333	$332
Network equipment, site costs and related software	38,311	37,514
Buildings and improvements	4,820	4,823
Non-network internal use software, office equipment and other	2,228	2,465
Construction in progress	1,608	995
Less accumulated depreciation	(33,132)	(30,915)
Property, plant and equipment, net	$14,168	$15,214

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2010	Net Additions	September 30, 2011
	(in millions)
FCC licenses	$19,927	$193	$20,120
Trademarks	409	—	409
Goodwill	359	—	359
	$20,695	$193	$20,888
We hold 1.9 gigahertz (GHz), 800 megahertz (MHz), and 900 MHz Federal Communications Commission (FCC) licenses authorizing the use of radio frequency spectrum to deploy our wireless services. We also hold FCC licenses that are not yet placed in service but that we intend to use in accordance with FCC requirements. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. The carrying value of our goodwill is included in our Wireless segment and resulted from the December 2009 acquisitions of Virgin Mobile USA, Inc. (Virgin Mobile) and iPCS, Inc. (iPCS).

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Between annual impairment assessments, we may evaluate the carrying value of our goodwill and indefinite-lived intangible assets depending upon changes, if any, that have occurred since our previous assessment. Recent declines in our stock price contributed to an overall decrease in our market capitalization since the fourth quarter 2010. In connection with our annual assessment, we performed qualitative and quantitative procedures including the evaluation of expected future cash flows as well as the evaluation of other factors such as macroeconomic factors, industry specific factors, market multiples and implied control premiums of recent transactions in the industry and concluded that the goodwill of our Wireless segment is not impaired.
Intangible Assets Subject to Amortization
Sprint's customer relationships are amortized using the sum of the years' digits method. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. During the third quarter 2011, we reduced the gross carrying value and accumulated amortization by approximately $1.6 billion associated with fully amortized intangible assets primarily related to customer relationships in connection with the acquisitions of Nextel Partners, Inc. and Virgin Mobile.

		September 30, 2011			December 31, 2010
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 to 5 years	$341	$(280)	$61	$1,925	$(1,717)	$208
Other intangible assets
Trademarks	10 to 37 years	1,169	(562)	607	1,169	(490)	679
Reacquired rights	9 to 14 years	1,571	(619)	952	1,571	(519)	1,052
Other	9 to 16 years	124	(55)	69	116	(46)	70
Total other intangible assets		2,864	(1,236)	1,628	2,856	(1,055)	1,801
Total definite-lived intangible assets		$3,205	$(1,516)	$1,689	$4,781	$(2,772)	$2,009

Note 7.	Accounts Payable
Accounts payable at September 30, 2011 and December 31, 2010 include liabilities in the amounts of $95 million and $123 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates	Maturities	September 30, 2011	December 31, 2010
			(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00 - 9.25%	2016 - 2022	$3,500	$3,500
Sprint Capital Corporation	6.88 - 8.75%	2012 - 2032	8,204	9,854
Serial redeemable senior notes
Nextel Communications, Inc.	5.95 - 7.38%	2013 - 2015	4,780	4,780
Secured notes
iPCS, Inc.	2.38 - 3.50%	2013 - 2014	481	481
Credit facilities - Sprint Nextel Corporation
Bank credit facility	3.63%	2013	—	—
Export Development Canada	3.55 - 4.25%	2012 - 2015	750	750
Financing obligation	9.50%	2030	698	698
Capital lease obligations and other	4.11 - 15.49%	2014 - 2022	73	76
Net premiums			43	52
			18,529	20,191
Less current portion			(2,257)	(1,656)
Long-term debt, financing and capital lease obligations			$16,272	$18,535
As of September 30, 2011, Sprint Nextel Corporation, the parent corporation, had $4.3 billion in principal of debt outstanding, including the credit facilities. In addition, $13.5 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $8.7 billion is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments, net of amounts capitalized of $304 million and $10 million, totaled $804 million and $1.2 billion during the nine-month periods ended September 30, 2011 and 2010, respectively.
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
Credit Facilities
As of September 30, 2011, $1.1 billion in letters of credit were outstanding under our $2.1 billion revolving bank credit facility, including the letter of credit required by the FCC's Report and Order to reconfigure the 800 MHz band (the "Report and Order"). As a result, the Company had $1.0 billion of borrowing capacity available under this revolving bank credit facility as of September 30, 2011. The terms of this credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings. As of September 30, 2011, the unsecured loan agreement with Export Development Canada (EDC) is fully drawn and has terms similar to those of the revolving bank credit facility, except that under terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financing, Capital Lease and Other Obligations
We have approximately 3,000 cell sites, which we sold and subsequently leased back space. Terms extend through 2021, with renewal options for an additional 20 years. The cell sites continue to be reported as part of our property, plant and equipment due to our continued involvement with the property sold and the transaction is accounted for as a financing. Our capital lease and other obligations are primarily for the use of communication switches.
Covenants
As of September 30, 2011, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. As of September 30, 2011, we own a 54% non-controlling economic interest in Clearwire. As previously reported, Clearwire could have been considered a subsidiary under certain agreements relating to our indebtedness and, as such, certain actions or defaults by Clearwire would have, if viewed as a subsidiary, resulted in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%. In June 2011, Sprint exercised this right and surrendered approximately 78 million shares of Class B voting common stock of Clearwire Corporation, which resulted in a reduction of our voting interest from 53.7% to 49.7% and eliminated the potential for Clearwire to be considered a subsidiary of Sprint under agreements relating to our indebtedness.
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

Note 9.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Income tax benefit at the federal statutory rate	$504	$828
Effect of:
State income taxes, net of federal income tax effect	(7)	68
Change in valuation allowance	(654)	(1,032)
Other, net	9	(35)
Income tax expense	$(148)	$(171)
Effective income tax rate	(10.3)%	(7.2)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our recent history of consecutive annual losses, in addition to the uncertainty concerning the forecasted income for the remainder of 2011 and beyond, reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $654 million for the nine-month period ended September 30, 2011 on deferred tax assets

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

primarily related to federal and state net operating loss carryforwards generated during the period. The valuation allowance was $3.2 billion and $2.6 billion as of September 30, 2011 and December 31, 2010, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. The net carrying value of certain of our deferred tax assets totaling approximately $340 million are dependent, in part, on the ability to realize value from our equity investment in Clearwire.
Income tax expense of $148 million for the nine-month period ended September 30, 2011 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. In addition, during the second quarter 2011, a $52 million expense was recorded as a result of the effect of changes in Michigan's corporate state income tax laws. Of the $52 million, $33 million was recognized within "State income taxes, net of federal income tax effect" and $19 million was recognized as "Change in valuation allowance" in the table above.
As of September 30, 2011 and December 31, 2010, we maintained a liability related to unrecognized tax benefits of $231 million and $228 million, respectively. Cash was paid for net income taxes of $33 million and $18 million during the nine-month periods ended September 30, 2011 and 2010, respectively.

Note 10.	Spectrum Hosting Arrangement
Sprint's Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including Sprint's 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, Sprint entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, Sprint agreed to deploy and operate a fourth generation long term evolution (4G LTE) network capable of utilizing spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as “spectrum hosting”. The spectrum hosting arrangement will allow LightSquared the ability to provide capacity on a 4G LTE network to their wholesale customers, including Sprint. Sprint expects to receive consideration consisting of cash and 4G LTE credits (collectively, "Arrangement Consideration"). These 4G LTE credits can be used by Sprint to purchase 4G LTE capacity during the term of the arrangement should Sprint elect to provide 4G LTE services to its customers from LightSquared. The Arrangement Consideration will be recognized as revenue over the period of Sprint's estimated initial performance obligation to deliver spectrum hosting services. The Arrangement Consideration will be allocated to each market and revenue recognition will commence upon the activation of each market, which is expected to occur on a staggered basis over a two to three year period. The estimated period of Sprint's initial performance obligation is expected to be approximately eight years for each market based upon the expected timing of a network upgrade and on the weighted average estimated useful life of the equipment and related assets used to provide network services. The network equipment purchased by Sprint to service the hosting arrangement will be capitalized and depreciated over the shorter of the asset's useful life or the estimated initial performance period. Our costs to operate and maintain the equipment will be recognized as incurred. The arrangement generally provides for payment of spectrum hosting services in advance of services rendered by Sprint. Cash payments received during the nine-month period ended September 30, 2011 totaled $290 million. The arrangement contains contingencies related to possible interference issues with LightSquared's spectrum, including the right of Sprint to terminate the arrangement if certain conditions are not met by LightSquared either by September 30, 2011 or December 31, 2011. In September, the arrangement was amended to change the September 30, 2011 contingency date for LightSquared's performance to December 16, 2011. The December 31, 2011 contingency date remained unchanged. This amendment also provided for an additional prepayment of $20 million, which was received in October 2011. If Sprint exercises its termination right, only those payments received from LightSquared that have not been contractually earned, including amounts not expended or contractually committed to support hosting services, will be required to be refunded to LightSquared. All of the advanced payments are recorded as deferred revenue, the majority of which is included in "Other liabilities" in the consolidated balance sheets.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Commitments and Contingencies
Litigation, Claims and Assessments
A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980's have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. We reached an agreement in principle to settle the claims for an amount not material to our consolidated financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the parties have continued their efforts to reach a settlement. We have begun to settle some suits on a statewide basis; and have received final court approval of settlements in Idaho and Illinois, and we have received preliminary court approval of settlements in North Dakota and Alabama, with final approval hearings scheduled for November. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.
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
Five related shareholder derivative suits were filed against the Company and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; a fourth suit, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and a fifth suit, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations.
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
The minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $1.1 billion as of September 30, 2011, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.0 billion, of which $193 million was incurred related to FCC licenses during the nine-month period ended September 30, 2011. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to the FCC licenses intangible asset. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the Transition Administrator. Regardless, we continue to estimate that total eligible direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan. In addition, we are entitled to receive reimbursement from the mobile satellite service (MSS) entrants for their pro rata portion of our costs (approximately $200 million) of clearing a portion of the 1.9 GHz spectrum. On September 29, 2010, the FCC affirmed the obligation of the MSS entrants to reimburse us and we are pursuing expeditious implementation of the FCC's decision, although there is uncertainty around the MSS entrants' ability to reimburse. However, the FCC's decision recognizes that uncertainty and allows us to pursue other avenues to obtain reimbursement from those entrants or their affiliates. Any amounts reimbursed will be recognized as a reduction to FCC licenses.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays Sprint's access to some of our 800 MHz replacement channels. Under an October 2008 FCC Order, March 31, 2010 was the target date for us to begin to relinquish some of our 800 MHz channels on a region-by-region basis prior to receiving all of our FCC-designated 800 MHz replacement channels. On March 31, 2010, however, the FCC granted our request that it delay the March 31, 2010 deadline for one year until March 31, 2011 in 21 markets where public safety licensees have not yet moved off most of our replacement channels. On February 11, 2011, we filed a similar request for relief for only nine markets. On March 31, 2011, the FCC granted the request and extended the deadline for us to relinquish 800 MHz spectrum in the nine requested markets for one year until March 31, 2012.
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
In September 2011, we finalized a four year minimum purchase agreement with Apple for smartphone devices estimated to be approximately $15.5 billion over the term of the agreement. Our ultimate spend with Apple will depend on many variables, including anticipated rate of future subscriber growth, number of different devices offered, and the cost of devices offered. We anticipate outperforming the current contractual minimum commitment for the iPhone® over the four year period.
We are also in the process of renegotiating cell site leases in connection with Network Vision, which includes spectrum hosting capabilities. As a result, lease renegotiations completed through the nine-month period ended September 30, 2011 resulted in an incremental increase to future operating lease costs related to cell sites. The increase in operating lease costs is approximately $2.3 billion, of which the majority of such costs are in the period beyond 2016 due to the term extension of such agreements.

Note 12.	Compensation Plans
As of September 30, 2011, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP), (together, "Compensation Plans"). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors, and other eligible individuals as defined by the plan. Options are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three or four years, and generally have a contractual term of ten years. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Performance-based restricted stock units awarded in 2011 and 2010 have three distinct one-year performance periods and are granted in each period once the performance objectives are established, usually during the first quarter of each calendar year. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each equity-based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.
For the three-month period ended September 30, 2011, the number of shares available and reserved for future grants under the 2007 Plan increased by about 1 million to approximately 163 million common shares, as the number of shares available under the 2007 Plan is increased by any shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, or otherwise terminated. As of September 30, 2011, restricted stock units and options to acquire about 57 million shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 9 million shares were outstanding under the 1997 Program, options to acquire about 3 million shares were outstanding under the Nextel Plan and options to acquire about 5 million common shares were outstanding under the MISOP. As of September 30, 2011, the ESPP has approximately 78 million common shares authorized and reserved for future purchases. We use new shares to satisfy share-based awards or treasury shares, if available.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $14 million and $51 million for the three and nine-month periods ended September 30, 2011, and $19 million and $55 million for the three and nine-month periods ended September 30, 2010. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards for the same four periods was $1 million, $9 million, $(5) million and $(11) million, respectively.
As of September 30, 2011, there was $57 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 1.70 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $9 million and $6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.
Options
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. Options outstanding as of September 30, 2011 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan and the MISOP, as discussed above.
There were no options granted in the three-month period ended September 30, 2011. Options to purchase approximately 8 million shares were granted during the nine-month period ended September 30, 2011. The weighted average grant date fair value of options awarded during the nine-month period ended September 30, 2011 was $1.89, compared to $1.97 for the same prior year period. The total intrinsic value of options exercised was $4 million during the nine-month period ended September 30, 2011 and $6 million during the nine-month period ended September 30, 2010.
Restricted Stock Units
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. Restricted stock units granted in the three-month period ended September 30, 2011 were insignificant and approximately 4 million restricted stock units were granted in the nine-month period ended September 30, 2011.
The total fair value of restricted stock units vested during the three and nine-month periods ended September 30, 2011 was insignificant and $15 million, respectively. The total fair value of restricted stock units vested during the three and nine-month periods ended September 30, 2010 was $1 million and $33 million, respectively. The weighted-average grant date fair value of restricted stock units granted during the nine-month period ended September 30, 2011 was $4.25 per unit, compared with $3.46 per unit for the same prior year period.
Certain restricted stock units outstanding as of September 30, 2011 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13.	Shareholders' Equity and Per Share Data
In the first quarter 2011, certain holders of our Series 2 common stock exercised their rights to convert 35 million Series 2 shares to 35 million Series 1 shares, resulting in a $38 million and $168 million reduction to common shares and paid-in capital, respectively, and a corresponding $206 million reduction in treasury shares.
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 34 million and 31 million shares as of September 30, 2011 and 2010, respectively. All such potentially dilutive shares were antidilutive for the nine-month periods ended September 30, 2011 and 2010 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, and goodwill and asset impairments solely and directly attributable to the segment. Expenses and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on market rates which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry-wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and internet service providers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2011
Net operating revenues	$7,516	$816	$1	$8,333
Inter-segment revenues(1)	—	246	(246)	—
Total segment operating expenses	(6,302)	(878)	249	(6,931)
Segment earnings	$1,214	$184	$4	1,402
Less:
Depreciation and amortization				(1,194)
Other, net				—
Operating income				208
Interest expense				(236)
Equity in losses of unconsolidated investments and other, net			$(261)	(261)
Loss before income taxes				$(289)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2010
Net operating revenues	$7,175	$975	$2	$8,152
Inter-segment revenues(1)	—	270	(270)	—
Total segment operating expenses	(6,110)	(974)	271	(6,813)
Segment earnings	$1,065	$271	$3	1,339
Less:
Depreciation and amortization				(1,552)
Other, net				—
Operating loss				(213)
Interest expense				(361)
Equity in losses of unconsolidated investments and other, net			$(284)	(284)
Loss before income taxes				$(858)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2011
Net operating revenues	$22,381	$2,571	$5	$24,957
Inter-segment revenues(1)	—	701	(701)	—
Total segment operating expenses	(18,782)	(2,650)	705	(20,727)
Segment earnings	$3,599	$622	$9	4,230
Less:
Depreciation and amortization				(3,684)
Other, net				—
Operating income				546
Interest expense				(724)
Equity in losses of unconsolidated investments and other, net			$(1,261)	(1,261)
Loss before income taxes				$(1,439)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2010
Net operating revenues	$21,237	$3,020	$5	$24,262
Inter-segment revenues(1)	—	794	(794)	—
Total segment operating expenses	(17,752)	(2,991)	799	(19,944)
Segment earnings	$3,485	$823	$10	4,318
Less:
Depreciation and amortization				(4,862)
Other, net(2)				88
Operating loss				(456)
Interest expense				(1,114)
Equity in losses of unconsolidated investments and other, net			$(795)	(795)
Loss before income taxes				$(2,365)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended September 30, 2011	$1,899	$135	$187	$2,221
Capital expenditures for the nine months ended September 30, 2010	$1,060	$162	$190	$1,412
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)	Other, net for the nine-month period ended September 30, 2010 primarily consisted of a benefit resulting from favorable developments relating to access cost disputes with certain exchange carriers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2011
Wireless services	$6,836	$—	$—	$6,836
Wireless equipment	616	—	—	616
Voice	—	474	(166)	308
Data	—	124	(41)	83
Internet	—	447	(39)	408
Other	64	17	1	82
Total net operating revenues	$7,516	$1,062	$(245)	$8,333

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2010
Wireless services	$6,380	$—	$—	$6,380
Wireless equipment	740	—	—	740
Voice	—	554	(183)	371
Data	—	125	(35)	90
Internet	—	535	(52)	483
Other	55	31	2	88
Total net operating revenues	$7,175	$1,245	$(268)	$8,152

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2011
Wireless services	$20,193	$—	$—	$20,193
Wireless equipment	2,001	—	—	2,001
Voice	—	1,440	(475)	965
Data	—	357	(121)	236
Internet	—	1,419	(106)	1,313
Other	187	56	6	249
Total net operating revenues	$22,381	$3,272	$(696)	$24,957

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2010
Wireless services	$19,209	$—	$—	$19,209
Wireless equipment	1,873	—	—	1,873
Voice	—	1,707	(535)	1,172
Data	—	396	(104)	292
Internet	—	1,640	(155)	1,485
Other	155	71	5	231
Total net operating revenues	$21,237	$3,814	$(789)	$24,262
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Subsequent Events
Equity Method Investment in Clearwire
As of September 30, 2011, the carrying value of Sprint's investment in Clearwire of $3.41 per share over Clearwire's closing stock price of $2.33 per share was equivalent to an excess of $575 million. Subsequent to September 30, 2011, Clearwire's stock price further declined to $2.04 per share as of November 2, 2011, resulting in an excess of the carrying value of Sprint's investment in Clearwire as compared to Clearwire's closing stock price of approximately $729 million. The decline in Clearwire's stock price subsequent to September 30, 2011, did not result in a change to our conclusion regarding the recoverability of the carrying value of our investment in Clearwire and certain of our deferred tax assets (see Notes 3 and 9) at September 30, 2011 given the short duration of the decline. We do not intend to sell our investment in Clearwire in the forseeable future, and recoverability of our investment is not affected by short-term fluctuations in Clearwire's stock price. However, a sustained decline in the trading price of Clearwire's common stock below our per share carrying value, an element of consideration for recoverability, could result in a determination that our investment in Clearwire may not be recoverable, resulting in a non-cash impairment in our consolidated financial statements up to the entire amount of our investment, including the note receivable, of $2.0 billion.
Credit Facilities
In October 2011, our credit facility was amended to prospectively redefine earnings before interest, taxes, depreciation and amortization and certain other non-recurring items (adjusted EBITDA) within the ratio of total indebtedness to trailing four quarters adjusted EBITDA to exclude costs comprising equipment net subsidy, as defined by the amended agreement, to the extent such costs exceed $1.1 billion in any of the six consecutive fiscal quarters ending March 31, 2013. The amount added back related to this exclusion cannot exceed $1.75 billion in any four consecutive fiscal quarters and is limited to $2.7 billion in the aggregate for the six consecutive fiscal quarters ending March 31, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Nextel Corporation, including its subsidiaries, (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. The communications industry has been and will continue to be highly competitive on the basis of price, the types of services and devices offered and the quality of service. As discussed below in “Effects on our Wireless Business of Postpaid Subscriber Losses,” the Company has experienced significant losses of subscribers in the critical postpaid wireless market since the third quarter 2006, but, as a result of steps taken to attract and retain such subscribers, has reduced net postpaid subscriber losses beginning in 2009.
Description of the Company
We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand which includes our retail brands of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless™ on networks that utilize third generation (3G) code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN), or Internet protocol (IP) technologies. We also offer fourth generation (4G) services utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together "Clearwire") and, in October 2011, announced our intention to deploy 4G Long Term Evolution (LTE) technology as part of our network modernization plan, Network Vision. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services to resellers that utilize the Sprint network but are sold under the wholesaler's brand. We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data, and IP communication services to our Wireless segment and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers.
Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around achieving the following three key priorities:

•	Improve the customer experience;

•	Strengthen our brands; and

•	Generate operating cash flow.
We have reduced confusion over pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature. We also offer price plans tailored to business subscribers such as Business Advantage, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile AnytimeSM feature with certain plans. To simplify and improve the customer experience, we continue to offer Ready Now, which trains our customers before they leave the store on how to use their mobile devices. For our business customers, we aim to increase their productivity by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to acquire and retain both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution, and calls per subscriber.

Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. In October we announced the addition of the iPhone® 4 and 4S to our portfolio and also launched our first Sprint Direct Connect® device, the Kyocera DuraMax, which provides faster data speeds, better and broader coverage, more applications than previous push to talk devices, and is designed for interoperability across both the Sprint and Nextel network platforms. Our multi-functional device portfolio also includes 4G devices such as the Samsung Galaxy S™ II (Epic™ 4G Touch), HTC EVO™ 3D, Motorola PHOTON™ 4G, and the HTC EVO Shift™ 4G. In addition to 4G phones, our portfolio includes the LG Marquee™, the Motorola XPRT™, the HTC Arrive™, the BlackBerry® Bold™ and the BlackBerry® Torch™. Our mobile broadband portfolio consists of devices such as the Sierra Wireless Overdrive™ Pro 3G/4G Mobile Hotspot, which allows the connection of up to eight WiFi enabled devices and the MiFi® 3G/4G Mobile Hotspot by Novatel Wireless, which allows connections of up to five devices. Our networks can also be accessed through our portfolio of tablet and laptop devices such as the Samsung Galaxy Tab™ 10.1, Motorola Xoom™, HTC EVO View 4G™, and the Dell™ Inspiron™ 11z laptop.
We support the open development of applications, content and devices on our network platforms through services such as Google Voice as well as Google Wallet, which is an application using near field communication technology to enable smartphones to make purchases at select merchants. We have also launched several Sprint ID packs that download applications, widgets and other content related to a person's interests at the push of a button. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions on a postpaid and wholesale basis. The machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices including original equipment manufacturer devices and after-market in-vehicle connectivity and Electric Vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, Smartgrid/utilities, medical equipment, and a variety of other consumer electronics and appliances.
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific customer segments. Boost Mobile serves customers who are voice and text messaging-centric with its popular $50 Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves customers who are device and data-oriented with Beyond Talk™ plans and our broadband plan, Broadband2Go, that offer consumers control, flexibility, and connectivity through various communication vehicles. Assurance Wireless provides eligible customers, who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of national, local, and long-distance monthly service.
We have focused our wholesale business to enable our diverse network of customers to successfully grow their business by providing them with an array of network, product, and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their business.
In addition to our brand and customer-oriented goals, we continue to focus on generating increased operating cash flow through competitive rate plans for postpaid and prepaid subscribers, multi-branded strategies, and effectively managing our cost structure to align with the reduced revenues from fewer postpaid subscribers. Certain of our strategic decisions, such as Network Vision and the introduction of the iPhone®, which on average carries a higher equipment net subsidy, will result in a reduction in cash flows from operations in the near term. However, we believe these actions will generate long-term benefits including growth in valuable postpaid subscribers, a reduction in variable cost of service per unit and long-term accretion to cash flows from operations. See “Liquidity and Capital Resources” for more information.

Network Vision
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide customers with an enhanced network experience by improving voice quality, coverage, and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability by enabling the aggregation of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine capabilities. Consolidating and optimizing the use of our 800 megahertz (MHz), 1.9 gigahertz (GHz) as well as other spectrum owned by third-parties into multi-mode stations should allow us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which allows for the deployment of 4G long term evolution (4G LTE).
The first stages of equipment testing began in the first quarter of 2011 and we have achieved our initial 3G/4G technical milestones. Deployment has begun on approximately 22,000 cell sites and we expect to commercially launch this new technology in certain markets by mid-year 2012. On October 2, 2011 we launched Sprint Direct Connect®, which is the next generation of push-to-talk technology designed for interoperability across both the Sprint and Nextel network platforms. Further deployments of Network Vision technology, inclusive of enhancements of Sprint Direct Connect®, are expected to continue through the end of 2013. We expect the plan to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and the eventual reduction in total cell sites by migrating to a single network technology platform and also by reducing the cost of handling expanded data traffic.
We have entered into agreements relating to Network Vision to deploy a cost-effective, innovative network to enhance the voice quality and data speeds by supporting multiple technologies and multiple spectrum bands on one network. The successful deployment and market acceptance related to these changes in technology is expected to result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, primarily associated with iDEN-related assets, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which could have a material impact on our consolidated financial statements. We will assess the deployment of Sprint Direct Connect® for customer acceptance, including expected improvements in coverage as compared to the deployment in 2007 of our previous version of push-to-talk CDMA based technology. Our ability to meet key operational milestones during the fourth quarter 2011, should allow us to determine if the remaining estimated useful life of iDEN based equipment is shortened. Assuming successful deployment and acceptance, we would expect to begin to accelerate depreciation of the remaining carrying value of iDEN based assets beginning in the first half 2012. We plan to support the iDEN network into at least 2013 and to assist customers with their migration to the new Sprint Direct Connect® devices. As of September 30, 2011, the remaining net carrying value of iDEN-related assets, a component of property, plant and equipment, was approximately $3.7 billion.
Sprint is experiencing increased usage of data by subscribers, which has required additional capital expenditures of data capacity equipment on our current CDMA network. Certain equipment deployed to meet current CDMA data capacity needs may not be compatible with the deployment of Network Vision's multi-mode technology, which could result in shorter than normal estimated useful lives resulting in depreciation expense recognized over the shortened period. As we deploy Network Vision, we intend to maximize the use of previously deployed CDMA data capacity equipment when possible.
Spectrum Hosting
Sprint's Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including Sprint's 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, Sprint entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, Sprint agreed to deploy and operate a 4G LTE network capable of utilizing the 1.6 GHz spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as “spectrum hosting”. The arrangement contains contingencies related to possible interference issues with LightSquared's spectrum, including the right of Sprint to terminate the arrangement if certain conditions are not met by LightSquared either by September 30, 2011 or December 31, 2011. In September, the arrangement was amended to change the September 30, 2011 contingency date for LightSquared's performance to December 16, 2011. The December 31, 2011 contingency date remained unchanged. If Sprint exercises its termination right, only those payments received from LightSquared that have not been contractually earned, including amounts not expended or contractually committed to support hosting services, will be required to be refunded to LightSquared. During the term of the arrangement, Sprint has the right to purchase 50% of expected 4G LTE capacity generated on the 4G LTE network. In the event the arrangement is terminated for LightSquared's material breach, non-payment or insolvency, Sprint maintains a second lien on certain of LightSquared's spectrum related assets.
The spectrum hosting arrangement will allow LightSquared the ability to provide capacity on a 4G LTE network (4G LTE capacity) to their wholesale customers, including Sprint. LightSquared will pay cash and credits (4G LTE credits) to Sprint during both the build-out and operating phases of the arrangement, which are established on a fixed fee per tower basis. Sprint estimates it will receive cash payments from LightSquared totaling approximately $9 billion, as well as 4G LTE credits valued at approximately $4.5 billion, during the estimated period of Sprint's initial performance obligation. Sprint, at its option, can elect to redeem 4G LTE credits to purchase 4G LTE capacity during the term of the arrangement as part of its 4G offerings to subscribers. If Sprint expects not to utilize any of LightSquared's 4G LTE capacity, the 4G LTE credits would not be recognized in our consolidated financial statements as they would not represent a future economic benefit to us.
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
The network equipment purchased by Sprint to service the hosting arrangement will be capitalized and depreciated over the shorter of the asset's useful life or the estimated initial performance period. Our costs to operate and maintain the equipment will be recognized as incurred. Cash payments received and recorded as deferred revenue through this spectrum hosting arrangement totaled $290 million through the third quarter 2011. An additional prepayment of $20 million was received in October 2011 as a result of the September 2011 amendment to the arrangement.
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
To address and reduce postpaid subscriber losses, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our networks. We have also introduced new devices, including the EVO™ 3D, Epic™ 4G Touch, PHOTON™ 4G, and iPhone® 4 and 4S, improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive rate plans providing simplicity and value. We believe these actions have had a favorable impact on net postpaid subscriber trends, and we expect these to further improve our subscriber results.

The Company has demonstrated significant improvement in net postpaid subscriber results subsequent to the first quarter 2009. Although the Company continues to experience net losses of iDEN postpaid subscribers, these subscribers generally have a lower ARPU and have been partially offset by net additions of CDMA postpaid subscribers which, on average, carry a higher ARPU. The Company expects to continue the trend of net postpaid subscriber losses on the iDEN network as we focus efforts on growth in Sprint-branded subscribers on the CDMA network. In addition, we plan to migrate push-to-talk subscribers on the iDEN network by providing competitive Sprint-branded offerings on the CDMA network and through the launch of Sprint Direct Connect®. Additionally, we are in the early stages of developing plans to migrate business and enterprise customers that utilize our iDEN push-to-talk technology to our CDMA network. For the three-month period ended September 30, 2011, net postpaid subscriber losses of 44,000 represent an improvement of 63,000, or 59% compared to the same period one year ago and net prepaid subscriber additions of 485,000 represent an improvement of 14,000, or 3% for the same period one year ago. For the nine-month period ended September 30, 2011, net postpaid subscriber losses of 259,000 represent an improvement of 654,000, or 72% compared to the same period one year ago and net prepaid subscriber additions of 2.0 million represent an improvement of 1.0 million, or 102% for the same period. As a result, wireless retail service revenue has begun to stabilize primarily due to the increased service revenue associated with our prepaid wireless offerings and increased postpaid ARPU due to premium data add-on charges associated with smartphones. If our trend of improved postpaid subscriber results does not continue, it could have a material negative impact on our financial condition, results of operations, and liquidity in 2012 and beyond. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should continue to improve net postpaid subscriber results.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in millions)
Wireless segment earnings	$1,214	$1,065	$3,599	$3,485
Wireline segment earnings	184	271	622	823
Corporate, other and eliminations	4	3	9	10
Consolidated segment earnings	1,402	1,339	4,230	4,318
Depreciation and amortization	(1,194)	(1,552)	(3,684)	(4,862)
Other, net	—	—	—	88
Operating income (loss)	208	(213)	546	(456)
Interest expense	(236)	(361)	(724)	(1,114)
Equity in losses of unconsolidated investments and other, net	(261)	(284)	(1,261)	(795)
Income tax expense	(12)	(53)	(148)	(171)
Net loss	$(301)	$(911)	$(1,587)	$(2,536)
Consolidated segment earnings increased $63 million, or 5%, and decreased $88 million, or 2%, in the three and nine-month periods ended September 30, 2011, respectively, as compared to the same periods in 2010. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.
Depreciation and Amortization Expense
During the first quarter 2011, Sprint completed its annual study of estimated useful lives of depreciable assets, which reflects a reduction in the replacement rate of capital additions and was a primary factor for a decrease to depreciation expense of $190 million, or 15%, and $483 million, or 13%, in the three and nine-month periods ended September 30, 2011 compared to the same periods in 2010. This decline is partially offset by an increase due to assets placed in service as a result of capital expenditures related to capacity to support increased data usage by our subscribers. As a result of expected increased capital expenditures related to Network Vision, we expect depreciation expense to increase over the next several years as those assets are placed in service. In addition, the successful deployment and market acceptance related to the changes in technology as a result of Network Vision is expected to result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, primarily associated with iDEN-related assets, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which could have a material impact on our consolidated financial statements. Amortization expense declined $168 million, or 68%, and $695 million, or 68%, in the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010, primarily due to the absence of amortization for customer relationship intangible assets related to the 2005 acquisition of Nextel which became fully amortized in the second quarter 2010. Customer relationships are amortized using the sum-of-the-years'-digits method, resulting in higher amortization rates in early periods that decline over time.
Other, net
Other, net recognized for the nine-month period ended September 30, 2010 primarily consisted of a benefit resulting from favorable developments relating to access cost disputes with certain exchange carriers.
Interest Expense
Interest expense decreased $125 million, or 35%, and $390 million, or 35%, in the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010, primarily due to a $100 million and $294 million increase, respectively, in the amount of interest capitalized. The increase in capitalized interest is related to our plan to deploy certain spectrum licenses as part of Network Vision that were not previously utilized. We expect full year capitalized interest related to these spectrum licenses to be approximately $400 million. The reduction in interest expense also includes decreases of $31 million and $84 million in the three and nine-month periods ended September 30, 2011 as a result of the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes in January 2011. The effective interest rate on the weighted average long-term debt balance of $18.5 billion and $20.3 billion was 7.3% and 7.2% for the three-month periods ended September 30, 2011 and 2010, respectively. The effective interest rate on the weighted average long-term debt balance of $18.7 billion and $20.8 billion was 7.2% for both the nine-month periods ended September 30, 2011 and 2010, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments and Other, net
This item consists mainly of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with the investment in Clearwire consists of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances and other items recognized by Clearwire Corporation that do not effect Sprint's economic interest. Equity in losses from Clearwire were $271 million and $298 million for the three-month periods ended September 30, 2011 and 2010, and $1.3 billion and $848 million for the nine-month periods ended September 30, 2011 and 2010, respectively. Sprint's equity in losses from Clearwire include charges of approximately $15 million and $309 million for the three and nine-month periods ended September 30, 2011, which are associated with Clearwire's write-off of certain network and other assets that no longer meet their strategic plans.
Clearwire owns and operates a next generation mobile broadband network that provides high-speed residential and mobile Internet access services and residential voice services in communities throughout the country. Clearwire is an early stage company, and as such, has heavily invested in building its network and acquiring other assets necessary to expand the business during 2009 and 2010, which has resulted in increased operating losses and reduced liquidity. We expect Clearwire to continue to generate net losses in the near term as it executes its business plan. Our intent to hold our investment in Clearwire is based, in part, on our growing subscriber base of 4G WiMAX subscribers that utilize Clearwire's network and our intent to sell 4G WiMAX devices through 2012. In August 2011, Clearwire announced its intention to deploy a 4G LTE network subject to the availability of expected funding needs. In October 2011, Sprint announced the execution of a non-binding cooperation agreement with Clearwire to work together on technical specifications of the Clearwire LTE Network, a critical element necessary to ensure compatibility with the deployment of Sprint's multi-mode technology and the delivery of service to customers.

As of September 30, 2011, the carrying value of Sprint's investment in Clearwire of $3.41 per share over Clearwire's closing stock price of $2.33 per share was equivalent to an excess of $575 million. A sustained decline in the trading price of Clearwire's common stock below our per share carrying value, an element of consideration for recoverability, could result in a determination that our investment in Clearwire may not be recoverable, resulting in a non-cash impairment in our consolidated financial statements up to the entire amount of our investment, including the note receivable, of $2.0 billion. A $.10 change in Clearwire's per share closing stock price is equivalent to a corresponding change in the estimated value of our investment in Clearwire by approximately $53.2 million based on an assumed conversion of 532 million Class B Common Interests.
Income Tax Expense
The consolidated effective tax rate was an expense of approximately 10% and 7% during each of the nine-month periods ended September 30, 2011 and 2010, respectively. The income tax expense for the nine-month periods ended September 30, 2011 and 2010 includes a $654 million and $1.0 billion net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. The 2011 increase to the valuation allowance is also inclusive of $19 million associated with federal income tax effects of recently enacted changes in Michigan's corporate state income tax laws, which occurred in the second quarter, and resulted in a total charge to income tax expense of $52 million. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless
Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. Our Wireless segment generates revenues from the sale of wireless services, the sale of wireless devices and accessories, and the sale of wholesale and other services. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as equipment net subsidy, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.

The following table provides an overview of the results of operations of our Wireless segment for the three and nine-month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Wireless Earnings	2011	2010	2011	2010
	(in millions)
Postpaid	$5,689	$5,440	$16,854	$16,448
Prepaid	1,147	940	3,339	2,761
Retail service revenue	6,836	6,380	20,193	19,209
Wholesale, affiliate and other revenue	64	55	187	155
Total service revenue	6,900	6,435	20,380	19,364
Cost of services (exclusive of depreciation and amortization)	(2,332)	(2,137)	(6,616)	(6,250)
Service gross margin	4,568	4,298	13,764	13,114
Service gross margin percentage	66%	67%	68%	68%
Equipment revenue	616	740	2,001	1,873
Cost of products	(1,776)	(1,808)	(5,426)	(4,954)
Equipment net subsidy	(1,160)	(1,068)	(3,425)	(3,081)
Equipment net subsidy percentage	(188)%	(144)%	(171)%	(164)%
Selling, general and administrative expense	(2,194)	(2,165)	(6,740)	(6,548)
Wireless segment earnings	$1,214	$1,065	$3,599	$3,485
Service Revenue
Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, equipment protection, late payment, and early termination charges and certain regulatory related fees, net of service credits. The ability of our Wireless segment to generate service revenues is primarily a function of:

•	revenue generated from each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates charged for those services; and

•	the number of subscribers that we serve, which in turn is a function of our ability to acquire new and retain existing subscribers.
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $456 million, or 7%, and $984 million, or 5%, for the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010. The increase in retail service revenue for the three-month period ended September 30, 2011 as compared to the same periods in 2010 reflects an increase postpaid service revenue related to our premium data add-on charge required for all smartphones along with other fee increases including the increase in our handset protection plan. In addition, the increase was driven by attracting more subscribers to our Boost and Virgin Mobile prepaid brands who are choosing higher rate plans to take advantage of international offerings as well as the increased availability of smartphones in addition to increased subscribers from new market launches for our Assurance Wireless brand. Revenue growth for the nine-month period ended September 30, 2011 also included an increase from unlimited and bundled pricing plans.

Wholesale and affiliates are those subscribers who are served through 3G MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $9 million, or 16%, and $32 million, or 21%, for the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010 primarily as a result of growth in our 3G MVNO relationships. Specifically, growth in subscribers on the Lifeline program offered through our MVNO's reselling prepaid services, which is equivalent to our Assurance Wireless offering, is beginning to have a larger impact on revenues, particularly in the three-month period ended September 30, 2011. Approximately 31% of our wholesale and affiliate subscribers represent a growing number of connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and average revenue per subscriber for the three and nine-month periods ended September 30, 2011 and 2010. Additional information about the number of subscribers, net additions to subscribers, ARPU and average rates of monthly postpaid and prepaid customer churn for each quarter since the first quarter 2010 may be found in the table on the following page.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(subscribers in thousands)
Average postpaid subscribers	32,894	33,107	32,952	33,326
Average prepaid subscribers	14,062	11,342	13,401	11,077
ARPU(1):
Postpaid	$58	$55	$57	$55
Prepaid	27	28	28	28
Average retail	49	48	48	48
_______________________

(1)
ARPU is calculated by dividing service revenue by the sum of the average number of subscribers. Changes in average monthly service revenue reflect subscribers who change rate plans, the level of voice and data usage, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Postpaid ARPU for the three and nine-month periods ended September 30, 2011 increased as compared to the same periods in 2010 primarily due to increased revenues for premium data add-on charges for all smartphones along with other fee increases in our handset protection plan. Greater popularity of unlimited and bundled plans contributed to the increase on a year-to-date basis. Prepaid ARPU for the nine-month period ended September 30, 2011 remained flat compared to the same periods in 2010 while prepaid ARPU for the three-month period ended September 30, 2011 slightly declined as compared to the same prior year period. The decrease in prepaid ARPU is a result of the net additions of our Assurance Wireless brand whose subscribers carry a lower ARPU, however, this decrease continues to be offset on an annual basis and partially on a quarterly basis by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans to take advantage of international offerings and the increased availability of smartphones.

The following table shows (a) net additions (losses) of wireless subscribers for each quarter beginning with the first quarter 2010, (b) our total subscribers as of the end of each quarterly period, (c) our average monthly postpaid and prepaid service revenue per subscriber and (d) our average rates of monthly postpaid and prepaid customer churn.

	March 31, 2010	June 30, 2010	September 30, 2010	December 30, 2010	March 31, 2011	June 30, 2011	September 30, 2011
Net additions (losses) (in thousands)
Postpaid(1):
iDEN	(447)	(364)	(383)	(395)	(367)	(327)	(309)
CDMA(2)	(131)	136	276	453	253	226	265
Total retail postpaid	(578)	(228)	(107)	58	(114)	(101)	(44)
Prepaid:
iDEN	(44)	(465)	(700)	(768)	(560)	(475)	(354)
CDMA	392	638	1,171	1,414	1,406	1,149	839
Total retail prepaid	348	173	471	646	846	674	485
Wholesale and affiliates	155	166	280	393	389	519	835
Total Wireless	(75)	111	644	1,097	1,121	1,092	1,276
End of period subscribers (in thousands)
Postpaid:
iDEN	6,808	6,444	6,061	5,666	5,299	4,972	4,663
CDMA(2)	26,581	26,717	26,993	27,446	27,699	27,925	28,190
Total retail postpaid(6)	33,389	33,161	33,054	33,112	32,998	32,897	32,853
Prepaid:
iDEN	5,675	5,210	4,510	3,742	3,182	2,707	2,353
CDMA(3)	5,361	5,999	7,121	8,535	9,941	11,090	11,929
Total retail prepaid	11,036	11,209	11,631	12,277	13,123	13,797	14,282
Wholesale and affiliates(3)(4)(6)	3,633	3,799	4,128	4,521	4,910	5,429	6,264
Total Wireless	48,058	48,169	48,813	49,910	51,031	52,123	53,399
Average monthly service revenue per subscriber
Retail Postpaid	$55	$55	$55	$55	$56	$57	$58
Retail Prepaid	$27	$28	$28	$28	$28	$28	$27
Monthly customer churn rate(5)
Retail postpaid	2.15%	1.85%	1.93%	1.86%	1.81%	1.75%	1.91%
Retail prepaid	5.74%	5.61%	5.32%	4.93%	4.36%	4.14%	4.07%
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

(4)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 1.4 million subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue as of September 30, 2011.

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

(6)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

Retail Postpaid Subscribers—We lost 44,000 and 259,000 net postpaid subscribers during the three and nine-month periods ended September 30, 2011, respectively, as compared to losing 107,000 and 913,000 net postpaid subscribers during the same periods in 2010. Net postpaid subscriber losses improved by 63,000, or 59%, and 654,000, or 72% for the three and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods. Of the 33 million total subscribers included in postpaid, less than 3% represent connected devices. Net additions of connected devices were 34,000 and 59,000, during the three and nine-month periods ended September 30, 2011, respectively, as compared to net additions of 30,000 and net losses of 18,000 during the same periods in 2010. Our improvement in net postpaid subscriber losses for both the three and nine-month periods can be attributed to our improvements in retail postpaid gross additions and lower postpaid churn resulting from simplified and value-driven bundled offers, a more competitive device line-up, as well as our continued improvements in overall customer experience and customer care satisfaction. The Company expects to continue the trend of postpaid subscriber losses on the iDEN network as we focus efforts on growth in Sprint-branded customers on the CDMA network. In addition, we plan to migrate push-to-talk subscribers on the iDEN network by providing competitive Sprint-branded offerings on the CDMA network and through the launch of Sprint Direct Connect®. Additionally, we are in the early stages of developing plans to migrate business and enterprise customers that utilize our iDEN push-to-talk technology.
Retail Prepaid Subscribers—We added 485,000 and 2.0 million net prepaid subscribers during the three and nine-month periods ended September 30, 2011, respectively, as compared to adding 471,000 and 992,000 net prepaid subscribers for the same periods in 2010. Net prepaid subscriber additions improved by 14,000, or 3%, and 1.0 million, or 102% for the three and nine-month periods ended September 30, 2011, respectively, compared to the same prior year periods. Our improvement in net prepaid subscriber additions for both the three and nine-month periods were driven by net additions from the Assurance Wireless brand primarily as a result of new market launches and increased advertising and promotions. The Company expects to continue the trend of prepaid subscriber losses on the iDEN network as we focus efforts on growth in Boost branded customers on the CDMA network. Prepaid subscribers are generally deactivated between 60 days and up to 150 days from the date of activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs. Retention offers to these targeted subscribers declined as a percentage of our total prepaid subscriber base as of September 30, 2011 compared to June 30, 2011.
Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. We added 835,000 and 1.7 million net wholesale and affiliate subscribers during the three and nine-month periods ended September 30, 2011, respectively, as compared to 280,000 and 601,000 net wholesale and affiliate subscriber additions for the same periods in 2010. Net wholesale and affiliate subscriber additions improved by 555,000, or 198%, and 1.1 million, or 190% for the three and nine-month periods ended September 30, 2011, respectively, compared to the same periods one year ago, which were primarily driven by net additions from the Lifeline program offered through our MVNO's reselling prepaid services. Of the 6.3 million total subscribers included in wholesale and affiliate, approximately 31% represent connected devices. Net additions of connected devices were 36,000 and 95,000, during the three and nine-month periods ended September 30, 2011, respectively, as compared to net additions of 59,000 and 117,000 for the same periods in 2010.

Cost of Services
Cost of services consists primarily of:

•
costs to operate and maintain our CDMA and iDEN networks, including direct switch and cell site costs, such as rent, utilities, maintenance, labor costs associated with network employees, and spectrum frequency leasing costs;

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

•	long distance costs paid to the Wireline segment;

•	costs to service and repair devices;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the use of their proprietary data applications, such as messaging, music, TV, and navigation services by our subscribers.
Cost of services increased $195 million, or 9%, and $366 million, or 6%, for the three and nine-month periods ended September 30, 2011, respectively, as compared to the same periods in 2010 primarily reflecting increased roaming due to higher 3G and 4G MVNO data usage. In addition, higher service and repair costs were incurred driven by the increase in the cost per unit of new and used devices due to the growth in smartphone popularity. We are also in the process of renegotiating cell site leases to enable further flexibility in connection with Network Vision, including spectrum hosting services, which has resulted in a net increase to rent expense and is expected to continue until such time we can successfully deploy Network Vision and benefit from an overall reduction in our total portfolio of tower leases. These increases were offset by a decrease in long distance network costs as a result of lower market rates and a decline in payments to third-party vendors for use of their proprietary data applications and premium services as a result of contract renegotiations providing more favorable rates.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user subscriber. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the subscriber, or for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber, primarily associated with obtaining a service plan in excess of 12 months. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of products (primarily devices and accessories) also include order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue decreased $124 million, or 17%, for the three-month period ended September 30, 2011 and increased $128 million, or 7%, for the nine-month period ended September 30, 2011 as compared to the same periods in 2010. Cost of products decreased $32 million, or 2%, for the three-month period ended September 30, 2011 and increased $472 million, or 10%, for the nine-month period ended September 30, 2011 as compared to the same periods in 2010. The increase in both equipment revenue and cost of products for the year-to-date period is primarily due to an overall increase in the number of prepaid devices sold in addition to a higher average sales price and cost per device sold for both postpaid and prepaid devices. However, a decrease in the number of postpaid devices sold in addition to a lower average sales price per postpaid device resulted in a decrease in both equipment revenue and cost of products for the three-month period ended September 30, 2011 as compared to the same prior year period.

Selling, General and Administrative Expense
Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, strategic planning, and technology and product development.
Sales and marketing expense increased $13 million, or 1%, and $289 million, or 8%, for the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010 primarily due to the additional costs associated with our increase in subscriber gross additions combined with an increase in prepaid marketing efforts to launch new Assurance Wireless markets, partially offset by a decrease in overall media spend in the quarter.
General and administrative costs increased $16 million, or 2%, for the three-month period ended September 30, 2011 and decreased $97 million, or 3%, for the nine-month period ended September 30, 2011 as compared to the same periods in 2010, reflecting a reduction in customer care costs as well as reductions in prepaid integration costs incurred in 2010 associated with our acquisitions offset by an increase in bad debt expense. Customer care costs decreased $33 million and $112 million for the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010 as a result of customer care quality initiatives and price plan simplification that have resulted in a reduction in calls per subscriber, which allowed for further optimization of call center resources. Bad debt expense was $164 million and $366 million for the three and nine-month periods ended September 30, 2011 representing a $67 million and $54 million increase as compared to bad debt expense of $97 million and $312 million for the three and nine-month periods ended September 30, 2010. The increase in bad debt expense for the three and nine-month periods ended as compared to the prior year periods primarily reflects an increase in the aging of accounts receivable outstanding greater than 60 days combined with an increase in the average write-off per account. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. Our mix of prime postpaid subscribers to total postpaid subscribers was 83% for both the three and nine-month periods ended September 30, 2011 compared to 84% for both the three and nine-month periods ended September 30, 2010.

Segment Earnings - Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment and IP and other services to cable MSOs that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers. We are one of the nation's largest providers of long distance services and operate all-digital global long distance and Tier 1 IP networks. These services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP), and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service which enables a wireless handset to operate as part of a subscriber's wireline voice network and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, the wireline network is carrying increasing amounts of voice and data traffic for our Wireless segment as a result of growing usage by those wireless customers.

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
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers.
The following table provides an overview of the results of operations of our Wireline segment for the three and nine-month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Wireline Earnings	2011	2010	2011	2010
	(in millions)
Voice	$474	$554	$1,440	$1,707
Data	124	125	357	396
Internet	447	535	1,419	1,640
Other	17	31	56	71
Total net service revenue	1,062	1,245	3,272	3,814
Cost of services and products	(751)	(822)	(2,257)	(2,515)
Service gross margin	311	423	1,015	1,299
Service gross margin percentage	29%	34%	31%	34%
Selling, general and administrative expense	(127)	(152)	(393)	(476)
Wireline segment earnings	$184	$271	$622	$823
Wireline Revenue
Voice Revenues
Voice revenues decreased $80 million, or 14%, and $267 million, or 16%, for the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010 primarily driven by overall price declines of which $25 million and $78 million are related to decline in prices for the sale of services to our Wireless segment in the three and nine-month periods ended September 30, 2011, respectively, as well as volume declines due to customer churn. Voice revenues generated from the sale of services to our Wireless segment represented 35% and 33% of total voice revenues for the three and nine-month periods ended September 30, 2011 as compared to 33% and 31% for the three and nine-month periods ended September 30, 2010.

Data Revenues
Data revenues reflect sales of data services, including asynchronous transfer mode (ATM), frame relay and managed network services. Data revenues decreased $1 million, or 1%, and $39 million, or 10%, for the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services. Data revenues generated from the provision of services to the Wireless segment represented 33% and 34% of total data revenue for the three and nine-month periods ended September 30, 2011 as compared to 28% and 26% for the same periods in 2010.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP and SIP. Internet revenues decreased $88 million, or 16%, and $221 million, or 13%, for the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010. Certain MSO's have decided to in-source their digital voice products resulting in a $60 million and $128 million decrease in the three and nine-month periods ended September 30, 2011. In addition, Internet revenues generated from the sale of services to our Wireless segment declined in the three and nine-month periods ended September 30, 2011 by $23 million and $70 million, respectively, due to a decline in prices. Sale of services to our Wireless segment represented 9% and 7% of total Internet revenues in the three and nine-month periods ended September 30, 2011 as compared to 10% and 9% for the three and nine-month periods ended September 30, 2010. In addition, revenue slightly decreased due to fewer new IP customers that are also being acquired at lower market rates as a result of increased competition.
Other Revenues
Other revenues, primarily consisting of sales of customer premises equipment, decreased $14 million, or 45%, and $15 million, or 21%, in the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010,
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $71 million, or 9%, and $258 million, or 10%, in the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010 primarily due to lower access expense as a result of savings initiatives and migration from data to IP-based technologies in addition to declining voice volumes. Service gross margin percentage decreased from 34% in both the three and nine-month periods ended September 30, 2010 to 29% and 31% in the three and nine-month periods ended September 30, 2011 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $25 million, or 16%, and $83 million, or 17%, in the three and nine-month periods ended September 30, 2011 as compared to the same periods in 2010. The decreases were primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in both the three and nine-month periods ended September 30, 2011 as compared to 12% in both the same periods in 2010.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Net cash provided by operating activities	$2,602	$3,348
Net cash used in investing activities	$(2,370)	$(1,702)
Net cash used in financing activities	$(1,644)	$(799)
Operating Activities
Net cash provided by operating activities of approximately $2.6 billion in the first nine months of 2011 decreased $746 million from the same period in 2010. The decrease resulted from an increase in vendor and labor-related payments of $2.1 billion, which primarily related to an increase in the average cost of postpaid and prepaid devices sold and related increases in inventory, increased roaming due to higher 3G and 4G data usage, as well as $124 million in pension contribution payments made during the first nine months of 2011. This was offset by $1.0 billion of increased cash received from customers primarily due to increases in total subscriber net additions and $290 million received for spectrum hosting. In addition, cash paid for interest decreased by $375 million, of which $292 million was associated with interest capitalization as a result of Network Vision and was included as an investing activity. Subscriber revenue earned but not billed represented about 9% of our accounts receivable balance as of both September 30, 2011 and 2010. We also expect to make an additional pension contribution of approximately $12 million in the fourth quarter of 2011.
Investing Activities
Net cash used in investing activities for the first nine months of 2011 increased by $668 million from 2010, due to increases of $730 million in purchases of short-term investments and $809 million in capital expenditures. Increases in capital expenditures are related to the addition of data capacity to our wireless networks and Network Vision and also include $292 million due to the recognition of capitalized interest on qualifying activities associated with Network Vision primarily related to the carrying value of spectrum licenses not yet placed in service. These increases in use of cash were offset by increases of $685 million in proceeds from sales and maturities of short-term investments and a decrease of $157 million in expenditures related to FCC licenses as determined by specific operations requirements of the Report and Order. We also made $58 million in payments for our third installment of our investment in Clearwire in the first nine months of 2010.
Financing Activities
Net cash used in financing activities was $1.6 billion during the first nine months of 2011 compared to $799 million for the same period in 2010. The first nine months of of 2011 included the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes. The first nine months of 2010 included the debt repayment of $750 million of Sprint Nextel Corporation floating rate senior notes and $51 million debt financing costs associated with the revolving credit facility entered into in May 2010.
Liquidity
As of September 30, 2011, Sprint's liquidity, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving credit facility was $5.0 billion. Our cash, cash equivalents and short-term investments totaled $4.0 billion as of September 30, 2011 compared to $5.5 billion as of December 31, 2010. As of September 30, 2011, $1.1 billion in letters of credit were outstanding under our $2.1 billion revolving bank credit facility, including the letter of credit required by the Report and Order to reconfigure the 800 MHz band. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $1 billion of borrowing capacity available under our revolving bank credit facility as of September 30, 2011. On January 31, 2011, $1.65 billion of Sprint Capital Corporation 7.625% senior notes were repaid upon maturity. Also, in January 2011, we amended $500 million of our $750 million Export Development Canada (EDC) loan to extend the maturity date from 2012 to 2015. The remaining $250 million related to EDC, in addition to $2.0 billion of Sprint Capital Corporation 8.375% senior notes, will mature in March 2012. In October

2011, we amended the terms of our revolving credit facility to include, among other things, an increase in the capacity by $150 million to $2.2 billion.
Additionally, in October 2011,we announced our intention to accelerate the timeline associated with Network Vision, our network modernization plan. In addition to Network Vision, we are currently experiencing rapid growth in data usage which requires additional capital for data capacity to meet our customers needs and to maintain customer satisfaction. Our accelerated timeline coupled with our capital needs to maintain and operate our existing infrastructure are expected to require approximately $10 billion in total capital expenditures over the two year period ending December 31, 2013. In addition to our expectation of increased capital expenditures, we also expect network operating expenditures to increase during the deployment period.
In September 2011, we entered into a four year commitment with Apple, Inc. to purchase a minimum number of smartphones, which on average, are expected to carry a higher subsidy per unit than other smartphones we sell. Our minimum commitment under this arrangement is approximately $15.5 billion; however, we expect our actual purchases will exceed this amount. This will result in an expected increase in cash outflow and reduction in operating income in the earlier years of the contract until such time as we may recover the acquisition costs through subscriber revenue.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the borrowing capacity available under our credit facility, the ability to issue debt and equity securities, and other forms of financing to support our short- and long-term liquidity requirements. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes the acceleration of Network Vision, subscriber growth and the expected achievement of a cost structure intended to achieve more competitive margins, we expect we will need to raise funds from external resources of approximately $5.0 billion to $7.0 billion through 2013, of which approximately $4.0 billion relates to refinancings of existing scheduled debt maturities. We believe funding of approximately $3.0 to $4.0 billion in 2012, in addition to our existing available liquidity and cash flows from operations, will be sufficient to meet our funding requirements through 2012 including debt service requirements, and other significant future contractual obligations. If we are unable to fund our capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.
In determining our expectation of future funding needs in the next 12 months and beyond, we have considered:

•	projected revenues and expenses relating to our operations;

•	anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	scheduled debt service requirements;

•	additional investments, if any, we may choose to make in Clearwire; and

•	other future contractual obligations and general corporate expenditures.
As of September 30, 2011, we had working capital of $968 million compared to $2.0 billion as of December 31, 2010. The decrease in working capital is primarily due to increases in the current portion of long-term debt of $601 million partially offset by increases in device and accessory inventory and decreases in accounts payable and accrued expenses and other current liabilities as of September 30, 2011. The remaining change is related to other activity in current assets during the first nine months of 2010.
Capital Resources
Our ability to fund our capital needs from external sources is ultimately affected by the overall capacity and terms of the banking and securities markets, as well as our performance and our credit ratings. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility and a reasonable cost of capital.

As of October 18, 2011, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Senior Unsecured Bank Credit Facility	Senior Unsecured Debt	Outlook
Moody's	Ba1	B2	Under Review
Standard and Poor's	Not Rated	BB-	Under Review
Fitch	BB	B+	Negative
In October 2011, we received downgrades on our obligations from two of our major rating agencies. Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the public capital markets.
The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.5 to 1.0. In October 2011, our credit facility was amended to prospectively redefine adjusted EBITDA to exclude costs comprising equipment net subsidy, as defined by the amended agreement, to the extent such costs exceed $1.1 billion in any of the six consecutive fiscal quarters ending March 31, 2013. The amount added back related to this exclusion cannot exceed $1.75 billion in any four consecutive fiscal quarters and is limited to $2.7 billion in the aggregate for the six consecutive fiscal quarters ending March 31, 2013. Beginning in April 2012, the ratio will be reduced to 4.25 to 1.0, and further reduced to 4.0 to 1.0 in January 2013. As of September 30, 2011, the ratio was 3.4 to 1.0 as compared to 3.7 to 1.0 as of December 31, 2010 resulting from our reduction of total indebtedness during the first quarter 2011. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of the revolving bank credit facility provided for an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a margin of between 2.75% and 3.50%, depending on our debt ratings, which was amended to a margin of 2.75% to 4.0% in October 2011. As a result of that amendment, in addition to the downgrades of our credit ratings noted previously, the current interest rate on our credit facility is approximately 4.44% as of October 31, 2011. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility.
A default under our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. Our unsecured loan agreement with EDC, has terms similar to those of our revolving bank credit facility prior to the amendment. While we are expecting to amend the EDC loan to contain terms similar to the amended revolving bank credit facility, we cannot provide assurance that it will be amended on terms favorable to us or at all. If we do not continue to satisfy the covenants in the EDC loan, we would be in default under this agreement, which could trigger defaults under our other debt obligations and result in maturities being accelerated, however, we would expect to pay any remaining outstanding amount due under the EDC before a default could occur. If we decide to repay the EDC earlier than the scheduled maturities in order to prevent a default, this could require funding in addition to what was already discussed above to support our current business plan. As previously reported, Clearwire could have been considered a subsidiary under certain agreements relating to our indebtedness and, as such, certain actions or defaults by Clearwire would have, if viewed as a subsidiary, resulted in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. In December 2010, as a result of an amendment to the Clearwire equityholders' agreement, Sprint obtained the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%. In June 2011, Sprint exercised this right and surrendered 78 million shares of Class B voting common stock of Clearwire Corporation, which resulted in a reduction of our voting interest from 53.7% to 49.7% and eliminated the potential for Clearwire to be considered a subsidiary of Sprint under agreements relating to our indebtedness.

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
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” below and Part II, Item 1A “Risk Factors” of this Form 10-Q.

FUTURE CONTRACTUAL OBLIGATIONS
The following table is an update as of September 30, 2011 to the information provided in our Annual Report on Form 10-K for the year ended December 31, 2010 for the "Operating leases" and "Purchase orders and other commitments" elements of the table since there have been subsequent material contracts executed affecting the amounts previously disclosed.

Future Contractual Obligations	Total	Remaining 2011	2012	2013	2014	2015	2016 and thereafter
	(in millions)
Operating leases (1)	15,178	424	1,872	1,801	1,708	1,470	7,903
Purchase orders and other commitments(2)	28,038	4,731	6,954	5,655	5,271	4,582	845
________________

(1)	Includes future lease costs related to cell and switch sites, real estate, network equipment, and office space.

(2)	Includes service, spectrum, network capacity, and other executory contracts. Excludes blanket purchase orders in the amount of $28 million. See below for further discussion.
“Purchase orders and other commitments” include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes about $28 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $231 million as of September 30, 2011. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.

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
Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment
As of September 30, 2011, the carrying value of goodwill attributable to our Wireless segment was $359 million. Sprint evaluates the carrying value of goodwill annually or more frequently if events or changes in circumstances indicate that the carrying amount may exceed estimated fair value. We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment.
The determination of the estimated fair value of the Wireless segment requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, transactions within the wireless industry and related control premiums, discount rates, terminal growth rates, operating income before depreciation and amortization (OIBDA) and capital expenditures forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. The merits of each significant assumption, both individually and in the aggregate, used to estimate the fair value of a reporting unit are evaluated for reasonableness.
We continually monitor our stock price to determine whether there has been a sustained, significant decline that could, more likely than not, indicate that the estimated fair value of our Wireless segment is less than its carrying amount. As of September 30, 2011, the book value of shareholders' equity was in excess of our market capitalization. We performed qualitative and quantitative procedures including the evaluation of expected future cash flows as well as the evaluation of other factors such as macroeconomic factors, industry specific factors, market multiples and implied control premiums of recent transactions in the industry and concluded that the goodwill of our Wireless segment was not impaired as of September 30, 2011.
Additional information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

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
These statements reflect management's judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, subscriber and network usage, subscriber growth and retention, pricing, operating costs, the timing of various events, and the economic and regulatory environment.
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to attract and retain subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•
the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and equipment we provide and our ability to attract new subscribers and retain existing subscribers; the impact of subsidy costs; the impact of increased purchase commitments; the overall demand for our service offerings, including the impact of decisions of new or existing subscribers between our postpaid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•
the ability to generate sufficient cash flow to fully implement our network modernization plan, Network Vision, to improve and enhance our networks and service offerings, implement our business strategies and provide competitive new technologies;

•	the effective implementation of Network Vision including timing, execution, technologies, and costs;

•	ability to consummate the LightSquared transaction and obtain the associated financial benefits;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

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

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the financial performance of Clearwire and its ability to operate and maintain its 4G network;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control; and

•
other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC), including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A “Risk Factors” of this Form 10-Q.

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
In connection with the preparation of this Form 10-Q as of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2011 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; a fourth suit, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and a fifth suit, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our consolidated financial position or results of operations.
Various other suits, proceedings and claims, including purported class actions typical for a large business enterprise, are pending against us or our subsidiaries. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial condition or results of operations. We are involved in certain legal proceedings that are described in the Notes to the Consolidated Financial Statements included in this report. During the quarter ended September 30, 2011, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
The risk factors presented below amend and restate the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.
If we are not able to attract and retain wireless subscribers, our financial performance will be impaired.
We are in the business of selling communications services to subscribers, and our economic success is based on our ability to attract new subscribers and retain current subscribers. If we are unable to attract and retain wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations, which could result in several outcomes, including controlling investments by third parties, takeover bids, liquidation of assets or insolvency. Beginning in 2008 through September 30, 2011, we experienced decreases in our total retail postpaid subscriber base of approximately 8.7 million subscribers (excluding the impact of our 2009 acquisitions), while our two largest competitors increased their subscribers. In addition, our average postpaid churn rate was 1.95% and 2.15% for the years ended December 31, 2010 and 2009, respectively, while our two largest competitors had churn rates that were substantially lower. Although we have begun to see a reduction in our net loss of postpaid subscribers, if this trend does not continue our financial condition, results of operations and liquidity could be materially adversely affected.

Our ability to compete successfully for new subscribers and to retain our existing subscribers and reduce our rate of churn depends on:

•
our successful execution of marketing and sales strategies, including the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and our credit and collection policies;

•	Clearwire's ability to successfully obtain additional financing for the continued operation of its 4G network;

•
The successful deployment and completion of our network modernization plan, Network Vision, including a multi-mode network infrastructure, successful 4G Long Term Evolution (4G LTE) implementation and deployment, and CDMA push-to-talk capabilities of comparable quality to our existing iDEN push-to-talk capabilities;

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
Our recent success in attracting more postpaid subscribers and reducing churn may not be sustainable. Our ability to retain subscribers may also be negatively affected by industry trends related to subscriber contracts. For example, we and our competitors no longer require subscribers to renew their contracts when making changes to their pricing plans. These types of changes could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product and service mix.
Moreover, service providers frequently offer wireless equipment, such as devices, below acquisition cost as a method to attract and retain subscribers that enter into wireless service agreements for periods usually extending twelve to twenty four months.  Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy and is generally recognized when title of the device passes to the dealer or end-user subscriber.  The cost of multi-functional devices, such as smartphones, has increased significantly in recent years as a result of enhanced capabilities and functionality.  At the same time, wireless service providers continue to compete on the basis of price, including the price of devices offered to subscribers, which has resulted in increased equipment net subsidy.  We have entered into certain long-term device arrangements that are expected to increase the average equipment net subsidy for postpaid devices, which is expected to result in a near-term reduction to consolidated results from operations and reduced cash flow from operations associated with initiation of service for these devices.
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
We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other's existing subscriber bases rather than from first-time purchasers of wireless services. Beginning in 2008 through September 30, 2011, we experienced decreases in our total retail postpaid subscriber base of approximately 8.7 million postpaid subscribers (excluding the impact of our 2009 acquisitions), while our two largest competitors increased their subscribers.

In addition, the higher market penetration also means that subscribers purchasing postpaid wireless services for the first time, on average, have a lower credit score, including subprime, than existing wireless users, and the number of these subscribers we are willing to accept is dependent on our credit policies. To the extent we cannot compete effectively for new subscribers, our revenues and results of operations will be adversely affected.
Competition and technological changes in the market for wireless services could negatively affect our average revenue per subscriber, subscriber churn, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability.
We compete with a number of other wireless service providers in each of the markets in which we provide wireless services, and we expect competition may increase as additional spectrum is made available for commercial wireless services and as new technologies are developed and launched. As competition among wireless communications providers has increased, we have created pricing plans that may result in declining average revenue per subscriber for voice and data services. Competition in pricing and service and product offerings may also adversely impact subscriber retention and our ability to attract new subscribers, with adverse effects on our results of operations. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, future cash flows, growth and overall profitability, which, in turn, could impact our ability to meet our financial obligations.
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
Some competitors and new entrants may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per subscriber, subscriber churn, ability to attract new subscribers, and operating costs. For example, our prepaid services compete with several carriers, including Metro PCS and Leap Wireless, which offer competitively-priced prepaid calling plans that include unlimited local calling. In addition, we may lose subscribers of our higher priced plans to our prepaid offerings.
Conversely, some mergers could adversely affect our ability to compete by limiting our access to innovative products and increasing our cost of providing service. For example, on March 20, 2011, AT&T, the nation's second largest wireless carrier based on wireless revenues, announced that it had reached an agreement to acquire T-Mobile, the nation's fourth largest wireless carrier subject to important government approvals, including but not limited to the United States Department of Justice (DOJ) and the Federal Communications Commission (FCC). On March 28, 2011, we announced our opposition to the AT&T/T-Mobile transaction because we believe, among other things, the transaction would harm our ability to compete in the wireless communications industry. On August 31, 2011, the DOJ filed a lawsuit in the United States District Court for the District of Columbia seeking to permanently enjoin AT&T and T-Mobile from completing the transaction. State Attorneys General from California, Massachusetts, New York, Ohio, Pennsylvania, Puerto Rico, Illinois, and Washington joined the DOJ lawsuit. Sprint and Cellular South (now C Spire) also filed antitrust lawsuits in the same federal district court seeking to enjoin the merger on September 6, 2011, and September 19, 2011, respectively. If the transaction is completed, we believe the two largest providers of wireless and wireline services, AT&T and Verizon, would be able to use their concentration of market power to limit our access to devices, increase the cost of devices and network equipment, and control the availability and price of key inputs such as backhaul and access needed by other wireless companies to compete.

The success of our network modernization plan, Network Vision, will depend on the timing, extent and cost of implementation; the performance of third-parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization
We must continually invest in our wireless network in order to continually improve our wireless service to meet the increasing demand for usage of our data and other non-voice services and remain competitive. Improvements in our service depend on many factors, including continued access to and deployment of adequate spectrum. We must maintain and expand our network capacity and coverage as well as the associated wireline network needed to transport voice and data between cell sites. Although we believe that we own sufficient spectrum to support our networks for several years, if we are unable to obtain access to additional spectrum to increase capacity or to deploy the services customers desire on a timely basis or at acceptable costs while maintaining network quality levels, then our ability to attract and retain customers could be materially adversely affected, which would negatively impact our operating margins.
We are implementing Network Vision, which is a multi-year initiative intended to reduce operating costs and provide customers with an enhanced network experience by improving voice quality, coverage and data speeds, while enhancing network flexibility and improving environmental sustainability. The focus of the plan is on upgrading the existing Sprint networks and providing flexibility for new 4G technologies, including 4G LTE. If Network Vision does not provide a competitive 4G LTE network, an enhanced network experience, or is unable to provide CDMA push-to-talk capabilities of comparable quality to our existing iDEN push-to-talk capabilities, our ability to provide enhanced wireless services to our customers, to retain and attract customers, and to maintain and grow our customer revenues could be adversely affected.
Using a new and sophisticated technology on a very large scale entails risks. For example, deployment of new technology, including 4G LTE, may adversely affect the performance of existing services on our networks. Should implementation of our upgraded network be delayed or costs exceed expected amounts, our margins would be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our upgraded network be delayed due to technological constraints, performance of third-party suppliers, or other reasons, the cost of providing such services could become higher than expected, which could result in higher costs to customers, potentially resulting in decisions to purchase services from our competitors which would adversely affect our revenues, profitability and cash flow from operations.
The successful deployment and market acceptance of Network Vision is expected to result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, primarily associated with iDEN-related assets, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations. Our ability to transition customers from iDEN to CDMA is dependent, in part, upon the success of Sprint Direct Connect and determination that coverage associated with this technology meets our customers' satisfaction.
Failure to complete development, testing and deployment of new technology that supports new services, including 4G LTE, could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we currently use, including WiMAX, may place us at a competitive disadvantage.
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
Our wireless networks currently provide services utilizing CDMA and iDEN technologies. Wireless subscribers served by these two technologies represent a smaller portion of global wireless subscribers than the subscribers served by wireless networks that utilize Global System for Mobile Communications (GSM) technology.

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
We have expended significant resources and made substantial investments to deploy a 4G mobile broadband network through Clearwire using WiMAX technology. WiMAX may not perform as we expect, and, therefore, we may not be able to deliver the quality or types of services we expect. We announced that we currently intend to continue selling WiMAX devices through 2012 and that we expect to continue to support such devices for a period of time after 2012, as part of our Network Vision, as we transition to 4G LTE. The failure to successfully design, build and deploy a 4G LTE network could reduce our subscriber growth, increase our costs of providing services or increase our churn. Other competing technologies may have advantages over our current or planned technology and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than the cost and speed with which Clearwire provides 4G MVNO services to Sprint or with which we deploy our 4G LTE network, which may allow those operators to compete more effectively or may require us and Clearwire to deploy additional technologies.
We entered into agreements in 2008 with Clearwire to integrate our former 4G wireless broadband business with theirs. See “Risks Related to our Investment in Clearwire” below for additional risks related to our investment in Clearwire and the operation of its 4G network.
Current economic conditions, our recent financial performance and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements.
We expect to incur additional debt in the future for a variety of reasons, including Network Vision, device subsidies, working capital, future investments or acquisitions. The continued instability in the global financial markets has resulted in periodic volatility in the credit, currency, equity and fixed income markets. Volatility has limited, in some cases severely, companies' access to the credit markets, leading to higher borrowing costs for companies or, in some cases, the inability of these companies to fund their ongoing operations. Our ability to arrange additional financing will depend on, among other factors, our financial performance, debt ratings, general economic conditions and prevailing market conditions. Some of these factors are beyond our control, and we may not be able to arrange additional financing on terms acceptable to us, or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges, including implementation of Network Vision on our current timeline. Our debt ratings could be further downgraded for various reasons including if we incur significant additional indebtedness, or if we do not generate sufficient cash from our operations, which would likely increase our future borrowing costs and could affect our ability to access capital.
Our credit facility, which expires in October 2013, requires that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items ("EBITDA"), of no more than 4.5 to 1.0. The ratio will be reduced to 4.25 to 1.0 beginning in April 2012, and further reduced to 4.0 to 1.0 in January 2013. As of September 30, 2011, the ratio was 3.4 to 1.0. If we do not continue to satisfy this ratio, we will be in default under our credit facility, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. While we recently amended our credit facility to add certain equipment net subsidy costs to EBITDA, there can be no assurance that we will operate within the new covenant or that, if needed, we can obtain similar amendments in the future. Certain indentures governing our notes limit, among other things, our ability to incur additional debt, pay dividends, create liens and sell, transfer, lease or dispose of assets.
We also have an unsecured loan agreement with EDC, which has terms similar to those of our credit facility prior to the amendment. While we are expecting to amend the EDC loan to contain terms similar to our amended credit facility, we cannot provide assurance that it will be amended on terms favorable to us or at all. If we do not continue to satisfy the covenants in the EDC loan, we would be in default under this agreement, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated.

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

•	the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	seasonality or other variations in our subscriber base, including our rate of churn;

•	announcements by us or our competitors of acquisitions, new products, technologies, significant contracts, commercial relationships or capital commitments;

•	the performance of Clearwire and Clearwire's Class A common stock or speculation about the possibility of future actions we or other significant shareholders may take in connection with Clearwire;

•	disruption to our operations or those of other companies critical to our network operations;

•	announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced technologies, products and services on a timely basis, including our 4G networks;

•	recommendations by securities analysts or changes in estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales or hedging of, and other derivative transactions in our common stock;

•	any major change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.
Consolidation and competition in the wholesale market for wireline services, as well as consolidation of our roaming partners and access providers used for wireless services, could adversely affect our revenues and profitability.
Our Wireline segment competes with AT&T, Verizon, CenturyLink, Level 3 Communications Inc., other major local incumbent operating companies, and cable operators, as well as a host of smaller competitors, in the provision of wireline services. Some of these companies have high-capacity, IP-based fiber-optic networks capable of supporting large amounts of voice and data traffic. Some of these companies claim certain cost structure advantages that, among other factors, may allow them to offer services at a price below that which we can offer profitably. In addition, consolidation by these companies could lead to fewer companies controlling access to more cell sites, enabling them to control usage and rates, which could negatively affect our revenues and profitability.
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
If we are unable to improve our results of operations, we face the possibility of additional charges for impairments of long-lived assets. Further, our future operating results will be impacted by our share of Clearwire's net loss or net income, which will likely negatively affect our results of operations. The carrying value of our investment in Clearwire may be subject to impairment.
We review our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. If we continue to have operational challenges, including obtaining and retaining subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our long-lived assets, and we could record asset impairments that are material to our consolidated results of operation and financial condition. If we continue to have challenges retaining subscribers and as we continue to assess the deployment of Network Vision, management may conclude in future periods that certain CDMA and iDEN assets will never be either deployed or redeployed, in which case cash and non-cash charges that could be material to our consolidated financial statements would be recognized.
We account for our investment in Clearwire using the equity method of accounting and, as a result, we record our share of Clearwire's net income or net loss, which could adversely affect our consolidated results of operations. Clearwire reported that it will need substantial additional capital over the intermediate and long-term. Clearwire's ability, however, to raise sufficient additional capital in the long-term on acceptable terms, or at all, remains uncertain. In addition, Clearwire reported that if it fails to obtain additional capital, its business prospects, financial condition and results of operations will likely be materially and adversely affected, and it will be forced to consider all available alternatives. A decline in the value of Clearwire may require Sprint to evaluate the decline in relation to Sprint's carrying value of its investment in Clearwire. A conclusion by Sprint that a decline in the value of Clearwire is other than temporary could result in a material impairment in our consolidated financial statements.

If Motorola is unable or unwilling to provide us with equipment and devices in support of our iDEN-based services, as well as improvements, our operations will be adversely affected.
Although we recently launched Sprint Direct Connect, we continue to rely on the iDEN network for the Nextel brand and iDEN push-to-talk devices for the foreseeable future. Motorola is our sole source for all of the devices we offer under the Nextel brand, except BlackBerry devices. Although our handset supply agreement with Motorola is structured to provide competitively-priced devices, the cost of iDEN devices is generally higher than devices that do not incorporate a similar multi-function capability. This difference may make it more difficult or costly for us to offer devices at prices that are attractive to potential subscribers. In addition, the higher cost of iDEN devices requires us to absorb a larger part of the cost of offering devices to new and existing subscribers, which may reduce our growth and profitability. Also, we must rely on Motorola to develop devices capable of supporting the features and services we offer to subscribers of services on our iDEN network and to provide maintenance and support for our iDEN-based infrastructure. Further, our ability to complete the spectrum reconfiguration plan in connection with the FCC's Report and Order is dependent, in part, on Motorola.
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
Changes to the federal Lifeline Assistance Program could negatively impact the growth of the Assurance Wireless customer base and the profitability of the Assurance Wireless business overall.
Virgin Mobile USA, L.P., a wholly owned subsidiary of Sprint, offers service to low-income customers eligible for the federal Lifeline Assistance program under the brand Assurance Wireless Brought to You By Virgin Mobile (“Assurance Wireless”). Assurance Wireless provides a monthly discount to eligible customers in the form of a free block of minutes. This discount is subsidized by the Low-Cost Program of the federal Universal Service Fund ("USF") and administered by the Universal Service Administrative Company. Lifeline service is offered by both wireline and wireless companies, but more recent wireless entry, particularly by prepaid carriers with a focus on lower income consumers, has caused a rapid increase in the amount of USF support directed toward the Lifeline program. The growth in the Lifeline program has caused some regulators and legislators to question the structure of the current program and triggered an FCC rulemaking proceeding. Changes in the Lifeline program as a result of the ongoing FCC proceeding or other legislation could negatively impact growth in the Assurance Wireless customer base and/or the profitability of the Assurance Wireless business overall.

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
Major equipment failures, natural disasters, including severe weather, terrorist acts, cyber attacks or other breaches of network or information technology security that affect our wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations. In addition, a failure to protect the privacy of customer and employee confidential data against breaches of network or IT security could result in damage to our reputation.
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
Risks Related to our Investment in Clearwire
We are a major shareholder of Clearwire, a term we use to refer to the consolidated entity of Clearwire Corporation and its subsidiary Clearwire Communications LLC. Under this section, we have included certain important risk factors with respect to our investment in Clearwire. For more discussion of Clearwire and the risks affecting Clearwire, you should refer to Clearwire's annual report on Form 10-K for the year ended December 31, 2010 and its subsequent quarterly reports on Form 10-Q. The contents of Clearwire's SEC filings are expressly not incorporated by reference into this Form 10-Q.
Our investment in Clearwire exposes us to risks because we do not control the board, determine the strategies, manage operations or control management, including decisions relating to the operation of its 4G network, and the value of our investment in Clearwire or our financial performance may be adversely affected by decisions made by Clearwire or other large investors in Clearwire that are adverse to our interests.
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
Moreover, although as part of Network Vision we expect to launch our own 4G LTE network beginning in 2012, we currently rely on Clearwire to operate a viable 4G network. We integrated these 4G services from Clearwire with our products and services in a manner that preserved our time to market advantage. In addition, Clearwire has recently announced its intention to upgrade its 4G network to LTE. Clearwire's success could be affected by, among other things, its deployment of new technology, ability to offer a competitive cost structure and its ability to obtain additional financing in the amounts and at terms that enable it to continue to operate its 4G network. Clearwire's failure to operate its 4G network may negatively affect our ability to generate future revenues, cash flows or overall profitability from 4G services. See “Failure to complete development, testing and deployment of new technology that supports new services, including 4G LTE, could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we currently use, including WiMAX, may place us at a competitive disadvantage.”
If Clearwire fails to obtain additional capital, its business prospects, financial condition and results of operations will likely be materially and adversely affected, and it will be forced to consider all available alternatives. In addition, Clearwire has indicated that due to its current funding constraints, it may not be able to maintain or make improvements necessary to add capacity to its 4G network. If Clearwire is unable to add significant subscriber capacity, or maintain the quality and operations of its 4G network, we could experience subscriber dissatisfaction or loss, which would have a material adverse effect on our revenues, profitability and cash flow from operations.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	8/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(10) Material Contracts

10.1	Amendment No. 1 to the Credit Agreement, dated as of October 25, 2011, among Sprint Nextel Corporation, as Borrower, the lenders named therein, and JPMorgan Chase Bank, N. A., as Administrative Agent.	8-K	001-04721	10.1	10/26/2011

10.2	Incremental Amendment No. 1 to the Credit Agreement, dated as of October 25, 2011, among Sprint Nextel Corporation, as Borrower, the lenders named therein, and JPMorgan Chase Bank, N. A., as Administrative Agent.	8-K	001-04721	10.2	10/26/2011

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

(31) and (32) Officer Certifications
31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President, Controller and Principal Accounting Officer

Dated: November 3, 2011