Form 10-K
period 2011-12-31
SPRINT NEXTEL CORP
filed 2012-02-27
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2011 was $16,112,904,505
COMMON SHARES OUTSTANDING AT FEBRUARY 20, 2012:

VOTING COMMON STOCK
Series 1	2,997,386,429
Documents incorporated by reference
Portions of the registrant's definitive proxy statement filed under Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which definitive proxy statement is to be filed within 120 days after the end of registrant's fiscal year ended December 31, 2011, are incorporated by reference in Part III hereof.

SPRINT NEXTEL CORPORATION

SPRINT NEXTEL CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
PART I

Item 1.	Business
OVERVIEW
Sprint Nextel Corporation, incorporated in 1938 under the laws of Kansas, is mainly a holding company, with its operations primarily conducted by its subsidiaries. Our Series 1 voting common stock trades on the New York Stock Exchange (NYSE) under the symbol “S.” Sprint Nextel Corporation and its subsidiaries (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services, and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone.
We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless™ on networks that utilize third generation (3G) code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN), or Internet protocol (IP) technologies. We also offer fourth generation (4G) services utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together "Clearwire") and, in October 2011, we announced our intention to deploy Long Term Evolution (LTE) technology as part of our network modernization plan, Network Vision. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks.
Our Business Segments
We operate two reportable segments: Wireless and Wireline. For information regarding our segments, see “Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations” and also refer to the Notes to the Consolidated Financial Statements.
Wireless
We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. We support the open development of applications, content, and devices on our network platforms through products and services such as Google Voice™, which allows for functionality such as one phone number for all devices (home, wireless, office, etc), routing calls between devices, and in-call options to switch between devices during a call and Google Wallet™, which provides the ability to store loyalty, gift and credit cards, and to tap and pay while you shop using your wireless device. We have also launched multiple Sprint ID packs that download applications, widgets and other content related to a person's interest at the push of a button. In addition, we enable a variety of business and consumer third-party relationships, through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices including original equipment manufacturer (OEM) devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment and a variety of other consumer electronics and appliances.
We have reduced confusion over consumer pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature. We also offer price plans tailored to business subscribers such as Business AdvantageSM, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and which also includes our Any Mobile Anytime feature with certain plans.
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Boost Mobile serves subscribers who are voice and text messaging-centric with its popular Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves subscribers who are device and data-oriented with Beyond Talk™ plans and our broadband plan, Broadband2Go, that offer subscribers control, flexibility and connectivity through various communication vehicles. Assurance Wireless provides eligible subscribers, who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of local and long distance monthly service.
Services and Products
Data & Voice Services
Wireless data communications services include mobile productivity applications, such as Internet access, messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to view live television, listen to satellite radio, download and listen to music, and game play with full-color graphics and polyphonic and real-music sounds from a wireless handset.
Wireless voice communications services include basic local and long distance wireless voice services throughout the United States, as well as voicemail, call waiting, three-way calling, caller identification, directory assistance and call forwarding. We also provide voice and data services to areas in numerous countries outside of the United States through roaming arrangements. We offer customized design, development, implementation and support for wireless services provided to large companies and government agencies.
Products
Our services are provided using a wide variety of multi-functional devices including smartphones, mobile broadband devices such as aircards and hotspots, and embedded tablets and laptops manufactured by various suppliers for use with our voice and data services. We generally sell these devices at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. We sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.
Wireless Network Technologies
We deliver wireless services to subscribers primarily through our existing networks or as a reseller of 4G services through our MVNO wholesale relationship with Clearwire.
Our current Sprint platform, an all-digital wireless network with spectrum licenses that allow us to provide service in all 50 states, Puerto Rico and the U.S. Virgin Islands, uses a single frequency band and a digital spread-spectrum wireless technology, known as CDMA, that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. We provide nationwide service through a combination of operating our own digital network in both major and smaller U.S. metropolitan areas and rural connecting routes, affiliations under commercial arrangements with third-party affiliates (Affiliates) and roaming on other providers' networks.
In 2009, our Sprint platform subscribers in certain markets began to have access to Clearwire's 4G WiMAX network through an MVNO wholesale arrangement that enables us to resell Clearwire's 4G wireless services under the Sprint brand name. The services supported by 4G give subscribers with compatible devices high-speed access to the Internet.
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide subscribers with an enhanced network experience on our Sprint platform by improving voice quality, coverage, and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability through the utilization of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology (known as Sprint Direct Connect®) with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine products. Through the successful deployment of Network Vision, we expect to migrate to a single nationwide network allowing for the consolidation and optimization of our 800 megahertz (MHz), 1.9 gigahertz (GHz) as well as other spectrum owned by third-parties into multi-mode stations allowing us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which also allows for the deployment of LTE.
Our Nextel platform, which we plan to decommission during 2012 and 2013, is an all-digital packet data network based on iDEN wireless technology provided by Motorola Solutions, Inc. We are the only national wireless service provider in the United States that utilizes this technology. Generally, Nextel platform devices that we currently offer are not enabled to roam on wireless networks that do not utilize iDEN technology. As a result of our plan to decommission our Nextel platform, we will continue to target the retention of these customers through competitive offerings on the Sprint platform.
Sales, Marketing and Customer Care
We focus the marketing and sales of wireless services on targeted groups of retail subscribers: individual consumers, businesses and government.
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
We market our postpaid services under the Sprint® and Nextel® brands. We offer these services on a contract basis typically for one or two-year periods, with services billed on a monthly basis according to the applicable pricing plan. As we deploy Network Vision, our efforts will continue to focus on growing the Sprint platform postpaid subscriber base including the migration of existing Nextel platform subscribers to other offerings on our Sprint platform, which includes future offerings on our multi-mode network, such as Sprint Direct Connect. We market our prepaid services under the Boost Mobile®, Virgin Mobile®, and Assurance Wireless brands as a means to provide value-driven prepaid service plans to particular markets. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products and services using their brands.
Although we market our services using traditional print and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships, including the National Association for Stock Car Auto Racing (NASCAR®) and the National Basketball Association (NBA). The goal of these marketing initiatives is to increase brand awareness and sales.
Our customer management organization works to improve our customers' experience, with the goal of retaining subscribers of our wireless services. Customer service call centers, some of which are operated by us and some of which are operated by unrelated parties subject to Sprint standards of operation, receive and resolve inquiries from subscribers and proactively address subscriber needs.

Competition
We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless (Verizon) and T-Mobile. Our primary competitors offer voice, high-speed data, entertainment and location-based services and push-to-talk-type features that are designed to compete with our products and services. Other competitors offer or have announced plans to introduce similar services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and video. Our prepaid services compete with a number of carriers and resellers including Metro PCS Communications, Inc., Leap Wireless International, Inc. and TracFone Wireless, which offer competitively-priced calling plans that include unlimited local calling.

Additionally, AT&T, T-Mobile and Verizon also offer competitive prepaid services and wholesale services to resellers. Competition will increase to the extent that new firms enter the market as a result of the introduction of other technologies such as LTE, the availability of previously unavailable spectrum bands, such as the 700 MHz spectrum band and the potential introduction of new services using unlicensed spectrum. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer like services compete against our offerings.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market has matured, it has become increasingly important to retain existing subscribers in addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands. Wireless carriers are addressing the growth in non-traditional data needs by working with OEMs to develop connected devices such as after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment and a variety of other consumer electronics and appliances, which utilize wireless networks to increase consumer and business mobility. In addition, we and our competitors continue to offer more service plans that combine voice and data offerings, plans that allow users to add additional mobile devices to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related subscribers, or combinations of these features. Consumers respond to these plans by migrating to those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering devices at prices lower than their acquisition cost. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. As a result, we and our competitors recognize point-of-sale losses that are not expected to be recovered until future periods when services are provided. Our ability to effectively compete in the wireless business is dependent upon our ability to retain existing and attract new subscribers in an increasingly competitive marketplace. See Item 1A, “Risk Factors—If we are not able to retain and attract wireless subscribers, our financial performance will be impaired.”
Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment, and IP and other services to cable Multiple System Operators (MSOs). Cable MSOs resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers. We are one of the nation's largest providers of long distance services and operate all-digital global long distance and Tier 1 IP networks.
Services and Products
Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP) and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, the wireline network is carrying increasing amounts of voice and data traffic for our Wireless segment as a result of growing usage by our wireless subscribers.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to some of our cable MSOs have become large enough in scale that they have decided to in-source these services. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.

Competition
Our Wireline segment competes with AT&T, Verizon Communications, CenturyLink, Level 3 Communications, Inc., other major local incumbent operating companies, and cable operators as well as a host of smaller competitors in the provision of wireline services. Over the past few years, our long distance voice services have experienced an industry-wide trend of lower revenue from lower prices and increased competition from other wireline and wireless communications companies, as well as cable MSOs and Internet service providers.
Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers are competing in the residential and small business markets by offering bundled packages of both local and long distance services. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See Item 1A, “Risk Factors—Consolidation and competition in the wholesale market for wireline services, as well as consolidation of our roaming partners and access providers used for wireless services, could adversely affect our revenues and profitability” and “—The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contributes to increased competition.”
Legislative and Regulatory Developments
Overview
Communications services are subject to regulation at the federal level by the Federal Communications Commission (FCC) and in certain states by public utilities commissions (PUCs). The Communications Act of 1934 (Communications Act) preempts states from regulating the rates or entry of commercial mobile radio service (CMRS) providers, such as those in our Wireless segment, and imposes licensing and technical requirements, including provisions related to the acquisition, assignment or transfer of radio licenses. Depending upon state law, CMRS providers can be subject to state regulation of other terms and conditions of service. Our Wireline segment also is subject to federal and state regulation.
The following is a summary of the regulatory environment in which we operate and does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the way our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. See Item 1A, “Risk Factors—Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth or results of operations.” Regulation in the communications industry is subject to change, which could adversely affect us in the future. The following discussion describes some of the significant communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.
Regulation and Wireless Operations
The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by CMRS providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act and FCC rules also require the FCC's prior approval of the assignment or transfer of control of an FCC license, although the FCC's rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the 800 MHz band, 900 MHz band, 1.9 GHz personal communications services (PCS) band, and license renewals;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to customer information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest
We hold 1.9 GHz, 800 MHz, and 900 MHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. We also hold FCC licenses that are not yet placed in service but that we intend to use in accordance with FCC requirements.
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

800 MHz and 900 MHz License Conditions
Spectrum in our 800 MHz and 900 MHz bands originally was licensed in small groups of channels, therefore we hold thousands of these licenses, which together allow us to provide coverage across much of the continental United States. Our 800 MHz and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. To date, we have met all of the construction requirements applicable to these licenses, except in the case of licenses that are not material to our business. Our 800 MHz and 900 MHz licenses have ten-year terms, at the end of which each license is subject to renewal requirements that are similar to those for our 1.9 GHz licenses.
Spectrum Reconfiguration Obligations
In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band (the “Report and Order”). The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Also, in exchange, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band; however, we were required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC.
Our minimum cash obligation is approximately $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $1 billion as of December 31, 2011, as approved by the FCC.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress; however, we anticipate that continuing reconfiguration progress will be sufficient to support the 800 MHz portion of our Network

Vision rollout. We completed all our of 1.9 GHz incumbent relocation and reimbursement obligations in the second half of 2010.
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
911 Services
Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911 (E911) services in a two-tiered manner. Specifically, wireless carriers are required to transmit to a requesting public safety answering point (PSAP) both the 911 caller's telephone number and (a) the location of the cell site from which the call is being made, or (b) the location of the subscriber's handset using latitude and longitude, depending upon the capability of the PSAP. Implementation of E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and carrier. The FCC has imposed increased location accuracy requirements on CMRS providers and we believe we will be able to continue to comply with those obligations.
National Security
National security and disaster recovery issues continue to receive attention at the federal, state and local levels. For example, Congress is considering cyber security legislation to increase the security and resiliency of the Nation's digital infrastructure. We cannot predict the cost impact of such legislation. Moreover, the FCC has re-chartered the Communications Security, Reliability and Interoperability Council, which consists of communications companies, public safety agencies and non-profit consumer and community organizations to recommend to the FCC ways to ensure optimal security, reliability, and interoperability of communications systems. We are a member of the council. In addition, the FCC and the Federal Emergency Management Agency/Department of Homeland Security are likely to continue to focus on disaster preparedness and communications among first responders. We have voluntarily agreed to provide wireless emergency alerts over our Sprint platform. Although under the time line developed by the FCC, the provision of such alerts is to begin no later than April 2012, we launched the wireless emergency alerting system on our network in November 2011. Our subscribers with mobile phones equipped with the necessary software who live, work or visit New York City are able to receive wireless emergency alerts.
Tower Siting
Wireless systems must comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration. FCC rules subject certain cell site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic Preservation Offices. The FCC rules govern historic preservation review of projects, which can make it more difficult and expensive to deploy antenna facilities. The FCC has imposed a tower siting “shot clock” that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers. Any changes to environmental protection and tower construction rules, however, would likely serve to delay construction and deployment of wireless systems, including Network Vision. The FCC is assessing its antenna structure registration process in order to help address public notice requirements when plans are made for construction of, or modification to, antenna structures required to be registered with the FCC. To the extent governmental agencies impose additional requirements like this on the tower siting process, the time and cost to construct cell towers could be negatively impacted.
State and Local Regulation
While the Communications Act generally preempts state and local governments from regulating entry of, or the rates charged by, wireless carriers, certain state PUCs and local governments regulate customer billing, termination of service arrangements, advertising, certification of operation, use of handsets when driving, service quality, sales practices, management of customer call records and protected information and many other areas. Also, some state attorneys general have become more active in bringing lawsuits related to the sales practices and services of wireless carriers. Varying practices among the states may make it more difficult for us to implement national sales and marketing programs. States also may impose their own universal service support requirements on wireless and other communications carriers, similar to the contribution requirements that have been established by the FCC, and some states are requiring wireless carriers to help fund additional programs, including the implementation of E911 and the provision of intrastate relay services for consumers who are hearing impaired. We anticipate that these trends will continue to require us to devote legal and other resources to work with the states to respond to their concerns while attempting to minimize any new regulation and enforcement actions that could increase our costs of doing business.
Regulation and Wireline Operations
Competitive Local Service
The Telecommunications Act of 1996 (Telecom Act), which was the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers (ILECs) to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide wholesale services to cable television companies that wish to compete in the local voice telephony market. Our communications and back-office services enable the cable companies to provide competitive local and long distance telephone services primarily in a VoIP format to their end-user customers.
Voice over Internet Protocol
We offer VoIP-based services to business subscribers and transport VoIP-originated traffic for various cable companies. The FCC issued an order late last year reforming, among other things, its regulatory structure governing intercarrier compensation and again declined to classify VoIP services as either telecommunications services or information services. However, it prescribed the rates applicable to the exchange of traffic between a VoIP provider and a local exchange carrier providing service on the public switched telephone network (PSTN). The rate for toll VoIP-PSTN traffic will be the interstate access rate applicable to non-VoIP traffic regardless of whether the traffic is interstate or intrastate. The rate for non-toll VoIP-PSTN traffic will be the applicable reciprocal compensation rate. These rates will be reduced over the next several years as the industry transitions to bill-and-keep methodology for the exchange of all traffic. Providers of interconnected VoIP will continue to be required to contribute to the federal Universal Service Fund (USF), offer E911 emergency calling capabilities to their subscribers, and comply with the electronic surveillance obligations set forth in the Communications Assistance for Law Enforcement Act (CALEA). Because we provide VoIP services and transport VoIP-originated traffic, the FCC's rate prescription decision is expected to reduce our costs for such traffic over time as well as reduce disputes between carriers that often result in litigation.
International Regulation
The wireline services we provide outside the United States are subject to the regulatory jurisdiction of foreign governments and international bodies. In general, we are required to obtain licenses to provide wireline services and comply with certain government requirements.
Other Regulations
Network Neutrality
On December 22, 2010, the FCC adopted so-called net neutrality rules. The FCC rules for fixed broadband Internet access services consist of: (a) an obligation to provide transparency to consumers regarding network management practices, performance characteristics, and commercial terms of service; (b) a prohibition on blocking access to lawful content, applications, services and devices; and (c) a prohibition on unreasonable discrimination. The FCC acknowledged, however, that mobile broadband is in its early stages of development and is rapidly changing and accordingly adopted lesser obligations for mobile providers. Mobile providers must: (a) provide transparency to consumers in the same manner as fixed providers; and (b) not block access to lawful websites and applications that compete with the provider's own voice or video telephony services. Other rules applicable to fixed broadband, including no blocking of other applications, services or devices, and the prohibition on "unreasonable discrimination," do not apply to mobile providers. Because the net neutrality rules applicable to mobile broadband are relatively narrow and because we have deployed open mobile operating platforms on our devices, such as the Android platform created in conjunction with Google and the Open Handset Alliance, the rules should not adversely affect the operation of our broadband networks or significantly constrain our ability to manage the networks and protect our users from harm caused by other users and devices.
Truth in Billing and Consumer Protection
The FCC's Truth in Billing rules generally require both wireline and wireless telecommunications carriers, such as us, to provide full and fair disclosure of all charges on their bills, including brief, clear, and non-misleading plain language descriptions of the services provided. In response to a petition from the National Association of State Utility Consumer Advocates, the FCC found that state regulation of CMRS rates, including line items on consumer bills, is preempted by federal statute. This decision was overturned by the 11th Circuit Court of Appeals and the Supreme Court denied further appeal. As a consequence, states may attempt to impose various regulations on the billing practices of wireless carriers. In addition, the FCC has opened several proceedings to address issues of consumer protection, including the use of early termination fees, the FCC has opened an investigation into “bill shock” concerning overage charges for voice, data and text usage, and the FCC has proposed new rules to address cramming. Although the FCC has not imposed significant regulation in this area, the wireless industry has proactively addressed many of these consumer issues by adopting industry best practices such as the addition of free notifications for voice, data, messaging and international roaming to address the FCC's bill shock proceeding. If these FCC proceedings or individual state proceedings create changes in the Truth in Billing rules, our billing and customer service costs could increase.
Access Charge Reform
ILECs and competitive local exchange carriers (CLECs) impose access charges for the origination and termination of long distance calls upon wireless and long distance carriers, including our Wireless and Wireline segments. Also, interconnected local carriers, including our Wireless segment, pay to each other reciprocal compensation fees for terminating interconnected local calls. In addition, ILECs and CLECs charge other carriers special access charges for access to dedicated facilities that are paid by both our Wireless and Wireline segments. These fees and charges are a significant cost for our Wireless and Wireline segments. In November 2011, the FCC adopted comprehensive intercarrier compensation reforms, including a multi-year transition to a system of bill-and-keep for terminating switched access charges. These reforms are expected to decrease our terminating switched access expense over time.
In the November 2011 order, the FCC also adopted new rules requiring local exchange carriers (LECs) to lower their rates when they meet certain traffic pumping “triggers.” Traffic pumping occurs predominantly in rural exchanges that have very high access charges. Under traffic pumping arrangements, the LECs partner with other entities to offer “free” or almost free services (such as conference calling and chat lines) to end users; these services (and payments to the LECs' partners) are financed through the assessment of high access charges on the end user's long distance or wireless carrier. As a major wireless and wireline carrier, we have been assessed millions of dollars in access charges for “pumped” traffic. The FCC's new rules are expected to help limit our exposure to these traffic pumping costs.
The FCC's special access rate proceeding remains open. In the fall of 2011, a trade association asked the DC Court of Appeals to direct the FCC to complete its special access investigation within six months. The FCC opposed this request, noting that it had asked for additional information on special access rates, terms, and conditions in September 2011. We continue to advocate for special access reform but cannot predict when these proceedings will be completed or the outcome of these proceedings.
Universal Service Reform
Communications carriers contribute to and receive support from various USFs established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. The USF is funded from assessments on communications providers, including our Wireless and Wireline segments, based on FCC-prescribed contribution factors applicable to our interstate and international end-user revenues from telecommunications services and interconnected VoIP services. Similarly, many states have established their own USFs to which we contribute. The FCC is considering changing its USF contribution methodology, and may replace the interstate telecommunications revenue-based assessment with one based on either connections (telephone numbers or connections to the public network) or by expanding the revenue base to include data revenues. The latter approach in particular could impact the amount of our assessments. The FCC is expected to issue a notice of proposed rulemaking on USF reform in the near future, but final action on the contribution methodology is not expected in the first half of 2012. As permitted, we assess subscribers a fee to recover our USF contributions.
In November 2011, the FCC adopted rules reforming high-cost USF support and transitioning from existing mechanisms to new funds which are focused on broadband deployment. We are evaluating the relative costs and benefits of seeking support from the new “Mobility Fund” or “Connect America Fund” broadband USF programs.
In 2011, Sprint received approximately $31 million in high-cost USF support as an Eligible Telecommunications Carrier (ETC). Pursuant to the FCC order authorizing the initial Clearwire transaction, Sprint is required to phase out its high-cost USF support to zero by 2013, and that process is currently being implemented on a state-by-state basis.
Virgin Mobile is designated as a Lifeline-only ETC in 31 jurisdictions, providing service under our Assurance Wireless brand, and has ETC applications pending or planned in other jurisdictions as well. Virgin Mobile's Federal Lifeline USF receipts increased substantially in 2011 and we anticipate them to continue to increase in 2012. The growth in the Lifeline program has caused some regulators and legislators to question the structure of the current program and the FCC is continuing to review the growth of the program. Changes in the Lifeline program as a result of the ongoing FCC proceeding or other legislation or regulations could negatively impact growth in the Assurance Wireless™ and wholesale subscriber base and/or the profitability of the Assurance Wireless™ and wholesale business overall.
Electronic Surveillance Obligations
The CALEA requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we are in compliance with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and provide records concerning those communications. We are a defendant in four purported class action lawsuits that allege that we participated in a program of intelligence gathering activities for the federal government following the terrorist attacks of September 11, 2001 that violated federal and state law. Relief sought in these cases includes injunctive relief, statutory and punitive damages, and attorneys' fees. We believe these suits have no merit, and they were dismissed by the district court. The district court's decision was unanimously affirmed by a three judge panel of the Ninth Circuit. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information.
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
Patents, Trademarks and Licenses
We own numerous patents, patent applications, service marks, trademarks and other intellectual property in the United States and other countries, including “Sprint®,” “Nextel®,” “Direct Connect®,” and “Boost Mobile®.” Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others, like “Virgin Mobile.” In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to our business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms generally ranging from one to 19 years.
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
Access to Public Filings and Board Committee Charters
Important information is routinely posted on our website at www.sprint.com. Public access is provided to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: http://investors.sprint.com. These documents are available as soon as reasonably practicable after filing with the SEC and may also be found at the SEC's website at www.sec.gov. Information contained on or accessible through our website or the SEC's website is not part of this annual report on Form 10-K.
Public access is provided to our Code of Ethics, entitled the Sprint Nextel Code of Conduct (Code of Conduct), our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Compensation Committee, the Executive Committee, the Finance Committee, and the Nominating and Corporate Governance Committee. The Code of Conduct, corporate governance guidelines and committee charters may be accessed free of charge on our website at the following address: www.sprint.com/governance. Copies of any of these documents can be obtained free of charge by writing to: Sprint Nextel Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B424, Overland Park, Kansas 66251 or by email at shareholder.relations@sprint.com. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, a notice of such action will be posted on our website at the following address: www.sprint.com/governance. Only the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.
Employee Relations
As of December 31, 2011, we employed approximately 40,000 personnel.

Executive Officers of the Registrant
The following people are serving as our executive officers as of February 24, 2012. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

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
		2007	58

Joseph J. Euteneuer	Chief Financial Officer. He was appointed Chief Financial Officer in April 2011. Mr. Euteneuer served as Executive Vice President, Chief Financial Officer of Qwest, a wireline telecom company, from September 12, 2008 until April 2011. Previously, Mr. Euteneuer served as Executive Vice President and Chief Financial Officer of XM Satellite Radio Holdings Inc., a satellite radio provider, from 2002 until September 2008 after it merged with SIRIUS Satellite Radio, Inc. Prior to joining XM, Mr. Euteneuer held various management positions at Comcast Corporation and its subsidiary, Broadnet Europe.	2011	56

Keith O. Cowan
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
		2007	55

Robert L. Johnson	Chief Service and Information Technology Officer. He has served as Chief Service Officer since October 2007 and his role was expanded to Chief Service and Information Technology Officer in August 2011. He served as President - Northeast Region from September 2006 to October 2007. He served as Senior Vice President - Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President - National Field Operations of Nextel from February 2002 to July 2005.	2011	53

Paget L. Alves	Chief Sales Officer. He has served as Chief Sales Officer since January 2012. Prior to that, he served as President - Business Markets from February 2009 through January 2012. He served as President - Sales and Distribution from March 2008 through February 2009, and as Regional President from September 2006 through March 2008. He served as Senior Vice President, Enterprise Markets from January 2006 through September 2006. He served as our President, Strategic Market from November 2003 through January 2006.	2012	57

Name	Business Experience	Current Position Held Since	Age
William M. Malloy
Chief Marketing Officer. Mr. Malloy has served as Chief Marketing Officer since September 2011. Mr. Malloy has more than 30 years of experience in senior operating roles with marketing, media and wireless companies ranging from start-up ventures to large corporate entities. Prior to joining Sprint, he was a venture partner with Ignition Partners, a venture capital firm based in Seattle. He joined Ignition in 2002 and was a member of the firm's wireless communications team. In addition to working on early-stage investments, he represented the firm from 2004 through 2009 as chairman and CEO of Sparkplug Communications, a company created from within Ignition that later merged with Airband Communications. Prior to Ignition, he served as CEO of two Internet companies, Peapod and Worldstream Communications, and served in different capacities at various cellular providers.
		2011	58

Charles R. Wunsch	Senior Vice President, General Counsel and Corporate Secretary. He was appointed Senior Vice President, General Counsel and Corporate Secretary in October 2008. He served as our Vice President for corporate transactions and business law and has served in various legal positions at the Company since 1990. He was previously an associate and partner at the law firm Watson, Ess, Marshall, and Enggas.	2008	56

Steven L. Elfman
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
		2008	56

Matthew Carter	President -Wholesale and Emerging Solutions. He was appointed President - 4G in January 2010 and his role has changed to include Wholesale and Emerging Solutions. He served as Senior Vice President, Boost Mobile from April 2008 until January 2010 and as Senior Vice President, Base Management from December 2006 until April 2008. Prior to joining Sprint, he served as Senior Vice President of Marketing at PNC Financial Services.	2010	51

Ryan H. Siurek	Vice President - Controller. He was appointed Vice President, Controller in November 2009. He served as Vice President and Assistant Controller from January 2009 to November 2009. Prior to joining Sprint, he worked for LyondellBasell Industries, a chemical manufacturing company, from January 2004 through January 2009, where he held various executive level finance and accounting positions, including Controller - European Operations.	2009	40

Daniel L. Bowman	President - Integrated Solutions Group. He was appointed President - Integrated Solutions Group in September 2009. He served as President - iDEN from June 2008 to August 2009. He served in various executive positions including Product Development and Management, Sales, Marketing and General Management since 1997.	2009	46

Item 1A.	Risk Factors
In addition to the other information contained in this Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.
If we are not able to retain and attract wireless subscribers, our financial performance will be impaired.
We are in the business of selling communications services to subscribers, and our economic success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to retain and attract wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations, which could result in several outcomes, including controlling investments by third parties, takeover bids, liquidation of assets or insolvency. Beginning in 2008 through 2011, we experienced decreases in our total retail postpaid subscriber base of approximately 8.6 million subscribers (excluding the impact of our 2009 acquisitions), while our two largest competitors increased their subscribers during that period. In addition, our average postpaid churn rate was 1.86% and 1.95% for the years ended December 31, 2011 and 2010, respectively, while our two largest competitors had churn rates that were substantially lower. Although we have begun to see a reduction in our net loss of postpaid subscribers, if this trend does not continue our financial condition, results of operations and liquidity could be materially adversely affected.
Our ability to retain our existing subscribers and to compete successfully for new subscribers and reduce our rate of churn depends on:

•
our successful execution of marketing and sales strategies, including the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and our credit and collection policies;

•	Clearwire's ability to successfully obtain additional financing for the continued operation and build-out of its 4G networks;

•	our ability to access Clearwire's spectrum;

•
the successful deployment and completion of our network modernization plan, Network Vision, including a multi-mode network infrastructure, successful LTE implementation and deployment, and push-to-talk capabilities of comparable quality to our existing Nextel platform push-to-talk capabilities;

•
our ability to mitigate churn as we migrate Nextel platform push-to-talk subscribers to other offerings on our Sprint platform, which include future offerings on our multi-mode network, such as Sprint Direct Connect®;

•	actual or perceived quality and coverage of our networks, including Clearwire's 4G network;

•	public perception about our brands;

•	our ability to anticipate and develop new or enhanced technologies, products and services that are attractive to existing or potential subscribers;

•	our ability to access additional spectrum, including through spectrum hosting arrangements;

•
our ability to anticipate and respond to various competitive factors affecting the industry, including new technologies, products and services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors; and

•	our ability to maintain our current MVNOs and to enter into new arrangements with MVNOs.
Our recent success in attracting more postpaid subscribers and reducing postpaid churn may also not be sustainable. Our ability to retain subscribers may be negatively affected by industry trends related to subscriber contracts. For example, we and our competitors no longer require subscribers to renew their contracts when making changes to their pricing plans. These types of changes could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product and service mix.
Moreover, service providers frequently offer wireless equipment, such as devices, below acquisition cost as a method to retain and attract subscribers that enter into wireless service agreements for periods usually extending

12 to 24 months. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy and is generally recognized when title of the device passes to the dealer or end-user subscriber. The cost of multi-functional devices, such as smartphones, including the iPhone, has increased significantly in recent years as a result of enhanced capabilities and functionality. At the same time, wireless service providers continue to compete on the basis of price, including the price of devices offered to subscribers, which has resulted in increased equipment net subsidy. We have entered into a purchase commitment with Apple, Inc. that increases the average equipment net subsidy for postpaid devices resulting in a reduction to consolidated results from operations and reduced cash flow from operations associated with initiation of service for these devices until such time that retail service revenues associated with customers acquiring these devices exceeds such costs.
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
We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other's existing subscriber bases rather than from first-time purchasers of wireless services. Beginning in 2008 through 2011, we experienced decreases in our total retail postpaid subscriber base of approximately 8.6 million subscribers (excluding the impact of our 2009 acquisitions), while our two largest competitors increased their subscribers over the same period.
In addition, the higher market penetration also means that subscribers purchasing postpaid wireless services for the first time, on average, have lower credit scores than existing wireless subscribers, and the number of these subscribers we are willing to accept is dependent on our credit policies, which are less stringent than our investment grade competitors. To the extent we cannot compete effectively for new subscribers or if they are not creditworthy, our revenues and results of operations will be adversely affected.
Competition and technological changes in the market for wireless services could negatively affect our average revenue per subscriber, subscriber churn, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, future cash flows, growth and profitability.
We compete with a number of other wireless service providers in each of the markets in which we provide wireless services, and we expect competition may increase if additional spectrum is made available for commercial wireless services and as new technologies are developed and launched. As competition among wireless communications providers has increased, we have created certain unlimited pricing plans that may result in increased usage of data on our network. Competition in pricing and service and product offerings may also adversely impact subscriber retention and our ability to attract new subscribers, with adverse effects on our results of operations. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, future cash flows, growth and overall profitability, which, in turn, could impact our ability to meet our financial obligations.
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
Some competitors and new entrants may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per subscriber, subscriber churn, ability to attract new subscribers, and operating costs. For example, our prepaid services compete with several carriers, including Metro PCS and Leap Wireless, which offer competitively-priced prepaid calling plans that include unlimited long distance, texting and, in some cases, unlimited data (including 4G). In addition, we may lose subscribers of our higher priced plans to our prepaid offerings.
The success of our network modernization plan, Network Vision, will depend on the timing, extent and cost of implementation; the performance of third-parties and related parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
We must continually invest in our wireless network in order to continually improve our wireless service to meet the increasing demand for usage of our data and other non-voice services and remain competitive. Improvements in our service depend on many factors, including continued access to and deployment of adequate spectrum. We must maintain and expand our network capacity and coverage as well as the associated wireline network needed to transport voice and data between cell sites. If we are unable to obtain access to additional spectrum to increase capacity or to deploy the services subscribers desire on a timely basis or at acceptable costs while maintaining network quality levels, our ability to retain and attract subscribers could be materially adversely affected, which would negatively impact our operating margins.
We are implementing Network Vision, which is a multi-year infrastructure initiative intended to reduce operating costs and provide subscribers with an enhanced network experience by improving voice quality, coverage and data speeds, while enhancing network flexibility and improving environmental sustainability. The focus of the plan is on upgrading the existing Sprint platform and providing flexibility for new 4G technologies, including LTE. If Network Vision does not provide a competitive LTE network, an enhanced network experience, or is unable to provide Sprint platform push-to-talk capabilities of comparable quality to the push-to-talk capabilities of our existing Nextel platform or our competitors' similar services, our ability to provide enhanced wireless services to our subscribers, to retain and attract subscribers, and to maintain and grow our subscriber revenues could be adversely affected.
Using a new and sophisticated technology on a very large scale entails risks. For example, deployment of new technology, including LTE, may adversely affect the performance of existing services on our networks. Should implementation of our upgraded network be delayed or costs exceed expected amounts, our margins would be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our upgraded network be delayed due to technological constraints, performance of third-party suppliers, zoning and leasing restrictions or permit issues, or other reasons, the cost of providing such services could become higher than expected, which could result in higher costs to customers, potentially resulting in decisions to purchase services from our competitors which would adversely affect our revenues, profitability and cash flow from operations.
We plan to migrate existing Nextel platform subscribers to other offerings on our Sprint platform, including future offerings on our multi-mode network, such as Sprint Direct Connect®. The successful deployment and market acceptance of Network Vision is expected to result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations. Our ability to transition subscribers from the Nextel platform to offerings on the Sprint platform is dependent, in part, upon the success of Sprint Direct Connect® and subscriber satisfaction with this technology.
Failure to complete development, testing and deployment of new technology that supports new services, including LTE, could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we currently use, including WiMAX, may place us at a competitive disadvantage.
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
Our wireless networks currently provide services utilizing CDMA and iDEN technologies. Wireless subscribers served by these two technologies represent a smaller portion of global wireless subscribers than the subscribers served by wireless networks that utilize Global System for Mobile Communications (GSM) technology. As a result, our costs with respect to both CDMA and iDEN network equipment and devices may continue to be higher than the comparable costs incurred by our competitors who use GSM technology, which places us at a competitive disadvantage. See “The success of our network modernization plan, Network Vision, will depend on the timing, extent and cost of implementation; the performance of third-parties and related parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.”
We have expended significant resources and made substantial investments to deploy a 4G mobile broadband network through our equity method investment in Clearwire using WiMAX technology. As part of Network Vision, we announced that we currently intend to continue selling WiMAX devices through 2012 and that we expect to continue to support such devices for a period of time after that, as we transition to LTE. The failure to successfully design, build and deploy our LTE network, or a loss of or inability to access Clearwire's spectrum could increase subscriber losses, increase our costs of providing services or increase our churn. Other competing technologies may have advantages over our current or planned technology and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than the cost and speed with which Clearwire provides 4G MVNO services to us or with which we deploy our LTE network, which may allow those operators to compete more effectively or may require us and Clearwire to deploy additional technologies. See “Risks Related to our Investment in Clearwire” below for additional risks related to our investment in Clearwire and the operation of its 4G network.
Current economic and market conditions, our recent financial performance, our high debt levels, and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements.
We expect to incur additional debt in the future for a variety of reasons, such as Network Vision and working capital needs, including equipment net subsidies, future investments or acquisitions. Our ability to arrange additional financing will depend on, among other factors, current economic and market conditions, our financial performance, our high debt levels, and our debt ratings. Some of these factors are beyond our control, and we may not be able to arrange additional financing on terms acceptable to us or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges, including implementation of Network Vision on our current timeline.
The continued instability in the global financial markets has resulted in periodic volatility in the credit, equity and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.
We have incurred substantial amounts of indebtedness to finance operations and other general corporate purposes. We expect to incur additional amounts of indebtedness in the future, which may be substantial. At December 31, 2011, the carrying value of our total debt was approximately $20.3 billion. As a result, we are highly leveraged and will continue to be highly leveraged. Accordingly, our debt service requirements are significant in relation to our revenues and cash flow. This leverage exposes us to risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively, particularly with respect to competitors that are less leveraged.
The debt ratings for our notes are currently below the "investment grade" category, which results in higher borrowing costs than investment grade debt as well as reduced marketability of our debt. Our debt ratings could be further downgraded for various reasons, including if we incur significant additional indebtedness, or if we do not generate sufficient cash from our operations, which would likely increase our future borrowing costs and could adversely affect our ability to obtain additional capital.

Our credit facility, which expires in October 2013, requires that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items as defined by the credit facility (adjusted EBITDA), of no more than 4.5 to 1.0, as of any fiscal quarter ending on or before March 31, 2012. The ratio will be reduced to 4.25 to 1.0 after March 31, 2012, and further reduced to 4.0 to 1.0 after December 31, 2012. As of December 31, 2011, the ratio was 3.7 to 1.0. If we do not continue to satisfy this ratio, we will be in default under our credit facility, which would trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. While we recently amended our credit facility to redefine adjusted EBITDA by adding back certain net equipment costs, there can be no assurance that we will continue to comply with the covenant as modified or that, if needed, we can obtain amendments or waivers in the future. We also have an unsecured loan agreement with Export Development Canada (EDC), which has terms similar to those of our credit facility.
In addition to the covenants in our credit facility and the EDC loan, certain indentures, governing our notes limit, among other things, our ability to incur additional debt, pay dividends, create liens and sell, transfer, lease or dispose of assets. Such restrictions could adversely affect our ability to access the capital markets or engage in certain transactions.
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
Market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our shareholders to losses and us to takeover bids or lead to action by the NYSE. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•
quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts expectations or prior company estimates, including announcements of subscriber counts, rates of churn, and operating margins that would result in downward pressure on our stock price;

•	the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	seasonality or other variations in our subscriber base, including our rate of churn;

•	announcements by us or our competitors of acquisitions, new products, technologies, significant contracts, commercial relationships or capital commitments;

•	the performance of Clearwire and Clearwire's Class A common stock or speculation about the possibility of future actions we or other significant shareholders may take in connection with Clearwire;

•	disruption to our operations or those of other companies critical to our network operations;

•	market speculation or announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis, including implementation of Network Vision and our networks;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales or hedging of, and other derivative transactions, in our common stock;

•	any significant change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.

Consolidation and competition in the wholesale market for wireline services, as well as consolidation of our roaming partners and access providers used for wireless services, could adversely affect our revenues and profitability.
Our Wireline segment competes with AT&T, Verizon Communications, CenturyLink, Level 3 Communications Inc., other major local incumbent operating companies, and cable operators, as well as a host of smaller competitors. Some of these companies have high-capacity, IP-based fiber-optic networks capable of supporting large amounts of voice and data traffic. Some of these companies claim certain cost structure advantages that, among other factors, may allow them to offer services at lower prices than we can. In addition, consolidation by these companies could lead to fewer companies controlling access to more cell sites, enabling them to control usage and rates, which could negatively affect our revenues and profitability.
We provide wholesale services under long-term contracts to cable television operators which enable these operators to provide consumer and business digital telephone services. These contracts may not be renewed as they expire. Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. AT&T and Verizon Communications continue to be our two largest competitors in the domestic long distance communications market. We and other long distance carriers depend heavily on local access facilities obtained from ILECs to serve our long distance subscribers, and payments to ILECs for these facilities are a significant cost of service for our Wireline segment. The long distance operations of AT&T and Verizon Communications have cost and operational advantages with respect to these access facilities because those carriers serve significant geographic areas, including many large urban areas, as the ILEC.
In addition, our Wireless segment could be adversely affected by changes in rates and access fees that result from consolidation of our roaming partners and access providers, which could negatively affect our revenues and profitability.
The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contributes to increased competition.
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
We expect competition to intensify as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.
If we are unable to improve our results of operations, we face the possibility of additional charges for impairments of long-lived assets. Further, our future operating results will be impacted by our share of Clearwire's net loss, which will likely negatively affect our results of operations. The carrying value of our investment in Clearwire may be subject to further impairment.
We review our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. If we continue to have operational challenges, including obtaining and retaining subscribers, our future cash flows may not be sufficient to recover the carrying value of our long-lived assets, and we could record asset impairments that are material to our consolidated results of operations and financial condition. If we continue to have challenges retaining subscribers and as we assess the deployment of Network Vision, management may conclude, in future periods, that certain equipment assets will never be either deployed or redeployed, in which case additional cash and/or non-cash charges that could be material to our consolidated financial statements would be recognized.
We account for our investment in Clearwire using the equity method of accounting and, as a result, we record our share of Clearwire's net income or net loss, which could adversely affect our consolidated results of operations. Clearwire reported that it will need substantial additional capital over the intermediate and long-term. Clearwire's ability, however, to raise sufficient additional capital on acceptable terms, or at all, remains uncertain. In addition, Clearwire reported that if it fails to obtain additional capital, its business prospects, financial condition and results of operations will likely be materially and adversely affected, and it will be forced to consider all available alternatives. Additional declines in the value of Clearwire may require us to evaluate the decline in relation to the carrying value of our investment in Clearwire. A conclusion by us that additional declines in the value of Clearwire are other than temporary could result in an additional impairment, which could be material.
We have entered into agreements with unrelated parties for certain business operations. Any difficulties experienced in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.
We have entered into agreements with unrelated parties for the day-to-day execution of services, provisioning and maintenance for our wireless and wireline networks, for the implementation of Network Vision, and for the development and maintenance of certain software systems necessary for the operation of our business. We also have agreements with unrelated parties to provide customer service and related support to our wireless subscribers and outsourced aspects of our wireline network and back office functions to unrelated parties. In addition, we have sublease agreements with unrelated parties for space on communications towers. As a result, we must rely on unrelated parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. If these unrelated parties were unable to perform to our requirements, we would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers.
The products and services utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.
Some of our products and services use intellectual property that we own. We also purchase products from suppliers, including device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks, which could have an adverse effect on our results of operations.
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
Degradation in network performance caused by compliance with government regulation, such as "net neutrality," loss of spectrum or additional rules associated with the use of spectrum in any market could result in an inability to attract new subscribers or higher subscriber churn in that market, which could adversely affect our revenues and results of operations. In addition, additional costs or fees imposed by governmental regulation could adversely affect our revenues, future growth and results of operations.
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
Changes to the federal Lifeline Assistance Program could negatively impact the growth of the Assurance Wireless™ and wholesale subscriber base and the profitability of the Assurance Wireless™ and wholesale business overall.
Virgin Mobile USA, L.P., our wholly owned subsidiary, offers service to low-income subscribers eligible for the federal Lifeline Assistance program under the brand Assurance Wireless Brought to You By Virgin Mobile, which we refer to as Assurance Wireless. Assurance Wireless™ provides a monthly discount to eligible subscribers in the form of a free block of minutes. Moreover, some of our wholesale customers also offer service to subscribers eligible for the federal Lifeline Assistance program. This discount is subsidized by the Low-Cost Program of the federal USF and administered by the Universal Service Administrative Company. Lifeline service is offered by both wireline and wireless companies, but more recent wireless entry, particularly by prepaid carriers with a focus on lower income consumers, has caused a rapid increase in the amount of USF support directed toward the Lifeline program. The FCC recently adopted reforms to the Low Income program to increase program effectiveness and efficiencies. More stringent eligibility and certification requirements will make it more difficult for all Lifeline service providers to sign up and retain Lifeline subscribers. The growth in the Lifeline program has caused some regulators and legislators to question the structure of the current program and the FCC is continuing to review the growth of the program. Changes in the Lifeline program as a result of the ongoing FCC proceeding or other legislation could negatively impact growth in the Assurance Wireless™ and wholesale subscriber base and/or the profitability of the Assurance Wireless™ and wholesale business overall.
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
Our reputation and business may be harmed and we may be subject to legal claims if there is loss, disclosure or misappropriation of or access to our subscribers' or our own information or other breaches of our information security.

We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider. As a result, our subscribers' information may be lost, disclosed, accessed or taken without the subscribers' consent.

In addition, we, and third-party service providers process and maintain our proprietary business information and data related to our business-to-business customers or suppliers. Our information technology and other systems that maintain and transmit this information, or those of service providers, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider, or impacted by advertent or inadvertent actions or inactions by our employees or those of a third-party service provider. As a result, our business information, or subscriber or supplier data may be lost, disclosed, accessed or taken without consent.

Any loss, disclosure or misappropriation of, or access to, subscribers' information or other breach of our information security can result in legal claims or proceedings, including regulatory investigations and actions, may have an adverse impact on our reputation and may adversely affect our business, operating results and financial condition.
Our business could be negatively impacted by threats and other disruptions.
Major equipment failures, natural disasters, including severe weather, terrorist acts or other breaches of network or information technology security that affect our wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations.
These events could disrupt our operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition.
Concerns about health risks associated with wireless equipment may reduce the demand for our services.
Portable communications devices have been alleged to have adverse health affects, due to radio frequency emissions from these devices. The actual or perceived risk of using mobile communications devices could adversely affect us through a reduction in subscribers, reduced network usage per subscriber or reduced financing available to the mobile communications industry. Although the FDA and FCC have both noted that the weight of the scientific evidence does not link cell phone use to cancer or any health problems, further research and studies are ongoing; we have no reason to expect those studies to reach a different conclusion, but we cannot guarantee that additional studies will not demonstrate a link between radio frequency emissions and health concerns.
Risks Related to our Investment in Clearwire
We are a major shareholder of Clearwire, a term we use to refer to the consolidated entity of Clearwire Corporation and its subsidiary Clearwire Communications LLC. Under this section, we have included certain important risk factors with respect to our investment in Clearwire. For more discussion of Clearwire and the risks affecting Clearwire, you should refer to Clearwire's annual report on Form 10-K for the year ended December 31, 2011. The contents of Clearwire's SEC filings are expressly not incorporated by reference into this Form 10-K.
Our investment in Clearwire exposes us to risks because we do not control the board, determine the strategies, manage operations or control management, including decisions relating to the operation and build-out of its 4G networks, and the value of our investment in Clearwire or our financial performance may be adversely affected by decisions made by Clearwire or other large investors in Clearwire that are adverse to our interests.
We do not control Clearwire's board, nor do we manage the operations of Clearwire or control management. Clearwire has a group of investors that are represented on Clearwire's board of directors. These investors may have interests that diverge from ours or Clearwire's. Differences in views among the large investors could result in delayed decisions by Clearwire's board of directors or failure to agree on major issues. Any such delay or failure to agree with respect to the operation of Clearwire could have a material adverse effect on the value of our investment in Clearwire or, because some of our subscribers use Clearwire's 4G network, our business, financial condition, results of operations or cash flows.
In addition, the corporate opportunity provisions in Clearwire's certificate of incorporation provide that unless a director is an employee of Clearwire, the person does not have a duty to present to Clearwire a corporate opportunity of which the director becomes aware, except where the corporate opportunity is expressly offered to the director in his or her capacity as a director of Clearwire. This could enable certain Clearwire shareholders to benefit from opportunities that may otherwise be available to Clearwire, which could adversely affect Clearwire's business and our investment in Clearwire.
Clearwire's certificate of incorporation also expressly provides that certain shareholders and their affiliates may, and have no duty not to, engage in any businesses that are similar to or competitive with those of Clearwire, do business with Clearwire's competitors, subscribers and suppliers, and employ Clearwire's employees or officers. These shareholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Any such actions could have a material adverse effect on Clearwire's business, financial condition, results of operations or prospects and the value of our investment in Clearwire.
Moreover, although as part of Network Vision we expect to launch our own LTE network beginning in 2012, we currently rely on Clearwire to operate its WiMAX 4G network. In addition, Clearwire has recently announced its intention to build a 4G LTE network. Clearwire's success could be affected by, among other things, its deployment of new technology, ability to offer a competitive cost structure and its ability to obtain additional financing in the amounts and on terms that enable it to continue to operate its 4G network. Clearwire's failure to operate or upgrade its 4G network may negatively affect our ability to generate future revenues, cash flows or overall profitability from 4G services. See “Failure to complete development, testing and deployment of new technology that supports new services, including LTE, could affect our ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology we currently use, including WiMAX, may place us at a competitive disadvantage.”
If Clearwire fails to obtain additional capital on commercially reasonable terms, or at all, its business prospects, financial condition and results of operations will likely be materially and adversely affected, and it has stated that it will be forced to consider all available alternatives. In addition, Clearwire has indicated that due to its current funding constraints, it may not be able to maintain or make improvements necessary to add capacity to its 4G network. If Clearwire is unable to add significant subscriber capacity, or maintain the quality and operations of its 4G network, we could experience subscriber dissatisfaction or loss, which would have a material adverse effect on our revenues, profitability and cash flow from operations.
We may be unable to sell some or all of our investment in Clearwire quickly or at all.
Clearwire's publicly traded Class A common stock is volatile. In addition, the daily trading volume of Clearwire's Class A common stock is lower than the number of shares of Class A common stock we would hold if we exchanged all of our Clearwire Class B common stock and interests. If we should decide to sell some or all of our equity securities of Clearwire, there may not be purchasers available for any or all of our Clearwire stock, or we may be forced to sell at a price that is below the then current trading price or over a significant period of time. We are also subject to certain restrictions with respect to the sale of our equity securities of Clearwire.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Overland Park, Kansas and consists of about 3,853,000 square feet. Our gross property, plant and equipment at December 31, 2011 totaled $46.7 billion, as follows:

2011
(in billions)
Wireless	$39.7
Wireline	4.5
Corporate and other	2.5
Total	$46.7
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

Item 3.	Legal Proceedings
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is brought on behalf of alleged purchasers of company stock from October 26, 2006 to February 27, 2008. Our motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery has begun. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth suit, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth suit, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Various other suits, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various state matters such as sales, use or property taxes, were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. We are involved in certain legal proceedings that are described in the Notes to the Consolidated Financial Statements included in this Form 10-K. During the quarter ended December 31, 2011, there were no material developments in the status of any of these legal proceedings.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Share Data
The principal trading market for our Series 1 common stock is the NYSE. We currently have no Series 2 common stock or non-voting common stock outstanding. The high and low Sprint Series 1 common stock prices, as reported on the NYSE composite, are as follows:

	2011 Market Price			2010 Market Price
	High	Low	End of Period	High	Low	End of Period
Series 1 common stock
First quarter	$5.26	$4.12	$4.64	$4.23	$3.10	$3.80
Second quarter	6.45	4.54	5.39	5.31	3.81	4.24
Third quarter	5.75	2.95	3.04	5.08	3.82	4.63
Fourth quarter	3.39	2.10	2.34	4.88	3.70	4.23
Number of Shareholders of Record
As of February 20, 2012, we had about 46,000 Series 1 common stock record holders.
Dividends
We did not declare any dividends on our common shares in 2010 or 2011. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources.”
Issuer Purchases of Equity Securities
None.
Performance Graph
The graph below compares the yearly change in the cumulative total shareholder return for our Series 1 common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five-year period from December 31, 2006 to December 31, 2011. The graph assumes an initial investment of $100 on December 31, 2006 and reinvestment of all dividends.
5-Year Total Return
Value of $100 Invested on December 31, 2006

	2006	2007	2008	2009	2010	2011
Sprint Nextel	$100.00	$69.82	$9.73	$19.46	$22.49	$12.44
S&P 500	$100.00	$105.49	$66.46	$84.05	$96.71	$98.76
Dow Jones U.S. Telecom Index	$100.00	$110.04	$73.80	$81.07	$95.46	$99.24

Item 6.	Selected Financial Data
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the acquisitions of Virgin Mobile USA, Inc. (Virgin Mobile) in 2009 and Affiliates in 2007 and 2009, as well as the November 2008 contribution of our next generation wireless network to Clearwire. The acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements. The primary reason for the increase in net operating revenues for 2011 as compared to the prior year was an increase in postpaid average revenue per subscriber and total retail wireless subscribers net additions of 2.4 million. The 2010 increase in net operating revenues as compared to the prior year was primarily related to the total retail wireless subscribers net additions of 783,000 and the additional subscribers obtained in our 2009 acquisitions. We lost approximately 1.0 million retail wireless subscribers in 2009 and 5.1 million in 2008, which caused the majority of the reduction in net operating revenues in those periods.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$33,679	$32,563	$32,260	$35,635	$40,146
Goodwill impairment	—	—	—	963	29,649
Depreciation and amortization	4,858	6,248	7,416	8,407	8,933
Operating income (loss)(1)	108	(595)	(1,398)	(2,642)	(28,740)
Net loss(1)(2)	(2,890)	(3,465)	(2,436)	(2,796)	(29,444)
Loss per Share and Dividends
Basic and diluted loss per common share(1)(2)	$(0.96)	$(1.16)	$(0.84)	$(0.98)	$(10.24)
Dividends per common share(3)	—	—	—	—	0.10
Financial Position
Total assets	$49,383	$51,654	$55,424	$58,550	$64,295
Property, plant and equipment, net	14,009	15,214	18,280	22,373	26,636
Intangible assets, net	22,428	22,704	23,462	22,886	28,139
Total debt, capital lease and financing obligations (including equity unit notes)	20,274	20,191	21,061	21,610	22,130
Shareholders' equity	11,427	14,546	18,095	19,915	22,445
Cash Flow Data
Net cash provided by operating activities	$3,691	$4,815	$4,891	$6,179	$9,245
Capital expenditures	3,130	1,935	1,603	3,882	6,322
_______________

(1)
In 2011, operating income improved $703 million primarily due to the increase in net operating revenues of $1.1 billion, as well as decreases in depreciation and amortization associated with a reduction in the replacement rate of assets in 2009 through 2011, and definite lived intangible assets becoming fully amortized, offset by increases in operating expenses of $413 million as a result of increases in wireless cost of services associated with 4G MVNO roaming due to higher data usage and increased wireless cost of products primarily related to higher cost of postpaid and prepaid devices. In 2010, operating loss improved $803 million primarily due to the increase in net operating revenues of $303 million in addition to decreases in operating expenses of $500 million as a result of our cost cutting initiatives in prior periods. In 2009, we recognized net charges of $389 million ($248 million after tax) primarily related to severance and exit costs and asset impairments other than goodwill. In 2008, we recognized net charges of $936 million ($586 million after tax) primarily related to asset impairments other than goodwill, severance and exit costs, and merger and integration costs. In 2007, we recognized net charges of $956 million ($590 million after tax) primarily related to merger and integration costs, asset impairments other than goodwill, and severance and exit costs.

(2)
During 2011 and 2010, the Company did not recognize significant tax benefits associated with federal and state net operating losses generated during the periods due to its history of consecutive annual losses. As a result, the Company recognized an increase in the valuation allowance on deferred tax assets affecting the income tax provision by approximately $1.2 billion, $1.4 billion, and $281 million for the years ended December 31, 2011, 2010 and 2009, respectively.

(3)	We did not declare any dividends on our common shares in 2011, 2010, 2009, and 2008. In each quarter of 2007, the dividend was $0.025 per share.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Business Strategies and Key Priorities
Sprint is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. The communications industry has been and will continue to be highly competitive on the basis of the quality of service, the types of services and devices offered, and price. As discussed below in “Effects on our Wireless Business of Postpaid Subscriber Losses,” the Company has experienced significant losses of subscribers in the critical postpaid wireless market since the third quarter 2006, but, as a result of steps taken to retain and attract such subscribers, has reduced annual postpaid net subscriber losses beginning in 2009.
Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around achieving the following three key priorities:

•	Improve the customer experience;

•	Strengthen our brands; and

•	Generate operating cash flow.
We have reduced confusion over pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile Anytime feature. We also offer price plans tailored to business subscribers such as Business Advantage, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile Anytime feature with certain plans. To simplify and improve the customer experience, we continue to offer Ready Now, which trains our customers before they leave the store on how to use their mobile devices. For our business customers, we aim to increase their productivity by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to retain and acquire both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution, and calls per subscriber.
Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. Our multi-functional device portfolio includes many cutting edge devices from various original equipment manufacturers (OEMs). Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices. Our networks can also be accessed through our portfolio of embedded tablets and laptop devices.
We support the open development of applications, content and devices on our network platforms through products and services such as Google Voice™ as well as Google Wallet™, which is an application using near field communication technology to enable smartphones to make purchases at select merchants. We have also launched multiple Sprint ID packs that download applications, widgets and other content related to a person's interests at the push of a button. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. The machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices including OEM devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
Our prepaid portfolio includes multiple brands, each designed to appeal to specific customer segments. Boost Mobile serves subscribers who are voice and text messaging-centric with its popular Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves subscribers who are device and data-oriented with Beyond Talk™ plans and our broadband plan, Broadband2Go, that offer consumers control, flexibility, and connectivity through various communication vehicles. Assurance Wireless provides eligible subscribers, who meet income requirements or are receiving government assistance, with a free wireless phone and

250 free minutes of national, local, and long-distance monthly service.
We have focused our wholesale business to enable our diverse network of customers to successfully grow their business by providing them with an array of network, product, and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their business.
In addition to our brand and customer-oriented goals, we continue to focus on generating increased operating cash flow through competitive rate plans for postpaid and prepaid subscribers, multi-branded strategies, and effectively managing our cost structure to align with reduced revenues from fewer postpaid subscribers. Certain of our strategic decisions, such as Network Vision and the introduction of the iPhone®, which on average carries a higher equipment net subsidy, will result in a reduction in cash flows from operations in the near term. However, we believe these actions will generate long-term benefits, including growth in valuable postpaid subscribers, a reduction in variable cost of service per unit and long-term accretion to cash flows from operations. See “Liquidity and Capital Resources” for more information.
Network Vision
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide subscribers with an enhanced network experience by improving voice quality, coverage, and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability through the utilization of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine products. Through the successful deployment of Network Vision, we expect to migrate to a single nationwide network allowing for the consolidation and optimization of our 800 megahertz (MHz) and 1.9 gigahertz (GHz) spectrum, as well as other spectrum owned by third-parties, into multi-mode stations allowing us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which also allows for the deployment of LTE.
The first stages of equipment testing began in the first quarter of 2011, and we have achieved our initial technical milestones. Deployment has begun on approximately 38,000 cell sites, and we powered on our first multi-mode base station on December 6, 2011. We expect to commercially launch this new technology in certain markets by mid-year 2012. On October 2, 2011, we launched Sprint Direct Connect®, which is the next generation of push-to-talk technology. Further deployments of Network Vision technology, including enhancements of Sprint Direct Connect®, are expected to continue through early 2014. We expect the plan to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and the eventual reduction in total cell sites.
The successful deployment related to these changes in technology will result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, both Nextel and Sprint platform related, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which we expect will have a material impact on our results of operations. We recorded a charge of $78 million related to network equipment, which has not been placed into service and that is no longer necessary for management's strategic plans. In the first quarter of 2012, we formalized our plans to decommission roughly one-third of our total Nextel platform, or 9,600 towers, by the end of 2012. We also expect to be completed with our transition of customers from the Nextel platform to our Sprint platform by the end of 2013, which should allow us to decommission the remainder of our Nextel platform sites. As a result, in the first quarter 2012, we revised our estimates of the expected useful lives of certain Nextel platform assets and asset retirement obligations through the end of 2013. Accordingly, approximately $2 billion of the remaining $3.6 billion net book value of Nextel platform assets is expected to be accelerated through depreciation expense, of which a disproportionate amount is expected to be recognized during 2012. The exact timing of the acceleration is dependent upon when the assets are expected to be phased out of service. These estimates are derived from our internal decommissioning plan, which is still evolving. We estimate the incremental effect of accelerated depreciation related to Nextel platform assets in our 2012 results to be in the range of approximately $1.2 billion to $1.5 billion.

In addition, we are experiencing increased data usage by subscribers, which has required additional capital expenditures of data capacity equipment on our current Sprint platform. As we deploy Network Vision, we intend to maximize the use of previously deployed data capacity equipment when possible; however, based on our capacity needs during the implementation period of Network Vision, we expect additional data capacity expenditures that will not be compatible with the deployment of Network Vision's multi-mode technology. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date in which Network Vision equipment is deployed and in-service.
Spectrum Hosting
Our Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including our 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, we entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, we agreed to deploy and operate an LTE network capable of utilizing the 1.6 GHz spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as “spectrum hosting.” The arrangement contains contingencies related to possible interference issues with LightSquared's spectrum, including the right of Sprint to terminate the arrangement if certain conditions are not met by LightSquared. As of December 31, 2011, the Company had received $310 million of advanced payments from LightSquared for future services to be performed under the spectrum hosting agreement.
Beginning in December 2011, through a series of amendments, the arrangement was modified to, among other things, extend the date in which Sprint has the right to terminate the arrangement and suspend Sprint's obligation to incur any further cost or expense related to performance under the original agreement. Under the amended arrangement, Sprint, for any reason, including but not limited to FCC action or inaction, or no reason at all, may terminate the agreement after March 15, 2012 and before April 30, 2012. If LightSquared secures lender's consent for modifications to the agreement, Sprint's right to terminate will be deferred until June 25, 2012 and will continue through December 31, 2012. In addition, the parties definitively agreed that approximately $236 million of the total $310 million of advanced payments made by LightSquared represent payment for incremental costs or obligations incurred by Sprint under the original agreement in support of LightSquared. The parties agreed that this amount is irrevocably and unconditionally paid and will not be subject to dispute or claim by LightSquared. Accordingly, Sprint will refund up to approximately $74 million of Lightsquared's initial prepayments, of which $65 million will be paid on the earlier of LightSquared's lender's consent or March 15, 2012, and the remaining $9 million will remain subject to the termination and unwind provisions of the original agreement and will be returned to LightSquared upon termination, less any additional incremental cost or obligations incurred by Sprint in support of LightSquared. In the event the arrangement is terminated for LightSquared's material breach, non-payment or insolvency, Sprint maintains a second lien on certain of LightSquared's assets, including spectrum assets.
The $236 million, which has been recorded as a current liability, will be recognized as other operating income, net of the associated costs, in the event of termination assuming all other uncertainties have been resolved. Alternatively, should Sprint and LightSquared agree to proceed with the hosting arrangement, the $236 million will be recognized as revenue as the hosting services are performed.
Effects on our Wireless Business of Postpaid Subscriber Losses
The following table shows annual net additions/(losses) of postpaid subscribers by platform for the past five years, excluding subscribers obtained through business combinations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	( in thousands)
Sprint platform net additions/(losses)	1,283	734	(1,191)	(437)	3,131
Nextel platform net losses	(1,381)	(1,589)	(2,355)	(3,636)	(4,355)
Total net losses of postpaid subscribers	(98)	(855)	(3,546)	(4,073)	(1,224)
As shown by the table below under “Results of Operations,” Wireless segment earnings represented approximately 84% of our total consolidated segment earnings in 2011. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU).
To address and reduce net postpaid subscriber losses, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience, including the speed and dependability of our networks. We have also introduced new devices, including the iPhone in the fourth quarter of 2011, improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive rate plans providing simplicity and value.
The Company has significantly improved net postpaid subscriber results subsequent to the first quarter 2009 as a result of actions taken to improve customer service, device selection and value-oriented service offerings. In conjunction with Network Vision, the Company continues to focus on the growth of the Sprint platform while simultaneously targeting retention of Nextel platform customers through competitive offerings on the Sprint platform, which includes Sprint Direct Connect. As a result of our plans, we expect that customer churn on the Nextel platform, both postpaid and prepaid, will increase as we progress toward the decommissioning of the Nextel platform as well as increased competition for these subscribers. Although the Company continues to experience net losses of Nextel platform postpaid subscribers, these subscribers generally have a lower ARPU and have been partially offset by net additions of Sprint platform postpaid subscribers which, on average, carry a higher ARPU.
For the year ended December 31, 2011, net postpaid subscriber losses of 98,000 represent an improvement of 757,000, or 89% compared to the same period one year ago and net prepaid subscriber additions of 2.5 million represent an improvement of 874,000, or 53% compared to the same period one year ago. Wireless retail service revenue has begun to grow primarily due to the increased service revenue associated with our prepaid wireless offerings and increased postpaid ARPU due primarily to the $10 premium data add-on charge associated with smartphones. If our trend of improved postpaid subscriber results does not continue, it could have a material negative impact on our financial condition, results of operations, and liquidity in 2012 and beyond. The Company believes the actions that have been taken, as described above, and that continue to be taken in marketing, customer service, device offerings, and network quality, should continue to improve net postpaid subscriber results.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Wireless segment earnings	$4,267	$4,531	$5,198
Wireline segment earnings	800	1,090	1,221
Corporate, other and eliminations	5	12	(12)
Consolidated segment earnings	5,072	5,633	6,407
Depreciation and amortization	(4,858)	(6,248)	(7,416)
Other, net	(106)	20	(389)
Operating income (loss)	108	(595)	(1,398)
Interest expense	(1,011)	(1,464)	(1,450)
Equity in losses of unconsolidated investments, net	(1,730)	(1,286)	(803)
Other (expense) income, net	(3)	46	157
Income tax (expense) benefit	(254)	(166)	1,058
Net loss	$(2,890)	$(3,465)	$(2,436)
Consolidated segment earnings decreased $561 million, or 10%, in 2011 compared to 2010 and $774 million, or 12%, in 2010 compared to 2009. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.

Depreciation and Amortization Expense
During 2011, Sprint completed studies of the estimated useful lives of depreciable assets, which reflects a reduction in the replacement rate of capital additions and was a primary factor for a decrease to depreciation expense of $619 million, or 12%, in 2011 compared to 2010. This decline is partially offset by an increase due to assets placed in service as a result of capital expenditures related to capacity to support increased data usage by our subscribers. As a result of expected increased capital expenditures related to Network Vision, we expect depreciation expense to increase over the next several years as those assets are placed in service. In addition, the successful deployment related to the changes in technology as a result of Network Vision is expected to result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, both Nextel and Sprint platform related, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which we expect to have a material impact on our results of operations. Depreciation expense decreased $753 million, or 13%, in 2010 compared to 2009 primarily due to a reduction in the replacement rate of capital additions resulting from reduced capital spending associated with our cost control actions beginning in 2008. The average annual capital expenditures for the three years ended 2007 were approximately $6.3 billion as compared to average annual capital expenditures of $2.5 billion for the three years ended 2010.
Amortization expense declined $771 million, or 66%, in 2011 compared to 2010 primarily due to the absence of amortization for customer relationship intangible assets related to the 2005 acquisition of Nextel, which became fully amortized in the second quarter 2010. In addition, customer relationship intangible assets related to the acquisition of Nextel Partners, Inc. in 2006 and Virgin Mobile USA, Inc. (Virgin Mobile) in the fourth quarter 2009 became fully amortized in the second quarter 2011. Amortization expense declined $415 million, or 26%, in 2010 as compared to 2009, primarily due to the absence of amortization for customer relationship intangible assets related to the 2005 acquisition of Nextel which became fully amortized in the second quarter 2010. These reductions were partially offset by an increase in amortization related to customer relationship intangible assets acquired in connection with the iPCS, Inc. (iPCS) and Virgin Mobile acquisitions in the fourth quarter 2009. Customer relationships are amortized using the sum-of-the-years'-digits method, resulting in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information of items included in “Other, net” for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Severance and exit costs	$(28)	$(8)	$(400)
Asset impairments	(78)	(125)	(47)
Gains from asset dispositions and exchanges	—	69	68
Other	—	84	(10)
Total	$(106)	$20	$(389)
Other, net changed $126 million, or 630%, in 2011 compared to 2010 and $409 million, or 105%, in 2010 compared to 2009. During 2011 we recognized severance and exit costs of $28 million associated with actions in the fourth quarter of 2011. During 2010 we recognized $8 million of severance and exit costs primarily related to exit costs incurred in the second and fourth quarter 2010 associated with vacating certain office space which is no longer being utilized. We recognized $400 million in 2009 of severance and exit costs related to the separation of employees and organizational realignment initiatives. Asset impairments decreased by $47 million, or 38%, in 2011 compared to 2010 and increased $78 million, or 166%, in 2010 compared to 2009. Asset impairments primarily relate to assets that are no longer necessary for management's strategic plans. In 2011, 2010, and 2009 these impairments were primarily related to network asset equipment. Gains from asset dispositions and exchanges for 2010 and 2009 are primarily related to spectrum exchange transactions. Other changed $94 million in 2010 as compared to 2009 primarily due to an increase in benefits resulting from favorable developments relating to access cost disputes with certain exchange carriers.

Interest Expense
Interest expense decreased $453 million, or 31%, in 2011 as compared to 2010, primarily due to a $400 million increase in the amount of interest capitalized. The increase in capitalized interest is related to our plan to deploy certain spectrum licenses as part of Network Vision that were not previously utilized. The reduction in interest expense also includes a decrease of $115 million as a result of the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes in January 2011. The decrease was partially offset by increases in interest expense of $54 million as a result of the November 2011 Sprint Nextel Corporation issuance of $1 billion in principal of 11.50% senior notes due 2021 and $3 billion in principal of 9.00% guaranteed notes due 2018. Interest expense increased $14 million, or 1%, in 2010 as compared to 2009. This increase was primarily due to higher effective interest rates on our average long-term debt balances and increased costs on our revolving credit facilities, which include the accelerated amortization of previously unamortized debt issuance costs from the retirement of our former credit facility in May 2010 partially offset by reductions in interest expense previously recorded as a result of favorable tax outcomes. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $19.1 billion, $20.6 billion, and $21.4 billion was 7.4%, 7.2%, and 6.8% for 2011, 2010 and 2009, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments, net
Clearwire owns and operates a next generation mobile broadband network that provides high-speed residential and mobile Internet access services and residential voice services in communities throughout the country. Clearwire is an early stage company, and as such, heavily invested in building its network and acquiring other assets necessary to expand its WiMAX business during 2009 and 2010, which resulted in increased operating losses and reduced liquidity. In August 2011, Clearwire announced its intention to deploy an LTE network subject to the availability of additional funding. In December 2011, Clearwire issued additional equity and raised net proceeds of approximately $716 million. Additionally, in January 2012, Clearwire issued additional indebtedness and raised net proceeds of approximately $295 million. We expect Clearwire to continue to generate net losses in the near term as it executes its business plan, including the deployment of an LTE network. Our intent to hold our investment in Clearwire is based, in part, on our growing subscriber base of 4G WiMAX subscribers that utilize Clearwire's network and our intent to sell 4G WiMAX devices through 2012.
Equity in losses of unconsolidated investments primarily consists of our proportionate share of losses from our equity method investments. Equity losses associated with our investment in Clearwire consists of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances and other items recognized by Clearwire Corporation that do not effect Sprint's economic interest. Equity in losses from Clearwire were $1.7 billion, $1.3 billion, and $803 million for 2011, 2010 and 2009, respectively. Equity in losses from Clearwire for 2011 and 2010 include charges of approximately $361 million and $97 million respectively, which are associated with Clearwire's write-off of certain network and other assets that no longer meet their strategic plans. The year ended December 31, 2011 also includes a $135 million pre-tax impairment reflecting the reduction of our investment in Clearwire to its estimated fair value and a dilution loss of approximately $27 million associated with the fourth quarter reduction of our non-controlling economic interest related to Clearwire's equity issuance. The 2009 equity in losses of Clearwire include a pre-tax dilution loss of $154 million recognized in the first quarter 2009, representing the finalization of ownership percentages associated with the formation of Clearwire, which was subject to change based on the trading price of Clearwire stock during the 90 days subsequent to the November 2008 closing. Additional declines in the value of Clearwire may require us to evaluate the decline in relation to the carrying value of our investment in Clearwire. A conclusion by us that additional declines in the value of Clearwire are other than temporary could result in an additional impairment, which could be material.
On November 30, 2011, Sprint entered into new agreements with Clearwire that established long-term pricing terms for 4G services, both WiMAX and LTE. Under terms of the agreements, Sprint is required to pay Clearwire $926 million in total over the course of 2012 and 2013 in exchange for unlimited WiMAX services during those years. The agreements also establish long-term usage-based pricing for LTE services in 2012 and beyond and WiMAX services in 2014 and beyond. Under the terms Sprint may also make a series of refundable prepayments up to $350 million for LTE services, if Clearwire achieves certain build-out targets and network specifications by June 2013 or obtains purchase commitments for LTE services from other customers. These payments, beginning in 2013, will be applied towards LTE usage over the remaining term of the contract. In addition, the agreements provided improved terms and competitive pricing for re-wholesaling of WiMAX services by Sprint beginning in 2012. Lastly, as part of the agreements, on January 2, 2012, Sprint provided $150 million to Clearwire in exchange for a promissory note with a stated interest rate of 11.5% that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the MVNO agreement.
Other (expense) income, net
The following table provides additional information of items included in “Other (expense) income, net” for each of the three years ended December 31, 2011.

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Interest income	$36	$35	$34
Realized loss from investments	(6)	(3)	(29)
Gain on previously held non-controlling interest in Virgin Mobile	—	—	151
Loss on early retirement of debt	(33)	—	—
Other	—	14	1
Total	$(3)	$46	$157
Interest income remained relatively stable for each of the periods presented. Realized loss from investments was consistent in 2011, as compared to 2010, and decreased $26 million, or 90%, in 2010 as compared to 2009 primarily due to fewer sales of marketable securities. As a result of the acquisition of Virgin Mobile, a non-cash gain of $151 million ($92 million after tax) was recognized in the fourth quarter 2009 related to the estimated fair value over net carrying value of our previously held non-controlling interest in Virgin Mobile. The loss on early retirement of debt in 2011 was due to the redemption of all of our outstanding $2.0 billion Sprint Capital Corporation 8.375% senior notes due March 2012.
Income Tax (Expense) Benefit
The consolidated effective tax rate was an expense of approximately 10% and 5% in 2011 and 2010, respectively, and a benefit of approximately 30% in 2009. The income tax expense for 2011 and 2010 and the benefit for 2009 include a $1.2 billion, $1.4 billion, and $281 million net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. The 2011 increase to the valuation allowance was also inclusive of $21 million associated with federal income tax effects of recently enacted changes in corporate state income tax laws, and resulted in a total charge to income tax expense of $59 million. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

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
Wireless segment earnings have declined consecutively for each of the annual periods ending December 31, 2009, 2010 and 2011. Wireless segment earnings were approximately $4.3 billion, $4.5 billion and $5.2 billion for each of the twelve-month periods ended December 31, 2011, 2010 and 2009, respectively. As discussed in the section “Effects on our Wireless Business of Postpaid Subscriber Losses”, the Company has significantly reduced the net postpaid subscriber losses occurring since 2009 and increased subscriber net additions within prepaid, wholesale and affiliates. During 2011, the Company entered into a purchase commitment with Apple, Inc. to purchase a minimum number of smartphones, which on average, is expected to carry a higher subsidy per unit than other smartphones we sell. In addition, during 2012, we expect to make further progress on Network Vision, including certain costs associated with the ongoing decommissioning efforts of the Nextel platform. As a result, we expect that wireless segment earnings will decline in 2012 as compared to 2011 until we benefit from Network Vision, through reduced network and operating costs, and begin to see further increases in retail service revenue through improved total retail postpaid net additions sufficient to recover these increased equipment net subsidy and acquisition costs.
The following table provides an overview of the results of operations of our Wireless segment for each of the three years ended December 31, 2011.

	Year Ended December 31,
Wireless Earnings	2011	2010	2009
	(in millions)
Sprint platform	$20,052	$18,339	$18,264
Nextel platform	2,582	3,582	4,941
Total postpaid	22,634	21,921	23,205
Sprint platform	3,325	1,617	358
Nextel platform	1,170	2,139	1,723
Total prepaid	4,495	3,756	2,081
Retail service revenue	27,129	25,677	25,286
Wholesale, affiliate and other revenue	261	217	546
Total service revenue	27,390	25,894	25,832
Cost of services (exclusive of depreciation and amortization)	(8,907)	(8,288)	(8,384)
Service gross margin	18,483	17,606	17,448
Service gross margin percentage	67%	68%	68%
Equipment revenue	2,911	2,703	1,954
Cost of products	(8,057)	(6,965)	(5,545)
Equipment net subsidy	(5,146)	(4,262)	(3,591)
Equipment net subsidy percentage	(177)%	(158)%	(184)%
Selling, general and administrative expense	(9,070)	(8,813)	(8,659)
Wireless segment earnings	$4,267	$4,531	$5,198

Service Revenue
Our Wireless segment generates revenues from the sale of wireless services, the sale of wireless devices and accessories and the sale of wholesale and other services. Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, equipment protection, late payment and early termination charges and certain regulatory related fees, net of service credits. The ability of our Wireless segment to generate service revenues is primarily a function of:

•	revenue generated from each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates charged for those services; and

•	the number of subscribers that we serve, which in turn is a function of our ability to retain existing and acquire new subscribers.
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $1.5 billion, or 6%, in 2011 as compared to 2010 and increased $391 million, or 2% in 2010 as compared to 2009. The increase in retail service revenue in 2011 as compared to 2010 reflects an increase in postpaid service revenue related to our $10 premium data add-on charge required for all smartphones and greater popularity of unlimited and bundled plans, combined with other fee increases including an increase in our handset protection plan. The increase was also driven by attracting more subscribers to our Boost and Virgin Mobile prepaid brands who are choosing higher rate plans to take advantage of international offerings as well as the increased availability of smartphones and increased subscribers from new market launches for our Assurance Wireless brand. The majority of the increase in 2010 as compared to 2009 was primarily driven by attracting subscribers to the Company's National Boost Monthly Unlimited prepaid plan in addition to service revenue related to the subscribers acquired through our fourth quarter 2009 acquisitions of Virgin Mobile and iPCS. This increase in retail service revenue was partially offset by a decrease in postpaid service revenue driven by a reduction in the Company's average number of postpaid subscribers of approximately 1.4 million, or 4%, in 2010 as compared to 2009.
Wholesale and affiliates are those subscribers who are served through 3G MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $44 million, or 20%, for 2011 as compared to 2010, and decreased $329 million, or 60%, for 2010 as compared to 2009. The majority of the increase in 2011 as compared to 2010 was primarily a result of growth in our 3G MVNO relationships. Specifically, growth in subscribers on the Lifeline program offered through our MVNO's reselling prepaid services, which is similar to our Assurance Wireless offering, contributed to revenue growth. The majority of the decrease in 2010 as compared to 2009 was due to the transfer of 5.4 million subscribers from wholesale and affiliates into postpaid and prepaid classifications as a result of the fourth quarter 2009 acquisitions of Virgin Mobile and iPCS. The remaining decline in 2010 as compared to 2009 was primarily due to losses from two of our large MVNOs throughout 2009 in addition to lower revenues received from services provided through our machine-to-machine initiative. Approximately 29% of our wholesale and affiliate subscribers represent a growing number of connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.

Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and ARPU for the years ended December 31, 2011, 2010 and 2009. Additional information about the number of subscribers, net additions to subscribers, ARPU, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2009 may be found in the tables on the following pages.

	Year Ended December 31,
	2011	2010	2009
	(subscribers in thousands)
Average postpaid subscribers	32,935	33,249	34,640
Average prepaid subscribers	13,672	11,272	5,313
Average retail subscribers	46,607	44,521	39,953
ARPU(1):
Postpaid	$57.27	$54.94	$55.83
Prepaid	$27.40	$27.76	$32.64
Average retail	$48.51	$48.06	$52.74
 ________

(1)
ARPU is calculated by dividing service revenue by the sum of the average number of subscribers in the applicable service category. Changes in average monthly service revenue reflect subscribers for either the postpaid or prepaid service category who change rate plans, the level of voice and data usage, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers.

Postpaid ARPU for 2011 increased as compared to 2010 primarily due to increased revenues from the $10 premium data add-on charges for all smartphones and fee increases in our handset protection plan. Postpaid ARPU for 2010 declined slightly as compared to 2009 due to declines in overage revenues resulting from the increased popularity of fixed-rate bundled plans including the Any Mobile AnytimeSM feature.
Prepaid ARPU for 2011 declined slightly compared to 2010 primarily as a result of net additions of our Assurance Wireless brand whose subscribers carry a lower ARPU, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans to take advantage of international offerings and the increased availability of smartphones. Prepaid ARPU decreased during 2010 as compared to 2009 due to prepaid subscribers acquired in our fourth quarter 2009 business combination of Virgin Mobile as well as net subscriber additions under our Assurance Wireless brand launched in early 2010, which carry a lower average revenue per subscriber compared to Sprint's other prepaid subscribers. Average retail ARPU increased slightly for 2011 compared to 2010 primarily as a result of the increased postpaid ARPU which was partially offset by an increased weighting of average prepaid subscribers to total subscribers which carry a lower ARPU. The lower prepaid ARPU and the increased weighting of average prepaid subscribers to total subscribers resulted in a decline in our average retail ARPU for 2010 compared to 2009.

The following table shows (a) net additions (losses) of wireless subscribers and (b) our total subscribers as of the end of each quarterly period for the past twelve quarters.

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid(2)	(530)	(393)	(271)	3	(131)	136	276	453	253	226	265	539
Prepaid(3)	(90)	(161)	(135)	(48)	392	638	1,171	1,414	1,406	1,149	839	899
Wholesale and affiliates	394	(43)	(410)	(79)	155	166	280	393	389	519	835	954
Total Sprint platform	(226)	(597)	(816)	(124)	416	940	1,727	2,260	2,048	1,894	1,939	2,392
Nextel platform:
Postpaid	(720)	(598)	(530)	(507)	(447)	(364)	(383)	(395)	(367)	(327)	(309)	(378)
Prepaid(3)	764	938	801	483	(44)	(465)	(700)	(768)	(560)	(475)	(354)	(392)
Total Nextel platform	44	340	271	(24)	(491)	(829)	(1,083)	(1,163)	(927)	(802)	(663)	(770)

Total retail postpaid net additions	(1,250)	(991)	(801)	(504)	(578)	(228)	(107)	58	(114)	(101)	(44)	161
Total retail prepaid net additions	674	777	666	435	348	173	471	646	846	674	485	507
Total wholesale and affiliate net additions	394	(43)	(410)	(79)	155	166	280	393	389	519	835	954
Total Wireless	(182)	(257)	(545)	(148)	(75)	111	644	1,097	1,121	1,092	1,276	1,622
End of period subscribers (in thousands)(1)
Sprint platform(4):
Postpaid(2)(6)	26,538	26,145	25,874	26,712	26,581	26,717	26,993	27,446	27,699	27,925	28,190	28,729
Prepaid	774	613	478	4,969	5,361	5,999	7,121	8,535	9,941	11,090	11,929	12,828
Wholesale and affiliates(5)(6)	9,384	9,341	8,931	3,478	3,633	3,799	4,128	4,521	4,910	5,429	6,264	7,218
Total Sprint platform	36,696	36,099	35,283	35,159	35,575	36,515	38,242	40,502	42,550	44,444	46,383	48,775
Nextel platform:
Postpaid	8,890	8,292	7,762	7,255	6,808	6,444	6,061	5,666	5,299	4,972	4,663	4,285
Prepaid	3,497	4,435	5,236	5,719	5,675	5,210	4,510	3,742	3,182	2,707	2,353	1,961
Total Nextel platform	12,387	12,727	12,998	12,974	12,483	11,654	10,571	9,408	8,481	7,679	7,016	6,246
Total retail postpaid end of period subscribers(6)	35,428	34,437	33,636	33,967	33,389	33,161	33,054	33,112	32,998	32,897	32,853	33,014
Total retail prepaid end of period subscribers	4,271	5,048	5,714	10,688	11,036	11,209	11,631	12,277	13,123	13,797	14,282	14,789
Total wholesale and affiliates end of period subscribers(6)	9,384	9,341	8,931	3,478	3,633	3,799	4,128	4,521	4,910	5,429	6,264	7,218
Total Wireless	49,083	48,826	48,281	48,133	48,058	48,169	48,813	49,910	51,031	52,123	53,399	55,021
________

(1)
Subscribers that transfer from their original service category classification to another platform, or another service line within the same platform, are reflected as a net loss to the original service category and a net addition to their new service category. There is no net effect for such subscriber changes to the total wireless net additions (losses) or end of period subscribers.

(2)	Includes subscribers with PowerSource devices, which operate seamlessly between our networks.

(3)	In the first quarter 2009, Boost Monthly Unlimited was launched on the Nextel platform. In the first quarter 2010, Boost Monthly Unlimited was launched on the Sprint platform.

(4)
Reflects the transfer of 4,539,000 prepaid and 835,000 postpaid subscribers from wholesale and affiliates as a result of the business combinations completed in the fourth quarter 2009 as well as the third quarter 2010 transfer of 49,000 Wholesale and affiliates subscribers from prepaid as a result of a sale and transfer of customers to an affiliate.

(5)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 1.7 million subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue as of December 31, 2011.

(6)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

The following table shows (a) our postpaid and prepaid ARPU and (b) our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period for the past twelve quarters.

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
ARPU
Sprint platform:
Postpaid	$58.28	$58.44	$57.84	$56.90	$56.88	$56.84	$56.80	$57.53	$58.52	$59.07	$60.20	$61.22
Prepaid	$44.42	$40.29	$36.60	$17.90	$18.30	$20.38	$22.37	$24.16	$25.76	$25.53	$25.35	$25.16
Nextel platform:
Postpaid	$49.66	$49.97	$49.41	$48.33	$47.34	$46.88	$46.08	$44.74	$44.35	$43.68	$42.78	$41.91
Prepaid	$27.71	$32.38	$34.47	$35.98	$35.67	$35.85	$34.54	$35.07	$35.46	$34.63	$35.62	$34.91

Total retail postpaid	$56.07	$56.36	$55.85	$54.99	$54.89	$54.85	$54.78	$55.26	$56.17	$56.67	$57.65	$58.59
Total retail prepaid	$31.34	$33.54	$34.69	$31.24	$27.49	$27.98	$27.62	$27.95	$28.39	$27.53	$27.19	$26.62
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.07%	1.90%	2.11%	2.07%	2.14%	1.82%	1.91%	1.84%	1.78%	1.72%	1.91%	1.99%
Prepaid	6.21%	9.02%	9.10%	5.89%	5.07%	4.81%	4.06%	3.63%	3.41%	3.25%	3.43%	3.07%
Nextel platform:
Postpaid	2.81%	2.52%	2.38%	2.25%	2.21%	1.97%	2.00%	1.93%	1.95%	1.92%	1.91%	1.89%
Prepaid	7.04%	5.93%	6.37%	5.44%	6.34%	6.43%	6.97%	7.37%	6.94%	7.29%	7.02%	7.18%

Total retail postpaid	2.25%	2.05%	2.17%	2.11%	2.15%	1.85%	1.93%	1.86%	1.81%	1.75%	1.91%	1.98%
Total retail prepaid	6.86%	6.38%	6.65%	5.56%	5.74%	5.61%	5.32%	4.93%	4.36%	4.14%	4.07%	3.68%
________

(1)
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

Retail Postpaid Subscribers—We lost 98,000 net postpaid subscribers during 2011 as compared to losing 855,000 and 3.5 million net postpaid subscribers during 2010 and 2009, respectively. Net postpaid subscriber losses improved by 757,000, or 89%, during 2011 as compared to 2010 and 2.7 million, or 76% during 2010 as compared to 2009. Of the 33 million total subscribers included in postpaid, approximately 2% represent connected devices. Net additions of connected devices were 82,000 during 2011, as compared to net additions of 24,000 and 43,000 during the same periods in 2010 and 2009, respectively. Our improvement in net postpaid subscriber losses can be attributed to our improvements in retail postpaid gross additions and lower postpaid churn resulting from simplified and value-driven bundled offers, a more competitive device line-up, as well as our improvements in overall customer experience and customer care satisfaction. We plan to migrate Nextel platform push-to-talk subscribers by providing competitive offerings on the Sprint platform, which includes future offerings on our multi-mode network, such as Sprint Direct Connect.
Retail Prepaid Subscribers—We added approximately 2.5 million net prepaid subscribers during 2011 as compared to adding 1.6 million and 2.6 million net prepaid subscribers in 2010 and 2009, respectively. Net prepaid subscriber additions improved by 874,000, or 53%, during 2011 as compared to 2010 and declined 914,000, or 36%, during 2010 as compared to 2009. Our improvement in net prepaid subscriber additions for 2011 as compared to 2010 were driven by net additions from the Assurance Wireless brand primarily as a result of new market launches and increased advertising and promotions. Our net prepaid subscriber additions in 2010 were principally driven by net additions from the Assurance Wireless and Boost Mobile brands, partially offset by net losses associated with the Virgin Mobile brand including a transfer of 49,000 subscribers from prepaid to wholesale and affiliates as a result of a sale and transfer of customers to an affiliate. The Company expects to continue the trend of prepaid subscriber losses under the Nextel platform as we focus efforts to retain and attract such subscribers to our offerings on the Sprint platform. Prepaid subscribers are generally deactivated between 60 days and up to 150 days from the date of activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs. Retention offers to these targeted subscribers declined as a percentage of our total prepaid subscriber base during 2011 as compared to 2010.
Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. During 2011, wholesale and affiliate subscriber net additions were 2.7 million resulting in approximately 7.2 million wholesale and affiliate subscribers as of December 31, 2011, compared to approximately 4.5 million and 3.5 million wholesale and affiliate subscribers as of December 31, 2010 and 2009, respectively. Wholesale and affiliate subscriber net additions improved by 1.7 million, or 171%, during 2011 as compared to 2010 and 1.1 million, or 820%, during 2010 as compared to 2009. The increase in the wholesale subscriber base during 2011 as compared to 2010 was primarily driven by net additions from the Lifeline program offered through our MVNO's reselling prepaid services. The increase in the wholesale subscriber base during 2010 as compared to 2009 was primarily due to subscriber additions in other MVNO relationships. Of the 7.2 million total subscribers included in wholesale and affiliates, approximately 29% represent connected devices. Net additions of connected devices were 217,000 during 2011, as compared to net additions of 152,000 and 846,000 during 2010 and 2009, respectively.

Cost of Services
Cost of services consists primarily of:

•
costs to operate and maintain our networks, including direct switch and cell site costs, such as rent, utilities, maintenance, labor costs associated with network employees, and spectrum frequency leasing costs;

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
Cost of services increased $619 million, or 7%, in 2011 compared to 2010, primarily reflecting increased roaming due to higher 4G MVNO data usage. In addition, higher service and repair costs were incurred driven by the increase in the cost per unit of new and used devices due to the growth in smartphone popularity. We are also in the process of renegotiating cell site leases to enable further flexibility in connection with Network Vision, including spectrum hosting services, which has resulted in a net increase to rent expense and is expected to continue until such time we can successfully deploy Network Vision and benefit from an overall reduction in our total portfolio of tower leases. These increases were partially offset by a decrease in long distance network costs as a result of lower market rates and a decline in payments to third-party vendors for use of their proprietary data applications and premium services as a result of contract renegotiations providing more favorable rates. Cost of services decreased $96 million, or 1%, in 2010 as compared to 2009 primarily reflecting a decline in service and repair costs by focusing on device repairs and refurbishment rather than utilizing new devices, a decline in long distance network costs as a result of lower market rates, as well as a decline in payments to third-party vendors providing premium services as a result of changing from usage-based payments to flat rates. This decline was partially offset by increased roaming due to higher data usage and an increase in license fees as a result of the continued growth in smartphone devices, which carry higher fees.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title of the device passes to the dealer or end-user subscriber. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice, as subscriber retention efforts often include providing incentives to subscribers such as offering new devices at discounted prices. We reduce equipment revenue for these discounts offered directly to the subscriber, and for certain payments to third-party dealers to reimburse the dealer for point of sale discounts that are offered to the end-user subscriber primarily associated with obtaining a service plan. Additionally, the cost of devices is reduced by any rebates that are earned from the supplier. Cost of products (primarily devices and accessories) also include order fulfillment related expenses and write-downs of device and related accessory inventory for shrinkage and obsolescence. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy. Equipment revenue increased $208 million, or 8%, in 2011 compared to 2010 and cost of products increased $1.1 billion, or 16%, in 2011 compared to 2010. The increase in both equipment revenue and cost of products is primarily due to a higher average sales price and cost per device sold for both postpaid and prepaid devices in addition to an overall increase in the number of prepaid devices sold, partially offset by a decline in the number of postpaid devices sold. Equipment revenue increased $749 million, or 38%, in 2010 compared to 2009 and cost of products increased $1.4 billion, or 26%, in 2010 compared to 2009 primarily due to an increase in the number of postpaid devices sold with a greater mix of devices that have a higher average sales price and cost, as well as an increase in the number of prepaid devices sold.

Selling, General and Administrative Expense
Sales and marketing costs primarily consist of customer acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payments made to OEMs for direct source equipment, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, strategic planning, and technology and product development.
Sales and marketing expense was $5.1 billion, an increase of $246 million, or 5%, in 2011 from 2010 and $4.8 billion, an increase of $322 million, or 7%, in 2010 from 2009. The increase in sales and marketing expenses for the year ended December 31, 2011 as compared to the prior period is primarily due to reimbursements for point-of-sale discounts for iPhones, which are directly sourced by distributors from Apple and accounted for as sales expense, as well as the additional costs associated with our increase in subscriber gross additions, slightly offset by a decrease in media spend. Point-of-sale discounts are included in the determination of equipment net subsidy when we purchase and resell devices. The increase in sales and marketing expenses for the year ended December 31, 2010 as compared to the prior period is primarily due to the additional costs associated with our increase in subscriber gross additions combined with incremental costs associated with our business combinations in the fourth quarter 2009, offset by a decline in marketing expenditures related to our cost cutting initiatives.
General and administrative costs were $4.0 billion, an insignificant increase of $11 million in 2011 from 2010 and $4.0 billion, a decrease of $203 million, or 5%, in 2010 from 2009. The slight increase in general and administrative costs for the year ended December 31, 2011 reflects an increase in bad debt expense partially offset by a reduction in customer care costs as well as reductions in prepaid integration costs incurred in 2010 associated with our business acquisitions. The decline in general and administrative costs for the year ended December 31, 2010 reflects a reduction in customer care costs and minor continued effects of workforce reductions and cost cutting initiatives announced in 2009 offset by increases as a result of the fourth quarter 2009 business acquisitions of Virgin Mobile and iPCS in addition to an increase in bad debt expense. Customer care costs decreased $120 million in 2011 as compared to 2010 and $87 million in 2010 as compared to 2009. The improvement in customer care costs is largely attributable to customer care quality initiatives and price plan simplification that have resulted in a reduction in calls per subscriber, which allowed for further optimization of call center resources. Bad debt expense was $552 million for the year ended December 31, 2011 representing a $129 million increase, as compared to bad debt expense of $423 million in 2010. The increase in bad debt expense primarily reflects an increase in the aging of accounts receivable outstanding greater than 60 days combined with an increase in the average write-off per account. For the year ended December 31, 2010, bad debt expense increased $31 million as compared to bad debt expense of $392 million in 2009. The increase in bad debt expense primarily reflects 2009 reductions in allowances for bad debt due to increased rates of recovery. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. Our mix of prime postpaid subscribers to total postpaid subscribers was 82% as of December 31, 2011 as compared to 84% as of December 31, 2010.

Segment Earnings - Wireline
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For 2012, we expect wireline segment earnings to decline by approximately $180 to $220 million to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. This decline in wireline segment earnings related to intercompany pricing will not affect our consolidated results of operations as our Wireless segment will benefit from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
Wireline Earnings	2011	2010	2009
	(in millions)
Voice	$1,915	$2,249	$2,563
Data	460	519	662
Internet	1,878	2,175	2,293
Other	73	97	111
Total net service revenue	4,326	5,040	5,629
Cost of services and products	(3,005)	(3,319)	(3,663)
Service gross margin	1,321	1,721	1,966
Service gross margin percentage	31%	34%	35%
Selling, general and administrative expense	(521)	(631)	(745)
Wireline segment earnings	$800	$1,090	$1,221
Wireline Revenue
Voice Revenues
Voice revenues decreased $334 million, or 15%, in 2011 as compared to 2010 and $314 million, or 12%, in 2010 as compared to 2009. The 2011 decrease was primarily driven by overall price declines of which $115 million was related to the decline in prices for the sale of services to our Wireless segment as well as volume declines due to customer churn. The 2010 decrease was primarily driven by volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 34% of total voice revenues in 2011 as compared to 33% in 2010 and 31% in 2009.
Data Revenues
Data revenues reflect sales of data services, including ATM, frame relay and managed network services. Data revenues decreased $59 million, or 11%, in 2011 as compared to 2010 and $143 million, or 22%, in 2010 as compared to 2009 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services in each of those periods. Data revenues generated from the provision of services to the Wireless segment represented 35% of total data revenue in 2011 as compared to 27% in 2010 and 19% in 2009.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP and SIP. Internet revenues decreased $297 million, or 14%, in 2011 from 2010 and $118 million, or 5%, in 2010 from 2009. Certain MSO's have decided to in-source their digital voice products resulting in a $181 million decrease in 2011 as compared to 2010. In addition, Internet revenues generated from the sale of services to our Wireless segment declined by $94 million due to a decline in prices. The 2010 decrease was due to a decline in new IP customers with lower market rates as a result of increased competition. Internet revenues generated from the provision of services to the Wireless segment represented 8% of total Internet revenues in 2011 as compared to 10% in 2010 and 11% in 2009.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $24 million, or 25% in 2011 as compared to 2010 and $14 million, or 13%, in 2010 as compared to 2009 as a result of fewer projects in 2011 and 2010.

Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $314 million, or 9%, in 2011 from 2010 and $344 million, or 9%, in 2010 from 2009. The decrease in 2011 and 2010 was primarily due to lower access expense as a result of savings initiatives and migration from data to IP-based technologies in addition to declining voice volumes. Service gross margin percentage decreased from 35% in 2009 to 34% in 2010 and further decreased to 31% in 2011 as a result of a decrease in net service revenue partially offset by a decrease in costs of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $110 million, or 17%, in 2011 as compared to 2010 and $114 million, or 15% in 2010 as compared 2009. The decrease in 2011 was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. The decrease in 2010 was primarily due to a reduction in employee headcount and a decline in the use of outside services and maintenance as part of our cost cutting initiatives. Total selling, general and administrative expense as a percentage of net services revenue was 12% in 2011 and 13% in 2010 and 2009.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net cash provided by operating activities	$3,691	$4,815	$4,891
Net cash used in investing activities	(3,443)	(2,556)	(3,844)
Net cash provided by (used in) financing activities	26	(905)	(919)
Operating Activities
Net cash provided by operating activities of $3.7 billion in 2011 decreased $1.1 billion from the same period in 2010. The decrease resulted from an increase in vendor and labor-related payments of $2.6 billion, which primarily related to an increase in the average cost of postpaid and prepaid devices sold and related increases in inventory, increased roaming due to higher 3G and 4G data usage, as well as $136 million in pension contribution payments. This was offset by $1.2 billion of increased cash received from customers primarily due to increases in total subscriber net additions and $310 million received for spectrum hosting. In addition, cash paid for interest decreased by $430 million, of which, $395 million was associated with interest capitalization as a result of Network Vision and was reflected as an investing activity.
Net cash provided by operating activities of $4.8 billion in 2010 decreased by $76 million from 2009, primarily due to a $196 million decrease in cash received from our subscribers resulting from a decline in our postpaid subscriber customer base, an increase of $217 million in cash paid to our suppliers and employees, and an increase of $36 million in cash paid for interest. These were partially offset by an increase of $170 million in cash received for income tax refunds. Net cash provided by operating activities for 2009 also includes a cash payment of $200 million resulting from a contribution to the Company pension plan.
Investing Activities
Net cash used in investing activities for 2011 increased by $887 million from 2010, due to increases of $480 million in purchases of short-term investments and $1.2 billion in capital expenditures. Increases in capital expenditures are related to the addition of data capacity to our wireless networks and Network Vision and also include $395 million due to the recognition of capitalized interest on qualifying activities associated with Network Vision primarily related to the carrying value of spectrum licenses not yet placed in service. These increases in use of cash were offset by increases of $825 million in proceeds from sales and maturities of short-term investments and a decrease of $201 million in expenditures related to FCC licenses as determined by specific operations requirements of the Report and Order. We also received $135 million in reimbursements from the mobile satellite service (MSS) entrants for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. In addition, during the fourth quarter 2011, Sprint invested an additional $331 million in Clearwire as a result of an amendment to our agreements and Clearwire's successful offering of additional Class A shares to the market.
Net cash used in investing activities for 2010 decreased by $1.3 billion from 2009, due to a decrease of $300 million in purchases of short-term investments and a decrease of $132 million in expenditures related to FCC licenses as determined by specific operation requirements of the Report and Order. These decreases were partially offset by reduced proceeds from sales and maturities of short-term investments of $418 million and increased capital expenditures of $332 million to add coverage and capacity to our wireless networks. Sprint also increased its investment in Clearwire by $1.1 billion and acquired iPCS and Virgin Mobile for $560 million in 2009, which resulted in the remaining decline in 2010 as compared to 2009.
Financing Activities
Net cash provided by financing activities was $26 million during 2011. During 2011, the Company repaid certain debt obligations, including $1.65 billion of Sprint Capital Corporation 7.625% senior notes, the early redemption of $2.0 billion of Sprint Capital Corporation 8.375% senior notes and repayment of $250 million of the $750 million Export Development Canada (EDC) Facility. The reductions in debt obligations were offset by proceeds from issuance of $1.0 billion of 11.5% senior notes due 2021 and $3.0 billion of 9% guaranteed notes due 2018 in a private placement in November 2011. We also paid $86 million for debt financing costs associated with our November 2011 debt issuances and fourth quarter credit facility amendments.
Net cash used in financing activities was $905 million during 2010. Activities in 2010 included a $750 million debt payment in June 2010 and a $51 million payment for debt financing costs associated with our new revolving credit facility. In addition, in the fourth quarter 2010, we exercised an option to terminate our relationship with a variable interest entity, which resulted in the repayment of financing, capital lease and other obligations of $105 million.
Net cash used in financing activities was $919 million during 2009. Activities in 2009 include debt repayments of $600 million of senior notes in May 2009, the early redemption of $607 million of our convertible senior notes in September 2009, and a $1.0 billion payment on our revolving bank credit facility in November 2009 offset by the issuance of $1.3 billion of senior notes in August 2009.
We received $18 million, $8 million and $4 million in 2011, 2010 and 2009, respectively, in proceeds from common share issuances, primarily resulting from exercises of employee options.
Liquidity
As of December 31, 2011, our liquidity, including cash, cash equivalents, short-term investments, and available borrowing capacity under our revolving credit facility was $6.7 billion. Our cash, cash equivalents and short-term investments totaled $5.6 billion as of December 31, 2011 compared to $5.5 billion as of December 31, 2010. As of December 31, 2011, $1.1 billion in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the Report and Order to reconfigure the 800 MHz band. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $1.1 billion of borrowing capacity available under our revolving bank credit facility as of December 31, 2011. On January 31, 2011, $1.65 billion of Sprint Capital Corporation 7.625% senior notes were repaid upon maturity. Also in January 2011, we amended $500 million of our $750 million EDC loan to extend the maturity date from 2012 to 2015. In October 2011, we amended the terms of our revolving credit facility to modify certain financial covenants and increase in the capacity by $150 million to $2.2 billion. On November 23, 2011, we paid $250 million plus accrued and unpaid interest of the EDC loan due 2012. In addition, the EDC loan agreement was amended in December 2011 to provide for similar covenant terms to those of the amended revolving bank credit facility. On December 29, 2011, we redeemed all of our outstanding $2.0 billion Sprint Capital Corporation 8.375% senior notes due March 2012 for principal plus accrued and unpaid interest in addition to a $33 million loss recognized as a result of the early retirement. In January 2012, we received a $150 million note receivable with a stated interest rate of 11.5% from Clearwire as a result of the additional investment provided to Clearwire through our amended agreement in the fourth quarter 2011 that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014.
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
Additionally, in October 2011, we announced our intention to accelerate the timeline associated with Network Vision, our network modernization plan. In addition to Network Vision, we are currently experiencing rapid growth in data usage which requires additional capital for data capacity to meet our customers needs and to maintain customer satisfaction. Our accelerated timeline coupled with our capital needs to maintain and operate our existing infrastructure are expected to require approximately $10 billion in total capital expenditures over the two year period ending December 31, 2013. In addition to our expectation of increased capital expenditures, we also expect network operating expenditures to increase during the deployment period.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the borrowing capacity available under our credit facility, the ability to issue debt and equity securities, and other forms of financing to support our short- and long-term liquidity requirements. In November 2011, Sprint Nextel Corporation issued $1.0 billion of 11.5% senior notes due 2021 and $3.0 billion of 9% guaranteed notes due 2018. We believe these issuances, in addition to our existing available liquidity and cash flows from operations, will be sufficient to meet our funding requirements through at least 2012 including debt service requirements, and other significant future contractual obligations. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes Network Vision, subscriber growth and the expected achievement of a cost structure intended to achieve more competitive margins, we expect we will need to raise additional funds from external resources of approximately $1.0 billion to $3.0 billion through 2013, dependent, in part, on our ability to maintain adequate cash balances and the ongoing availability of our existing unutilized borrowing capacity under our existing credit facilities. If we are unable to fund our remaining capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.
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
As of December 31, 2011, we had working capital of $3.8 billion compared to $2.0 billion as of December 31, 2010. The increase in working capital is primarily due to the net cash proceeds of approximately $3.9 billion from the issuance of notes, increases in device and accessory inventory, and decreases in the current portion of long-term debt related to the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes due January 2011. The remaining change is primarily related to other activity in current assets during 2011.
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
As of December 31, 2011, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Credit Facility	Outlook
Moody's	B1	B3	Ba3	Ba1	Review for Downgrade
Standard and Poor's	B+	B+	BB-	-	Negative
Fitch	B+	B+	BB	BB	Negative
Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the public capital markets.
The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.5 to 1.0. In October 2011, our credit facility was amended to prospectively redefine adjusted EBITDA to exclude costs comprising equipment net subsidy, as defined by the amended agreement, to the extent such costs exceed $1.1 billion in any of the six consecutive fiscal quarters ending March 31, 2013. The amount added back related to this exclusion cannot exceed $1.75 billion in any four consecutive fiscal quarters and is limited to $2.7 billion in the aggregate for the six consecutive fiscal quarters ending March 31, 2013. After March 31, 2012, the ratio will be reduced to 4.25 to 1.0, and further reduced to 4.0 to 1.0 after December 31, 2012. As of December 31, 2011 and 2010, the ratio was 3.7 to 1.0. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of our amended revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a margin of between 2.75% to 4.0% beginning in October 2011. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility.
A default under our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures. Certain of our indentures also contain covenants that limit the Company's ability to sell all or substantially all of its assets or to merge or consolidate with or into other companies.
We expect to remain in compliance with our covenants through at least the end of 2012, although there can be no assurance that we will do so. Although we expect to improve our subscriber results, and execute on our Network Vision plans, including the decommissioning of the Nextel platform, if we do not meet our plan, depending on the severity of any difference in actual results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.

CURRENT BUSINESS OUTLOOK
We endeavor to both retain our existing and add new wireless subscribers in order to reverse the net loss in postpaid wireless subscribers that we have experienced. We expect to improve our subscriber trends by continuing to improve the customer experience by enhancing our network, providing diversity of devices, and through offers which provide value, simplicity and productivity.
Given the current economic environment, the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to forecast with assurance the net retail postpaid subscriber results we will experience during 2012 or thereafter. However, the Company expects 2012 Consolidated segment earnings to be between $3.7 billion and $3.9 billion, including the estimated impact of the iPhone and the effects of Network Vision. We expect total net service revenue growth of approximately 4% to 6%. The Company also expects full year capital expenditures in 2012, excluding capitalized interest, to be approximately $6 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this report.

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our best estimates as to the amounts and timing of contractual payments as of December 31, 2011. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “Forward-Looking Statements.”

Future Contractual Obligations	Total	2012	2013	2014	2015	2016	2017 and thereafter
	(in millions)
Notes, bank credit facilities and debentures(1)	$32,496	$1,476	$3,238	$2,672	$3,930	$3,097	$18,083
Capital leases and financing obligation(2)	1,759	95	95	87	88	90	1,304
Operating leases(3)	18,140	1,891	1,922	1,881	1,725	1,573	9,148
Purchase orders and other commitments(4)	29,505	11,075	6,240	5,657	4,896	716	921
Total	$81,900	$14,537	$11,495	$10,297	$10,639	$5,476	$29,456
________________

(1)	Includes principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates.

(2)	Represents capital lease payments including interest and financing obligation related to the sale and subsequent leaseback of multiple tower sites.

(3)	Includes future lease costs related to cell and switch sites, real estate, network equipment and office space.

(4)	Includes service, spectrum, network capacity and other executory contracts. Excludes blanket purchase orders in the amount of $24 million. See below for further discussion.
“Purchase orders and other commitments” include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $24 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $225 million as of December 31, 2011. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.
The table above does not include remaining costs to be paid in connection with the fulfillment of our obligations under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. From the inception of the program through December 31, 2011, we have incurred approximately $3.1 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.6 and $3.7 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

OFF-BALANCE SHEET FINANCING
We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Sprint's more critical accounting policies include those related to the basis of presentation, allowance for doubtful accounts, valuation and recoverability of our equity method investment in Clearwire, valuation and recoverability of long-lived assets, and evaluation of goodwill and indefinite-lived assets for impairment. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with Sprint's Board of Directors. Sprint's significant accounting policies are summarized in the Notes to the Consolidated Financial Statements.
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
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses that result from failure of our subscribers to make required payments. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base, and other qualitative considerations. To the extent that actual loss experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. A 10% change in the amount estimated to be uncollectible would result in a corresponding change in bad debt expense of approximately $21 million for the Wireless segment and $1 million for the Wireline segment.
Valuation and Recoverability of our Equity Method Investment in Clearwire
We assess our equity method investment for other-than-temporary impairment when indicators such as decline in quoted prices in active markets indicate a value below the carrying value of our investment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of decline in market prices; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of the investee, specific events, and other factors.
At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluation considers, among other things, Clearwire's market capitalization, volatility associated with Clearwire's common stock, and the duration of a decline in Clearwire's average trading stock price below Sprint's carrying value. Our evaluation also considers tax benefits associated with our Class B non-voting common interests in Clearwire Communications LLC, governance rights, our expectation of the duration of our ongoing relationship, as well as other factors. Based on our evaluation as of December 31, 2011, we recognized a non-cash impairment of our investment in Clearwire of $135 million in the fourth quarter 2011. The carrying value of our equity method investment in Clearwire as of December 31, 2011 totaled approximately $1.7 billion.
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived asset groups were determined based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the estimated fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. Our estimate of undiscounted cash flows exceeded the carrying value of these assets by more than 10%. If we continue to have operational challenges, including retaining and attracting subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our wireless asset group, and we could record asset impairments that are material to Sprint's consolidated results of operations and financial condition.
In addition to the analysis described above, certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development, are periodically assessed to determine recoverability. Network equipment and cell site development costs are expensed whenever events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management's strategic network plans and will not be deployed. Software development costs are expensed when it is no longer probable that the software project will be deployed. Network equipment that has been removed from the network is also periodically assessed to determine recoverability. In connection with Network Vision, including the decommissioning of the Nextel platform, management may conclude in future periods that certain equipment will never be either deployed or redeployed, in which case non-cash charges that could be material to our consolidated financial statements would be recognized. Refer to Results of Operations for additional information on asset impairments.
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
We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could result in an impairment up to the carrying value of our goodwill, which was $359 million as of December 31, 2011.
The Company recognizes that our market capitalization, the product of our traded stock price, and shares outstanding, is subject to volatility and, during certain periods, has been below our shareholders' equity book value. Accordingly we monitor changes in our market capitalization between annual impairment tests to determine whether declines, if any, should necessitate an interim review of goodwill for impairment. We consider a decline in our market capitalization that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in our market capitalization, which could result from adverse changes in our underlying operating performance, cash flows, financial condition and/or liquidity. In the event that our market capitalization does decline below its book value, we consider the length and severity of the decline and the reasons for the decline when assessing whether a potential goodwill impairment exists. We believe that short-term fluctuations in share price may not necessarily reflect underlying aggregate fair value of our segments, which are our reporting units. We also believe that the market price of our stock may not be representative of the fair value of our overall business since it does not include a control premium that a market participant may be willing to pay for the ability to take advantage of synergies and other benefits that could be derived from control of the Company. However, if a decline in our market capitalization below book value persists for an extended period of time, we would likely consider the decline to be indicative of a decline in the estimated fair value at the reporting unit level.
Differences in the Company's actual future cash flows, operating results, growth rates, capital expenditures, cost of capital and discount rates as compared to the estimates utilized for the purpose of estimating the fair value of each reporting unit, as well as a decline in the Company's stock price and related market capitalization, could affect the results of our annual goodwill assessment and, accordingly, potentially lead to a future goodwill impairment.
The determination of the estimated fair value of the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, transactions within the wireless industry and related control premiums, discount rate, terminal growth rates, operating income before depreciation and amortization (OIBDA) and capital expenditures forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. The merits of each significant assumption, both individually and in the aggregate, used to estimate the fair value of a reporting unit are evaluated for reasonableness. A decline in the estimated fair value of our wireless reporting unit of 10% would not result in an impairment of our goodwill.
FCC licenses and our Sprint and Boost Mobile trademarks have been identified as indefinite-lived intangible assets, in addition to goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. When required, Sprint assesses the recoverability of other indefinite-lived intangibles, including FCC licenses which are carried as a single unit of accounting. In assessing recoverability of FCC licenses, we estimate the fair value of such licenses using the Greenfield direct value method, which approximates value through estimating the discounted future cash flows of a hypothetical start-up business. Assumptions key in estimating fair value under this method include, but are not limited to, capital expenditures, subscriber activations and deactivations, market share achieved, tax rates in effect and discount rate. A one percent decline in our assumed revenue growth rate used to estimate terminal value, a one percent decline in our assumed net cash flows or a one percent adverse change in any of the key assumptions referred to above would not result in an impairment of our FCC licenses as of the most recent testing date. A decline in the estimated fair value of FCC licenses of approximately 10% also would not result in an impairment of the carrying value.

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
In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period were effective for the first quarter 2011, neither of which had a material effect on our consolidated financial statements.
In May 2011, the FASB issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments will be effective beginning in the first quarter 2012; however, we do not expect the effects to be material.
The FASB issued authoritative guidance regarding Comprehensive Income: Presentation of Comprehensive Income in June 2011, which was subsequently revised in December 2011, that amends existing guidance to present the total of comprehensive income, the components of net income and the components of other comprehensive income, in either one continuous statement of comprehensive income or in two consecutive financial statements. The guidance eliminates the option to present the components of other comprehensive income in the statement of changes in shareholders' equity. The amendments will be effective beginning in the first quarter 2012, with early adoption permitted, require retrospective application, and will only effect presentation of information in our primary financial statements. We early adopted the new presentation requirements which resulted in reporting the components of comprehensive income (loss) in the Consolidated Statements of Comprehensive Loss, rather than in the Consolidated Statements of Shareholders' Equity, as previously reported.
In September 2011, the FASB issued authoritative guidance regarding Testing Goodwill for Impairment which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter 2012, with early adoption permitted under certain circumstances. We early adopted the provisions of this standard as part of our annual assessment of goodwill with no effect on our financial statements.

FORWARD-LOOKING STATEMENTS
We include certain estimates, projections and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in our annual, quarterly and current reports, and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.
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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•
the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and equipment we provide and our ability to retain existing subscribers and attract new subscribers; the impact of equipment net subsidy costs; the impact of increased purchase commitments; the overall demand for our service offerings, including the impact of decisions of new or existing subscribers between our postpaid and prepaid services offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•
the ability to generate sufficient cash flow to fully implement our network modernization plan, Network Vision, to improve and enhance our networks and service offerings, improve our operating margins, implement our business strategies and provide competitive new technologies;

•	the effective implementation of Network Vision, including timing, execution, technologies, and costs;

•	our ability to migrate subscribers off the Nextel platform and mitigate related increases in churn;

•	our ability to access additional spectrum, including through spectrum hosting arrangements;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•
the impact of unrelated parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide devices or infrastructure equipment for our networks;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the financial performance of Clearwire and its ability to build, operate, and maintain its 4G network, including an LTE network;

•	our ability to access Clearwire's spectrum;

•	the compatibility of Sprint's LTE network with Clearwire's LTE network;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control; and

•	other risks referenced from time to time in this report, including in Part I, Item 1A “Risk Factors” and other filings of ours with the SEC.
The words “may,” “could,” "should," “estimate,” “project,” “forecast,” “intend,” “expect,” "anticipate," “believe,” “target,” “plan,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance and operating results. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

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
About 95% of our debt as of December 31, 2011 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $10 million on our consolidated statements of operations and cash flows for the year ended December 31, 2011. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause a $927 million increase in the fair market value of our debt to $19.2 billion.
Foreign Currency Risk
We also enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was $8 million and the net foreign currency receivables from international operations was less than $1 million as of December 31, 2011. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be insignificant.
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
In connection with the preparation of this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2011 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2011, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. This report appears on page F-2.

Item 9B.	Other Information
The successful deployment related to the changes in technology as a result of Network Vision is expected to result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with long-lived assets, both Nextel and Sprint platform related, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which we expect to have a material impact on our results of operations. In addition to these charges, we expect to incur lease exit and other contract termination costs that may also have a material impact to our consolidated financial statements, the amount for which are not estimable at this time.
In the first quarter of 2012, we formalized our plans to decommission roughly one-third of our total Nextel platform, or 9,600 towers, by the end of 2012. We also expect to be completed with our transition of customers from the Nextel platform to our Sprint platform by the end of 2013, which should allow us to decommission the remainder of our Nextel platform sites. As a result, we have revised our estimates of the expected useful lives of certain Nextel platform assets and asset retirement obligations through the end of 2013. Accordingly, approximately $2 billion of the remaining $3.6 billion net book value of Nextel platform assets is expected to be accelerated through depreciation expense, of which a disproportionate amount is expected to be recognized during 2012. The exact timing of the acceleration is dependent upon when the assets are expected to be phased out of service. These estimates are derived from our internal decommissioning plan, which is still evolving. We estimate the incremental effect of accelerated depreciation related to Nextel platform assets in our 2012 results to be in the range of approximately $1.2 to $1.5 billion.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Proposal 1. Election of Directors—Nominees for Director,” “Board Operations—Board Committees” in our proxy statement relating to our 2012 annual meeting of shareholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this report under "Executive Officers of the Registrant." The information required by this item regarding our executive officers is incorporated by reference to Part I of this report under the caption titled "Executive Officers of the Registrant." The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2012 annual meeting of shareholders, which will be filed with the SEC.
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
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Director Compensation” “Executive Compensation,” “Board Operations—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our proxy statement relating to our 2012 annual meeting of shareholders, which will be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions “Security Ownership—Security Ownership of Certain Beneficial Owners” and “Security Ownership—Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2012 annual meeting of shareholders, which will be filed with the SEC.
Compensation Plan Information
Currently we sponsor two active equity incentive plans, the 2007 Omnibus Incentive Plan (2007 Plan) and our Employee Stock Purchase Plan (ESPP). We also sponsor the 1997 Long-Term Incentive Program (1997 Program), the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP). Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, will determine the terms of each award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

The following table provides information about the shares of Series 1 common stock that may be issued upon exercise of awards as of December 31, 2011.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders of Series 1 common stock	77,251,737	(1)(2)	$7.95	(3)	241,898,766	(4)(5)(6)(7)
Equity compensation plans not approved by shareholders of Series 1 common stock	2,562,544	(8)	13.24		—
Total	79,814,281				241,898,766
  _______________

(1)
Includes 48,943,148 shares covered by options and 13,068,827 restricted stock units under the 2007 Plan, 9,089,398 shares covered by options and 41,607 restricted stock units outstanding under the 1997 Program and 4,602,844 shares covered by options outstanding under the MISOP. Also includes purchase rights to acquire 1,505,913 shares of common stock accrued at December 31, 2011 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 95% of the market value on the last business day of the offering period.

(2)	Included in the total of 77,251,737 shares are 13,068,827 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 1,505,913 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $2.21 for each share.

(4)
Of these shares, 164,914,846 shares of common stock were available under the 2007 Plan. Through December 31, 2011, 120,877,297 cumulative shares came from the 1997 Program, the Nextel Plan and the MISOP.

(5)	Includes 76,983,920 shares of common stock available for issuance under the ESPP after issuance of the 1,505,913 shares purchased in the fourth quarter 2011 offering. See note 1 above.

(6)	No new awards may be granted under the 1997 Program or the Nextel Plan.

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

(8)	Consists of 2,562,544 options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions “Executive Compensation—Certain Relationships and Other Transactions” and “Board Operations—Independence of Directors” in our proxy statement relating to our 2012 annual meeting of shareholders, which will be filed with the SEC.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in our proxy statement relating to our 2012 annual meeting of shareholders, which will be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Nextel Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.

2.	The consolidated financial statements of Clearwire Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.

3.	The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	8/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel Corporation's equity security holders are defined in the Fifth, Sixth, Seventh and Eighth Articles of Sprint's Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	8/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders' Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	2/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/2/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	2/3/1999

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

4.4.1	Indenture, dated November 20, 2006, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.4.2	First Supplemental Indenture, dated November 9, 2011, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.4.3	Second Supplemental Indenture, dated November 9, 2011, among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.4.4	Registration Rights Agreement, dated November 9, 2011, among Sprint Nextel Corporation and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets, Inc., Goldman, Sachs & Co., Scotia Capital (USA) Inc., Wells Fargo Securities, LLC and the Williams Capital Group, L.P.	8-K	001-04721	4.4	11/9/2011

(10) Material Agreements:

10.1	Credit Agreement, dated as of May 21, 2010, among Sprint Nextel Corporation, as Borrower, the lenders named therein, and JPMorgan Chase Bank, N. A., as Administrative Agent.	8-K	001-04721	10.1	5/24/2010

10.2	Amendment No. 1 to the Credit Agreement, dated as of October 25, 2011, among Sprint Nextel Corporation, as Borrower, the lenders named therein, and JPMorgan Chase Bank, N. A., as Administrative Agent.	8-K	001-04721	10.1	10/26/2011

10.3	Incremental Agreement No. 1 to the Credit Agreement, dated as of October 25, 2011, among Sprint Nextel Corporation, as Borrower, the lenders named therein, and JPMorgan Chase Bank, N. A., as Administrative Agent.	8-K	001-04721	10.2	10/26/2011
(10) Executive Compensation Plans and Arrangements:

10.4	Summary of 2010 Short-Term Incentive Plan	8-K	001-04721		3/3/2010

10.5	Amended Summary of 2010 Short-Term Incentive Plan	8-K/A	001-04721		7/8/2010

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.6	Summary of 2009 Short-Term Incentive Plan	8-K	001-04721		1/26/2009

10.7	Amended Summary of 2009 Short-Term Incentive Plan	8-K/A	001-04721		8/5/2009

10.8	Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended and restated January 1, 2008	10-K	001-04721	10.9	2/27/2009

10.9	Summary of 2010 Long-Term Incentive Plan	8-K	001-04721		3/22/2010

10.10	Amended Summary of 2010 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2011

10.11	Summary of 2009 Long-Term Incentive Plan	8-K	001-04721		1/26/2009

10.12	Summary of 2008 Long-Term Incentive Plan	8-K	001-04721		3/25/2008

10.13	First Amended Summary of 2009 Long-Term Incentive Plan	8-K/A	001-04721		3/22/2010

10.14	Second Amended Summary of 2009 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2011

10.15	Summary of 2007 Long-Term Incentive Plan	10-K	001-04721	10.23	3/1/2007

10.16	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2010

10.17	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for all other executive officers (other than Robert H. Brust)	10-Q	001-04721	10.2	5/5/2010

10.18	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.3	5/5/2010

10.19	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for all other executive officers (other than Robert H. Brust)	10-Q	001-04721	10.4	5/5/2010

10.20	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for Robert H. Brust	10-Q	001-04721	10.5	5/5/2010

10.21	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for Robert H. Brust	10-Q	001-04721	10.6	5/5/2010

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.22	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2011

10.23	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.2	5/5/2011

10.24	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.3	5/5/2011

10.25	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.4	5/5/2011

10.26	Summary of 2011 Long-Term Incentive Plan	8-K	001-04721		2/28/2011

10.27	Summary of 2011 Short-Term Incentive Plan	8-K	001-04721		2/28/2011

10.28	Amended Summary of 2011 Short-Term Incentive Plan	8-K	001-04721		8/2/2011

10.29	Form of Stock Option Agreement under the Stock Option Exchange Program (for certain Nextel Communication Inc. employees)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.30	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.31	Amended and Restated Employment Agreement, effective December 31, 2008, between Daniel R. Hesse and Sprint Nextel Corporation	8-K	001-04721	10.1	12/19/2008

10.32.1	Amended and Restated Employment Agreement effective December 31, 2008, between Robert H. Brust and Sprint Nextel	10-K	001-04721	10.24	2/27/2009

10.32.2	First Amendment to Amended and Restated Employment Agreement, effective December 22, 2009, between Robert H. Brust and Sprint Nextel Corporation	8-K	001-04721	10.1	12/23/2009

10.33.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-K	001-04721	10.25.1	2/27/2009

10.33.2	Compensatory Agreement, dated June 11, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-Q	001-04721	10.2	8/6/2008

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.33.3	First Amendment to Amended and Restated Employment Agreement, effective August 5, 2010, between Keith O. Cowan and Sprint Nextel Corporation	8-K	001-04721	10.1	8/6/2010

10.34.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	2/27/2009

10.34.2	Compensatory Agreement, dated June 11, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	8/6/2008

10.34.3	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program	10-Q	001-04721	10.1	8/5/2010

10.35.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Steven L. Elfman and Sprint Nextel Corporation	10-K	001-04721	10.27.1	2/27/2009

10.36	Amended and Restated Employment Agreement, effective December 31, 2008, between Paget L. Alves and Sprint Nextel Corporation	10-K	001-04721	10.28	2/27/2009

10.37	Amended and Restated Employment Agreement, effective December 31, 2008, between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	2/27/2009

10.38	Employment Agreement, effective as of May 20, 2009, between Robert H. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.1	8/4/2009

10.39	Amended and Restated Employment Agreement, effective as of May 31, 2008, between Danny L. Bowman and Sprint Nextel Corporation	10-Q	001-04721	10.4	5/8/2009

10.40	Employment Agreement, effective April 29, 2009, between Matthew Carter and Sprint Nextel Corporation	10-K	001-04721	10.33	2/26/2010

10.41	Employment Agreement, executed December 20, 2010, effective April 4, 2011, between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.42	Letter, dated November 8, 2010, to Ryan Siurek regarding retention cash award	10-Q	001-04721	10.5	5/5/2011

10.43	Employment Agreement, effective September 26, 2011, between William M. Malloy and Sprint Nextel Corporation	10-K				*

10.44	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.2	5/8/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.45	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.3	5/8/2009

10.46	Sprint Nextel Deferred Compensation Plan, as amended and restated effective November 17, 2011					*

10.47	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.48	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.49	Amended and Restated Sprint Nextel Corporation Change in Control Severance Plan effective as of February 10, 2012					*

10.50	Sprint Supplemental Executive Retirement Plan, as amended and restated effective November 6, 2009	10-K				*

10.51	Form of Election to Defer Delivery of Shares subject to RSUs (Outside Directors)	10-K				*

10.52	Letter, dated February 24, 2011, to Danny Bowman regarding a retention cash award	10-K				*

10.53	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	3/1/2007

10.54	2007 Omnibus Incentive Plan, as amended and restated as of December 17, 2010	10-K				*

10.55	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.56	Nextel Communications, Inc. Amended and Restated Incentive Equity Plan as of January 1, 2008	10-K				*

10.57	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan	10-Q	000-19656	10.4	11/8/2004

10.58	Matt Carter Restricted Stock Unit Award Agreement Retention Award					*

10.59	Summary of Benefits and Fees for Non-Employee Directors	10-K	001-04721	10.46	2/27/2009

12	Computation of Ratio of Earnings to Combined Fixed Charges					*

21	Subsidiaries of the Registrant					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
 ___________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request.
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
Daniel R. Hesse Chief Executive Officer and President
Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2012.

/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President (Principal Executive Officer)

/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer (Principal Financial Officer)

/s/ RYAN H. SIUREK
Ryan H. Siurek Vice President, Controller (Principal Accounting Officer)

SIGNATURES
SPRINT NEXTEL CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2012.

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
We have audited the accompanying consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of comprehensive loss, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2011. We also have audited Sprint Nextel Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Nextel Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We did not audit the financial statements of Clearwire Corporation and its consolidated subsidiary Clearwire Communications, LLC (collectively, "Clearwire"), a 51.5% owned investee company. Sprint Nextel Corporation's investment in Clearwire included $1.8 billion and $3.1 billion at December 31, 2011 and December 31, 2010, respectively, and its equity in losses of Clearwire included $1.6 billion and $1.3 billion for the years 2011 and 2010, respectively, that we did not audit. The financial statements of Clearwire were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Clearwire, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Nextel Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Sprint Nextel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Sprint Nextel Corporation adopted accounting guidance regarding accounting for business combinations and equity method investments in 2009, and presentation of the consolidated statement of comprehensive loss in 2011.

/s/ KPMG LLP
Kansas City, Missouri
February 27, 2012

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$5,447	$5,173
Short-term investments	150	300
Accounts and notes receivable, net	3,206	3,036
Device and accessory inventory	913	670
Deferred tax assets	130	185
Prepaid expenses and other current assets	491	516
Total current assets	10,337	9,880
Investments	1,996	3,389
Property, plant and equipment, net	14,009	15,214
Intangible assets
Goodwill	359	359
FCC licenses and other	20,453	20,336
Definite-lived intangible assets, net	1,616	2,009
Other assets	613	467
Total assets	$49,383	$51,654
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,495	$2,662
Accrued expenses and other current liabilities	3,996	3,573
Current portion of long-term debt, financing and capital lease obligations	8	1,656
Total current liabilities	6,499	7,891
Long-term debt, financing and capital lease obligations	20,266	18,535
Deferred tax liabilities	6,986	6,802
Other liabilities	4,205	3,880
Total liabilities	37,956	37,108
Commitments and contingencies
Shareholders' equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.996 and 3.008 billion shares issued, 2.996 and 2.988 billion shares outstanding	5,992	6,016
Paid-in capital	46,716	46,841
Treasury shares, at cost	—	(227)
Accumulated deficit	(40,489)	(37,582)
Accumulated other comprehensive loss	(792)	(502)
Total shareholders' equity	11,427	14,546
Total liabilities and shareholders' equity	$49,383	$51,654
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per share amounts)
Net operating revenues	$33,679	$32,563	$32,260
Net operating expenses
Cost of services and products (exclusive of depreciation and amortization included below)	19,015	17,492	16,435
Selling, general and administrative	9,592	9,438	9,453
Severance, exit costs and asset impairments	106	133	447
Depreciation	4,455	5,074	5,827
Amortization	403	1,174	1,589
Other, net	—	(153)	(93)
	33,571	33,158	33,658
Operating income (loss)	108	(595)	(1,398)
Other (expense) income
Interest expense	(1,011)	(1,464)	(1,450)
Equity in losses of unconsolidated investments, net	(1,730)	(1,286)	(803)
Other (expense) income, net	(3)	46	157
	(2,744)	(2,704)	(2,096)
Loss before income taxes	(2,636)	(3,299)	(3,494)
Income tax (expense) benefit	(254)	(166)	1,058
Net loss	(2,890)	(3,465)	(2,436)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	(8)	18
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) on securities	6	—	9
Less: reclassification adjustment for realized (gains) losses included in net loss	(4)	(3)	5
Net unrealized holding gains (losses) on securities	2	(3)	14
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial gain (loss)	(349)	(171)	124
Prior service cost	—	—	(16)
Less: Amortization of actuarial gain/loss and prior service cost included in net loss	55	32	32
Net unrecognized net periodic pension and other postretirement benefits	(294)	(139)	140
Other comprehensive income (loss)	(290)	(150)	172
Comprehensive loss	$(3,180)	$(3,615)	$(2,264)

Basic and diluted net loss per common share	$(0.96)	$(1.16)	$(0.84)
Basic and diluted weighted average common shares outstanding	2,995	2,988	2,886

 See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Cash flows from operating activities
Net loss	$(2,890)	$(3,465)	$(2,436)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	78	125	47
Depreciation and amortization	4,858	6,248	7,416
Provision for losses on accounts receivable	559	430	398
Share-based compensation expense	73	70	79
Deferred and other income taxes	231	230	(850)
Equity in losses of unconsolidated investments, net	1,730	1,286	803
Gains from asset dispositions and exchanges	—	(69)	(68)
Contribution to pension plan	(136)	—	(200)
Gain on previously held non-controlling interest in Virgin Mobile	—	—	(151)
Other changes in assets and liabilities, net of effects of acquisitions:
Accounts and notes receivable	(729)	(473)	26
Inventories and other current assets	(238)	9	3
Accounts payable and other current liabilities	90	558	(100)
Non-current assets and liabilities, net	48	(27)	(88)
Other, net	17	(107)	12
Net cash provided by operating activities	3,691	4,815	4,891
Cash flows from investing activities
Capital expenditures	(3,130)	(1,935)	(1,603)
Expenditures relating to FCC licenses	(258)	(459)	(591)
Reimbursements relating to FCC licenses	135	—	—
Acquisitions, net of cash acquired	—	—	(560)
Investment in Clearwire	(331)	(58)	(1,118)
Proceeds from sales and maturities of short-term investments	980	155	573
Purchases of short-term investments	(830)	(350)	(650)
Other, net	(9)	91	105
Net cash used in investing activities	(3,443)	(2,556)	(3,844)
Cash flows from financing activities
Proceeds from debt and financings	4,000	—	1,303
Repayments of debt and capital lease obligations	(3,906)	(862)	(2,226)
Debt financing costs	(86)	(51)	—
Proceeds from issuance of common shares, net	18	8	4
Net cash provided by (used in) financing activities	26	(905)	(919)
Net increase in cash and cash equivalents	274	1,354	128
Cash and cash equivalents, beginning of year	5,173	3,819	3,691
Cash and cash equivalents, end of year	$5,447	$5,173	$3,819
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares(1)	Amount		Shares	Amount
Balance, December 31, 2008	2,951	$5,902	$47,332	94	$(1,939)	$(30,856)	$(524)	$19,915
Net loss						(2,436)		(2,436)
Other comprehensive income, net of tax							172	172
Issuance of common shares, net				(20)	491	(487)		4
Share-based compensation expense			78					78
Conversion of series 2 to series 1 common shares	(40)	(80)	(785)	(40)	865
Equity consideration related to Virgin Mobile acquisition	96	193	186					379
Other, net			(18)		1			(17)
Balance, December 31, 2009	3,007	$6,015	$46,793	34	$(582)	$(33,779)	$(352)	$18,095
Net loss						(3,465)		(3,465)
Other comprehensive loss, net of tax							(150)	(150)
Issuance of common shares, net	1	1	(1)	(14)	355	(347)		8
Share-based compensation expense			59					59
Other, net			(10)			9		(1)
Balance, December 31, 2010	3,008	$6,016	$46,841	20	$(227)	$(37,582)	$(502)	$14,546
Net loss						(2,890)		(2,890)
Other comprehensive loss, net of tax							(290)	(290)
Issuance of common shares, net	7	14	—	(1)	21	(17)		18
Share-based compensation expense			43					43
Conversion of series 2 to series 1 common shares	(19)	(38)	(168)	(19)	206			—
Balance, December 31, 2011	2,996	$5,992	$46,716	—	$—	$(40,489)	$(792)	$11,427

(1)	See note 14 for information regarding common shares.
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
The Wireless segment includes retail, wholesale, and affiliate service revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale of wireless devices and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.
The Wireline segment includes revenue from domestic and international wireline voice and data communication services, including services to the cable multiple systems operators that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers.
Sprint's fourth generation (4G) technology capabilities currently exist through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its consolidated subsidiary, Clearwire Communications LLC (together, "Clearwire"), in which we own a 51.5% non-controlling economic interest. Sprint and other investors are offering 4G services that utilize Clearwire's 4G Worldwide Interoperability for Microwave Access (WiMAX) technology in available markets. The services supported by this technology give subscribers with compatible devices high-speed access to the Internet and a variety of sophisticated data services (See note 3). In addition, in October 2011, we announced our intention to deploy Long Term Evolution (LTE) technology as part of our network modernization plan, Network Vision.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Doubtful Accounts
An allowance for doubtful accounts is established sufficient to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectibility of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $519 million, $437 million, and $487 million in 2011, 2010 and 2009, respectively.
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
Property, Plant and Equipment
Property, plant and equipment (PP&E), including improvements that extend useful lives, are recognized at cost. Depreciation on property, plant and equipment is generally calculated using the straight-line method based on estimated economic useful lives of 3 to 30 years for buildings and improvements and network equipment, site costs and related software and 3 to 12 years for non-network internal use software, office equipment and other. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective assets. We calculate depreciation on certain network assets using the group life method. Accordingly, ordinary asset retirements and disposals on those assets are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with all other asset retirements or disposals are recognized in the consolidated statements of comprehensive loss. Depreciation rates for assets are revised periodically to account for changes, if any, related to management's strategic objectives, technological changes or obsolescence. Repair and maintenance costs and research and development costs are expensed as incurred.
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
 Equity method investments are evaluated for other-than-temporary impairment on a regular basis. Other-than-temporary impairment occurs when the estimated fair value of an investment is below the carrying value, and the difference is determined to not be recoverable. This evaluation requires significant judgment regarding, among other things, the severity and duration of the decline in value, the ability and intent to hold the securities until recovery, financial condition, liquidity, and near-term prospects of the issuer, specific events, and other factors.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development, are periodically assessed to determine recoverability. Network equipment and cell site development costs are expensed whenever events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management's strategic network plans and will not be deployed. Software development costs are expensed when it is no longer probable that the software project will be deployed. Network equipment that has been removed from the network is also periodically assessed to determine recoverability. If we continue to have operational challenges, including retaining and attracting subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our wireless asset group, and we could record asset impairments that are material to Sprint's consolidated results of operations and financial condition.
During 2011, we assessed the recoverability of the wireless asset group, which includes tangible and intangible long-lived assets subject to amortization as well as indefinite-lived intangible assets. We included cash flow projections from wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the assumed sale of Federal Communications Commission (FCC) licenses and other intangible assets.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets primarily consists of goodwill, FCC licenses acquired primarily through FCC auctions and business combinations to deploy our wireless services, and certain of our trademarks. Goodwill represents the excess of consideration paid over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. In determining whether an intangible asset, other than goodwill, is indefinite-lived, we consider the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We assess our indefinite-lived intangible assets for impairment at least annually or, if necessary, more frequently, whenever events or changes in circumstances indicate the asset may be impaired. Such indicators may include a sustained, significant decline in our market capitalization since our previous impairment assessment, a significant decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.
Benefit Plans
We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees.
As of December 31, 2011 and 2010, the fair value of our pension plan assets and certain other postretirement benefits in aggregate was $1.4 billion and $1.3 billion, respectively, and the fair value of our projected benefit obligations in aggregate was $2.2 billion and $1.9 billion, respectively. As a result, the plans were underfunded by approximately $800 million and $600 million at December 31, 2011 and 2010, respectively, and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $125 million are expected to be paid during 2012.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive loss," net of tax, including the 2011 and 2010 net actuarial loss of $349 million and $171 million, respectively. The change in the net liability of the plan in 2011 was affected primarily by a decrease in the discount rate, from 6.0% to 5.4%, used to estimate the projected benefit obligation. We intend to make future cash

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
contributions to the pension plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the pension plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 8.25% for 2011. To meet this objective, our investment strategy is governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 50% to U.S. equities; 15% to international equities; 15% to fixed income investments; 10% to real estate investments; and 10% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages by plus or minus 5%.
Investments of the pension plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of December 31, 2011, 57% of the investment portfolio was valued at quoted prices in active markets for identical assets; 26% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 17% was valued using unobservable inputs that are supported by little or no market activity.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. The Company matched 100% of participants' contributions up to 4% of their eligible compensation from January 1, 2009 to March 6, 2009. These fixed matching contributions totaled $32 million in 2009. Effective for compensation paid after March 6, 2009 through 2010, the amount of matching contribution was discretionary as determined by the Board of Directors of the Company, based upon a formula related to the profitability of the Company. If such profitability levels were attained, the Company matched a percentage of the participant's contributions up to a maximum percentage of their eligible compensation as determined by the Board. For the remainder of 2009, we matched 100% of the participants' contributions up to 1.13% of their eligible compensation in cash, totaling $20 million and for 2010, the amount of the discretionary match was 0.7%, or $9 million. For 2011, the Company reinstated the fixed matching contribution, matching 100% of participants' contributions up to 2% of their eligible compensation for a total amount of $31 million and also made a discretionary match of 1.2% or $20 million, based upon the attainment of certain profitability levels.
Revenue Recognition
Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from wholesale operators and third party affiliates (Affiliates), as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges such as roaming, data, text messaging, and premium service usage and miscellaneous fees, such as activation, upgrade, late payment, reconnection and early termination fees and certain regulatory related fees. We recognize service revenues as services are rendered and equipment revenue when title passes to the dealer or end-user subscriber. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is universal service fund, which represented about 2% of net operating revenues in 2011, 2010 and 2009.
The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with subscribers, unauthorized usage, future returns and mail-in rebates on device sales.
Dealer Commissions
Cash consideration given by us to a dealer or end-user subscriber is presumed to be a reduction of

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. We compensate our dealers using specific compensation programs related to the sale of our devices and our subscriber service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. When a commission is earned by a dealer due to the dealer selling one of our devices, the cost is recorded as a reduction to equipment revenue. Point-of-sale discounts for devices which are directly sourced by distributors are recognized as sales expense.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.4 billion for each of the years ended December 31, 2011 and 2010, and $1.5 billion for the year ended December 31, 2009.
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
In July 2010, the FASB amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period were effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period were effective for the first quarter 2011, neither of which had a material effect on our consolidated financial statements.
In May 2011, the FASB issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments will be effective beginning in the first quarter 2012; however, we do not expect the effect of adoption to be material.
The FASB issued authoritative guidance regarding Comprehensive Income: Presentation of Comprehensive Income in June 2011, which was subsequently revised in December 2011, that amends existing guidance to present the total of comprehensive income, the components of net income and the components of other comprehensive income, in either one continuous statement of comprehensive income or in two consecutive financial statements. The guidance eliminates the option to present the components of other comprehensive income in the statement of changes in shareholders' equity. The amendments will be effective beginning in the first quarter 2012, with early adoption permitted, require retrospective application, and will only effect presentation of information in our primary financial statements. We early adopted the new presentation requirements which resulted in reporting the components of comprehensive income (loss) in the Consolidated Statements of Comprehensive Loss, rather than the Consolidated Statements of Shareholders' Equity, as previously reported.
In September 2011, the FASB issued authoritative guidance regarding Testing Goodwill for Impairment which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard will be effective for annual and interim goodwill impairment tests performed beginning in the first quarter 2012, with early adoption permitted under certain circumstances. We early adopted the provisions of this standard as part of our annual assessment of goodwill with no effect on our financial statements.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Investments
The components of investments were as follows:

	December 31,
	2011	2010
	(in millions)
Marketable equity securities	$43	$39
Equity method and other investments	1,953	3,350
	$1,996	$3,389
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
Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire is part of our plan to participate in the 4G wireless broadband market. Sprint offers 4G products utilizing Clearwire's 4G wireless broadband network in available markets.
As of December 31, 2011, Sprint holds approximately 51.5% of a non-controlling economic interest in Clearwire in the form of 705 million Class B non-voting common interests (Class B Non-voting) in Clearwire Communications LLC and a 48.6% non-controlling voting interest in the form of 628 million shares of Class B voting common stock (Class B Voting) of Clearwire Corporation (together, “Class B Common Interests”) for which the carrying value, as of December 31, 2011, totaled approximately $1.7 billion. Each share of Clearwire Corporation Class B Voting, together with one Clearwire Communications LLC Class B Non-voting, is exchangeable for one share of Clearwire Corporation's Class A common stock, a publicly traded security. If Sprint does not elect to buy back any shares previously surrendered, any Class B Non-voting shares in excess of Class B Voting shares could be sold separately, subject to certain restrictions.
In addition to Class B Common Interests, Sprint holds a note receivable from Clearwire issued in 2008 with a fixed interest rate of 12% and a maturity date of December 2015. The carrying value of the note receivable, which includes accretion of the premium and fees for the 2009 rollover, was $178 million and $177 million as of December 31, 2011 and 2010, respectively. The carrying value of Sprint's Class B Common Interests, together with the carrying value of the note receivable, are included in the line item "Investments" in Sprint's consolidated balance sheets.
On November 30, 2011, Sprint entered into new agreements with Clearwire that established long-term pricing terms for 4G services, both WiMAX and LTE. Under terms of the agreements, Sprint is required to pay Clearwire $926 million in total over the course of 2012 and 2013 in exchange for unlimited WiMAX services during those years. The agreements also establish long-term usage-based pricing for LTE services in 2012 and beyond and WiMAX services in 2014 and beyond. Under the terms Sprint may also make a series of refundable prepayments up to $350 million for LTE services, if Clearwire achieves certain build-out targets and network specifications by June 2013 or obtains purchase commitments for LTE services from other customers. These payments, beginning in 2013, will be applied towards LTE usage over the remaining term of the contract. In addition, the agreement provided improved terms and competitive pricing for re-wholesaling of WiMAX services by Sprint beginning in 2012. Lastly, as part of the agreements, on January 2, 2012, Sprint provided $150 million to Clearwire in exchange for a promissory note with a stated interest rate of 11.5% that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the MVNO agreement.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 13, 2011, Clearwire closed a public equity offering which sold approximately 201.2 million shares of its Class A common stock at a public offering price of $2.00 per share. In conjunction with the public offering, but in a separate private transaction, Sprint exercised its preemptive rights to purchase approximately 173.6 million Class B Voting shares and 173.6 million Class B Non-voting shares at an aggregate purchase price of approximately $331 million. These equity transactions resulted in a dilution of Sprint's non-controlling economic interest and voting interest, and a pre-tax dilution loss of $27 million included in equity in losses of Clearwire.
Equity in Losses and Summarized Financial Information
Equity in losses from Clearwire were $1.7 billion, $1.3 billion and $803 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments such as non-cash impairment of our investment, gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Sprint's equity in losses from Clearwire for 2011 and 2010 include charges of approximately $361 million and $97 million, respectively, which are associated with Clearwire's write-off of certain network and other assets that no longer meet their strategic plans. The year ended December 31, 2011 also includes a $135 million pre-tax impairment reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value and a pre-tax dilution loss of $27 million. Equity in losses of Clearwire for 2009 included a pre-tax dilution loss of $154 million recognized in the first quarter, representing the finalization of ownership percentages subsequent to the November 2008 formation.
Summarized financial information for Clearwire is as follows:

	December 31,
	2011	2010
	(in millions)
Current assets	$1,287	$1,858
Noncurrent assets	7,556	9,182

Current liabilities	$280	$675
Noncurrent liabilities	4,917	4,495

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Revenues	$1,254	$535	$244
Operating expenses	(3,645)	(2,698)	(1,384)
Operating loss	$(2,391)	$(2,163)	$(1,140)
Net loss from continuing operations before non-controlling interests	$(2,856)	$(2,251)	$(1,209)
Net loss from discontinued operations before non-controlling interests	$(82)	$(52)	$(45)
Sprint's Recoverability
At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluation considers, among other things, both observable and unobservable inputs, including Clearwire's market capitalization, including historical volatility associated with Clearwire's common stock, the duration of a decline in Clearwire's average trading stock price below Sprint's carrying value, potential tax benefits and governance rights associated with our Class B Non-Voting interests, and our expectation of the duration of our ongoing relationship, as well as other factors. Based on our evaluation as of December 31, 2011, we recognized a non-cash impairment of $135 million in the fourth quarter 2011 to reflect a reduction to our best

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

estimate of fair value associated with our Class B Non-Voting interests, based on the evaluation of factors described above. The determination of an estimate of fair value for a non-public security, such as our Class B Non-Voting interest, is subject to significant judgment and uncertainty.
Clearwire Related Party Transactions
Sprint's equity method investment in Clearwire includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire utilizes the Sprint network to provide dual mode service to its customers in those areas where access to a 4G network is not yet available. Accounts payable, accrued expense and other liabilities to Clearwire totaling $77 million as of December 31, 2011 and cost of services and products totaling $405 million for the year ended December 31, 2011 are included in our consolidated financial statements related to our purchase of 4G services.

Note 4.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits and Treasury securities), totaling $150 million and $300 million as of December 31, 2011 and 2010, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities, totaling $43 million and $39 million as of December 31, 2011 and 2010, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of long-term debt, financing and capital lease obligations, including current maturities, is based on current market prices or interest rates. The following table presents carrying amounts and estimated fair values of our current and long-term debt, financing and capital lease obligations:

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in millions)
Current and long-term debt, financing and capital lease obligations	$20,274	$18,299	$20,191	$20,007

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. In the first quarter 2012, we formalized our plans to decommission roughly one-third of our total Nextel platform, or 9,600 towers, by the end of 2012. We also expect to be completed with our transition of customers from the Nextel platform to our Sprint platform by the end of 2013, which should allow us to decommission the remainder of our Nextel platform sites. As a result, in the first quarter 2012, we revised our estimates of the expected useful lives of certain assets and asset retirement obligations through the end of 2013. The exact timing of the acceleration is dependent upon when the assets are expected to be phased out of service. In addition, increasing data usage by subscribers is expected to require additional data capacity equipment that will not be compatible with the deployment of Network Vision's multi-mode technology. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date in which Network Vision equipment is deployed and in-service. The incremental effect of accelerated depreciation expense in 2012 and 2013 is expected to be material to our consolidated financial statements.
In connection with Network Vision, certain spectrum licenses that were not previously placed in service are now being prepared for their intended use. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within property, plant and equipment. Interest capitalized in connection with the construction of long-lived assets totaled $413 million, $13 million and $12 million for the years ended December 31, 2011, 2010 and 2009, respectively. Construction in progress (including any capitalized interest) associated with Network Vision, which began in 2011, is expected to be depreciated using the straight-line method based on estimated economic useful lives, which are expected to be depreciated over a weighted average useful life of approximately eight years, once the assets are placed in service.
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
The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Land	$333	$332
Network equipment, site costs and related software	37,600	37,514
Buildings and improvements	4,895	4,823
Non-network internal use software, office equipment and other	2,111	2,465
Construction in progress	1,752	995
Less accumulated depreciation	(32,682)	(30,915)
Property, plant and equipment, net	$14,009	$15,214

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2009	Net Additions/ (Reductions)	December 31, 2010	Net Additions/ (Reductions)	December 31, 2011
	(in millions)
FCC licenses	$19,502	$425	$19,927	$117	$20,044
Trademarks	409	—	409	—	409
Goodwill(1)	373	(14)	359	—	359
	$20,284	$411	$20,695	$117	$20,812
______________

(1)
The net reduction to goodwill of $14 million was a result of purchase price allocation adjustments recognized in the first quarter of 2010 associated with the 2009 acquisitions of Virgin Mobile and iPCS primarily related to deferred tax assets and liabilities.

We hold 1.9 gigahertz (GHz), 800 megahertz (MHz), and 900 MHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. We also hold FCC licenses that are not yet placed in service but that we intend to use in accordance with FCC requirements. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. During 2011, we conducted our annual assessment of the estimated fair value of indefinite-lived intangible assets other than goodwill and determined that no adjustment was necessary.
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
Goodwill Recoverability Assessment
The carrying value of Sprint's goodwill is included in the Wireless segment, which represents our wireless reporting unit. We estimate the fair value of the wireless reporting unit using both discounted cash flow and market-based valuation models. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our wireless reporting unit exceeds its estimated fair value, we estimate the fair value of goodwill to determine the amount of impairment loss, if any.
The determination of the estimated fair value of the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, transactions within the wireless industry and related control premiums, discount rate, terminal growth rate, operating income before depreciation and amortization (OIBDA) and capital expenditure forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit for reasonableness. During 2011, we conducted our annual assessment of goodwill and determined that no adjustment was necessary.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets Subject to Amortization
Sprint's customer relationships are amortized using the sum of the years' digits method. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. During 2011, we reduced the gross carrying value and accumulated amortization by approximately $1.6 billion associated with fully amortized intangible assets primarily related to customer relationships in connection with the acquisitions of Nextel Partners, Inc. and Virgin Mobile. Other intangible assets primarily include certain rights under affiliation agreements that were reacquired in connection with the acquisitions of Affiliates and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel, Direct Connect and Virgin Mobile trade names, which are being amortized on a straight-line basis. During 2011, we conducted our annual assessment of the recoverability of intangible assets subject to amortization and determined that no adjustment was necessary.

		December 31, 2011			December 31, 2010
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 to 5 years	$341	$(297)	$44	$1,925	$(1,717)	$208
Other intangible assets
Trademarks	10 to 37 years	1,169	(585)	584	1,169	(490)	679
Reacquired rights	9 to 14 years	1,571	(652)	919	1,571	(519)	1,052
Other	9 to 16 years	126	(57)	69	116	(46)	70
Total other intangible assets		2,866	(1,294)	1,572	2,856	(1,055)	1,801
Total definite-lived intangible assets		$3,207	$(1,591)	$1,616	$4,781	$(2,772)	$2,009

	2012	2013	2014	2015	2016
	(in millions)
Estimated amortization expense	$280	$243	$239	$198	$137

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			December 31, 2011	December 31, 2010
							(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00	-	11.50%	2016	-	2022	$4,500	$3,500
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	9,854
Serial redeemable senior notes
Nextel Communications, Inc.	5.95	-	7.38%	2013	-	2015	4,780	4,780
Guaranteed notes
Sprint Nextel Corporation	9.00%			2018			3,000	—
Secured notes
iPCS, Inc.	2.55	-	3.68%	2013	-	2014	481	481
Credit facilities - Sprint Nextel Corporation
Bank credit facility	4.63%			2013			—	—
Export Development Canada	5.30%			2015			500	750
Financing obligation	9.50%			2030			698	698
Capital lease obligations and other	4.11	-	15.49%	2014	-	2022	71	76
Net premiums							40	52
							20,274	20,191
Less current portion							(8)	(1,656)
Long-term debt, financing and capital lease obligations							$20,266	$18,535
As of December 31, 2011, Sprint Nextel Corporation, the parent corporation, had $8.0 billion in principal of debt outstanding, including amounts drawn under the credit facilities. In addition, $11.5 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $6.7 billion is fully and unconditionally guaranteed. The indentures and financing arrangements of certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted.
As of December 31, 2011, about $1.2 billion of our outstanding debt, comprised of certain notes, financing and capital lease obligations and mortgages, is secured by $793 million of property, plant and equipment and other assets, net (gross book value of $1.2 billion). Cash interest payments, net of amounts capitalized of $413 million, $13 million, and $12 million, totaled $1.0 billion, $1.5 billion, and $1.4 billion during each of the years ended December 31, 2011, 2010 and 2009, respectively.
Notes
Notes consist of senior notes, serial redeemable senior notes, and guaranteed notes, all of which are unsecured, as well as secured notes of iPCS, which are secured solely with the underlying assets of iPCS. The Company may elect to pay interest on a portion of the iPCS secured notes entirely in cash or by increasing the principal amount. Cash interest on the remaining notes is generally payable semiannually in arrears. Approximately $18.8 billion of the notes are redeemable at the Company's discretion at the then applicable redemption price plus accrued interest.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On November 9, 2011, the Company issued $1.0 billion in principal of 11.50% senior notes due 2021 and $3.0 billion in principal of 9.00% guaranteed notes due 2018. Interest is payable semi-annually on May 15 and November 15. The Company, at its option, may redeem some or all of either issue of the notes at any time prior to maturity. If a change of control event (as defined in the Supplemental Indentures) occurs prior to the Company being rated “investment grade” by the applicable rating agencies, the holders will have the right, subject to certain conditions, to require the Company to repurchase their notes at a purchase price equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest, as of the date of repurchase. As with other of our indentures, the Supplemental Indentures also contain covenants that limit the Company's ability to sell all or substantially all of its assets or to merge or consolidate with or into other companies and certain of its subsidiaries have restrictions on granting liens to other creditors. The 2018 Guaranteed Notes are guaranteed by the company's wholly-owned subsidiaries that guarantee its existing credit agreements.
On January 31, 2011, the Company paid $1.65 billion in principal plus accrued and unpaid interest on its outstanding Sprint Capital Corporation 7.625% senior notes as scheduled. In addition, on December 29, 2011, we redeemed all of our outstanding $2.0 billion Sprint Capital Corporation 8.375% senior notes due March 2012 for principal plus accrued and unpaid interest in addition to a $33 million loss recognized as a result of the early retirement. On June 28, 2010, the Company paid $750 million in principal plus accrued and unpaid interest on its outstanding floating rate senior notes as scheduled. Our weighted average effective interest rate related to our notes and credit facilities was 7.0% in 2011 and 6.9% in 2010.
Credit Facilities
In October 2011, our credit facility was amended to prospectively redefine earnings before interest, taxes, depreciation and amortization and certain other non-recurring items (adjusted EBITDA) within the ratio of total indebtedness to trailing four quarters adjusted EBITDA to exclude costs comprising equipment net subsidy, as defined by the amended agreement, to the extent such costs exceed $1.1 billion in any of the six consecutive fiscal quarters ending March 31, 2013. The amount added back related to this exclusion cannot exceed $1.75 billion in any four consecutive fiscal quarters and is limited to $2.7 billion in the aggregate for the six consecutive fiscal quarters ending March 31, 2013. The borrowing capacity under the facility was also increased by $150 million to $2.2 billion. As of December 31, 2011, $1.1 billion in letters of credit, which includes a $1.0 billion letter of credit required by the FCC's Report and Order to reconfigure the 800 MHz band, were outstanding under our $2.2 billion revolving bank credit facility. As a result, the Company had $1.1 billion of borrowing capacity available under this revolving bank credit facility as of December 31, 2011. The terms of this credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings.
On November 23, 2011, the Company paid $250 million, plus accrued and unpaid interest, of the amounts outstanding under the Export Development Canada (EDC) loan due 2012. As of December 31, 2011, the unsecured loan agreement with EDC is fully drawn as repayments of outstanding amounts cannot be re-drawn. In addition, the EDC loan agreement was amended in December 2011 to provide for terms similar to those of the amended revolving bank credit facility.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Covenants
As of December 31, 2011, the Company is in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including limitations on the incurrence of indebtedness and liens by the Company and its subsidiaries, as defined by the terms of the indentures.
We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters adjusted EBITDA, as defined in the amended credit facility discussed above, exceeds 2.5 to 1.0. The Company is also obligated to repay the credit facilities if certain change-of-control events occur.
Future Maturities of Long-Term Debt, Financing Obligation and Capital Lease Obligations
Scheduled principal payments of long-term debt, financing obligation and capital lease obligations outstanding as of December 31, 2011, are as follows:

(in millions)
2012	$8
2013	1,783
2014	1,364
2015	2,652
2016	2,019
2017 and thereafter	12,408
20,234
Net premiums	40
$20,274

Note 8.	Severance, Exit Costs and Asset Impairments
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Severance and Exit Costs Activity
During 2011, we recognized $28 million ($25 million Wireless; $3 million Wireline) in severance costs associated with actions in the fourth quarter of 2011. During 2010, we recognized costs of $8 million ($11 million Wireless; offset by a benefit of $3 million Wireline) primarily related to an increase in exit costs incurred in the second and fourth quarter 2010 associated with vacating certain office space which was no longer being utilized, partially offset by a reduction in the estimate of total severance costs associated with our workforce reduction announced in November 2009. During 2009, we recognized $400 million ($307 million Wireless; $93 million Wireline) of severance and exit costs related primarily to the reduction in workforce announcements in 2009.
The following provides the activity in the severance and exit costs liability included in “Accrued expenses and other current liabilities” within the consolidated balance sheets:

		2011 Activity
	December 31, 2010	Net Expense (Benefit)	Cash Payments and Other	December 31, 2011
	(in millions)
Exit costs	$87	$—	$(29)	$58
Severance costs	7	28	(14)	21
	$94	$28	$(43)	$79

		2010 Activity
	December 31, 2009	Net Expense	Cash Payments and Other	December 31, 2010
	(in millions)
Exit costs	$89	$25	$(27)	$87
Severance costs	110	(17)	(86)	7
	$199	$8	$(113)	$94

		2009 Activity
	December 31, 2008	Net Expense	Cash Payments and Other	December 31, 2009
	(in millions)
Exit costs	$113	$38	$(62)	$89
Severance costs	90	362	(342)	110
	$203	$400	$(404)	$199
Asset Impairments
In 2011, 2010, and 2009, we recorded asset impairments of $78 million, $125 million, and $47 million, respectively, primarily related to network asset equipment in our Wireless segment, no longer necessary for management's strategic plans.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Supplemental Financial Information

	December 31,
	2011	2010
	(in millions)
Accounts and notes receivable, net
Trade	$3,099	$2,916
Unbilled trade and other	326	317
Less allowance for doubtful accounts	(219)	(197)
	$3,206	$3,036
Prepaid expenses and other current assets
Prepaid expenses	$321	$413
Deferred charges and other	170	103
	$491	$516
Accounts payable(1)
Trade	$1,887	$2,131
Accrued interconnection costs	369	397
Construction obligations and other	239	134
	$2,495	$2,662
Accrued expenses and other current liabilities
Deferred revenues	$1,770	$1,373
Accrued taxes	334	346
Payroll and related	418	426
Accrued interest	331	382
Other	1,143	1,046
	$3,996	$3,573
Other liabilities
Deferred rental income-communications towers	$740	$783
Deferred rent	1,347	1,265
Accrued taxes-unrecognized tax benefits	112	121
Deferred revenue	255	208
Post-retirement benefits and other non-current employee related liabilities	881	687
Other	870	816
	$4,205	$3,880
______________________

(1)
Includes liabilities in the amounts of $121 million and $123 million as of December 31, 2011 and 2010, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes
Income tax (expense) benefit consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Current income tax (expense) benefit
Federal	$(1)	$48	$279
State	(20)	15	13
Total current income tax (expense) benefit	(21)	63	292
Deferred income tax (expense) benefit
Federal	(136)	(270)	963
State	(95)	40	(196)
Total deferred income tax (expense) benefit	(231)	(230)	767
Foreign income tax (expense) benefit	(2)	1	(1)
Total income tax (expense) benefit	$(254)	$(166)	$1,058
The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Income tax benefit at the federal statutory rate	$923	$1,155	$1,223
Effect of:
State income taxes, net of federal income tax effect	80	118	93
State law changes, net of federal income tax effect	(38)	—	(6)
Reduction in liability for unrecognized tax benefits	(1)	18	83
Tax expense related to equity awards	(13)	(42)	(33)
Change in valuation allowance	(1,221)	(1,418)	(281)
Other, net	16	3	(21)
Income tax (expense) benefit	$(254)	$(166)	$1,058
Effective income tax rate	(9.6)%	(5.0)%	30.3%
Income tax (expense) benefit allocated to other items was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$—	$5	$(87)
Unrealized holding gains/losses on securities(1)	(1)	1	(9)
Stock ownership, purchase and option arrangements(2)	—	—	(56)
_______________

(1)	These amounts have been recognized in accumulated other comprehensive loss.

(2)	These amounts have been recorded directly to shareholders' equity-paid-in capital on the consolidated balance sheets.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 2011 and 2010, along with the income tax effect of each, were as follows:

	December 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$—	$3,873	$—	$3,318
Capital loss carryforwards	—	52	—	51
Accruals and other liabilities	461	1,094	445	1,073
Tax credit carryforwards	—	471	—	473
Pension and other postretirement benefits	—	324	—	238
	461	5,814	445	5,153
Valuation allowance	(284)	(3,580)	(210)	(2,355)
	177	2,234	235	2,798
Deferred tax liabilities
Property, plant and equipment	—	1,527	—	1,792
Intangibles	—	6,720	—	6,611
Investments	—	855	—	1,065
Other	47	118	50	132
	47	9,220	50	9,600
Current deferred tax asset	$130		$185
Long-term deferred tax liability		$6,986		$6,802
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our recent history of consecutive annual losses, in addition to the uncertainty concerning the forecasted income beyond 2011, reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $1.3 billion and $1.6 billion for the years ended December 31, 2011 and 2010, respectively, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the period. The increase in the carrying amount of Sprint's valuation allowance for the years ended December 31, 2011 and 2010 in excess of amounts recognized as a change in the valuation allowance in the current period income tax expense is primarily associated with the tax effect of items reflected in other comprehensive income, other accounts, and the expiration of net operating loss and tax credit carryforwards. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
We believe it is more likely than not that our remaining deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities. Uncertainties surrounding income tax law changes, shifts in operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets.
Income tax expense of $254 million and $166 million for the years ended December 31, 2011 and 2010, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, during 2011, a $59 million expense was recorded as a result of the effect of changes in corporate state income tax laws. Of the $59 million, $38 million was recognized within "State income taxes, net of federal income tax effect" and $21 million was recognized as "Change in valuation allowance" in the table above.
During 2011, 2010 and 2009, we incurred $194 million, $210 million, and $(3) million, respectively, of foreign income (loss), which is included in loss before income taxes. We have no material unremitted earnings of foreign subsidiaries. Cash was paid for income taxes, net, of $35 million and $31 million in 2011 and 2009, respectively. Cash refunds for income taxes were received, net, of $139 million in 2010.
In 1998, we acquired $229 million of potential tax benefits related to net operating loss carryforwards in the controlling interest acquisition of our wireless joint venture, which we call the PCS Restructuring. The benefits acquired in the PCS Restructuring are subject to certain realization restrictions under various tax laws. We are required to reimburse the former cable company partners of the joint venture for net operating loss and tax credit carryforward benefits generated before the PCS Restructuring if realization by us produces a cash benefit that would not otherwise have been realized. The reimbursement will equal 60% of the net cash benefit received by us and will be made to the former cable company partners in shares of our stock. As of December 31, 2011, the unexpired carryforward benefits subject to this requirement total $59 million and we maintained a valuation allowance on the entire amount of these tax benefits.
As of December 31, 2011, we had federal operating loss carryforwards of $9.5 billion and state operating loss carryforwards of $14.4 billion. Related to these loss carryforwards, we have recorded federal tax benefits of $3.2 billion and net state tax benefits of $650 million before consideration of the valuation allowances. Approximately $545 million of the federal net operating loss carryforwards expire between 2016 and 2019. The remaining $9.0 billion expire in varying amounts between 2020 and 2031. The state operating loss carryforwards expire in varying amounts through 2031.
In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $9.7 billion and state alternative minimum tax net operating loss carryforwards of $2.4 billion. The loss carryforwards expire in varying amounts through 2031. We also had available capital loss carryforwards of $144 million. Related to these capital loss carryforwards are tax benefits of $52 million. Capital loss carryforwards of $109 million expire in 2013 and the remaining $35 million expire in 2014 and 2015.
We also had available $471 million of federal and state income tax credit carryforwards as of December 31, 2011. Included in this amount are $23 million of income tax credits which expire prior to 2015 and $296 million which expire in varying amounts between 2015 and 2031. The remaining $152 million do not expire.
Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The total unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2011 and 2010 were $225 million and $228 million, respectively. At December 31, 2011, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $187 million, if recognized without an offsetting valuation allowance adjustment. As of December 31, 2011 and 2010, the accrued liability for income tax related interest and penalties was $26 million and $28 million, respectively.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
	(in millions)
Balance at January 1	$228	$284
Additions based on current year tax positions	4	1
Additions based on prior year tax positions	4	13
Reductions for prior year tax positions	(1)	(21)
Reductions for settlements	(2)	(38)
Reductions for lapse of statute of limitations	(8)	(11)
Balance at December 31	$225	$228
We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial.
The Internal Revenue Service (IRS) is currently conducting an examination of our 2007, 2008 and 2009 consolidated income tax returns. Settlement agreements were reached with the Appeals division of the IRS for examination issues in dispute for years prior to 2007. The issues were immaterial to our consolidated financial position and results of operations.
We are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative review or appellate process. Based on our current knowledge of the examinations, administrative reviews and appellate processes, we believe it is reasonably possible a number of our uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to $85 million in our unrecognized tax benefits.

Note 11.	Spectrum Hosting
Our Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including our 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, we entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, we agreed to deploy and operate an LTE network capable of utilizing the 1.6 GHz spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as “spectrum hosting.” The arrangement contains contingencies related to possible interference issues with LightSquared's spectrum, including the right of Sprint to terminate the arrangement if certain conditions are not met by LightSquared. As of December 31, 2011, the Company had received $310 million of advanced payments from LightSquared for future services to be performed under the spectrum hosting agreement.
Beginning in December 2011, through a series of amendments, the arrangement was modified to, among other things, extend the date in which Sprint has the right to terminate the arrangement and suspend Sprint's obligation to incur any further cost or expense related to performance under the original agreement. Under the amended arrangement, Sprint, for any reason, including but not limited to FCC action or inaction, or no reason at all, may terminate the agreement after March 15, 2012 and before April 30, 2012. If LightSquared secures lender's consent for modifications to the agreement, Sprint's right to terminate will be deferred until June 25, 2012 and will continue through December 31, 2012. In addition, the parties definitively agreed that approximately $236 million of the total $310 million of advanced payments made by LightSquared represent payment for incremental costs or obligations incurred by Sprint under the original agreement in support of LightSquared. The parties agreed that this amount is irrevocably and unconditionally paid and will not be subject to dispute or claim by LightSquared. Accordingly, Sprint will refund up to approximately $74 million of LightSquared's initial prepayments, of which

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$65 million will be paid on the earlier of LightSquared's lender's consent or March 15, 2012, and the remaining $9 million will remain subject to the termination and unwind provisions of the original agreement and will be returned to LightSquared upon termination, less any additional incremental cost or obligations incurred by Sprint in support of LightSquared. In the event the arrangement is terminated for LightSquared's material breach, non-payment or insolvency, Sprint maintains a second lien on certain of LightSquared's assets, including spectrum assets.
The $236 million, which has been recorded as a current liability, will be recognized as other operating income, net of the associated costs, in the event of termination assuming all other uncertainties have been resolved. Alternatively, should Sprint and LightSquared agree to proceed with the hosting arrangement, the $236 million will be recognized as revenue as the hosting services are performed.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980's have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. We reached an agreement in principle to settle the claims for an amount not material to our consolidated financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the parties have continued their efforts to reach a settlement. We have begun to settle some suits on a statewide basis, and have received final court approval of settlements in North Dakota, Alabama, Idaho and Illinois. We do not expect the resolution of this matter to have a material adverse effect on our consolidated financial position or results of operations.
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is brought on behalf of alleged purchasers of company stock from October 26, 2006 to February 27, 2008. Our motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery has begun. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case. The second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court. The third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth suit, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth suit, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Various other suits, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various state matters such as sales, use or property taxes, were found to be mistaken, it could result in payments by us. While it is not possible to determine the

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $1.0 billion as of December 31, 2011, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.1 billion, of which $252 million was incurred related to FCC licenses during 2011, before any reimbursements from the mobile satellite service (MSS) entrants. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the Transition Administrator. Regardless, we continue to estimate that total eligible direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan. In addition, we were entitled to receive reimbursement from the MSS entrants for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. As of December 31, 2011 we received $135 million in reimbursements from MSS entrants, recognized as a reduction to FCC licenses, which satisfies all reimbursements we expect to receive.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays Sprint's access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress; however, we anticipate that continuing reconfiguration progress will be sufficient to support the 800 MHz portion of Sprint’s Network Vision rollout. We completed all of our 1.9 GHz incumbent relocation and reimbursement obligations in the second half of 2010.
Operating Leases
We lease various equipment, office facilities, retail outlets and kiosks, switching facilities and cell sites under operating leases. The non-cancelable portion of these leases ranges from monthly up to 20 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus at least one renewal period, if the non-cancelable term is less than ten years, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of five to twelve years with up to five renewal options for five years each.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are in the process of renegotiating cell site leases in connection with Network Vision, which includes spectrum hosting capabilities. As a result, lease renegotiations completed through December 31, 2011 resulted in an increase to future operating lease costs related to cell sites. The majority of the increase of such future costs are in the period beyond 2016 due to the term extension of such agreements. Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. As of December 31, 2011, operating lease commitments in future years are as follows:

(in millions)
2012	$1,891
2013	1,922
2014	1,881
2015	1,725
2016	1,573
2017 and thereafter	9,148
$18,140
Total rental expense was $1.9 billion in 2011, and $1.8 billion in each of 2010 and 2009.
Commitments
We are a party to other commitments, which includes service, spectrum, network capacity and other executory contracts in connection with conducting our business.
In September 2011, we finalized a four year minimum purchase agreement with Apple for smartphone devices estimated to be approximately $15.5 billion over the term of the agreement. Our ultimate spend with Apple will depend on many variables, including anticipated rate of future subscriber growth, number of different devices offered, and the cost of devices offered. We anticipate exceeding the current contractual minimum commitment for the iPhone® over the four year period.
As of December 31, 2011, the minimum amounts due under other commitments were as follows:

(in millions)
2012	$11,075
2013	6,240
2014	5,657
2015	4,896
2016	716
2017 and thereafter	921
$29,505
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
As of December 31, 2011, Sprint sponsored four incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); the Nextel Incentive Equity Plan (Nextel Plan) and the Management Incentive Stock Option Plan (MISOP) (together, "Compensation Plans"). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

individuals as defined by the plan. Options, other than those issued through the offer to exchange ("Exchange Offer") described below, are generally granted with an exercise price equal to the market value of the underlying shares on the grant date, generally vest on an annual basis over three or four years, and generally have a contractual term of ten years. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Performance-based restricted stock units awarded in 2011 and 2010 have three distinct one-year performance periods and are granted in each period once the performance objectives are established, usually during the first quarter of each calendar year. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.
During 2011, the number of shares available and reserved for future grants under the 2007 Plan totaled approximately 165 million common shares. The number of shares available under the 2007 Plan includes any shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, or otherwise terminated, which totaled approximately 10 million shares in 2011. As of December 31, 2011, restricted stock units and options to acquire about 56 million shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 9 million shares were outstanding under the 1997 Program, options to acquire about 3 million shares were outstanding under the Nextel Plan and options to acquire about 5 million common shares were outstanding under the MISOP.
Under our ESPP, eligible employees may subscribe quarterly to purchase shares of our Series 1 common stock through payroll deductions of up to 20% of eligible compensation. Effective April 1, 2009 the purchase price is equal to 95% of the market value on the last trading day of each quarterly offering period, modified from 90% of the market value in previous periods. The aggregate number of shares purchased by an employee may not exceed 9,000 shares or $25,000 of fair market value in any calendar year, subject to limitations imposed by the Internal Revenue Code. As of December 31, 2011, the ESPP has approximately 77 million common shares authorized and reserved for future purchases, which is net of elections made by employees participating in the fourth quarter 2011 offering period under the ESPP to purchase about 1.5 million of our common shares, which were issued in the first quarter 2012. Employees purchased these shares for $2.21 per share.
Currently, we use new shares to satisfy share-based awards or treasury shares, if available.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $73 million for 2011, $70 million for 2010, and $81 million for 2009. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards was $13 million for 2011, $(18) million for 2010, and $(3) million for 2009.
As of December 31, 2011, there was $42 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 1.60 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $9 million for 2011, $7 million for 2010, and insignificant for 2009.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Options
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. Options outstanding as of December 31, 2011 include options granted under the 2007 Plan, the 1997 Program, the Nextel Plan, and the MISOP, as discussed above. The risk-free interest rate used is based on the zero-coupon U.S. Treasury bond, with a term equal to the expected term of the options. The volatility used is the implied volatility from traded options on our common shares. The expected dividend yield used is estimated based on our historical dividend yield and other factors. The expected term of options granted is estimated using the simplified method, defined as the average of the vesting term and the contractual term as our historical data is not expected to represent the future expected term of equity awards due to our severance activities over the last several years.
The following table provides the estimated fair value and assumptions used in determining the fair value of option awards granted during 2011, 2010 and 2009:

	2011			2010			2009
Weighted average grant date fair value	$1.89			$1.97			$3.07
Risk free interest rate	2.34	-	2.55%	2.71	-	2.74%	2.05	-	2.86%
Volatility	41.8	-	42.9%	58.5%			72.0	-	126.2%
Weighted average expected volatility	42.9%			58.5%			113.6%
Expected dividend yield	—%			—%			—%
Weighted average expected dividend yield	—%			—%			—%
Expected term (years)	6.0			6.0	-	6.25	6.25	-	6.5
Options granted (millions)	8			8			28
A summary of the status of the options under our option plans as of December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding at January 1, 2011	72	$10.79
Granted	8	$4.22
Exercised	(2)	$3.60
Forfeited/expired	(13)	$22.37
Outstanding at December 31, 2011	65	$8.16	6.19	$—
Vested or expected to vest at December 31, 2011	63	$8.31	6.11	$—
Exercisable at December 31, 2011	39	$11.14	4.89	$—

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Units
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. A summary of the status of the restricted stock units as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in millions)
Outstanding at January 1, 2011	2	5	$3.45	$7.03
Granted	4	—	$4.21	$—
Vested	—	(3)	$—	$6.10
Forfeited	—	—	$—	$—
Outstanding at December 31, 2011	6	2	$3.95	$8.52
The total fair value of restricted stock units vested during the years ended December 31, 2011, 2010 and 2009 was $15 million, $40 million, and $53 million, respectively. The weighted-average grant date fair value of restricted stock units granted during 2011 was $4.25 per unit, compared with $3.48 per unit for 2010 and $2.96 per unit for 2009.
Certain restricted stock units outstanding as of December 31, 2011 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met.

Note 14.	Shareholders' Equity and Per Share Data
Our articles of incorporation authorize 6,620,000,000 shares of capital stock as follows:

•	6,000,000,000 shares of Series 1 voting common stock, par value $2.00 per share;

•	500,000,000 shares of Series 2 voting common stock, par value $2.00 per share;

•	100,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, no par value per share.
Classes of Common Stock
Series 1 Common Stock
The holders of our Series 1 common stock are entitled to one vote per share on all matters submitted for action by the shareholders. There were about 3.0 billion shares of Series 1 common stock outstanding as of December 31, 2011.
Series 2 Common Stock
The holders of our Series 2 common stock are entitled to 10% of one vote per share, but otherwise have rights that are substantially identical to those of the Series 1 common stock. In 2009, certain holders of our Series 2 common stock exercised their rights to convert 39.8 million Series 2 shares to 39.8 million Series 1 shares, resulting in an $80 million and $785 million reduction to common shares and paid-in capital, respectively, and a corresponding $865 million reduction in treasury shares. In 2011, the remaining 35 million Series 2 shares were converted to 35 million Series 1 shares, resulting in a $38 million and $168 million reduction in common shares and paid-in capital, respectively, and a corresponding $206 million reduction in treasury shares. As a result, there were no shares of Series 2 common stock outstanding as of December 31, 2011.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Dividends
We did not declare any dividends on our common shares in 2011, 2010, or 2009. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described in note 7.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	As of December 31,
	2011	2010
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(830)	$(536)
Unrealized net gains related to investments	7	5
Foreign currency translation adjustments	31	29
Accumulated other comprehensive loss	$(792)	$(502)
Per Share Data
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 27 million, 30 million, and 28 million shares as of December 31, 2011, 2010, and 2009, respectively. All such potentially dilutive shares were antidilutive for 2011, 2010 and 2009 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

Note 15.	Segments
Sprint operates two reportable segments: Wireless and Wireline.

•
Wireless primarily includes retail, wholesale and affiliate revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale of wireless devices and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.

•
Wireline primarily includes revenue from domestic and international wireline voice and data communication services, including services to the cable multiple systems operators that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-user subscribers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, and goodwill and asset impairments solely and directly attributable to the segment. Expense and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry-wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2011
Net operating revenues	$30,301	$3,370	$8	$33,679
Inter-segment revenues(1)	—	956	(956)	—
Total segment operating expenses	(26,034)	(3,526)	953	(28,607)
Segment earnings	$4,267	$800	$5	5,072
Less:
Depreciation and amortization				(4,858)
Other, net(2)				(106)
Operating income				108
Interest expense				(1,011)
Equity in losses of unconsolidated investments, net			$(1,730)	(1,730)
Other expense, net				(3)
Loss before income taxes				$(2,636)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2010
Net operating revenues	$28,597	$3,959	$7	$32,563
Inter-segment revenues(1)	—	1,081	(1,081)	—
Total segment operating expenses	(24,066)	(3,950)	1,086	(26,930)
Segment earnings	$4,531	$1,090	$12	5,633
Less:
Depreciation and amortization				(6,248)
Other, net(2)				20
Operating loss				(595)
Interest expense				(1,464)
Equity in losses of unconsolidated investments, net			$(1,286)	(1,286)
Other income, net				46
Loss before income taxes				$(3,299)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2009
Net operating revenues	$27,786	$4,471	$3	$32,260
Inter-segment revenues(1)	—	1,158	(1,158)	—
Total segment operating expenses	(22,588)	(4,408)	1,143	(25,853)
Segment earnings	$5,198	$1,221	$(12)	6,407
Less:
Depreciation and amortization				(7,416)
Other, net(2)				(389)
Operating loss				(1,398)
Interest expense				(1,450)
Equity in losses of unconsolidated investments, net			$(803)	(803)
Other income, net				157
Loss before income taxes				$(3,494)

Other Information	Wireless	Wireline	Corporate, Other and Eliminations(3)	Consolidated
	(in millions)
2011
Capital expenditures	$2,702	$168	$260	$3,130
Total assets	37,606	2,355	9,422	49,383
2010
Capital expenditures	$1,455	$223	$257	$1,935
Total assets	38,445	2,655	10,554	51,654
2009
Capital expenditures	$1,149	$267	$187	$1,603
Total assets	42,338	2,987	10,099	55,424
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to wireless subscribers.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
2011
Wireless services	$27,129	$—	$—	$27,129
Wireless equipment	2,911	—	—	2,911
Voice	—	1,915	(643)	1,272
Data	—	460	(163)	297
Internet	—	1,878	(151)	1,727
Other	261	73	9	343
Total net operating revenues	$30,301	$4,326	$(948)	$33,679
2010
Wireless services	$25,677	$—	$—	$25,677
Wireless equipment	2,703	—	—	2,703
Voice	—	2,249	(732)	1,517
Data	—	519	(140)	379
Internet	—	2,175	(209)	1,966
Other	217	97	7	321
Total net operating revenues	$28,597	$5,040	$(1,074)	$32,563
2009
Wireless services	$25,286	$—	$—	$25,286
Wireless equipment	1,954	—	—	1,954
Voice	—	2,563	(787)	1,776
Data	—	662	(129)	533
Internet	—	2,293	(242)	2,051
Other	546	111	3	660
Total net operating revenues	$27,786	$5,629	$(1,155)	$32,260
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless customers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2011
Net operating revenues	$8,313	$8,311	$8,333	$8,722
Operating income (loss)	259	79	208	(438)
Net loss	(439)	(847)	(301)	(1,303)
Basic and diluted loss per common share(1)	(0.15)	(0.28)	(0.10)	(0.43)
	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2010
Net operating revenues	$8,085	$8,025	$8,152	$8,301
Operating loss	(180)	(63)	(213)	(139)
Net loss	(865)	(760)	(911)	(929)
Basic and diluted loss per common share(1)	(0.29)	(0.25)	(0.30)	(0.31)
_____________

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Bellevue, Washington
We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clearwire Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Seattle, Washington
February 16, 2012

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$891,929	$1,230,242
Short-term investments	215,655	502,316
Restricted cash	1,000	1,000
Accounts receivable, net of allowance of $5,542 and $3,792	83,660	24,653
Inventory	23,832	17,432
Prepaids and other assets	71,083	82,580
Total current assets	1,287,159	1,858,223
Property, plant and equipment, net	3,014,277	4,447,374
Restricted cash	7,619	29,355
Spectrum licenses, net	4,298,254	4,348,882
Other intangible assets, net	40,850	60,884
Other assets	157,797	199,003
Assets of discontinued operations (Note 18)	36,696	96,765
Total assets	$8,842,652	$11,040,486
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$157,172	$448,789
Other current liabilities	122,756	226,997
Total current liabilities	279,928	675,786
Long-term debt, net	4,019,605	4,017,019
Deferred tax liabilities, net	152,182	838
Other long-term liabilities	719,703	444,774
Liabilities of discontinued operations (Note 18)	25,196	32,071
Total liabilities	5,196,614	5,170,488
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 2,000,000 and 1,500,000 shares authorized; 452,215 and 243,544 shares outstanding	45	24
Class B common stock, par value $0.0001, 1,400,000 and 1,000,000 shares authorized; 839,703 and 743,481 shares outstanding	83	74
Additional paid-in capital	2,714,634	2,221,110
Accumulated other comprehensive income	2,793	2,495
Accumulated deficit	(1,617,826)	(900,493)
Total Clearwire Corporation stockholders’ equity	1,099,729	1,323,210
Non-controlling interests	2,546,309	4,546,788
Total stockholders’ equity	3,646,038	5,869,998
Total liabilities and stockholders’ equity	$8,842,652	$11,040,486

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenues	$1,253,466	$535,103	$243,772
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	1,249,966	912,776	410,899
Selling, general and administrative expense	698,067	870,980	515,296
Depreciation and amortization	687,636	454,003	190,273
Spectrum lease expense	308,693	279,993	259,359
Loss from abandonment of network and other assets	700,341	180,001	7,864
Total operating expenses	3,644,703	2,697,753	1,383,691
Operating loss	(2,391,237)	(2,162,650)	(1,139,919)
Other income (expense):
Interest income	2,335	4,950	9,649
Interest expense	(505,992)	(152,868)	(69,431)
Gain (loss) on derivative instruments	145,308	63,255	(6,976)
Other income (expense), net	681	(2,671)	(1,751)
Total other expense, net	(357,668)	(87,334)	(68,509)
Loss from continuing operations before income taxes	(2,748,905)	(2,249,984)	(1,208,428)
Income tax provision	(106,828)	(1,218)	(160)
Net loss from continuing operations	(2,855,733)	(2,251,202)	(1,208,588)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	2,158,831	1,775,840	894,841
Net loss from continuing operations attributable to Clearwire Corporation	(696,902)	(475,362)	(313,747)
Net loss from discontinued operations attributable to Clearwire Corporation (Note 18)	(20,431)	(12,075)	(11,835)
Net loss attributable to Clearwire Corporation	$(717,333)	$(487,437)	$(325,582)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(2.70)	$(2.14)	$(1.66)
Diluted	$(2.99)	$(2.41)	$(1.68)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(2.78)	$(2.19)	$(1.72)
Diluted	$(3.07)	$(2.46)	$(1.74)

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(2,855,733)	$(2,251,202)	$(1,208,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	105,308	—	(218)
Non-cash gain on derivative instruments	(145,308)	(63,255)	(6,939)
Accretion of discount on debt	40,216	6,113	66,375
Depreciation and amortization	687,636	454,003	190,273
Amortization of spectrum leases	53,674	57,433	57,898
Non-cash rent expense	342,962	200,901	108,953
Loss on property, plant and equipment (Note 5)	966,441	345,727	60,493
Other operating activities	27,745	49,506	30,477
Changes in assets and liabilities:
Inventory	15,697	(11,697)	(9,713)
Accounts receivable	(54,212)	(20,550)	(2,069)
Prepaids and other assets	22,447	(73,767)	(65,150)
Prepaid spectrum licenses	(4,360)	(3,294)	(23,861)
Accounts payable and other liabilities	(135,683)	144,680	326,527
Net cash used in operating activities of continuing operations	(933,170)	(1,165,402)	(475,542)
Net cash provided by (used in) operating activities of discontinued operations	2,381	(3,311)	3,058
Net cash used in operating activities	(930,789)	(1,168,713)	(472,484)
Cash flows from investing activities:
Capital expenditures	(405,655)	(2,646,365)	(1,444,126)
Purchases of available-for-sale investments	(957,883)	(2,098,705)	(3,571,154)
Disposition of available-for-sale investments	1,255,176	3,776,805	3,280,455
Other investing activities	20,229	(44,119)	(40,887)
Net cash used in investing activities of continuing operations	(88,133)	(1,012,384)	(1,775,712)
Net cash used in investing activities of discontinued operations	(3,886)	(834)	(7,287)
Net cash used in investing activities	(92,019)	(1,013,218)	(1,782,999)
Cash flows from financing activities:
Principal payments on long-term debt	(29,957)	(876)	(1,171,775)
Proceeds from issuance of long-term debt	—	1,413,319	2,467,830
Debt financing fees	(1,159)	(53,285)	(44,217)
Equity investment by strategic investors	331,400	54,828	1,481,813
Proceeds from issuance of common stock	387,279	304,015	12,196
Net cash provided by financing activities of continuing operations	687,563	1,718,001	2,745,847
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash provided by financing activities	687,563	1,718,001	2,745,847
Effect of foreign currency exchange rates on cash and cash equivalents	(4,573)	(525)	1,510
Net (decrease) increase in cash and cash equivalents	(339,818)	(464,455)	491,874
Cash and cash equivalents:
Beginning of period	1,233,562	1,698,017	1,206,143
End of period	893,744	1,233,562	1,698,017
Less: cash and cash equivalents of discontinued operations at end of period	1,815	3,320	7,465
Cash and cash equivalents of continuing operations at end of period	$891,929	$1,230,242	$1,690,552
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$474,849	$336,314	$119,277
Swap interest paid, net	$—	$—	$13,915
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$14,144	$120,025	$89,792
Fixed asset purchases financed by long-term debt	$11,514	$133,288	$—
Non-cash financing activities:
Vendor financing obligations	$(3,332)	$(60,251)	$—
Capital lease obligations	$(8,182)	$(73,037)	$—
See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2011, 2010 and 2009

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2008	190,002	$19	505,000	$51	$2,092,861	$3,194	$(29,933)	$5,436,618	$7,502,810
Net loss from continuing operations	—	—	—	—	—	—	(313,747)	(894,841)	(1,208,588)
Net loss from discontinued operations	—	—	—	—	—	—	(11,835)	(33,423)	(45,258)
Foreign currency translation adjustment	—	—	—	—	—	254	—	42	296
Unrealized gain on investments	—	—	—	—	—	297	—	1,622	1,919
Comprehensive loss								(926,600)	(1,251,631)
Issuance of common stock, net of issuance costs, and other capital transactions	6,765	1	229,239	22	(104,148)	—	(57,541)	1,655,675	1,494,009
Share-based compensation and other transactions	—	—	—	—	11,348	—	—	15,832	27,180
Balances at December 31, 2009	196,767	20	734,239	73	2,000,061	3,745	(413,056)	6,181,525	7,772,368
Net loss from continuing operations	—	—	—	—	—	—	(475,362)	(1,775,840)	(2,251,202)
Net loss from discontinued operations	—	—	—	—	—	—	(12,075)	(39,817)	(51,892)
Foreign currency translation adjustment	—	—	—	—	—	(1,180)	—	(5,042)	(6,222)
Unrealized gain on investments	—	—	—	—	—	437	—	1,917	2,354
Comprehensive loss								(1,818,782)	(2,306,962)
Issuance of common stock, net of issuance costs, and other capital transactions	46,777	4	9,242	1	208,385	(507)	—	150,123	358,006
Share-based compensation and other transactions	—	—	—	—	12,664	—	—	33,922	46,586
Balances at December 31, 2010	243,544	24	743,481	74	2,221,110	2,495	(900,493)	4,546,788	5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(696,902)	(2,158,831)	(2,855,733)
Net loss from discontinued operations	—	—	—	—	—	—	(20,431)	(61,379)	(81,810)
Foreign currency translation adjustment	—	—	—	—	—	1,149	—	2,764	3,913
Unrealized loss on investments	—	—	—	—	—	(1,515)	—	(4,615)	(6,130)
Comprehensive loss								(2,222,061)	(2,939,760)
Issuance of common stock, net of issuance costs, and other capital transactions	208,671	21	173,635	17	478,394	664	—	210,088	689,184
Surrender of Class B common stock	—	—	(77,413)	(8)	—	—	—	—	(8)
Share-based compensation and other transactions	—	—	—	—	15,130	—	—	11,494	26,624
Balances at December 31, 2011	452,215	$45	839,703	$83	$2,714,634	$2,793	$(1,617,826)	$2,546,309	$3,646,038

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country.Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. As of December 31, 2011, we offered our services in 88 markets in the United States covering an estimated 134.2 million people, including an estimated 131.9 million people covered by our 4G mobile broadband networks in 71 markets. Our 4G mobile broadband network provides a connection anywhere within our coverage area.

In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for substantially all of our wholesale sales to date, and offers services in each of our 4G markets. We are currently focused on growing our revenue by continuing to build our wholesale business and leveraging our retail business, reducing expenses and seeking additional capital for our current business and to continue the development of our network.

Over the long term, we will need to greatly expand our revenue base by increasing sales to our existing wholesale partners, primarily Sprint, and by adding additional wholesale partners. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators in the United States, including Sprint, as their next generation wireless technology. By deploying LTE, we believe that we will be able to take advantage of our leading spectrum position to offer offload data capacity to Sprint and other existing and future mobile broadband service providers for resale to their customers on a cost effective basis.
As of December 31, 2011, we believe that we had sufficient cash to fund the near-term liquidity needs of our business for the next 12 months based on the cash and short term investments we had on hand as of the end of the quarter, the expected impact of our recent expense reductions, and the cash we expect to receive for our mobile WiMAX services from our retail business and from Sprint under the new agreement signed with them in November 2011, which we refer to as the November 2011 4G MVNO Amendment (See Note 17, Related Party Transactions, for further information). We do not expect our operations to generate cumulative positive cash flows during the next twelve months. If our business fails to perform as we expect or if we incur unforeseen expenses, we may be required to raise additional capital in the near term to fund our current business, including the deployment of our LTE network. Also, we believe we may need to raise substantial additional capital to fund our business and meet our financial obligations beyond the next 12 months.

2.	Summary of Significant Accounting Policies
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP, and pursuant to the rules and regulations of the Securities and Exchange Commission, which we refer to as the SEC. The following is a summary of our significant accounting policies:
Principles of Consolidation - The consolidated financial statements include all of the assets, liabilities and results of operations of our wholly-owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. Investments in entities that we do not control and are not the primary beneficiary, but for which we have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. All intercompany transactions are eliminated in consolidation.
Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and we allocate net income (loss), other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute our non-controlling interests their share of losses even if that attribution results in a deficit non-controlling interest balance. See Note 15, Stockholders' Equity, for further information.
Financial Statement Presentation -
We have reclassified certain prior period amounts to conform with the current period presentation.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
We operate with a single reportable segment as a provider of 4G wireless broadband services in the United States. Prior to June 30, 2011, we had identified two reportable segments: the United States and the international operations. As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain, which principally represent our remaining international operations. Our goal is to complete these sales within one year and as a result, substantially all of the international operations' assets and liabilities have been classified and accounted for as held for sale and reported as discontinued operations. Subsequent to June 30, 2011, our remaining international assets are comprised primarily of investments in international affiliates and notes receivable.
The assets or asset group of the discontinued operations are measured at the lower of its carrying amount or fair value less cost to sell. The fair value of the assets or asset group is calculated based on information from initial negotiations. Net loss from discontinued operations for the year ended December 31, 2011 included $59.8 million of charges associated with adjusting the carrying value of the assets or asset group to fair value less cost to sell and impairment charges recorded prior to assets being classified as held for sale. Net loss from discontinued operations during the years ended December 31, 2010 included $10.4 million of impairment charges. No impairment charges were recorded to discontinued operations during the year ended December 31, 2009. See Note 18, Discontinued Operations, for further discussion. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.
Our international subsidiaries generally use their local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Resulting translation adjustments are recorded within accumulated other comprehensive income (loss). Income and expense accounts are translated at the average monthly exchange rates. The effects of changes in exchange rates between the designated functional currency and the currency in which a transaction is denominated are recorded as foreign currency transaction gains (losses) and recorded in Net loss from discontinued operations attributable to Clearwire Corporation on the consolidated statement of operations.
Use of Estimates - Preparing financial statements in conformity with U.S. GAAP requires management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our subscribers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.
Significant estimates inherent in the preparation of the accompanying financial statements include: impairment analysis of spectrum licenses with indefinite lives, including judgments about when an impairment indicator may or may not have occurred and estimates of the fair value of our spectrum licenses, the recoverability and determination of useful lives for long-lived assets, which include property, plant and equipment and other intangible assets, tax valuation allowances, determination of sublease rentals in the computation of cease-to-use tower operating lease liability and valuation of derivatives.
Cash and Cash Equivalents - Cash equivalents consist of money market mutual funds and highly liquid short-term investments, with original maturities of three months or less. Cash equivalents are stated at cost, which approximates market value. Cash and cash equivalents exclude cash that is contractually restricted for operational purposes. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and management believes the credit risk related to these balances to be minimal.
Restricted Cash - Restricted cash consists primarily of amounts we have set aside to satisfy certain contractual obligations and is classified as a current or non-current asset based on its designated purpose. The majority of this restricted cash has been designated to satisfy certain vendor contractual obligations.
Investments - We have an investment portfolio comprised primarily of U.S. Government and Agency Issues. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments that are available for current operations are recorded as short-term investments when the original maturities are greater than three months but remaining maturities are less than one year. Our investments with maturities of more than one

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

year are recorded as long-term investments. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Realized gains and losses are measured and reclassified from accumulated other comprehensive income (loss) on the basis of the specific identification method.
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
We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price, investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. If it is judged that a decline in fair value is other-than-temporary, a realized loss equal to the decline is reflected in the consolidated statement of operations, and a new cost basis in the investment is established.
Fair Value Measurements - Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we use various methods including market, cost and income approaches. Based on these approaches, we utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk. The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:
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
We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. If listed prices or quotes are not available, fair value is based upon internally developed or other available models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate yield curves, volatilities, equity or debt prices, and credit curves. We utilize certain assumptions that market participants would use in pricing the financial instrument, including assumptions about risk, such as credit, inherent and default risk. The degree of management judgment involved in determining fair value is dependent upon the availability of quoted market prices or observable market parameters. For assets or liabilities that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. In these instances, we use certain unobservable inputs that cannot be validated by reference to a readily observable market or exchange data and rely, to a certain extent, on our own assumptions about the assumptions that a market participant would use in pricing the security. These internally derived values are compared with non-binding values received from brokers or other independent sources, as available. See Note 12, Fair Value, for further information.
Accounts Receivable - Accounts receivables are stated at amounts due from subscribers and our wholesale partners net of an allowance for doubtful accounts. See Note 17, Related Party Transactions, for further information regarding accounts receivable balances with related parties.
Inventory - Inventory primarily consists of customer premise equipment, which we refer to as CPE, and other accessories sold to retail subscribers and is stated at the lower of cost or net realizable value. Cost is determined under the average cost method. We record inventory write-downs for obsolete and slow-moving items based on inventory turnover trends and historical experience.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Property, Plant and Equipment - Property, plant and equipment, which we refer to as PP&E, is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets once the assets are placed in service. Our network construction expenditures are recorded as construction in progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate PP&E category. We capitalize costs of additions and improvements, including salaries, benefits and related overhead costs associated with constructing PP&E and interest costs related to construction. The estimated useful life of equipment is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Maintenance and repairs are expensed as incurred.
PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we determine the recoverability of the asset's carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use and disposal of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value of the asset and its carrying value. For purposes of testing impairment, our long-lived assets, including PP&E and intangible assets with definite useful lives, and our spectrum license assets in the United States are combined into a single asset group. This represents the lowest level for which there are identifiable cash flows which are largely independent of other assets and liabilities, and management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management's strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide networks. For PP&E in the United States, there were no impairment losses recorded in the years ended December 31, 2011, 2010 and 2009.
In addition to the analyses described above, we periodically assess certain assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. This assessment includes the provision for differences between recorded amounts and the results of physical counts and the provision for excessive and obsolete equipment. See Note 5, Property, Plant and Equipment, for further information.
Internally Developed Software - We capitalize costs related to computer software developed or obtained for internal use, and interest costs incurred during the period of development. Software obtained for internal use has generally been enterprise-level business and finance software customized to meet specific operational needs. Costs incurred in the application development phase are capitalized and amortized over the useful life of the software once the software has been placed in service, which is generally three years. We periodically assess capitalized software costs that have not been placed in service to determine whether any projects are no longer expected to be completed. The capitalized cost associated with any projects that are not expected to be completed are written down. Costs recognized in the preliminary project phase and the post-implementation phase, as well as maintenance and training costs, are expensed as incurred.
Spectrum Licenses - Spectrum licenses primarily include owned spectrum licenses with indefinite lives, owned spectrum licenses with definite lives, and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairments for any of the periods presented for indefinite lived intangible assets in the United States.
Favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for favorable spectrum leases in the years ended December 31, 2011, 2010 and 2009.
Other Intangible Assets - Other intangible assets consist of subscriber relationships, trademarks, patents and other, and are

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

stated at cost net of accumulated amortization. Amortization is calculated using either the straight-line method or an accelerated method over the assets' estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment losses for our other intangible assets in the United States in the years ended December 31, 2011, 2010 and 2009.
Derivative Instruments and Hedging Activities - It is our policy that hedging activities are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. We record all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting.
During 2010, we issued exchangeable notes that included embedded exchange options which qualified as derivative instruments and are required to be accounted for separately from the host debt instruments and recorded as derivative financial instruments at fair value. The embedded exchange options, which we refer to as the Exchange Options, do not qualify for hedge accounting, and as such, all future changes in the fair value of these derivative instruments will be recognized currently in earnings until such time as the Exchange Options are exercised or expire. See Note 11, Derivative Instruments, for further information.
In addition, in the event of an issuance of new equity securities or securities exchangeable or convertible into capital stock, which we refer to as New Securities, certain existing equityholders are entitled to pre-emptive rights which allow them to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value. See Note 11, Derivative Instruments, for further information.
Debt Issuance Costs - Debt issuance costs are initially capitalized as a deferred cost and amortized to interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expenses), net in the consolidated statements of operations. Unamortized debt issuance costs are recorded in other assets in the consolidated balance sheets.
Interest Capitalization - We capitalize interest related to our owned spectrum licenses and the related construction of our network infrastructure assets, as well as the development of software for internal use. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use or when we suspend substantially all construction activity. Interest is capitalized on construction in progress, software under development and spectrum licenses accounted for as intangible assets with indefinite useful lives. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets or software assets and depreciated over the useful lives of those assets.
Income Taxes - We record deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities using the tax rates expected to be in effect when the temporary differences reverse. Deferred tax assets are also recorded for net operating loss, capital loss, and tax credit carryforwards. Valuation allowances, if any, are recorded to reduce deferred tax assets to the amount considered more likely than not to be realized. We also apply a recognition threshold that a tax position is required to meet before being recognized in the financial statements. Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense.
Revenue Recognition - We primarily earn revenue by providing access to our high-speed wireless networks. Also included in revenue are sales and leases of CPE and additional add-on services, including personal and business email. In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. We believe that the geographic diversity of our retail subscriber base minimizes the risk of incurring material losses due to concentration of credit risk. Sprint, our major wholesale customer, accounts for substantially all of our wholesale sales to date, and comprise approximately 39% of total revenues during the year ended December 31, 2011.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue consisted of the following (in thousands):

	For the Year Ended December 31,
	2011	2010	2009
Retail revenue	$758,254	$480,761	$238,687
Wholesale revenue	493,661	50,593	2,503
Other revenue	1,551	3,749	2,582
Total revenues	$1,253,466	$535,103	$243,772
Revenue from retail subscribers is billed one month in advance and recognized ratably over the contracted service period. Revenues associated with the sale of CPE and other equipment to subscribers is recognized when title and risk of loss is transferred to the subscriber. Shipping and handling costs billed to subscribers are classified as revenue.
Revenues from wholesale subscribers are billed one month in arrears and are generally recognized as they are earned, based on terms defined in our commercial agreements with our wholesale partners. For 2011, the majority of our wholesale revenues were derived from our agreement with Sprint.  Under that agreement, revenues were earned as Sprint utilized our network, with usage-based pricing that included volume discounts.  In November, 2011, we entered into the November 2011 4G MVNO Amendment with Sprint which, among other things, provides for unlimited access to our WiMAX network for 2012 and 2013 for one flat price.  See Note 17, Related Party Transactions, for further information on the provisions of this new agreement.
In October 2009, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance that amends the revenue recognition for multiple-element arrangements and expands the disclosure requirements related to such arrangements. The new guidance amends the criteria for separating consideration in multiple-deliverable arrangements, establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation, and requires the application of relative selling price method in allocating the arrangement consideration to all deliverables. We adopted the new accounting guidance on January 1, 2011. Adoption of the new guidance did not have a material impact on our financial statements.
On April 18, 2011, we signed a series of agreements with Sprint, which we refer to as the April 2011 Sprint Wholesale Amendments, wherein, among other things, the parties agreed on a new usage-based pricing structure that applies to most 4G wireless broadband services purchased by Sprint, and Sprint agreed to pay us $28.2 million to settle outstanding disputes related to prior usage, which we refer to as the Settlement Amount. Because the April 2011 Sprint Wholesale Amendments were explicitly linked to one another, the Settlement Amount was treated as partial consideration for a revenue arrangement with multiple deliverables and was allocated to separate units of accounting based on the deliverables' relative selling prices. Revenue-generating activities to which value was attributed in the April 2011 Sprint Wholesale Amendments included: permission for Sprint to resell the 4G wireless broadband services on a wholesale basis to other companies, and those companies' ability, in turn, to resell the 4G wireless broadband services on a wholesale basis; additional pricing discounts for Sprint relative to the prices paid by other resellers for certain 4G wireless broadband services; and new prices to be paid by us for 3G wireless service.
To allocate arrangement consideration to multiple deliverables, a selling price hierarchy was used to determine the selling price of the deliverables. In accordance with the selling price hierarchy, the selling price for each deliverable is based on vendor-specific objective evidence, which we refer to as VSOE, if available, third-party evidence, which we refer to as TPE, if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. As neither VSOE nor TPE were available for the identified revenue-generating activities in the April 2011 Sprint Wholesale Amendments, we determined the estimated selling price of each revenue-generating activity using a discounted cash flow model considering provisions of the April 2011 Sprint Wholesale Amendment, market conditions as well as entity-specific factors. Key assumptions in determining the estimated selling price of each deliverable include, but are not limited to, estimated incremental revenue from new activities based on forecasted subscriber growth rates and usage levels, estimated profit margin and discount rate. The $28.2 million consideration received was allocated to each identified deliverable in the April 2011 Sprint Wholesale Amendments based on their relative estimated selling price. Any revenue attributable to the delivered elements was recognized currently in revenue and any revenue attributable to the undelivered elements was deferred and will be recognized as the undelivered elements are expected to be delivered over the remaining term of the agreements.
Advertising Costs - Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

expense was $76.4 million, $213.9 million and $99.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Net Loss per Share - Basic net loss per Class A common share is computed by dividing Net loss attributable to Clearwire Corporation by the weighted-average number of Class A common shares of Clearwire Corporation, which we refer to as Class A Common Shares, outstanding during the period. Diluted net loss per Class A common share is computed by dividing Net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Shares and dilutive Class A Common Share equivalents outstanding during the period. Class A Common Share equivalents generally consist of the Class A Common Shares issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive Class A Common Share equivalents are excluded from the calculation of diluted net loss per Class A Common Share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. The potential exchange of Clearwire Communications LLC Class B common interests, which we refer to as Class B Common Interests, together with Clearwire Corporation Class B common stock, which we refer to as Class B Common Stock, for Class A Common Stock may have a dilutive effect due to certain tax effects. On an “if converted” basis, shares issuable upon the conversion of the exchangeable notes may also have a dilutive effect. See Note 16, Net Loss Per Share, for further information.
Operating Leases - We have operating leases for spectrum licenses, towers and certain facilities, and equipment for use in our operations. Certain of our spectrum licenses are leased from third-party holders of Educational Broadband Service, which we refer to as EBS, spectrum licenses granted by the Federal Communications Commission, which we refer to as the FCC. EBS licenses authorize the provision of certain communications services on the EBS channels in certain markets throughout the United States. We account for these spectrum leases as executory contracts which are similar to operating leases. Signed leases which have unmet conditions required to become effective are not amortized until such conditions are met and are included in spectrum licenses in the accompanying consolidated balance sheets, if such leases require upfront payments. For leases containing scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease, including the expected renewal periods as appropriate. For leases containing tenant improvement allowances and rent incentives, we record deferred rent, which is a liability, and that deferred rent is amortized over the term of the lease, including the expected renewal periods as appropriate, as a reduction to rent expense.
We periodically terminate unutilized tower leases, or when early termination is not available under the terms of the lease, we advise our landlords of our intention not to renew. At the time we notify our landlords of our intention not to renew, we recognize a cease-to-use tower lease liability based on the remaining lease rentals adjusted for any prepaid or deferred rent recognized under the lease, reduced by estimated sublease rentals that could be reasonably obtained for the property.

Recent Accounting Pronouncements
In May 2011, the FASB issued new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The new guidance is largely consistent with existing fair value measurement principles in U.S. GAAP but does expand existing disclosure requirements and make other amendments such as clarification regarding: application of the highest and best use and valuation premise concepts; application of blockage factors and other premiums and discounts; and measuring the fair value of financial instruments that are managed within a portfolio and instruments classified within shareholders' equity. Disclosure requirements have been enhanced with the most significant change requiring entities to disclose quantitative information about unobservable inputs used in a recurring Level 3 fair value measurement, a description of the valuation processes used and a qualitative discussion about the sensitivity of the measurements. In addition, entities must report the level in the fair value hierarchy of assets and liabilities not recorded at fair value but for which fair value is required to be disclosed. The new accounting guidance is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption prohibited. As the new accounting guidance will primarily amend the disclosure requirements related to fair value measurement, we do not expect the adoption to have any impact on our financial condition or results of operations.
In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. Full retrospective application is required. In December 2011, the FASB issued an amendment to the accounting guidance on the presentation of other

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

comprehensive income which deferred the effective date for the provisions pertaining to reclassification adjustments. As the new accounting guidance will only amend the presentation requirements of other comprehensive income, we do not expect the adoption to have any impact on our financial condition or results of operations.

3.	Charges Resulting from Cost Savings Initiatives

In connection with our cost savings initiatives, during the year ended December 31, 2011, a total of approximately 5,800 unutilized tower leases have either been terminated or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. In connection with this lease termination initiative, we incurred lease termination costs and recognized a cease-to-use tower lease liability based on the remaining lease rentals for leases subject to termination actions, reduced by estimated sublease rentals that could be reasonably obtained. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. In addition, where our current contract requires us to continue payments for certain executory costs for the remaining terms of these leases, we have accrued a liability for such costs. See Note 5, Property, Plant and Equipment for a description of the write down of costs for projects classified as construction in progress related to the above leases.

Other cost savings initiatives undertaken during 2010 and 2011 include workforce reductions for which we have recorded employee termination costs, the transfer of day-to-day customer care service management for our customers to TeleTech Holdings Inc., and the outsourcing of the operation, maintenance, and support of our mobile WiMAX network to Ericsson, Inc., which we refer to as Ericsson, for which we have recorded related employee termination and other exit costs. See Note 14, Share-Based Payments, for a description of the continued vesting of Clearwire Corporation, which we refer to as Clearwire, equity grants for certain former employees.

Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other Contract Termination Costs(1)	Employee Termination Costs	Other Exit Costs	Total
Costs incurred and charged to expense during:
Year ended December 31, 2010	$1,209	$10,494	$—	$11,703
Year ended December 31, 2011	155,643	9,404	420	165,467
Cumulative cost incurred to date(2)	$156,852	$19,898	$420	$177,170

Accrued liability as of December 31, 2010	$—	$4,647	$—	$4,647
Costs incurred, excluding non-cash credits	198,838	9,514	420	208,772
Cash and share payments	(34,435)	(12,564)	(420)	(47,419)
Accrued liability as of December 31, 2011(3)(4)	$164,403	$1,597	$—	$166,000

(1)
Lease and other contract termination costs for the year ended December 31, 2011 include non-cash credits of $43.2 million representing the reversal of deferred rent balances at the cease-use date and $37.8 million of accrued executory costs relating to unused tower sites where our current contract requires us to continue payments for the remaining term.

(2)	Based on current estimates, total costs for these activities are not expected to be significantly different from those incurred to date.

(3)
$3.4 million is recorded within Accounts payable and accrued expenses, $45.6 million is recorded as Other current liabilities and $117.0 million is recorded as Other long-term liabilities on the consolidated balance sheets. There were no significant adjustments to the liability during the year.

(4)
Accrual for Lease and other termination costs includes $17.6 million accrual for costs related to certain unused backhaul circuits where our current contract requires us to continue payments for the remaining term.

For the year ended December 31, 2011, $145.9 million was recorded as Cost of goods and services and network costs and $19.6 million was recorded as Selling, general and administrative expenses. For the year ended December 31, 2010, the entire expense of $11.7 million was recorded as Selling, general and administrative expenses. None of the above costs were incurred during the year ended December 31, 2009.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Investments
Investments as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011				December 31, 2010
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$215,627	$36	$(8)	$215,655	$502,121	$198	$(3)	$502,316
Long-term
Other debt securities	—	—	—	—	8,959	6,292	—	15,251
Total investments	$215,627	$36	$(8)	$215,655	$511,080	$6,490	$(3)	$517,567
Other debt securities include investments in collateralized debt obligations, which we refer to as CDOs, supported by preferred equity securities of insurance companies and financial institutions with stated final maturity dates in 2033 and 2034. During the fourth quarter of 2011, we sold the CDOs for total proceeds of $13.9 million and reclassified a gain of $4.9 million out of Accumulated other comprehensive income to Other income (expense), net on the consolidated statements of operations representing the difference between cost of $9.0 million and the total proceeds received. We also own Auction Market Preferred securities issued by a monoline insurance company which are perpetual and do not have a final stated maturity. Our Auction Market Preferred securities were fully written down and had no fair value at December 31, 2011 and 2010.
No other-than-temporary impairment losses were recorded for the years ended December 31, 2011 or 2010. For the year ended December 31, 2009 we recorded an other-than-temporary impairment loss of $10.0 million related to our other debt securities.

5.	Property, Plant and Equipment
Property, plant and equipment as of December 31, 2011 and 2010 consisted of the following (in thousands):

	Useful	December 31,
	Lives (Years)	2011	2010
Network and base station equipment	5-15	$3,350,696	$3,147,517
Customer premise equipment	2	82,545	141,122
Furniture, fixtures and equipment	3-7	450,254	430,451
Leasehold improvements	Lessor of useful life or lease term	46,435	49,402
Construction in progress	N/A	262,761	1,295,136
		4,192,691	5,063,628
Less: accumulated depreciation and amortization		(1,178,414)	(616,254)
		$3,014,277	$4,447,374

	Year Ended December 31,
	2011	2010	2009
Supplemental information (in thousands):
Capitalized interest	$18,823	$208,595	$140,168
Depreciation expense	$665,344	$427,850	$160,230

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At December 31, 2011 and 2010, we have recorded capital lease assets with an original cost of $81.2 million and $73.0 million, respectively, within network and base station equipment.
During the third quarter of 2011, as a result of our intent to deploy LTE on our network, we evaluated the remaining useful lives of our network equipment. We concluded that, because WiMAX related network assets are expected to continue to be in service supporting our customers, no change to the remaining useful lives was appropriate at this time. We will continue to monitor the estimated useful lives of our network equipment as our plans continue to evolve. Any further adjustments to those lives would likely result in increased depreciation expense in future periods.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. In addition to costs related to completing network projects not yet placed in service, the balance at December 31, 2011 also includes $134.4 million of network and base station equipment not yet assigned to a project and $15.6 million of costs related to information technology, which we refer to as IT, and other corporate projects.
Charges associated with Property, plant and equipment
We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. This assessment includes the provision for differences between recorded amounts and results of physical counts and the provisions for excessive and obsolete equipment. During 2011, we evaluated the costs included in construction in progress in conjunction with our plan to deploy LTE alongside our existing WiMAX network, and the shift in management's strategic network plans to focus on areas with high usage concentration. Any projects that no longer fit within these deployment plans were abandoned and the related costs written down, and any network equipment not required to support these future network deployment plans was written down to expected salvage value. This assessment resulted in the write-downs of network equipment and cell site development costs which are outlined in the table that follows. In addition, during the fourth quarter of 2011, we reviewed the remaining costs in construction in progress in conjunction with the November 2011 4G MVNO Amendment, which resulted in a shift from usage-based payments to a flat rate for unlimited access to our WiMAX network in 2012 and 2013. See Note 17, Related Party Transactions, for further discussion.
We also periodically assess certain assets associated with our corporate operations that have not yet been placed in service. Any projects which are no longer expected to be completed are written down to expected fair value. During 2011, certain internally-developed software projects were abandoned.
Additionally, in connection with our savings initiatives, during the year ended December 31, 2011, we identified, evaluated and terminated certain unutilized tower leases that no longer fit within management's deployment plan, or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such terminations were written down. See Note 3, Charges Resulting from Cost Savings Initiatives, for a discussion of the costs associated with lease terminations.
We incurred the following losses associated with PP&E for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Abandonment of network projects no longer meeting strategic network plans	$397,204	$180,001	$7,864
Abandonment of network projects associated with terminated leases	233,468	—	—
Abandonment of corporate projects	69,669	—	—
Total loss from abandonment of network and other assets	700,341	180,001	7,864
Charges for disposal and differences between recorded amounts and results of physical counts(1)	56,188	100,110	39,271
Charges for excessive and obsolete equipment(1)	209,912	65,616	13,358
Total losses on property, plant and equipment	$966,441	$345,727	$60,493
(1)     Included in Cost of goods and services and network costs on the consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.	Spectrum Licenses
Owned and leased spectrum licenses as of December 31, 2011 and 2010 consisted of the following (in thousands):

		December 31, 2011			December 31, 2010
	Wtd Avg Lease Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	Indefinite	$3,098,983	$—	$3,098,983	$3,097,057	$—	$3,097,057
Spectrum leases and prepaid spectrum	16-25 years	1,364,907	(181,033)	1,183,874	1,361,932	(124,945)	1,236,987
Pending spectrum and transition costs	N/A	15,397	—	15,397	14,838	—	14,838
Total spectrum licenses		$4,479,287	$(181,033)	$4,298,254	$4,473,827	$(124,945)	$4,348,882

Indefinite-lived Owned Spectrum Licenses — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain geographical areas in the United States. These licenses are generally acquired as an asset purchase or through a business combination. In some cases, we acquire licenses directly from the governmental authority.
Spectrum Leases and Prepaid Spectrum — We also lease spectrum from third parties who hold the spectrum licenses. These leases are accounted for as executory contracts, which are treated like operating leases. Upfront consideration paid to third-party holders of these leased licenses at the inception of a lease agreement is capitalized as prepaid spectrum lease costs and is expensed over the term of the lease agreement, including expected renewal terms, as applicable. Favorable spectrum leases of $1.0 billion were recorded as an asset as a result of purchase accounting in November 2008 and are amortized over the lease term.

	Year Ended December 31,
	2011	2010	2009
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$55,870	$59,653	$60,071

As of December 31, 2011, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Total
2012	$54,884
2013	54,281
2014	53,970
2015	53,723
2016	53,343
Thereafter	913,673
Total	$1,183,874

We expect that all renewal periods in our leases will be renewed by us, and the costs to renew to be immaterial.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Other Intangible Assets
Other intangible assets as of December 31, 2011 and 2010 consisted of the following (in thousands):

		December 31, 2011			December 31, 2010
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	4 — 7 years	$108,275	$(70,894)	$37,381	$108,275	$(51,882)	$56,393
Trade names and trademarks	5 years	3,804	(2,346)	1,458	3,804	(1,585)	2,219
Patents and other	10 years	3,228	(1,217)	2,011	3,166	(894)	2,272
Total other intangibles		$115,307	$(74,457)	$40,850	$115,245	$(54,361)	$60,884

As of December 31, 2011, the future amortization of other intangible assets is expected to be as follows (in thousands):

2012	$16,229
2013	12,299
2014	7,734
2015	3,867
2016	323
Thereafter	398
Total	$40,850

	Year Ended December 31,
	2011	2010	2009
Supplemental Information (in thousands):
Amortization expense	$20,096	$23,933	$27,870

We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Accounts payable and accrued expenses:
Accounts payable	$65,285	$325,862
Accrued interest	39,980	37,578
Salaries and benefits	29,075	50,526
Business and income taxes payable	15,304	21,010
Other accrued expenses	7,528	13,813
Total accounts payable and accrued expenses	157,172	448,789
Other current liabilities:
Derivative instruments	8,240	167,892
Deferred revenues(1)	36,691	21,400
Current portion of long-term debt	26,474	19,364
Cease-to-use lease liability (Note 3)	45,645	—
Other	5,706	18,341
Total other current liabilities	122,756	226,997
Total	$279,928	$675,786
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2011	2010
Deferred rents associated with tower and spectrum leases	$555,838	$394,495
Cease-to-use liability (Note 3)	117,000	—
Deferred revenue and other(1)	46,865	50,279
Total	$719,703	$444,774
(1)    See Note 17, Related Party Transactions, for further detail regarding deferred revenue balances with related parties.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Income Taxes
The income tax provision consists of the following for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current taxes:
International	$(59)	$161	$10
Federal	—	—	(1)
State	1,579	700	149
Total current taxes	1,520	861	158
Deferred taxes:
International	—	357	2
Federal	96,292	—	—
State	9,016	—	—
Total deferred taxes	105,308	357	2
Income tax provision	$106,828	$1,218	$160
The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.7	1.0	1.1
Non-controlling interest	(27.5)	(27.6)	(25.9)
Other, net	(1.4)	0.1	(0.5)
Allocation to items of equity other than other comprehensive income	1.7	—	—
Valuation allowance	(12.4)	(8.6)	(9.7)
Effective income tax rate	(3.9)%	(0.1)%	—%

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows (in thousands):

	December 31,
	2011	2010
Noncurrent deferred tax assets:
Net operating loss carryforward	$1,157,983	$849,755
Capital loss carryforward	5,818	6,620
Other assets	2,381	1,883
Total deferred tax assets	1,166,182	858,258
Valuation allowance	(1,003,633)	(620,537)
Net deferred tax assets	162,549	237,721
Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	314,609	238,286
Other	122	273
Total deferred tax liabilities	314,731	238,559
Net deferred tax liabilities	$152,182	$838

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, which we refer to as NOL, capital loss or tax credit carry-forwards are utilized.

As of December 31, 2011, we had United States federal tax NOL carry-forwards of approximately $2.87 billion of which $2.83 billion is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code of 1986. The NOL carry-forwards begin to expire in 2021. We had $521.0 million of tax NOL carry-forwards in foreign jurisdictions; $324.8 million have no statutory expiration date, and $196.2 million begins to expire in 2015.

The Company is subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of pre-change in control NOL carry-forwards as well as the ability to use certain unrealized built-in losses as tax deductions (as determined by Section 382 testing). As a result of the underwritten public offering of 201,250,000 shares of Class A Common Stock for $402.5 million on December 13, 2011, a change in control under Section 382 was deemed to have occurred. We believe that, as a result of the annual Section 382 limitation that resulted from the change in control that occurred on December 13, 2011, we permanently will be unable to use a significant portion of our NOL carry-forwards that arose before the change in control to offset our future table income.

We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications LLC, which we refer to as Clearwire Communications, will not fully reverse within the carry-forward period of the NOLs and accordingly does not represents relevant future taxable income.

We file income tax returns for Clearwire and our subsidiaries in the United States Federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2011, the tax returns for Clearwire for the years 2003 through 2010 remain open to examination by the Internal Revenue Service and various state tax authorities. In addition, legacy Clearwire Corporation, which we refer to as Old Clearwire, acquired United States and foreign entities which operated prior to 2003. Most of the acquired entities generated losses for income tax purposes and certain tax returns remain open to examination by United States and foreign tax authorities for tax years as far back as 1998.

As a result of our plans to sell our operations in Spain, Belgium and Germany, we believe that if certain intercompany loans related to our international operations were considered uncollectible for federal income tax purposes, there would be an increase to the deferred tax liability of our discontinued operations of up to approximately $155.0 million along with a corresponding deferred tax expense for our discontinued operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of December 31, 2011, we had no material uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

10.	Long-term Debt, Net
Long-term debt at December 31, 2011 and 2010 consisted of the following (in thousands):

	2011
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
Senior Secured Notes and Rollover Notes	12.00%	12.92%	2015	$2,947,494	$(35,272)	$2,912,222
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(209,259)	519,991
Vendor Financing Notes(4)	LIBOR based(2)	6.19%	2014/2015	48,379	(103)	48,276
Capital lease obligations(4)				65,590	—	65,590
Total debt, net				$4,290,713	$(244,634)	4,046,079
Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(26,474)
Total long-term debt, net						$4,019,605
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the consolidated balance sheet.

(4)	As of December 31, 2011, par value of approximately $114.0 million is secured by assets classified as Network base station equipment.

	2010
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
Senior Secured Notes and Rollover Notes	12.00%	12.92%	2015	$2,947,494	$(42,387)	$2,905,107
Second-Priority Secured Notes	12.00%	12.39%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.65%	2040	729,250	(230,121)	499,129
Vendor Financing Notes(4)	LIBOR based(2)	6.16%	2014	60,251	(264)	59,987
Capital lease obligations(4)				72,160	—	72,160
Total debt, net				$4,309,155	$(272,772)	4,036,383
Less: Current portion of Vendor Financing Notes and capital lease obligations(3)						(19,364)
Total long-term debt, net						$4,017,019
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	Included in Other current liabilities on the consolidated balance sheet.

(4)	As of December 31, 2011, par value of approximately $132.4 million is secured by assets classified as Network base station equipment.
Senior Secured Notes and Rollover Notes — During the fourth quarter of 2009, Clearwire Communications completed offerings of $2.52 billion 12% senior secured notes due 2015, which we refer to as the Senior Secured Notes. We used $1.16 billion of the proceeds to retire indebtedness under the senior term loan facility that we assumed from Old Clearwire and recognized a gain on extinguishment of debt of $8.3 million, net of transaction costs. The Senior Secured Notes provide for bi-annual payments of interest in June and December. In connection with the issuance of the Senior Secured Notes, we also issued $252.5 million of notes to Sprint and Comcast Corporation, which we refer to as Comcast, with identical terms as the Senior Secured Notes, which we refer to as the Rollover Notes, in replacement of equal amounts of indebtedness under the senior term loan facility. See Note 21, Subsequent Events, for a description of our debt issuance activities subsequent to the year ended December 31, 2011.
During December 2010, Clearwire Communications issued an additional $175.0 million of Senior Secured Notes with substantially the same terms.

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
Second-Priority Secured Notes — During December 2010, Clearwire Communications completed an offering of $500.0 million 12% second-priority secured notes due 2017, which we refer to as the Second-Priority Secured Notes. The Second-Priority Secured Notes provide for bi-annual payments of interest in June and December.
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
The holders of the Exchangeable Notes have the right to exchange their notes for Class A Common Stock, at any time, prior to the maturity date. We have the right to settle the exchange by delivering cash or shares of Class A Common Stock, subject to certain conditions. The initial exchange rate for each note is 141.2429 shares per $1,000 note, equivalent to an initial exchange price of approximately $7.08 per share, subject to adjustments upon the occurrence of certain corporate events. Upon exchange, we will not make additional cash payment or provide additional shares for accrued or unpaid interest, make-whole premium or additional interest.
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
Upon issuance of the Exchangeable Notes, we recognized a derivative liability representing the embedded exchange feature with an estimated fair value of $231.5 million  and an associated debt discount on the Exchangeable Notes. The discount is accreted over the expected life, approximately 7 years, of the Exchangeable Notes using the effective interest rate method. See Note 11, Derivative Instruments, for additional discussion of the derivative liability.
Vendor Financing Notes
During 2010, we entered into a vendor financing facility, which we refer to as the Vendor Financing Facility, which allowed us to obtain up to $160.0 million of financing by entering into notes, which we refer to as Vendor Financing Notes, until January 31, 2011. We utilized $60.3 million of the Vendor Financing Facility for the year ended December 31, 2010.
On January 31, 2011, we amended the Vendor Financing Facility, which we refer to as the Amended Vendor Financing Facility, which extended the facility and now allows us to obtain up to $95.0 million of financing until January 31, 2012. We utilized $3.3 million of the Amended Vendor Financing Facility for the year ended December 31, 2011. The coupon rate and terms of the Vendor Financing Notes under the Amended Vendor Financing Facility are identical to the original notes entered into during 2010, except that they mature in 2015.
Capital Lease Obligations
During 2010, we have entered into capital lease facilities which allowed us to obtain up to $99.0 million of financing with 4 year terms, until August 16, 2011. In addition, we also lease certain network construction equipment under capital leases with 12 year lease terms.
Future Payments — For future payments on our long-term debt see Note 13, Commitments and Contingencies.
Interest Expense — Interest expense included in our consolidated statements of operations for the years ended December 31, 2011, 2010 and 2009, consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Interest payments	$484,599	$346,984	$145,416
Accretion of debt discount and amortization of debt premium, net(1)	40,216	14,479	64,183
Capitalized interest	(18,823)	(208,595)	(140,168)
	$505,992	$152,868	$69,431
_______________________________________

(1)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the consolidated balance sheets.

11.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes issued in December 2010 constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result,

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

upon the issuance of the Exchangeable Notes, we recognized Exchange Options with an estimated fair value of $231.5 million as a derivative liability. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 103.0 million shares and mature in 2040. We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our consolidated statements of operations. At December 31, 2011 and 2010, the Exchange Options’ estimated fair value of $8.2 million and $167.9 million, respectively, was reported in Other current liabilities on our consolidated balance sheets. For the years ended December 31, 2011 and 2010, we recognized gains of $159.7 million and $63.6 million, respectively, from the changes in the estimated fair value in Gains (loss) on derivative instruments in our consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.
In addition, in the event of an issuance of New Securities, certain existing equityholders are entitled to the pre-emptive rights which allow them to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value and has a payment provision based on the existing equityholders' pro-rata ownership interest in Clearwire. We do not apply hedge accounting to this derivative. A portion of the derivative was settled on December 13, 2011 with the issuance of Class B Common Stock and Class B Common Interests to Sprint and we recorded a charge of $15.9 million for the year ended December 31, 2011 in Gains (loss) on derivative instruments in our consolidated statements of operations representing the value of the derivative. See Note 15, Stockholders' Equity, for more information on the recent Sprint transaction. The fair value of this derivative is determined by, among other things, the probability of a New Securities issuance, the probability that existing equityholders will participate in any new issuance and the extent of their participation, if any.
During 2009, we had two interest rate swap contracts which were based on 3-month LIBOR with a combined notional of $600.0 million. We used these swaps as economic hedges of the interest rate risk related to a portion of our LIBOR based long-term debt. We were not holding these interest rate swap contracts for trading or speculative purposes and we did not apply hedge accounting to these swaps. During the fourth quarter of 2009, we terminated the swap contracts. For the year ended December 31, 2009, we recognized a net loss of $7.0 million in Gains (loss) on derivative instruments in our consolidated statements of operations due to changes in fair value.

12.	Fair Value
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
Derivatives
The Exchange Options are classified in Level 3 of the valuation hierarchy. To estimate the fair value of the Exchange Options, we use an income approach based on valuation models, including option pricing models and discounted cash flow models. We maximize the use of market-based observable inputs in the models and develop our own assumptions for unobservable inputs based on management estimates of market participants’ assumptions in pricing the instruments.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility input. The stock price volatility is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance.
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$891,929	$—	$—	$891,929
Short-term investments	$215,655	$—	$—	$215,655
Long-term investments	$—	$—	$—	$—
Other assets — derivative warrant assets	$—	$—	$209	$209
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(8,240)	$(8,240)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2010 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$1,230,242	$—	$—	$1,230,242
Short-term investments	$502,316	$—	$—	$502,316
Long-term investments	$—	$—	$15,251	$15,251
Other assets — derivative warrant assets	$—	$—	$292	$292
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(167,892)	$(167,892)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2011 (in thousands):

	January 1, 2011	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains (Losses) Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at December 31, 2011
Long-term investments:
Other debt securities	$15,251	$(13,904)	$4,945		$(6,292)	$—	$—
Other assets:
Derivatives	292	(1,609)	1,526	(1)	—	209	(84)
Other current liabilities:
Derivatives	(167,892)	15,870	143,782	(1)	—	(8,240)	159,652
_____________________________________

(1)	Included in Gain (loss) on derivative instruments in the consolidated statements of operations.
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
______________________________________

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
To estimate the fair value of the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. A level of subjectivity is applied to estimate the discount rate used to calculate the present value of the estimated cashflows.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
Senior Secured Notes and Rollover Notes	$2,912,222	$2,799,820	$2,905,107	$3,180,662
Second-Priority Secured Notes	$500,000	$425,000	$500,000	$520,833
Exchangeable Notes(1)	$519,991	$446,134	$499,129	$746,107
Vendor Financing Notes	$48,276	$44,133	$59,987	$60,793
_______________________________________

(1)
Carrying value as of December 31, 2011 and 2010 is net of $209.3 million and $230.1 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets.

13.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2011, are as follows (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter, including all renewal periods
Long-term debt obligations	$4,225,123	$20,965	$21,195	$5,989	$2,947,724	$—	$1,229,250
Interest payments on long-term debt obligations(1)	3,523,270	476,305	475,033	473,988	473,866	120,163	1,503,915
Operating lease obligations(2)	1,884,203	368,361	379,807	338,624	258,114	165,691	373,606
Operating lease payments for assumed renewal periods(2)	8,751,774	—	23,468	68,257	154,557	246,687	8,258,805
Spectrum lease obligations	6,236,306	169,558	168,379	177,469	172,284	177,970	5,370,646
Spectrum service credits and signed spectrum agreements	104,976	2,786	2,742	2,742	2,742	2,742	91,222
Capital lease obligations(3)	108,902	12,520	12,791	13,744	11,279	7,922	50,646
Purchase agreements	233,395	138,355	62,216	17,871	6,301	1,899	6,753
Total	$25,067,949	$1,188,850	$1,145,631	$1,098,684	$4,026,867	$723,074	$16,884,843
_____________________________________

(1)	Includes $1.38 billion relating to contractual interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Includes executory costs of $53.0 million.

(3)	Payments include $43.3 million representing interest.

Operating lease obligations — Our commitments for non-cancelable operating leases consist mainly of leased sites, including towers and rooftop locations, and office space. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Operating leases generally have initial terms of five years with multiple renewal options for additional five-year terms totaling between 20 and 25 years. Operating lease obligations in the table above include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives describe in Note 3, Charges Resulting from Cost Savings Initiatives. Operating lease payments for assumed renewal periods include the expected renewal periods for those leases where renewal is likely.
Certain of the tower leases specify a minimum number of new leases to commence by December 31, 2012. Charges may apply if these commitments are not satisfied. The amounts above include the minimum commitment obligation.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Spectrum lease payments	$169,353	$179,741	$170,634
Non-cash spectrum lease expense	85,666	42,819	30,827
Amortization of spectrum leases	53,674	57,433	57,898
Total spectrum lease expense	$308,693	$279,993	$259,359
Operating lease expense	$637,688	$473,410	$235,079

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the years ended December 31, 2011, 2010 and 2009 we satisfied $4.5 million, $987,000 and $779,000, respectively, related to these commitments. The maximum remaining commitment at December 31, 2011 is $105.0 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

Purchase agreements - We have purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable. In addition, we have other obligations that include minimum purchase commitments with certain suppliers over time for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services.
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

Legal proceedings - As more fully described below, we are involved in a variety of lawsuits, claims, investigations and proceedings concerning intellectual property, business practices, commercial and other matters. We determine whether we should accrue an estimated loss for a contingency in a particular legal proceeding by assessing whether a loss is deemed probable and can be reasonably estimated. We reassess our views on estimated losses on a quarterly basis to reflect the impact of any developments in the matters in which we are involved. Legal proceedings are inherently unpredictable, and the matters in which we are involved often present complex legal and factual issues. We vigorously pursue defenses in legal proceedings and engage in discussions where possible to resolve these matters on terms favorable to us, including pursuing settlements where we believe it may be the most cost effective result for the Company. It is possible, however, that our business, financial condition and results of operations in future periods could be materially and adversely affected by increased litigation expense, significant settlement costs and/or unfavorable damage awards.
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any early termination fees paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys’ fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion,

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. The parties have briefed the issue. Once the Washington Supreme Court issues its opinion, the Court of Appeals will continue considering the appeal of the District Court’s dismissal of all claims in the First Amended Complaint. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties’ stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The Court has set June 26, 2012 as the date for the hearing. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the company’s advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire’s ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys’ fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire’s motions, Plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court’s decision in AT&T Mobility LLC v. Concepcion, No. 09-893, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire’s motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. On April 27, 2011, the US Supreme Court decided Concepcion, and as a result, we expect to renew our motion to compel arbitration. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire’s network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California’s Business and Professions Code Sections 17200 et seq., and violation of California’s Consumers’ Legal Remedies Act. Plaintiff contends Clearwire’s advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire’s network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. We are awaiting the court’s decision on the motion. This case is in the early stages of litigation, its outcome is unknown and the possible loss or range of possible loss cannot be reasonably estimated as of the date of this report.
In addition to the matters described above, we are often involved in certain other proceedings which seek monetary

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material effect on our business, financial condition or results of operations.

Indemnification agreements— We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the consolidated balance sheets for any indemnification agreements, because they are not probable nor estimable.

14.	Share-Based Payments
As of December 31, 2011, there were 56,616,537 shares available for grant under the Old Clearwire 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, and other stock awards to our employees, directors and consultants. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired, or a combination thereof. Share grants generally vest ratably over four years and stock options expire no later than ten years after the date of grant.With the adoption of the 2008 Plan, no additional share grants will be granted under the Old Clearwire 2007 Stock Compensation Plan or the Old Clearwire 2003 Stock Option Plan.
Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards.

Continued Vesting for Certain Former Employees

Pursuant to the managed services agreement with Ericsson, any network operations employees transferred to Ericsson under that agreement will continue to vest in any Clearwire equity grants for twelve months following the transition to Ericsson in June 2011, subject to certain continuing employment requirements. In addition, equity grants scheduled to vest in the year subsequent to the twelve-month anniversary of the transition will also vest on that twelve-month anniversary. Under applicable U.S. GAAP, the original equity grants are considered modified in such a way that previous expense recognized related to the unvested portion of these awards is reversed, and the value of the awards to be vested is recognized over the vesting period of the modified award. In addition, because the equity awards are granted to non-employees, the fair value of the awards must be remeasured each period until vesting, with any change in fair value recognized currently in earnings. Based on the fair value of the awards as of December 31, 2011, we have total unrecognized compensation cost of approximately $3.9 million which is expected to be recognized during the six months ending June 30, 2012.

Stock Option for RSU Exchange

During the second quarter of 2011, we completed a stock option for RSU exchange, which we refer to as the Exchange Offer. The Exchange Offer period commenced on May 9, 2011, and expired on June 7, 2011. Under the Exchange Offer, eligible employees were able to exchange some or all of their outstanding stock options to purchase shares of our Class A Common Stock for a lesser number of RSUs. A stock option was eligible for exchange if it had an exercise price greater than $7.00. We made the offer to all employees in the United States who held eligible stock options and, as of the date the offer commenced, were actively employed by Clearwire or one of our subsidiaries (excluding the members of the Board of Directors, our Chief Executive Officer, former employees and non-United States employees).

Pursuant to the Exchange Offer, 4,390,002 eligible stock options were tendered, representing 91.7% of the total options eligible for exchange. These surrendered options were canceled on June 7, 2011, and in exchange, on June 8, 2011, we granted a total of 1,812,144 new RSUs under the 2008 Plan, in accordance with the applicable Exchange Offer conversion ratios. Under applicable U.S. GAAP, the exchange was accounted for as a modification of the existing awards, and the incremental share-based compensation expense resulting from the Exchange Offer was approximately $2.1 million, which will be recognized over the new vesting periods ranging from two to four years.
Restricted Stock Units
We grant RSUs to certain officers and employees under the 2008 Plan. All RSUs generally vest over a four-year period.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price.
A summary of the RSU activity (including the effects of the continued vesting for certain former employees and the Exchange Offer) for the years ended December 31, 2011, 2010 and 2009 is presented below:

	Number of RSU’s	Weighted- Average Grant Price	Fair Value (In Millions)
Restricted stock units outstanding — January 1, 2009	3,272,625	$13.19
Granted	10,938,677	4.39	$48,000,000.0
Forfeited	(1,217,857)	5.17
Vested	(1,140,251)	6.95	$7,900,000.0
Restricted stock units outstanding — December 31, 2009	11,853	$4.60
Granted	10,523,277	6.71	$70,600,000.0
Forfeited	(3,613,124)	5.55
Vested	(4,087,694)	4.22	$29,500,000.0
Restricted stock units outstanding — December 31, 2010	14,676	$5.99
Granted	10,300,239	4.06	$44,934,086.0
Forfeited	(7,985,495)	5.46
Vested	(6,240,674)	5.54	$24,135,777.0
Restricted stock units outstanding — December 31, 2011	10,750	$4.79

As of December 31, 2011, there were 10,749,723 RSUs outstanding and total unrecognized compensation cost of approximately $18.3 million, which is expected to be recognized over a weighted-average period of approximately 1.27 years.
For the years ended December 31, 2011, 2010 and 2009, we used a forfeiture rate of 8.9%, 7.15% and 7.75%, respectively, in determining compensation expense for RSUs.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of option activity (including the effects of the continued vesting for certain former employees and the Exchange Offer) from January 1, 2009 through December 31, 2011 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding — January 1, 2009	19,171,601	$14.21	6.36
Granted	7,075,000	4.30
Forfeited	(4,084,112)	15.13
Exercised	(624,758)	3.51
Options outstanding — December 31, 2009	21,537,731	$11.09	6.39
Granted	996,648	7.37
Forfeited	(3,007,895)	12.79
Exercised	(3,083,243)	4.44
Options outstanding — December 31, 2010	16,443,241	$11.80	5.69
Granted	—	—
Forfeited	(10,701,871)	11.86
Exercised	(1,180,619)	3.07
Options outstanding — December 31, 2011	4,560,751	$13.98	4.24
Vested and expected to vest — December 31, 2011	4,517,178	$14.06	4.21
Exercisable outstanding — December 31, 2011	4,054.664	$15.02	3.87

The intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2.3 million, $10.5 million and $2.3 million, respectively. At December 31, 2011, there was no aggregate intrinsic value for any options outstanding as the price of our Class A Common Stock was less than the option exercise prices.
Information regarding stock options outstanding and exercisable as of December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00	169,832	0.84	$3.00	169,832	$3.00
$3.03	748,250	6.55	3.03	548,250	3.03
$3.53 - $6.07	483,740	2.77	5.59	416,490	5.78
$6.11 - $11.03	492,258	5.88	8.32	276,824	9.21
$15.00	269,829	3.23	15.00	269,829	15.00
$17.11	497,350	2.63	17.11	473,947	17.11
$18.00	730,990	3.64	18.00	730,990	18.00
$23.30	446,600	4.87	23.30	446,600	23.30
$25.00	717,402	4.24	25.00	717,402	25.00
$25.01	4,500	5.49	25.01	4,500	25.01
Total	4,560,751	4.24	$13.98	4,054,664	$15.02

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2010 and 2009. There were no options granted in 2011:

	Year Ended December 31,
	2010	2009
Expected volatility	58.80%-62.22%	63.35%-67.65%
Expected dividend yield	—	—
Expected life (in years)	6.25	4.75-6.25
Risk-free interest rate	2.00%-3.15%	1.36% - 2.98%
Weighted average fair value per option at grant date	$4.27	$2.63

The fair value of option grants in 2010 and 2009 was $4.3 million and $18.6 million, respectively. There were no options granted in 2011. The total fair value of options vested during the years ended December 31, 2011, 2010 and 2009 was $6.6 million, $9.8 million and $5.8 million respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2011 was approximately $359,000 and is expected to be recognized over a weighted average period of less than one year.
For the years ended December 31, 2011, 2010 and 2009, we used a forfeiture rate of 10.09%, 10.09% and 12.66% respectively, in determining compensation expense for options.
Share-based compensation expense recognized for all plans for the years ended December 31, 2011, 2010 and 2009 is as follows (in thousands):

	Year Ended December 31.
	2011	2010	2009
Options	$1,016	$16,749	$6,386
RSUs	25,535	30,582	20,091
Sprint Equity Compensation Plans	73	204	1,035
	$26,624	$47,535	$27,512

During the years ended December 31, 2011, 2010 and 2009 we reversed $23.9 million, $9.8 million, and $3.6 million, respectively, of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. During the years ended December 31, 2011, 2010 and 2009, we recorded $3.7 million, $10.9 million, $2.4 million respectively, of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Class B Common Stock
The Class B Common Stock represents non-economic voting interests in Clearwire. Identical to the Class A Common Stock, the holders of Class B Common Stock are entitled to one vote per share. However, they do not have any rights to receive distributions other than stock dividends paid proportionally to each outstanding Class A and Class B Common Stockholder or upon liquidation of Clearwire, an amount equal to the par value per share, which is $0.0001 per share.
Except for Sprint, the holders, which include Comcast, Time Warner Cable Inc., which we refer to as Time Warner Cable, Bright House Networks LLC, which we refer to as Bright House, Intel Corporation, which we refer to as Intel, and Eagle River Holdings LLC, which we refer to as Eagle River, who, along with Sprint, we collectively refer to as the Participating Equityholders, of Class B Common Stock hold, or are entitled to hold, an equivalent number of Class B Common Interests, which, in substance, reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Class B Common Interest for one share of Class A Common Stock.

During the second quarter of 2011, Sprint surrendered 77.4 million shares of Class B Common Stock to reduce its voting interest in Clearwire from approximately 53.6% to approximately 49.7% immediately after the transaction. This transaction did not reduce Sprint's economic interest in Clearwire and its subsidiaries, which it holds through its ownership of Class B Common Interests and which remained at approximately 53.6% at the end of the second quarter of 2011. As a result of the Equity Offering, the Sprint Equity Purchase (as defined below) and other stock compensation activity, Sprint's voting and economic interests declined to 48.6% and 51.5%, respectively, at December 31, 2011.

Equity Offering

On December 13, 2011, we closed an offering of 201,250,000 shares of Class A Common Stock for $402.5 million in an underwritten public offering, which we refer to as the Equity Offering. The net proceeds from the Equity Offering were approximately $384.1 million after deducting underwriting discounts and commissions and expenses.

On December 13, 2011, Sprint HoldCo, LLC exercised its pre-emptive rights under the equityholders' agreement dated November 28, 2008 as amended on December 8, 2010, which we refer to as the Equityholders' Agreement, to purchase New Securities representing up to their pro rata share of the securities in the Equity Offering, which we refer to as the Sprint Equity Purchase. As a result of the Sprint Equity Purchase, 173,635,000 shares of Class B Common Stock and a corresponding number of Class B Common Interests was issued to Sprint Holdco, LLC for proceeds of approximately $331.4 million. In accordance with the provisions of the Equityholders' Agreement, Sprint HoldCo, LLC purchased the securities at a per share purchase price equal to the purchase price in the Equity Offering, net of any underwriting discounts. As the pricing provision meets the definition of a derivative instrument, we have recorded a charge of $15.9 million for the value of a portion of the derivative upon the closing of the Sprint Equity Purchase in Gain (loss) on derivative instruments on our consolidated statements of operations for the year ended December 31, 2011.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table lists the voting interests in Clearwire as of December 31, 2011:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	—	—	627,945,914	74.8%	627,945,914	48.6%
Comcast	—	—	88,504,132	10.5%	88,504,132	6.9%
Time Warner Cable	—	—	46,404,782	5.5%	46,404,782	3.6%
Bright House	—	—	8,474,440	1.0%	8,474,440	0.7%
Intel	28,432,066	6.3%	65,644,812	7.8%	94,076,878	7.3%
Eagle River	30,922,958	6.8%	2,728,512	0.3%	33,651,470	2.6%
Google Inc.	29,411,765	6.5%	—	—	29,411,765	2.3%
Other Shareholders	362,859,489	80.2%	—	—	362,859,489	28.1%
CW Investment Holdings LLC	588,235	0.1%	—	—	588,235	—%
	452,214,513	100%	839,702,592	100%	1,291,917,105	100%
_______________________________________

(1)
The holders of Class B Common Stock hold an equivalent number of Class B Common Interests, except for Sprint. As of December 31, 2011, Sprint holds 705,359,348 Class B Common Interests in Clearwire Communications representing 51.5% of the economic interests.

Intel, Comcast, Time Warner Cable and Bright House, collectively, whom we refer to as the Strategic Investors, and Sprint own shares of Class B Common Stock, which have equal voting rights to Clearwire’s Class A Common Stock, but have only limited economic rights. Unlike the holders of Class A Common Stock, the holders of Class B Common Stock have no right to dividends and no right to any proceeds on liquidation other than the par value of the Class B Common Stock. Sprint and the Strategic Investors hold their economic rights through ownership of Class B Common Interests. Google Inc., which we refer to as Google, owns shares of Class A Common Stock.
Clearwire Communications Interests
Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A common interests representing 33% of the economics of Clearwire Communications as of December 31, 2011. The holders of the Class B Common Interests own the remaining 67% of the economic interests. It is intended that at all times, the number of Clearwire Communications Class A Common Interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire.
The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A common interests, all of which are held by Clearwire, or Class B Common Interests, which are held by Sprint and the Strategic Investors. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Clearwire's loss from equity investees (note 20)	$(612,214)	$(496,875)	$(319,199)
Decrease in Clearwire’s additional paid-in capital for issuance of Class A and B Common Stock related to the post-closing adjustment	—	—	(33,632)
Increase/(decrease) in Clearwire’s additional paid-in capital for issuance of Class B Common Stock	137,353	(64,569)	(140,253)
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	384,106	301,849	17,957
Other effects of changes in Clearwire’s additional paid-in capital for issuance of Class A and Class B Common Stock	18,870	145,785	—
Net transfers (to) from non-controlling interests	540,329	383,065	(155,928)
Change from net loss attributable to Clearwire and transfers to non-controlling interests	$(71,885)	$(113,810)	$(475,127)
Dividend Policy
We have not declared or paid any cash dividends on Class A or Class B Common Stock. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indenture governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders.
Non-controlling Interests in Clearwire Communications
Clearwire Communications is consolidated into Clearwire because we hold 100% of the voting interest in Clearwire Communications. Therefore, the holders of the Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a result, the income (loss) consolidated by Clearwire is decreased in proportion to the outstanding non-controlling interests.
Warrants
As of December 31, 2011, there were 1,400,001 warrants outstanding with an expiration date of March 12, 2012 and 375,000 warrants outstanding with an expiration date of November 13, 2013. Holders may exercise their warrants at any time, with exercise prices ranging from $3.00 to $48.00.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Accumulated Other Comprehensive Income
The following table presents the change in the components of accumulated other comprehensive income for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Foreign Currency Translation Adjustment	Unrealized Gains (Losses) On Available-For-Sale Securities	Accumulated Other Comprehensive Income
Balance at December 31, 2008	$2,682	$512	$3,194
Current period unrealized gain/(loss) recorded in other comprehensive income attributable to Clearwire Corporation	254	297	551
Balance at December 31, 2009	2,936	809	3,745
Current period unrealized gain/(loss) recorded in other comprehensive income attributable to Clearwire Corporation	(2,232)	708	(1,524)
Reclassification adjustments during the period attributable to Clearwire Corporation	274	—	274
Balance at December 31, 2010	978	1,517	2,495
Current period unrealized gain/(loss) recorded in other comprehensive income attributable to Clearwire Corporation	1,807	(273)	1,534
Reclassification adjustments during the period attributable to Clearwire Corporation	—	(1,236)	(1,236)
Balance at December 31, 2011	$2,785	$8	$2,793

16.	Net Loss Per Share

Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss from continuing operations	$(2,855,733)	$(2,251,202)	$(1,208,588)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	2,158,831	1,775,840	894,841
Net loss from continuing operations attributable to Clearwire Corporation	(696,902)	(475,362)	(313,747)
Distribution to warrant and restricted stock unit holders	—	—	(9,491)
Net loss from continuing operations attributable to Class A Common Stockholders	(696,902)	(475,362)	(323,238)
Net loss from discontinued operations attributable to Class A Common Stockholders	(20,431)	(12,075)	(11,835)
Net loss attributable to Class A Common Stockholders	$(717,333)	$(487,437)	$(335,073)
Weighted average shares Class A Common Stock outstanding	257,967	222,527	194,696
Net loss per share from continuing operations	$(2.70)	$(2.14)	$(1.66)
Net loss per share from discontinued operations	(0.08)	(0.05)	(0.06)
Net loss per share	$(2.78)	$(2.19)	$(1.72)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The subscription rights we distributed on December 21, 2009 to purchase shares of Class A Common Stock to Class A Common Stockholders of record on December 17, 2009, warrant holders, and certain holders of RSUs represent a dividend distribution. Certain Participating Equityholders and Google, who were Class A Common Stockholders of record holding approximately 102 million shares and entitled to the subscription rights, agreed not to exercise or transfer their rights. The fair value of the rights distributed was $57.5 million or $0.51 per share of Class A Common Stock. Certain outstanding warrants meet the definition of participating securities as their terms provide for participation in distributions with Class A Common Stock prior to exercise. Therefore, the two-class method is used to compute the net loss per share for the year ended December 31, 2009, and as a result, the fair value of the rights distributed to the warrant and RSU holders of $9.5 million increased the net loss attributable to Class A Common Stockholders.
Diluted Net Loss Per Share
The potential exchange of Class B Common Interests together with Class B Common Stock for Class A Common Stock will have a dilutive effect on diluted net loss per share due to certain tax effects. That exchange would result in both an increase in the number of Class A Common Stock outstanding and a corresponding increase in the net loss attributable to the Class A Common Stockholders through the elimination of the non-controlling interests’ allocation. Further, to the extent that all of the Class B Common Interests and Class B Common Stock are converted to Class A Common Stock, the Clearwire Communications partnership structure would no longer exist and Clearwire would be required to recognize a tax provision related to indefinite lived intangible assets.
Shares issuable upon the conversion of the Exchangeable Notes were included in the computation of diluted net loss per share for the year ended December 31, 2010 on an “if converted” basis since the result was dilutive. For purpose of this computation, the change in fair value of the Exchange Options and interest expense on the Exchangeable Notes were reversed for the period. For the year ended December 31, 2011, shares issuable upon the conversion of the Exchangeable Notes were excluded in the computation of diluted net loss per share as their inclusion would have been antidilutive.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Class B Common Interests and Class B Common Stock and, where applicable, conversion of the Exchangeable Notes, is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net loss from continuing operations attributable to Class A Common Stockholders	$(696,902)	$(475,362)	$(323,238)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(2,158,831)	(1,775,840)	(894,841)
Tax adjustment resulting from dissolution of Clearwire Communications	(27,945)	(27,117)	(27,356)
Reversal of gain on Exchange Options and Exchangeable Notes interest expense, upon exchange of notes	—	(58,296)	—
Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	(2,883,678)	(2,336,615)	(1,245,435)
Net loss from discontinued operations available to Class A Common Stockholders	(20,431)	(12,075)	(11,835)
Non-controlling interest in net loss from discontinued operations of consolidated subsidiaries	(61,379)	(39,817)	(33,423)
Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(81,810)	(51,892)	(45,258)
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	$(2,965,488)	$(2,388,507)	$(1,290,693)
Weighted average shares Class A Common Stock outstanding	257,967	222,527	194,696
Weighted average shares converted from Class B Common Stock outstanding	707,132	741,962	546,375
Weighted average shares converted from the Exchangeable Notes	—	6,276	—
Total weighted average shares Class A Common Stock outstanding (diluted)	965,099	970,765	741,071
Net loss per share from continuing operations	$(2.99)	$(2.41)	$(1.68)
Net loss per share from discontinued operations	(0.08)	(0.05)	(0.06)
Net loss per share	$—	$(2.46)	$(1.74)
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Year Ended December 31,
	2011	2010	2009
Exchangeable Notes conversion shares	103,001	—	—
Stock options	8,920	18,380	22,154
Restricted stock units	13,820	12,414	9,488
Warrants	7,748	17,806	17,806
Subscription rights	—	22,657	—
Contingent shares	—	1,519	12,747
	133,489	72,776	62,195
We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.	Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, the Strategic Investors, Google, Eagle River, Ericsson, Switch & Data, Inc., Dashwire, Inc. and Motorola Solutions, Inc., all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,
	2011	2010
Accounts receivable	$78,282	$22,297
Prepaid assets and other assets	$2,229	$5,010
Accounts payable and accrued expenses	$4,736	$11,161
Other current liabilities	$13,953	$—
Other long-term liabilities	$35,147	$—

	Year Ended December 31,
	2011	2010	2009
Revenue	$493,350	$50,808	$2,230
Cost of goods and services and network costs (inclusive of capitalized costs)	$162,717	$104,883	$75,283
Selling, general and administrative (inclusive of capitalized costs)	$31,453	$7,150	$10,773

Rollover Notes — In connection with the issuance of the Senior Secured Notes, on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the Senior Secured Notes. From time to time, other related parties may hold debt under our Senior Secured Notes, and as debtholders, would be entitled to receive interest payments from us.
Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through a wholly-owned subsidiary Sprint HoldCo LLC, owns the largest interest in Clearwire with an effective voting interest of approximately 48.6% and economic interest in Clearwire Communications of approximately 51.5%, and Intel, Google, Comcast, Time Warner Cable, Bright House and Eagle River collectively owned a 23.3% interest in Clearwire.
During 2011, Eagle River held warrants entitling it to purchase 613,333 shares of Class A Common Stock at an exercise price of $15.00 per share which expired May 7, 2011. As of December 31, 2011, Eagle River held warrants to purchase 375,000 shares of Class A Common Stock at an exercise price of $3.00 per share with an expiration date of November 13, 2013.
Clearwire, Sprint, Eagle River, Google and the Strategic Investors are party to the Equityholders’ Agreement, which sets forth certain rights and obligations of the equityholders with respect to governance of Clearwire, transfer restrictions on our common stock, rights of first refusal and pre-emptive rights, among other things. In addition, we have also entered into a number of commercial agreements with Sprint, Google and the Strategic Investors which are outlined below.
4G MVNO Agreement — We have a non-exclusive 4G MVNO agreement, which we refer to as the 4G MVNO Agreement, with Comcast MVNO II, LLC, TWC Wireless, LLC, BHN Spectrum Investments, LLC and Sprint Spectrum L.P.,which we refer to as Sprint Spectrum. We sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers' marketing and reselling our wireless broadband services to their respective end user subscribers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We sell these services at prices defined in the 4G MVNO Agreement.
Sprint Wholesale relationship

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2011, we entered into the April 2011 Sprint Wholesale Amendment whereby we agreed on a new usage-based pricing structure that applied to most 4G wireless broadband services purchased by Sprint Spectrum, and Sprint Spectrum agreed, subject to certain exceptions, to pay us a minimum of $300.0 million for our services in 2011 and $550.0 million in 2012, to prepay another $175.0 million over a two-year period for services purchased beyond those covered by the minimum commitment and to pay us the approximately $28.2 million Settlement Amount. As further described below, in November 2011 we entered into the November 2011 4G MVNO Amendment. As a result, the minimum payments under the April 2011 Sprint Wholesale Amendment were replaced with the provisions of the November 2011 4G MVNO Amendment.
Under the November 2011 4G MVNO Amendment, Sprint Spectrum will pay us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which is payable for service provided in 2012, and the remainder for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note (as described in the Sprint Commitment Agreement section below) issued by us to Sprint. As part of the November 2011 4G MVNO Amendment, we also agreed to the elimination of device minimum fees after 2011, usage based pricing for WiMAX services after 2013, and for LTE service beginning in 2012. We also agreed that Sprint Spectrum may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.
Subject to the satisfaction of certain network build-out conditions, Sprint agreed to prepay us up to another $350.0 million in installments once certain milestones are achieved for future services to be provided to Sprint over our LTE network. The amount and nature of the prepayment is subject to reduction in certain circumstances, including in the event that we fail to meet initial LTE deployment build targets by June 30, 2013, or if we fail to meet certain network specifications. We also agreed to collaborate with Sprint on LTE network design, architecture and deployment, including site selection, and Sprint committed to use commercially reasonable efforts to support certain specified chipset ecosystems and to launch devices to roam on our LTE network, including laptop cards and smartphones, in 2013. The November 2011 4G MVNO Amendment also provides for additional conditions on any sale of core spectrum assets necessary to operate our WiMAX and LTE networks, including agreeing to allow Sprint Spectrum an opportunity to make offers to purchase our excess spectrum in the event that we propose to sell such spectrum.
For the twelve months ended December 31, 2011 and 2010, we received $434.3 million and $27.4 million respectively from Sprint for 4G broadband wireless services. The amounts received from Sprint for 4G broadband wireless services for the twelve months ended December 31, 2011 include the $28.2 million Settlement Amount. As of December 31, 2011 we had $10.5 million of deferred revenue included in the Other current liabilities and Other long-term liabilities representing the unused portion of the Settlement Amount that was not recognized in 2011. Amounts due for 2011 usage are recognized in Accounts receivable as the related services are provided. As of December 31, 2011, $76.6 million was recorded in Accounts receivable relating to Sprint. During the twelve months ended December 31, 2011, wholesale revenue recorded attributable to Sprint comprised approximately 39% of total revenues and substantially all of our wholesale revenues.
Sprint Commitment Agreement - In November 2011, we entered into a commitment agreement with Sprint and Sprint HoldCo, LLC, which we refer to as the Commitment Agreement. As part of the agreement, should we consummate an equity offering which generates gross proceeds of at least $400.0 million, Sprint HoldCo, LLC agreed to exercise its pre-emptive rights under the Equityholders' Agreement to purchase securities representing Sprint HoldCo, LLC's pro rata share of the securities issued in such an offering up to $700.0 million.
Under the terms of the Commitment Agreement, Sprint also agreed to provide us an aggregate principal amount of $150.0 million on January 3, 2012, pursuant to a promissory note to be issued by Clearwire Communications, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note will bear interest of 11.5% per annum with an aggregate principal amount of $75.0 million maturing on January 2, 2013, and the remaining $75.0 million principal amount maturing on January 2, 2014. If not previously paid, Sprint may offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the 4G MVNO Agreement, as amended. The Sprint Promissory Note provides for certain events of default including, among other things, default in the payment of principal or interest; any material breach by Clearwire Communications in respect of its obligations to Sprint Spectrum under the 4G MVNO Agreement, as amended; termination or cancellation of the 4G MVNO Agreement, as amended, at any time prior to January 2, 2014; and certain customary bankruptcy-related events. Upon the occurrence of any event of default, Sprint may offset and apply the Sprint Promissory Note against any and all deposits and any other credits, indebtedness payment obligations, property, or claims owing to Clearwire Communications or affiliates by Sprint. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

payments due under the November 2011 4G MVNO Amendment, it will be treated as deferred revenue for accounting purposes, and associated interest costs will be recorded as a reduction to the $925.9 million payable by Sprint for unlimited WiMAX service in calendar years 2012 and 2013.
In addition, under the terms of the Commitment Agreement, if we successfully consummated an equity offering, we agreed to use commercially reasonable best efforts to consummate an offering of first-priority senior secured debt in an amount equal to approximately 50% of the net cash proceeds of any such equity offering, at the earliest practicable time thereafter. See Note 21, Subsequent Events, for a discussion of the issuance of debt subsequent to December 31, 2011.
On December 13, 2011, pursuant to the Commitment Agreement, Sprint HoldCo, LLC purchased 173,635,000 shares of Class B Common Stock and a corresponding number of Class B Common Interests for an aggregate purchase price of $331.4 million. See Note 15, Stockholder's Equity, for further discussion.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum L.P., which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access, which we refer to as CDMA, and mobile voice and data communications service, which we refer to as PCS Service, for the purpose of resale to our retail customers. The PCS Service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the twelve months ended December 31, 2011 and 2010, we paid $17.8 million and $9.7 million, respectively to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the years ended December 31, 2011, 2010 and 2009, we recorded rent expense under this agreement of $55.4 million, $52.7 million, and $28.2 million, respectively.
Master Agreement for Network Services — In November 2008, we entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated subscribers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services is five years, but the lessee will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services with certain of the Strategic Investors that contain commitments that extend up to five years.
Davis Wright Tremaine LLP — The law firm of Davis Wright Tremaine LLP serves as our primary outside counsel, and handles a variety of corporate, transactional, tax and litigation matters. Mr. Wolff, who served on our board of directors from January 6, 2011 to October 24, 2011 and is our former Chief Executive Officer, is married to a partner at Davis Wright Tremaine LLP. As a partner, Mr. Wolff’s spouse is entitled to share in a portion of the firm’s total profits, although she has not received any compensation directly from us. For the years ended December 31, 2011, 2010 and 2009, we paid $2.8 million, $3.2 million and $4.1 million to Davis Wright Tremaine LLP for legal services, respectively.
Ericsson, Inc — Ericsson, provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

year ended December 31, 2011, we paid $41.1 million to Ericsson for network management services.
IT Master Services Agreement — In November 2008, we entered into an IT master services agreement with the Sprint Entities pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase IT application services from the Sprint Entities. The term of the IT master services agreement is five years, but we have the right to extend the term for an additional five years.
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
Google Spectrum Agreement — We entered into a spectrum agreement with Google in November 2008 pursuant to which we will make available to Google certain of our excess 2.5 GHz spectrum in various markets for experimental usage by Google, and for development of alternative applications by third-parties operating under the direction and approval of Google and us. The Google spectrum agreement provides for an initial term of five years and will be terminable by either party on default of the other party.
Google Products and Services Agreement — In November 2008, we entered into a products and services agreement with Google, which we refer to as the Google Products and Services Agreement, pursuant to which Google and we would collaborate on a variety of products and services. The Google Products and Services Agreement had a term of three years and expired in November 2011.

18.	Discontinued Operations

As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain. We expect these sales to be completed during 2012. These businesses comprised substantially all of the remaining operations previously reported in our International segment. Associated results of operations and financial position are separately reported as discontinued operations for all periods presented. Results of operations and financial position presented for periods prior to the second quarter of 2011 include other businesses that were reported in our International segment. The sale of our businesses in Ireland, Poland, and Romania were individually immaterial for separate disclosure in prior periods. Summarized financial information for discontinued operations is shown below (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total revenues	$20,767	$21,723	$30,686

Loss from discontinued operations before income taxes	$(86,749)	$(53,266)	$(44,706)
Income tax benefit (provision)	4,939	1,374	(552)
Net loss from discontinued operations	(81,810)	(51,892)	(45,258)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	61,379	39,817	33,423
Net loss from discontinued operations attributable to Clearwire Corporation	$(20,431)	$(12,075)	$(11,835)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,815	$3,320
Prepaid and other assets	1,739	4,058
Total current assets	3,554	7,378
Property, plant and equipment, net	10,351	17,160
Spectrum licenses, net	19,313	68,610
Other assets	3,478	3,617
Total assets of discontinued operations	$36,696	$96,765
Liabilities
Other current liabilities	$8,930	$11,067
Other long-term liabilities	16,266	21,004
Total liabilities of discontinued operations	$25,196	$32,071

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.	Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2011 and 2010 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total
2011 quarter:
Total revenues	$236,808	$322,611	$332,177	$361,870	$1,253,466
Operating loss	$(647,358)	$(911,594)	$(399,136)	$(433,149)	$(2,391,237)
Net loss from continuing operations	$(793,160)	$(939,770)	$(479,457)	$(643,346)	$(2,855,733)
Net loss from continuing operations attributable to Clearwire Corporation	$(216,877)	$(160,525)	$(83,502)	$(235,998)	$(696,902)
Net loss attributable to Clearwire Corporation	$(226,955)	$(168,738)	$(84,791)	$(236,849)	$(717,333)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.89)	$(0.65)	$(0.34)	$(0.81)	$(2.70)
Diluted	$(0.89)	$(0.98)	$(0.53)	$(0.81)	$(2.99)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.93)	$(0.68)	$(0.35)	$(0.81)	$(2.78)
Diluted	$(0.93)	$(1.01)	$(0.54)	$(0.81)	$(3.07)
2010 quarter:
Total revenues	$100,762	$117,029	$142,162	$175,150	$535,103
Operating loss	$(394,996)	$(510,973)	$(519,492)	$(737,189)	$(2,162,650)
Net loss from continuing operations	$(426,934)	$(537,023)	$(548,675)	$(738,570)	$(2,251,202)
Net loss from continuing operations attributable to Clearwire Corporation	$(91,425)	$(123,634)	$(135,501)	$(124,802)	$(475,362)
Net loss attributable to Clearwire Corporation	$(94,092)	$(125,916)	$(139,420)	$(128,009)	$(487,437)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.46)	$(0.60)	$(0.56)	$(0.51)	$(2.14)
Diluted	$(0.47)	$(0.60)	$(0.56)	$(0.79)	$(2.41)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.47)	$(0.61)	$(0.58)	$(0.53)	$(2.19)
Diluted	$(0.48)	$(0.61)	$(0.58)	$(0.81)	$(2.46)

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Communications under the equity method of accounting. The financial statements should be read in conjunction with the consolidated financial statements of Clearwire and subsidiaries and notes thereto.
CLEARWIRE CORPORATION
CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalent	$—	$11
Other assets	3,319	3,321
Investments in equity method investees	1,481,047	1,552,932
Total assets	$1,484,366	$1,556,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred tax liabilities, net	$152,182	$838
Other liabilities	953	714
Total liabilities	153,135	1,552
Stockholders’ equity	1,331,231	1,554,712
Total liabilities and stockholders’ equity	$1,484,366	$1,556,264
CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
Revenues	$—	$—	$—
Operating expenses	8,982	7,283	6,390
Operating loss	(8,982)	(7,283)	(6,390)
Other income (expense):
Loss from equity investees	(612,214)	(496,875)	(319,199)
Other income	9,171	16,784	7
Total other expense, net	(603,043)	(480,091)	(319,192)
Loss before income taxes	(612,025)	(487,374)	(325,582)
Income tax provision	(105,308)	—	—
Net loss	$(717,333)	$(487,374)	$(325,582)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(717,333)	$(487,374)	$(325,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	105,308	—	—
Loss from equity investees	612,214	496,875	319,199
Changes in assets and liabilities, net:
Prepaids and other assets	2	1,256	(3,980)
Other liabilities	244	(10,469)	543
Net cash provided by (used in) operating activities	435	288	(9,820)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity investees	(387,742)	(304,015)	(12,196)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances from Clearwire Communications	—	—	9,820
Proceeds from issuance of common stock	387,296	303,738	12,196
Net cash provided by financing activities	387,296	303,738	22,016
Net (decrease) increase in cash and cash equivalents	(11)	11	—
Cash and cash equivalents:
Beginning of period	11	—	—
End of period	$—	$11	$—

21.	Subsequent Events

On January 27, 2012, Clearwire Communications received proceeds of $294.8 million, net of debt issuance costs, from an offering of senior secured notes with par value of $300.0 million, due 2016 and bearing interest at 14.75% , which we refer to as the 2016 Senior Secured Note Tranche. The 2016 Senior Secured Note Tranche has substantially the same terms as the Senior Secured Notes. See Note 10, Long-term Debt, Net, for further information.