Form 10-Q
period 2012-03-31
SPRINT NEXTEL CORP
filed 2012-05-03
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT APRIL 30, 2012:

VOTING COMMON STOCK
Series 1	2,998,846,544

SPRINT NEXTEL CORPORATION

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(in millions, except share and per share data)
ASSETS
Current assets
Cash and cash equivalents	$7,095	$5,447
Short-term investments	477	150
Accounts and notes receivable, net of allowance for doubtful accounts of $168 and $219	3,216	3,206
Device and accessory inventory	693	913
Deferred tax assets	115	130
Prepaid expenses and other current assets	628	491
Total current assets	12,224	10,337
Investments	1,780	1,996
Property, plant and equipment, net	13,500	14,009
Intangible assets
Goodwill	359	359
FCC licenses and other	20,540	20,453
Definite-lived intangible assets, net	1,541	1,616
Other assets	673	613
Total assets	$50,617	$49,383
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,847	$2,495
Accrued expenses and other current liabilities	3,584	3,996
Current portion of long-term debt, financing and capital lease obligations	8	8
Total current liabilities	6,439	6,499
Long-term debt, financing and capital lease obligations	22,260	20,266
Deferred tax liabilities	7,013	6,986
Other liabilities	4,314	4,205
Total liabilities	40,026	37,956
Commitments and contingencies
Shareholders' equity
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.997 and 2.996 billion shares issued	5,995	5,992
Paid-in capital	46,723	46,716
Accumulated deficit	(41,352)	(40,489)
Accumulated other comprehensive loss	(775)	(792)
Total shareholders' equity	10,591	11,427
Total liabilities and shareholders' equity	$50,617	$49,383
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2012	2011
	(in millions, except per share amounts)
Net operating revenues	$8,734	$8,313
Net operating expenses
Cost of services and products (exclusive of depreciation and amortization included below)	5,085	4,396
Selling, general and administrative	2,436	2,403
Asset impairments	84	—
Depreciation	1,590	1,122
Amortization	76	133
Other, net	(282)	—
	8,989	8,054
Operating (loss) income	(255)	259
Other expense
Interest expense	(298)	(249)
Equity in losses of unconsolidated investments and other, net	(273)	(412)
	(571)	(661)
Loss before income taxes	(826)	(402)
Income tax expense	(37)	(37)
Net loss	$(863)	$(439)

Basic and diluted net loss per common share	$(0.29)	$(0.15)
Basic and diluted weighted average common shares outstanding	2,999	2,992

Other comprehensive income, net of tax:
Net unrealized holding gains on securities and other	$7	$11
Net unrecognized net periodic pension and other postretirement benefits	10	10
Other comprehensive income	17	21
Comprehensive loss	$(846)	$(418)

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Cash flows from operating activities
Net loss	$(863)	$(439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	84	—
Depreciation and amortization	1,666	1,255
Provision for losses on accounts receivable	136	73
Share-based compensation expense	17	18
Deferred income taxes	32	27
Equity in losses of unconsolidated investments and other, net	273	412
Gains from asset dispositions and exchanges	(29)	—
Contribution to pension plan	(92)	(100)
Spectrum hosting contract termination	(236)	—
Other changes in assets and liabilities:
Accounts and notes receivable	(78)	32
Inventories and other current assets	52	(165)
Accounts payable and other current liabilities	52	(236)
Non-current assets and liabilities, net	(63)	23
Other, net	27	19
Net cash provided by operating activities	978	919
Cash flows from investing activities
Capital expenditures	(783)	(644)
Expenditures relating to FCC licenses	(56)	(74)
Investment in Clearwire	(128)	—
Proceeds from sales and maturities of short-term investments	150	300
Purchases of short-term investments	(477)	(340)
Other, net	(1)	(23)
Net cash used in investing activities	(1,295)	(781)
Cash flows from financing activities
Proceeds from debt and financings	2,000	—
Repayments of debt and capital lease obligations	(2)	(1,652)
Debt financing costs	(36)	(3)
Other, net	3	2
Net cash provided by (used in) financing activities	1,965	(1,653)
Net increase (decrease) in cash and cash equivalents	1,648	(1,515)
Cash and cash equivalents, beginning of period	5,447	5,173
Cash and cash equivalents, end of period	$7,095	$3,658
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2011	2,996	$5,992	$46,716	$(40,489)	$(792)	$11,427
Net loss				(863)		(863)
Other comprehensive income, net of tax					17	17
Issuance of common shares, net	1	3				3
Share-based compensation expense			7			7
Balance, March 31, 2012	2,997	$5,995	$46,723	$(41,352)	$(775)	$10,591

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2011. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and the “Company” mean Sprint Nextel Corporation and its consolidated subsidiaries.
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
In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our consolidated financial statements.
The FASB issued authoritative guidance regarding Comprehensive Income: Presentation of Comprehensive Income in June 2011, which was subsequently revised in December 2011, that amends existing guidance to present the total of comprehensive income, the components of net income and the components of other comprehensive income, in either one continuous statement of comprehensive income or in two consecutive financial statements. The guidance eliminates the option to present the components of other comprehensive income in the statement of changes in shareholders' equity. The amendments were effective beginning in the first quarter 2012, with early adoption permitted, require retrospective application, and only affect presentation of information in our primary financial statements. We early adopted the new presentation requirements in our annual report on Form 10-K for the year ended December 31, 2011, which resulted in reporting the components of comprehensive income (loss) in the Consolidated Statements of Comprehensive Loss, rather than the Consolidated Statements of Shareholders' Equity, as previously reported.
In September 2011, the FASB issued authoritative guidance regarding Testing Goodwill for Impairment which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities with the option of performing a qualitative assessment to determine whether further impairment testing is necessary. The revised standard was effective for annual and interim goodwill impairment tests performed beginning in the first quarter of 2012, with early adoption permitted under certain circumstances. We early adopted the provisions of this standard as part of our annual assessment of goodwill with no effect on our financial statements.

Note 3.	Investments
The components of investments were as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Marketable equity securities	$54	$43
Equity method and other investments	1,726	1,953
	$1,780	$1,996

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together, "Clearwire") is part of our plan to participate in the fourth generation (4G) wireless broadband market. Sprint offers 4G products utilizing Clearwire's 4G wireless broadband network in available markets. As of March 31, 2012, Sprint held approximately 50.0% of a non-controlling economic interest in Clearwire Communications LLC and a 47.1% non-controlling voting interest in Clearwire Corporation (together, “Equity Interests”) for which the carrying value totaled $1.4 billion.
In addition to our Equity Interests, Sprint holds two notes receivable from Clearwire as of March 31, 2012. On January 2, 2012, in conjunction with new long-term pricing agreements reached between the two companies in the fourth quarter of 2011, Sprint provided $150 million to Clearwire in exchange for a promissory note. The note has a stated interest rate of 11.5% that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. The difference between the fair value of the note and its face value has been recorded as a prepaid expense, which will be amortized over the term of the note to cost of service. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the mobile virtual network operator (MVNO) agreement. Additionally, Sprint holds a note receivable from Clearwire issued in 2008 with a fixed interest rate of 12% and a maturity date of December 2015. The total carrying value of the notes receivable, which includes accretion related to premiums for both notes and fees associated with the 2009 replacement of the 2008 note, was $309 million and $178 million as of March 31, 2012 and December 31, 2011, respectively. The carrying value of Sprint's Equity Interests, together with the long-term portion of the carrying value of the notes receivable, are included in the line item "Investments" in Sprint's consolidated balance sheets. The current portion of the carrying value of the notes receivable is included in the line item "Prepaid expenses and other current assets" in Sprint's consolidated balance sheets.
Equity in Losses and Summarized Financial Information
Equity in losses from Clearwire were $290 million and $418 million for the three-month periods ended March 31, 2012 and 2011, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Sprint's equity in losses from Clearwire for the three-month periods ended March 31, 2012 and 2011 include charges of approximately $40 million and $92 million, respectively, which are associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans.
Summarized financial information for Clearwire is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Revenues	$323	$237
Operating expenses	(745)	(884)
Operating loss	$(422)	$(647)
Net loss from continuing operations before non-controlling interests	$(561)	$(793)
Net income (loss) from discontinued operations before non-controlling interests	$1	$(41)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sprint's Recoverability
At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluation considers, among other things, both observable and unobservable inputs, including Clearwire's market capitalization, historical volatility associated with Clearwire's common stock, the duration of a decline in Clearwire's average trading stock price below Sprint's carrying value, potential tax benefits, governance rights associated with our non-controlling voting interest, and our expectation of the duration of our ongoing relationship, as well as other factors. As of March 31, 2012, Clearwire's closing stock price of $2.28 per share over the carrying value of Sprint's investment in Clearwire of $1.99 per share was equivalent to an excess of $204 million, prior to consideration of any potential tax benefits and governance rights associated with our non-controlling voting interest. Based upon the evaluation of factors described above, we believe that as of March 31, 2012 the carrying value of our investment, including our notes receivable, is recoverable. The determination of an estimate of fair value for a non-public security, such as our non-controlling voting interest, is subject to significant judgment and uncertainty.
Clearwire Related-Party Transactions
Sprint's equity method investment in Clearwire includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire utilizes the Sprint network to provide dual-mode service to its customers in those areas where access to its 4G network is not yet available. Amounts included in our consolidated balance sheets related to our agreement to purchase 4G services from Clearwire as of March 31, 2012 and December 31, 2011 totaled $51 million and $5 million, respectively, for prepaid expenses and other current assets and $155 million and $77 million, respectively, for accounts payable, accrued expense and other liabilities. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G services from Clearwire totaled $105 million and $46 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Note 4.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits, commercial paper, certificate of deposits, and Treasury securities), totaling $477 million and $150 million as of March 31, 2012 and December 31, 2011, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $54 million and $43 million as of March 31, 2012 and December 31, 2011, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of current and long-term debt is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from or corroborated by observable market data. The fair value of financing and capital lease obligations is estimated using a valuation model based on the lease terms of the obligations and market-based parameters such as bond interest rates. The following table presents carrying amounts and estimated fair values of our current and long-term debt, financing and capital lease obligations:

	Carrying amount	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
March 31, 2012	$22,268	$13,032	$8,014	$—	$21,046
December 31, 2011	$20,274	$12,567	$5,732	$—	$18,299

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the end of the third quarter 2012. We also expect to complete our transition of customers from the Nextel platform to our Sprint platform by the end of 2013, which should allow us to take off-air the remainder of our Nextel platform sites. As a result, in the first quarter 2012, we revised our estimates of the expected useful lives of certain assets and asset retirement obligations through the end of our estimated benefit period of such assets, which is not expected to extend beyond the end of 2013. The exact timing of the acceleration is dependent upon when the assets are expected to be phased out of service, and accordingly, could result in further revision during the decommissioning period. In addition, increasing data usage driven by more subscribers, a shift to smartphones, and more data usage by subscribers is expected to require additional legacy 3G data capacity equipment that will not be utilized beyond the final deployment of Network Vision's multi-mode technology. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date on which Network Vision equipment is deployed and in-service. The incremental effect of accelerated depreciation expense in 2012 and 2013 is expected to be material to our consolidated financial statements and totaled $543 million, of which the majority related to the Nextel platform, in the first quarter 2012.
In connection with Network Vision, certain spectrum licenses that were not previously placed in service are now being prepared for their intended use. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within property, plant and equipment. Interest expense capitalized in connection with the construction of long-lived assets totaled $115 million and $99 million for the three-month periods ended March 31, 2012 and 2011, respectively. Construction in progress (including any capitalized interest) associated with Network Vision, which began in 2011, is expected to be depreciated using the straight-line method based on estimated economic useful lives, which are expected to be depreciated over a weighted average useful life of approximately eight years, once the assets are placed in service.
The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Land	$333	$333
Network equipment, site costs and related software	37,909	37,600
Buildings and improvements	4,896	4,895
Non-network internal use software, office equipment and other	2,083	2,111
Construction in progress	1,977	1,752
Less accumulated depreciation	(33,698)	(32,682)
Property, plant and equipment, net	$13,500	$14,009
Asset Impairments
For the three-month period ended March 31, 2012, we recorded asset impairments of $84 million of construction in progress costs consisting of $18 million associated with a decision to change our backhaul architecture in connection with our Network Vision design from microwave to a more cost-effective fiber backhaul and $66 million of capitalized assets specific to the spectrum hosting arrangement that we no longer intend to deploy (see Note 10). There were no items recorded as asset impairments in the first quarter of 2011.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2011	Net Additions	March 31, 2012
		(in millions)
FCC licenses	$20,044	$87	$20,131
Trademarks	409	—	409
Goodwill	359	—	359
	$20,812	$87	$20,899
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

		March 31, 2012			December 31, 2011
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 to 5 years	$341	$(311)	$30	$341	$(297)	$44
Other intangible assets
Trademarks	10 to 37 years	1,168	(609)	559	1,169	(585)	584
Reacquired rights	9 to 14 years	1,571	(685)	886	1,571	(652)	919
Other	9 to 10 years	128	(62)	66	126	(57)	69
Total other intangible assets		2,867	(1,356)	1,511	2,866	(1,294)	1,572
Total definite-lived intangible assets		$3,208	$(1,667)	$1,541	$3,207	$(1,591)	$1,616

Note 7.	Accounts Payable
Accounts payable at March 31, 2012 and December 31, 2011 include liabilities in the amounts of $102 million and $121 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			March 31, 2012	December 31, 2011
							(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00	-	11.50%	2016	-	2022	$5,500	$4,500
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Serial redeemable senior notes
Nextel Communications, Inc.	5.95	-	7.38%	2013	-	2015	4,780	4,780
Guaranteed notes
Sprint Nextel Corporation	7.00	-	9.00%	2018	-	2020	4,000	3,000
Secured notes
iPCS, Inc.	2.67	-	3.80%	2013	-	2014	481	481
Credit facilities - Sprint Nextel Corporation
Bank credit facility	4.50%			2013			—	—
Export Development Canada	5.49%			2015			500	500
Financing obligation	9.50%			2030			698	698
Capital lease obligations and other	4.11	-	15.49%	2014	-	2022	69	71
Net premiums							36	40
							22,268	20,274
Less current portion							(8)	(8)
Long-term debt, financing and capital lease obligations							$22,260	$20,266
As of March 31, 2012, Sprint Nextel Corporation, the parent corporation, had $10.0 billion in principal of debt outstanding, including amounts drawn under the credit facilities. In addition, $11.5 billion in principal of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $6.7 billion is fully and unconditionally guaranteed. The indentures and financing arrangements governing certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments, net of amounts capitalized of $115 million and $99 million, totaled $179 million and $341 million during the three-month periods ended March 31, 2012 and 2011, respectively.
Notes
Notes consist of senior notes, serial redeemable senior notes, and guaranteed notes, all of which are unsecured, as well as secured notes of iPCS, Inc. (iPCS), which are secured solely with the underlying assets of iPCS. Cash interest on all of the notes is generally payable semi-annually in arrears. As of March 31, 2012, approximately $20.8 billion of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
Approximately $7.3 billion of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change-of-control triggering event (as defined in our indentures governing applicable notes) occurs. If we are required to make a change-of-control offer, we will offer cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
On March 1, 2012, the Company issued $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020. Interest is payable semi-annually on March 1 and September 1. The Company, at its option, may redeem some or all of either series of the notes at any time prior to maturity. The 2020 guaranteed notes are guaranteed by the Company's subsidiaries that guarantee its existing credit facilities.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities
As of March 31, 2012, $1.0 billion in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). As a result, the Company had $1.2 billion of borrowing capacity available under this revolving bank credit facility as of March 31, 2012. The terms of this credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings. The Company's unsecured loan agreement with Export Development Canada (EDC) has terms similar to those of the revolving bank credit facility, except that under the terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn. As of March 31, 2012, the EDC loan was fully drawn.
Financing, Capital Lease and Other Obligations
We have approximately 3,000 cell sites that we sold and subsequently leased back. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our property, plant and equipment due to our continued involvement with the property sold and the transaction is accounted for as a financing. Our capital lease and other obligations are primarily for the use of communication switches.
Covenants
As of March 31, 2012, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, covenants that limit the ability of the Company and its subsidiaries to incur indebtedness, and covenants that limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures.
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

Note 9.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Income tax benefit at the federal statutory rate	$289	$141
Effect of:
State income taxes, net of federal income tax effect	25	9
Change in valuation allowance	(348)	(196)
Other, net	(3)	9
Income tax expense	$(37)	$(37)
Effective income tax rate	(4.5)%	(9.2)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our recent history of consecutive annual losses, in addition to the uncertainty concerning the forecasted income for 2012 and beyond, reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $348 million and $196 million for the three-month periods ended March 31, 2012 and 2011, respectively, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the periods. The valuation allowance was $4.2 billion and $3.9 billion as of March 31, 2012 and December 31, 2011, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax expense of $37 million for each of the three-month periods ended March 31, 2012 and 2011 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period.
As of March 31, 2012 and December 31, 2011, we maintained a liability related to unrecognized tax benefits of $224 million and $225 million, respectively. Cash paid or received for net income tax was insignificant during the three-month periods ended March 31, 2012 and 2011.

Note 10.	Spectrum Hosting
Our Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including Sprint's 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, we entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, we agreed to deploy and operate a long term evolution (LTE) network capable of utilizing the 1.6 GHz spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as “spectrum hosting.” The arrangement contained contingencies related to possible interference issues with LightSquared's spectrum, including the right of Sprint to terminate the arrangement if certain conditions were not met by LightSquared. As of December 31, 2011, we had received $310 million of advanced payments from LightSquared for future services to be performed under the spectrum hosting arrangement.
Beginning in December 2011, through a series of amendments, the arrangement was modified to, among other things, extend the date through which Sprint had the right to terminate the arrangement and suspend Sprint's obligation to incur any further cost or expense related to performance under the original arrangement. In addition, the parties definitively agreed that approximately $236 million of the total $310 million of advanced payments made by LightSquared represent payment for incremental costs or obligations incurred by Sprint under the original arrangement in support of LightSquared. The parties agreed that this amount was irrevocably and unconditionally paid and would not be subject to dispute or claim by LightSquared.
On March 16, 2012, because certain conditions were not met by LightSquared, we elected to terminate the arrangement. Because we have no future performance obligations with respect to the arrangement, we recognized $236 million of the advanced payments as other operating income within "Other, net" in the first quarter 2012. We also refunded $65 million in prepayments LightSquared made to cover costs that were not ultimately incurred by Sprint. In April 2012, we refunded approximately $2 million of the remaining $9 million of advanced payments as finalization of all remaining outstanding items subject to the termination and unwind provisions of the original arrangement. During the first quarter of 2012, we impaired approximately $66 million of capitalized assets that the Company no longer intends to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared (see Note 5). The net gain of $170 million recorded in the first quarter of 2012 will be substantially offset in future periods by operating expenses related to non-cancellable executory contracts with vendors that the Company entered into in contemplation of providing the spectrum hosting services.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Commitments and Contingencies
Litigation, Claims and Assessments
A number of cases that allege Sprint Communications Company L.P. failed to obtain easements from property owners during the installation of its fiber optic network in the 1980's have been filed in various courts. Several of these cases sought certification of nationwide classes, and in one case, a nationwide class was certified. In 2003, a nationwide settlement of these claims was approved by the U.S. District Court for the Northern District of Illinois, but objectors appealed the preliminary approval order to the Seventh Circuit Court of Appeals, which overturned the settlement and remanded the case to the trial court for further proceedings. We reached an agreement in principle to settle the claims for an amount not material to our financial position or results of operations. The Court issued its preliminary approval of the settlement on July 17, 2008, but on September 10, 2009, the Court announced that it would not approve the settlement. The Court did not decide whether the settlement was fair or in the best interest of class members, but denied on jurisdictional grounds. As a result, the agreement terminated, and the parties have continued their efforts to reach a settlement. We have begun to settle some suits on a statewide basis; and have received final court approval of settlements in several states. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is brought on behalf of alleged purchasers of our common stock from October 26, 2006 to February 27, 2008. Our motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery has begun. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint has under-collected sales taxes to the State of New York for sales taxes on receipts from its sale of wireless telephone services since July 2005. We believe the complaint is without merit and intend to defend this matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Various other suits, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various state matters such as sales, use or property taxes, were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Spectrum Reconfiguration Obligations
The Report and Order includes rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. In addition, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band; however, we were required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC. We completed all of our 1.9 GHz incumbent relocation and reimbursement obligations in the second half of 2010.
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $944 million as of March 31, 2012, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.0 billion, of which $58 million was incurred related to FCC licenses during the three-month period ended March 31, 2012. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. Regardless, we continue to estimate that total eligible direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays Sprint's access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. We anticipate that the continuing reconfiguration progress will be sufficient to support the 800 MHz portion of Sprint's Network Vision rollout.

Note 12.	Compensation Plans
As of March 31, 2012, Sprint sponsored three incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan), the 1997 Long-Term Incentive Program (1997 Program) and the Nextel Incentive Equity Plan (Nextel Plan), (together, "Compensation Plans"). In the first quarter 2012, the Management Incentive Stock Option Plan (MISOP) became inactive when all outstanding options expired. Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors, and other eligible individuals as defined by the plan. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three or four years, and have a contractual term of ten years. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Performance-based restricted stock units awarded in 2012 have a three-year performance period and vest subject to the Company's performance as compared to objectives established when the award was granted. Performance-based restricted stock units awarded in 2011 and 2010 have three distinct one-year performance periods and are granted in each period once the performance objectives are established, usually during the first quarter of each calendar year. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 1997 Program or the Nextel Plan.
For the three-month period ended March 31, 2012, the number of shares available and reserved for future grants under the 2007 Plan totaled approximately 135 million common shares. The number of shares available under the 2007 Plan includes shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, or otherwise terminated, which totaled approximately 6 million shares in the three-month period ended March 31, 2012. As of March 31, 2012, restricted stock units and options to acquire about 82 million shares were outstanding under the 2007 Plan, restricted stock units and options to acquire about 8 million shares were outstanding under the 1997 Program, and options to acquire about 2 million shares were outstanding under the Nextel Plan. As of March 31, 2012, the ESPP has approximately 76 million common shares authorized and reserved for future purchases. We use new shares to satisfy share-based awards or treasury shares, if available.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $17 million and $18 million for the three-month periods ended March 31, 2012 and 2011. The net income tax benefit recognized in the consolidated financial statements for share-based compensation awards for the same two periods was $4 million and $5 million, respectively.
As of March 31, 2012, there was $72 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 2.00 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was insignificant for each of the three-month periods ended March 31, 2012 and 2011.
Options
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. Options outstanding as of March 31, 2012 include options granted under the 2007 Plan, the 1997 Program and the Nextel Plan, as discussed above. The risk-free interest rate used is based on the U.S. Treasury yield curve in effect on the measurement date, with a term equal to the expected term of the options. The volatility used is the implied volatility from traded options on our common shares. The expected dividend yield used is estimated based on our historical dividend yield and other factors. The expected term of options granted is estimated using the simplified method, defined as the average of the vesting term and the contractual term as our historical data is not expected to represent the future expected term of equity awards due to our severance activities over the last several years.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the estimated fair value and assumptions used in determining the fair value of option awards granted during the three months ended March 31, 2012:

Weighted average grant date fair value	$1.22
Risk free interest rate	1.15%
Volatility	59.4%
Weighted average expected volatility	59.4%
Expected dividend yield	NA
Weighted average expected dividend yield	NA
Expected term (years)	6
Options granted (millions)	12
A summary of the status of the options under our option plans as of March 31, 2012, and changes during the quarter then ended, is presented below:

	Shares Under Option	Weighted Average per Share Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in millions)		(in years)	(in millions)
Outstanding January 1, 2012	65	$8.16
Granted	12	$2.23
Exercised	—	$—
Forfeited/expired	(6)	$15.54
Outstanding at March 31, 2012	71	$6.54	7.07	$9
Vested or expected to vest at March 31, 2012	68	$6.74	6.94	$7
Exercisable at March 31, 2012	42	$8.81	5.91	$—
Restricted Stock Units
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. A summary of the status of the restricted stock units as of March 31, 2012, and changes during the quarter then ended, is presented below:

	Restricted Stock Units		Weighted Average Grant Date Fair Value of Restricted Stock Units
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
	(in millions)
Outstanding January 1, 2012	6	2	$3.95	$8.52
Granted	13	—	$2.23	$—
Vested	—	—	$—	$—
Forfeited	—	—	$—	$—
Outstanding March 31, 2012	19	2	$2.75	$8.84

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total fair value of restricted stock units vested was insignificant for the three-month period ended March 31, 2012 and was $12 million for the three-month period ended March 31, 2011. The weighted-average grant date fair value of restricted stock units granted during the three-month period ended March 31, 2012 was $2.23 per unit, compared with $4.20 per unit for the same prior year period.
Certain restricted stock units outstanding as of March 31, 2012 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met.

Note 13.	Per Share Data
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 12 million and 37 million shares as of March 31, 2012 and 2011, respectively. All such potentially dilutive shares were antidilutive for the three-month periods ended March 31, 2012 and 2011 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

Note 14.	Segments
Sprint operates two reportable segments: Wireless and Wireline.

•
Wireless primarily includes retail, wholesale, and affiliate revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale of wireless devices and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.

•
Wireline primarily includes revenue from domestic and international wireline voice and data communication services, including services to the cable multiple systems operators that resell our local and long distance services and use our back office systems and network assets in support of their telephone services provided over cable facilities primarily to residential end-use subscribers.

We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, goodwill, asset impairments, and other items, if any, solely and directly attributable to the segment representing items of a non-recurring or unusual nature. Expenses and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on estimated market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry-wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2012
Net operating revenues	$7,950	$781	$3	$8,734
Inter-segment revenues(1)	—	217	(217)	—
Total segment operating expenses	(6,898)	(837)	214	(7,521)
Segment earnings	$1,052	$161	$—	1,213
Less:
Depreciation and amortization				(1,666)
Other, net(2)				198
Operating loss				(255)
Interest expense				(298)
Equity in losses of unconsolidated investments and other, net			$(273)	(273)
Loss before income taxes				$(826)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2011
Net operating revenues	$7,413	$898	$2	$8,313
Inter-segment revenues(1)	—	222	(222)	—
Total segment operating expenses	(6,130)	(892)	223	(6,799)
Segment earnings	$1,283	$228	$3	1,514
Less:
Depreciation and amortization				(1,255)
Other, net				—
Operating income				259
Interest expense				(249)
Equity in losses of unconsolidated investments and other, net			$(412)	(412)
Loss before income taxes				$(402)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended March 31, 2012	$678	$47	$58	$783
Capital expenditures for the three months ended March 31, 2011	$525	$64	$55	$644
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Other, net for the three-month period ended March 31, 2012 consists of net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared (see Note 10), a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods, partially offset by asset impairments totaling $84 million.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2012
Wireless services	$7,112	$—	$—	$7,112
Wireless equipment	735	—	—	735
Voice	—	417	(127)	290
Data	—	108	(44)	64
Internet	—	453	(46)	407
Other	103	20	3	126
Total net operating revenues	$7,950	$998	$(214)	$8,734

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2011
Wireless services	$6,649	$—	$—	$6,649
Wireless equipment	695	—	—	695
Voice	—	486	(153)	333
Data	—	116	(37)	79
Internet	—	497	(32)	465
Other	69	21	2	92
Total net operating revenues	$7,413	$1,120	$(220)	$8,313
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Nextel Corporation, including its consolidated subsidiaries, (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. The communications industry has been and will continue to be highly competitive on the basis of the quality and types of services and devices offered, as well as price. As discussed in "Results of Operations — Segment Earnings - Wireless" the Company has experienced significant losses of subscribers in the critical postpaid wireless market since the third quarter 2006, but, as a result of steps taken to retain and attract such subscribers, has reduced annual postpaid net subscriber losses beginning in 2009.
Description of the Company
We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services, and one of the largest carriers of Internet traffic in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand which includes our retail brands of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN), or Internet protocol (IP) technologies. We also offer fourth generation (4G) services utilizing Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together "Clearwire") and, in October 2011, announced our intention to deploy Long Term Evolution (LTE) technology as part of our network modernization plan, Network Vision. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data, and IP communication services to our Wireless segment, and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-use subscribers.
Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around achieving the following three key priorities:

•	Improve the customer experience;

•	Strengthen our brands; and

•	Generate operating cash flow.
We have reduced confusion over pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature. We also offer price plans tailored to business subscribers such as Business Advantage, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile Anytime feature with certain plans. To simplify and improve the customer experience, we continue to offer Ready Now, which trains our subscribers before they leave the store on how to use their mobile devices. For our business customers, we aim to increase their productivity by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to retain and acquire both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution, and calls per subscriber. Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. Our multi-functional device portfolio includes many cutting edge devices from various original equipment manufacturers (OEMs). Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices. Our networks can also be accessed through our portfolio of embedded tablets and laptop devices.
We support the open development of applications, content, and devices on our network platforms through products and services such as Google Voice™, which allows for functionality such as one phone number for all devices (home, wireless, office, etc), routing calls between devices, and in-call options to switch between devices during a call and Google Wallet™, which provides the ability to store loyalty, gift and credit cards, and to tap and pay while you shop using your wireless device. We have also launched multiple Sprint ID packs that download applications, widgets and other content related to a person's interests at the push of a button. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time, and reliable wireless two-way data connection across a broad range of connected devices, including OEM devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Boost Mobile serves subscribers who are voice and text messaging-centric with its popular Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves subscribers who are device and data-oriented with our Beyond Talk™ plans and our broadband plan, Broadband2Go, that offer subscribers control, flexibility, and connectivity through various communication vehicles. Assurance Wireless provides eligible subscribers, who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of local and long-distance monthly service.
We have focused our wholesale business on enabling our diverse network of customers to successfully grow their business by providing them with an array of network, product, and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their business.
In addition to our brand and customer-oriented goals, we continue to focus on generating increased operating cash flow through competitive rate plans for postpaid and prepaid subscribers, multi-branded strategies, and effectively managing our cost structure. Certain of our strategic decisions, such as Network Vision and the introduction of the iPhone®, which on average carries a higher equipment net subsidy, will result in a reduction in cash flows from operations in the near term. However, we believe these actions will generate long-term benefits, including growth in valuable postpaid subscribers, a reduction in variable cost of service per unit and long-term accretion to cash flows from operations. See “Liquidity and Capital Resources” for more information.
Network Vision
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide subscribers with an enhanced network experience by improving voice quality, coverage, and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability through the utilization of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine products. Through the successful deployment of Network Vision, we expect to migrate to a single nationwide network allowing for the consolidation and optimization of our 800 megahertz (MHz) and 1.9 gigahertz (GHz) spectrum, as well as other spectrum owned by third-parties, into multi-mode stations allowing us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which also allows for the deployment of LTE. As we migrate to a single nationwide network, we will decommission the Nextel platform, which will enable us to eliminate the ongoing fixed costs of this network. As a result, we expect to continue the trend of net losses of retail subscribers on our Nextel platform as we target retention of these subscribers to the Sprint platform during the decommissioning period, which began during the first quarter 2012 and is expected to continue through 2013. The net losses on the Nextel platform are expected to fluctuate depending on the timing of subscriber decisions and the nature of the subscriber base affected by our decommissioning efforts.
The first stages of equipment testing began in the first quarter of 2011, and we have achieved our initial technical milestones. Work has begun on approximately 38,000 cell sites, and we powered on our first multi-mode base station on December 6, 2011. We expect to commercially launch this new technology in certain markets by mid-year 2012. In addition, on October 2, 2011, we launched Sprint Direct Connect®, which is the next generation of push-to-talk technology. Further deployments of Network Vision technology, including enhancements of Sprint Direct Connect, are expected to continue through early 2014. We expect Network Vision to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites.
The successful deployment related to these changes in technology will result in incremental charges during the period of implementation of our multi-mode technology and Nextel platform decommissioning including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which we expect to have a material impact on our results of operations. In addition to these charges, we expect to incur lease exit and other contract termination costs that may also have a material impact on our consolidated financial statements. In the first quarter of 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the end of the third quarter 2012. We also expect to complete our transition of customers from the Nextel platform to our Sprint platform by the end of 2013, which should allow us to take off-air the remainder of our Nextel platform sites. As a result, in the first quarter 2012, we revised our estimates of the expected useful lives of certain Nextel platform assets and asset retirement obligations through the end of our estimated benefit period of such assets, which is not expected to extend beyond the end of 2013. We expect to record $2 billion of depreciation expense during 2012 and 2013 incremental to the amount of depreciation expense that would have been recognized, approximately $1.6 billion, absent a decision to decommission our Nextel platform. The total amount of depreciation expense that we expect to record in 2012 and 2013 related to our remaining Nextel platform assets is $3.6 billion. The exact timing of the acceleration is dependent upon when the assets are expected to be phased out of service. These estimates are derived from our internal decommissioning plan, which is still evolving. We estimate the incremental effect of accelerated depreciation related to Nextel platform assets in our 2012 results to be in the range of approximately $1.2 billion to $1.5 billion.
In addition, we are experiencing increased data usage driven by more subscribers, a shift to smartphones, and more data usage by subscribers, which has required additional capital expenditures of legacy 3G data capacity equipment on our current Sprint platform. As we deploy Network Vision, we intend to maximize the use of previously deployed data capacity equipment when possible; however, based on our capacity needs during the implementation period of Network Vision, we expect additional legacy 3G data capacity expenditures that will not be utilized beyond the final deployment of Network Vision's multi-mode technology. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date in which Network Vision equipment is deployed and in-service.
Spectrum Hosting
Our Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including Sprint's 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, we entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, we agreed to deploy and operate a long term evolution (LTE) network capable of utilizing the 1.6 GHz spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as “spectrum hosting.” The arrangement contained contingencies related to possible interference issues with LightSquared's spectrum, including the right of Sprint to terminate the arrangement if certain conditions were not met by LightSquared. As of December 31, 2011, we had received $310 million of advanced payments from LightSquared for future services to be performed under the spectrum hosting arrangement.
Beginning in December 2011, through a series of amendments, the arrangement was modified to, among other things, extend the date through which Sprint had the right to terminate the arrangement and suspend Sprint's obligation to incur any further cost or expense related to performance under the original arrangement. In addition, the parties definitively agreed that approximately $236 million of the total $310 million of advanced payments made by LightSquared represent payment for incremental costs or obligations incurred by Sprint under the original arrangement in support of LightSquared. The parties agreed that this amount was irrevocably and unconditionally paid and would not be subject to dispute or claim by LightSquared.
On March 16, 2012, because certain conditions were not met by LightSquared, we elected to terminate the arrangement. Because we have no future performance obligations with respect to the arrangement, we recognized $236 million of the advanced payments as other operating income within "Other, net" in the first quarter 2012. We also refunded $65 million in prepayments LightSquared made to cover costs that were not ultimately incurred by Sprint. In April 2012, we refunded approximately $2 million of the remaining $9 million of advanced payments as finalization of all remaining outstanding items subject to the termination and unwind provisions of the original arrangement. During the first quarter of 2012 we impaired approximately $66 million of capitalized assets that the Company no longer intends to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared. The net gain of $170 million recorded in the first quarter of 2012 will be substantially offset in future periods by operating expenses related to non-cancellable executory contracts with vendors that the Company entered into in contemplation of providing the spectrum hosting services.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Wireless segment earnings	$1,052	$1,283
Wireline segment earnings	161	228
Corporate, other and eliminations	—	3
Consolidated segment earnings	1,213	1,514
Depreciation and amortization	(1,666)	(1,255)
Other, net	198	—
Operating (loss) income	(255)	259
Interest expense	(298)	(249)
Equity in losses of unconsolidated investments and other, net	(273)	(412)
Income tax expense	(37)	(37)
Net loss	$(863)	$(439)
Consolidated segment earnings decreased $301 million, or 20%, in the three-month period ended March 31, 2012 as compared to the same period in 2011. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.
Depreciation and Amortization Expense
Depreciation expense increased $468 million, or 42%, in the three-month period ended March 31, 2012 compared to the same period in 2011. The successful deployment related to the changes in technology as a result of Network Vision is resulting in incremental charges during the period of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations, which we expect to continue to have a material impact on our results of operations during 2012 and 2013. The incremental effect of accelerated depreciation due to the implementation of Network Vision was $543 million, of which the majority related to the Nextel platform, during the first quarter 2012. The increase related to accelerated depreciation was slightly offset by a net decrease in depreciation as a result of assets that became fully depreciated or were retired. The amount of accelerated depreciation in the first and second quarter 2012 is expected to be disproportionate to the accelerated depreciation recognized in the remainder of 2012 and 2013 as it is dependent upon when the assets are expected to be phased out of service. In addition to the incremental depreciation expense resulting from revisions to estimated useful lives, we plan to increase capital expenditures during the period of implementation of Network Vision, which is also expected to result in an increase to depreciation expense over the next several years as those assets are placed in service.

Amortization expense declined $57 million, or 43%, in the three-month period ended March 31, 2012 as compared to the same period in 2011, primarily due to the absence of amortization for customer relationship intangible assets related to the 2006 acquisition of Nextel Partners, Inc. and the 2009 acquisition of Virgin Mobile USA, Inc. which became fully amortized in the second quarter 2011. Customer relationships are amortized using the sum-of-the-years'-digits method, resulting in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information of items included in “Other, net” for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Asset impairments	$(84)	$—
Spectrum hosting contract termination	236	—
Gains from asset dispositions and exchanges	29	—
Favorable developments relating to access cost disputes	17	—
Total	$198	$—
Other, net changed $198 million in the three-month period ended March 31, 2012 as compared to the same period in 2011. This change was primarily due to the termination of our spectrum hosting arrangement with LiqhtSquared, partially offset by asset impairments in the first quarter 2012, which consist of $18 million of assets associated with a decision to change our backhaul architecture in connection with our Network Vision design from microwave to a more cost-effective fiber backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement. Additional information related to these items can be found in the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense increased $49 million, or 20%, in the three-month period ended March 31, 2012 as compared to the same period in 2011, primarily due to increased weighted average long-term debt balances as a result of November 2011 and March 2012 debt issuances partially offset by January and December 2011 debt repayments and increased effective interest rates partially offset by an increase in the amount of interest capitalized. We expect interest capitalization related to spectrum licenses not previously utilized to decline significantly as we plan to have a substantial portion of the value of our spectrum licenses to be ready for use by the end of the second quarter of 2012. As a result, we estimate interest capitalization of approximately $50 to $100 million to be recognized for the remainder of 2012, the majority of which will be recognized during the second quarter 2012. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $20.8 billion and $19.0 billion was 7.9% and 7.2% for the three-month periods ended March 31, 2012 and 2011, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments and Other, net
Clearwire owns and operates a next generation mobile broadband network that provides high-speed residential and mobile Internet access services and residential voice services in communities throughout the country. Clearwire heavily invested in building its network and acquiring other assets necessary to expand its WiMAX business during 2009 and 2010, which resulted in increased operating losses and reduced liquidity. In August 2011, Clearwire announced its intention to deploy an LTE network subject to the availability of additional funding. In December 2011, Clearwire issued additional equity and raised net proceeds of approximately $716 million. Additionally, in January 2012, Clearwire issued additional indebtedness and raised net proceeds of approximately $295 million. We expect Clearwire to continue to generate net losses in the near term as it executes its business plan, including the deployment of an LTE network. Our intent to hold our investment in Clearwire is based, in part, on our growing subscriber base of 4G WiMAX subscribers that utilize Clearwire's network and our intent to sell 4G WiMAX devices through 2012 in addition to Clearwire's ability to deploy an LTE network.

Equity in losses of unconsolidated investments and other, net primarily consists of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with our investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, Sprint's impairment, if any, of its investment in Clearwire, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Equity in losses from Clearwire were $290 million and $418 million for the three-month periods ended March 31, 2012 and 2011, respectively. Sprint's equity in losses from Clearwire include charges of approximately $40 million and $92 million for the three-month periods ended March 31, 2012 and 2011, respectively, which are associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans. Additional declines in the estimated fair value of Clearwire may require us to evaluate the decline in relation to the carrying value of our investment in Clearwire. A conclusion by us that additional declines in the estimated fair value of Clearwire are other than temporary could result in an additional impairment, which could be material.
On November 30, 2011, Sprint entered into new agreements with Clearwire that established long-term pricing terms for 4G services, both WiMAX and LTE. Under terms of the agreements, Sprint is required to pay Clearwire $926 million in total over the course of 2012 and 2013 in exchange for unlimited WiMAX services during those years. The agreements also establish long-term usage-based pricing for LTE services in 2012 and beyond and WiMAX services in 2014 and beyond. Under the terms, Sprint may also make a series of refundable prepayments up to $350 million for LTE services, if Clearwire achieves certain build-out targets and network specifications by June 2013 or obtains purchase commitments for LTE services from other customers. These payments, beginning in 2013, will be applied towards LTE usage over the remaining term of the contract. In addition, the agreements provided improved terms and competitive pricing for re-wholesaling of WiMAX services by Sprint beginning in 2012. Lastly, as part of the agreements, on January 2, 2012, Sprint provided $150 million to Clearwire in exchange for a promissory note with a stated interest rate of 11.5% that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the MVNO agreement.
Income Tax Expense
The consolidated effective tax rate was an expense of approximately 5% and 9% during each of the three-month periods ended March 31, 2012 and 2011, respectively. The income tax expense for the three-month periods ended March 31, 2012 and 2011 includes a $348 million and $196 million net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless
Wireless segment earnings are primarily a function of wireless service revenue, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include revenue from the sale of wireless devices and accessories offset by the cost at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.
As shown by the table above under “Results of Operations,” Wireless segment earnings represented approximately 87% of our total consolidated segment earnings as of March 31, 2012. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU). Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform postpaid offerings. To address and reduce net postpaid subscriber losses, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience. We have also introduced new devices, including the iPhone® in the fourth quarter of 2011, improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive rate plans providing simplicity and value.
The Company has significantly improved net postpaid subscriber results on the Sprint platform subsequent to the first quarter 2009 as a result of the actions taken. In conjunction with Network Vision, the Company continues to focus on the growth of the Sprint platform while simultaneously targeting retention of Nextel platform subscribers through competitive offerings on the Sprint platform, which includes Sprint Direct Connect. As a result of our plans and increased competition for these subscribers, we expect that subscriber churn on the Nextel platform, both postpaid and prepaid, will increase as we progress toward the decommissioning of the Nextel platform. Although the Company continues to experience net losses of Nextel platform postpaid subscribers, beginning in 2010, wireless service revenue has increased primarily as a result of growth in subscribers from our prepaid business as well as increased postpaid ARPU and subscribers on the Sprint platform.
During 2011, the Company entered into a purchase commitment with Apple, Inc. to purchase a minimum number of smartphones which, on average, is expected to carry a higher subsidy per unit than other smartphones we sell. In addition, during 2012, we expect to make further progress on Network Vision, including the incurrence of certain costs associated with the ongoing decommissioning efforts of the Nextel platform. As a result, we expect that wireless segment earnings will decline in 2012 as compared to 2011 until we benefit from Network Vision, through reduced network and operating costs, and begin to see further increases in retail service revenue through improved total retail postpaid net additions sufficient to recover these increased equipment net subsidy and acquisition costs.

The following table provides an overview of the results of operations of our Wireless segment for the three-month periods ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
Wireless Earnings	2012	2011
	(in millions)
Sprint platform	$5,408	$4,842
Nextel platform	500	729
Total postpaid	5,908	5,571
Sprint platform	1,016	712
Nextel platform	188	366
Total prepaid	1,204	1,078
Retail service revenue	7,112	6,649
Wholesale, affiliate and other revenue	103	69
Total service revenue	7,215	6,718
Cost of services (exclusive of depreciation and amortization)	(2,289)	(2,047)
Service gross margin	4,926	4,671
Service gross margin percentage	68%	70%
Equipment revenue	735	695
Cost of products	(2,298)	(1,812)
Equipment net subsidy	(1,563)	(1,117)
Equipment net subsidy percentage	(213)%	(161)%
Selling, general and administrative expense	(2,311)	(2,271)
Wireless segment earnings	$1,052	$1,283
Service Revenue
Our Wireless segment generates service revenue from the sale of wireless services and the sale of wholesale and other services. Service revenue consists of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, equipment protection, late payment and early termination charges, and certain regulatory related fees, net of service credits. The ability of our Wireless segment to generate service revenue is primarily a function of:

•	revenue generated from each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates charged for those services; and

•	the number of subscribers that we serve, which in turn is a function of our ability to retain existing and acquire new subscribers.
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $463 million, or 7%, for the three-month period ended March 31, 2012 as compared to the same period in 2011. The increase in retail service revenue for the three-month period ended March 31, 2012 as compared to the same period in 2011 reflects an increase in Sprint platform postpaid service revenue related to our $10 premium data add-on charge required for all smartphones and greater popularity of unlimited and bundled plans, combined with increases in roaming and other fees. The increase was also driven by continued subscriber growth from new market launches for our Assurance Wireless brand as well a growing number of subscribers of our Boost and Virgin Mobile prepaid brands who are choosing higher rate plans as a result of the increased availability of smartphones.

Wholesale and affiliates are those subscribers who are served through 3G MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $34 million, or 49%, for the three-month period ended March 31, 2012 as compared to the same period in 2011 primarily as a result of growth in our 3G MVNO's reselling prepaid services. Wholesale and affiliate revenue includes revenue from connected devices generated from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and ARPU by category for the three-month periods ended March 31, 2012 and 2011. Additional information about the number of subscribers, net subscriber additions (losses) , ARPU, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2011 may be found in the tables on the following pages.

	Three Months Ended
	March 31,
	2012	2011
	(subscribers in thousands)
Average postpaid subscribers	32,893	33,056
Average prepaid subscribers	14,965	12,658
Average retail subscribers	47,858	45,714
ARPU(1):
Postpaid	$59.88	$56.17
Prepaid	$26.82	$28.39
Average retail	$49.54	$48.48
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

Postpaid ARPU for the three-month period ended March 31, 2012 increased as compared to the same period in 2011 primarily due to increased revenues from the $10 premium data add-on charges for all smartphones and increases in roaming and other fees. Prepaid ARPU for the three-month period ended March 31, 2012 declined compared to the same period in 2011 primarily as a result of net additions of our Assurance Wireless brand, whose subscribers carry a lower ARPU, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans to take advantage of international offerings and the increased availability of smartphones.

The following table shows (a) net additions (losses) of wireless subscribers, (b) total subscribers as of the end of each quarterly period beginning with the first quarter 2011, and (c) end of period connected device subscribers.

	March 31, 2011	June 30, 2011	September 30, 2011	December 30, 2011	March 31, 2012
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid(2)	253	226	265	539	263
Prepaid	1,406	1,149	839	899	870
Wholesale and affiliates	389	519	835	954	785
Total Sprint platform	2,048	1,894	1,939	2,392	1,918
Nextel platform:
Postpaid	(367)	(327)	(309)	(378)	(455)
Prepaid	(560)	(475)	(354)	(392)	(381)
Total Nextel platform	(927)	(802)	(663)	(770)	(836)

Total retail postpaid	(114)	(101)	(44)	161	(192)
Total retail prepaid	846	674	485	507	489
Total wholesale and affiliate	389	519	835	954	785
Total Wireless	1,121	1,092	1,276	1,622	1,082

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(2)(4)	27,699	27,925	28,190	28,729	28,992
Prepaid	9,941	11,090	11,929	12,828	13,698
Wholesale and affiliates(3)(4)	4,910	5,429	6,264	7,218	8,003
Total Sprint platform	42,550	44,444	46,383	48,775	50,693
Nextel platform:
Postpaid	5,299	4,972	4,663	4,285	3,830
Prepaid	3,182	2,707	2,353	1,961	1,580
Total Nextel platform	8,481	7,679	7,016	6,246	5,410

Total retail postpaid(4)	32,998	32,897	32,853	33,014	32,822
Total retail prepaid	13,123	13,797	14,282	14,789	15,278
Total wholesale and affiliates(3)(4)	4,910	5,429	6,264	7,218	8,003
Total Wireless	51,031	52,123	53,399	55,021	56,103

Supplemental data - connected devices End of period subscribers (in thousands)(4)
Retail postpaid	715	727	762	783	791
Wholesale and affiliates	1,883	1,920	1,956	2,077	2,217
Total	2,598	2,647	2,718	2,860	3,008
_______________________

(1)
Subscribers that transfer from their original service category classification to another platform, or another service line within the same platform, are reflected as a net loss to the original service category and a net addition to their new service category. There is no net effect for such subscriber changes to the total wireless net additions (losses) or end of period subscribers.

(2)	Includes subscribers with PowerSource devices, which operate seamlessly between both platforms.

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-use subscriber and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 1.3 million subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue as of March 31, 2012.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn, and (b) our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the first quarter 2011.

	March 31, 2011	June 30, 2011	September 30, 2011	December 30, 2011	March 31, 2012
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.78%	1.72%	1.91%	1.99%	2.00%
Prepaid	3.41%	3.25%	3.43%	3.07%	2.92%
Nextel platform:
Postpaid	1.95%	1.92%	1.91%	1.89%	2.09%
Prepaid	6.94%	7.29%	7.02%	7.18%	8.73%

Total retail postpaid	1.81%	1.75%	1.91%	1.98%	2.01%
Total retail prepaid	4.36%	4.14%	4.07%	3.68%	3.61%

ARPU
Sprint platform:
Postpaid	$58.52	$59.07	$60.20	$61.22	$62.55
Prepaid	$25.76	$25.53	$25.35	$25.16	$25.64
Nextel platform:
Postpaid	$44.35	$43.68	$42.78	$41.91	$40.94
Prepaid	$35.46	$34.63	$35.62	$34.91	$35.68

Total retail postpaid	$56.17	$56.67	$57.65	$58.59	$59.88
Total retail prepaid	$28.39	$27.53	$27.19	$26.62	$26.82
_______________________

(1)
Churn is calculated by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For postpaid accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of customer activations in a particular account within 30 days. Postpaid and Prepaid churn consist of both voluntary churn, where the subscriber makes his or her own determination to cease being a subscriber, and involuntary churn, where the subscriber's service is terminated due to a lack of payment or other reasons.

Retail Postpaid Subscribers—We lost 192,000 net postpaid subscribers during the three-month period ended March 31, 2012 as compared to losing 114,000 net postpaid subscribers during the same period in 2011. Of the approximately 33 million total subscribers included in postpaid, approximately 2% represent connected devices. Net additions of connected devices were 8,000 during the three-month period ended March 31, 2012 as compared to net additions of 13,000 during the same period in 2011. Our increase in net postpaid subscriber losses can be attributed to increased postpaid churn, primarily related to involuntary churn, the majority of which was associated with pricing actions taken by indirect dealers in the second and third quarters 2011. This increase was partially offset by increased postpaid gross additions resulting from simplified and value-driven bundled offers and a more competitive device line-up.
We plan to retain Nextel platform push-to-talk subscribers by providing competitive offerings on the Sprint platform, which includes future offerings on our multi-mode network, such as Sprint Direct Connect. During the three-month period ended March 31, 2012, approximately 228,000 Sprint platform net postpaid subscriber additions represented Nextel platform subscribers that were retained on the Sprint platform. In addition, during the three-month period ended March 31, 2012, our postpaid subscriber base on the Nextel platform was reduced by 455,000 as we continued to lose postpaid subscribers on the Nextel platform. We expect to continue a trend of net postpaid subscriber losses on the Nextel platform through the decommissioning period.
Retail Prepaid Subscribers—We added 489,000 net prepaid subscribers during the three-month period ended March 31, 2012 as compared to adding 846,000 net prepaid subscribers for the same period in 2011. Our decrease in net prepaid subscriber additions was driven by decreases in prepaid gross additions primarily as a result of increased competition partially offset by improved churn on the Sprint platform. The Company expects to continue the trend of prepaid subscriber losses under the Nextel platform as we focus efforts to retain and attract such subscribers to our offerings on the Sprint platform. During the three-month period ended March 31, 2012, approximately 137,000 Sprint platform net prepaid subscriber additions represented Nextel platform subscribers that were retained on the Sprint platform. In addition, during the three-month period ended March 31, 2012, our prepaid subscriber base on the Nextel platform was reduced by 381,000 as we continued the trend of prepaid subscriber losses on the Nextel platform. We expect to continue a trend of net prepaid subscriber losses on the Nextel platform through the decommissioning period.
Prepaid subscribers are generally deactivated between 60 and 150 days from the date of activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs, however, the number of these subscribers as a percentage of our total prepaid subscriber base continues to decline primarily due to a higher level of account replenishments, reducing the need to extend a retention offer, combined with an increasing number of Assurance Wireless brand prepaid subscribers who are not eligible for the retention programs.
Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Wholesale and affiliate subscriber net additions were 785,000 during the three-month period ended March 31, 2012 as compared to 389,000 for the same period in 2011. Wholesale and affiliate subscriber net additions improved by 396,000, or 102%, for the three-month period ended March 31, 2012 compared to the same period one year ago, which was primarily driven by net additions of prepaid subscribers offered through our MVNO's. Of the 8 million total subscribers included in wholesale and affiliates, approximately 28% represent connected devices. Net additions of connected devices were 140,000 during the three-month period ended March 31, 2012 as compared to net additions of 23,000 and for the same period in 2011.
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
Cost of services increased $242 million, or 12%, for the three-month period ended March 31, 2012 as compared to the same period in 2011 primarily reflecting higher service and repair costs driven by the increase in the cost per unit of new and used devices due to the growth in smartphone popularity as well as increased roaming due to higher 4G MVNO data usage and increased backhaul costs. In addition, rent expense has increased due to the cell site leases renegotiated in 2011 in connection with Network Vision and is expected to continue until such time we can successfully deploy Network Vision and benefit from an overall reduction in our total portfolio of tower leases. These increases were offset by a decrease in long distance network costs as a result of lower market rates and a decline in payments to third-party vendors for use of their proprietary data applications and premium services as a result of contract renegotiations providing more favorable rates.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use customer, assuming all other revenue recognition criteria are met. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice. We offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives are recorded as a reduction to equipment revenue upon activation of the device with a service contract. Cost of products includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. We also make incentive payments to certain indirect dealers, who purchase the iPhone® directly from Apple. Those payments are recognized as selling, general and administrative expenses when the device is activated with a Sprint service plan since Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.)
Equipment revenue increased $40 million, or 6%, for the three-month period ended March 31, 2012 as compared to the same period in 2011 and cost of products increased $486 million, or 27%, for the three-month period ended March 31, 2012 as compared to the same period in 2011. The increase in both equipment revenue and cost of products is primarily due to a higher average sales price and cost per device sold for postpaid and prepaid devices, particularly driven by the introduction of the more expensive iPhone to postpaid subscribers, combined with a slight increase in the number of prepaid devices sold and partially offset by a decline in the number of postpaid devices sold. As a result of a growing number of postpaid and prepaid subscribers moving to smartphone devices, we expect the trend of increased equipment net subsidy to continue.
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
Sales and marketing expense was $1.3 billion, a decrease of $30 million, or 2%, for the three-month period ended March 31, 2012 as compared to the same period in 2011. The decrease was primarily due to a decline in media and advertising spend, slightly offset by reimbursements for point-of-sale discounts for iPhones, which are directly sourced by distributors from Apple and accounted for as sales expense, as well as the additional costs associated with our increase in subscriber gross additions. Point-of-sale discounts are included in the determination of equipment net subsidy when we purchase and resell devices.
General and administrative costs were $1.0 billion, an increase of $70 million, or 7%, for the three-month period ended March 31, 2012 as compared to the same period in 2011, primarily reflecting an increase in bad debt expense. Bad debt expense was $136 million for the three-month period ended March 31, 2012 representing a $60 million increase as compared to bad debt expense of $76 million for the three-month period ended March 31, 2011. The increase in bad debt expense for the three-month period ended March 31, 2012 as compared to the prior year period primarily reflects an increase in the aging of accounts receivable outstanding greater than 60 days combined with an increase in the average write-off per account. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. Our mix of prime postpaid subscribers to total postpaid subscribers was 82% for the three-month period ended March 31, 2012 compared to 83% for the three-month period ended March 31, 2011.

Segment Earnings - Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment and IP and other services to cable MSOs. Cable MSOs resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-use subscribers. We are one of the nation's largest providers of long distance services and operate all-digital global long distance and Tier 1 IP networks. Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP), and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, the wireline network is carrying increasing amounts of voice and data traffic for our Wireless segment as a result of growing usage by our wireless subscribers.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to some of our cable MSO's have become large enough in scale that they have decided to in-source these services. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For 2012, we expect wireline segment earnings to decline by approximately $180 to $220 million as compared to 2011 to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. This decline in Wireline segment earnings related to intercompany pricing will not affect our consolidated results of operations as our Wireless segment will benefit from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment for the three-month period ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
Wireline Earnings	2012	2011
	(in millions)
Voice	$417	$486
Data	108	116
Internet	453	497
Other	20	21
Total net service revenue	998	1,120
Cost of services and products	(716)	(759)
Service gross margin	282	361
Service gross margin percentage	28%	32%
Selling, general and administrative expense	(121)	(133)
Wireline segment earnings	$161	$228
Wireline Revenue
Voice Revenues
Voice revenues decreased $69 million, or 14%, for the three-month period ended March 31, 2012 as compared to the same period in 2011 primarily driven by overall price declines of which $46 million was related to the decline in prices for the sale of services to our Wireless segment as well as volume declines due to customer churn. Voice revenues generated from the sale of services to our Wireless segment represented 30% of total voice revenues for the three-month period ended March 31, 2012 as compared to 31% for the three-month period ended March 31, 2011.
Data Revenues
Data revenues reflect sales of data services, including asynchronous transfer mode (ATM), frame relay and managed network services bundled with non-IP-based data access. Data revenues decreased $8 million, or 7%, for the three-month period ended March 31, 2012 as compared to the same period in 2011 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services. Data revenues generated from the provision of services to the Wireless segment represented 41% of total data revenue for the three-month period ended March 31, 2012 as compared to 32% for the same period in 2011.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. Internet revenues decreased $44 million, or 9%, for the three-month period ended March 31, 2012 as compared to the same period in 2011. Certain MSO's have decided to in-source their digital voice products resulting in a $51 million decrease in the three-month period ended March 31, 2012 as compared to the same period in 2011. In addition, Internet revenues generated from the sale of services to our Wireless segment increased in the three-month period ended March 31, 2012 due to an increase in the requirements to support wireless customers' data traffic related to increased smartphone usage, slightly offset by a decline in prices. Sale of services to our Wireless segment represented 10% of total Internet revenues in the three-month period ended March 31, 2012 as compared to 6% for the three-month period ended March 31, 2011.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $1 million, or 5%, in the three-month period ended March 31, 2012 as compared to the same period in 2011.

Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $43 million, or 6%, in the three-month period ended March 31, 2012 as compared to the same period in 2011 primarily due to lower access expense as a result of savings initiatives and declining voice and Internet volumes. Service gross margin percentage decreased from 32% in the three-month period ended March 31, 2011 to 28% in the three-month period ended March 31, 2012 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $12 million, or 9%, in the three-month period ended March 31, 2012 as compared to the same period in 2011. The decrease was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in both of the three-month periods ended March 31, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Net cash provided by operating activities	$978	$919
Net cash used in investing activities	$(1,295)	$(781)
Net cash provided by (used in) financing activities	$1,965	$(1,653)
Operating Activities
Net cash provided by operating activities of $978 million in the first three months of 2012 increased $59 million from the same period in 2011. The increase resulted from increased cash received from customers of $246 million primarily due to increases in postpaid ARPU and total net subscribers and decreases in cash paid for interest of $162 million resulting from approximately $3.9 billion of debt repayments during 2011. This was partially offset by increases in vendor and labor-related payments of $350 million, which primarily related to an increase in the average cost of postpaid and prepaid devices sold and increased network costs primarily associated with Network Vision partially offset by reductions in inventory. Included in our vendor and labor related payments were $92 million in pension contribution payments made during the first three months of 2012. We also expect to make additional pension contributions of approximately $33 million during the remainder of 2012.
Subscriber revenue earned but not billed represented about 9% and 10% of our accounts receivable balance as of March 31, 2012 and 2011, respectively.
Investing Activities
Net cash used in investing activities for the first three months of 2012 increased by $514 million from 2011, primarily due to a decrease of $150 million in proceeds from sales and maturities of short-term investments, and increases of $137 million in purchases of short-term investments and $139 million in capital expenditures. Increases in capital expenditures were primarily related to Network Vision spend and the addition of legacy 3G data capacity to our wireless networks. We also recognized $128 million in the form of a note receivable from Clearwire as a result of the additional investment provided through our amended agreement in the fourth quarter 2011.

Financing Activities
Net cash provided by financing activities was approximately $2.0 billion during the first three months of 2012 compared to net cash used in financing activities of $1.65 billion for the same period in 2011. The first three months of 2012 included the issuance of $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020. The first three months of 2011 included the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes.
Liquidity
As of March 31, 2012, our liquidity, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving credit facility was $8.8 billion. Our cash, cash equivalents and short-term investments totaled $7.6 billion as of March 31, 2012 compared to $5.6 billion as of December 31, 2011. As of March 31, 2012, $1.0 billion in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $1.2 billion of borrowing capacity available under our revolving bank credit facility as of March 31, 2012. In January 2012, we received a $150 million note receivable with a stated interest rate of 11.5% from Clearwire as a result of the additional investment provided to Clearwire through our amended agreement in the fourth quarter 2011 that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. In March 2012, we issued an additional $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020.
In September 2011, we entered into a four year commitment with Apple, Inc. to purchase a minimum number of smartphones, which on average, are expected to carry a higher subsidy per unit than other smartphones we sell. This will result in an expected increase in cash outflow and reduction in operating income in the earlier years of the contract until such time as we may recover the acquisition costs through subscriber revenue consistent with our initial forecast when we launched the iPhone®. We continue to believe the effect of the iPhone®, given the significance of its expected effect on gross additions and upgrades, will reduce contribution margin in the near term. These estimates are subject to significant judgment and include assumptions such as product mix, expected improvements in customer churn, and smartphone sales volume which are difficult to predict and actual results may differ significantly compared to our initial estimates.
Additionally, in October 2011, we announced our intention to accelerate the timeline associated with Network Vision, our network modernization plan. In addition to Network Vision, we are currently experiencing rapid growth in data usage driven by more subscribers, a shift to smartphones, and more data usage by subscribers, which requires additional capital for legacy 3G data capacity to meet our customers' needs and to maintain customer satisfaction. Our accelerated timeline coupled with our capital needs to maintain and operate our existing infrastructure are expected to require approximately $10 billion in total capital expenditures over the two year period ending December 31, 2013. In addition to our expectation of increased capital expenditures, we also expect network operating expenditures to increase during the Network Vision deployment period.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the ability to issue debt and equity securities, the ability to issue other forms of financing, and the borrowing capacity available under our credit facility to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements through the next twelve months, including debt service requirements and other significant future contractual obligations. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes Network Vision, subscriber growth and the expected achievement of a cost structure intended to achieve more competitive margins, we expect we will need to raise additional funds from external resources of approximately $1.0 billion through 2013, dependent on projected revenues and expenses related to our operations. If we are unable to fund our remaining capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.

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
As of March 31, 2012, we had working capital of $5.8 billion compared to $3.8 billion as of December 31, 2011. The increase in working capital is primarily due to net proceeds from issuances of approximately $2.0 billion of debt in March 2012.
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
As of March 31, 2012, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

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
The terms and conditions of our revolving bank credit facility require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.5 to 1.0. In October 2011, our credit facility was amended to prospectively redefine adjusted EBITDA to exclude costs comprising equipment net subsidy, as defined by the amended agreement, to the extent such costs exceed $1.1 billion in any of the six consecutive fiscal quarters ending March 31, 2013. The amount added back related to this exclusion cannot exceed $1.75 billion in any four consecutive fiscal quarters and is limited to $2.7 billion in the aggregate for the six consecutive fiscal quarters ending March 31, 2013. As of April 1, 2012, the ratio is to be no more than 4.25 to 1.0, and will be further reduced to 4.0 to 1.0 after December 31, 2012. As of March 31, 2012, the ratio was 4.0 to 1.0 as compared to 3.7 to 1.0 as of December 31, 2011. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of our revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a margin of between 2.75% to 4.0%. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility.
A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, covenants that limit the Company and its subsidiaries to incur indebtedness, and covenants that limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures.
We expect to remain in compliance with our covenants through the next twelve months, although there can be no assurance that we will do so. Although we expect to improve our Sprint platform postpaid subscriber results, and execute on our Network Vision plan, including the decommissioning of the Nextel platform, if we do not meet our expectations, depending on the severity of any difference in actual results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.

CURRENT BUSINESS OUTLOOK
Given the current economic environment and the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to forecast with assurance the net retail postpaid subscriber results we will experience during 2012 or thereafter. However, the Company expects 2012 consolidated segment earnings to be between $3.7 billion and $3.9 billion. We expect full year consolidated net service revenue growth of approximately 4% to 6%. The company also expects full year capital expenditures in 2012, excluding capitalized interest, to be approximately $6 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” below and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011.

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than our $2 billion debt issuance in March 2012. Below is a graph depicting our future principal maturities of debt as of March 31, 2012 inclusive of this debt issuance. The table excludes all financing and capital lease obligations.
* Our revolving bank credit facility will mature in 2013, however, there is no outstanding balance as of March 31, 2012. The table also excludes the $1.0 billion in letters of credit outstanding under this facility.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2011.
In November 2011, the Financial Accounting Standards Board and the International Accounting Standards Board (the Boards) issued a revised joint exposure draft, Revenue from Contracts with Customers, intended to comprehensively address and align revenue recognition principles across industries and capital markets.  The Boards are currently deliberating on various aspects of the proposed standard, which is expected to be finalized in late 2012.  If finalized as currently drafted, this proposal could significantly modify revenue recognition for the wireless industry, particularly for direct sales channels where devices are bundled with a wireless service contract and sold to end use customers in a single exchange transaction.  For direct channel sales, the proposal would require the allocation of amounts currently recognized as wireless service revenue to handset revenue, which would accelerate the timing of revenue recognition by increasing the amount of equipment revenue (and therefore reduce equipment net subsidy) recognized at contract inception and reducing the amount of wireless service revenue (and ARPU) recognized during the service contract term. As a result, the amount of revenue recognized for the handset would exceed the cash proceeds received from the customer. However, revenue recognition for indirect sales channels is not expected to be significantly impacted because equipment and wireless service contracts are considered to be two separate transactions and therefore would not require the allocation of wireless service revenue to the handset. Accordingly, we would expect to have disparate accounting for sales of our products and services depending on which sales channel we utilize. If finalized as drafted, the proposal would require retrospective application in the year of adoption, which is not yet determined but expected to be no earlier than January 1, 2015.

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

•	the effective implementation of Network Vision, including timing, execution, technologies, and costs;

•	our ability to retain Nextel platform subscribers on the Sprint platform and mitigate related increases in churn;

•	our ability to access additional spectrum capacity, including through spectrum hosting arrangements;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•
the impact of unrelated parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide devices or infrastructure equipment for our networks;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the financial performance of Clearwire and its ability to fund, build, operate, and maintain its 4G network, including an LTE network;

•	our ability to access Clearwire's spectrum capacity;

•	the compatibility of Sprint's LTE network with Clearwire's LTE network;

•	the effects of mergers and consolidations and new entrants in the communications industry and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•	the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control; and

•
other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC), including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011 .

The words “may,” “could,” "should," “estimate,” “project,” “forecast,” “intend,” “expect,” "anticipates," “believe,” “target,” “plan,” “providing guidance” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance and operating results. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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
In connection with the preparation of this Form 10-Q as of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2012 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas in April 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed in July 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Various other suits, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various state matters such as sales, use or property taxes, were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. We are involved in certain legal proceedings that are described in the Notes to the Consolidated Financial Statements included in this report. During the quarter ended March 31, 2012, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.1	8/18/2005

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010
(4) Instruments Defining the Rights of Security Holders, Including Indentures

4.1	Third Supplemental Indenture, dated as of March 1, 2012, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.2	Fourth Supplemental Indenture, dated March 1, 2012, among Sprint Nextel Corporation, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.3	Registration Rights Agreement, dated March 1, 2012, among Sprint Nextel Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Wells Fargo Securities, LLC and the Williams Capital Group, L.P.	8-K	001-04721	4.3	3/1/2012
(10) Material Contracts

10.1	Amended and Restated Sprint Nextel Corporation Change in Control Severance Plan, effective as of February 10, 2012	10-K	001-04721	10.49	2/27/2012

10.2	Letter, dated February 24, 2011, to Danny Bowman, regarding a retention and cash award	10-K	001-04721	10.52	2/27/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.3	Form of Election to Defer Delivery of Shares Subject to RSUs (outside Directors)	10-K	001-04721	10.51	2/27/2012

(10) Executive Compensation Plans and Arrangements

10.4	Summary of 2012 Short-Term Incentive Plan and 2012 Long-Term Incentive Plan	8-K	001-04721		2/28/2012

10.5	Summary of 2010 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2012

10.6	Summary of 2011 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2012

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President and Controller (Principal Accounting Officer)

Dated: May 3, 2012