Form 10-Q
period 2012-06-30
SPRINT NEXTEL CORP
filed 2012-08-02
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
—————————————————————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT JULY 31, 2012:

VOTING COMMON STOCK
Series 1	3,000,378,919

SPRINT NEXTEL CORPORATION

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,860	$5,447
Short-term investments	902	150
Accounts and notes receivable, net of allowance for doubtful accounts of $180 and $219	3,320	3,206
Device and accessory inventory	766	913
Deferred tax assets	87	130
Prepaid expenses and other current assets	669	491
Total current assets	11,604	10,337
Investments	1,344	1,996
Property, plant and equipment, net	12,961	14,009
Intangible assets
Goodwill	359	359
FCC licenses and other	20,588	20,453
Definite-lived intangible assets, net	1,470	1,616
Other assets	698	613
Total assets	$49,024	$49,383
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,387	$2,495
Accrued expenses and other current liabilities	3,669	3,996
Current portion of long-term debt, financing and capital lease obligations	307	8
Total current liabilities	7,363	6,499
Long-term debt, financing and capital lease obligations	20,957	20,266
Deferred tax liabilities	7,038	6,986
Other liabilities	4,439	4,205
Total liabilities	39,797	37,956
Commitments and contingencies
Shareholders' equity:
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 2.999 and 2.996 billion shares issued	5,999	5,992
Paid-in capital	46,735	46,716
Accumulated deficit	(42,726)	(40,489)
Accumulated other comprehensive loss	(781)	(792)
Total shareholders' equity	9,227	11,427
Total liabilities and shareholders' equity	$49,024	$49,383
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net operating revenues	$8,843	$8,311	$17,577	$16,624
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	5,011	4,589	10,096	8,985
Selling, general and administrative	2,381	2,408	4,817	4,811
Severance, exit costs and asset impairments	184	—	268	—
Depreciation and amortization	1,896	1,235	3,562	2,490
Other, net	—	—	(282)	—
	9,472	8,232	18,461	16,286
Operating (loss) income	(629)	79	(884)	338
Other expense:
Interest expense	(321)	(239)	(619)	(488)
Equity in losses of unconsolidated investments and other, net	(398)	(588)	(671)	(1,000)
	(719)	(827)	(1,290)	(1,488)
Loss before income taxes	(1,348)	(748)	(2,174)	(1,150)
Income tax expense	(26)	(99)	(63)	(136)
Net loss	$(1,374)	$(847)	$(2,237)	$(1,286)

Basic and diluted net loss per common share	$(0.46)	$(0.28)	$(0.75)	$(0.43)
Basic and diluted weighted average common shares outstanding	3,000	2,994	3,000	2,993

Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on securities and other	$(13)	$7	$(6)	$18
Net unrecognized net periodic pension and other postretirement benefits	7	8	17	18
Other comprehensive (loss) income	(6)	15	11	36
Comprehensive loss	$(1,380)	$(832)	$(2,226)	$(1,250)

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net loss	$(2,237)	$(1,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	84	—
Depreciation and amortization	3,562	2,490
Provision for losses on accounts receivable	269	199
Share-based compensation expense	39	37
Deferred income taxes	84	115
Equity in losses of unconsolidated investments and other, net	671	1,000
Gains from asset dispositions and exchanges	(29)	—
Contribution to pension plan	(92)	(112)
Spectrum hosting contract termination	(236)	—
Other changes in assets and liabilities:
Accounts and notes receivable	(263)	(244)
Inventories and other current assets	(63)	(495)
Accounts payable and other current liabilities	293	129
Non-current assets and liabilities, net	31	135
Other, net	42	26
Net cash provided by operating activities	2,155	1,994
Cash flows from investing activities:
Capital expenditures	(1,711)	(1,403)
Expenditures relating to FCC licenses	(107)	(128)
Investment in Clearwire	(128)	—
Proceeds from sales and maturities of short-term investments	315	625
Purchases of short-term investments	(1,067)	(640)
Other, net	10	(18)
Net cash used in investing activities	(2,688)	(1,564)
Cash flows from financing activities:
Proceeds from debt and financings	2,000	—
Repayments of debt and capital lease obligations	(1,004)	(1,653)
Debt financing costs	(57)	(3)
Other, net	7	9
Net cash provided by (used in) financing activities	946	(1,647)
Net increase (decrease) in cash and cash equivalents	413	(1,217)
Cash and cash equivalents, beginning of period	5,447	5,173
Cash and cash equivalents, end of period	$5,860	$3,956
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2011	2,996	$5,992	$46,716	$(40,489)	$(792)	$11,427
Net loss				(2,237)		(2,237)
Other comprehensive income, net of tax					11	11
Issuance of common shares, net	3	7				7
Share-based compensation expense			19			19
Balance, June 30, 2012	2,999	$5,999	$46,735	$(42,726)	$(781)	$9,227

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

Note 3.	Investments
The components of investments were as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Marketable equity securities	$43	$43
Equity method and other investments	1,301	1,953
	$1,344	$1,996
Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together, "Clearwire") is part of our plan to participate in the fourth generation (4G) wireless broadband market. Sprint offers certain 4G products utilizing Clearwire's 4G wireless Worldwide Interoperability for Microwave Access (WiMAX) broadband network in available markets. As of June 30, 2012, Sprint held approximately 48.3% of a non-controlling economic interest in Clearwire Communications LLC and a 48.3% non-controlling voting interest in Clearwire Corporation (together, “Equity Interests”) for which the carrying value totaled $973 million. In June 2012, Sprint exercised its right to repurchase approximately 78 million Class B Voting shares at par value of $0.0001 per share for approximately eight thousand dollars, previously surrendered in June 2011, resulting in Sprint's non-controlling voting interest now being equivalent to its non-controlling economic interest.
In May 2012, Clearwire announced an at-the-market equity offering in which it may sell shares of its Class A common stock in one or more transactions having an aggregate offering price of up to $300 million. Sprint maintains a preemptive right to participate in Clearwire equity issuances; however, to date Sprint has elected not to exercise the right to buy shares in the equity offering, resulting in a reduction of Sprint's non-controlling economic interest.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to our Equity Interests, Sprint held two notes receivable from Clearwire as of June 30, 2012. On January 2, 2012, in conjunction with new long-term pricing agreements reached between the two companies in the fourth quarter of 2011, Sprint provided $150 million to Clearwire in exchange for a promissory note. The note has a stated interest rate of 11.5% that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. The difference between the fair value of the note and its face value at the date of issuance has been recorded as a prepaid expense, which will be amortized over the term of the note to cost of service. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the mobile virtual network operator (MVNO) agreement. Additionally, Sprint holds a note receivable from Clearwire issued in 2008 with a fixed interest rate of 12% and a maturity date of December 2015. The total carrying value of the notes receivable, which includes accretion related to premiums for both notes and fees associated with the 2009 replacement of the 2008 note, was $312 million and $178 million as of June 30, 2012 and December 31, 2011, respectively. The carrying value of Sprint's Equity Interests, together with the long-term portion of the carrying value of the notes receivable, are included in the line item "Investments" in Sprint's consolidated balance sheets. The current portion of the carrying value of the notes receivable is included in the line item "Prepaid expenses and other current assets" in Sprint's consolidated balance sheets.
Equity in Losses and Summarized Financial Information
Equity in losses from Clearwire were $429 million and $719 million for the three and six-month periods ended June 30, 2012 and $594 million and $1.0 billion for the three and six-month periods ended June 30, 2011, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of Sprint's investment, gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Sprint's equity in losses from Clearwire include charges that were associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans that were $40 million for the six-month period ended June 30, 2012 and $202 million and $294 million for the three and six-month periods ended June 30, 2011, respectively. The three-month period ended June 30, 2012 also includes a $204 million pre-tax impairment reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value.
Summarized financial information for Clearwire is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Revenues	$317	$323	$640	$559
Operating expenses	(628)	(1,234)	(1,373)	(2,118)
Operating loss	$(311)	$(911)	$(733)	$(1,559)
Net loss from continuing operations before non-controlling interests	$(431)	$(940)	$(992)	$(1,733)
Net loss from discontinued operations before non-controlling interests	$(7)	$(33)	$(6)	$(74)
Sprint's Recoverability
At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluation considers, among other things, both observable and unobservable inputs, including Clearwire's market capitalization, historical volatility associated with Clearwire's common stock, the duration of a decline in Clearwire's average trading stock price below Sprint's carrying value, potential tax benefits, governance rights associated with our non-controlling voting interest, and our expectation of the duration of our ongoing relationship, as well as other factors. Based upon the evaluation of factors described above as of June 30, 2012, we recognized a non-cash impairment of $204 million in the second quarter 2012 to reflect a reduction to our best estimate of fair value associated with our non-controlling economic interests reflecting a per share carrying

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

value of our investment in Clearwire of $1.38 as compared to Clearwire's closing stock price of $1.12 per share as of June 30, 2012. The determination of an estimate of fair value for a non-public security, such as our non-controlling economic interest, is subject to significant judgment and uncertainty. Clearwire's stock price is subject to significant volatility. Declines in Clearwire's stock price subsequent to June 30, 2012 will be evaluated in future periods for impairment of our remaining investment.
Clearwire Related-Party Transactions
Sprint's equity method investment in Clearwire includes agreements by which we resell wireless data services utilizing Clearwire's 4G WiMAX network. In addition, Clearwire utilizes the third generation (3G) Sprint network to provide dual-mode service to its customers in those areas where access to its 4G WiMAX network is not yet available. Amounts included in our consolidated balance sheets related to our agreement to purchase 4G WiMAX services from Clearwire as of June 30, 2012 and December 31, 2011 totaled $85 million and $5 million, respectively, for prepaid expenses and other current assets and $154 million and $77 million, respectively, for accounts payable, accrued expense and other liabilities. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G WiMAX services from Clearwire totaled $104 million and $209 million for the three and six-month periods ended June 30, 2012, and $106 million and $152 million for the three and six-month periods ended June 30, 2011, respectively.

Note 4.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits, commercial paper, certificate of deposits, and Treasury securities), totaling $902 million and $150 million as of June 30, 2012 and December 31, 2011, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $43 million as of both June 30, 2012 and December 31, 2011, is measured on a recurring basis using quoted prices in active markets.
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

	Carrying amount	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
June 30, 2012	$21,264	$12,728	$8,225	$—	$20,953
December 31, 2011	$20,274	$12,567	$5,732	$—	$18,299

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012 with the remaining sites to be taken off-air by the end of 2013. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through the expected benefit period of the underlying assets through 2013 and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of our progress in taking Nextel platform sites off-air and our progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense during the period. The amounts reflected as depreciation expense are dependent upon the expected useful lives of assets, which includes our expectation of the timing of assets to be phased out of service, and could result in further revision during the

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

decommissioning period. In addition, increasing data usage driven by more subscribers, a shift to smartphones, and more data usage per subscriber is expected to require additional legacy 3G data capacity equipment that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date on which Network Vision equipment is deployed and in-service. The incremental effect of accelerated depreciation expense totaled $782 million and $1.3 billion for the three and six-month periods ended June 30, 2012, of which the majority related to shortened useful lives of Nextel platform assets.
In connection with Network Vision, certain spectrum licenses that were not previously placed in service are now being prepared for their intended use. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within property, plant and equipment. Interest expense capitalized in connection with the construction of long-lived assets totaled $102 million and $217 million for the three and six-month periods ended June 30, 2012 and $102 million and $201 million for the three and six-month periods ended June 30, 2011, respectively. Construction in progress (including any capitalized interest) associated with Network Vision, which began in 2011, is expected to be depreciated using the straight-line method based on estimated economic useful lives, which are expected to be depreciated over a weighted average useful life of approximately eight years, once the assets are placed in service.
The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Land	$329	$333
Network equipment, site costs and related software	36,252	37,600
Buildings and improvements	4,880	4,895
Non-network internal use software, office equipment and other	1,964	2,111
Construction in progress	2,419	1,752
Less accumulated depreciation	(32,883)	(32,682)
Property, plant and equipment, net	$12,961	$14,009

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2011	Net Additions	June 30, 2012
		(in millions)
FCC licenses	$20,044	$135	$20,179
Trademarks	409	—	409
Goodwill	359	—	359
	$20,812	$135	$20,947
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

		June 30, 2012			December 31, 2011
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 to 5 years	$341	$(323)	$18	$341	$(297)	$44
Other intangible assets
Trademarks	10 to 37 years	1,168	(633)	535	1,169	(585)	584
Reacquired rights	9 to 14 years	1,571	(718)	853	1,571	(652)	919
Other	9 to 10 years	131	(67)	64	126	(57)	69
Total other intangible assets		2,870	(1,418)	1,452	2,866	(1,294)	1,572
Total definite-lived intangible assets		$3,211	$(1,741)	$1,470	$3,207	$(1,591)	$1,616

Note 7.	Accounts Payable
Accounts payable at June 30, 2012 and December 31, 2011 include liabilities in the amounts of $105 million and $121 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			June 30, 2012	December 31, 2011
							(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00	-	11.50%	2016	-	2022	$5,500	$4,500
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Serial redeemable senior notes
Nextel Communications, Inc.	5.95	-	7.38%	2013	-	2015	3,780	4,780
Guaranteed notes
Sprint Nextel Corporation	7.00	-	9.00%	2018	-	2020	4,000	3,000
Secured notes
iPCS, Inc.	2.59	-	3.72%	2013	-	2014	481	481
Credit facilities
Bank credit facility	4.50%			2013			—	—
Export Development Canada	5.49%			2015			500	500
Secured equipment credit facility	2.03%			2017			—	—
Financing obligation	9.50%			2030			698	698
Capital lease obligations and other	4.11	-	15.49%	2014	-	2022	81	71
Net premiums							20	40
							21,264	20,274
Less current portion							(307)	(8)
Long-term debt, financing and capital lease obligations							$20,957	$20,266

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, Sprint Nextel Corporation, the parent corporation, had $10.0 billion in principal amount of debt outstanding, including amounts drawn under the credit facilities. In addition, $10.5 billion in principal amount of our long-term debt issued by wholly-owned subsidiaries is guaranteed by the parent, of which approximately $6.7 billion is fully and unconditionally guaranteed. The indentures and financing arrangements governing certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments, net of amounts capitalized of $217 million and $201 million, totaled $573 million and $529 million during the six-month periods ended June 30, 2012 and 2011, respectively.
Notes
Notes consist of senior notes, serial redeemable senior notes, and guaranteed notes, all of which are unsecured, as well as secured notes of iPCS, Inc. (iPCS), which are secured solely with the underlying assets of iPCS. Cash interest on all of the notes is generally payable semi-annually in arrears. As of June 30, 2012, approximately $19.8 billion of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
Approximately $7.3 billion of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change-of-control triggering event (as defined in our indentures governing applicable notes) occurs. If we are required to make a change-of-control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
On March 1, 2012, the Company issued $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020. Interest is payable semi-annually on March 1 and September 1. The Company, at its option, may redeem some or all of either series of the notes at any time prior to maturity. The 2020 guaranteed notes are guaranteed by the Company's subsidiaries that guarantee its revolving bank credit facility and its facility with Export Development Canada (EDC). On June 8, 2012, the Company redeemed $1.0 billion of the $1.473 billion then outstanding of Nextel Communications, Inc. 6.875% notes due 2013 plus accrued and unpaid interest.
Credit Facilities
In May 2012, certain of our subsidiaries entered into a $1.0 billion secured equipment credit facility to finance equipment-related purchases from Ericsson for Network Vision. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent. The facility is equally divided into two consecutive tranches of $500 million, with drawdown availability contingent upon Sprint's acquisition of equipment-related purchases, up to the maximum of each tranche, ending on May 31, 2013 and May 31, 2014, for the first and second tranche, respectively. After the first tranche of $500 million expires on May 31, 2013, the second tranche of $500 million may be drawn beginning April 1, 2013 through May 31, 2014. Interest and fully-amortizing principal payments are payable semi-annually on March 30 and September 30, with a final maturity date of March 2017 for both tranches. As of June 30, 2012, we had not yet drawn on the facility. The covenants under the secured equipment credit facility are similar to those of our revolving bank credit facility, EDC facility and those of our guaranteed notes due 2018 and 2020.
As of June 30, 2012, approximately $1.0 billion in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). As a result, the Company had $1.2 billion of borrowing capacity available under the revolving bank credit facility as of June 30, 2012. Our revolving bank credit facility expires in October 2013. The terms of the revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings. The Company's unsecured loan agreement with EDC has terms similar to those of the revolving bank credit facility, except that under the terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn. As of June 30, 2012, the EDC loan was fully drawn. In addition, up to $500 million is available through May 31, 2013 under the

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

first tranche of our secured equipment credit facility, although the use of such funds is limited to equipment-related purchases from Ericsson.
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
Covenants
As of June 30, 2012, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, covenants that limit the ability of the Company and its subsidiaries to incur indebtedness, and covenants that limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures.
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

Note 9.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
For the three and six-month periods ended June 30, 2012, we recognized costs of $184 million, solely attributable to our Wireless segment, primarily related to lease exit costs associated with taking certain Nextel platform sites off-air in 2012, for which we no longer expect to receive any economic benefit. In addition, for the three and six-month periods ended June 30, 2012, we recognized costs of $27 million ($13 million Wireless; $14 million Wireline) in "Cost of services and products" within the consolidated statements of comprehensive loss related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. We did not recognize any severance or exit costs in the first half of 2011. We expect to incur significant additional exit costs in the future as we continue to take Nextel platform sites off-air and transition our existing backhaul architecture to a replacement technology for our remaining network sites. The amount of these costs cannot be estimated at this time.
The following provides the activity in the severance and exit costs liability included in "Accounts payable", “Accrued expenses and other current liabilities” and "Other liabilities" within the consolidated balance sheets:

		2012 Activity
	December 31, 2011	Net Expense	Cash Payments and Other	June 30, 2012
	(in millions)
Lease exit costs	$58	$184	$9	$251
Severance costs	21	—	1	22
Access exit costs	—	27	—	27
	$79	$211	$10	$300

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairments
For the six-month period ended June 30, 2012, we recorded asset impairments of $84 million of construction in progress costs consisting of $18 million associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul and $66 million of capitalized assets specific to the spectrum hosting arrangement that we no longer intend to deploy (see Note 11). For the three-month period ended June 30, 2012 and the first half of 2011, there were no asset impairments recorded.

Note 10.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Six Months Ended
	June 30,
	2012	2011
	(in millions)
Income tax benefit at the federal statutory rate	$761	$403
Effect of:
State income taxes, net of federal income tax effect	87	(10)
Change in valuation allowance	(902)	(533)
Other, net	(9)	4
Income tax expense	$(63)	$(136)
Effective income tax rate	(2.9)%	(11.8)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of consecutive annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $902 million and $533 million for the six-month periods ended June 30, 2012 and 2011, respectively, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the periods. The valuation allowance was $4.8 billion and $3.9 billion as of June 30, 2012 and December 31, 2011, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax expense of $63 million and $136 million for the six-month periods ended June 30, 2012 and 2011, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. In addition, during the six-month period ended June 30, 2012, a $33 million tax benefit was recorded as a result of the successful resolution of various state income tax uncertainties. During the six-month period ended June 30, 2011, a $52 million expense was recorded as a result of changes in corporate state income tax laws.
As of June 30, 2012 and December 31, 2011, we maintained a liability related to unrecognized tax benefits of $214 million and $225 million, respectively. Cash was paid for net income taxes of $22 million and $31 million during the six-month periods ended June 30, 2012 and 2011, respectively.

Note 11.	Spectrum Hosting
Our Network Vision multi-mode network technology is designed to utilize a single base station capable of handling various spectrum bands, including Sprint's 800 MHz and 1.9 GHz spectrum as well as spectrum bands owned or accessed by other parties. In June 2011, we entered into a 15-year arrangement with LightSquared LP and LightSquared Inc. (collectively, “LightSquared”). Under the terms of the arrangement, and in conjunction with our Network Vision deployment, we agreed to deploy and operate a long term evolution (LTE) network capable of

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

utilizing the 1.6 GHz spectrum licensed to or available to LightSquared during the term of the arrangement, a service we refer to as "spectrum hosting."
On March 16, 2012, because certain conditions were not met by LightSquared, we elected to terminate the arrangement. Because we have no future performance obligations with respect to the arrangement, we recognized $236 million of the $310 million of advanced payments received from LightSquared as other operating income within "Other, net" in the first quarter 2012. We also refunded $65 million in prepayments LightSquared made to cover Sprint's costs that were not ultimately incurred by us. In April 2012, we refunded approximately $2 million of the remaining $9 million of advanced payments as finalization of all remaining outstanding items subject to the termination and unwind provisions of the original arrangement. We recognized the remaining $7 million of advanced payments as operating income during the second quarter of 2012. During the first quarter 2012, we impaired approximately $66 million of capitalized assets that the Company no longer intends to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared (see Note 9). The net gain of $170 million recorded in the first quarter of 2012 will be substantially offset in future periods by operating expenses related to non-cancellable executory contracts with vendors that the Company entered into in contemplation of providing the spectrum hosting services to LightSquared.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a shareholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of our common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied our motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery has begun. Plaintiff moved to certify a class of bondholders as well as owners of common stock, and we have opposed that motion. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
In addition, five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. We moved to dismiss the complaint on June 14, 2012, and the parties are in the process of briefing that motion. We believe the complaint is without merit and intend to defend this matter vigorously. On July 23, 2012, the SEC issued a formal order of investigation relating to the Company's sales tax collection. The Company is cooperating with the staff of the SEC in connection with the investigation. The Company cannot predict the outcome of, or the time-frame for, the conclusion of the SEC investigation. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
In addition, seven related shareholder derivative suits were filed against the Company and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fiduciary duties to the Company and its shareholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, is pending in federal court in New York; one suit is pending in state court in Johnson County, Kansas; and five suits are pending in federal court in Kansas. The six Kansas suits have been stayed by agreement among the parties. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Sprint is currently involved in numerous court actions alleging that Sprint is infringing various patents. Most of these cases effectively seek only monetary damages. A small number of these cases are brought by companies that sell products and seek injunctive relief as well. These cases have progressed to various degrees and a small number may go to trial if they are not otherwise resolved. Adverse resolution of these cases could require us to pay significant damages, cease certain activities, or cease selling the relevant products and services. In many circumstances, we would be indemnified for monetary losses that we incur with respect to the actions of our suppliers or service providers. We do not expect the resolution of these cases to have a material adverse effect on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various state matters such as sales, use or property taxes, were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $910 million as of June 30, 2012, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.1 billion, of which $107 million was incurred related to FCC licenses during the six-month period ended June 30, 2012. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. Regardless, we continue to estimate that total eligible direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays Sprint's access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. We anticipate that the continuing reconfiguration progress will be sufficient to support the 800 MHz portion of Sprint's Network Vision rollout. On May 24, 2012, the FCC revised its rules to authorize Sprint to deploy wireless broadband services, such as CDMA and LTE, on its 800 MHz spectrum, including channels that become available to Sprint upon completion of the 800 MHz band reconfiguration program.

Note 13.	Compensation Plans
As of June 30, 2012, Sprint sponsored three incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan), the 1997 Long-Term Incentive Program (1997 Program) and the Nextel Incentive Equity Plan (Nextel Plan) (together, "Compensation Plans"). In the first quarter 2012, the Management Incentive Stock Option Plan (MISOP) became inactive when all outstanding options expired. Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors, and other eligible individuals as defined by the plan. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three or four years, and have a contractual term of ten years. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Performance-based restricted stock units awarded in 2012 have a three-year performance period and vest subject to the Company's performance as compared to objectives established when the award was granted. Performance-based restricted stock units awarded in 2011 and 2010 have three distinct one-year performance periods and are granted in each period once the performance objectives are established, usually during the first quarter of each calendar year. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 1997 Program or the Nextel Plan.
As of June 30, 2012, the number of shares available and reserved for future grants under the 2007 Plan totaled approximately 135 million common shares. The number of shares available under the 2007 Plan includes shares originally granted under the 1997 Program, the Nextel Plan or the MISOP that are forfeited, expired, or otherwise terminated, which totaled approximately 1 million shares in the three-month period ended June 30, 2012. As of June 30, 2012, restricted stock units and options to acquire approximately 81 million shares were outstanding under the 2007 Plan, restricted stock units and options to acquire approximately 8 million shares were outstanding under the 1997 Program, and options to acquire approximately 2 million shares were outstanding under the Nextel Plan. As of June 30, 2012, the ESPP has approximately 75 million common shares authorized and reserved for future purchases. We use new shares to satisfy share-based awards or treasury shares, if available.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $22 million and $39 million for the three and six-month periods ended June 30, 2012, and $19 million and $37 million for the three and six-month periods ended June 30, 2011. The net income tax benefit recognized in the consolidated financial statements for share-based compensation awards for the same four periods was $4 million, $8 million, $3 million and $8 million, respectively.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2012, there was $61 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 1.83 years. Cash received from exercise under all share-based payment arrangements, net of shares surrendered for employee tax obligations, was $8 million for the six-month period ended June 30, 2011. No options were exercised in the six-month period ended June 30, 2012.
Options
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. Options outstanding as of June 30, 2012 includes options granted under the 2007 Plan, the 1997 Program and the Nextel Plan, as discussed above.
There were no options granted in the three-month period ended June 30, 2012. Options to purchase approximately 12 million shares were granted during the six-month period ended June 30, 2012. The weighted average grant date fair value of options awarded during the six-month period ended June 30, 2012 was $1.22 compared to $1.89 for the same prior year period. The total intrinsic value of options exercised during the six-month period ended June 30, 2011 was $3 million. There were no options exercised during the six-month period ended June 30, 2012.
Restricted Stock Units
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units outstanding consist of those units granted under the 2007 Plan and the 1997 Program, as discussed above. Restricted stock units granted in the three and six-month periods ended June 30, 2012 were insignificant and 13 million, respectively.
The total fair value of restricted stock units vested was $2 million for the three and six-month periods ended June 30, 2012 and was $3 million and $15 million for the three and six-month periods ended June 30, 2011, respectively. The weighted-average grant date fair value of restricted stock units granted during the six-month period ended June 30, 2012 was $2.24 per unit, compared with $4.27 per unit for the same prior year period.
Certain restricted stock units outstanding as of June 30, 2012 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met.

Note 14.	Per Share Data
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 12 million and 42 million shares as of June 30, 2012 and 2011, respectively. All such potentially dilutive shares were antidilutive for the six-month periods ended June 30, 2012 and 2011 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, goodwill impairments, asset impairments, and other items, if any, solely and directly attributable to the segment representing items of a non-recurring or unusual nature. Expenses and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on estimated market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry-wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers.
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2012
Net operating revenues	$8,067	$774	$2	$8,843
Inter-segment revenues(1)	—	221	(221)	—
Total segment operating expenses	(6,768)	(846)	222	(7,392)
Segment earnings	$1,299	$149	$3	1,451
Less:
Depreciation and amortization				(1,896)
Other, net(2)				(184)
Operating loss				(629)
Interest expense				(321)
Equity in losses of unconsolidated investments and other, net			$(398)	(398)
Loss before income taxes				$(1,348)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2011
Net operating revenues	$7,452	$857	$2	$8,311
Inter-segment revenues(1)	—	233	(233)	—
Total segment operating expenses	(6,350)	(880)	233	(6,997)
Segment earnings	$1,102	$210	$2	1,314
Less:
Depreciation and amortization				(1,235)
Other, net				—
Operating income				79
Interest expense				(239)
Equity in losses of unconsolidated investments and other, net			$(588)	(588)
Loss before income taxes				$(748)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2012
Net operating revenues	$16,017	$1,555	$5	$17,577
Inter-segment revenues(1)	—	438	(438)	—
Total segment operating expenses	(13,666)	(1,683)	436	(14,913)
Segment earnings	$2,351	$310	$3	2,664
Less:
Depreciation and amortization				(3,562)
Other, net(2)				14
Operating loss				(884)
Interest expense				(619)
Equity in losses of unconsolidated investments and other, net			$(671)	(671)
Loss before income taxes				$(2,174)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2011
Net operating revenues	$14,865	$1,755	$4	$16,624
Inter-segment revenues(1)	—	455	(455)	—
Total segment operating expenses	(12,480)	(1,772)	456	(13,796)
Segment earnings	$2,385	$438	$5	2,828
Less:
Depreciation and amortization				(2,490)
Other, net				—
Operating income				338
Interest expense				(488)
Equity in losses of unconsolidated investments and other, net			$(1,000)	(1,000)
Loss before income taxes				$(1,150)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the six months ended June 30, 2012	$1,464	$120	$127	$1,711
Capital expenditures for the six months ended June 30, 2011	$1,187	$99	$117	$1,403
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Other, net for the three-month period ended June 30, 2012 consists of $184 million of lease exit costs associated with the taking certain Nextel platform sites off-air in 2012 (see Note 9). Other, net for the six-month period ended June 30, 2012 consists of net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared (see Note 11), a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods, partially offset by $184 million of lease exit costs and $84 million of asset impairment charges.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2012
Wireless services	$7,190	$—	$—	$7,190
Wireless equipment	753	—	—	753
Voice	—	426	(130)	296
Data	—	99	(43)	56
Internet	—	449	(48)	401
Other	124	21	2	147
Total net operating revenues	$8,067	$995	$(219)	$8,843

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2011
Wireless services	$6,708	$—	$—	$6,708
Wireless equipment	690	—	—	690
Voice	—	480	(156)	324
Data	—	117	(43)	74
Internet	—	475	(35)	440
Other	54	18	3	75
Total net operating revenues	$7,452	$1,090	$(231)	$8,311

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2012
Wireless services	$14,302	$—	$—	$14,302
Wireless equipment	1,488	—	—	1,488
Voice	—	843	(257)	586
Data	—	207	(87)	120
Internet	—	902	(94)	808
Other	227	41	5	273
Total net operating revenues	$16,017	$1,993	$(433)	$17,577

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2011
Wireless services	$13,357	$—	$—	$13,357
Wireless equipment	1,385	—	—	1,385
Voice	—	966	(309)	657
Data	—	233	(80)	153
Internet	—	972	(67)	905
Other	123	39	5	167
Total net operating revenues	$14,865	$2,210	$(451)	$16,624
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Nextel Corporation, including its consolidated subsidiaries, (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. The communications industry has been and will continue to be highly competitive on the basis of the quality and types of services and devices offered, as well as price. The Company is currently undergoing a significant program, Network Vision, to upgrade its existing wireless communication network, including the decommissioning of its Nextel platform for which we expect to re-purpose valuable spectrum resources that currently support that network (see “Overview - Network Vision”). To support our expected capital requirements associated with Network Vision, we have raised debt financing of approximately $6 billion during 2011 and 2012 as well as a secured equipment credit facility with availability of up to $1 billion (see “Liquidity and Capital Resources - Liquidity”). In addition, the Company has experienced significant losses of subscribers in the critical postpaid wireless market since the third quarter 2006, but, as a result of the steps taken to retain and attract such subscribers, has reduced the annual postpaid net subscriber losses beginning in 2009. We expect the Nextel platform to be shut down by the middle of 2013 and our trend of net subscriber losses on the Nextel platform to continue while the remaining Nextel platform customer base (4.4 million subscribers as of June 30, 2012) declines during this period. As a result, we are competing with other wireless service providers to maintain the ongoing customer relationship with these subscribers through service provided on our Sprint platform. During the second quarter 2012, we were able to recapture approximately 431,000, or 60%, of Nextel platform postpaid subscribers that deactivated during the period. We expect the rate at which we recapture Nextel platform postpaid subscribers to decline as we approach the final shutdown of the Nextel network. Prospectively, our efforts are focused on profitable growth through service provided on an enhanced wireless network on the Sprint platform while continuing to improve the customer experience, strengthen our brands and generating operating cash flow.
Description of the Company
We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services, and one of the largest Internet carriers in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Nextel®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN), or Internet protocol (IP) technologies. We also offer fourth generation (4G) services through our deployment of Long Term Evolution (LTE) as part of our network modernization plan, Network Vision, and also utilize Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together "Clearwire"). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data, and IP communication services to our Wireless segment, and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-use subscribers.
Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around achieving the following three key priorities:

•	Improve the customer experience;

•	Strengthen our brands; and

•	Generate operating cash flow.

We have reduced confusion over pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature. We also offer price plans tailored to business subscribers such as Business Advantage, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile Anytime feature with certain plans. To simplify and improve the customer experience, we continue to offer Ready Now, which trains our subscribers before they leave the store on how to use their mobile devices. We aim to increase our business customers' productivity by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to retain and acquire both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution, and calls per subscriber. Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. Our multi-functional device portfolio includes many cutting edge devices from various original equipment manufacturers (OEMs). Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices. Our networks can also be accessed through our portfolio of embedded tablets and laptop devices.
We support the open development of applications, content, and devices on our network platforms through products and services such as Google Voice™, which allows for functionality such as one phone number for all devices (home, wireless, office, etc.), routing calls between devices, and in-call options to switch between devices during a call, and Google Wallet™, which provides the ability to store loyalty, gift and credit cards, and to tap and pay while you shop using your wireless device. We have also launched multiple Sprint ID packs that download applications, widgets and other content related to a person's interests at the push of a button; and recently introduced Sprint Guardian, a collection of mobile safety and device security bundles that provide families relevant tools to help stay safe and secure. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time, and reliable wireless two-way data connection across a broad range of connected devices, including OEM devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Boost Mobile serves subscribers who are voice and text messaging-centric with its popular Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves subscribers who are device and data-oriented with our Beyond Talk™ plans and our broadband plan, Broadband2Go, which offer subscribers control, flexibility, and connectivity through various communication vehicles. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states which provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers who meet income requirements or are receiving government assistance with a free wireless phone and 250 free minutes of local and long-distance monthly service.
We have focused our wholesale business on enabling our diverse network of customers to successfully grow their business by providing them with an array of network, product, and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their businesses. As part of these growing demands, some of our wholesale MVNO's are also selling prepaid services under the Lifeline program.
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

Network Vision
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide subscribers with an enhanced network experience by improving voice quality, coverage, and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability through the utilization of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine products. Through the deployment of Network Vision, we expect to migrate to a single nationwide network allowing for the consolidation and optimization of our 800 megahertz (MHz) and 1.9 gigahertz (GHz) spectrum, as well as other spectrum owned by third-parties, into multi-mode stations allowing us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which also allows for the deployment of LTE. As we migrate to a single nationwide network, we will decommission the Nextel platform, which will enable us to eliminate the ongoing fixed costs of this network. As a result, we expect to continue the trend of net losses of retail subscribers on our Nextel platform as we target retention of these subscribers to the Sprint platform during the period in which we are preparing for the shutdown of the Nextel platform, which began during the first quarter 2012 and is expected to continue through the middle of 2013. The net losses on the Nextel platform are expected to fluctuate depending on the timing of subscriber decisions and the nature of the subscriber base affected by our decommissioning efforts.
Work has begun on approximately 38,000 cell sites, and we powered on-air our first multi-mode base station on December 6, 2011. In addition, on July 15, 2012, we launched five LTE markets. Further deployments of Network Vision technology, including LTE market launches and enhancements of Sprint Direct Connect, the next generation of push-to-talk technology, are expected to continue through the middle of 2014. We expect Network Vision to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites.
The deployment related to these changes in technology have resulted in incremental charges during the period of implementation of our multi-mode technology and Nextel platform decommissioning including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. In the first quarter of 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012 with the remaining sites to be taken off-air by the end of 2013. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through the expected benefit period of the underlying assets through 2013 and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of our progress in taking Nextel platform sites off-air and our progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense. The amounts reflected as depreciation expense are dependent upon the expected useful lives of assets, which includes our expectation of the timing of assets to be phased out of service, and could result in further revision during the decommissioning period. We estimate the incremental effect of accelerated depreciation related to Nextel platform assets and related asset retirement obligations in our full year 2012 results to be in the range of approximately $1.7 billion to $1.9 billion. The remaining net book value of Nextel platform assets as of June 30, 2012 was approximately $2.0 billion, which we expect to recognize as depreciation expense on an approximately ratable basis through June 30, 2013. As of the end of the second quarter 2012 we achieved a substantial majority of the 2012 target to take 9,600 cell sites off-air which has resulted in lease exit costs totaling approximately $184 million. We expect to complete our transition of customers from the Nextel platform to our Sprint platform as early as June 2013, which should allow us to take off-air the remainder of our Nextel platform sites. We expect to incur significant additional charges in the future under other tower lease agreements as we continue to take off-air Nextel platform sites as well as transition our existing backhaul architecture to a replacement technology for our remaining network sites.

We are also experiencing increased data usage driven by more subscribers, a shift to smartphones, and more data usage per subscriber, which has required additional capital expenditures of legacy 3G data capacity equipment on our current Sprint platform. As we deploy Network Vision, we intend to maximize the use of previously deployed data capacity equipment when possible; however, based on our capacity needs during the implementation period of Network Vision, we expect additional legacy 3G data capacity expenditures that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment have been shortened, as compared to similar prior capital expenditures, through the middle of 2014 in which Network Vision equipment is deployed and in-service, which we also expect will contribute to an increase in depreciation expense.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Wireless segment earnings	$1,299	$1,102	$2,351	$2,385
Wireline segment earnings	149	210	310	438
Corporate, other and eliminations	3	2	3	5
Consolidated segment earnings	1,451	1,314	2,664	2,828
Depreciation and amortization	(1,896)	(1,235)	(3,562)	(2,490)
Other, net	(184)	—	14	—
Operating (loss) income	(629)	79	(884)	338
Interest expense	(321)	(239)	(619)	(488)
Equity in losses of unconsolidated investments and other, net	(398)	(588)	(671)	(1,000)
Income tax expense	(26)	(99)	(63)	(136)
Net loss	$(1,374)	$(847)	$(2,237)	$(1,286)
Consolidated segment earnings increased $137 million, or 10%, and decreased $164 million, or 6%, in the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.
Depreciation and Amortization Expense
Depreciation expense increased $698 million, or 62%, and $1.2 billion, or 52%, in the three and six-month periods ended June 30, 2012 compared to the same periods in 2011. The deployment related to the changes in technology as a result of Network Vision is resulting in incremental charges during the period of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which we expect to continue to have a material impact on our results of operations during 2012 and 2013. The incremental effect of accelerated depreciation due to the implementation of Network Vision was $782 million and $1.3 billion, of which the majority related to the Nextel platform, during the three and six-month periods ended June 30, 2012. The increase related to accelerated depreciation was slightly offset by a net decrease in depreciation as a result of assets that became fully depreciated or were retired. The amount of accelerated depreciation in the first and second quarter 2012 is expected to be disproportionately higher, primarily as a result of our initial phase of taking Nextel platform sites off-air, to the accelerated depreciation recognized in the remainder of 2012 and 2013 as it is dependent upon when the assets are expected to be phased out of service. In addition to the incremental depreciation expense resulting from revisions to estimated useful lives, we plan to increase capital expenditures during the period of implementation of Network Vision, which is also expected to result in an increase in depreciation expense over the next several years as those assets are placed in service.

Amortization expense declined $37 million, or 32%, and $94 million, or 38%, in the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011, primarily due to the absence of amortization for customer relationship intangible assets related to the 2006 acquisition of Nextel Partners, Inc. and the 2009 acquisition of Virgin Mobile USA, Inc., which became fully amortized in the second quarter 2011. Customer relationships are amortized using the sum-of-the-years'-digits method, resulting in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information of items included in “Other, net” for the six-month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in millions)
Severance, exit costs and asset impairments	$(184)	$—	$(268)	$—
Spectrum hosting contract termination	—	—	236	—
Gains from asset dispositions and exchanges	—	—	29	—
Favorable developments relating to access cost disputes	—	—	17	—
Total	$(184)	$—	$14	$—
Other, net represented $184 million of expense and $14 million of income in the three and six-month periods ended June 30, 2012, respectively, as compared to zero in the same periods in 2011. Severance, exit costs, and asset impairments include lease exit costs associated with taking certain Nextel platform sites off-air in the second quarter 2012 and asset impairments in the first quarter 2012, which consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared in the first quarter 2012. We did not accrue lease exit costs for certain sites taken off-air in the second quarter of 2012 as these sites are subject to agreements under which we expect to continue to receive economic benefit for the remaining term. As a result of this factor, as well as the variability of factors that are used in the estimate of lease exit costs, the relationship of the costs recognized in the current quarter to the number of sites taken off-air is not necessarily indicative of future per-site charges as we complete our transition of Nextel customers and continue to take sites off-air. Spectrum hosting contract termination is due to the recognition of $236 million of the total $310 million paid by LightSquared in 2011 as operating income in "Other, net" due to the termination of our spectrum hosting arrangement with LiqhtSquared. Additional information related to these items can be found in the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense increased $82 million, or 34%, and $131 million, or 27%, in the three and six-month periods ended June 30, 2012, respectively, as compared to the same periods in 2011, primarily due to increased weighted average long-term debt balances as a result of November 2011 and March 2012 debt issuances partially offset by January 2011, December 2011 and June 2012 debt repayments and increased effective interest rates partially offset by an increase in the amount of interest capitalized. We expect interest capitalization related to spectrum licenses not previously utilized to decline significantly as we plan to have a substantial portion of the value of our spectrum licenses to be ready for use during 2012. As a result, we estimate interest capitalization of approximately $20 to $40 million to be recognized for the remainder of 2012, the majority of which is expected to be recognized during the third quarter 2012, and is subject to our estimates of timing in which Network Vision core sites are deployed. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $22.0 billion and $18.5 billion was 7.8% and 7.2% for the three-month periods ended June 30, 2012 and 2011, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $21.3 billion and $18.8 billion was 7.9% and 7.2% for the six-month periods ended June 30, 2012 and 2011, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.

Equity in Losses of Unconsolidated Investments and Other, net
Clearwire owns and operates a next generation mobile broadband network that provides high-speed residential and mobile Internet access services and residential voice services in communities throughout the country. Clearwire heavily invested in building its network and acquiring other assets necessary to expand its WiMAX business during 2009 and 2010, which resulted in increased operating losses and reduced liquidity. In August 2011, Clearwire announced its intention to deploy an LTE network subject to the availability of additional funding. In December 2011, Clearwire issued additional equity and raised net proceeds of approximately $716 million. Additionally, in January 2012, Clearwire issued additional indebtedness and raised net proceeds of approximately $295 million. We expect Clearwire to continue to generate net losses in the near term as it executes its business plan, including the deployment of an LTE network. Our intent to hold our investment in Clearwire is based, in part, on our subscriber base of 4G WiMAX subscribers that utilize Clearwire's network and our intent to sell 4G WiMAX devices through 2012 in addition to Clearwire's ability to deploy an LTE network.
Equity in losses of unconsolidated investments and other, net primarily consists of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with our investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, Sprint's impairment, if any, of its investment in Clearwire, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Equity in losses from Clearwire were $429 million and $594 million for the three-month periods ended June 30, 2012 and 2011, and $719 million and $1.0 billion for the six-month periods ended June 30, 2012 and 2011, respectively. Sprint's equity in losses from Clearwire include charges that were associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans. These charges were $202 million for the three-month period ended June 30, 2011, and $40 million and $294 million for the six-month periods ended June 30, 2012 and 2011, respectively. The three-month period ended June 30, 2012 also includes a $204 million pre-tax impairment reflecting the reduction of our investment in Clearwire to its estimated fair value. Additional declines in the estimated fair value of Clearwire may require us to evaluate the decline in relation to the carrying value of our investment in Clearwire. A conclusion by us that additional declines in the estimated fair value of Clearwire are other than temporary could result in an additional impairment of a portion, or all, of our remaining carrying value of $973 million as of June 30, 2012. Each $.10 per share change in the value of Clearwire's traded stock price results in a $70.5 million change in the estimated fair value of our equity investment based on Sprint's equity interest as of June 30, 2012.
On November 30, 2011, Sprint entered into new agreements with Clearwire that established long-term pricing terms for 4G services, both WiMAX and LTE. Under terms of the agreements, Sprint is required to pay Clearwire $926 million in total over the course of 2012 and 2013 in exchange for unlimited WiMAX services during those years. The agreements also establish long-term usage-based pricing for LTE services in 2012 and beyond and WiMAX services in 2014 and beyond. Under the terms, Sprint may also make a series of refundable prepayments up to $350 million for LTE services, if Clearwire achieves certain build-out targets and network specifications by June 2013 or obtains purchase commitments for LTE services from other customers. These payments, beginning in 2013, will be applied towards LTE usage over the remaining term of the contract. In addition, the agreements provide improved terms and competitive pricing for re-wholesaling of WiMAX services by Sprint beginning in 2012. As part of the agreements, on January 2, 2012, Sprint provided $150 million to Clearwire in exchange for a promissory note with a stated interest rate of 11.5% that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the MVNO agreement.

Income Tax Expense
The consolidated effective tax rate was an expense of approximately 3% and 12% during the six-month periods ended June 30, 2012 and 2011, respectively. The income tax expense for the six-month periods ended June 30, 2012 and 2011 is primarily attributable to taxable temporary differences from amortization of FCC licenses and includes a $902 million and a $533 million net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. The income tax expense for the six-month period ended June 30, 2012 also includes a $33 million tax benefit resulting from the resolution of various state income tax uncertainties. The income tax expense for the six-month period ended June 30, 2011 also includes a $52 million expense resulting from changes in corporate state income tax laws. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

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
As shown by the table above under “Results of Operations,” Wireless segment earnings represented approximately 88% of our total consolidated segment earnings as of June 30, 2012. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU). Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform postpaid offerings. To address and reduce net postpaid subscriber losses, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience. We have also introduced new devices, including the iPhone® in the fourth quarter of 2011, improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive rate plans providing simplicity and value.
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
During 2011, the Company entered into a purchase commitment with Apple, Inc. to purchase a minimum number of smartphones which, on average, is expected to carry a higher subsidy per unit than other smartphones we sell. In addition, during 2012, we expect to make further progress on Network Vision, including the incurrence of certain costs associated with the ongoing decommissioning efforts of the Nextel platform. As a result, we expect that wireless segment earnings will decline in 2012 as compared to 2011 until we begin to see further increases in retail service revenue through improved total retail postpaid net additions sufficient to recover these increased equipment net subsidy and acquisition costs, and benefit from Network Vision through reduced network and operating costs.

The following table provides an overview of the results of operations of our Wireless segment for the three and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Wireless Earnings	2012	2011	2012	2011
	(in millions)
Sprint platform	$5,539	$4,922	$10,947	$9,764
Nextel platform	426	672	926	1,401
Total postpaid	5,965	5,594	11,873	11,165
Sprint platform	1,065	806	2,081	1,518
Nextel platform	160	308	348	674
Total prepaid	1,225	1,114	2,429	2,192
Retail service revenue	7,190	6,708	14,302	13,357
Wholesale, affiliate and other revenue	124	54	227	123
Total service revenue	7,314	6,762	14,529	13,480
Cost of services (exclusive of depreciation and amortization)	(2,279)	(2,237)	(4,568)	(4,284)
Service gross margin	5,035	4,525	9,961	9,196
Service gross margin percentage	69%	67%	69%	68%
Equipment revenue	753	690	1,488	1,385
Cost of products	(2,223)	(1,838)	(4,521)	(3,650)
Equipment net subsidy	(1,470)	(1,148)	(3,033)	(2,265)
Equipment net subsidy percentage	(195)%	(166)%	(204)%	(164)%
Selling, general and administrative expense	(2,266)	(2,275)	(4,577)	(4,546)
Wireless segment earnings	$1,299	$1,102	$2,351	$2,385
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $482 million, or 7%, and $945 million, or 7%, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011. The increase in retail service revenue for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011 reflects an increase in Sprint platform postpaid service revenue related to our $10 premium data add-on charge required for all smartphones and greater popularity of unlimited and bundled plans, combined with increases in roaming and other fees and decreased promotional discounts and credits. The increase was also driven by continued subscriber growth from our Assurance Wireless brand as well as a growing number of subscribers on our remaining prepaid brands who are choosing higher rate plans as a result of the increased availability of smartphones.

Wholesale and affiliates are those subscribers who are served through 3G MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $70 million, or 130%, and $104 million, or 85%, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011 primarily as a result of growth in our 3G MVNO's reselling prepaid services. Wholesale and affiliate revenue includes revenue from connected devices generated from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and ARPU by category for the three and six-month periods ended June 30, 2012 and 2011. Additional information about the number of subscribers, net subscriber additions (losses), ARPU, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2011 may be found in the tables on the following pages.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(subscribers in thousands)
Average postpaid subscribers	32,658	32,907	32,775	32,981
Average prepaid subscribers	15,361	13,482	15,163	13,070
Average retail subscribers	48,019	46,389	47,938	46,051
ARPU(1):
Postpaid	$60.88	$56.67	$60.38	$56.42
Prepaid	$26.59	$27.53	$26.70	$27.95
Average retail	$49.91	$48.20	$49.73	$48.34
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

Postpaid ARPU for the three and six-month periods ended June 30, 2012 increased as compared to the same periods in 2011 primarily due to increased revenues from the $10 premium data add-on charges for all smartphones and increases in roaming and other fees and decreased promotional discounts and credits. Prepaid ARPU for the three and six-month periods ended June 30, 2012 declined compared to the same periods in 2011 primarily as a result of net additions of our Assurance Wireless brand, whose subscribers carry a lower ARPU, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans to take advantage of the increased availability of smartphones.

The following table shows (a) net additions (losses) of wireless subscribers, (b) total subscribers as of the end of each quarterly period beginning with the first quarter 2011, and (c) end of period connected device subscribers.

	March 31, 2011	June 30, 2011	September 30, 2011	December 30, 2011	March 31, 2012	June 30, 2012
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid(2)	253	226	265	539	263	442
Prepaid	1,406	1,149	839	899	870	451
Wholesale and affiliates	389	519	835	954	785	388
Total Sprint platform	2,048	1,894	1,939	2,392	1,918	1,281
Nextel platform:
Postpaid	(367)	(327)	(309)	(378)	(455)	(688)
Prepaid	(560)	(475)	(354)	(392)	(381)	(310)
Total Nextel platform	(927)	(802)	(663)	(770)	(836)	(998)

Total retail postpaid	(114)	(101)	(44)	161	(192)	(246)
Total retail prepaid	846	674	485	507	489	141
Total wholesale and affiliate	389	519	835	954	785	388
Total Wireless	1,121	1,092	1,276	1,622	1,082	283

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(2)(4)	27,699	27,925	28,190	28,729	28,992	29,434
Prepaid	9,941	11,090	11,929	12,828	13,698	14,149
Wholesale and affiliates(3)(4)	4,910	5,429	6,264	7,218	8,003	8,391
Total Sprint platform	42,550	44,444	46,383	48,775	50,693	51,974
Nextel platform:
Postpaid	5,299	4,972	4,663	4,285	3,830	3,142
Prepaid	3,182	2,707	2,353	1,961	1,580	1,270
Total Nextel platform	8,481	7,679	7,016	6,246	5,410	4,412

Total retail postpaid(4)	32,998	32,897	32,853	33,014	32,822	32,576
Total retail prepaid	13,123	13,797	14,282	14,789	15,278	15,419
Total wholesale and affiliates(3)(4)	4,910	5,429	6,264	7,218	8,003	8,391
Total Wireless	51,031	52,123	53,399	55,021	56,103	56,386

Supplemental data - connected devices End of period subscribers (in thousands)(4)
Retail postpaid	715	727	762	783	791	809
Wholesale and affiliates	1,883	1,920	1,956	2,077	2,217	2,361
Total	2,598	2,647	2,718	2,860	3,008	3,170
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

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-use subscriber and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 1.1 million subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue as of June 30, 2012.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn, (b) our postpaid and prepaid ARPU, and (c) our recapture of Nextel platform subscribers that deactivated but remained as customers on the Sprint platform as of the end of each quarterly period beginning with the first quarter 2011.

	March 31, 2011	June 30, 2011	September 30, 2011	December 30, 2011	March 31, 2012	June 30, 2012
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.78%	1.72%	1.91%	1.99%	2.00%	1.69%
Prepaid	3.41%	3.25%	3.43%	3.07%	2.92%	3.16%
Nextel platform:
Postpaid	1.95%	1.92%	1.91%	1.89%	2.09%	2.56%
Prepaid	6.94%	7.29%	7.02%	7.18%	8.73%	7.18%

Total retail postpaid	1.81%	1.75%	1.91%	1.98%	2.01%	1.79%
Total retail prepaid	4.36%	4.14%	4.07%	3.68%	3.61%	3.53%

ARPU
Sprint platform:
Postpaid	$58.52	$59.07	$60.20	$61.22	$62.55	$63.38
Prepaid	$25.76	$25.53	$25.35	$25.16	$25.64	$25.49
Nextel platform:
Postpaid	$44.35	$43.68	$42.78	$41.91	$40.94	$40.25
Prepaid	$35.46	$34.63	$35.62	$34.91	$35.68	$37.20

Total retail postpaid	$56.17	$56.67	$57.65	$58.59	$59.88	$60.88
Total retail prepaid	$28.39	$27.53	$27.19	$26.62	$26.82	$26.59

Nextel platform subscriber recaptures
Subscribers(2):
Postpaid	124	113	103	168	228	431
Prepaid	260	171	141	152	137	143
Rate(3):
Postpaid	27%	27%	27%	39%	46%	60%
Prepaid	27%	21%	21%	25%	23%	32%
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

(2)
Represents the Nextel platform postpaid and prepaid subscribers, as applicable, that deactivated from the Nextel platform during each period but remained with the Company as subscribers on the Sprint platform. Subscribers that deactivate service on the Nextel platform and activate service on the Sprint platform are included in the Sprint platform net additions for the applicable period.

(3)
Represents the recapture rate defined as the Nextel platform postpaid or prepaid subscribers, as applicable, that deactivated from the Nextel platform during each period but activated service on the Sprint platform over the total Nextel platform subscriber deactivations in the period for postpaid and prepaid, respectively.

Retail Postpaid Subscribers—During the three-month period ended June 30, 2012, we added 442,000 net postpaid subscribers on the Sprint platform, of which, approximately 431,000 represented subscribers that deactivated service on the Nextel platform. In addition, during the three-month period ended June 30, 2012, our postpaid subscriber base on the Nextel platform was reduced by 688,000 as we continued to lose postpaid subscribers on the Nextel platform. We expect to continue a trend of net postpaid subscriber losses on the Nextel platform through the decommissioning period. We plan to retain Nextel platform push-to-talk subscribers by providing competitive offerings on the Sprint platform, which includes future offerings on our multi-mode network, such as Sprint Direct Connect. We lost 246,000 total net retail postpaid subscribers during the three-month period ended June 30, 2012 as compared to losing 101,000 total net retail postpaid subscribers during the same period in 2011. Our increase in total net retail postpaid subscriber losses can be attributed to higher net losses on the Nextel platform primarily associated with our planned decommissioning of that network, as well as a reduction in gross additions on the Sprint platform. Of the approximately 33 million total subscribers included in postpaid, approximately 2% represent connected devices. Net additions of connected devices were 18,000 during the three-month period ended June 30, 2012 as compared to net additions of 12,000 during the same period in 2011.
Retail Prepaid Subscribers—During the three-month period ended June 30, 2012, we added 451,000 net prepaid subscribers on the Sprint platform, of which, approximately 143,000 represented subscribers that deactivated service on the Nextel platform. In addition, during the three-month period ended June 30, 2012, our prepaid subscriber base on the Nextel platform was reduced by 310,000 as we continued the trend of prepaid subscriber losses on the Nextel platform. We expect to continue a trend of net prepaid subscriber losses on the Nextel platform through the decommissioning period. In total, we added 141,000 net prepaid subscribers during the three-month period ended June 30, 2012 as compared to adding 674,000 net prepaid subscribers for the same period in 2011. Our decrease in net prepaid subscriber additions was driven primarily by a decline in gross subscriber additions on Assurance Wireless due to lower response rates as a result of increased competition and a lower customer application approval rate resulting from complexities associated with new federal regulations. Churn also increased on Assurance Wireless primarily due to deactivation of subscribers that did not re-certify and subscribers with phones which had no usage. Although the rate at which we re-certify Assurance subscribers has remained relatively consistent, the absolute number of deactivations associated with recertification is increasing given the significant growth in the Assurance subscriber base since its launch. The federal Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must re-certify as to those requirements annually. New regulations, which impact all Lifeline carriers, impose stricter rules on the subscriber requirements and re-certification. These new regulations also require a one-time re-certification of the entire June 1, 2012 subscriber base by December 31, 2012, which could result in further deactivations for those that no longer qualify for Lifeline or are found to have duplicate lines with other Lifeline providers.
Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs, however the number of these subscribers as a percentage of our total prepaid subscriber base has remained consistent over the past four quarters.
Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Wholesale and affiliate subscriber net additions were 388,000 during the three-month period ended June 30, 2012 as compared to 519,000 for the same period in 2011. Wholesale and affiliate subscriber net additions decreased by 131,000, or 25%, for the three-month period ended June 30, 2012 compared to the same period one year ago, which was primarily driven by reduced subscriber net additions from the Lifeline programs offered by our MVNO's selling prepaid services partially offset by increased subscriber net additions of connected devices. The decrease in net additions to the Lifeline programs offered by our MVNO's is also affected by the new federal regulations, similar to the impact on our Assurance Wireless brand in "Retail Prepaid Subscribers" above. Of the 8 million total subscribers included in wholesale and affiliates, approximately 28% represent connected devices. Net additions of connected devices were 144,000 during the three-month period ended June 30, 2012 as compared to net additions of 37,000 and for the same period in 2011.

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
Cost of services increased $42 million, or 2%, and $284 million, or 7%, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011 primarily reflecting an increase in rent expense due to the cell site leases renegotiated in 2011 in connection with Network Vision. In addition, we incurred higher backhaul costs due to increased capacity. These increases were offset by a decrease in payments to third-party vendors for use of their proprietary data applications and premium services as a result of more favorable rates provided by contract renegotiations and a decline in long distance network costs as a result of lower market rates. In addition, service and repair costs slightly decreased due to a decline in the volume and frequency of repairs, which is offset by an increase in the cost per unit of devices due to the growth in smartphone popularity. Our progress to take a substantive majority of the 2012 target cell sites off-air by June 30, 2012 is expected to provide partial reductions in rent expense for the second half of 2012. Further reductions are expected in 2013 as we expect to recognize the full amount of lease exit costs associated with the shut down of the remaining Nextel platform cell sites by the middle of 2013.
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
Equipment revenue increased $63 million, or 9%, and $103 million, or 7%, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011 and cost of products increased $385 million, or 21%, and $871 million, or 24%, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011. The increase in both equipment revenue and cost of products is primarily due to a higher average sales price and cost per device sold for postpaid and prepaid devices, particularly driven by the introduction of the more expensive iPhone to postpaid and prepaid subscribers, partially offset by a decline in the number of postpaid and prepaid devices sold. As a result of a growing number of postpaid and prepaid subscribers moving to smartphone devices, we expect the trend of increased equipment net subsidy to continue.

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
Sales and marketing expense was $1.3 billion and $2.6 billion, respectively, representing an increase of $3 million, or relatively flat, and a decrease of $27 million, or 1%, respectively, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011. The decrease in the year-to-date period was primarily due to a decline in media and advertising spend, as well as lower costs associated with our decrease in subscriber gross additions, offset by reimbursements for point-of-sale discounts for iPhones, which are directly sourced by distributors from Apple and accounted for as sales expense. Point-of-sale discounts are included in the determination of equipment net subsidy when we purchase and resell devices.
General and administrative costs were $1.0 billion and $2.0 billion, respectively, representing a decrease of $12 million, or 1%, and an increase of $58 million, or 3%, respectively, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011, primarily reflecting a slight decrease in customer care costs for the three-month period ended June 30, 2012 and an increase in bad debt expense for the year to date period. Customer care costs for the three-month period ended June 30, 2012 as compared to the prior year period decreased primarily due to lower call volumes. Bad debt expense was $130 million and $266 million for the three and six-month periods ended June 30, 2012 representing a $4 million and $64 million increase as compared to bad debt expense of $126 million and $202 million for the three and six-month periods ended June 30, 2011. The increase in bad debt expense for the six-month period ended June 30, 2012 as compared to the prior year period primarily reflects an increase in the average write-off per account as well as an increase in the number of accounts written off as a result of increases in involuntary churn. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. Our mix of prime postpaid subscribers to total postpaid subscribers was 82% for both the three and six-month periods ended June 30, 2012 compared to 83% for both the three and six-month periods ended June 30, 2011.

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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to some of our cable MSO's have become large enough in scale that they have decided to in-

source these services. We expect Internet revenues to continue to decline through the end of 2014 as the cable MSOs continue to migrate their internal digital voice products. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For 2012, we continue to expect wireline segment earnings to decline by approximately $180 to $220 million as compared to 2011 to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. This decline in Wireline segment earnings related to intercompany pricing will not affect our consolidated results of operations as our Wireless segment will benefit from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment for the three and six-month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Wireline Earnings	2012	2011	2012	2011
	(in millions)
Voice	$426	$480	$843	$966
Data	99	117	207	233
Internet	449	475	902	972
Other	21	18	41	39
Total net service revenue	995	1,090	1,993	2,210
Cost of services and products	(730)	(747)	(1,446)	(1,506)
Service gross margin	265	343	547	704
Service gross margin percentage	27%	31%	27%	32%
Selling, general and administrative expense	(116)	(133)	(237)	(266)
Wireline segment earnings	$149	$210	$310	$438
Wireline Revenue
Voice Revenues
Voice revenues decreased $54 million, or 11%, and $123 million, or 13%, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011 primarily driven by overall price declines of which $44 million and $93 million were related to the decline in prices for the sale of services to our Wireless segment in the three and six-month periods ended June 30, 2012, respectively, as well as volume declines due to customer churn. Voice revenues generated from the sale of services to our Wireless segment represented 30% of total voice revenues for the three and six-month periods ended June 30, 2012 as compared to 32% for the three and six-month periods ended June 30, 2011.
Data Revenues
Data revenues reflect sales of data services, including asynchronous transfer mode (ATM), frame relay and managed network services bundled with non-IP-based data access. Data revenues decreased $18 million, or 15%, and $26 million, or 11%, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services. Data revenues generated from the provision of services to the Wireless segment represented 43% and 42% of total data revenue for the three and six-month periods ended June 30, 2012 as compared to 37% and 34% for the three and six-month periods ended June 30, 2011.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. Internet revenues decreased $26 million, or 5%, and $70 million, or 7%, for the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011. Certain cable MSO's have decided to in-source their digital voice products resulting in a $22 million and $73 million decrease in the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011. In addition, Internet revenue decreased due to fewer IP customers, partially offset by revenues generated from the sale of services to our Wireless segment, which increased in the three and six-month periods ended June 30, 2012 due to an increase in the requirements to support wireless customers' data traffic related to increased smartphone usage. Sale of services to our Wireless segment represented 11% and 10% of total Internet revenues in the three and six-month periods ended June 30, 2012 as compared to 7% for both the three and six-month periods ended June 30, 2011.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $3 million, or 17%, and $2 million, or 5%, in the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $17 million, or 2%, and $60 million, or 4% in the three and six-month periods ended June 30, 2012 as compared to the same period in 2011 primarily due to lower access expense as a result of savings initiatives and declining voice, data and Internet volumes, partially offset by access exit costs incurred related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Service gross margin percentage decreased from 31% and 32% in the three and six-month periods ended June 30, 2011 to 27% in both the three and six-month periods ended June 30, 2012 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $17 million, or 13%, and $29 million, or 11%, in the three and six-month periods ended June 30, 2012 as compared to the same periods in 2011. The decrease was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in each of the three and six-month periods ended June 30, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30,
	2012	2011
	(in millions)
Net cash provided by operating activities	$2,155	$1,994
Net cash used in investing activities	$(2,688)	$(1,564)
Net cash provided by (used in) financing activities	$946	$(1,647)
Operating Activities
Net cash provided by operating activities of approximately $2.2 billion in the first six months of 2012 increased $161 million from the same period in 2011. The increase resulted from increased cash received from customers of $867 million primarily due to increases in postpaid ARPU and total net subscribers. This was partially offset by increases in vendor and labor-related payments of $677 million, which primarily related to an increase in the average cost of postpaid and prepaid devices sold and increased network costs primarily associated with Network Vision partially offset by reductions in inventory. Included in our vendor and labor related payments were

$92 million in pension contribution payments made during the first six months of 2012. We also expect to make additional pension contributions of approximately $17 million during the remainder of 2012.
Subscriber revenue earned but not billed represented about 8% of our accounts receivable balance as of both June 30, 2012 and 2011.
Investing Activities
Net cash used in investing activities for the first six months of 2012 increased by approximately $1.1 billion from 2011, primarily due to a decrease of $310 million in proceeds from sales and maturities of short-term investments, and increases of $427 million in purchases of short-term investments and $308 million in capital expenditures. Increases in capital expenditures were primarily related to Network Vision spend partially offset by reductions to legacy 3G data capacity spend. We also recognized $128 million in the form of a note receivable from Clearwire as a result of the additional investment provided through our amended agreement in the fourth quarter 2011.
Financing Activities
Net cash provided by financing activities was $946 million during the first six months of 2012 compared to net cash used in financing activities of $1.65 billion for the same period in 2011. The first six months of 2012 included the issuance of $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020 and the redemption of $1.0 billion plus accrued and unpaid interest of the $1.473 billion Nextel Communications, Inc. 6.875% Notes due 2013. The first six months of 2011 included the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes.
Liquidity
As of June 30, 2012, our liquidity, including cash, cash equivalents, short-term investments and available borrowing capacity was $8.0 billion. Our cash, cash equivalents and short-term investments totaled $6.8 billion as of June 30, 2012 compared to $5.6 billion as of December 31, 2011. As of June 30, 2012, approximately $1.0 billion in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $1.2 billion of borrowing capacity available under the revolving bank credit facility as of June 30, 2012. Our revolving bank credit facility expires in October 2013. In addition, up to $500 million is available through May 31, 2013 under the first tranche of our secured equipment credit facility described below, although the use of such funds is limited to equipment-related purchases from Ericsson.
In January 2012, Clearwire issued a $150 million note receivable to us with a stated interest rate of 11.5% as a result of the additional investment provided to Clearwire through our amended agreement in the fourth quarter 2011 that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. In March 2012, we issued $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020. In May 2012, certain of our subsidiaries entered into a $1.0 billion secured equipment credit facility that expires in March 2017 to finance equipment-related purchases from Ericsson for Network Vision. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is equally divided into two consecutive tranches of $500 million, with drawdown availability contingent upon our acquisition of equipment-related purchases, up to the maximum of each tranche, ending on May 31, 2013 and May 31, 2014, for the first and second tranche, respectively. Repayments of outstanding amounts on the secured equipment credit facility cannot be re-drawn. On June 8, 2012, the Company redeemed $1.0 billion of the $1.473 billion then outstanding of our Nextel Communications, Inc. 6.875% Notes due 2013 plus accrued and unpaid interest.
In September 2011, we entered into a four year commitment with Apple, Inc. to purchase a minimum number of smartphones, which on average, carry a higher subsidy per unit than other smartphones we sell. This will result in an expected increase in cash outflow and reduction in operating income in the earlier years of the contract until such time as we may recover the acquisition costs through subscriber revenue consistent with our initial forecast when we launched the iPhone®. We continue to believe the effect of the iPhone®, given the significance of its expected effect on gross additions and upgrades, will reduce contribution margin in the near term. These estimates are subject to significant judgment and include assumptions such as product mix, expected improvements in customer churn, and smartphone sales volume which are difficult to predict and actual results may differ significantly compared to our initial estimates.
In October 2011, we announced our intention to accelerate the timeline associated with Network Vision, our network modernization plan. In addition to Network Vision, we are currently experiencing rapid growth in data usage driven by more subscribers, a shift to smartphones, and more data usage by subscribers, which requires additional capital for legacy 3G data capacity to meet our customers' needs and to maintain customer satisfaction. Our accelerated timeline coupled with our capital needs to maintain and operate our existing infrastructure are expected to require substantial amounts of additional capital expenditures during the period of deployment. In addition to our expectation of increased capital expenditures, we also expect network operating expenditures to increase during the Network Vision deployment period, as well as expected cash requirements to meet existing obligations associated with the decommissioning of the Nextel platform.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the ability to issue debt and equity securities, the ability to issue other forms of financing, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements through the next twelve months, including debt service requirements and other significant future contractual obligations. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes Network Vision, subscriber growth and the expected achievement of a cost structure intended to achieve more competitive margins, we may need to raise additional funds from external resources, dependent on projected revenues and expenses related to our operations. If we are unable to fund our remaining capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.
In determining our expectation of future funding needs in the next 12 months and beyond, we have considered:

•	projected revenues and expenses relating to our operations;

•	anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	scheduled debt service requirements;

•	additional investments, if any, we may choose to make in Clearwire; and

•	other future contractual obligations, including decommissioning obligations associated with Network Vision, and general corporate expenditures.
As of June 30, 2012, we had working capital of $4.2 billion compared to $3.8 billion as of December 31, 2011. The increase in working capital is primarily due to net proceeds from issuances of approximately $2.0 billion of debt in March 2012 offset by debt repayments of $1.0 billion in June 2012, increases in accounts payable and increases in the current portion of long-term debt. The remaining change is related to other activity in current assets and liabilities.
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

As of June 30, 2012, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B1	B3	Ba3	Ba1	Review for Downgrade
Standard and Poor's	B+	B+	BB-	-	Negative
Fitch	B+	B+	BB	BB	Negative
Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the capital markets.
The terms and conditions of our revolving bank credit facility, which expires in October 2013, require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain net subsidy and other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.25 to 1.0. As of December 31, 2012, the required ratio will be no more than 4.0 to 1.0. Adjusted EBITDA excludes costs comprising equipment net subsidy to the extent such costs exceed $1.1 billion in any of the six consecutive fiscal quarters ending March 31, 2013. The amount added back related to this exclusion cannot exceed $1.75 billion in any four consecutive fiscal quarters and is limited to $2.7 billion in the aggregate for the six consecutive fiscal quarters ending March 31, 2013. As of June 30, 2012, the ratio was 3.4 to 1.0 as compared to 3.7 to 1.0 as of December 31, 2011. Under this revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of our revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a margin of between 2.75% to 4.0%. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility.
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

CURRENT BUSINESS OUTLOOK
Given the current economic environment and the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to forecast with assurance the net retail postpaid subscriber results we will experience during 2012 or thereafter. However, the Company expects 2012 consolidated segment earnings to be between $4.5 billion and $4.6 billion. We expect full year consolidated net service revenue growth of approximately 4% to 6%. The company also expects full year capital expenditures in 2012, excluding capitalized interest, to be approximately $6 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” below and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011.

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than our $2 billion debt issuance in March 2012 and our $1.0 billion redemption of debt in June 2012. Below is a graph depicting our future principal maturities of debt as of June 30, 2012 inclusive of these changes.
* This table excludes our revolving bank credit facility and secured equipment credit facility, which will mature in 2013 and 2017, respectively; because there is no outstanding balance on either facility as of June 30, 2012. The table also excludes the $1.0 billion in letters of credit outstanding under the revolving bank credit facility. The table also excludes all financing and capital lease obligations.

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

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control; and

•
other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC), including in Part II, Item 1A "Risk Factors" of this Form 10-Q and Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

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
In connection with the preparation of this Form 10-Q as of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2012 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is brought on behalf of alleged purchasers of company stock from October 26, 2006 to February 27, 2008. Our motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery has begun. Plaintiff moved to certify a class of bond holders as well as owners of common stock, and we have opposed that motion. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various state matters such as sales, use or property taxes, were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended June 30, 2012, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
None

Item 6.	Exhibits
The Exhibit Index attached to this Form 10-Q is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT NEXTEL CORPORATION
(Registrant)

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President and Controller (Principal Accounting Officer)

Dated: August 2, 2012

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.2	5/18/2012

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(10) Executive Compensation Plans and Arrangements

10.1	Letter, dated May 4, 2012, from Daniel R. Hesse, regarding voluntary reduction of Mr. Hesse's 2011 and 2012 total compensation package	8-K	001-04721		5/4/2012

10.2	Sprint Nextel Corporation, 2007 Omnibus Incentive Plan, as amended and restated on May 15, 2012					*

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.