Form 10-Q
period 2012-09-30
SPRINT NEXTEL CORP
filed 2012-11-07
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT NOVEMBER 5, 2012:

VOTING COMMON STOCK
Series 1	3,004,614,019

SPRINT NEXTEL CORPORATION

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,645	$5,447
Short-term investments	684	150
Accounts and notes receivable, net of allowance for doubtful accounts of $183 and $219	3,440	3,206
Device and accessory inventory	996	913
Deferred tax assets	75	130
Prepaid expenses and other current assets	771	491
Total current assets	11,611	10,337
Investments	1,141	1,996
Property, plant and equipment, net	13,108	14,009
Intangible assets
Goodwill	359	359
FCC licenses and other	20,631	20,453
Definite-lived intangible assets, net	1,401	1,616
Other assets	721	613
Total assets	$48,972	$49,383
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,210	$2,348
Accrued expenses and other current liabilities	4,427	4,143
Current portion of long-term debt, financing and capital lease obligations	310	8
Total current liabilities	7,947	6,499
Long-term debt, financing and capital lease obligations	20,994	20,266
Deferred tax liabilities	7,089	6,986
Other liabilities	4,443	4,205
Total liabilities	40,473	37,956
Commitments and contingencies
Shareholders' equity:
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.003 and 2.996 billion shares issued	6,007	5,992
Paid-in capital	46,752	46,716
Accumulated deficit	(43,494)	(40,489)
Accumulated other comprehensive loss	(766)	(792)
Total shareholders' equity	8,499	11,427
Total liabilities and shareholders' equity	$48,972	$49,383
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Net operating revenues	$8,763	$8,333	$26,340	$24,957
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	5,093	4,611	15,189	13,596
Selling, general and administrative	2,391	2,320	7,208	7,131
Severance, exit costs and asset impairments	22	—	290	—
Depreciation and amortization	1,488	1,194	5,050	3,684
Other, net	—	—	(282)	—
	8,994	8,125	27,455	24,411
Operating (loss) income	(231)	208	(1,115)	546
Other expense:
Interest expense	(377)	(236)	(996)	(724)
Equity in losses of unconsolidated investments and other, net	(112)	(261)	(783)	(1,261)
	(489)	(497)	(1,779)	(1,985)
Loss before income taxes	(720)	(289)	(2,894)	(1,439)
Income tax expense	(47)	(12)	(110)	(148)
Net loss	$(767)	$(301)	$(3,004)	$(1,587)

Basic and diluted net loss per common share	$(0.26)	$(0.10)	$(1.00)	$(0.53)
Basic and diluted weighted average common shares outstanding	3,003	2,996	3,001	2,994

Other comprehensive income, net of tax:
Net unrealized holding gains (losses) on securities and other	$1	$(6)	$(5)	$12
Net unrecognized net periodic pension and other postretirement benefits	14	9	31	27
Other comprehensive income	15	3	26	39
Comprehensive loss	$(752)	$(298)	$(2,978)	$(1,548)

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Cash flows from operating activities:
Net loss	$(3,004)	$(1,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	84	—
Depreciation and amortization	5,050	3,684
Provision for losses on accounts receivable	413	370
Share-based compensation expense	57	51
Deferred income taxes	142	114
Equity in losses of unconsolidated investments and other, net	783	1,261
Gains from asset dispositions and exchanges	(29)	—
Contribution to pension plan	(108)	(124)
Spectrum hosting contract termination	(236)	—
Other changes in assets and liabilities:
Accounts and notes receivable	(526)	(387)
Inventories and other current assets	(348)	(268)
Accounts payable and other current liabilities	395	(862)
Non-current assets and liabilities, net	55	316
Other, net	55	34
Net cash provided by operating activities	2,783	2,602
Cash flows from investing activities:
Capital expenditures	(2,784)	(2,221)
Expenditures relating to FCC licenses	(152)	(199)
Investment in Clearwire	(128)	—
Proceeds from sales and maturities of short-term investments	958	840
Purchases of short-term investments	(1,492)	(780)
Other, net	13	(10)
Net cash used in investing activities	(3,585)	(2,370)
Cash flows from financing activities:
Proceeds from debt and financings	3,577	—
Repayments of debt and capital lease obligations	(2,508)	(1,655)
Debt financing costs	(90)	(3)
Other, net	21	14
Net cash provided by (used in) financing activities	1,000	(1,644)
Net increase (decrease) in cash and cash equivalents	198	(1,412)
Cash and cash equivalents, beginning of period	5,447	5,173
Cash and cash equivalents, end of period	$5,645	$3,761
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2011	2,996	$5,992	$46,716	$(40,489)	$(792)	$11,427
Net loss				(3,004)		(3,004)
Other comprehensive income, net of tax					26	26
Issuance of common shares, net	7	15	6			21
Share-based compensation expense			30			30
Other, net				(1)		(1)
Balance, September 30, 2012	3,003	$6,007	$46,752	$(43,494)	$(766)	$8,499

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
In December 2011, the FASB issued authoritative guidance regarding Disclosures about Offsetting Assets and Liabilities, which requires common disclosure requirements to allow investors to better compare and assess the effect of offsetting arrangements on financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The standard will be effective beginning in the first quarter of 2013, requires retrospective application, and will only affect disclosures in the footnotes to the financial statements. In October 2012, the FASB tentatively decided to limit the scope of this authoritative literature to derivatives, repurchase agreements, and securities lending and securities borrowing arrangements. The FASB directed the staff to draft a proposed Accounting Standards Update for vote at a later meeting. We are currently evaluating the impact, if any, on our consolidated financial statement disclosures and, based on the proposed scope revision, do not expect this authoritative literature to impact our existing disclosures.
In July 2012, the FASB issued authoritative guidance regarding Testing Indefinite-Lived Intangible Assets for Impairment, which is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets by providing entities with the option of performing an elective qualitative assessment to determine whether further impairment testing is necessary. The standard will be effective for annual and interim indefinite-lived intangible asset impairment tests performed beginning the first quarter of 2013, with early adoption permitted under certain circumstances. We expect to early adopt the provisions of this standard as part of our 2012 annual assessment of indefinite-lived intangible assets.

Note 3.	Investments
The components of investments were as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Marketable equity securities	$46	$43
Equity method and other investments	1,095	1,953
	$1,141	$1,996

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together, "Clearwire") is one of the ways we participate in the fourth generation (4G) wireless broadband market. Sprint offers certain 4G products utilizing Clearwire's 4G wireless Worldwide Interoperability for Microwave Access (WiMAX) broadband network in available markets. As of September 30, 2012, Sprint held approximately 48.2% of a non-controlling economic interest in Clearwire Communications LLC and a 48.2% non-controlling voting interest in Clearwire Corporation (together, “Equity Interests”) for which the carrying value totaled $764 million, which is equivalent to a $1.08 per share carrying value. In June 2012, Sprint exercised its right to repurchase approximately 78 million Class B Voting shares at par value of $0.0001 per share for approximately eight thousand dollars, previously surrendered in June 2011, resulting in Sprint's non-controlling voting interest now being equivalent to its non-controlling economic interest.
In addition to our Equity Interests, Sprint held two notes receivable from Clearwire as of September 30, 2012. On January 2, 2012, in conjunction with new long-term pricing agreements reached between the two companies in the fourth quarter of 2011, Sprint provided $150 million to Clearwire in exchange for a promissory note. The note has a stated interest rate of 11.5% that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. The difference between the fair value of the note and its face value at the date of issuance has been recorded as a prepaid expense, which will be amortized over the service period to cost of service. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the mobile virtual network operator (MVNO) agreement. Additionally, Sprint holds a note receivable from Clearwire issued in 2008 with a fixed interest rate of 12% and a maturity date of December 2015. The total carrying value of the notes receivable, which includes accretion related to premiums for both notes and fees associated with the 2009 replacement of the 2008 note, was $316 million and $178 million as of September 30, 2012 and December 31, 2011, respectively. The carrying value of Sprint's Equity Interests, together with the long-term portion of the carrying value of the notes receivable, are included in the line item "Investments" in Sprint's consolidated balance sheets. The current portion of the carrying value of the notes receivable is included in the line item "Prepaid expenses and other current assets" in Sprint's consolidated balance sheets.
Equity in Losses and Summarized Financial Information
Equity in losses from Clearwire were $208 million and $927 million for the three and nine-month periods ended September 30, 2012 and $271 million and $1.3 billion for the three and nine-month periods ended September 30, 2011, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of Sprint's investment, gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Sprint's equity in losses from Clearwire include charges that were associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans that were $41 million for the nine-month period ended September 30, 2012 and $15 million and $309 million for the three and nine-month periods ended September 30, 2011, respectively. The nine-month period ended September 30, 2012 also includes a $204 million pre-tax impairment recognized in the second quarter 2012 reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for Clearwire is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
Revenues	$314	$332	$954	$892
Operating expenses	(647)	(731)	(2,020)	(2,850)
Operating loss	$(333)	$(399)	$(1,066)	$(1,958)
Net loss from continuing operations before non-controlling interests	$(320)	$(479)	$(1,312)	$(2,212)
Net loss from discontinued operations before non-controlling interests	$(173)	$(5)	$(179)	$(79)
Sprint's Recoverability
At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluation considers, among other things, both observable and unobservable inputs, including Clearwire's market capitalization, historical volatility associated with Clearwire's common stock, the duration of a decline in Clearwire's average trading stock price below Sprint's per share carrying value, potential tax benefits, governance rights associated with our non-controlling voting interest, and our expectation of the duration of our ongoing relationship, as well as other factors. Based upon the evaluation of factors described above, we recognized a non-cash impairment of $204 million in the second quarter 2012 to reflect a reduction to our best estimate of fair value associated with our non-controlling economic interests. The determination of an estimate of fair value for a non-public security, such as our non-controlling economic interest, is subject to significant judgment and uncertainty. Clearwire's stock price is subject to significant volatility. Based on our analysis, we expect to recover the carrying value of our investment in Clearwire as of September 30, 2012. Declines in Clearwire's stock price subsequent to September 30, 2012, if any, will be evaluated in future periods for impairment of our remaining investment. Our proportionate share of the underlying net assets of Clearwire exceeds the carrying value of our equity investment by approximately $338 million, which is primarily related to our non-cash impairments recognized in prior periods.
Clearwire Related-Party Transactions
Sprint's equity method investment in Clearwire includes agreements by which we resell wireless data services utilizing Clearwire's 4G WiMAX network. In addition, Clearwire utilizes the third generation (3G) Sprint network to provide dual-mode service to its customers in those areas where access to its 4G WiMAX network is not yet available. Amounts included in our consolidated balance sheets related to our agreement to purchase 4G WiMAX services from Clearwire as of September 30, 2012 and December 31, 2011 totaled $119 million and $5 million, respectively, for prepaid expenses and other current assets and $155 million and $77 million, respectively, for accounts payable, accrued expense and other liabilities. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G WiMAX services from Clearwire totaled $103 million and $312 million for the three and nine-month periods ended September 30, 2012, and $111 million and $263 million for the three and nine-month periods ended September 30, 2011, respectively.

Note 4.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits, commercial paper, and Treasury securities), totaling $684 million and $150 million as of September 30, 2012 and December 31, 2011, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $46 million and $43 million as of September 30, 2012 and December 31, 2011, respectively, is measured on a recurring basis using quoted prices in active markets.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	Carrying amount	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
September 30, 2012	$21,304	$16,166	$6,617	$—	$22,783
December 31, 2011	$20,274	$12,567	$5,732	$—	$18,299

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012 with the remaining sites to be taken off-air by the end of 2013. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through the expected benefit period of the underlying assets through 2013 and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of our progress in taking Nextel platform sites off-air and our progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense during the period. The amounts reflected as depreciation expense are dependent upon the expected useful lives of assets, which includes our expectation of the timing of assets to be phased out of service, and could result in further revision during the decommissioning period. In addition, increasing data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones is expected to require additional legacy 3G Sprint platform equipment that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which began in 2011 and is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date on which Network Vision equipment is deployed and in-service. The incremental effect of accelerated depreciation expense totaled approximately $400 million and $1.7 billion for the three and nine-month periods ended September 30, 2012, of which the majority related to shortened useful lives of Nextel platform assets.
In connection with Network Vision, certain spectrum licenses that were not previously placed in service are now being prepared for their intended use. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within property, plant and equipment, which ceases as the spectrum is ready for its intended use. Interest expense capitalized in connection with the construction of long-lived assets totaled $52 million and $269 million for the three and nine-month periods ended September 30, 2012 and $103 million and $304 million for the three and nine-month periods ended September 30, 2011, respectively. Construction in progress (including any capitalized interest) associated with Network Vision is expected to be depreciated using the straight-line method over a weighted average useful life of approximately eight years, once the assets are placed in service. Property, plant, and equipment as of September 30, 2012 includes non-cash additions of approximately $900 million along with corresponding increases in accounts payable and accrued expenses and other current liabilities.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Land	$330	$333
Network equipment, site costs and related software	37,152	37,600
Buildings and improvements	4,886	4,895
Non-network internal use software, office equipment and other	1,846	2,111
Construction in progress	2,522	1,752
Less accumulated depreciation	(33,628)	(32,682)
Property, plant and equipment, net	$13,108	$14,009

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2011	Net Additions	September 30, 2012
		(in millions)
FCC licenses	$20,044	$178	$20,222
Trademarks	409	—	409
Goodwill	359	—	359
	$20,812	$178	$20,990
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets Subject to Amortization
Sprint's customer relationships are amortized using the sum of the years' digits method. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. During the third quarter 2012, we reduced the gross carrying value and accumulated amortization by approximately $107 million associated with fully amortized intangible assets primarily related to customer relationships in connection with the 2007 acquisition of Northern PCS.

		September 30, 2012			December 31, 2011
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 years	$234	$(224)	$10	$341	$(297)	$44
Other intangible assets
Trademarks	10 to 37 years	1,168	(657)	511	1,169	(585)	584
Reacquired rights	9 to 14 years	1,571	(752)	819	1,571	(652)	919
Other	9 to 10 years	134	(73)	61	126	(57)	69
Total other intangible assets		2,873	(1,482)	1,391	2,866	(1,294)	1,572
Total definite-lived intangible assets		$3,107	$(1,706)	$1,401	$3,207	$(1,591)	$1,616

Note 7.	Accounts Payable
Accounts payable at September 30, 2012 and December 31, 2011 include liabilities in the amounts of $100 million and $121 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			September 30, 2012	December 31, 2011
							(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00	-	11.50%	2016	-	2022	$7,000	$4,500
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Serial redeemable senior notes
Nextel Communications, Inc.	5.95	-	7.38%	2014	-	2015	2,280	4,780
Guaranteed notes
Sprint Nextel Corporation	7.00	-	9.00%	2018	-	2020	4,000	3,000
Secured notes
iPCS, Inc.	2.57	-	3.69%	2013	-	2014	481	481
Credit facilities
Bank credit facility	4.38%			2013			—	—
Export Development Canada	5.39%			2015			500	500
Secured equipment credit facility	2.03%			2017			77	—
Financing obligation	9.50%			2030			698	698
Capital lease obligations and other	4.11	-	15.49%	2014	-	2022	77	71
Net (discounts) premiums							(13)	40
							21,304	20,274
Less current portion							(310)	(8)
Long-term debt, financing and capital lease obligations							$20,994	$20,266

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, Sprint Nextel Corporation, the parent corporation, had $11.5 billion in principal amount of debt outstanding, including amounts drawn under the credit facilities. In addition, as of September 30, 2012 $9.0 billion in principal amount of our long-term debt issued by wholly-owned subsidiaries was guaranteed by the parent, of which approximately $6.8 billion was fully and unconditionally guaranteed. The indentures and financing arrangements governing certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments, net of amounts capitalized of $269 million and $304 million, totaled $912 million and $804 million during the nine-month periods ended September 30, 2012 and 2011, respectively.
Notes
Notes consist of senior notes, serial redeemable senior notes, and guaranteed notes, all of which are unsecured, as well as secured notes of iPCS, Inc. (iPCS), which are secured solely with the underlying assets of iPCS. Cash interest on all of the notes is generally payable semi-annually in arrears. As of September 30, 2012, approximately $19.8 billion of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of September 30, 2012, approximately $8.8 billion of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in our indentures and supplemental indentures governing applicable notes) occurs, which includes both a change of control (which will occur upon consummation of the SoftBank transaction, see Note 15) and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. If we are required to make a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
On March 1, 2012, the Company issued $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020. Interest is payable semi-annually on March 1 and September 1. The Company, at its option, may redeem some or all of either series of the notes at any time prior to maturity. The 2020 guaranteed notes are guaranteed by the Company's subsidiaries that guarantee its revolving bank credit facility and its facility with Export Development Canada (EDC). On June 8, 2012, the Company redeemed $1.0 billion of the $1.473 billion then outstanding Nextel Communications, Inc. 6.875% notes due 2013 plus accrued and unpaid interest.
On August 14, 2012, the Company issued $1.5 billion aggregate principal amount of 7.00% notes due 2020. Interest is payable semi-annually on February 15 and August 15. The Company, at its option, may redeem some or all of the notes at any time prior to maturity. On August 24, 2012, the Company redeemed all $473 million of the then outstanding Nextel Communications, Inc. 6.875% notes due 2013 and $1.0 billion of the approximately $2.1 billion then outstanding Nextel Communications, Inc. 7.375% notes due 2015, plus accrued and unpaid interest on both series of notes.
Credit Facilities
In May 2012, certain of our subsidiaries entered into a $1.0 billion secured equipment credit facility to finance equipment-related purchases from Ericsson for Network Vision. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent. The facility is equally divided into two consecutive tranches of $500 million, with drawdown availability contingent upon Sprint's equipment-related purchases from Ericsson, up to the maximum of each tranche. The first tranche of $500 million may be drawn upon through May 31, 2013, while the second tranche of $500 million may be drawn upon beginning April 1, 2013 through May 31, 2014. Interest and fully-amortizing principal payments are payable semi-annually on March 30 and September 30, with a final maturity date of March 2017 for both tranches. As of September 30, 2012, we had drawn approximately $77 million on the first tranche of the facility. The covenants under the secured equipment credit facility are similar to those of our revolving bank

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

credit facility, our EDC facility, and those of our guaranteed notes due 2018 and 2020.
As of September 30, 2012, approximately $1.0 billion in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). As a result, the Company had $1.2 billion of borrowing capacity available under the revolving bank credit facility as of September 30, 2012. Our revolving bank credit facility expires in October 2013. The terms of the revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings. The Company's unsecured loan agreement with EDC has terms similar to those of the revolving bank credit facility, except that under the terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn. As of September 30, 2012, the EDC loan was fully drawn. In addition, as of September 30, 2012, up to $423 million was available through May 31, 2013 under the first tranche of our secured equipment credit facility, although the use of such funds is limited to equipment-related purchases from Ericsson.
Under the terms of Sprint's and its consolidated subsidiaries' existing credit facilities, if a change of control occurs, we will be required to repay all outstanding balances in the amount of $577 million as of September 30, 2012, under the EDC facility, the secured equipment credit facility, and our revolving bank credit facility, as well as letters of credit issued of approximately $1.0 billion under our revolving bank credit facility .
Financing, Capital Lease and Other Obligations
We have approximately 3,000 cell sites that we sold and subsequently leased back. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our property, plant and equipment due to our continued involvement with the property sold and the transaction is accounted for as a financing. Our capital lease and other obligations are primarily for the use of wireless network equipment.
Covenants
As of September 30, 2012, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, covenants that limit the ability of the Company and its subsidiaries to incur indebtedness, and covenants that limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures.
We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined in the credit facility (adjusted EBITDA), exceeds 2.5 to 1.0.

Note 9.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
For the three and nine-month periods ended September 30, 2012, we recognized costs of $22 million and $206 million, respectively, solely attributable to our Wireless segment, primarily related to lease exit costs associated with taking certain Nextel platform sites off-air in 2012, for which we no longer expect to receive any economic benefit. In addition, for the three and nine-month periods ended September 30, 2012, we recognized costs of $12 million ($8 million Wireless; $4 million Wireline) and $39 million ($21 million Wireless; $18 million Wireline), respectively, in "Cost of services and products" within the consolidated statements of comprehensive loss related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. We did not recognize any severance or exit costs in the nine-month period ended September 30, 2011. We expect to incur significant additional exit costs in the future as we continue to take Nextel platform sites off-air and transition our existing backhaul architecture to a replacement technology for our remaining network sites. We estimate the amount of lease exit costs to be recognized in future periods for sites estimated to be taken off-air during 2013 to be approximately $300 to $400 million, depending upon the timing and remaining

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

expected contractual payments. The amount of exit costs expected to be recognized with backhaul access contracts cannot be estimated at this time.
The following provides the activity in the severance and exit costs liability included in "Accounts payable", "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

		2012 Activity
	December 31, 2011	Net Expense	Cash Payments and Other	September 30, 2012
	(in millions)
Lease exit costs	$58	$206	$(28)	$236
Severance costs	21	—	(4)	17
Access exit costs	—	39	(1)	38
	$79	$245	$(33)	$291
Asset Impairments
For the nine-month period ended September 30, 2012, we recorded asset impairments of $84 million of construction in progress costs consisting of $18 million associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul and $66 million of capitalized assets specific to the spectrum hosting arrangement that we no longer intend to deploy (see Note 11). For the three-month period ended September 30, 2012 and the nine-month period ended September 30, 2011, there were no asset impairments recorded.

Note 10.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Income tax benefit at the federal statutory rate	$1,013	$504
Effect of:
State income taxes, net of federal income tax effect	104	(7)
Change in valuation allowance	(1,210)	(654)
Other, net	(17)	9
Income tax expense	$(110)	$(148)
Effective income tax rate	(3.8)%	(10.3)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of consecutive annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $1.2 billion and $654 million for the nine-month periods ended September 30, 2012 and 2011, respectively, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the periods. The valuation allowance was $5.1 billion and $3.9 billion as of September 30, 2012 and December 31, 2011, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax expense of $110 million and $148 million for the nine-month periods ended September 30, 2012 and 2011, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. In addition, during the nine-month period ended September 30, 2012, a $33 million tax benefit was recorded as a result of the successful resolution of various state income tax uncertainties. During the nine-month period ended September 30, 2011, a $52 million expense was recorded as a result of changes in corporate state income tax laws.
As of September 30, 2012 and December 31, 2011, we maintained a liability related to unrecognized tax benefits of $211 million and $225 million, respectively. Cash was paid for net income taxes of $26 million and $33 million during the nine-month periods ended September 30, 2012 and 2011, respectively.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we proceed with discovery in the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. We moved to dismiss the complaint on June 14, 2012; that motion is fully briefed and we are awaiting a decision by the court. We believe the complaint is without merit and intend to defend this matter vigorously. On July 23, 2012, the SEC issued a formal order of investigation relating to the Company's sales tax collection. The Company is cooperating with the staff of the SEC in connection with the investigation. The Company cannot predict the outcome of, or the time-frame for, the conclusion of the SEC investigation. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
In addition, seven related shareholder derivative suits were filed against the Company and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to the Company and its shareholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, is pending in federal court in New York; one suit is pending in state court in Johnson County, Kansas; and five suits are pending in federal court in Kansas. The six Kansas suits have been stayed by agreement among the parties. The defendants filed a motion to dismiss the New York suit on September 19, 2012, and the parties are in the process of briefing that motion. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $884 million as of September 30, 2012, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.1 billion, of which $150 million was incurred related to FCC licenses during the nine-month period ended September 30, 2012. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. Regardless, we continue to estimate that total eligible direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan.
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
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 12 million and 34 million shares as of September 30, 2012 and 2011, respectively. All such potentially dilutive shares were antidilutive for the nine-month periods ended September 30, 2012 and 2011 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2012
Net operating revenues	$8,042	$717	$4	$8,763
Inter-segment revenues(1)	—	222	(222)	—
Total segment operating expenses	(6,924)	(781)	221	(7,484)
Segment earnings	$1,118	$158	$3	1,279
Less:
Depreciation and amortization				(1,488)
Other, net(2)				(22)
Operating loss				(231)
Interest expense				(377)
Equity in losses of unconsolidated investments and other, net			$(112)	(112)
Loss before income taxes				$(720)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2011
Net operating revenues	$7,516	$816	$1	$8,333
Inter-segment revenues(1)	—	246	(246)	—
Total segment operating expenses	(6,302)	(878)	249	(6,931)
Segment earnings	$1,214	$184	$4	1,402
Less:
Depreciation and amortization				(1,194)
Other, net				—
Operating income				208
Interest expense				(236)
Equity in losses of unconsolidated investments and other, net			$(261)	(261)
Loss before income taxes				$(289)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2012
Net operating revenues	$24,059	$2,272	$9	$26,340
Inter-segment revenues(1)	—	660	(660)	—
Total segment operating expenses	(20,590)	(2,464)	657	(22,397)
Segment earnings	$3,469	$468	$6	3,943
Less:
Depreciation and amortization				(5,050)
Other, net(2)				(8)
Operating loss				(1,115)
Interest expense				(996)
Equity in losses of unconsolidated investments and other, net			$(783)	(783)
Loss before income taxes				$(2,894)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2011
Net operating revenues	$22,381	$2,571	$5	$24,957
Inter-segment revenues(1)	—	701	(701)	—
Total segment operating expenses	(18,782)	(2,650)	705	(20,727)
Segment earnings	$3,599	$622	$9	4,230
Less:
Depreciation and amortization				(3,684)
Other, net				—
Operating income				546
Interest expense				(724)
Equity in losses of unconsolidated investments and other, net			$(1,261)	(1,261)
Loss before income taxes				$(1,439)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended September 30, 2012	$2,413	$186	$185	$2,784
Capital expenditures for the nine months ended September 30, 2011	$1,899	$135	$187	$2,221
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Other, net for the three-month period ended September 30, 2012 consists of $22 million of lease exit costs associated with taking certain Nextel platform sites off-air in 2012 (see Note 9). Other, net for the nine-month period ended September 30, 2012 consists of net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared (see Note 11), a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods, partially offset by $206 million of lease exit costs and $84 million of asset impairment charges.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2012
Wireless services	$7,171	$—	$—	$7,171
Wireless equipment	750	—	—	750
Voice	—	399	(131)	268
Data	—	95	(45)	50
Internet	—	428	(47)	381
Other	121	17	5	143
Total net operating revenues	$8,042	$939	$(218)	$8,763

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2011
Wireless services	$6,836	$—	$—	$6,836
Wireless equipment	616	—	—	616
Voice	—	474	(166)	308
Data	—	124	(41)	83
Internet	—	447	(39)	408
Other	64	17	1	82
Total net operating revenues	$7,516	$1,062	$(245)	$8,333

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2012
Wireless services	$21,473	$—	$—	$21,473
Wireless equipment	2,238	—	—	2,238
Voice	—	1,242	(388)	854
Data	—	302	(132)	170
Internet	—	1,330	(141)	1,189
Other	348	58	10	416
Total net operating revenues	$24,059	$2,932	$(651)	$26,340

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2011
Wireless services	$20,193	$—	$—	$20,193
Wireless equipment	2,001	—	—	2,001
Voice	—	1,440	(475)	965
Data	—	357	(121)	236
Internet	—	1,419	(106)	1,313
Other	187	56	6	249
Total net operating revenues	$22,381	$3,272	$(696)	$24,957
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Subsequent Events
SoftBank Transaction
On October 15, 2012, SOFTBANK CORP. and certain of its wholly-owned subsidiaries (together, "SoftBank") and Sprint entered into a Bond Purchase Agreement (Bond Agreement) and an Agreement and Plan of Merger (Merger Agreement) pursuant to which SoftBank would invest, in aggregate, approximately $20.1 billion for an approximately 70% controlling interest in a subsidiary (New Sprint), an entity owning 100% of the equity interest in Sprint subsequent to consummation of the transaction, with the remaining 30% interest in New Sprint being publicly traded.
Bond Agreement
Under the Bond Agreement, on October 22, 2012, Sprint issued a convertible bond (Bond) to SoftBank with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019, which is convertible into 590,476,190 shares of Sprint common stock at $5.25 per share, or approximately 19.65% of the current outstanding shares of Sprint common stock (pre-conversion). Interest on the Bond will be due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. Upon receipt of regulatory approval, the Bond will be converted into Sprint shares immediately prior to consummation of the merger and may not otherwise be converted prior to the termination of the Merger Agreement. Conversion of the Bond is subject in any case to receipt of any required approvals and, subject to certain exceptions, to receipt of waivers under the Company's existing credit facilities. Subject to certain exceptions, SoftBank may not transfer the Bond without Sprint's consent.
Merger Agreement
In the merger, which is subject to shareholder and regulatory approval, SoftBank will further capitalize New Sprint with an additional $17.0 billion. Approximately $4.9 billion will be used to purchase a new issuance of New Sprint common stock at $5.25 per share and the remaining consideration, approximately $12.1 billion, will be distributed to Sprint shareholders in exchange for their shares of Sprint. Sprint shareholders can elect to receive cash consideration of $7.30 per share or one share of New Sprint per share of Sprint subject to proration. Upon consummation of the merger, SoftBank will receive a five-year warrant to purchase 54,579,924 shares in New Sprint at $5.25 per share for consideration of approximately $300 million upon exercise. Upon consummation of the merger, Sprint will be a wholly-owned subsidiary of New Sprint. New Sprint will be renamed Sprint Corporation and will be a publicly traded company, with 70% ownership held by SoftBank and 30% publicly traded, based on the assumed exercise of outstanding warrants. The Merger Agreement contains customary conditions and covenants for a transaction of this nature, including certain termination rights, whereby Sprint may be required to pay a termination fee of $600 million to SoftBank.
Under the terms of the EDC facility, the secured equipment credit facility and our revolving credit facility, consummation of the merger would constitute a change of control that would require repayment of all outstanding balances thereunder. Amounts outstanding under the EDC facility and secured equipment credit facility, which were approximately $577 million in the aggregate at September 30, 2012, would become due and payable at the time of closing. In addition, our $2.2 billion revolving bank credit facility would expire upon a change of control, of which approximately $1.0 billion was outstanding as of September 30, 2012 through letters of credit, including the letter of credit required by the Report and Order. Sprint expects to enter into discussions with existing lenders under these arrangements to obtain waivers for the proposed transaction.
As of September 30, 2012, approximately $8.8 billion of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in our indenture and supplemental indentures governing applicable notes) occurs, which includes both a change of control (which will occur upon consummation of the merger) and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. If we are required to make a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company has recently received several complaints asserting class actions for breach of fiduciary duty and other theories relating to the transaction. The Company intends to vigorously defend these lawsuits and because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position, results of operations or cash flows.
Clearwire
On October 17, 2012, in accordance with the Clearwire Equityholders' Agreement, one of Clearwire's equityholders, Eagle River Holdings, LLC (Eagle River) notified Sprint and the other parties to the Equityholders' Agreement of its intent to sell its ownership in 30.9 million shares of Class A Common Stock and 2.7 million shares of Class B Interests (together, “Interests”) for a total purchase price of $100 million in cash. In response to the notification, Sprint informed Eagle River of its desire to purchase all of the Interests (or in the event that one or more of the other equityholders elects to purchase Interests, the maximum number of Interests Sprint is entitled to purchase). Upon the closing of the purchase, Sprint's ownership interest in Clearwire would be within a range of 50.0% to 50.5% dependent upon the final number of shares acquired and excluding any additional share issuances prior to the close of the purchase. Sprint's existing right under the Clearwire Equityholders' Agreement provides that Sprint can nominate seven of the thirteen directors to the Clearwire Board. One of the Sprint designees is required to be an independent director for NASDAQ listing purposes. Upon closing of the Eagle River transaction, Sprint will no longer be subject to the requirement that one of its seven designees be such an independent director of Sprint; however, Sprint will not obtain the right to control the actions of Clearwire. In addition, upon closing, the composition of the remaining board seats will be modified so that the Nominating Committee of the Clearwire Board will have the right to nominate three independent directors to the Clearwire Board, while the remaining investors under the Clearwire Equityholders' Agreement will have the right to nominate three directors. Prior to closing of the transaction, the Nominating Committee had the right to nominate two independent directors to the Clearwire Board, while the remaining investors under the Clearwire Equityholders' Agreement had the right to nominate four directors. Sprint will continue to account for its ownership interests in Clearwire under the equity method of accounting given the significant participative governance rights provided to the minority holders in Clearwire.
As a result of the consummation of Sprint's purchase of additional Interests, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. At that time, certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. The Clearwire Equityholders' Agreement provides Sprint with the right to unilaterally surrender voting securities to reduce its voting security percentage below 50% which, if exercised, would eliminate the potential for Clearwire to be considered a subsidiary of Sprint under those debt agreements and would significantly mitigate the possibility of an event, with respect to Clearwire, that would cross-default against Sprint's debt obligations. Subsequent to the consummation of Sprint's purchase of additional Interests, Sprint may exercise its right to reduce its voting security percentage below 50%. The exercise of this right does not impact our ability to nominate seven of Clearwire's thirteen Board seats.
Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire PCS spectrum and approximately 585,000 customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint has agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shutdown costs in these markets. These costs are expected to range from $130 million to $150 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. Sprint and U.S. Cellular will enter into transition services agreements as a condition to closing of the acquisition which will outline the terms of services to be provided by U.S. Cellular during the period after closing and prior to the transfer of the acquired customers to Sprint's network. The transaction is subject to customary regulatory approvals and is expected to close in mid 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Nextel Corporation, including its consolidated subsidiaries, (“Sprint,” “we,” “us,” “our” or the “Company”) is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. The communications industry has been and will continue to be highly competitive on the basis of the quality and types of services and devices offered, as well as price. The Company is currently undergoing a significant multi-year program, Network Vision, to upgrade its existing wireless communication network, including the decommissioning of its Nextel platform for which we expect to re-purpose valuable spectrum resources that currently support that network (see “Overview - Network Vision”). To support our business and expected capital requirements associated with Network Vision, we have raised debt financing of approximately $7.5 billion during 2011 and 2012 as well as a secured equipment credit facility with a remaining availability of up to $923 million as of September 30, 2012 (see “Liquidity and Capital Resources - Liquidity”).
During the Network Vision modernization program, we intend to achieve growth by focusing on the addition of profitable subscribers on the Sprint platform, including the recapture of subscribers from the Nextel platform, as we execute on the planned shutdown of the Nextel platform. In the first quarter of 2012, we formalized our plans to decommission the Nextel platform and ceased using approximately one-third, or 9,600 cell sites in the middle of 2012. We expect the remainder of the Nextel platform, or approximately 20,000 sites, to be substantially shut down by the middle of 2013. Since the first quarter 2011, we have achieved approximately 2.4 million net postpaid subscriber additions on the Sprint platform, inclusive of approximately 1.7 million postpaid subscribers recaptured from the Nextel platform, while the Nextel postpaid platform has incurred approximately 3.4 million net subscriber losses. We are competing with other wireless service providers to maintain the ongoing customer relationship with the Nextel subscribers through service provided on our Sprint platform.
During the nine-month period ended September 30, 2012, we have achieved a recapture rate of approximately 56% of the Nextel platform postpaid subscribers, based on net postpaid subscribers that terminated service on the Nextel platform during that same period. In addition, recaptured Nextel platform subscribers, on average, carry a slightly higher average revenue per subscriber on the Sprint platform as a result of smartphone adoption by such subscribers. At September 30, 2012, there were approximately 3.1 million Nextel platform subscribers, of which approximately 2.3 million and 800,000 represent postpaid and prepaid, respectively. More than 80% of the remaining 2.3 million Nextel platform postpaid subscribers represent business accounts. Accordingly, although we will continue to pursue the recapture of these subscribers, we expect the level of competition for these subscribers as well as the timing of business customer decisions to cause the rate of recapture for subsequent periods to decline through the final shutdown of the Nextel platform. Prospectively, our efforts will continue to focus on profitable growth through service provided on an enhanced wireless network on the Sprint platform while continuing to improve the customer experience, strengthen our brands and generate operating cash flow.
Description of the Company
We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services, and one of the largest Internet carriers in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN), or Internet protocol (IP) technologies. We also offer fourth generation (4G) services through our deployment of Long Term Evolution (LTE) as part of our network modernization plan, Network Vision, and also utilize Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together "Clearwire"). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data, and IP communication services to our Wireless segment, and IP and other services to cable Multiple System Operators (MSOs) that resell our local and long distance services and use our back office systems and network assets in support of their telephone service provided over cable facilities primarily to residential end-use subscribers.
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
We support the open development of applications, content, and devices on our network platforms through products and services such as Google Voice™, which allows for functionality such as one phone number for all devices (home, wireless, office, etc.), routing calls between devices, and in-call options to switch between devices during a call, and Google Wallet™, which provides the ability to store loyalty, gift and credit cards, and to tap and pay while you shop using your wireless device. We have recently introduced Sprint Guardian, a collection of mobile safety and device security bundles that provide families relevant tools to help stay safe and secure, and Pinsight Media+, a new advertising service giving advertisers the power to reach consumers on their mobile device by providing more relevant advertising based on information consumers choose to share about their location and mobile Web browsing history. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time, and reliable wireless two-way data connection across a broad range of connected devices, including OEM devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
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
Network Vision
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide subscribers with an enhanced network experience by improving voice quality, coverage, and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability through the utilization of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine products. Through the deployment of Network Vision, we are migrating to a single nationwide network allowing for the consolidation and optimization of our 800 megahertz (MHz) and 1.9 gigahertz (GHz) spectrum, as well as other spectrum owned by third-parties, into multi-mode stations allowing us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which also allows for the deployment of LTE. As we migrate to a single nationwide network, we have begun to decommission the Nextel platform, which has enabled us to begin eliminating some of the ongoing fixed costs of this network. As a result, we expect to continue the trend of net losses of retail subscribers on our Nextel platform as we target retention of these subscribers to the Sprint platform during the period in which we are preparing for the shutdown of the Nextel platform, which began during the first quarter 2012 and is expected to continue through the middle of 2013. The net losses on the Nextel platform are expected to fluctuate depending on the timing of subscriber decisions and the nature of the subscriber base affected by our decommissioning efforts. Accordingly, although we will continue to pursue the recapture of these subscribers, we expect the level of competition for these subscribers as well as the timing of business customer decisions to cause the rate of recapture for subsequent periods to decline as we approach the final shutdown of the Nextel platform.
Work has begun on approximately 38,000 cell sites, and we powered on-air our first multi-mode base station on December 6, 2011. As of September 30, 2012 we had launched LTE in 24 cities. Further deployments of Network Vision technology, including LTE market launches and enhancements of our 3G technology, are expected to continue through the middle of 2014. We expect Network Vision to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites. Our expectation of financial savings is affected by multiple variables, including our expectation of the timeliness of deployment across our existing network footprint. We revised our plan to bring 12,000 multi-mode base stations on-air by the end of 2012 to the first quarter of 2013. The deployment of multi-mode technology is project managed by Sprint but dependent upon three primary OEMs, each of which has responsibility for a geographical territory across the United States. We have recently experienced delays with vendor execution, backhaul connectivity delays, shortages in equipment such as fiber cable and antennas, as well as other regulatory and environmental issues. However, we expect that we will recover from these delays and we are still forecasting to have the majority of the sites on-air by the end of 2013 with expected completion of Network Vision deployment by the middle of 2014.
The deployment related to changes in technology have resulted in incremental charges during the period of implementation of our multi-mode technology and Nextel platform decommissioning including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. In the first quarter of

2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012 with the remaining sites to be taken off-air by the end of 2013. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through the expected benefit period of the underlying assets through 2013 and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of progress in taking Nextel platform sites off-air and progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense. The amounts reflected as depreciation expense are dependent upon the expected useful lives of assets, which includes our expectation of the timing of assets to be phased out of service, and could result in further revision during the decommissioning period. We estimate the incremental effect of accelerated depreciation related to Nextel platform assets and related asset retirement obligations in our full year 2012 results to be in the range of approximately $1.8 billion to $1.9 billion. The remaining net book value of Nextel platform assets as of September 30, 2012 was approximately $1.5 billion, which we expect to recognize as depreciation expense on an approximately ratable basis through June 30, 2013. As of the end of the third quarter 2012 we achieved the 2012 target to take 9,600 cell sites off-air which has resulted in lease exit costs totaling approximately $206 million. We expect to complete our transition of customers from the Nextel platform to our Sprint platform as early as June 2013, which should allow us to take off-air the remainder of our Nextel platform sites. We expect to incur significant additional charges in the future under other tower lease agreements as we continue to take off-air Nextel platform sites as well as transition our existing backhaul architecture to a replacement technology for our remaining network sites.
We are also experiencing increased data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones, which has required additional capital expenditures of legacy 3G Sprint platform equipment (legacy equipment). As we deploy Network Vision, we intend to maximize the use of previously deployed legacy equipment when possible; however, based on our capacity needs during the implementation period of Network Vision, we expect additional legacy equipment expenditures that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment have been shortened, as compared to similar prior capital expenditures, which we also expect will contribute to an increase in depreciation expense. There is approximately $1.6 billion in net book value of legacy equipment currently in-service with shortened estimated useful lives, which is resulting in accelerated depreciation as of September 30, 2012. In addition, capital expenditures of approximately $200 million related to legacy equipment are included in construction in progress as of September 30, 2012, which we also expect to have a shortened estimated useful life when placed in-service. Furthermore, based on current estimates of increased data usage, we expect additional capital expenditures of legacy equipment until our network modernization is substantially complete.

RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
Wireless segment earnings	$1,118	$1,214	$3,469	$3,599
Wireline segment earnings	158	184	468	622
Corporate, other and eliminations	3	4	6	9
Consolidated segment earnings	1,279	1,402	3,943	4,230
Depreciation and amortization	(1,488)	(1,194)	(5,050)	(3,684)
Other, net	(22)	—	(8)	—
Operating (loss) income	(231)	208	(1,115)	546
Interest expense	(377)	(236)	(996)	(724)
Equity in losses of unconsolidated investments and other, net	(112)	(261)	(783)	(1,261)
Income tax expense	(47)	(12)	(110)	(148)
Net loss	$(767)	$(301)	$(3,004)	$(1,587)
Consolidated segment earnings decreased $123 million, or 9%, and $287 million, or 7%, in the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.
Depreciation and Amortization Expense
Depreciation expense increased $297 million, or 27%, and $1.5 billion, or 44%, in the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011. The Network Vision deployment is resulting in incremental charges during the period of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which we expect to continue to have a material impact on our results of operations during 2012 and 2013. The incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $400 million and $1.7 billion, of which the majority related to the Nextel platform, during the three and nine-month periods ended September 30, 2012. The increase related to accelerated depreciation was slightly offset by a net decrease in depreciation as a result of assets that became fully depreciated or were retired. The amount of accelerated depreciation in the first and second quarter 2012 was disproportionately higher than the third quarter 2012, primarily as a result of our initial phase of taking Nextel platform sites off-air. The amount of accelerated depreciation for the remainder of 2012 and each of the first two quarters of 2013 is expected to remain consistent with the third quarter 2012 based on our current estimate of the remaining time we will receive benefit from these assets. In addition to the incremental depreciation expense resulting from revisions to estimated useful lives, we plan to increase capital expenditures during the period of implementation of Network Vision, which is also expected to result in an increase in depreciation expense over the next several years as those assets are placed in service.
Amortization expense declined $3 million, or 4%, and $97 million, or 30%, in the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011, primarily due to the absence of amortization for customer relationship intangible assets related to the 2006 acquisition of Nextel Partners, Inc. and the 2009 acquisition of Virgin Mobile USA, Inc., which became fully amortized in the second quarter 2011. Customer relationships are amortized using the sum-of-the-years'-digits method, resulting in higher amortization rates in early periods that decline over time.

Other, net
The following table provides additional information of items included in “Other, net” for the three and nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in millions)
Severance, exit costs and asset impairments	$(22)	$—	$(290)	$—
Spectrum hosting contract termination	—	—	236	—
Gains from asset dispositions and exchanges	—	—	29	—
Favorable developments relating to access cost disputes	—	—	17	—
Total	$(22)	$—	$(8)	$—
Other, net represented expenses of $22 million and $8 million in the three and nine-month periods ended September 30, 2012, respectively, as compared to zero in the same periods in 2011. Severance, exit costs, and asset impairments include lease exit costs associated with taking certain Nextel platform sites off-air in the second and third quarter 2012 and asset impairments in the first quarter 2012, which consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared in the first quarter 2012. We did not accrue lease exit costs for certain sites taken off-air in the second and third quarter of 2012 as these sites are subject to agreements under which we expect to continue to receive economic benefit for the remaining term. As a result of this factor, as well as the variability of factors that are used in the estimate of lease exit costs, the relationship of the costs recognized in the current quarter to the number of sites taken off-air is not necessarily indicative of future per-site charges as we complete our transition of Nextel customers and continue to take sites off-air. Spectrum hosting contract termination is due to the recognition of $236 million of the total $310 million paid by LightSquared in 2011 as operating income in "Other, net" due to the termination of our spectrum hosting arrangement with LiqhtSquared. Additional information related to these items can be found in the Notes to the Consolidated Financial Statements.
Interest Expense
Interest expense increased $141 million, or 60%, and $272 million, or 38%, in the three and nine-month periods ended September 30, 2012, respectively, as compared to the same periods in 2011, primarily due to increased weighted average long-term debt balances as a result of 2011 and 2012 debt issuances partially offset by 2011 and 2012 debt repayments, in addition to increased effective interest rates as well as reductions in the amount of interest capitalized primarily related to spectrum licenses. We expect interest capitalization related to spectrum licenses not previously utilized to continue to decline as we plan to have a substantial portion of the value of our spectrum licenses to be ready for use during 2012. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $21.3 billion and $18.5 billion was 8.0% and 7.3% for the three-month periods ended September 30, 2012 and 2011, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $21.3 billion and $18.7 billion was 7.9% and 7.2% for the nine-month periods ended September 30, 2012 and 2011, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments and Other, net
Equity in losses of unconsolidated investments and other, net primarily consists of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity losses associated with our investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, Sprint's impairment, if any, of its investment in Clearwire, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. We expect Clearwire to continue to generate net losses in the near term as it executes its business plan, including its announced deployment of an LTE network. Equity in losses from Clearwire were $208 million and $271 million for the three-month periods ended September 30, 2012 and 2011, and $927 million and $1.3 billion for the nine-month periods ended September 30,

2012 and 2011, respectively. Sprint's equity in losses from Clearwire include charges that were associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans. These charges were $15 million for the three-month period ended September 30, 2011, and $41 million and $309 million for the nine-month periods ended September 30, 2012 and 2011, respectively.
The nine-month period ended September 30, 2012 also includes a $204 million pre-tax impairment recognized in the second quarter 2012 reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value. Additional declines in the estimated fair value of Clearwire may require us to evaluate the decline in relation to the carrying value of our investment in Clearwire. A conclusion by us that additional declines in the estimated fair value of Clearwire are other than temporary could result in an additional impairment of a portion, or all, of our remaining carrying value of $764 million as of September 30, 2012. Each $.10 per share change in the value of Clearwire's traded stock price results in a $70.5 million change in the estimated fair value of our equity investment based on Sprint's equity interest as of September 30, 2012.
Income Tax Expense
The consolidated effective tax rate was an expense of approximately 4% and 10% during the nine-month periods ended September 30, 2012 and 2011, respectively. The income tax expense for the nine-month periods ended September 30, 2012 and 2011 is primarily attributable to taxable temporary differences from amortization of FCC licenses and includes a $1.2 billion and a $654 million net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. The income tax expense for the nine-month period ended September 30, 2012 also includes a $33 million tax benefit resulting from the resolution of various state income tax uncertainties. The income tax expense for the nine-month period ended September 30, 2011 also includes a $52 million expense resulting from changes in corporate state income tax laws. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

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
As shown by the table above under “Results of Operations,” Wireless segment earnings represented approximately 88% of our total consolidated segment earnings as of September 30, 2012. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU). Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform postpaid offerings. To address and reduce net postpaid subscriber losses, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience. We have also introduced new devices, including the iPhone® in the fourth quarter of 2011, improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive rate plans providing simplicity and value.
The Company has significantly improved net postpaid subscriber results on the Sprint platform subsequent to the first quarter 2009 as a result of the actions taken. In conjunction with Network Vision, the Company continues to focus on the growth of the Sprint platform including the targeted retention of Nextel platform subscribers through competitive offerings on the Sprint platform, which includes Sprint Direct Connect. As a result of our plans and increased competition for these subscribers, we expect that subscriber churn on the Nextel platform, both postpaid and prepaid, will increase as we progress toward the decommissioning of the Nextel platform. Although the Company continues to experience net losses of Nextel platform postpaid subscribers, beginning in 2010, wireless service revenue has increased primarily as a result of growth in subscribers from our prepaid business as well as increased postpaid ARPU and subscribers on the Sprint platform.
The following table provides an overview of the results of operations of our Wireless segment for the three and nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Wireless Segment Earnings	2012	2011	2012	2011
	(in millions)
Sprint platform	$5,626	$5,071	$16,573	$14,835
Nextel platform	310	618	1,236	2,019
Total postpaid	5,936	5,689	17,809	16,854
Sprint platform	1,126	878	3,207	2,396
Nextel platform	109	269	457	943
Total prepaid	1,235	1,147	3,664	3,339
Retail service revenue	7,171	6,836	21,473	20,193
Wholesale, affiliate and other revenue	121	64	348	187
Total service revenue	7,292	6,900	21,821	20,380
Cost of services (exclusive of depreciation and amortization)	(2,256)	(2,332)	(6,824)	(6,616)
Service gross margin	5,036	4,568	14,997	13,764
Service gross margin percentage	69%	66%	69%	68%
Equipment revenue	750	616	2,238	2,001
Cost of products	(2,391)	(1,776)	(6,912)	(5,426)
Equipment net subsidy	(1,641)	(1,160)	(4,674)	(3,425)
Equipment net subsidy percentage	(219)%	(188)%	(209)%	(171)%
Selling, general and administrative expense	(2,277)	(2,194)	(6,854)	(6,740)
Wireless segment earnings	$1,118	$1,214	$3,469	$3,599
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $335 million, or 5%, and $1.3 billion, or 6%, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011. The increase in retail service revenue for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011 reflects an increase in Sprint platform postpaid service revenue related to our $10 premium data add-on charge required for all smartphones and greater popularity of unlimited and bundled plans, combined with increases in roaming and other fees, and decreased promotional discounts and credits. The increase was also driven by continued subscriber growth from our Assurance Wireless brand as well as a growing number of subscribers on our remaining prepaid brands who are choosing higher rate plans as a result of the increased availability of smartphones.
Wholesale and affiliates are those subscribers who are served through 3G MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $57 million, or 89%, and $161 million, or 86%, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011 primarily as a result of growth in our 3G MVNO's reselling prepaid services. Wholesale and affiliate revenue includes revenue from connected devices generated from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and ARPU by category for the three and nine-month periods ended September 30, 2012 and 2011. Additional information about the number of subscribers, net subscriber additions (losses), ARPU, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2011 may be found in the tables on the following pages.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(subscribers in thousands)
Average postpaid subscribers	32,345	32,894	32,632	32,952
Average prepaid subscribers	15,369	14,062	15,232	13,401
Average retail subscribers	47,714	46,956	47,864	46,353
ARPU(1):
Postpaid	$61.18	$57.65	$60.64	$56.83
Prepaid	$26.77	$27.19	$26.73	$27.68
Average retail	$50.09	$48.53	$49.85	$48.40
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

Postpaid ARPU for the three and nine-month periods ended September 30, 2012 increased as compared to the same periods in 2011 primarily due to increased revenues from the $10 premium data add-on charges for all smartphones and increases in roaming and other fees and decreased promotional discounts and credits. We expect the premium data add-on charges to continue to have a positive impact on ARPU through at least 2013, however, as the percentage of our base of subscribers on smartphones continues to increase, this rate of increase will begin to decline. Prepaid ARPU for the three and nine-month periods ended September 30, 2012 declined compared to the same periods in 2011 primarily as a result of net additions of our Assurance Wireless brand, whose subscribers carry a lower ARPU, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans to take advantage of the increased availability of smartphones.

The following table shows (a) net additions (losses) of wireless subscribers, (b) total subscribers as of the end of each quarterly period beginning with the first quarter 2011, and (c) end of period connected device subscribers.

	March 31, 2011	June 30, 2011	September 30, 2011	December 30, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid(2)	253	226	265	539	263	442	410
Prepaid	1,406	1,149	839	899	870	451	459
Wholesale and affiliates	389	519	835	954	785	388	14
Total Sprint platform	2,048	1,894	1,939	2,392	1,918	1,281	883
Nextel platform:
Postpaid	(367)	(327)	(309)	(378)	(455)	(688)	(866)
Prepaid	(560)	(475)	(354)	(392)	(381)	(310)	(440)
Total Nextel platform	(927)	(802)	(663)	(770)	(836)	(998)	(1,306)

Total retail postpaid	(114)	(101)	(44)	161	(192)	(246)	(456)
Total retail prepaid	846	674	485	507	489	141	19
Total wholesale and affiliate	389	519	835	954	785	388	14
Total Wireless	1,121	1,092	1,276	1,622	1,082	283	(423)

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(2)(4)	27,699	27,925	28,190	28,729	28,992	29,434	29,844
Prepaid	9,941	11,090	11,929	12,828	13,698	14,149	14,608
Wholesale and affiliates(3)(4)	4,910	5,429	6,264	7,218	8,003	8,391	8,405
Total Sprint platform	42,550	44,444	46,383	48,775	50,693	51,974	52,857
Nextel platform:
Postpaid	5,299	4,972	4,663	4,285	3,830	3,142	2,276
Prepaid	3,182	2,707	2,353	1,961	1,580	1,270	830
Total Nextel platform	8,481	7,679	7,016	6,246	5,410	4,412	3,106

Total retail postpaid(4)	32,998	32,897	32,853	33,014	32,822	32,576	32,120
Total retail prepaid	13,123	13,797	14,282	14,789	15,278	15,419	15,438
Total wholesale and affiliates(3)(4)	4,910	5,429	6,264	7,218	8,003	8,391	8,405
Total Wireless	51,031	52,123	53,399	55,021	56,103	56,386	55,963

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	715	727	762	783	791	809	817
Wholesale and affiliates	1,883	1,920	1,956	2,077	2,217	2,361	2,542
Total	2,598	2,647	2,718	2,860	3,008	3,170	3,359
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

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-use subscriber and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 1.1 million subscribers through these MVNO relationships have been inactive for at least six months, with no associated revenue as of September 30, 2012.

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

	March 31, 2011	June 30, 2011	September 30, 2011	December 30, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.78%	1.72%	1.91%	1.99%	2.00%	1.69%	1.88%
Prepaid	3.41%	3.25%	3.43%	3.07%	2.92%	3.16%	2.93%
Nextel platform:
Postpaid	1.95%	1.92%	1.91%	1.89%	2.09%	2.56%	4.38%
Prepaid	6.94%	7.29%	7.02%	7.18%	8.73%	7.18%	9.39%

Total retail postpaid	1.81%	1.75%	1.91%	1.98%	2.01%	1.79%	2.09%
Total retail prepaid	4.36%	4.14%	4.07%	3.68%	3.61%	3.53%	3.37%

ARPU
Sprint platform:
Postpaid	$58.52	$59.07	$60.20	$61.22	$62.55	$63.38	$63.21
Prepaid	$25.76	$25.53	$25.35	$25.16	$25.64	$25.49	$26.19
Nextel platform:
Postpaid	$44.35	$43.68	$42.78	$41.91	$40.94	$40.25	$38.65
Prepaid	$35.46	$34.63	$35.62	$34.91	$35.68	$37.20	$34.73

Total retail postpaid	$56.17	$56.67	$57.65	$58.59	$59.88	$60.88	$61.18
Total retail prepaid	$28.39	$27.53	$27.19	$26.62	$26.82	$26.59	$26.77

Nextel platform subscriber recaptures
Subscribers(2):
Postpaid	124	113	103	168	228	431	516
Prepaid	260	171	141	152	137	143	152
Rate(3):
Postpaid	27%	27%	27%	39%	46%	60%	59%
Prepaid	27%	21%	21%	25%	23%	32%	34%
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

Retail Postpaid Subscribers—During the three-month period ended September 30, 2012, we added 410,000 net postpaid subscribers on the Sprint platform, of which, approximately 516,000 represented postpaid subscribers that deactivated service on the Nextel platform. In addition, during the three-month period ended September 30, 2012, our postpaid subscriber base on the Nextel platform was reduced by 866,000 as we continued to lose postpaid subscribers on the Nextel platform. We expect to continue a trend of net postpaid subscriber losses on the Nextel platform through the decommissioning period. We plan to retain Nextel platform push-to-talk subscribers by providing competitive offerings on the Sprint platform, which includes offerings on our multi-mode network, such as Sprint Direct Connect. We lost 456,000 total net retail postpaid subscribers during the three-month period ended September 30, 2012 as compared to losing 44,000 total net retail postpaid subscribers during the same period in 2011. Our increase in total net retail postpaid subscriber losses can be attributed to higher net losses on the Nextel platform primarily associated with our planned decommissioning of that network, as well as a reduction in gross additions on the Sprint platform. Of the approximately 32.1 million total subscribers included in postpaid, approximately 3% represent connected devices.
Retail Prepaid Subscribers—During the three-month period ended September 30, 2012, we added 459,000 net prepaid subscribers on the Sprint platform, of which, approximately 152,000 represented subscribers that deactivated service on the Nextel platform. In addition, during the three-month period ended September 30, 2012, our prepaid subscriber base on the Nextel platform was reduced by 440,000 as we continued the trend of prepaid subscriber losses on the Nextel platform. We expect to continue a trend of net prepaid subscriber losses on the Nextel platform through the decommissioning period. In total, we added 19,000 net prepaid subscribers during the three-month period ended September 30, 2012 as compared to adding 485,000 net prepaid subscribers for the same period in 2011. Our decrease in net prepaid subscriber additions was driven primarily by a decline in gross subscriber additions on Assurance Wireless due to lower response rates and a lower customer application approval rate resulting from complexities associated with new federal regulations. This was partially offset by improved churn primarily due to a growing selection of smartphones for our remaining prepaid brands. The federal Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must re-certify as to those requirements annually. New regulations, which impact all Lifeline carriers, impose stricter rules on the subscriber requirements and re-certification. These new regulations also require a one-time re-certification of the entire June 1, 2012 subscriber base by December 31, 2012. Subscribers who fail to respond by December 31, 2012 will be subject to our prepaid churn rules as described below (or 365 days in a limited number of states). However, subscribers can re-apply prior to being deactivated and also have the ability to receive by-the-minute service at their own expense. As a result, we expect deactivations relating to this re-certification process to primarily impact the second quarter 2013.
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
Wholesale and Affiliate Subscribers—Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 8.4 million total subscribers included in wholesale and affiliates, approximately 30% represent connected devices. Wholesale and affiliate subscriber net additions were 14,000 during the three-month period ended September 30, 2012 as compared to 835,000 for the same period in 2011. Net additions of connected devices were 181,000 during the three-month period ended September 30, 2012 as compared to net additions of 36,000 and for the same period in 2011. Wholesale and affiliate subscriber net additions decreased by 821,000, or 98%, for the three-month period ended September 30, 2012 compared to the same period one year ago, which was primarily driven by reduced subscriber net additions from the Lifeline programs offered by our MVNO's selling prepaid services partially offset by increased subscriber net additions of connected devices. The decrease in net additions to the Lifeline programs offered by our MVNO's is also affected by the new federal regulations, similar to the impact on our Assurance Wireless brand in "Retail Prepaid Subscribers" above.

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
Cost of services decreased $76 million, or 3%, and increased $208 million, or 3%, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011. Both the three and nine-month periods ended September 30, 2012 reflect an increase in rent expense due to the cell site leases renegotiated in 2011 in connection with Network Vision and higher backhaul costs primarily due to increased capacity. These increases were offset by a decrease in payments to third-party vendors for use of their proprietary data applications and premium services as a result of more favorable rates provided by contract renegotiations and a decline in long distance network costs as a result of lower market rates. In addition, service and repair costs decreased due to a decline in the volume and frequency of repairs, which is slightly offset by an increase in the cost per unit of devices utilized for service and repair due to the growth in smartphone popularity. As we achieved the 2012 target to take 9,600 Nextel platform cell sites off-air, utility, backhaul and rent expense related to these sites declined in the three-month period ended September 30, 2012. Further reductions are expected in 2013 as we expect to recognize the full amount of lease exit costs associated with the shutdown of the remaining Nextel platform cell sites by the middle of 2013.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use customer, assuming all other revenue recognition criteria are met. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice. We offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Cost of products includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. We also make incentive payments to certain indirect dealers, who purchase the iPhone® directly from Apple. Those payments are recognized as selling, general and administrative expenses when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.)
Equipment revenue increased $134 million, or 22%, and $237 million, or 12%, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011 and cost of products increased $615 million, or 35%, and $1.5 billion, or 27%, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011. The increase in both equipment revenue and cost of products is primarily due to a higher average sales price and cost per device sold for postpaid and prepaid devices, particularly driven by the introduction of the more expensive iPhone to postpaid and prepaid subscribers, partially offset by a decline in the number of postpaid and prepaid devices sold. As a result of a growing number of postpaid and prepaid subscribers moving to smartphone devices, we expect the trend of increased equipment net subsidy to continue.
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
Sales and marketing expense was $1.3 billion and $3.8 billion, respectively, representing an increase of $55 million, or 5%, and $28 million, or 1%, respectively, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011. The increase for both periods was primarily due to reimbursements for point-of-sale discounts for iPhones, which are directly sourced by distributors from Apple and accounted for as sales expense, partially offset by a reduction in commissions expense resulting from our decrease in subscriber gross additions. Point-of-sale discounts are included in the determination of equipment net subsidy when we purchase and resell devices.
General and administrative costs were $1.0 billion and $3.0 billion, respectively, representing an increase of $28 million, or 3%, and $86 million, or 3%, respectively, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011, primarily reflecting higher employee-related costs combined with an increase in bad debt expense for the year to date period, partially offset by a decrease in customer care costs primarily due to lower call volumes. Bad debt expense was $133 million and $399 million for the three and nine-month periods ended September 30, 2012 representing a $31 million decrease and a $33 million increase as compared to bad debt expense of $164 million and $366 million for the three and nine-month periods ended September 30, 2011, respectively. The increase in bad debt expense for the nine-month period ended September 30, 2012 as compared to the prior year period primarily reflects an increase in the average write-off per account as well as an increase in the number of accounts written off as a result of increases in involuntary churn. The decrease in bad debt expense for the three-month period ended September 30, 2012 was driven by a lower average write-off per account as compared to the prior year period as well as a decrease in the number of accounts written off as a result of decreases in involuntary churn. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. Our mix of prime postpaid subscribers to total postpaid subscribers was 82% for both the three and nine-month periods ended September 30, 2012 compared to 83% for both the three and nine-month periods ended September 30, 2011.

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
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For 2012, we continue to expect wireline segment earnings to decline by approximately $180 to $200 million as compared to 2011 to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. This decline in Wireline segment earnings related to intercompany pricing will not affect our consolidated results of operations as our Wireless segment will benefit from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment for the three and nine-month periods ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Wireline Segment Earnings	2012	2011	2012	2011
	(in millions)
Voice	$399	$474	$1,242	$1,440
Data	95	124	302	357
Internet	428	447	1,330	1,419
Other	17	17	58	56
Total net service revenue	939	1,062	2,932	3,272
Cost of services and products	(667)	(751)	(2,113)	(2,257)
Service gross margin	272	311	819	1,015
Service gross margin percentage	29%	29%	28%	31%
Selling, general and administrative expense	(114)	(127)	(351)	(393)
Wireline segment earnings	$158	$184	$468	$622
Wireline Revenue
Voice Revenues
Voice revenues decreased $75 million, or 16%, and $198 million, or 14%, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011 primarily driven by overall price declines of which $43 million and $135 million were related to the decline in prices for the sale of services to our Wireless segment in the three and nine-month periods ended September 30, 2012, respectively, as well as volume declines due to customer churn. Voice revenues generated from the sale of services to our Wireless segment represented 33% and 31% of total voice revenues for the three and nine-month periods ended September 30, 2012 as compared to 35% and 33% for the three and nine-month periods ended September 30, 2011.
Data Revenues
Data revenues reflect sales of data services, including asynchronous transfer mode (ATM), frame relay and managed network services bundled with non-IP-based data access. Data revenues decreased $29 million, or

23%, and $55 million, or 15%, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services. Data revenues generated from the provision of services to the Wireless segment represented 47% and 44% of total data revenue for the three and nine-month periods ended September 30, 2012 as compared to 33% and 34% for the three and nine-month periods ended September 30, 2011.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. Internet revenues decreased $19 million, or 4%, and $89 million, or 6%, for the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011. Certain cable MSO's have decided to in-source their digital voice products resulting in an $11 million and $84 million decrease in the three and nine-month periods ended September 30, 2012 as compared to the same periods in 2011. In addition, Internet revenue decreased due to fewer IP customers, partially offset by revenues generated from the sale of services to our Wireless segment, which increased as a result of an increase in the requirements to support wireless customers' data traffic related to increased smartphone usage. Sale of services to our Wireless segment represented 11% of total Internet revenues in both the three and nine-month periods ended September 30, 2012 as compared to 9% and 7% for the three and nine-month periods ended September 30, 2011, respectively.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, was flat and increased $2 million, or 4%, in the three and nine-month periods ended September 30, 2012, respectively, as compared to the same periods in 2011.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $84 million, or 11%, and $144 million, or 6% in the three and nine-month periods ended September 30, 2012, respectively, as compared to the same periods in 2011 primarily due to lower access expense as a result of savings initiatives and declining voice, data and Internet volumes, partially offset by access exit costs incurred related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Service gross margin percentage was flat at 29% in both of the three-month periods ended September 30, 2011 and 2012 and decreased from 31% in the nine-month period ended September 30, 2011 to 28% in the nine-month period ended September 30, 2012, primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $13 million, or 10%, and $42 million, or 11%, in the three and nine-month periods ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in each of the three and nine-month periods ended September 30, 2012 and 2011.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	September 30,
	2012	2011
	(in millions)
Net cash provided by operating activities	$2,783	$2,602
Net cash used in investing activities	$(3,585)	$(2,370)
Net cash provided by (used in) financing activities	$1,000	$(1,644)

Operating Activities
Net cash provided by operating activities of approximately $2.8 billion in the first nine months of 2012 increased $181 million from the same period in 2011. The increase resulted from increased cash received from customers of $887 million primarily due to increases in postpaid ARPU and total net subscribers. This was partially offset by increases in vendor and labor-related payments of $612 million, which primarily related to an increase in the average cost of postpaid and prepaid devices sold and increased network costs primarily associated with Network Vision. Included in our vendor and labor related payments were $108 million in pension contribution payments made during the first nine months of 2012.
Subscriber revenue earned but not billed represented about 8% and 9% of our accounts receivable balance as of September 30, 2012 and 2011, respectively.
Investing Activities
Net cash used in investing activities for the first nine months of 2012 increased by approximately $1.2 billion from 2011, primarily due to increases of $712 million in purchases of short-term investments and $563 million in capital expenditures, partially offset by an increase of $118 million in proceeds from sales and maturities of short-term investments. Increases in capital expenditures were primarily related to Network Vision spend, partially offset by reductions to legacy equipment spend. We also recognized $128 million in the form of a note receivable from Clearwire in 2012 as a result of the additional investment provided through our amended agreement in the fourth quarter 2011.
Financing Activities
Net cash provided by financing activities was $1.0 billion during the first nine months of 2012 compared to net cash used in financing activities of $1.64 billion for the same period in 2011. The first nine months of 2012 included the issuances of $1.0 billion aggregate principal amount of 9.125% notes due 2017, $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020, $1.5 billion aggregate principal amount of 7.00% notes due 2020 and borrowings of approximately $77 million under the first tranche of our secured equipment credit facility. The first nine months of 2012 also included redemptions of all $1.473 billion Nextel Communications, Inc. 6.875% Notes due 2013 and $1.0 billion of the approximately $2.1 billion then outstanding Nextel Communications, Inc. 7.375% notes due 2015. In addition, we incurred $90 million of debt financing costs in the first nine months of 2012. The first nine months of 2011 included the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes.
Liquidity
Available Liquidity
As of September 30, 2012, our liquidity, including cash, cash equivalents, short-term investments and available borrowing capacity was $7.5 billion. Our cash, cash equivalents and short-term investments totaled $6.3 billion as of September 30, 2012 compared to $5.6 billion as of December 31, 2011. As of September 30, 2012, approximately $1.0 billion in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $1.2 billion of borrowing capacity available under the revolving bank credit facility as of September 30, 2012. Our revolving bank credit facility expires in October 2013. In addition, as of September 30, 2012, up to $423 million was available through May 31, 2013 under the first tranche of our secured equipment credit facility described below, although the use of such funds is limited to equipment-related purchases from Ericsson.
Apple Contract
In September 2011, we entered into a four year commitment with Apple, Inc. to purchase a minimum number of smartphones, which on average, carry a higher subsidy per unit than other smartphones we sell. This has had, and will continue to have, an expected increase in cash outflow and reduction in operating income in the earlier years of the contract until such time as we may recover the acquisition costs through subscriber revenue consistent with our initial forecast when we launched the iPhone®. We continue to believe the effect of the iPhone®, given the significance of its expected positive effect on gross additions and upgrades, will reduce contribution margin in the near term. These estimates are subject to significant judgment and include assumptions such as product mix, expected improvements in customer churn, and smartphone sales volume, which are difficult to predict and actual results may differ significantly compared to our estimates.
Network Capital Expenditures
In October 2011, we announced our intention to accelerate the timeline associated with Network Vision, our network modernization plan. In addition to Network Vision, we are currently experiencing rapid growth in data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones, which requires additional capital for legacy equipment to meet our customers' needs and to maintain customer satisfaction. Our accelerated timeline coupled with our capital needs to maintain and operate our existing infrastructure are expected to require substantial amounts of additional capital expenditures during the period of deployment. In addition to our expectation of increased capital expenditures, we also expect network operating expenditures to increase during the Network Vision deployment period, as well as expected cash requirements to meet existing obligations associated with the decommissioning of the Nextel platform.
Clearwire
In January 2012, Clearwire issued a $150 million note receivable to us with a stated interest rate of 11.5% as a result of the additional investment provided to Clearwire through our amended agreement in the fourth quarter 2011. The note receivable matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014.
Debt Financing
In March 2012, we issued $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020. In May 2012, certain of our subsidiaries entered into a $1.0 billion secured equipment credit facility that expires in March 2017 to finance equipment-related purchases from Ericsson for Network Vision. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is equally divided into two consecutive tranches of $500 million, with drawdown availability contingent upon our equipment-related purchases from Ericsson, up to the maximum of each tranche, ending on May 31, 2013 and May 31, 2014, for the first and second tranche, respectively. Repayments of outstanding amounts on the secured equipment credit facility cannot be re-drawn. On June 8, 2012, the Company redeemed $1.0 billion of the $1.473 billion then outstanding of our Nextel Communications, Inc. 6.875% Notes due 2013 plus accrued and unpaid interest. In August 2012, the Company issued $1.5 billion aggregate principal amount of 7.00% notes due 2020 and, in September, borrowed approximately $77 million under the first tranche of our secured equipment credit facility. In August 2012 we also redeemed all $473 million of the then outstanding Nextel Communications, Inc. 6.875% notes due 2013 and $1.0 billion of the approximately $2.1 billion then outstanding Nextel Communications, Inc. 7.375% notes due 2015 plus accrued and unpaid interest on both notes.
SoftBank Transaction
On October 15, 2012, SOFTBANK CORP. and certain of its wholly-owned subsidiaries (together, "SoftBank") and Sprint entered into a Bond Purchase Agreement (Bond Agreement) and an Agreement and Plan of Merger (Merger Agreement) pursuant to which SoftBank would invest, in aggregate, approximately $20.1 billion for an approximately 70% controlling interest in a subsidiary (New Sprint), an entity owning 100% of the equity interest in Sprint subsequent to consummation of the transaction, with the remaining 30% interest in New Sprint being publicly traded.
Bond Agreement
Under the Bond Agreement, on October 22, 2012, Sprint issued a convertible bond (Bond) to SoftBank with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019, which is convertible into 590,476,190 shares of Sprint common stock at $5.25 per share, or approximately 19.65% of the current outstanding shares of Sprint common stock (pre-conversion). Interest on the Bond will be due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. Upon receipt of regulatory approval, the Bond will be converted into Sprint shares immediately prior to consummation of the merger and may not otherwise be converted prior to the termination of the Merger Agreement. Conversion of the Bond is subject in any case to receipt of any required approvals and, subject to certain exceptions, to receipt of waivers under the Company's existing credit facilities. Subject to certain exceptions, SoftBank may not transfer the Bond without Sprint's consent.
Merger Agreement
In the merger, which is subject to shareholder and regulatory approval, SoftBank will further capitalize New Sprint with an additional $17.0 billion. Approximately $4.9 billion will be used to purchase a new issuance of New Sprint common stock at $5.25 per share and the remaining consideration, approximately $12.1 billion, will be distributed to Sprint shareholders in exchange for their shares of Sprint. Sprint shareholders can elect to receive cash consideration of $7.30 per share or one share of New Sprint per share of Sprint subject to proration. Upon consummation of the merger, SoftBank will receive a five-year warrant to purchase 54,579,924 shares in New Sprint at $5.25 per share for consideration of approximately $300 million upon exercise. Upon consummation of the merger, Sprint will be a wholly-owned subsidiary of New Sprint. New Sprint will be renamed Sprint Corporation and will be a publicly traded company, with 70% ownership held by SoftBank and 30% publicly traded, based on the assumed exercise of outstanding warrants. The Merger Agreement contains customary conditions and covenants for a transaction of this nature, including certain termination rights, whereby Sprint may be required to pay a termination fee of $600 million to SoftBank.
Under the terms of the EDC facility, the secured equipment credit facility and our revolving credit facility, consummation of the merger would constitute a change of control that would require repayment of all outstanding balances thereunder. Amounts outstanding under the EDC facility and secured equipment credit facility, which were approximately $577 million in the aggregate at September 30, 2012, would become due and payable at the time of closing. In addition, our $2.2 billion revolving bank credit facility would expire upon a change of control, of which approximately $1.0 billion was outstanding as of September 30, 2012 through letters of credit including the letter of credit required by the Report and Order. Sprint expects to enter into discussions with existing lenders under these arrangements to obtain waivers for the proposed transaction.
As of September 30, 2012, approximately $8.8 billion of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in our indenture and supplemental indentures governing applicable notes) occurs, which includes both a change of control (which will occur upon consummation of the merger) and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. If we are required to make a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
Liquidity Requirements
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the ability to issue debt and equity securities, the ability to issue other forms of financing, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available liquidity, liquidity obtained through the issuance of the Bond Agreement and cash flows from operations will be sufficient to meet our funding requirements through the next twelve months, including debt service requirements and other significant future contractual obligations. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes Network Vision, subscriber growth, expected usage profiles of smartphone customers and the expected achievement of a cost structure intended to achieve more competitive margins, we may need to raise additional funds from external resources. If we are unable to fund our remaining capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.
In determining our expectation of future funding needs in the next 12 months and beyond, we have considered:

•	projected revenues and expenses relating to our operations;

•	continued availability of a revolving bank credit facility in the amount of $2.2 billion, which expires in October 2013 or upon consummation of the proposed merger with SoftBank;

•	anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	scheduled debt service requirements;

•	additional investments, if any, we may choose to make in Clearwire; and

•	other future contractual obligations, including decommissioning obligations associated with Network Vision, and general corporate expenditures.
Working Capital
As of September 30, 2012, we had working capital of $3.7 billion compared to $3.8 billion as of December 31, 2011. The decrease in working capital is primarily due to debt repayments of approximately $2.5 billion and increases in accounts payable and the current portion of long-term debt offset by net proceeds from debt issuances of approximately $3.6 billion. The remaining change is related to other activity in current assets and liabilities.
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
As of October 16, 2012, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B1	B3	Ba3	Ba1	Review for Upgrade
Standard and Poor's	B+	B+	BB-	-	Review for Upgrade
Fitch	B+	B+	BB	BB	Review for Upgrade
Downgrades of our current ratings do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the capital markets.
The terms and conditions of our revolving bank credit facility, which expires in October 2013, require the ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain net subsidy and other non-recurring items, as defined by the credit facility (adjusted EBITDA), to be no more than 4.25 to 1.0. After December 31, 2012, the required ratio will be no more than 4.0 to 1.0. Adjusted EBITDA excludes costs comprising equipment net subsidy to the extent such costs exceed $1.1 billion in any of the six consecutive fiscal quarters ending March 31, 2013. The amount added back related to this exclusion cannot exceed $1.75 billion in any four consecutive fiscal quarters and is limited to $2.7 billion in the aggregate for the six consecutive fiscal quarters ending March 31, 2013. As of September 30, 2012, the ratio was 3.3 to 1.0 as compared to 3.7 to 1.0 as of December 31, 2011. Under our revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0. The terms of our revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR), plus a margin of between 2.75% to 4.0%. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility.
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
If the proposed merger with SoftBank is consummated, we would be required to repay all of the outstanding balances in the amount of $577 million as of September 30, 2012 under the EDC facility, the secured equipment credit facility, and our revolving bank credit facility as well as letters of credits issued of approximately

$1.0 billion under our revolving bank credit facility. In addition, the holders of $8.8 billion of our senior notes and guaranteed notes would obtain the right to require us to repay all amounts outstanding under the indebtedness if both a change of control (which will occur upon consummation of the merger) and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services occurs. Finally, although we expect to improve our Sprint platform postpaid subscriber results, and execute on our Network Vision plan, including the decommissioning of the Nextel platform, if we do not meet our expectations, depending on the severity of any difference in actual results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. As a result of entering into the SoftBank transaction, we expect to engage with our lenders to obtain appropriate waivers or amendments of our credit facilities although there is no assurance we would be successful, or pay down amounts under our credit facilities with existing cash on hand to remain in compliance with our covenants.

CURRENT BUSINESS OUTLOOK
Given the current economic environment and the difficulties the economic uncertainties create in forecasting, as well as the inherent uncertainties in predicting future customer behavior, we are unable to forecast with assurance the net retail postpaid subscriber results we will experience through the remainder of 2012 or thereafter. However, the Company expects 2012 consolidated segment earnings to slightly exceed the high end of the previously stated forecast of between $4.5 billion and $4.6 billion. We expect full year consolidated net service revenue growth of approximately 4% to 6%. The Company also expects full year capital expenditures in 2012, excluding capitalized interest and costs relating to our Report and Order, to be less than $6 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” below, Part II, Item 1A "Risk Factors" below, and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2011.

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 other than our $2 billion and $1.5 billion debt issuances in March and August 2012, respectively, and our $1.0 billion and $1.5 billion redemptions of debt in June and August 2012, respectively. Below is a graph depicting our future principal maturities of debt as of September 30, 2012 inclusive of these changes.
* This table excludes (i) our revolving bank credit facility, which will mature in 2013 and has no outstanding balance, (ii) $1.0 billion in letters of credit outstanding under the revolving bank credit facility, (iii) any undrawn, available credit under our secured equipment credit facility, which will mature in 2017, (iv) all capital leases and other financing obligations, and (v) the convertible bond issuance to SoftBank in October 2012.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	the uncertainties related to our proposed transaction with SoftBank;

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
In connection with the preparation of this Form 10-Q as of September 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2012 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various state matters such as sales, use or property taxes, were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended September 30, 2012, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
The only material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2011 are as follows:
Our business could be adversely impacted by uncertainties related to the merger.
Uncertainty about the completion and effect of the pending merger with SoftBank may have an adverse effect on our business. Our ability to complete the pending merger is subject to risks and uncertainties, including, but not limited to:
•our ability to obtain required shareholder or regulatory approvals;
•the length of time necessary to consummate the proposed merger; and

•
the satisfaction of all conditions to closing of the merger by us and SoftBank, including any required change of control offers or other actions with respect to our indebtedness or the ability of SoftBank to obtain financing.

Uncertainty about the effect of the pending merger on our employees and customers may also have an adverse effect on our business, including as a result of attempts by other communications providers to persuade our customers to change service providers, which could increase the rate of our subscriber churn and have a negative impact on our subscriber growth, revenue and results of operations. These uncertainties may also impair our ability to preserve employee morale and attract, retain and motivate key employees until the merger is completed. If key employees depart because of uncertainty about their future roles and the potential complexities of the merger or a desire not to remain with the business after the completion of the merger, our business could be harmed. The efforts to satisfy the closing conditions of the merger, including the regulatory approval process, and to prepare for the merger may place a significant burden on our management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the merger process could adversely affect our business, results of operations and financial condition.
In addition, the Merger Agreement restricts us, without SoftBank's consent, from making certain acquisitions and dispositions and taking other specified actions. These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the merger or termination of the Merger Agreement. Moreover, the Merger Agreement limits our ability to pursue alternatives to the merger.
The failure to complete the merger could negatively impact our business.
There is no assurance that the merger and the related transactions will occur on the terms and timeline currently contemplated or at all, or that the conditions to the merger will be satisfied in a timely manner or at all. If the proposed merger is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that the merger and the related transactions will be completed. Further, satisfying the conditions to and completion of the merger could cost more than we expect. If the merger is not completed, our financial results may be adversely affected because we still will be required to pay costs relating to the merger, including legal, accounting, financial advisory, filing and printing costs. In addition, upon termination of the Merger Agreement, under specified circumstances (including in connection with a superior offer), we may be required to pay a termination fee of $600 million. In addition, if the Merger Agreement is terminated because our shareholders do not approve and adopt the Merger Agreement, and prior to such termination certain triggering events described in the Merger Agreement have not occurred, then we may be required to reimburse SoftBank for its fees and expenses incurred in connection with the Merger Agreement up to $75 million.
If the merger is not consummated, we may not be able to fund our capital needs from external resources on terms acceptable to us or without modifying our business plan. We could also be subject to litigation related to any failure to complete the merger. Furthermore, purported class actions have been brought on behalf of holders of our common stock. If these actions or similar actions that may be brought are successful, the merger could be delayed or prevented. See notes to our interim financial statements for discussion of pending litigation related to the merger. Further, a failed or significantly delayed merger may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors, suppliers and employees or our recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.
Current economic and market conditions, our recent financial performance, our high debt levels, and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements.
We expect to incur additional debt in the future for a variety of reasons, such as refinancing, Network Vision and working capital needs, including equipment net subsidies, future investments or acquisitions. Our ability to arrange additional financing will depend on, among other factors, current economic and market conditions, our financial performance, our high debt levels, and our debt ratings. Some of these factors are beyond our control, and we may not be able to arrange additional financing on terms acceptable to us or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges, including implementation of Network Vision on our current timeline.
The continued instability in the global financial markets has resulted in periodic volatility in the credit, equity and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.
We have incurred substantial amounts of indebtedness to finance operations and other general corporate purposes. We expect to incur additional amounts of indebtedness in the future, which may be substantial. At September 30, 2012, our total debt was approximately $21.3 billion. In addition, in October 2012, we issued to SoftBank the Bond in the principal amount of $3.1 billion, which will automatically convert to equity immediately prior to the consummation of the merger. As a result, we are highly leveraged and will continue to be highly leveraged. Accordingly, our debt service requirements are significant in relation to our revenues and cash flow. This leverage exposes us to risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively, particularly with respect to competitors that are less leveraged.
The debt ratings for our notes are currently below the “investment grade” category, which results in higher borrowing costs than investment grade debt as well as reduced marketability of our debt. Our debt ratings could be further downgraded for various reasons, including if we incur significant additional indebtedness including indebtedness relating to any required change of control offer, or if we do not generate sufficient cash from our operations, which would likely increase our future borrowing costs and could adversely affect our ability to obtain additional capital.
Our revolving credit facility, which expires in October 2013, requires that we maintain a ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items as defined by the credit facility (adjusted EBITDA), of no more than 4.5 to 1.0, as of any fiscal quarter ending on or before March 31, 2012. The required ratio was reduced to 4.25 to 1.0 for quarters ending after March 31, 2012, and will be further reduced to 4.0 to 1.0 for quarters ending after December 31, 2012. As of September 30, 2012, the ratio was 3.3 to 1.0. If we do not continue to satisfy this required ratio, we will be in default under our credit facility, which would trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. While we previously amended our credit facility to redefine adjusted EBITDA by adding back certain net equipment costs, there can be no assurance that we will continue to comply with the covenant as modified or that, if needed, we can obtain amendments or waivers in the future. We also have an unsecured loan agreement with Export Development Canada (EDC) and a secured equipment credit facility secured by a lien on certain equipment purchased from Ericsson. Both the EDC facility and the secured equipment credit facility have terms similar to those of our credit facility. In addition to the covenants in our revolving credit facility, our EDC facility and our secured equipment credit facility, certain indentures governing our notes limit, among other things, our ability to incur additional debt, pay dividends, create liens and sell, transfer, lease or dispose of assets. Such restrictions could adversely affect our ability to access the capital markets or engage in certain transactions.
Although these restrictions do not limit our ability to engage in the SoftBank merger transaction, under the terms of each of our existing credit facility agreements, consummation of the merger would constitute a change of control that would enable the lenders thereunder to require repayment of all outstanding balances thereunder. If the lenders exercised their rights as a consequence of the change of control, as of September 30, 2012, amounts outstanding under the EDC facility and secured equipment credit facility, which were approximately $577 in the aggregate at September 30, 2012, would become due and payable at the time of closing. In addition, a change of control would result in an event of default under our $2.2 billion revolving credit facility of which approximately $1.0 billion was outstanding as of September 30, 2012 through letters of credit including the letter of credit required by the Report and Order. We expect to enter into discussions with existing lenders under these arrangements to obtain an amendment to the definition of change of control or a waiver for the change of control that would occur upon the consummation of the proposed merger. However, we may be unable to obtain such amendment or waiver and may not have sufficient resources to repay all outstanding balances under these facilities.
In addition, as of September 30, 2012, approximately $8.8 billion of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in our indenture and supplemental indentures governing applicable notes) occurs, which requires both a change of control (which will occur upon consummation of the merger) and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. If we are required to make a change of control offer, we will be required to make a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest. We may not have sufficient resources to make such a payment.
If our proposed acquisition of additional Clearwire shares from Eagle River is consummated, Clearwire could be considered a subsidiary under certain of our agreements relating to our indebtedness.
If our proposed acquisition of additional Clearwire shares from Eagle River Holdings LLC is consummated, our economic interest in Clearwire is expected to exceed 50%. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. If viewed as a subsidiary, certain actions or defaults by Clearwire would result in a potential breach by us of covenants, including potential cross-

default provisions, under certain agreements relating to our indebtedness, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.
We may be unable to amend the change of control provisions in the indenture and supplemental indentures governing certain of our outstanding debt securities to exclude the merger.
We may solicit the consent of certain of our current noteholders to amend the definitions of change of control contained in the indenture and supplemental indentures governing certain of our outstanding senior notes and guaranteed notes, the aggregate amount outstanding of which as of September 30, 2012 was $8.8 billion, to exclude transactions involving “Permitted Holders,” which will be defined in the proposed amendments to include Softbank and its affiliates. If we are unsuccessful in obtaining the necessary consents to amend the relevant indenture and supplemental indentures, the merger would constitute a change of control under such indenture and supplemental indentures. As a result, if a ratings decline were to occur, the holders of such notes would have the right to require us to repurchase their notes at a purchase price equal to 101% of the aggregate principal amount of the notes repurchased, plus accrued and unpaid interest up to but excluding the date of repurchase.

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

SPRINT NEXTEL CORPORATION
(Registrant)

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President and Controller (Principal Accounting Officer)

Dated: November 7, 2012

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3**	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

2.4**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.2	5/18/2012

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	Fifth Supplemental Indenture, dated as of August 14, 2012, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A	8-K	001-04721	4.1	8/14/2012
4.2	Specimen of 7.00% Notes	8-K	001-04721	4.2	8/14/2012

(10) Executive Compensation Plans and Arrangements

10.1	RSU Agreement, between William Malloy and Sprint Nextel Corporation, effective September 26, 2011.					*

10.2**	Bond Purchase Agreement, dated as of October 15, 2012, by and between Sprint Nextel Corporation and Starburst II, Inc.	8-K	001-04721	10.1	10/15/2012

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.