Form 10-K
period 2012-12-31
SPRINT NEXTEL CORP
filed 2013-02-28
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates at June 30, 2012 was $9,762,996,418
COMMON SHARES OUTSTANDING AT FEBRUARY 25, 2013:

VOTING COMMON STOCK
Series 1	3,010,769,241

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
We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN), or Internet protocol (IP) technologies. We also offer fourth generation (4G) services through our deployment of Long Term Evolution (LTE) as part of our network modernization plan, Network Vision, and also utilize Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together, "Clearwire"). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks.
Recent Developments
On October 15, 2012, we entered into an Agreement and Plan of Merger (Merger Agreement) with SOFTBANK CORP., a kabushiki kaisha organized and existing under the laws of Japan, and certain of its wholly-owned subsidiaries (together, "SoftBank"). Upon consummation of the merger (SoftBank Merger), (i) Sprint will become a wholly-owned subsidiary of a subsidiary of SoftBank (New Sprint), (ii) New Sprint will be a publicly traded company, (iii) SoftBank will indirectly own approximately 70% of New Sprint on a fully diluted basis, and (iv) the former stockholders and other equityholders of Sprint will own approximately 30% of the fully diluted equity of New Sprint. The SoftBank merger is subject to various conditions, including receipt of required regulatory approvals and approval of Sprint's stockholders, and is expected to close in mid-2013.
In addition, on October 15, 2012, Sprint and SoftBank entered into a Bond Purchase Agreement (Bond Agreement), and on October 22, 2012, Sprint issued a convertible bond (Bond) under the Bond Agreement to New Sprint with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019. The Bond is convertible into approximately 590 million shares of Sprint common stock, subject to adjustment. The Bond will convert into shares of Sprint common stock immediately prior to consummation of the SoftBank Merger and may not otherwise be converted prior to the termination of the Merger Agreement.
On November 6, 2012, Sprint entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and approximately 585,000 customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint has agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to range from $130 million to $150 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. The transaction is subject to customary regulatory approvals and is expected to close in mid-2013.
On December 11, 2012, Sprint purchased the equity holdings of one of Clearwire's equityholders, Eagle River Holdings, LLC (Eagle River) comprised of 30.9 million shares of Clearwire Corporation Class A Common Stock and 2.7 million shares of Clearwire Communications LLC Class B Interests, for a total purchase price of $100 million in cash.
In addition, on December 17, 2012, Sprint entered into a merger agreement with Clearwire Corporation to acquire all of the remaining equity interests in Clearwire Corporation that we do not currently own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint have entered into agreements that provide up to $800 million of additional financing for Clearwire in the form of exchangeable notes, which will be exchangeable for Clearwire common stock at $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreements, Sprint has agreed to purchase $80 million of exchangeable notes per month for up to ten months beginning in January 2013, with some of the monthly purchases subject to certain funding conditions, including conditions relating to approval of the Clearwire Acquisition by Clearwire's shareholders and the parties agreeing to a network build out plan. On January 31, 2013 Sprint and Clearwire entered into an amendment to the financing agreement which extended the date the parties were to agree to a network build out plan from January 31, 2013 to February 28, 2013. The Clearwire Acquisition is subject to customary regulatory approvals, is contingent on the consummation of the SoftBank Merger, and is expected to close in mid-2013.
On February 26, 2013, Sprint and Clearwire amended the exchangeable notes agreement to remove the network build out condition to Sprint's obligation to provide financing for the last three draws (in August, September and October 2013). Accordingly, Clearwire, at its option, is eligible for the last three draws, totaling $240 million. In addition, Clearwire provided its first notification to Sprint of its election to draw $80 million, under the terms of the financing agreements, in March 2013.
See “Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations” and also refer to the Notes to the Consolidated Financial Statements for more information on the proposed business transactions and acquisitions noted above. Also see Item 1A, “Risk Factors" for risks related to the Softbank Merger and Clearwire Acquisition.
Our Business Segments
We operate two reportable segments: Wireless and Wireline. For information regarding our segments, see “Part II, Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations” and also refer to the Notes to the Consolidated Financial Statements.
Wireless
We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. We support the open development of applications, content, and devices on our network platforms through products and services such as Google Voice™, which allows for functionality such as one phone number for all devices (home, wireless, office, etc.), routing calls between devices, and in-call options to switch between devices during a call, and Google Wallet™, which provides the ability to store loyalty, gift and credit cards, and to tap and pay while you shop using your wireless device. We have recently introduced Sprint Guardian, a collection of mobile safety and device security bundles that provide families relevant tools to help stay safe and secure, and Pinsight Media+, a new advertising service giving advertisers the power to reach consumers on their mobile device by providing more relevant advertising based on information consumers choose to share about their location and mobile Web browsing history. In addition, we enable a variety of business and consumer third-party relationships, through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices such as the Chrysler Group's UConnect® Access in-vehicle communications system which enables hand free phone calls, and the ability to access music, navigation, and other applications and services through cell connections built into the vehicle. Other connected devices include original equipment manufacturer (OEM) devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
In our postpaid portfolio, we have reduced confusion over consumer pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature. We also offer price plans tailored to business subscribers such as Business AdvantageSM, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile Anytime feature with certain plans. In January 2013, we introduced Sprint As You GoSM which offers unlimited talk, text and data while on the Sprint network paired with the flexibility of a monthly no-contract plan, which is available with select devices.
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Boost Mobile serves subscribers who are voice and text messaging-centric with its popular Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves subscribers who are device and data-oriented with our Beyond Talk™ plans and our broadband plan, Broadband2Go, which offers subscribers control, flexibility and connectivity through various communication vehicles. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states which provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers who meet income requirements or are receiving government assistance with a free wireless phone and 250 free minutes of local and long-distance monthly service.
Services and Products
Data & Voice Services
Wireless data communications services include mobile productivity applications, such as Internet access, messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to view live television, listen to satellite radio, download and listen to music, and play games with full-color graphics and polyphonic and real-music sounds from a wireless handset.
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
Products
Our services are provided using a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. Our multi-functional device portfolio includes many cutting edge devices from various OEMs. Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices and aircards. We generally sell these devices at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. Our networks can also be accessed through our portfolio of embedded tablets and laptops manufactured by various suppliers for use with our voice and data services. In addition, we sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.
Wireless Network Technologies
We deliver wireless services to subscribers primarily through our existing networks or as a reseller of 4G WiMAX services through our MVNO wholesale relationship with Clearwire.
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
In 2009, our Sprint platform subscribers in certain markets began to have access to Clearwire's 4G WiMAX network through an MVNO wholesale arrangement that enables us to resell Clearwire's 4G wireless services under the Sprint brand name. The services supported by 4G WiMAX give subscribers with compatible devices high-speed access to the Internet.
In December 2010, we announced Network Vision, a multi-year network infrastructure initiative intended to provide subscribers with an enhanced network experience by improving voice quality, coverage, and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability through the utilization of multiple spectrum bands onto a single multi-mode base station. In addition to implementing these multi-mode base stations, this plan encompasses next-generation push-to-talk technology with broadband capabilities and the integration of multi-mode chipsets into smartphones, tablets and other broadband devices, including machine-to-machine products. Through the deployment of Network Vision, we are migrating to a single nationwide network allowing for the consolidation and optimization of our 800 megahertz (MHz), 1.9 gigahertz (GHz) spectrum, as well as other spectrum, into multi-mode stations allowing us to repurpose spectrum to enhance coverage, particularly around the in-building experience. The multi-mode technology also utilizes software-based solutions with interchangeable hardware to provide greater network flexibility, which has allowed for the deployment of LTE.
Our Nextel platform, which is expected to be shut-down by June 30, 2013, is an all-digital packet data network based on iDEN wireless technology provided by Motorola Solutions, Inc. We are the only national wireless service provider in the United States that utilizes this technology. Generally, Nextel platform devices are not enabled to roam on wireless networks that do not utilize iDEN technology. As a result of our plan to shut-down our Nextel platform, we will continue to pursue the retention of these customers through competitive offerings on the Sprint platform.
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
We market our postpaid services under the Sprint® brand. We generally offer these services on a contract basis typically for a two-year period, with services billed on a monthly basis according to the applicable pricing plan. In January 2013, we introduced a Sprint branded no contract service, Sprint As You Go. As we shut-down the Nextel platform, our efforts will continue to pursue the recapture of Nextel platform subscribers; however, prospectively we will continue our efforts to focus on profitable growth through service provided on an enhanced wireless network on the Sprint platform. We market our prepaid services under the Boost Mobile, Virgin Mobile, and Assurance Wireless brands as a means to provide value-driven prepaid service plans to particular markets. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products and services using their brands.
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

Competition
We believe that the market for wireless services has been and will continue to be characterized by intense competition on the basis of price, the types of services and devices offered, and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless (Verizon) and T-Mobile. Our primary competitors offer voice, high-speed data, entertainment and location-based services and push-to-talk-type features that are designed to compete with our products and services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and video. Our prepaid services compete with a number of carriers and resellers including Metro PCS Communications, Inc., Leap Wireless International, Inc. and TracFone Wireless, which offer competitively-priced calling plans that include unlimited local calling. Additionally, AT&T, T-Mobile and Verizon also offer competitive prepaid services and wholesale services to resellers. Competition will increase as a result of certain mergers and acquisitions, as new firms enter the market, and as a result of the introduction of other technologies such as LTE, the availability of previously unavailable spectrum bands, such as the 700 MHz spectrum band, and the potential introduction of new services using unlicensed spectrum. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer like services compete against our offerings.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market has matured, it has become increasingly important to retain existing subscribers in addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands. Wireless carriers are addressing the growth in non-traditional data needs by working with OEMs to develop connected devices such as after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment and a variety of other consumer electronics and appliances, which utilize wireless networks to increase consumer and business mobility. In addition, we and our competitors continue to offer more service plans that combine voice and data offerings, plans that allow users to add additional mobile devices to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related subscribers, or combinations of these features. Consumers respond to these plans by migrating to those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering certain devices at prices lower than their acquisition cost. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. As a result, we and our competitors recognize point-of-sale losses that are not expected to be recovered until future periods when services are provided. Our ability to effectively compete in the wireless business is dependent upon our ability to retain existing and attract new subscribers in an increasingly competitive marketplace. See Item 1A, “Risk Factors—If we are not able to retain and attract wireless subscribers, our financial performance will be impaired.”
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
Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers, including cable companies, are competing in the residential and small business markets by offering bundled packages of both local and long distance services. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See Item 1A, “Risk Factors—Consolidation and competition in the wholesale market for wireline services, as well as consolidation of our roaming partners and access providers used for wireless services, could adversely affect our revenues and profitability” and “—The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contributes to increased competition.”
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

•	grant licenses in the 800 MHz band, 900 MHz band, 1.9 GHz PCS band, and license renewals;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to customer information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest
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
The minimum cash obligation under the Report and Order is $2.8 billion. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $859 million as of December 31, 2012, as approved by the FCC. As required by the Report and Order, the letter of credit had a minimum of $850 million, which was largely intended to protect both the relocating licensees as well as the US Treasury should an anti-windfall payment be necessary. Given the significant progress that has been made, the total amounts spent to date, and the remaining forecasted amounts to be spent by the licensees, Sprint believes it is reasonable to allow the letter of credit to be reduced below $850 million. Accordingly, in January 2013, we submitted a Request for Declaratory Ruling to the FCC requesting two items: (i) that it declare that Sprint will not owe any anti-windfall payment to the US Treasury, because we have exceeded the $2.8 billion of required expenditures, and (ii) that the FCC remove the $850 million minimum for the letter of credit and allow further reductions based on quarterly estimates of remaining obligations. This Request for Declaratory Ruling is pending before the FCC.
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
New Spectrum Opportunities and Spectrum Auctions
Several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of commercial wireless services, which may allow new competitors to enter the wireless market. While in general we cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum that might be useful to wireless carriers, including us, in the future, the FCC has taken steps to license spectrum designated for auction in the Middle Class Tax Relief and Job Creation Act of 2012. In particular, the FCC has initiated two proceedings to auction the Advanced Wireless Services H Block and to reallocate and auction broadcast spectrum in the 600 MHz Band.
911 Services
Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911 (E911) services in a two-tiered manner. Specifically, wireless carriers are required to transmit to a requesting public safety answering point (PSAP) both the 911 caller's telephone number and (a) the location of the cell site from which the call is being made, or (b) the location of the subscriber's handset using latitude and longitude, depending upon the capability of the PSAP. Implementation of E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and the carrier. The FCC is currently reviewing the accuracy standards for the provision of wireless 911 services indoors and may impose additional obligations, but we believe we comply with current requirements.
National Security
National security and disaster recovery issues continue to receive attention at the federal, state and local levels. For example, the new Congress is expected to again consider cyber security legislation to increase the security and resiliency of the Nation's digital infrastructure. It is also understood that the President may issue an Executive Order directing the Department of Homeland Security and other government agencies to take a number of steps to improve the security of the Nation's critical infrastructure. We cannot predict the cost impact of such measures. In addition, the FCC continues to examine issues of network resiliency and reliability, particularly in the wake of the weather-related disasters that struck the U.S. mainland in 2012 and may seek to impose additional regulations designed to reduce the severity and length of disruptions in communications. Again, we cannot predict the cost impact of any regulations the FCC adopts. The FCC, in conjunction with the Federal Emergency Management Agency and Department of Homeland Security, may also seek to enhance wireless emergency alerting systems. Sprint has been providing such emergency alerts since January 2012.

Tower Siting
Wireless systems must comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration. FCC rules subject certain cell site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic Preservation Offices. The FCC rules govern historic preservation review of projects, which can make it more difficult and expensive to deploy antenna facilities. The FCC has imposed a tower siting “shot clock” that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers. Certain local jurisdictions sought review of the rule in the courts and a decision is expected in 2013 by the United States Supreme Court on the issue of federal agency deference in making such determinations. The decision could potentially impact the speed of deployment of some of Sprint's telecommunications facilities, including Network Vision. The FCC also modified its antenna structure registration process in order to help address public notice requirements when plans are made for construction of, or modification to, antenna structures required to be registered with the FCC, potentially adding to the delays and burdens associated with tower siting, including potential challenges from special interest groups. To the extent governmental agencies continue to impose additional requirements like this on the tower siting process, the time and cost to construct cell towers could be negatively impacted.
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
Regulation and Wireline Operations
Competitive Local Service
The Telecommunications Act of 1996 (Telecom Act), which was the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers (ILECs) to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act remain subject to legal challenges. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide wholesale services to cable television companies that wish to compete in the local voice telephony market. Our communications and back-office services enable the cable companies to provide competitive local and long distance telephone services primarily in a VoIP format to their end-use customers.
Voice over Internet Protocol
We offer VoIP-based services to business subscribers and transport VoIP-originated traffic for various cable companies. The FCC issued an order in late 2010 reforming, among other things, its regulatory structure governing intercarrier compensation and again declined to classify VoIP services as either telecommunications services or information services. However, it prescribed the rates applicable to the exchange of traffic between a VoIP provider and a local exchange carrier providing service on the public switched telephone network (PSTN). The rate for toll VoIP-PSTN traffic is the interstate access rate applicable to non-VoIP traffic regardless of whether the traffic is interstate or intrastate. The rate for non-toll VoIP-PSTN traffic is the applicable reciprocal compensation rate. These rates will be reduced over the next several years as the industry transitions to bill-and-keep methodology for the exchange of all traffic. Providers of interconnected VoIP will continue to be required to contribute to the federal Universal Service Fund (USF), offer E911 emergency calling capabilities to their subscribers, and comply with the electronic surveillance obligations set forth in the Communications Assistance for Law Enforcement Act (CALEA). Because we provide VoIP services and transport VoIP-originated traffic, the FCC's rate prescription decision is expected to reduce our costs for such traffic over time as well as reduce disputes between carriers that often result in litigation.
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
Access Charge Reform
ILECs and competitive local exchange carriers (CLECs) impose access charges for the origination and termination of long distance calls upon wireless and long distance carriers, including our Wireless and Wireline segments. Also, interconnected local carriers, including our Wireless segment, pay to each other reciprocal compensation fees for terminating interconnected local calls. In addition, ILECs and CLECs charge other carriers special access charges for access to dedicated facilities that are paid by both our Wireless and Wireline segments. These fees and charges are a significant cost for our Wireless and Wireline segments. In November 2011, the FCC adopted comprehensive intercarrier compensation reforms, including a multi-year transition to a system of bill-and-keep for terminating switched access charges. These reforms have decreased and are expected to continue to decrease our terminating switched access expense over time.

In the November 2011 order, the FCC also adopted new rules requiring local exchange carriers (LECs) to lower their rates when they meet certain traffic pumping “triggers.” Traffic pumping occurs predominantly in rural exchanges that have very high access charges. Under traffic pumping arrangements, the LECs partner with other entities to offer “free” or almost free services (such as conference calling and chat lines) to end users; these services (and payments to the LECs' partners) are financed through the assessment of high access charges on the end user's long distance or wireless carrier. As a major wireless and wireline carrier, we have been assessed millions of dollars in access charges for “pumped” traffic. The FCC's new rules have limited, to some extent, our exposure to these traffic pumping costs.
The FCC's special access rate proceeding remains open. In 2012, the FCC released an order freezing the existing special access pricing flexibility “triggers,” and another order requiring parties to submit information needed to assess the level of competition in the special access market. The FCC also has initiated a further notice of proposed rulemaking to consider whether special access pricing flexibility rules need to be changed, and whether the terms and conditions governing the provision of special access are just and reasonable. We continue to advocate for special access reform but cannot predict when these proceedings will be completed or the outcome of these proceedings.
Universal Service Reform
Communications carriers contribute to and receive support from various USFs established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. The USF is funded from assessments on communications providers, including our Wireless and Wireline segments, based on FCC-prescribed contribution factors applicable to our interstate and international end-user revenues from telecommunications services and interconnected VoIP services. Similarly, many states have established their own USFs to which we contribute. The FCC is considering changing its USF contribution methodology, and may replace the interstate telecommunications revenue-based assessment with one based on either connections (telephone numbers or connections to the public network) or by expanding the revenue base to include data revenues. The latter approach in particular could impact the amount of our assessments. The FCC issued a notice of proposed rulemaking on USF reform in April 2012, but has not announced an estimated timeline for adoption of an order in this proceeding. In addition, the FCC issued a decision redefining the manner in which carriers certify their compliance with USF obligations on facilities used in the provision of information services beginning in 2014. The FCC's new service-by-service certification process may increase our cost of complying with the FCC's USF obligations and/or our USF contribution obligations in some circumstances. This order has been challenged on appeal and various carriers have sought reconsideration of the decision before the FCC. As permitted, we assess subscribers a fee to recover our USF contributions.
In 2012, Sprint completed the mandated phase out of its high-cost USF support as an Eligible Telecommunications Carrier (ETC). Sprint did not participate in the “Mobility Fund” or “Connect America Fund” broadband USF programs, but continues to evaluate possible future participation in these programs.
Virgin Mobile is designated as a Lifeline-only ETC in 36 jurisdictions as of December 31, 2012, and provides service under our Assurance Wireless brand. Lifeline ETC applications are pending or planned in other jurisdictions as well. Virgin Mobile's Federal Lifeline USF receipts increased substantially in 2012, although changes in the Lifeline program by the FCC and other regulatory/legislative bodies could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall. The FCC recertification process, for example, is expected to have a substantial one-time reduction on subscribers in the first half of 2013.
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
Patents, Trademarks and Licenses
We own numerous patents, patent applications, service marks, trademarks and other intellectual property in the United States and other countries, including “Sprint®,” “Nextel®,” “Direct Connect®,” “Boost Mobile®,” and "Assurance Wireless®." Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others, like “Virgin Mobile.” In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to our business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms generally ranging from one to 19 years.
We occasionally license our intellectual property to others, including licenses to others to use the “Sprint” trademark.
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
Access to Public Filings and Board Committee Charters
Important information is routinely posted on our website at www.sprint.com. Public access is provided to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934. These documents may be accessed free of charge on our website at the following address: http://www.sprint.com/investors. These documents are available as soon as reasonably practicable after filing with the SEC and may also be found at the SEC's website at www.sec.gov. Information contained on or accessible through our website or the SEC's website is not part of this annual report on Form 10-K.
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
As of December 31, 2012, we employed approximately 39,000 personnel.

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
We are in the business of selling communications services to subscribers, and our economic success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to retain and attract wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations. Beginning in 2008 through 2012, we experienced net decreases in our total retail postpaid subscriber base of approximately 9.7 million subscribers (excluding the impact of our 2009 acquisitions).
Our ability to retain our existing subscribers and to compete successfully for new subscribers and reduce our rate of churn depends on, among other things:

•
the successful deployment and completion of our network modernization plan, Network Vision, including a multi-mode network infrastructure, successful LTE implementation and deployment, and push-to-talk capabilities of comparable quality to our existing Nextel platform push-to-talk capabilities;

•
our ability to mitigate churn as we migrate Nextel platform push-to-talk subscribers to other offerings on our Sprint platform, which include offerings on our multi-mode network, such as Sprint Direct Connect and LTE;

•	actual or perceived quality and coverage of our networks, including Clearwire's 4G WiMAX network;

•	Clearwire's ability to successfully obtain additional financing for the continued operation and build-out of its 4G networks;

•	our ability to access additional spectrum;

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

•	our ability to anticipate and develop new or enhanced technologies, products and services that are attractive to existing or potential subscribers;

•	public perception about our brands; and

•	our ability to maintain our current MVNOs, including Clearwire, and to enter into new arrangements with MVNOs.
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
Moreover, service providers frequently offer wireless equipment, such as devices, below acquisition cost as a method to retain and attract subscribers that enter into wireless service agreements for periods usually extending 12 to 24 months. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy and is generally recognized when title of the device passes to the dealer or end-user subscriber. The cost of multi-functional devices, such as smartphones, including the iPhone®, has increased significantly in recent years as a result of enhanced capabilities and functionality. At the same time, wireless service providers continue to compete on the basis of price, including the price of devices offered to subscribers, which has resulted in increased equipment net subsidy. We have entered into a purchase commitment with Apple that increases the average equipment net subsidy for postpaid devices resulting in a reduction to consolidated results from operations and reduced cash flow from operations associated with initiation of service for these devices until such time that retail service revenues associated with customers acquiring these devices exceeds such costs.
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
We and our competitors increasingly must seek to attract a greater proportion of new subscribers from each other's existing subscriber bases rather than from first-time purchasers of wireless services. In addition, the higher market penetration also means that subscribers purchasing postpaid wireless services for the first time, on average, have lower credit scores than existing wireless subscribers, and the number of these subscribers we are willing to accept is dependent on our credit policies, which may be different than our competitors. To the extent we cannot compete effectively for new subscribers or if they are not creditworthy, our revenues and results of operations will be adversely affected.
The Merger Agreement contains provisions that could affect the decisions of a third party considering making an alternative acquisition proposal to the SoftBank Merger.
On October 15, 2012, Sprint entered into the Merger Agreement with SoftBank, Starburst I, Inc., a Delaware corporation and a direct wholly owned subsidiary of SoftBank (HoldCo), Starburst II, Inc., a Delaware corporation and a direct wholly owned subsidiary of HoldCo (Parent), and Starburst III, Inc., a Kansas corporation and a direct wholly owned subsidiary of Parent (Merger Sub and, together with SoftBank, HoldCo, Parent, the "SoftBank Entities"), pursuant to which, at the effective time of the Merger (Effective Time), Merger Sub will merge with and into the Company, with the Company surviving the merger as a wholly owned subsidiary of Parent (SoftBank Merger). Upon consummation of the SoftBank Merger, Parent will be renamed Sprint Corporation (New Sprint).
Under the terms of the Merger Agreement, in certain circumstances Sprint may be required to pay to SoftBank a termination fee of $600 million, or to pay certain fees of the SoftBank Entities up to a maximum of $75 million, in connection with termination of the Merger Agreement. In addition, the Merger Agreement limits the ability of Sprint to initiate, solicit, encourage or facilitate acquisition or merger proposals from a third party. These provisions could affect the decision by a third party to make a competing acquisition proposal, or the structure, pricing and terms proposed by a third party seeking to acquire or merge with Sprint.
Pending litigation against Sprint, SoftBank and Clearwire could result in an injunction preventing the completion of the SoftBank Merger or the Clearwire Acquisition and the payment of damages in the event the SoftBank Merger or the Clearwire Acquisition are completed and may adversely affect New Sprint's business, financial condition or results of operations following the SoftBank Merger or the Clearwire Acquisition.
In connection with the SoftBank Merger and as of the date of this Form 10-K, purported stockholders of Sprint have filed several stockholder class action complaints against Sprint, its directors and the SoftBank Entities alleging, among other things, that the Sprint board of directors conducted an unfair sales process resulting in unfair consideration to the Sprint stockholders in the SoftBank Merger. The complaints assert that members of Sprint's board of directors breached their fiduciary duties in agreeing to the SoftBank Merger and in agreeing to the issuance of the convertible bond (Bond) pursuant to the Bond Purchase Agreement dated October 15, 2012 between Sprint and Parent, and that SoftBank aided and abetted these alleged breaches of fiduciary duties. The lawsuits seek to enjoin the SoftBank Merger and seek unspecified monetary damages.
On December 17, 2012, Sprint announced that it had agreed to acquire all of the equity interests of Clearwire Corporation (together with Clearwire Communications LLC, “Clearwire”) not currently owned by Sprint (Clearwire Acquisition), subject to the terms and conditions of the agreement and plan of merger, dated as of December 17, 2012, by and among Sprint, Clearwire Corporation and Collie Acquisition Corp. (Clearwire Acquisition Agreement). In connection with the Clearwire Acquisition and as of the date of this Form 10-K, purported stockholders of Clearwire have filed several stockholder class action complaints against Clearwire, its directors and Sprint, alleging, among other things, that the Clearwire board of directors conducted an unfair sales process resulting in an unfair consideration to the Clearwire stockholders in the Clearwire Acquisition. The complaints assert that members of Clearwire's board of directors breached their fiduciary duties in agreeing to the Clearwire Acquisition and some of the complaints assert that Sprint breached fiduciary duties owed to Clearwire's non-Sprint stockholders. The lawsuits seek to enjoin the Clearwire Acquisition and seek unspecified monetary damages, and one lawsuit seeks to enjoin the SoftBank Merger. If the Clearwire Acquisition is consummated, Sprint will assume Clearwire's potential liability under these lawsuits, including the obligation to defend the lawsuits and indemnification obligations with respect to former Clearwire directors.
These actions could prevent or delay the completion of the SoftBank Merger or the Clearwire Acquisition, divert management attention from operating Sprint's businesses and result in substantial costs to Sprint and New Sprint, including any costs associated with indemnification of Sprint or Clearwire directors. The defense or settlement of any lawsuit or claim that remains unresolved at the time the SoftBank Merger or the Clearwire Acquisition is completed may be costly and adversely affect New Sprint's business, financial condition or results of operation.
The SoftBank Merger and the Clearwire Acquisition are subject to various closing conditions, and uncertainties related to the SoftBank Merger and the Clearwire Acquisition or the failure to complete the SoftBank Merger or the Clearwire Acquisition could negatively impact Sprint's business or share price.
The SoftBank Merger and the Clearwire Acquisition are subject to the satisfaction of a number of conditions beyond Sprint's control, and there is no assurance that the SoftBank Merger or the Clearwire Acquisition and the respective related transactions will occur on the terms and timeline currently contemplated or at all, or that the conditions to the SoftBank Merger or the Clearwire Acquisition will be satisfied or waived in a timely manner or at all. Any delay in completing the Clearwire Acquisition could cause Sprint not to realize, or delay the realization of, some or all of the benefits that Sprint expects to achieve from the SoftBank Merger and Clearwire Acquisition. In addition, the efforts to satisfy the closing conditions of the SoftBank Merger and the Clearwire Acquisition, including the regulatory approval process, may place a significant burden on Sprint's management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the SoftBank Merger process could adversely affect Sprint's business, results of operations and financial condition.
The Merger Agreement with SoftBank limits Sprint's ability to pursue alternatives to the SoftBank Merger. These restrictions may prevent Sprint from pursuing attractive business opportunities and making other changes to its business prior to the effective time of the SoftBank Merger or termination of the Merger Agreement, and if the SoftBank Merger is not consummated, Sprint may not be able to fund its capital needs from external resources on terms acceptable to it or without modifying its business plan. Sprint could also be subject to litigation related to any failure to complete the SoftBank Merger.
Uncertainty about the completion and effect of the SoftBank Merger or the Clearwire Acquisition on Sprint, Clearwire or their respective employees or customers may have an adverse effect on Sprint's share price and business, including as a result of attempts by other communications providers to persuade Sprint's customers to change service providers, which could increase the rate of Sprint's subscriber churn and have a negative impact on Sprint's subscriber growth, revenue and results of operations. These uncertainties may also impair Sprint's ability to preserve employee morale and attract, retain and motivate key employees until the SoftBank Merger is completed. If key employees depart because of uncertainty about their future roles and the potential complexities of the SoftBank Merger or a desire not to remain with the business after the completion of the SoftBank Merger, Sprint's business could be harmed.
If the proposed SoftBank Merger or the Clearwire Acquisition is not completed, the share price of Sprint's common stock may decline to the extent that the current market price of Sprint common stock reflects an assumption that the SoftBank Merger, the Clearwire Acquisition and the respective related transactions will be completed. In addition, upon termination of the Merger Agreement, under specified circumstances (including in connection with a superior offer), Sprint may be required to pay a termination fee of $600 million. Also, if the Merger Agreement is terminated because Sprint stockholders do not approve the SoftBank Merger, subject to the provisions of the Merger Agreement, then Sprint may be required to reimburse SoftBank for its fees and expenses incurred in connection with the Merger Agreement up to $75 million. See “-The Merger Agreement contains provisions that could affect the decisions of a third party considering making an alternative acquisition proposal to the SoftBank Merger.” Further, upon termination of the Clearwire Acquisition Agreement, under specified circumstances, Sprint may be required to pay a termination fee of $120 million (payable in cancellation of indebtedness), and under certain circumstances, Clearwire may also be entitled to receive from Sprint a supplemental prepayment for LTE services on January 15, 2014 in the amount of $100 million (conditioned upon the completion of site build-out targets pursuant to a commercial agreement currently in effect between Sprint and Clearwire and credited against certain of Sprint's obligations under such agreement).
Further, a failed or significantly delayed SoftBank Merger or Clearwire Acquisition may result in negative publicity and a negative impression of Sprint in the investment community. Any disruptions to Sprint's business resulting from the announcement and pendency of the SoftBank Merger or the Clearwire Acquisition and from intensifying competition from its competitors, including any adverse changes in its relationships with its customers, vendors, suppliers and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. In addition, Sprint will not have the right to a termination fee from Clearwire if the Clearwire Acquisition Agreement is terminated, regardless of the actual amount of Sprint's damages or costs incurred in connection with the Clearwire Acquisition. There can be no assurance that Sprint's business, these relationships or its financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the SoftBank Merger, if the SoftBank Merger or the Clearwire Acquisition are not consummated.
If SoftBank's financing for the SoftBank Merger is not funded, the SoftBank Merger may not be completed. In the event of a financing failure, and the termination of the Merger Agreement under certain circumstances, Sprint's remedies are limited to receipt of the $600 million reverse termination fee, which may not reflect the actual damages incurred by Sprint if the SoftBank Merger is not completed.
SoftBank intends to fund the cash required in connection with the SoftBank Merger and related transactions largely with debt financing. On December 18, 2012, SoftBank entered into a credit agreement with its lenders for the debt financing for the SoftBank Merger. To the extent one or more of the lenders is unwilling to, or unable to, fund its portion of the debt financing commitments under the credit agreement, the other lenders are not obligated to assume the unfunded commitments and SoftBank may be required to seek alternative financing or fund such portion of the commitments itself. The lenders' debt financing commitments are subject to the satisfaction of various conditions, including conditions relating to any of Sprint's outstanding indebtedness that may become payable as a result of the SoftBank Merger, the satisfaction or waiver of the conditions to the SoftBank Merger, the execution of satisfactory documentation and other customary closing conditions, among others. The lenders' commitments to provide the debt financing under the credit agreement expire on November 18, 2013.
Under the Merger Agreement, SoftBank is obligated to use its reasonable best efforts (i) to obtain the debt financing on the terms set forth in the debt commitment letters that its lenders executed in connection with the debt financing and upon which the credit agreement is based and (ii) in the event the debt financing is not available, to obtain alternative financing on financial terms no more favorable to SoftBank and subject to conditions not less favorable to SoftBank. In the event that all or any portion of the debt financing is not available under the credit agreement, financing alternatives may not be available on acceptable terms, in a timely manner or at all. If SoftBank is unable to obtain the funding from its lenders, or any alternative financing, the completion of the SoftBank Merger may be jeopardized.
Under certain circumstances, Sprint may seek to require SoftBank to issue a borrowing certificate, borrowing notice or similar document pursuant to the SoftBank debt financing documents in order to permit the SoftBank Merger closing to occur. Sprint will have the right to terminate the Merger Agreement and SoftBank will be required to pay Sprint a $600 million reverse termination fee if (a) the SoftBank Merger is not consummated within 11 business days following Sprint's notice to SoftBank that all conditions to closing have been satisfied or (b) during the 30 business day period beginning on April 15, 2013, the credit agreement has been terminated and SoftBank is not party to an alternative debt commitment letter or definitive financing documents which, in either case, provide for debt financing to be available from April 15, 2013 until October 15, 2013. SoftBank will also be required to pay a reverse termination fee if the Merger Agreement is terminated at the end date or by Sprint due to a breach by SoftBank and, at the time of such termination, all of the closing conditions are satisfied (other than delivery of the parties' closing certificates) and there was an uncured financing failure. If the Merger Agreement is terminated under any circumstance that entitles Sprint to receive the reverse termination fee, the right to receive the reverse termination fee is Sprint's only remedy and Sprint cannot otherwise seek damages from SoftBank for the failure of the SoftBank Merger to be completed or for any other matter, regardless of the actual amount of Sprint's damages.
The SoftBank Merger and the Clearwire Acquisition are subject to the receipt of consents and clearances from domestic and foreign regulatory authorities that may impose measures to protect national security and classified projects or other conditions that, if not obtained, could prevent completion of the SoftBank Merger or the Clearwire Acquisition.
While the Antitrust Division of the Department of Justice and the Federal Trade Commission granted early termination of the waiting period under the Hart-Scott-Rodino Act on December 6, 2012, with respect to the SoftBank Merger, before the SoftBank Merger or the Clearwire Acquisition may be completed, applicable waiting periods must expire or terminate under all other applicable antirust and competition laws, and various approvals or consents must be obtained from other regulatory entities. In deciding whether to grant antitrust or regulatory clearances, the relevant governmental entities will consider the effect of the SoftBank Merger and the Clearwire Acquisition on competition within their relevant jurisdiction. Due to the substantial foreign ownership of New Sprint shares following the SoftBank Merger, each of the FCC, Defense Security Service and Committee on Foreign Investment in the United States may take measures and impose conditions to protect national security and classified projects. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions, or that such conditions, terms, obligations or restrictions will not have the effect of delaying completion of the SoftBank Merger or the Clearwire Acquisition. In addition, Sprint cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the SoftBank Merger or the Clearwire Acquisition.
The SoftBank Merger will result in an ownership change for Sprint under Section 382 of the Internal Revenue Code (Code), potentially limiting Sprint's use of net operating loss carryforwards, referred to as NOLs, tax credits and other tax attributes to offset future taxable income or tax liabilities.
Sprint has substantial NOLs, tax credits and other tax attributes for U.S. federal and state income tax purposes. The utilization of Sprint's NOLs, tax credits and other tax attributes following the SoftBank Merger depends on the timing and amount of taxable income earned by Sprint in the future, which Sprint is not able to predict. Moreover, the SoftBank Merger will result in an ownership change for Sprint under Section 382 of the Code, potentially limiting the use of Sprint's NOLs to offset future taxable income for both U.S. federal and state income tax purposes. Section 383 of the Code applies a similar limitation to capital loss and certain tax credit carryforwards of a corporation which experiences such an ownership change. These limitations may affect the timing of when these NOLs, tax credits and other tax attributes may be used which, in turn, may impact the timing and amount of cash taxes payable by Sprint. These tax attributes are generally subject to expiration at various times in the future to the extent that they have not previously been applied to offset the taxable income or tax liabilities of Sprint.
Competition and technological changes in the market for wireless services could negatively affect Sprint's average revenue per subscriber, subscriber churn, operating costs and its ability to attract new subscribers, resulting in adverse effects on Sprint's revenues, future cash flows, growth and profitability.
Sprint competes with a number of other wireless service providers in each of the markets in which Sprint provides wireless services, and Sprint expects competition may increase if additional spectrum is made available for commercial wireless services and as new technologies are developed and launched. As smartphone penetration increases, Sprint continues to expect an increased usage of data on Sprint's network. Competition in pricing and service and product offerings may also adversely impact subscriber retention and Sprint's ability to attract new subscribers, with adverse effects on Sprint's results of operations. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact Sprint's revenues, future cash flows, growth and overall profitability, which, in turn, could impact Sprint's ability to meet Sprint's financial obligations.
The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology and the deployment of unlicensed spectrum devices. This change causes uncertainty about future subscriber demand for Sprint's wireless services and the prices that Sprint will be able to charge for these services. Spending by Sprint's competitors on new wireless services and network improvements could enable its competitors to obtain a competitive advantage with new technologies or enhancements that Sprint does not offer. Rapid change in technology may lead to the development of wireless communications technologies, products or alternative services that are superior to Sprint's technologies, products, or services or that consumers prefer over Sprint's. If Sprint is unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, Sprint may not be able to compete effectively and could lose subscribers to its competitors.
Some competitors and new entrants may be able to offer subscribers network features or products and services not offered by Sprint, coverage in areas not served by Sprint's wireless networks or pricing plans that are lower than those offered by Sprint, all of which would negatively affect Sprint's average revenue per subscriber, subscriber churn, ability to attract new subscribers, and operating costs.
The success of Sprint's network modernization plan, Network Vision, will depend on the timing, extent and cost of implementation; the performance of third-parties and related parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
Sprint must continually invest in its wireless network in order to continually improve its wireless service to meet the increasing demand for usage of Sprint's data and other non-voice services and remain competitive.
Improvements in Sprint's service depend on many factors, including continued access to and deployment of adequate spectrum. Sprint must maintain and expand its network capacity and coverage as well as the associated wireline network needed to transport voice and data between cell sites. If Sprint is unable to obtain access to additional spectrum to increase capacity or to deploy the services subscribers desire on a timely basis or at acceptable costs while maintaining network quality levels, Sprint's ability to retain and attract subscribers could be materially adversely affected, which would negatively impact its operating margins.
Sprint is implementing Network Vision, which is a multi-year infrastructure initiative intended to reduce operating costs and provide subscribers with an enhanced network experience by improving voice quality, coverage and data speeds, while enhancing network flexibility and improving environmental sustainability. The focus of the plan is on upgrading the existing Sprint platform and providing flexibility for new 4G technologies, including LTE. If Network Vision does not provide a competitive LTE network, an enhanced network experience, Sprint's ability to provide enhanced wireless services to its subscribers, to retain and attract subscribers, and to maintain and grow its subscriber revenues could be adversely affected.
Using a new and sophisticated technology on a very large scale entails risks. For example, deployment of new technology, including LTE, may adversely affect the performance of existing services on Sprint's networks and result in increased churn. Should implementation of Sprint's upgraded network be delayed or costs exceed expected amounts, its margins could be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on Sprint's upgraded network be delayed due to technological constraints, performance of third-party suppliers, zoning and leasing restrictions or permit issues, or other reasons, the cost of providing such services could become higher than expected, which could result in higher costs to customers, potentially resulting in decisions to purchase services from Sprint's competitors which would adversely affect Sprint's revenues, profitability and cash flow from operations.
Sprint is migrating existing Nextel platform subscribers to other offerings on the Sprint platform, including existing or future offerings on Sprint's multi-mode network, such as Sprint Direct Connect. The successful deployment and market acceptance of Network Vision has resulted in and is expected to continue to result in incremental charges during the period of implementation including, but not limited to, an increase in depreciation and amortization associated with existing assets, due to changes in Sprint's estimates of the remaining useful lives of long-lived assets, and the expected timing of asset retirement obligations. Sprint's ability to transition subscribers from the Nextel platform to offerings on the Sprint platform is dependent, in part, upon the success of Sprint Direct Connect and subscriber satisfaction with this technology.
Failure to complete development, testing and deployment of new technology that supports new services, including LTE, could affect Sprint's ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology Sprint currently uses, including WiMAX, may place it at a competitive disadvantage.
Sprint develops, tests and deploys various new technologies and support systems intended to enhance Sprint's competitiveness by both supporting new services and features and reducing the costs associated with providing those services. Successful development and implementation of technology upgrades depend, in part, on the willingness of third parties to develop new applications or devices in a timely manner. Sprint may not successfully complete the development and rollout of new technology and related features or services in a timely manner, and they may not be widely accepted by Sprint's subscribers or may not be profitable, in which case Sprint could not recover its investment in the technology. Deployment of technology supporting new service offerings may also adversely affect the performance or reliability of Sprint's networks with respect to both the new and existing services and may require us to take action like curtailing new subscribers in certain markets. Any resulting subscriber dissatisfaction could affect Sprint's ability to retain subscribers and have an adverse effect on its results of operations and growth prospects.
Sprint has expended significant resources and made substantial investments to deploy a 4G mobile broadband network through its equity method investment in Clearwire using WiMAX technology. As part of Network Vision, Sprint expects to continue to support WiMAX devices, as it fully transitions to LTE. The failure to successfully design, build and deploy Sprint's LTE network, or a loss of or inability to access Clearwire's spectrum could increase subscriber losses, increase Sprint's costs of providing services or increase Sprint's churn. Other competing technologies may have advantages over Sprint's current or planned technology and operators of other networks based on those competing technologies may be able to deploy these alternative technologies at a lower cost and more quickly than the cost and speed with which Clearwire provides 4G MVNO services to Sprint or with which it deploys Sprint's LTE network, which may allow those operators to compete more effectively or may require Sprint and Clearwire to deploy additional technologies. See “-Risks Relating to Clearwire” below for additional risks related to Clearwire.
Current economic and market conditions, Sprint's recent financial performance, its high debt levels, and its debt ratings could negatively impact its access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under Sprint's existing debt agreements.
Sprint may incur additional debt in the future for a variety of reasons, such as refinancing, Network Vision and working capital needs, including equipment net subsidies, future investments or acquisitions. Sprint's ability to arrange additional financing will depend on, among other factors, current economic and market conditions, its financial performance, its high debt levels, and its debt ratings. Some of these factors are beyond Sprint's control, and Sprint may not be able to arrange additional financing on terms acceptable to it or at all. Failure to obtain suitable financing when needed could, among other things, result in Sprint's inability to continue to expand its businesses and meet competitive challenges, including implementation of Network Vision on Sprint's current timeline.
The continued instability in the global financial markets has resulted in periodic volatility in the credit, equity and fixed income markets. This volatility could limit Sprint's access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to it, or at all.
Sprint has incurred substantial amounts of indebtedness to finance operations and other general corporate purposes. At December 31, 2012, Sprint's total debt was approximately $24.3 billion. As a result, Sprint is highly leveraged and will continue to be highly leveraged. Accordingly, Sprint's debt service requirements are significant in relation to its revenues and cash flow. This leverage exposes it to risk in the event of downturns in Sprint's businesses (whether through competitive pressures or otherwise), in its industry or in the economy generally, and may impair Sprint's operating flexibility and its ability to compete effectively, particularly with respect to competitors that are less leveraged.
The debt ratings for Sprint's outstanding notes are currently below the “investment grade” category, which results in higher borrowing costs than investment grade debt as well as reduced marketability of Sprint's debt. Sprint's debt ratings could be further downgraded for various reasons, including if it incurs significant additional indebtedness including indebtedness relating to any required change of control offer, or if it does not generate sufficient cash from its operations, which would likely increase Sprint's future borrowing costs and could adversely affect Sprint's ability to obtain additional capital.
Sprint's new $2.8 billion unsecured revolving credit facility, which expires in February 2018, requires that the ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not exceed 6.25 to 1.0 through June 30, 2014. Subsequent to June 30, 2014 the Leverage Ratio declines on a scheduled basis, as determined by the credit agreement, until the ratio becomes fixed at 4.0 to 1.0 for the fiscal quarter ended December 31, 2016 and each fiscal quarter ending thereafter. If Sprint does not continue to satisfy this required ratio, it will be in default under its new revolving credit facility, which would trigger defaults under Sprint's other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. Additionally, although we expect to remain in compliance with the covenants under our new revolving credit and secured equipment credit facilities through the next twelve months, our Leverage Ratio under our unsecured loan agreement with Export Development Canada (EDC) is more restrictive. While we are currently in discussions with the lender under our EDC facility to amend such agreement to reflect the Leverage Ratio permitted under our revolving bank credit facility, there can be no assurance that Sprint can obtain such amendment. Further, if the Clearwire Acquisition is consummated, Sprint's consolidated debt would increase by approximately $4.3 billion (based on Clearwire's debt as of December 31, 2012, excluding short-term debt expected to be paid by June 30, 2013). In addition to the covenants in Sprint's new revolving credit facility, Sprint's EDC facility and Sprint's secured equipment credit facility, certain indentures governing Sprint's notes limit, among other things, Sprint's ability to incur additional debt, pay dividends, create liens and sell, transfer, lease or dispose of assets. Such restrictions could adversely affect Sprint's ability to access the capital markets or engage in certain transactions.
Although these restrictions do not limit Sprint's ability to engage in the SoftBank Merger, under the terms of Sprint's EDC facility and secured equipment credit facility, consummation of the SoftBank Merger would constitute a change of control that would enable the lenders thereunder to require repayment of all outstanding balances thereunder. If the lenders exercised their rights as a consequence of the change of control, amounts outstanding under the EDC facility and the secured equipment credit facility, which were approximately $796 million in the aggregate at December 31, 2012, would become due and payable at the time of closing. Sprint is currently in discussions with the existing lenders under the EDC and secured equipment facilities and intends to amend these facilities to, among other things, exclude the SoftBank Merger from the change of control provisions.
The trading price of Sprint's common stock has been and may continue to be volatile and may not reflect Sprint's actual operations and performance. We expect that these factors will affect New Sprint and the New Sprint common stock following the effective time of the SoftBank Merger.
Market and industry factors may seriously harm the market price of Sprint's common stock, regardless of Sprint's actual operations and performance. Stock price volatility and sustained decreases in Sprint's share price could subject its stockholders to losses or lead to action by the NYSE. The trading price of Sprint's common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond Sprint's control, including, but not limited to:

•	uncertainty related to Sprint's proposed transactions with SoftBank and Clearwire;

•	market speculation or announcements by Sprint regarding the entering into, or termination of, material transactions, including the SoftBank Merger and the Clearwire Acquisition;

•	disruption to Sprint's operations or those of other companies critical to Sprint's network operations;

•	the performance of SoftBank and SoftBank's ordinary shares or speculation about the possibility of future actions SoftBank may take in connection with New Sprint;

•
quarterly announcements and variations in Sprint's results of operations or those of its competitors, either alone or in comparison to analysts' expectations or prior company estimates, including announcements of subscriber counts, rates of churn, and operating margins that would result in downward pressure on Sprint's stock price;

•	seasonality or other variations in Sprint's subscriber base, including its rate of churn;

•	the cost and availability or perceived availability of additional capital and market perceptions relating to Sprint's access to this capital;

•	announcements by Sprint or its competitors of acquisitions, new products, technologies, significant contracts, commercial relationships or capital commitments;

•	Sprint's ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis, including implementation of Network Vision and Sprint's networks;

•	recommendations by securities analysts or changes in their estimates concerning Sprint;

•	the incurrence of additional debt, dilutive issuances of Sprint's stock, short sales or hedging of, and other derivative transactions, in its common stock;

•	any significant change in Sprint's board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.
Consolidation and competition in the wholesale market for wireline services, as well as consolidation of Sprint's roaming partners and access providers used for wireless services, could adversely affect Sprint's revenues and profitability.
Sprint's Wireline segment competes with AT&T, Verizon Communications, CenturyLink, Level 3 Communications Inc., other major local incumbent operating companies, and cable operators, as well as a host of smaller competitors. Some of these companies have high-capacity, IP-based fiber-optic networks capable of supporting large amounts of voice and data traffic. Some of these companies claim certain cost structure advantages that, among other factors, may allow them to offer services at lower prices than Sprint can. In addition, consolidation by these companies could lead to fewer companies controlling access to more cell sites, enabling them to control usage and rates, which could negatively affect Sprint's revenues and profitability.
Sprint provides wholesale services under long-term contracts to cable television operators which enable these operators to provide consumer and business digital telephone services. These contracts may not be renewed as they expire. Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. AT&T and Verizon Communications continue to be Sprint's two largest competitors in the domestic long distance communications market. Sprint and other long distance carriers depend heavily on local access facilities obtained from ILECs to serve Sprint's long distance subscribers, and payments to ILECs for these facilities are a significant cost of service for Sprint's Wireline segment. The long distance operations of AT&T and Verizon Communications have cost and operational advantages with respect to these access facilities because those carriers serve significant geographic areas, including many large urban areas, as the ILECs.
In addition, Sprint's Wireless segment could be adversely affected by changes in rates and access fees that result from consolidation of Sprint's roaming partners and access providers, which could negatively affect Sprint's revenues and profitability.
The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contributes to increased competition.
The traditional dividing lines among long distance, local, wireless, video and Internet services are increasingly becoming blurred. In addition, the dividing lines between voice and data are also becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets Sprint serves. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services. Sprint expects competition to intensify as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services. Sprint cannot predict which of many possible future technologies, products, or services will be important to maintain Sprint's competitive position or what expenditures Sprint will be required to make in order to develop and provide these technologies, products or services. To the extent Sprint does not keep pace with technological advances or fails to timely respond to changes in the competitive environment affecting Sprint's industry, Sprint could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of Sprint's competitors, they may be able to offer services at lower prices than Sprint can, thereby adversely affecting Sprint's revenues, growth and profitability.
Subscriber dissatisfaction, including possible litigation, related to the Nextel Platform shut-down could have a material adverse effect on our results of operations.
Sprint is migrating existing Nextel platform subscribers to other offerings on the Sprint platform, including existing or future offerings on Sprint's multi-mode network, such as Sprint Direct Connect. Sprint's ability to maintain existing subscriber relationships depends significantly on the quality of our services, our reputation, and the continuity of service. Subscriber dissatisfaction with the shut-down of services on the Nextel platform or of alternative services or damage to our reputation as a result of the shut-down could result in a loss of subscribers or litigation that could cause our revenue to be reduced or our expenses to be increased resulting in a material adverse effect on our results of operations.
If Sprint is unable to improve Sprint's results of operations, it faces the possibility of charges for impairments of long-lived assets. Further, Sprint's future operating results will be impacted by Sprint's share of Clearwire's net loss as well as the potential Clearwire Acquisition, which will likely negatively affect Sprint's results of operations for a period of time subsequent to the Clearwire Acquisition. The carrying value of Sprint's current investment in Clearwire may be subject to further impairment if the Clearwire Acquisition does not close.
Sprint reviews its long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. If Sprint continues to have operational challenges, including obtaining and retaining subscribers, Sprint's future cash flows may not be sufficient to recover the carrying value of Sprint's long-lived assets, and Sprint could record asset impairments that are material to Sprint's consolidated results of operations and financial condition. If Sprint continues to have challenges retaining subscribers and as it assesses the deployment of Network Vision, management may conclude, in future periods, that certain equipment assets will never be either deployed or redeployed, in which case additional cash and/or non-cash charges that could be material to Sprint's consolidated financial statements would be recognized.
Sprint accounts for Sprint's current investment in Clearwire using the equity method of accounting and, as a result, it records its share of Clearwire's net income or net loss, which could adversely affect Sprint's consolidated results of operations. Clearwire reported that it will need substantial additional capital over the intermediate and long-term. Clearwire's ability, however, to raise sufficient additional capital on acceptable terms, or at all, will remain uncertain if the proposed Clearwire Acquisition does not close. In addition, Clearwire reported that if it fails to obtain additional capital, its business prospects, financial condition and results of operations will likely be materially and adversely affected, and it will be forced to consider all available alternatives. Declines in the estimated fair value of Clearwire resulting from potential declines in its stock price as a result of failure to close the Clearwire Acquisition may require Sprint to reevaluate the decline in relation to the carrying value of its current investment in Clearwire. A conclusion by Sprint that additional declines in the value of Clearwire are other than temporary could result in an additional impairment, which could be material.
Each of Sprint and Clearwire has entered into agreements with unrelated parties for certain business operations. Any difficulties experienced by Sprint or, to the extent the Clearwire Acquisition is consummated, Clearwire in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of Sprint's services or a delay in the roll-out of new technology.
Sprint has entered into agreements with unrelated parties for the day-to-day execution of services, provisioning and maintenance for Sprint's wireless and wireline networks, for the implementation of Network Vision, and for the development and maintenance of certain software systems necessary for the operation of Sprint's business. Clearwire has also entered into similar arrangements relating to its wireless networks. Sprint also has agreements with unrelated parties to provide customer service and related support to its wireless subscribers and outsourced aspects of Sprint's wireline network and back office functions to unrelated parties. In addition, Sprint has sublease agreements with unrelated parties for space on communications towers. As a result, Sprint must rely on unrelated parties to perform certain of its operations and, in certain circumstances, interface with Sprint's subscribers. If these unrelated parties were unable to perform to Sprint's or, to the extent the Clearwire Acquisition is consummated, Clearwire's requirements, Sprint would have to pursue alternative strategies to provide these services and that could result in delays, interruptions, additional expenses and loss of subscribers.
The products and services utilized by Sprint and its suppliers and service providers may infringe on intellectual property rights owned by others.
Some of Sprint's products and services use intellectual property that Sprint owns. Sprint also purchases products from suppliers, including device suppliers, and outsources services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. Sprint and some of its suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by Sprint or its suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require Sprint or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, Sprint could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks, which could have an adverse effect on Sprint's results of operations.
Government regulation could adversely affect Sprint's prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect Sprint's business prospects, future growth or results of operations.
The FCC and other federal, state and local, as well as international, governmental authorities have jurisdiction over Sprint's business and could adopt regulations or take other actions that would adversely affect Sprint's business prospects or results of operations.
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
The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that Sprint's licenses will be renewed. Failure to comply with FCC requirements applicable to a given license could result in revocation of that license and, depending on the nature of the non-compliance, other Sprint licenses.
Depending on their outcome, the FCC's proceedings regarding regulation of special access rates could affect the rates paid by Sprint's Wireless and Wireline segments for special access services in the future. Similarly, depending on their outcome, the FCC's proceedings on the regulatory classification of VoIP services and a pending appeal of the FCC's 2011 order reforming universal service for high cost area and intercarrier compensation could affect the intercarrier compensation rates and the level of USF contributions paid by Sprint.
Various states are considering regulations over terms and conditions of service, including certain billing practices and consumer-related issues that may not be pre-empted by federal law. If imposed, these regulations could make it more difficult and expensive to implement national sales and marketing programs and could increase the costs of Sprint's wireless operations.
Degradation in network performance caused by compliance with government regulation, such as “net neutrality,” loss of spectrum or additional rules associated with the use of spectrum in any market could result in an inability to attract new subscribers or higher subscriber churn in that market, which could adversely affect Sprint's revenues and results of operations. Furthermore, additional costs or fees imposed by governmental regulation could adversely affect Sprint's revenues, future growth and results of operations.
Regulatory developments regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of minerals used in the manufacture of certain products, including handsets. Although Sprint does not purchase raw materials, manufacture, or produce any electronic equipment directly, the regulation may affect some of Sprint's suppliers. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and Sprint cannot ensure that it will be able to obtain products in sufficient quantities or at competitive prices. Also, because Sprint's supply chain is complex, it may face reputational challenges with its customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that Sprint sells.
Changes to the federal Lifeline Assistance Program could negatively impact the growth of the Assurance Wireless and wholesale subscriber base and the profitability of the Assurance Wireless and wholesale business overall.
Virgin Mobile USA, L.P., Sprint's wholly-owned subsidiary, offers service to low-income subscribers eligible for the federal Lifeline Assistance program under the brand Assurance Wireless, which we refer to as Assurance Wireless. Assurance Wireless provides a monthly discount to eligible subscribers in the form of a free block of minutes. Moreover, some of Sprint's wholesale customers also offer service to subscribers eligible for the federal Lifeline Assistance program. This discount is subsidized by the Low-Income Program of the federal USF and administered by the Universal Service Administrative Company. Lifeline service is offered by both wireline and wireless companies, but more recent wireless entry, particularly by prepaid carriers with a focus on lower income consumers, has caused a rapid increase in the amount of USF support directed toward the Lifeline program. The FCC recently adopted reforms to the Low Income program to increase program effectiveness and efficiencies, including a limit of one subsidized service per household. More stringent eligibility and certification requirements will make it more difficult for all Lifeline service providers to sign up and retain Lifeline subscribers. The growth in the Lifeline program has caused some regulators and legislators to question the structure of the current program and the FCC is continuing to review the growth of the program. Changes in the Lifeline program as a result of the ongoing FCC proceeding or other legislation has and would continue to negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall.
If Sprint's business partners and subscribers fail to meet their contractual obligations it could negatively affect Sprint's results of operations.
The current economic environment has made it difficult for businesses and consumers to obtain credit, which could cause Sprint's suppliers, distributors and subscribers to have problems meeting their contractual obligations with Sprint. If Sprint's suppliers are unable to fulfill its orders or meet their contractual obligations with Sprint, Sprint may not have the services or devices available to meet the needs of its current and future subscribers, which could cause it to lose current and potential subscribers to other carriers. In addition, if Sprint's distributors are unable to stay in business, it could lose distribution points, which could negatively affect Sprint's business and results of operations. If Sprint's subscribers are unable to pay their bills or potential subscribers feel they are unable to take on additional financial obligations, they may be forced to forgo Sprint's services, which could negatively affect Sprint's results of operations.
Sprint's reputation and business may be harmed and it may be subject to legal claims if there is loss, disclosure or misappropriation of or access to Sprint's subscribers' or Sprint's own information or other breaches of Sprint's information security.
Sprint makes extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of Sprint's operations. Sprint's information technology and other systems that maintain and transmit customer information, or those of service providers, may be compromised by a malicious third-party penetration of Sprint's network security, or that of a third-party service provider, or impacted by advertent or inadvertent actions or inactions by Sprint's employees, or those of a third-party service provider. As a result, Sprint's subscribers' information may be lost, disclosed, accessed or taken without the subscribers' consent.
In addition, Sprint and third-party service providers process and maintain its proprietary business information and data related to its business-to-business customers or suppliers. Sprint's information technology and other systems that maintain and transmit this information, or those of service providers, may also be compromised by a malicious third-party penetration of Sprint's network security or that of a third-party service provider, or impacted by intentional or inadvertent actions or inactions by Sprint's employees or those of a third-party service provider. As a result, Sprint's business information, or subscriber or supplier data may be lost, disclosed, accessed or taken without consent.
Any major compromise of our data or network security, failure to prevent or mitigate the loss of our services or any customer information and delays in detecting any such compromise or loss could disrupt our operations, damage our reputation and subscribers' willingness to purchase our service and subject us to additional costs and liabilities, including litigation, which could be material.
Any potential future acquisitions, strategic investments or mergers may subject us to significant risks, any of which may harm our business.
Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms. In particular, over time, we may acquire, make investments in, or merge with companies that complement our business. Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	possible material weaknesses in internal control over financial reporting;

•	increased expenses including legal, administrative and compensation expenses related to newly hired employees;

•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own;

•	potential exposure to material liabilities not discovered in the due diligence process;

•	potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions;

•	acquisition financing may not be available on reasonable terms or at all; and

•	any acquired business, technology, service or product may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions.
For any or all of these reasons, our pursuit of an acquisition, investment or merger may cause our actual results to differ materially from those anticipated.
Sprint's business could be negatively impacted by threats and other disruptions.
Major equipment failures, natural disasters, including severe weather, terrorist acts or other breaches of network or information technology security that affect Sprint's wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which Sprint relies, could have a material adverse effect on Sprint's operations.
These events could disrupt Sprint's operations, require significant resources, result in a loss of subscribers or impair Sprint's ability to attract new subscribers, which in turn could have a material adverse effect on Sprint's business, results of operations and financial condition.
Concerns about health risks associated with wireless equipment may reduce the demand for Sprint's services.
Portable communications devices have been alleged to have adverse health effects, due to radio frequency emissions from these devices. The actual or perceived risk of using mobile communications devices could adversely affect Sprint through a reduction in subscribers or reduced financing available to the mobile communications industry. Although the FDA and FCC have both noted that the weight of the scientific evidence does not link cell phone use to cancer or any health problems, further research and studies are ongoing; Sprint has no reason to expect those studies to reach a different conclusion, but it cannot guarantee that additional studies will not demonstrate a link between radio frequency emissions and health concerns.
Risks Relating to Clearwire
Sprint is currently a major equityholder of Clearwire, and on December 17, 2012, Sprint announced that it had agreed to acquire all of the equity interests of Clearwire Corporation not currently owned by Sprint subject to the terms and conditions of the Clearwire Acquisition Agreement. The following are certain additional risks that relate to the Clearwire Acquisition, Sprint's existing investment in Clearwire and the business and operations of Clearwire. If the Clearwire Acquisition and the SoftBank Merger are consummated, Clearwire will be an indirect wholly owned subsidiary of New Sprint, and therefore, certain risks that relate to Clearwire will also relate to New Sprint. For more discussion of Clearwire and the risks affecting Clearwire, you should refer to Clearwire's Annual Report on Form 10-K for the year ended December 31, 2012, and the notice to holders of Clearwire common stock and an accompanying proxy statement to be filed by Clearwire with the SEC, a preliminary form of which was filed by Clearwire with the SEC on February 1, 2013. The contents of Clearwire's SEC filings are expressly not incorporated by reference into this annual report on Form 10-K.
Clearwire currently could be, and if the Clearwire Acquisition is consummated, Clearwire would be, considered a subsidiary and affiliate under certain of Sprint's agreements relating to its indebtedness and could cross-default Sprint's debt.
If the Clearwire Acquisition is consummated, Sprint will own all of the outstanding equity interests in Clearwire. As a result, Clearwire would be considered a subsidiary under certain agreements relating to Sprint's indebtedness, and therefore certain actions or defaults by Clearwire could potentially result in a breach by Sprint of covenants and cross-default provisions under certain agreements relating to its indebtedness, which could have a material adverse effect on Sprint's business, financial condition, liquidity and results of operations, including as a result of cross-defaults of Sprint's other debt facilities in connection with any acceleration of such indebtedness. Additionally, pursuant to certain of its debt agreements, Sprint would be subject to covenants relating to the maintenance of property and payment of taxes of Clearwire. As an affiliate of Sprint, transactions involving Sprint and Clearwire would be subject to certain related party transaction and asset sale restrictions under certain of Sprint's credit agreements and Clearwire's agreements, which could restrict integration efforts. Further, while Clearwire is currently not permitted to guarantee Sprint's indebtedness under Clearwire's agreements now in effect, as a subsidiary of Sprint, Clearwire will be required to guarantee certain Sprint indebtedness if permitted under such agreements.
In addition, on December 11, 2012, Sprint purchased all of Eagle River's equity interest in Clearwire, causing Sprint's economic and voting interest in Clearwire to exceed 50%. As a result of this acquisition, certain of the above referenced provisions, including the cross-default, relating to Clearwire as a subsidiary and affiliate of Sprint may already be applicable to Sprint and Clearwire regardless of whether the Clearwire Acquisition is consummated (provided that Clearwire would not be considered a subsidiary of Sprint under certain Sprint debt agreements or be required to guarantee Sprint's indebtedness unless, among other things, it became a wholly owned subsidiary of Sprint).
Additional review by regulatory agencies of the SoftBank Merger, together with the proposed Clearwire Acquisition, could result in delays in the regulatory approvals needed to close the SoftBank Merger.
Sprint and SoftBank, and Sprint and Clearwire, have made various filings and taken other actions, and will continue to take actions, necessary to obtain governmental approvals in connection with the SoftBank Merger and the Clearwire Acquisition, respectively, and related transactions. Several governmental agencies may elect to review the Clearwire Acquisition together with the SoftBank Merger, which could have the effect of delaying approval for, and closing of, the SoftBank Merger. While Sprint and SoftBank believe that required regulatory approvals for both the SoftBank Merger and the Clearwire Acquisition will ultimately be obtained, these approvals are not assured.
Continued investment by Sprint in Clearwire exposes Sprint to risks because Sprint does not currently control the board, determine the strategies, manage operations or control management, including decisions relating to the operation and build-out of its 4G networks, and the value of Sprint's investment in Clearwire or Sprint's financial performance may be adversely affected by decisions made by Clearwire or other large investors in Clearwire that are adverse to Sprint's interests.
Sprint has historically been exposed to risk with respect to control and management of Clearwire, and this risk will continue during the period prior to the closing of the Clearwire Acquisition and longer if the Clearwire Acquisition does not close. While Sprint has the right to appoint up to seven of Clearwire's 13 directors, Sprint does not currently control Clearwire's board, nor does it manage the operations of Clearwire or control management. Clearwire has a group of investors that are represented on Clearwire's board of directors. These investors may have interests that diverge from Sprint's or Clearwire's. Differences in views among the large investors could result in delayed decisions by Clearwire's board of directors or failure to agree on major issues. Any such delay or failure to agree with respect to the operation of Clearwire could have a material adverse effect on the value of Sprint's investment in Clearwire or, because some of Sprint's subscribers use Clearwire's 4G network, Sprint's business, financial condition, results of operations or cash flows.
In addition, the corporate opportunity provisions in Clearwire's certificate of incorporation provide that unless a director is an employee of Clearwire, the person does not have a duty to present to Clearwire a corporate opportunity of which the director becomes aware, except where the corporate opportunity is expressly offered to the director in his or her capacity as a director of Clearwire. This could enable certain Clearwire stockholders to benefit from opportunities that may otherwise be available to Clearwire, which could adversely affect Clearwire's business and Sprint's investment in Clearwire.
Clearwire's certificate of incorporation also expressly provides that certain stockholders and their affiliates may, and have no duty not to, engage in any businesses that are similar to or competitive with those of Clearwire, do business with Clearwire's competitors, subscribers and suppliers, and employ Clearwire's employees or officers. These stockholders or their affiliates may deploy competing wireless broadband networks or purchase broadband services from other providers. Any such actions could have a material adverse effect on Clearwire's business, financial condition, results of operations or prospects and the value of Sprint's investment in Clearwire.
Moreover, although as part of Network Vision Sprint has launched Sprint's own LTE network in limited markets, Sprint currently relies on Clearwire to operate its WiMAX 4G network. In addition, Clearwire has announced its intention to build a 4G LTE network. Clearwire's success could be affected by, among other things, its deployment of new technology, ability to offer a competitive cost structure and its ability to obtain additional financing in the amounts and on terms that enable it to continue to operate its 4G network. Clearwire's failure to operate or upgrade its 4G network may negatively affect Sprint's ability to generate future revenues, cash flows or overall profitability from 4G services. See “—Failure to complete development, testing and deployment of new technology that supports new services, including LTE, could affect Sprint's ability to compete in the industry. The deployment of new technology and new service offerings could result in network degradation or the loss of subscribers. In addition, the technology Sprint currently uses, including WiMAX, may place Sprint at a competitive disadvantage.”
If Clearwire fails to obtain additional capital on commercially reasonable terms, or at all, its business prospects, financial condition and results of operations will likely be materially and adversely affected, and it has stated that it will be forced to consider all available alternatives. In addition, Clearwire has indicated that due to its current funding constraints, it may not be able to maintain or make improvements necessary to add capacity to its 4G network. If Clearwire is unable to add significant subscriber capacity, or maintain the quality and operations of its 4G network, Sprint could experience subscriber dissatisfaction or loss, which would have a material adverse effect on Sprint's revenues, profitability and cash flow from operations. Moreover, Sprint currently accesses Clearwire's spectrum through an MVNO agreement, which if breached or terminated could affect Sprint's ability to access Clearwire spectrum.
In connection with the Clearwire Acquisition, Clearwire and Sprint have entered into agreements that provide up to $800 million of additional financing for Clearwire in the form of exchangeable notes, which will be convertible under certain conditions to Clearwire common stock at $1.50 per share, subject to adjustment, as defined. Under the financing agreements, Sprint has agreed to purchase up to $80 million of exchangeable notes per month for up to ten months beginning in January 2013, subject to certain funding conditions including conditions relating to a network build-out agreement and the consummation of the proposed Clearwire Acquisition.
On February 26, 2013, Sprint and Clearwire amended the exchangeable notes agreement to remove the network build out condition to Sprint’s obligation to provide financing for the last three draws (in August, September and October 2013). Accordingly, Clearwire, at its option, is eligible for the last three draws, totaling
$240 million. In addition, Clearwire provided its first notification to Sprint of its election to draw $80 million, under the terms of the financing agreements, in March 2013.
If the Clearwire Acquisition is consummated, and Sprint does not maintain rights to use Clearwire's leased spectrum in one or more markets, Sprint may be unable to execute its business strategy as planned.
To offer services using licensed spectrum, Clearwire depends in part on its ability to maintain sufficient rights to use spectrum through leases in markets in which it operates or intends to operate. Using Clearwire's leased spectrum would pose additional risks to us, including:

•	refusal by the FCC to recognize Clearwire's lease of spectrum licenses from others or its investments in other license holders;

•	inability to control leased spectrum due to contractual disputes with, or the bankruptcy or other reorganization of, the license holders, or third parties; and

•
failure to obtain extensions or renewals of spectrum leases, or an inability to renegotiate such leases, on terms acceptable to us before they expire, which may result in the loss of spectrum we need to operate our network in the market covered by the spectrum leases.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Overland Park, Kansas and consist of about 3,853,000 square feet. Our gross property, plant and equipment at December 31, 2012 totaled $47.9 billion, as follows:

2012
(in billions)
Wireless	$40.8
Wireline	4.7
Corporate and other	2.4
Total	$47.9
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
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is brought on behalf of alleged purchasers of company stock from October 26, 2006 to February 27, 2008. Our motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery has begun. The plaintiff moved to certify a class of bond holders as well as owners of common stock, and we have opposed that motion. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
In addition, the Company has received several complaints purporting to assert claims on behalf of Sprint shareholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases pending in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 12, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. There is one case filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position, results of operations, or cash flows.

The Company is also a defendant in several complaints filed by shareholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint, and related claims and otherwise challenging the Clearwire Acquisition. There are four suits pending in Chancery Court in Delaware:  Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; and Litwin, et al. v. Sprint Nextel Corp., et al., , filed January 2, 2013. There is one case filed in state court in King County, Washington, in which Sprint is a party, and that case and two other cases in which Sprint is not a party have been stayed in favor of the Delaware proceedings: Rowe, et al. v. Clearwire Corp., et al., filed December 31, 2012. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position, results of operations, or cash flows.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended December 31, 2012, there were no material developments in the status of any of these legal proceedings.

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
Common Share Data
The principal trading market for our Series 1 common stock is the NYSE. We currently have no Series 2 common stock or non-voting common stock outstanding. The high and low Sprint Series 1 common stock prices, as reported on the NYSE composite, are as follows:

	2012 Market Price			2011 Market Price
	High	Low	End of Period	High	Low	End of Period
Series 1 common stock
First quarter	$3.03	$2.10	$2.85	$5.26	$4.12	$4.64
Second quarter	3.33	2.30	3.26	6.45	4.54	5.39
Third quarter	5.76	3.15	5.52	5.75	2.95	3.04
Fourth quarter	6.04	4.79	5.67	3.39	2.10	2.34
Number of Shareholders of Record
As of February 25, 2013, we had approximately 45,000 Series 1 common stock record holders.
Dividends
We did not declare any dividends on our common shares in 2011 or 2012. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described under Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”
Issuer Purchases of Equity Securities
None.

Performance Graph
The graph below compares the yearly change in the cumulative total shareholder return for our Series 1 common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five-year period from December 31, 2007 to December 31, 2012. The graph assumes an initial investment of $100 on December 31, 2007 and reinvestment of all dividends.

Value of $100 Invested on December 31, 2007

	2007	2008	2009	2010	2011	2012
Sprint Nextel	$100.00	$13.94	$27.88	$32.22	$17.82	$43.18
S&P 500	$100.00	$63.00	$79.68	$91.68	$93.61	$108.59
Dow Jones U.S. Telecom Index	$100.00	$67.07	$73.68	$86.75	$90.19	$107.14

Item 6.	Selected Financial Data
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the acquisitions of Virgin Mobile USA, Inc. (Virgin Mobile) and Affiliates in 2009, as well as the November 2008 contribution of our WiMAX wireless network to Clearwire. The acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements. The 2012 increase in net operating revenues as compared to the prior year was primarily due to an increase in postpaid average revenue per subscriber, continued prepaid subscriber net additions, and increased equipment revenue primarily due to a higher average sales price for both postpaid and prepaid devices. The primary reason for the increase in net operating revenues for 2011 as compared to the prior year was an increase in postpaid average revenue per subscriber and total retail wireless subscribers net additions of 2.4 million. The 2010 increase in net operating revenues as compared to the prior year was primarily related to the total retail wireless subscribers net additions of 783,000 and the additional subscribers obtained in our 2009 acquisitions. We lost approximately 1.0 million retail wireless subscribers in 2009 and 5.1 million in 2008, which caused the majority of the reduction in net operating revenues in 2009.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$35,345	$33,679	$32,563	$32,260	$35,635
Goodwill impairment	—	—	—	—	963
Depreciation and amortization	6,543	4,858	6,248	7,416	8,407
Operating (loss) income(1)	(1,820)	108	(595)	(1,398)	(2,642)
Net loss(1)(2)	(4,326)	(2,890)	(3,465)	(2,436)	(2,796)
Loss per Share and Dividends(3)
Basic and diluted loss per common share(1)(2)	$(1.44)	$(0.96)	$(1.16)	$(0.84)	$(0.98)
Financial Position
Total assets	$51,570	$49,383	$51,654	$55,424	$58,550
Property, plant and equipment, net	13,607	14,009	15,214	18,280	22,373
Intangible assets, net	22,371	22,428	22,704	23,462	22,886
Total debt, capital lease and financing obligations (including equity unit notes)	24,341	20,274	20,191	21,061	21,610
Shareholders' equity	7,087	11,427	14,546	18,095	19,915
Cash Flow Data
Net cash provided by operating activities	$2,999	$3,691	$4,815	$4,891	$6,179
Capital expenditures	4,261	3,130	1,935	1,603	3,882
_______________

(1)
In 2012, operating income decreased $1.9 billion from the prior year resulting in an operating loss primarily due to increases in operating expenses of $3.6 billion partially offset by the increase in net operating revenues of $1.7 billion. The increases in operating expenses are due to the incremental effect of accelerated depreciation due to the implementation of Network Vision, which was approximately $2.1 billion, of which the majority related to the Nextel platform. The increase related to accelerated depreciation was slightly offset by a net decrease in depreciation as a result of assets that became fully depreciated or were retired. In addition, wireless cost of products increased approximately $1.8 billion primarily due to higher cost of postpaid and prepaid devices. In 2011, operating income improved $703 million primarily due to the increase in net operating revenues of $1.1 billion as well as decreases in depreciation and amortization associated with a reduction in the replacement rate of assets in 2009 through 2011, and definite lived intangible assets becoming fully amortized. These changes were offset by increases in operating expenses of $413 million as a result of increases in wireless cost of services associated with 4G MVNO roaming due to higher data usage and increased wireless cost of products primarily related to higher cost of postpaid and prepaid devices. In 2010, operating loss improved $803 million primarily due to the increase in net operating revenues of $303 million in addition to decreases in operating expenses of $500 million as a result of our cost cutting initiatives in prior periods. In 2009, we recognized net charges of $389 million ($248 million after tax) primarily related to asset impairments other than goodwill, severance and exit costs, and merger and integration costs. In 2008, we recognized net charges of $936 million ($586 million after tax) primarily related to merger and integration costs, asset impairments other than goodwill, and severance and exit costs.

(2)
During 2012 and 2011, the Company did not recognize significant tax benefits associated with federal and state net operating losses generated during the periods due to its history of consecutive annual losses. As a result, the Company recognized an increase in the valuation allowance on deferred tax assets affecting the income tax provision by approximately $1.8 billion, $1.2 billion, and $1.4 billion for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)	We did not declare any dividends on our common shares in any of the periods reported.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Business Strategies and Key Priorities
Sprint is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. The communications industry has been and will continue to be highly competitive on the basis of the quality and types of services and devices offered, as well as price. We are currently undergoing a significant multi-year program, Network Vision, to upgrade our existing wireless communication network, including the decommissioning of our Nextel platform for which we expect to re-purpose valuable spectrum resources that currently support that network (see “Overview - Network Vision”). To support our business strategy and expected capital requirements associated with Network Vision, as well as take advantage of a favorable interest rate environment to refinance a portion of existing debt, we raised debt financing of approximately $8.9 billion during 2012 in addition to executing a $1.0 billion secured equipment credit facility with remaining availability of up to $704 million as of December 31, 2012 (see “Liquidity and Capital Resources”).
Wireless segment earnings represented approximately 86% of our total consolidated segment earnings as of December 31, 2012. Within the Wireless segment, postpaid wireless voice and data services represent the most significant contributors to earnings and are driven by the number of postpaid subscribers to our services, as well as the average revenue per user (ARPU).
The following table shows our trend of end of period postpaid subscribers by platform for the past five years.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Sprint platform	30,245	28,729	27,446	26.712	27,068
Nextel platform	1,632	4,285	5,666	7.255	9,610
Total end of period postpaid subscribers	31,877	33,014	33,112	33.967	36,678
In the first quarter of 2012, we formalized our plans to decommission the Nextel platform and ceased using approximately one-third, or 9,600, of the Nextel platform cell sites in the middle of 2012 as part of Network Vision. We expect the remainder of the Nextel platform, or approximately 20,000 sites, to be shut-down on June 30, 2013. During the Network Vision modernization program, as we execute on the planned shut-down of the Nextel platform, we expect continued losses on the Nextel platform; however, we intend to achieve subscriber growth on the Sprint platform by focusing on the addition of profitable subscribers as well as the recapture of subscribers from the Nextel platform. Despite the overall reduction in postpaid subscribers, primarily as a result of our action to shut-down the Nextel platform, we experienced growth in net operating revenue during the twelve month period ended 2012 as compared to 2011, related primarily to the continued adoption of smartphones and the premium data add-on charge. During 2012, we achieved approximately 1.5 million net postpaid subscriber additions on the Sprint platform, of which substantially all represented postpaid subscribers that deactivated service on the Nextel platform, while the Nextel postpaid platform incurred approximately 2.7 million net postpaid subscriber losses.
During the year ended December 31, 2012, we achieved an annual recapture rate of approximately 55% of the Nextel platform postpaid subscribers, based on net postpaid subscribers that terminated service on the Nextel platform during that same period and activated service on the Sprint platform. In addition, recaptured Nextel platform subscribers, on average, carry a slightly higher average revenue per subscriber on the Sprint platform as compared to the Nextel platform as a result of smartphone adoption by such subscribers. At December 31, 2012, there were approximately 2.1 million Nextel platform subscribers, of which approximately 1.6 million and 454,000 represent postpaid and prepaid, respectively. More than 80% of the remaining 1.6 million Nextel platform postpaid subscribers represent business accounts. Although we will continue to pursue the recapture of these subscribers, we expect the level of competition for these subscribers as well as the timing of business customer decisions to cause the rate of recapture to decline to 30-40% during the six-month period ended June 30, 2013. Despite the continued reduction of Nextel platform subscribers as we shut-down the Nextel platform in 2013, we expect consolidated net operating revenue to benefit from Sprint platform growth in 2013. Prospectively, our efforts are expected to continue to focus on profitable growth through service provided on an enhanced wireless network on the Sprint platform while continuing to achieve our key priorities.
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
We distinguish ourselves from the other wireless providers through our truly unlimited offerings of data, text and calling to any mobile, any time. We are rated one of the highest in satisfaction of purchase experience for full-service wireless providers and have been named one of the nation's greenest companies. In addition to our improvements in the customer experience, we continue to strengthen our brand through offering a broad selection of some of the most desired and iconic devices while focusing on continued enhancements to our network and our upgrade to LTE.
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
Proposed Business Transactions
On October 15, 2012 we entered into an Agreement and Plan of Merger (Merger Agreement) with SOFTBANK CORP., a kabushiki kaisha organized and existing under the laws of Japan, and certain of its wholly-owned subsidiaries (together, "SoftBank"). Upon consummation of the merger (SoftBank Merger), (i) Sprint will become a wholly-owned subsidiary of a subsidiary of SoftBank (New Sprint), (ii) New Sprint will be a publicly traded company, (iii) SoftBank will indirectly own approximately 70% of New Sprint on a fully diluted basis, and (iv) the former stockholders and other equityholders of Sprint will own approximately 30% of the fully diluted equity of New Sprint. The SoftBank merger is subject to various conditions, including receipt of required regulatory approvals and approval of Sprint's stockholders, and is expected to close in mid-2013.
In addition, on October 15, 2012, Sprint and SoftBank entered into a Bond Purchase Agreement (Bond Agreement), an on October 22, 2012, Sprint issued a convertible bond (Bond) under the Bond Agreement to New Sprint with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019. The Bond is convertible into approximately 590 million shares of Sprint common stock, subject to adjustment. The Bond will convert into shares of Sprint common stock immediately prior to consummation of the SoftBank Merger and may not otherwise be converted prior to the termination of the Merger Agreement.
On November 6, 2012, Sprint entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and approximately 585,000 customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint has agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to range from $130 million to $150 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas.

On December 11, 2012, Sprint purchased the equity holdings of one of Clearwire's equityholders, Eagle River Holdings, LLC (Eagle River) comprised of 30.9 million shares of Class A Common Stock and 2.7 million shares of Class B Interests, for a total purchase price of $100 million in cash.
In addition, on December 17, 2012, Sprint entered into a merger agreement with Clearwire Corporation to acquire all of the remaining equity interests in Clearwire Corporation that we do not currently own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint have entered into agreements that provide up to $800 million of additional financing for Clearwire in the form of exchangeable notes, which will be exchangeable for Clearwire common stock at $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreements, Sprint has agreed to purchase $80 million of exchangeable notes per month for up to ten months beginning in January 2013, with some of the monthly purchases subject to certain funding conditions, including conditions relating to approval of the Clearwire Acquisition by Clearwire's shareholders and the parties agreeing to a network build out plan. On January 31 2013 Sprint and Clearwire entered into an amendment to the financing agreement which extended the date the parties were to agree to a network build out plan from January 31, 2013 to February 28, 2013.
On February 26, 2013, Sprint and Clearwire amended the exchangeable notes agreement to remove the network build out condition to Sprint's obligation to provide financing for the last three draws (in August, September and October 2013). Accordingly, Clearwire, at its option, is eligible for the last three draws, totaling $240 million. In addition, Clearwire provided its first notification to Sprint of its election to draw $80 million, under the terms of the financing agreements, in March 2013.
Network Vision
Network Vision will encompass approximately 38,000 cell sites. We had approximately 6,000 sites on air and had launched LTE in 49 markets as of December 31, 2012. Further deployments of Network Vision technology, including LTE market launches and enhancements of our 3G technology, are expected to continue through the middle of 2014. We expect Network Vision to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites. Our expectation of financial savings is affected by multiple variables, including our expectation of the timeliness of deployment across our existing network footprint. We revised our plan to bring 12,000 multi-mode base stations on-air by the end of 2012 to the first quarter of 2013. The deployment of multi-mode technology is managed by Sprint but dependent upon three primary OEMs, each of which has responsibility for a geographical territory across the United States. During the second half of 2012, we experienced delays with vendor execution, backhaul connectivity delays, shortages in equipment such as fiber cable and antennas, as well as other regulatory and environmental issues. However, we expect that we will recover from these delays and we are still forecasting to have the majority of the sites on-air by the end of 2013 with expected completion of Network Vision deployment by the middle of 2014.
The deployment related to changes in technology have resulted in incremental charges during the period of implementation of our multi-mode technology and Nextel platform decommissioning including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. In the first quarter of 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012 with the remaining sites to be taken off-air on June 30, 2013. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through the expected benefit period of the underlying assets through 2013 and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of progress in taking Nextel platform sites off-air and progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense. The amounts reflected as depreciation expense are dependent upon the expected useful lives of assets, which includes our expectation of the timing of assets to be phased out of service, and could result in further revision during the decommissioning period. The remaining net book value of Nextel platform assets as of December 31, 2012 was approximately $1.0 billion, which we expect to recognize as depreciation expense on an approximately ratable basis through June 30, 2013. We took approximately 9,600 cell sites off-air in 2012 which resulted in lease exit costs totaling approximately $196 million as of December 31, 2012. We expect to complete our shutdown of the Nextel platform on June 30, 2013. As a result, we expect to incur significant additional charges in the future under other tower lease agreements as we continue to take off-air Nextel platform sites as well as transition our existing backhaul architecture to a replacement technology for our remaining network sites.
We are also experiencing increased data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones, which has required additional capital expenditures of legacy 3G Sprint platform equipment (legacy equipment). As we deploy Network Vision, we intend to maximize the use of previously deployed legacy equipment when possible; however, based on our capacity needs during the implementation period of Network Vision, we expect additional legacy equipment expenditures that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment have been shortened, as compared to similar prior capital expenditures, which we also expect will contribute to an increase in depreciation expense. There is approximately $1.3 billion in net book value of legacy equipment currently in-service with shortened estimated useful lives, which is resulting in accelerated depreciation as of December 31, 2012. In addition, capital expenditures of approximately $205 million related to legacy equipment are included in construction in progress as of December 31, 2012, which we also expect to have a shortened estimated useful life when placed in-service. Furthermore, based on current estimates of increased data usage, we expect additional capital expenditures of legacy equipment until Network Vision is substantially complete.

RESULTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Wireless segment earnings	$4,147	$4,267	$4,531
Wireline segment earnings	649	800	1,090
Corporate, other and eliminations	7	5	12
Consolidated segment earnings	4,803	5,072	5,633
Depreciation and amortization	(6,543)	(4,858)	(6,248)
Other, net	(80)	(106)	20
Operating (loss) income	(1,820)	108	(595)
Interest expense	(1,428)	(1,011)	(1,464)
Equity in losses of unconsolidated investments, net	(1,114)	(1,730)	(1,286)
Other income (expense), net	190	(3)	46
Income tax expense	(154)	(254)	(166)
Net loss	$(4,326)	$(2,890)	$(3,465)
Consolidated segment earnings decreased $269 million, or 5%, in 2012 compared to 2011 and $561 million, or 10%, in 2011 compared to 2010. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.
Depreciation and Amortization Expense
Depreciation expense increased $1.8 billion, or 40%, in 2012 compared to 2011. The Network Vision deployment is resulting in incremental charges during the period of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which we expect to continue to have a material impact on our results of operations during 2013. In 2012, the incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $2.1 billion, of which the majority related to the Nextel platform. The increase related to accelerated depreciation was slightly offset by a net decrease in depreciation as a result of assets that became fully depreciated or were retired. We expect that the amount of accelerated depreciation in 2013 will be lower than 2012, primarily as a result of our initial phase of taking Nextel platform sites off-air which occurred within the first two quarters of 2012. Although we expect the amount of accelerated depreciation related to the Nextel platform to decline in 2013, we expect an increase in capital expenditures during the period of implementation of Network Vision, which is expected to result in an increase in depreciation expense over the next several years as those assets are placed in service. Depreciation expense decreased $619 million, or 12%, in 2011 compared to 2010 primarily due to the estimated useful life study of depreciable assets which reflected a reduction in the replacement rate of capital additions. This decline is partially offset by an increase due to assets placed in service as a result of capital expenditures related to capacity to support increased data usage by our subscribers.
Amortization expense declined $100 million, or 25%, in 2012 compared to 2011 primarily due to the absence of amortization for customer relationship intangible assets related to the 2006 acquisition of Nextel Partners, Inc. and the 2009 acquisition of Virgin Mobile USA, Inc. (Virgin Mobile), which became fully amortized in the second quarter 2011. Amortization expense declined $771 million, or 66%, in 2011 as compared to 2010, primarily due to the absence of amortization for customer relationship intangible assets related to the 2005 acquisition of Nextel which became fully amortized in the second quarter 2010 and Nextel Partners, Inc. and Virgin Mobile impacting 2011 as discussed above. Our remaining customer relationships are amortized using the sum-of-the-months'-digits method, resulting in higher amortization rates in early periods that decline over time.
Other, net
The following table provides additional information of items included in “Other, net” for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Severance and exit costs	$(196)	$(28)	$(8)
Asset impairments	(102)	(78)	(125)
Spectrum hosting contract termination	236	—	—
Gains from asset dispositions and exchanges	29	—	69
Other	(47)	—	84
Total	$(80)	$(106)	$20
Other, net changed $26 million, or 25%, in 2012 compared to 2011 and $126 million, or 630%, in 2011 compared to 2010. During 2012, we recognized severance and exit costs of $196 million as a result of lease exit costs associated with taking certain Nextel platform sites off-air in the second and third quarter 2012. We did not accrue lease exit costs for certain sites taken off-air in the second and third quarter of 2012 as these sites are subject to agreements under which we expect to continue to receive economic benefit for the remaining term. As a result of this factor, as well as the variability of factors that are used in the estimate of lease exit costs, the relationship of the costs recognized in the current quarter to the number of sites taken off-air is not necessarily indicative of future per-site charges as we complete our transition of Nextel customers and continue to take sites off-air. During 2011 we recognized severance and exit costs of $28 million associated with actions in the fourth quarter of 2011. During 2010 we recognized $8 million of severance and exit costs primarily related to exit costs incurred in the second and fourth quarter 2010 associated with vacating certain office space which is no longer being utilized. Asset impairments increased by $24 million, or 31%, in 2012 compared to 2011 and decreased $47 million, or 38%, in 2011 compared to 2010.
Asset impairments in the first quarter 2012, consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of a spectrum hosting arrangement in the first quarter 2012. Asset impairments of $18 million in the fourth quarter 2012 and all asset impairments in 2011 and 2010 primarily relate to assets that are no longer necessary for management's strategic plans and were primarily related to network asset equipment.
Spectrum hosting contract termination is due to the recognition of $236 million of the total $310 million paid by LightSquared in 2011 as operating income in "Other, net" due to the termination of our spectrum hosting arrangement with LightSquared. Additional information related to these items can be found in the Notes to the

Consolidated Financial Statements. Gains from asset dispositions and exchanges for 2012 and 2010 are primarily related to spectrum exchange transactions.
The amounts reflected in Other for 2012 consist of $45 million of hurricane-related costs and $19 million of expenses associated with business combinations offset by $17 million in benefits resulting from favorable developments relating to access cost disputes with certain exchange carriers. The amounts reflected in "Other" in 2010 were primarily related to benefits resulting from favorable developments relating to access cost disputes with certain exchange carriers.
Interest Expense
Interest expense increased $417 million, or 41%, in 2012 as compared to 2011, primarily due to increased weighted average long-term debt balances as a result of 2011 and 2012 debt issuances partially offset by 2011 and 2012 debt repayments (see Notes to the Consolidated Financial Statements for details on debt issuances and repayments), in addition to increased effective interest rates combined with reductions in the amount of interest capitalized primarily related to spectrum licenses. We expect interest capitalization related to spectrum licenses not previously utilized to continue to decline as a substantial portion of the value of our spectrum licenses used for Network Vision are now ready for use. Interest expense decreased $453 million, or 31%, in 2011 as compared to 2010 primarily due to a $400 million increase in the amount of interest capitalized. The increase in capitalized interest was related to our plan to deploy certain spectrum licenses as part of Network Vision that were not previously utilized. The reduction in interest expense also includes a decrease of $115 million as a result of the repayment of $1.65 billion of Sprint Capital Corporation 7.625% senior notes in January 2011. The decrease was partially offset by increases in interest expense of $54 million as a result of the November 2011 Sprint Nextel Corporation issuance of $1 billion in principal of 11.50% senior notes due 2021 and $3 billion in principal of 9.00% guaranteed notes due 2018. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $22.0 billion, $19.1 billion, and $20.6 billion was 7.8%, 7.4%, and 7.2% for 2012, 2011 and 2010, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments, net
Clearwire owns and operates a next generation mobile broadband network that provides high-speed residential and mobile Internet access services and residential voice services in communities throughout the country. On December 17, 2012, Sprint entered into a definitive agreement with Clearwire Corporation to acquire the remaining interest Sprint does not currently own for $2.97 per share for a total payment of approximately $2.2 billion to Clearwire Corporation shareholders.
Equity in losses of unconsolidated investments primarily consists of our proportionate share of losses from our equity method investments. Equity in losses associated with our investment in Clearwire consists of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, Sprint's impairment, if any, of its investment in Clearwire, and other items recognized by Clearwire Corporation that do not effect Sprint's economic interest. Equity in losses from Clearwire were $1.1 billion, $1.7 billion, and $1.3 billion for 2012, 2011 and 2010, respectively. Equity in losses from Clearwire for 2012, 2011 and 2010 include charges of approximately $41 million, $361 million and $97 million, respectively, which are associated with Clearwire's write-off of certain network and other assets that no longer meet their strategic plans.
The years ended December 31, 2012 and 2011 also include a $204 million and $135 million, respectively, pre-tax impairment reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value. In addition, the year ended December 31, 2011 also includes a dilution loss of approximately $27 million associated with the fourth quarter reduction of our non-controlling economic interest related to Clearwire's equity issuance.
Other income (expense), net
Other income (expense), net changed $193 million in 2012 as compared to 2011 primarily as a result of an increase in interest income from the additional promissory note received from Clearwire in January 2012 as well as gains on our early retirement of all of our remaining Nextel Communications, Inc. notes. The change of $49 million in 2011 as compared to 2010 was primarily a result of losses on early retirement of debt in 2011 due to the redemption of all of our remaining Sprint Capital Corporation 8.375% senior notes.

Income Tax Expense
The consolidated effective tax rate was an expense of approximately 4%, 10% and 5% in 2012, 2011, and 2010, respectively. The income tax expense for 2012, 2011, and 2010 is primarily attributable to taxable temporary differences from amortization of FCC licenses and includes a $1.8 billion, $1.2 billion, and $1.4 billion net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. The income tax expense for 2012 also includes a $69 million tax benefit resulting from the resolution of various federal and state income tax uncertainties. The income tax expense for 2011 also includes a $59 million expense resulting from changes in corporate state income tax laws. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

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
As shown by the table above under “Results of Operations,” Wireless segment earnings represented approximately 86% of our total consolidated segment earnings as of December 31, 2012. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU). Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform postpaid offerings. Most recently, our decision to shut-down the Nextel platform has accelerated the loss of subscribers on that platform; however, we have focused our efforts on recapturing these subscribers on our Sprint platform. In addition, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience. We have also introduced new devices, including the iPhone® in the fourth quarter of 2011 and the iPad® in the fourth quarter of 2012, improving our overall lineup and providing a competitive portfolio for customer selection, as well as competitive rate plans providing simplicity and value, which have contributed to an increase in net equipment subsidy costs.
The Company has significantly improved net postpaid subscriber results on the Sprint platform subsequent to the first quarter 2009 as a result of the actions taken, including the recapture of Nextel platform subscribers. In conjunction with Network Vision, the Company continues to focus on the growth of the Sprint platform including the targeted retention of Nextel platform subscribers through competitive offerings on the Sprint platform, which includes Sprint Direct Connect. As a result of our plans and increased competition for these subscribers, we expect that subscriber churn on the Nextel platform, both postpaid and prepaid, will increase through the shut-down period of the Nextel platform. Although the Company continues to experience net losses of Nextel platform postpaid subscribers, beginning in 2010, wireless service revenue has increased primarily as a result of growth in subscribers from our prepaid business as well as increased postpaid ARPU and subscribers on the Sprint platform.

The following table provides an overview of the results of operations of our Wireless segment for each of the three years ended December 31, 2012.

	Year Ended December 31,
Wireless Earnings	2012	2011	2010
	(in millions)
Sprint platform	$22,264	$20,052	$18,339
Nextel platform	1,455	2,582	3,582
Total postpaid	23,719	22,634	21,921
Sprint platform	4,380	3,325	1,617
Nextel platform	525	1,170	2,139
Total prepaid	4,905	4,495	3,756
Retail service revenue	28,624	27,129	25,677
Wholesale, affiliate and other revenue	483	261	217
Total service revenue	29,107	27,390	25,894
Cost of services (exclusive of depreciation and amortization)	(9,017)	(8,907)	(8,288)
Service gross margin	20,090	18,483	17,606
Service gross margin percentage	69%	67%	68%
Equipment revenue	3,248	2,911	2,703
Cost of products	(9,905)	(8,057)	(6,965)
Equipment net subsidy	(6,657)	(5,146)	(4,262)
Equipment net subsidy percentage	(205)%	(177)%	(158)%
Selling, general and administrative expense	(9,286)	(9,070)	(8,813)
Wireless segment earnings	$4,147	$4,267	$4,531
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue increased $1.5 billion, or 6%, in 2012 as compared to 2011 and increased $1.5 billion, or 6% in 2011 as compared to 2010. The increase in retail service revenue in 2012 as compared to 2011 reflects an increase in Sprint platform postpaid service revenue related to our $10 premium data add-on charge required for all smartphones and continued popularity of unlimited and bundled plans, combined with increases in roaming and other fees. The increase was also driven by continued subscriber growth from our Assurance Wireless brand as well as a growing number of subscribers on our remaining prepaid brands who are choosing higher rate plans as a result of the increased availability of smartphones. The majority of the increase in 2011 as compared to 2010 was primarily driven by an increase in postpaid service revenue related to the $10 premium data add-on charge for smartphones and greater popularity of unlimited and bundled plans, combined with other fee increases including an increase in our handset protection plan. The increase was also driven by attracting more subscribers to our Boost and Virgin Mobile prepaid brands who chose higher rate plans to take advantage of international offerings as well as the increased availability of smartphones and increased subscribers from new market launches for our Assurance Wireless brand.

Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $222 million, or 85%, for 2012 as compared to 2011, and increased $44 million, or 20%, for 2011 as compared to 2010. The majority of the increase in 2012 as compared to 2011 and 2011 as compared to 2010 was a result of growth in our MVNO's reselling prepaid services. Specifically, growth in subscribers on the Lifeline program offered through our MVNO's reselling prepaid services, which is similar to our Assurance Wireless offering, contributed to revenue growth. Approximately 33% of our wholesale and affiliate subscribers represent a growing number of connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these customers is also lower resulting in a higher profit margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and ARPU for the years ended December 31, 2012, 2011 and 2010. Additional information about the number of subscribers, net additions to subscribers, ARPU, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2010 may be found in the tables on the following pages.

	Year Ended December 31,
	2012	2011	2010
	(subscribers in thousands)
Average postpaid subscribers	32,462	32,935	33,249
Average prepaid subscribers	15,291	13,672	11,272
Average retail subscribers	47,753	46,607	44,521
ARPU(1):
Postpaid	$60.84	$57.27	$54.94
Prepaid	$26.72	$27.40	$27.76
Average retail	$49.92	$48.51	$48.06
 ___________________

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

Postpaid ARPU for 2012 increased as compared to 2011 primarily due to increased revenues from the $10 premium data add-on charges for all smartphones and increases in roaming and other fees. Postpaid ARPU for 2011 increased as compared to 2010 due to increased revenues from the $10 premium data add-on charges for all smartphones and fee increases in our handset protection plan.
Prepaid ARPU declined for 2012 compared to 2011 and for 2011 compared to 2010 primarily as a result of net additions of our Assurance Wireless brand whose subscribers carry a lower ARPU, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans to take advantage of international offerings and the increased availability of smartphones. Average retail ARPU increased for 2012 compared to 2011 primarily as a result of the increased postpaid ARPU which was partially offset by an increased weighting of average prepaid subscribers to average retail subscribers which carry a lower ARPU. Average retail ARPU increased for 2011 compared to 2010 primarily as a result of the increased postpaid ARPU which was partially offset by an increased weighting of average prepaid subscribers to total subscribers which carry a lower ARPU.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers as of the end of each quarterly period for the past twelve quarters, and (c) end of period connected device subscribers.

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	(131)	136	276	453	253	226	265	539	263	442	410	401
Prepaid	392	638	1,171	1,414	1,406	1,149	839	899	870	451	459	525
Wholesale and affiliates	155	166	280	393	389	519	835	954	785	388	14	(243)
Total Sprint platform	416	940	1,727	2,260	2,048	1,894	1,939	2,392	1,918	1,281	883	683
Nextel platform:
Postpaid	(447)	(364)	(383)	(395)	(367)	(327)	(309)	(378)	(455)	(688)	(866)	(644)
Prepaid	(44)	(465)	(700)	(768)	(560)	(475)	(354)	(392)	(381)	(310)	(440)	(376)
Total Nextel platform	(491)	(829)	(1,083)	(1,163)	(927)	(802)	(663)	(770)	(836)	(998)	(1,306)	(1,020)

Total retail postpaid	(578)	(228)	(107)	58	(114)	(101)	(44)	161	(192)	(246)	(456)	(243)
Total retail prepaid	348	173	471	646	846	674	485	507	489	141	19	149
Total wholesale and affiliate	155	166	280	393	389	519	835	954	785	388	14	(243)
Total Wireless	(75)	111	644	1,097	1,121	1,092	1,276	1,622	1,082	283	(423)	(337)
End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(4)	26,581	26,717	26,993	27,446	27,699	27,925	28,190	28,729	28,992	29,434	29,844	30,245
Prepaid	5,361	5,999	7,121	8,535	9,941	11,090	11,929	12,828	13,698	14,149	14,608	15,133
Wholesale and affiliates(3)(4)	3,633	3,799	4,128	4,521	4,910	5,429	6,264	7,218	8,003	8,391	8,405	8,162
Total Sprint platform	35,575	36,515	38,242	40,502	42,550	44,444	46,383	48,775	50,693	51,974	52,857	53,540
Nextel platform:
Postpaid	6,808	6,444	6,061	5,666	5,299	4,972	4,663	4,285	3,830	3,142	2,276	1,632
Prepaid	5,675	5,210	4,510	3,742	3,182	2,707	2,353	1,961	1,580	1,270	830	454
Total Nextel platform	12,483	11,654	10,571	9,408	8,481	7,679	7,016	6,246	5,410	4,412	3,106	2,086
Total retail postpaid(4)	33,389	33,161	33,054	33,112	32,998	32,897	32,853	33,014	32,822	32,576	32,120	31,877
Total retail prepaid	11,036	11,209	11,631	12,277	13,123	13,797	14,282	14,789	15,278	15,419	15,438	15,587
Total wholesale and affiliates(3)(4)	3,633	3,799	4,128	4,521	4,910	5,429	6,264	7,218	8,003	8,391	8,405	8,162
Total Wireless	48,058	48,169	48,813	49,910	51,031	52,123	53,399	55,021	56,103	56,386	55,963	55,626
Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	612	630	660	702	715	727	762	783	791	809	817	813
Wholesale and affiliates	1,730	1,765	1,824	1,860	1,883	1,920	1,956	2,077	2,217	2,361	2,542	2,670
Total	2,342	2,395	2,484	2,562	2,598	2,647	2,718	2,860	3,008	3,170	3,359	3,483
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

(2)	Reflects the third quarter 2010 transfer of 49,000 wholesale and affiliates subscribers from prepaid as a result of a sale and transfer of customers to an affiliate.

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these customers access to our network through our MVNO relationships, approximately 822,000 subscribers at December 31, 2012 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended December 31, 2012.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period for the past twelve quarters,
(b) our recapture of Nextel platform subscribers that deactivated but remained as customers on the Sprint platform, and (c) our postpaid and prepaid ARPU as of the end of each quarter.

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.14%	1.82%	1.91%	1.84%	1.78%	1.72%	1.91%	1.99%	2.00%	1.69%	1.88%	1.98%
Prepaid	5.07%	4.81%	4.06%	3.63%	3.41%	3.25%	3.43%	3.07%	2.92%	3.16%	2.93%	3.02%
Nextel platform:
Postpaid	2.21%	1.97%	2.00%	1.93%	1.95%	1.92%	1.91%	1.89%	2.09%	2.56%	4.38%	5.27%
Prepaid	6.34%	6.43%	6.97%	7.37%	6.94%	7.29%	7.02%	7.18%	8.73%	7.18%	9.39%	9.79%

Total retail postpaid	2.15%	1.85%	1.93%	1.86%	1.81%	1.75%	1.91%	1.98%	2.01%	1.79%	2.09%	2.18%
Total retail prepaid	5.74%	5.61%	5.32%	4.93%	4.36%	4.14%	4.07%	3.68%	3.61%	3.53%	3.37%	3.30%

Nextel platform subscriber recaptures
Rate(2):
Postpaid	15%	17%	23%	28%	27%	27%	27%	39%	46%	60%	59%	51%
Prepaid	11%	16%	21%	25%	27%	21%	21%	25%	23%	32%	34%	50%
Subscribers(3):
Postpaid	88	85	114	137	124	113	103	168	228	431	516	333
Prepaid	137	204	270	296	260	171	141	152	137	143	152	188

ARPU
Sprint platform:
Postpaid	$56.88	$56.84	$56.80	$57.53	$58.52	$59.07	$60.20	$61.22	$62.55	$63.38	$63.21	$63.04
Prepaid	$18.30	$20.38	$22.37	$24.16	$25.76	$25.53	$25.35	$25.16	$25.64	$25.49	$26.19	$26.30
Nextel platform:
Postpaid	$47.34	$46.88	$46.08	$44.74	$44.35	$43.68	$42.78	$41.91	$40.94	$40.25	$38.65	$37.27
Prepaid	$35.67	$35.85	$34.54	$35.07	$35.46	$34.63	$35.62	$34.91	$35.68	$37.20	$34.73	$35.59

Total retail postpaid	$54.89	$54.85	$54.78	$55.26	$56.17	$56.67	$57.65	$58.59	$59.88	$60.88	$61.18	$61.47
Total retail prepaid	$27.49	$27.98	$27.62	$27.95	$28.39	$27.53	$27.19	$26.62	$26.82	$26.59	$26.77	$26.69
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

(2)
Represents the recapture rate defined as the Nextel platform postpaid or prepaid subscribers, as applicable, that switched from the Nextel platform during each period but activated service on the Sprint platform over the total Nextel platform subscriber deactivations in the period for postpaid and prepaid, respectively.

(3)
Represents the Nextel platform postpaid and prepaid subscribers, as applicable, that switched from the Nextel platform during each period but remained with the Company as subscribers on the Sprint platform. Subscribers that deactivate service on the Nextel platform and activate service on the Sprint platform are included in the Sprint platform net additions for the applicable period.

Subscriber Results
In the first quarter of 2012, we formalized our plan to decommission the Nextel platform as part of Network Vision and expect to shut-down the Nextel platform by June 30, 2013. During 2012, we focused our efforts on recapturing Nextel platform subscribers to our ongoing Sprint platform. As a result of these efforts, we successfully recaptured 55% and 33% of the postpaid and prepaid subscribers, respectively, that deactivated service from the Nextel platform during 2012. As of December 31, 2012, we had approximately 2.1 million subscribers remaining on the Nextel platform. We expect to recapture approximately 30-40% of the remaining Nextel platform subscribers on the Sprint platform. Accordingly, as we execute on the planned shut-down of the Nextel platform, we will continue to experience subscriber losses on the Nextel platform through June 30, 2013, the end of life of the Nextel platform. In addition to our focused effort on Nextel platform recaptures, we will continue to focus on the retention of existing Sprint platform subscribers as well as the acquisition of profitable subscribers to achieve growth on the Sprint platform.
The following sections, Sprint Platform Subscribers and Nextel Platform Subscribers, discuss the subscriber results by platform for each annual period in the three-year period ended December 31, 2012. This information should be read in conjunction with the prior section titled Average Monthly Service Revenue per Subscriber and Subscriber Trends.
Sprint Platform Subscribers
Retail Postpaid — During 2012, we added approximately 1.5 million net postpaid subscribers, as compared to adding 1.3 million and 734,000 net postpaid subscribers in 2011 and 2010, respectively. Of the 1.5 million additions in 2012, substantially all represented postpaid subscribers that deactivated service on the Nextel platform primarily associated with our planned shut-down of that network. Our increase in net postpaid subscribers in 2011 as compared to 2010 is primarily related to increased subscriber gross additions. Our net postpaid subscriber additions for 2011 and 2010 include approximately 508,000 and 424,000 postpaid subscribers that were previously on the Nextel platform, respectively.
Retail Prepaid — During 2012, we added 2.3 million net prepaid subscribers, as compared to adding 4.3 million and 3.6 million net prepaid subscribers in 2011 and 2010, respectively. Our decrease in net prepaid additions in 2012 as compared to 2011 was primarily due to a decline in gross subscriber additions on Assurance Wireless due to lower response rates and a lower customer application approval rate resulting from complexities associated with new federal regulations as well as an increase in churn primarily related to FCC mandated efforts to remove duplicate Lifeline accounts between carriers. Our increase in net prepaid additions in 2011 as compared to 2010 was primarily attributable to net additions from the Assurance Wireless brand primarily as a result of new market launches and increased advertising and promotions. Our net prepaid subscriber additions for 2012, 2011 and 2010 include approximately 620,000, 724,000, and 907,000 prepaid subscribers that were previously on the Nextel platform, respectively.
The federal Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must re-certify as to those requirements annually. New regulations in 2012, which impact all Lifeline carriers, impose stricter rules on the subscriber eligibility requirements and re-certification. These new regulations also required a one-time re-certification of the entire June 1, 2012 subscriber base by December 31, 2012. Subscribers who failed to respond by December 31, 2012 are subject to our prepaid churn rules as described below (or 365 days in a limited number of states). However, subscribers can re-apply prior to being deactivated and also have the ability to receive by-the-minute service at their own expense. As a result, we expect deactivations of approximately 1.3 to 1.4 million subscribers, representing approximately 30% of ending period Assurance subscribers as of December 31, 2012, which is expected to primarily impact prepaid churn for the second quarter 2013. Although we expect a significant reduction in Assurance subscribers as a result of the one-time recertification process, our rate of recertification of existing subscribers is consistent with our historical recertification rates.
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
Wholesale and Affiliate — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 8.2 million total subscribers included in wholesale and affiliates, approximately 33% represent connected devices. Wholesale and affiliate subscriber net additions were 944,000 during 2012 as compared to 2.7 million and 994,000 in 2011 and 2010, respectively, inclusive of net additions of connected devices totaling 593,000, 217,000, and 152,000 during 2012, 2011, and 2010, respectively. Wholesale and affiliate subscriber net additions declined by 1.8 million during 2012 as compared to 2011 and increased 1.7 million during 2011 as compared to 2010. The decline in wholesale and affiliate subscriber net additions during 2012 as compared to 2011 was primarily attributable to reduced subscriber net additions from the Lifeline programs offered by our MVNO's selling prepaid services as well as targeted efforts by our wholesale customers to eliminate inactive accounts. The decrease in net additions to the Lifeline programs offered by our MVNO's is primarily affected by the new federal regulations, similar to the impact on our Assurance Wireless brand in "Retail Prepaid" above. We expect the new federal regulations related to the Lifeline programs will result in additional deactivations during 2013. The increase in wholesale and affiliate subscriber net additions during 2011 as compared to 2010 was primarily driven by net additions from the Lifeline program offered through our MVNO's reselling prepaid services.
Nextel Platform Subscribers
During 2012, our postpaid subscriber base was reduced by approximately 2.7 million, of which approximately 1.5 million were recaptured on the Sprint platform. We plan to retain Nextel platform push-to-talk subscribers by providing competitive offerings on the Sprint platform, which includes offerings on our multi-mode network, such as Sprint Direct Connect. During 2012, our prepaid subscriber base was reduced by 1.5 million, of which approximately 620,000 were recaptured on the Sprint platform, as we continued the trend of prepaid subscriber losses. We expect to continue a trend of net postpaid and prepaid subscriber losses on the Nextel platform through the June 30, 2013 shut-down period.
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
Cost of services increased $110 million, or 1%, in 2012 compared to 2011, reflecting an increase in rent expense primarily due to the cell site leases renegotiated in 2011 in connection with Network Vision and higher backhaul costs primarily due to increased capacity. These increases were partially offset by a decrease in payments to third-party vendors for use of their proprietary data applications and premium services as a result of more favorable rates provided by contract renegotiations and a decline in long distance network costs as a result of lower market rates. In addition, service and repair costs decreased due to a decline in the volume and frequency of repairs, which is slightly offset by an increase in the cost per unit of devices utilized for service and repair due to the growth in smartphone popularity. As we achieved the 2012 plan to take 9,600 Nextel platform cell sites off-air, utility, backhaul and rent expense related to these sites began to decline in the last half of 2012. Further reductions are expected in the second half of 2013 as we expect to recognize the full amount of lease exit costs associated with the shut-down of the remaining Nextel platform cell sites by June 30, 2013.
Cost of services increased $619 million, or 7%, in 2011 as compared to 2010 primarily reflecting increased roaming due to higher Clearwire MVNO data usage. In addition, higher service and repair costs were incurred driven by the increase in the cost per unit of new and used devices due to the growth in smartphone popularity. These increases were partially offset by a decrease in long distance network costs as a result of lower market rates and a decline in payments to third-party vendors for use of their proprietary data applications and premium services as a result of contract renegotiations, providing more favorable rates.
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
Cost of products includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from the equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. We also make incentive payments to certain indirect dealers, who purchase the iPhone® directly from Apple. Those payments are recognized as selling, general and administrative expenses when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.)
Equipment revenue increased $337 million, or 12%, in 2012 compared to 2011 and cost of products increased $1.8 billion, or 23%, in 2012 compared to 2011. The increase in both equipment revenue and cost of products is primarily due to a higher average sales price and cost per device sold for postpaid and prepaid devices, particularly driven by the introduction of the more expensive iPhone to postpaid and prepaid subscribers, partially offset by a decline in the number of postpaid and prepaid devices sold. Equipment revenue increased $208 million, or 8%, in 2011 compared to 2010 and cost of products increased $1.1 billion, or 16%, in 2011 compared to 2010 primarily due to a higher average sales price and cost per device sold for both postpaid and prepaid devices in addition to an overall increase in the number of prepaid devices sold, partially offset by a decline in the number of postpaid devices sold. As a result of a growing number of postpaid and prepaid subscribers moving to smartphone devices, we expect the trend of increased equipment net subsidy to continue.
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
Sales and marketing expense was $5.3 billion, an increase of $165 million, or 3%, in 2012 from 2011 and $5.1 billion, an increase of $246 million, or 5%, in 2011 from 2010. The increase in sales and marketing expenses for the year ended December 31, 2012 as compared to the prior period is primarily due to increased reimbursements for point-of-sale discounts for iPhones of $238 million, which are directly sourced by distributors from Apple and accounted for as sales expense, partially offset by a reduction in commissions expense resulting from a shift in channel mix combined with our decrease in subscriber gross additions. Point-of-sale discounts are included in the determination of equipment net subsidy when we purchase and resell devices. The increase in sales and marketing expenses for the year ended December 31, 2011 as compared to the prior period was also due to reimbursements for point-of-sale discounts for iPhones, introduced in fourth quarter of 2011, as well as the additional costs associated with our increase in subscriber gross additions, slightly offset by a decrease in media spend.
General and administrative costs were approximately $4.0 billion in both 2012 and 2011 with an increase of $51 million in 2012 from 2011 and $11 million in 2011 from 2010. The majority of the increase in general and administrative costs for the year ended December 31, 2012 reflects higher employee-related costs, offset by a decrease in customer care costs primarily due to lower call volumes. The increase for the year ended December 31, 2011 reflects an increase in bad debt expense partially offset by a reduction in customer care costs as well as reductions in prepaid integration costs incurred in 2010 associated with our business acquisitions. The continued improvement in customer care costs is largely attributable to customer care quality initiatives and price plan simplification that have resulted in a reduction in calls per subscriber, which allowed for further optimization of call center resources. Bad debt expense was $541 million for the year ended December 31, 2012, representing an $11 million decrease as compared to bad debt expense of $552 million in 2011. For the year ended December 31, 2011, bad debt expense increased $129 million as compared to bad debt expense of $423 million in 2010, reflecting an increase in the aging of accounts receivable outstanding greater than 60 days combined with an increase in the average write-off per account. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. Our mix of prime postpaid subscribers to total postpaid subscribers was 82% as of December 31, 2012 and 2011.

Segment Earnings - Wireline
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For 2013, we expect wireline segment earnings to decline by approximately $80 to $120 million to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. This decline in wireline segment earnings related to intercompany pricing will not affect our consolidated results of operations as our Wireless segment will benefit from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
Wireline Earnings	2012	2011	2010
	(in millions)
Voice	$1,627	$1,915	$2,249
Data	398	460	519
Internet	1,781	1,878	2,175
Other	75	73	97
Total net service revenue	3,881	4,326	5,040
Cost of services and products	(2,781)	(3,005)	(3,319)
Service gross margin	1,100	1,321	1,721
Service gross margin percentage	28%	31%	34%
Selling, general and administrative expense	(451)	(521)	(631)
Wireline segment earnings	$649	$800	$1,090

Wireline Revenue
Voice Revenues
Voice revenues decreased $288 million, or 15%, in 2012 as compared to 2011 and $334 million, or 15%, in 2011 as compared to 2010. The 2012 decrease was primarily driven by overall price declines of which $174 million was related to the decline in prices for the sale of services to our Wireless segment as well as volume declines due to customer churn. The 2011 decrease was also primarily driven by volume declines due to customer churn as well as overall price declines. Voice revenues generated from the sale of services to our Wireless segment represented 32% of total voice revenues in 2012 as compared to 34% in 2011 and 33% in 2010.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line, and also includes ATM, frame relay and managed network services bundled with non-IP data access. Data revenues decreased $62 million, or 13%, in 2012 as compared to 2011 and $59 million, or 11%, in 2011 as compared to 2010 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services in each of those periods. Data revenues generated from the provision of services to the Wireless segment represented 44% of total data revenue in 2012 as compared to 35% in 2011 and 27% in 2010.
Internet Revenues
Internet revenues reflect sales of IP-based data services, including MPLS, VoIP and SIP and managed services bundled with IP-based data access. Internet revenues decreased $97 million, or 5%, in 2012 from 2011 and $297 million, or 14%, in 2011 from 2010. Certain cable MSO's have decided to in-source their digital voice products resulting in a $98 million decrease in 2012 as compared to 2011. The 2011 decrease was primarily due to the in-sourcing of their digital voice products by certain cable MSO's, combined with a decline in prices related to the sale of services to our Wireless segment. Internet revenues generated from the provision of services to the Wireless segment represented 11% of total Internet revenues in 2012 as compared to 8% in 2011 and 10% in 2010.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased by $2 million, or 3% in 2012 as compared to 2011 and decreased $24 million, or 25%, in 2011 as compared to 2010 as a result of fewer projects in 2011.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $224 million, or 7%, in 2012 from 2011 and $314 million, or 9%, in 2011 from 2010. The decrease in 2012 and 2011 was primarily due to lower access expense as a result of savings initiatives and declining voice, data and Internet volumes. Service gross margin percentage decreased from 34% in 2010 to 31% in 2011 and further decreased to 28% in 2012 as a result of a decrease in net service revenue partially offset by a decrease in costs of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $70 million, or 13%, in 2012 as compared to 2011 and $110 million, or 17%, in 2011 as compared 2010. The decrease in 2012 and 2011 was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in 2012 and 2011 and 13% in 2010.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net cash provided by operating activities	$2,999	$3,691	$4,815
Net cash used in investing activities	(6,375)	(3,443)	(2,556)
Net cash provided by (used in) financing activities	4,280	26	(905)
Net change in cash	$904	$274	$1,354
Operating Activities
Net cash provided by operating activities of $3.0 billion in 2012 decreased $692 million from the same period in 2011. The decrease resulted from increases in vendor and labor-related payments of $1.5 billion, which primarily related to an increase in the average cost of postpaid and prepaid devices sold and increased cash paid for interest of $339 million primarily due to an increase in the weighted average long-term debt balance and effective interest rate. This was partially offset by increased cash received from customers of $1.1 billion primarily due to increases in postpaid ARPU and total net subscribers. Included in our vendor and labor related payments was $108 million in pension contribution payments made during 2012.
Net cash provided by operating activities of $3.7 billion in 2011 decreased by $1.1 billion from the same period in 2010. The decrease resulted from an increase in vendor and labor-related payments of $2.6 billion, which primarily related to an increase in the average cost of postpaid and prepaid devices sold and related increases in inventory, increased roaming due to higher 3G and 4G data usage, as well as $136 million in pension contribution payments. This was offset by $1.2 billion of increased cash received from customers primarily due to increases in total subscriber net additions and $310 million received for spectrum hosting. In addition, cash paid for interest decreased by $430 million, of which $395 million was associated with interest capitalization as a result of Network Vision and was reflected as an investing activity.
Investing Activities
Net cash used in investing activities for 2012 increased by $2.9 billion from 2011, primarily due to increases of $2.4 billion in purchases of short-term investments and $1.1 billion in capital expenditures, partially offset by an increase of $533 million in proceeds from sales and maturities of short-term investments. Increases in capital expenditures were primarily related to Network Vision spend, partially offset by reductions to legacy equipment spend. We also recognized $128 million in the form of a note receivable from Clearwire in 2012 as a result of the additional investment provided through our amended agreement in the fourth quarter 2011. In addition, we purchased Clearwire Corporation Class A Common Stock and Clearwire Communications LLC Class B Interests from Eagle River for $100 million in December 2012.
Net cash used in investing activities for 2011 increased by $887 million from 2010, due to increases of $480 million in purchases of short-term investments and $1.2 billion in capital expenditures. Increases in capital expenditures are related to the addition of data capacity to our wireless networks and Network Vision and also include $395 million due to the recognition of capitalized interest on qualifying activities associated with Network Vision primarily related to the carrying value of spectrum licenses not yet placed in service. These increases in use of cash were offset by increases of $825 million in proceeds from sales and maturities of short-term investments and a decrease of $201 million in expenditures associated with our obligations under the FCC Report and Order. In 2012 we also received $135 million in reimbursements from the mobile satellite service (MSS) entrants for their pro rata portion of our costs of clearing a portion of the 1.9 GHz spectrum. In addition, during the fourth quarter 2011, Sprint invested an additional $331 million in Clearwire as a result of an amendment to our agreements and Clearwire's successful offering of additional Class A shares to the market.
Financing Activities
Net cash provided by financing activities was $4.3 billion during 2012. During 2012, the Company issued debt for senior notes, guaranteed notes, convertible bonds, and had drawdowns on the secured equipment credit facility totaling, in the aggregate, approximately $9.2 billion and redeemed the remaining Nextel

Communications, Inc. senior notes of approximately $4.8 billion (see "Liquidity and Capital Resources -Liquidity"). In addition, we incurred $134 million of debt financing costs in 2012.
Net cash provided by financing activities was $26 million during 2011. During 2011, the Company repaid certain debt obligations, including $1.65 billion of Sprint Capital Corporation 7.625% senior notes, the early redemption of $2.0 billion of Sprint Capital Corporation 8.375% senior notes and repayment of $250 million of the $750 million Export Development Canada (EDC) Facility. The reductions in debt obligations were offset by proceeds from issuances of $1.0 billion of 11.5% senior notes due 2021 and $3.0 billion of 9% guaranteed notes due 2018 in a private placement in November 2011. We also paid $86 million for debt financing costs associated with our November 2011 debt issuances and fourth quarter credit facility amendments.
Net cash used in financing activities was $905 million during 2010. Activities in 2010 included a $750 million debt payment in June 2010 and a $51 million payment for debt financing costs associated with our revolving credit facility. In addition, in the fourth quarter 2010, we exercised an option to terminate our relationship with a variable interest entity, which resulted in the repayment of financing, capital lease and other obligations of $105 million.
We received $29 million, $18 million and $8 million in 2012, 2011 and 2010, respectively, in proceeds from common share issuances, primarily resulting from exercises of employee options.
Working Capital
As of December 31, 2012, we had working capital of $4.9 billion compared to $3.8 billion as of December 31, 2011. The increase in working capital is primarily due to net debt proceeds of $4.4 billion consisting of approximately $9.2 billion in debt issuances offset by debt repayments of approximately $4.8 billion. This increase was partially offset by increases in accounts payable, increases in accrued expenses and other current liabilities, and increases to the current portion of long-term debt. The remaining change is primarily related to other activity in current assets during 2012.
Available Liquidity
As of December 31, 2012, our liquidity, including cash, cash equivalents, short-term investments, and available borrowing capacity under our revolving credit facility was $9.5 billion. Our cash, cash equivalents and short-term investments totaled $8.2 billion as of December 31, 2012 compared to $5.6 billion as of December 31, 2011. As of December 31, 2012, approximately $925 million in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the Report and Order to reconfigure the 800 MHz band. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $1.3 billion of borrowing capacity available under our revolving bank credit facility as of December 31, 2012. In addition, as of December 31, 2012, up to $204 million was available through May 31, 2013 under the first tranche of our secured equipment credit facility described below, although the use of such funds is limited to equipment-related purchases from Ericsson. On February 28, 2013 we entered into a new $2.8 billion unsecured revolving credit facility that expires in February 2018. This new credit facility replaced the $2.2 billion revolving credit facility that was due to expire in October 2013. The new facility includes approximately $925 million of letters of credit outstanding, resulting in approximately $1.9 billion of available borrowing capacity under this facility.
Strategic Initiatives
Apple Contract
Our commitment with Apple to purchase a minimum number of smartphones, which on average, carry a higher subsidy per unit than other smartphones we sell, has had, and will continue to have, an expected increase in cash outflow and reduction in operating income in the earlier years of the contract until such time as we may recover the acquisition costs through subscriber revenue consistent with our initial forecast when we launched the iPhone. We continue to believe the effect of the iPhone, given the significance of its expected positive effect on gross additions and upgrades, will reduce contribution margin in the near term. These estimates are subject to significant judgment and include assumptions such as product mix, expected improvements in customer churn, and smartphone sales volume, which are difficult to predict and actual results may differ significantly compared to our estimates.

Network Capital Expenditures
In October 2011, we announced our intention to accelerate the timeline associated with Network Vision. In addition to Network Vision, we are currently experiencing rapid growth in data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones, which requires additional capital for legacy equipment to meet our customers' needs and to maintain customer satisfaction. Our accelerated timeline coupled with our capital needs to maintain and operate our existing infrastructure are expected to require substantial amounts of additional capital expenditures during the period of deployment. In addition to our expectation of increased capital expenditures, we also expect network operating expenditures to increase during the Network Vision deployment period, as well as expected cash requirements to meet existing obligations associated with the decommissioning of the Nextel platform.
SoftBank Transaction
On October 15, 2012, we entered into the Merger Agreement for the SoftBank Merger. In addition, on October 15, 2012, Sprint and SoftBank entered into the Bond Agreement.
Bond Agreement
Pursuant to the Bond Agreement, on October 22, 2012, Sprint issued a convertible bond (Bond) to New Sprint with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019, which is convertible into 590,476,190 shares of Sprint common stock at $5.25 per share, or approximately 16.4% upon conversion of the Bond (based on Sprint common shares outstanding as of December 31, 2012), subject to adjustment in accordance with the terms of the Bond Agreement. Interest on the Bond will be due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. Upon receipt of regulatory approval, the Bond will be converted into Sprint shares immediately prior to consummation of the SoftBank Merger and may not otherwise be converted prior to the termination of the Merger Agreement. Conversion of the Bond is subject in any case to receipt of any required approvals and, subject to certain exceptions, receipt of waivers under the Company's existing credit facilities. Subject to certain exceptions, SoftBank may not transfer the Bond without Sprint's consent.
Merger Agreement
Upon consummation of the SoftBank Merger, which is subject to various conditions, including Sprint stockholder and regulatory approval, SoftBank will fund New Sprint with additional capital of approximately $17.0 billion, of which approximately $12.1 billion will be distributed to Sprint stockholders as merger consideration with the remaining $4.9 billion held in the cash balance of New Sprint for general corporate purposes, including but not limited to the Clearwire Acquisition. Pursuant to the terms and subject to the conditions described in the Merger Agreement, upon consummation of the SoftBank Merger, outstanding shares of Sprint common stock, except as otherwise provided for in the Merger Agreement, will be converted, at the election of Sprint stockholders, into (i) cash in an amount equal to $7.30 for each share of Sprint common stock or (ii) one share of New Sprint common stock for each share of Sprint common stock, subject in each case to proration such that a stockholder may receive a combination of cash and New Sprint common stock.
Upon consummation of the SoftBank Merger, SoftBank will receive a five-year warrant to purchase 54,579,924 shares in New Sprint at $5.25 per share which would yield approximately $300 million in proceeds upon exercise. Upon consummation of the SoftBank Merger, (i) Sprint will become a wholly-owned subsidiary of New Sprint, (ii) New Sprint will be a publicly traded company, (iii) SoftBank will indirectly own approximately 70% of New Sprint on a fully diluted basis, and (iv) the former stockholders and other equityholders of Sprint will own approximately 30% of the fully diluted equity of New Sprint. The SoftBank Merger is subject to various conditions, including receipt of required regulatory approvals and approval of Sprint's stockholders, and is expected to close in mid-2013.
Under the terms of the EDC facility and the secured equipment credit facility consummation of the SoftBank Merger would constitute a change of control that would require repayment of all outstanding balances thereunder. Amounts outstanding under the EDC facility and secured equipment credit facility, which were approximately $796 million in the aggregate at December 31, 2012, would become due and payable at the time of closing. Sprint is currently in discussions with the existing lenders under the EDC and the secured equipment credit facility and intends to amend these facilities to, among other things, exclude the SoftBank Merger from the change of control provisions.

As of the date the Merger Agreement was entered into, approximately $8.8 billion of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in our indentures and supplemental indentures governing applicable notes) occurred, which included both a change of control and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. On November 20, 2012, Sprint announced that it had obtained the necessary consents to amend the applicable provisions of the outstanding indentures such that the SoftBank Merger would not constitute a change of control and, as a result, indebtedness outstanding under Sprint's applicable indentures will not become payable by reason of completion of the SoftBank Merger.
Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint entered into a definitive agreement with U.S. Cellular to acquire PCS spectrum and approximately 585,000 customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint has agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to range from $130 million to $150 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. Sprint and U.S. Cellular will enter into transition services agreements as a condition to closing of the acquisition which will outline the terms of services to be provided by U.S. Cellular during the period after closing and prior to the transfer of the acquired customers to Sprint's network. The transaction is subject to customary regulatory approvals and is expected to close in mid-2013.
Clearwire
In January 2012, Clearwire issued a $150 million note receivable to us with a stated interest rate of 11.5% as a result of the additional investment provided to Clearwire through our amended agreement in the fourth quarter 2011. The note receivable matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the MVNO agreement, and this action was taken for the installment due in January 2013.
On December 17, 2012, Sprint entered into a merger agreement with Clearwire Corporation to acquire all of the remaining equity interests of Clearwire Corporation that Sprint does not currently own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint have entered into agreements that provide up to $800 million of additional financing for Clearwire in the form of exchangeable notes, which will be exchangeable for Clearwire common stock at $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreements, Sprint has agreed to purchase $80 million of exchangeable notes per month for up to ten months beginning in January 2013, with some of the monthly purchases subject to certain funding conditions, including conditions relating to approval of the Clearwire Acquisition by Clearwire's shareholders and the parties agreeing to a network build out plan. On January 31, 2013 Sprint and Clearwire entered into an amendment to the financing agreement which extended the date the parties were to agree to a network build out plan from January 31, 2013 to February 28, 2013. The Clearwire Acquisition is subject to customary regulatory approvals, is contingent on the consummation of the SoftBank Merger, and is expected to close in mid-2013.
On February 26, 2013, Sprint and Clearwire amended the exchangeable notes agreement to remove the network build out condition to Sprint's obligation to provide financing for the last three draws (in August, September and October 2013). Accordingly, Clearwire, at its option, is eligible for the last three draws, totaling $240 million. In addition, Clearwire provided its first notification to Sprint of its election to draw $80 million, under the terms of the financing agreements, in March 2013.
The Clearwire Acquisition does not accelerate any of the stated maturity dates of Clearwire's debt; however, holders of Clearwire's Exchangeable Notes will have the right to require Clearwire to repurchase all of the Exchangeable Notes at an amount equal to 100% of the principal amount, plus any unpaid accrued interest at the repurchase date. If all holders required Clearwire to repurchase the Exchangeable Notes, the total principal payment would be approximately $629 million.

Long-Term Debt and Scheduled Maturities
The following debt issuances and redemptions occurred during 2012:

	Date	Interest rate	Maturity	Amount
				(in millions)
Issuances:
Senior notes	March 2012	9.125%	2017	$1,000
Guaranteed notes	March 2012	7.000%	2020	1,000
Secured equipment credit facility(1)	May 2012	2.030%	2017	296
Senior notes	August 2012	7.000%	2020	1,500
Convertible bond	October 2012	1.000%	2019	3,100
Senior notes	November 2012	6.000%	2022	2,280
Total issuances				9,176

Redemptions:
Serial redeemable senior notes	June 2012	6.875%	2013	$1,000
Serial redeemable senior notes	August 2012	6.875%	2013	473
Serial redeemable senior notes	August 2012	7.375%	2015	1,027
Serial redeemable senior notes	November 2012	7.375%	2015	1,110
Serial redeemable senior notes	November 2012	5.950%	2014	1,170
Total redemptions				4,780
________
(1) In May 2012, certain of our subsidiaries entered into a $1.0 billion secured equipment credit facility that expires in March 2017 to finance equipment-related purchases from Ericsson for Network Vision. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by Sprint Nextel Corporation, the parent corporation. The facility is equally divided into two consecutive tranches of $500 million, with drawdown availability contingent upon our equipment-related purchases from Ericsson, up to the maximum of each tranche, ending on May 31, 2013 and May 31, 2014, for the first and second tranche, respectively. Repayments of outstanding amounts on the secured equipment credit facility cannot be re-drawn. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. As of December 31, 2012, the Company had borrowing capacity of $204 million under the first tranche of our secured equipment credit facility.
The following graph depicts our future principal maturities of debt as of December 31, 2012:
* This table includes the $3.1 billion 1% convertible bond that is convertible into Sprint common stock upon consummation of the SoftBank merger, which will otherwise mature in 2019, and excludes (i) our prior revolving bank credit facility, which was due to expire in October 2013 and had no outstanding balance, (ii) our new revolving credit facility, which will expire in 2018, (iii) $925 million in letters of credit outstanding under the prior revolving bank credit facility, (iv) any undrawn, available credit under our secured equipment credit facility, which will mature in 2017, and (v) all capital leases and other financing obligations.

Liquidity and Capital Resource Requirements
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the ability to issue debt and equity securities, the ability to issue other forms of financing, and the borrowing capacity available under our credit facilities, to support our short- and long-term liquidity requirements. However, we are currently precluded from issuing any equity securities under the SoftBank Merger. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements through the next 12 months, including debt service requirements and other significant future contractual obligations. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes Network Vision, subscriber growth, expected usage profiles of smartphone customers and the expected achievement of a cost structure intended to achieve more competitive margins, we may need to raise additional funds from external resources. If we are unable to fund our remaining capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.
The terms and conditions of our new revolving bank credit facility, which expires in February 2018, require that the ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not exceed 6.25 to 1.0 through June 30, 2014. Subsequent to June 30, 2014 the Leverage Ratio declines on a scheduled basis, as determined by the credit agreement, until the ratio becomes fixed at 4.0 to 1.0 for the fiscal quarter ended December 31, 2016 and each fiscal quarter ending thereafter.
The Company is currently engaged in discussions with our existing lenders for both the EDC and secured equipment credit facility and intends to modify the terms to, among other things, provide covenant compliance ratio requirements that are similar to those required under our new revolving bank credit facility and exclude the SoftBank Merger from the change of control provisions. If we are unsuccessful in our efforts, we would be required to pay all amounts outstanding under these facilities upon the consummation of the SoftBank Merger. Additionally, although we expect to remain in compliance with the covenants under our new revolving credit and secured equipment credit facilities through the next twelve months, our leverage ratio under the EDC facility is more restrictive. To the extent we are unsuccessful in our efforts to amend the EDC facility; we have both the ability and intent to pay off all amounts outstanding, totaling $500 million as of December 31, 2012. As of December 31, 2012 and 2011, our Leverage Ratio, as defined by the EDC agreement and prior revolving credit facility, was 3.7 to 1.0.
In determining our expectation of future funding needs in the next 12 months and beyond, we have made several assumptions regarding:

•	projected revenues and expenses relating to our operations;

•	continued availability of our revolving bank credit facility in the amount of $2.8 billion, which expires in February 2018;

•	anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	scheduled principal payments of $366 million;

•	payment of $480 million to acquire certain assets of U.S. Cellular;

•	additional financing in the form of exchangeable notes to Clearwire not to exceed Sprint's minimum contractual commitment; and

•	other future contractual obligations, including decommissioning obligations associated with Network Vision, and general corporate expenditures.
Due to the significance and uncertainty of timing related to the SoftBank Merger and the Clearwire Acquisition, the cashflows from these proposed transactions have not yet been fully taken into consideration in the future funding needs outlined above. Consummation of the transactions is expected to occur in close proximity pending shareholder and regulatory approval for both transactions; however, the Company cannot predict whether both, or either, transactions will be consummated or the timing of such consummation. Upon consummation we expect to receive $4.9 billion from SoftBank's purchase of New Sprint common stock of which a portion of the funds may be used for the following items that we would expect to occur in conjunction with the proposed transactions:

•	acquisition of the remaining equity interests of Clearwire Corporation that Sprint does not currently own for approximately $2.2 billion;

•	payment of any outstanding balances of our EDC facility and secured equipment facility, which become due upon a change of control and totaled $796 million as of December 31, 2012; and/or

•	any optional repurchase requirement of the holders of the Clearwire Exchangeable Notes, which could result in a principal repayment of up to $629 million.
Although these additional cash outflows are currently expected to occur upon consummation of the proposed transactions, we have approximately $1.9 billion available under our new revolving credit facility as of February 28, 2013, in addition to the $4.9 billion capital contribution to be received from SoftBank, and we expect to renegotiate our existing EDC and secured equipment credit facilities prior to consummation.
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
As of December 31, 2012, Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings had assigned the following credit ratings to certain of our outstanding obligations:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B1	B3	Ba3	Ba1	Review for Upgrade
Standard and Poor's	B+	B+	BB-	-	Review for Upgrade
Fitch	B+	B+	BB	BB	Review for Upgrade
Downgrades of our current ratings alone do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the capital markets.
A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, covenants that limit the ability of the Company and its subsidiaries to incur indebtedness, and covenants that limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures. As of December 31, 2012, we own a 50.4% economic interest in Clearwire. As a result, Clearwire could be considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. However, Sprint does maintain the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%, which could eliminate the potential for Clearwire to be considered a subsidiary of Sprint. Certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. We believe the unilateral rights significantly mitigate the possibility of an event that would cross-default against Sprint's debt obligations. However, upon consummation of the Clearwire Acquisition, Clearwire will be considered a subsidiary of Sprint. Under our new revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0.

CURRENT BUSINESS OUTLOOK
The Company expects 2013 consolidated segment earnings to be between $5.2 billion and $5.5 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” and Part I, Item 1A “Risk Factors” in this report.

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our current estimates as to the amounts and timing of contractual payments as of December 31, 2012. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See “Forward-Looking Statements” and Item 1A, “Risk Factors."

Future Contractual Obligations	Total	2013	2014	2015	2016	2017	2018 and thereafter
	(in millions)
Notes, credit facilities and debentures(1)	$38,125	$1,948	$1,820	$2,136	$3,600	$3,699	$24,922
Capital leases and financing obligation(2)	1,603	99	87	83	86	86	1,162
Operating leases(3)	15,666	1,880	1,863	1,668	1,542	1,437	7,276
Purchase orders and other commitments(4)(5)	30,464	17,464	5,357	4,798	1,046	643	1,156
Total	$85,858	$21,391	$9,127	$8,685	$6,274	$5,865	$34,516
________________

(1)	Includes outstanding principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates.

(2)	Represents capital lease payments including interest and financing obligation related to the sale and subsequent leaseback of multiple tower sites.

(3)	Includes future lease payments related to cell and switch sites, real estate, network equipment and office space.

(4)
Includes service, spectrum, network capacity and other executory contracts including our contract with Apple. Excludes blanket purchase orders in the amount of $24 million. See below for further discussion.

(5)	Includes the $800 million of additional financing for Clearwire during 2013. (see Liquidity and Capital Resources).
“Purchase orders and other commitments” include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $24 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $171 million as of December 31, 2012. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.
The table above does not include remaining costs to be paid in connection with the fulfillment of our obligations under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. From the inception of the program through December 31, 2012, we have incurred approximately $3.2 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.6 and $3.7 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

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
Basis of Presentation
The consolidated financial statements include the accounts of Sprint and its consolidated subsidiaries. Investments where Sprint maintains majority ownership, but lacks full decision making ability over all major issues, are accounted for using the equity method. Governance for Sprint's major unconsolidated investment, Clearwire, is based on Clearwire board representation for which Sprint does not have the ability to control the actions of Clearwire.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses that result from failure of our subscribers to make required payments. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base, and other qualitative considerations. To the extent that actual loss experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. A 10% change in the amount estimated to be uncollectible would result in a corresponding change in bad debt expense of approximately $18 million for the Wireless segment and $1 million for the Wireline segment.
Valuation and Recoverability of our Equity Method Investment in Clearwire
We assess our equity method investment for other-than-temporary impairment when indicators such as decline in quoted prices in active markets indicate a value below the carrying value of our investment. This evaluation requires significant judgment regarding, but not limited to, the severity and duration of decline in market prices; the ability and intent to hold the securities until recovery; financial condition, liquidity, and near-term prospects of Clearwire; specific events, and other factors.
At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluation considers, among other things, Clearwire's market capitalization, volatility associated with Clearwire's common stock, and the duration of a decline in Clearwire's average trading stock price below Sprint's carrying value. Our evaluation also considers tax benefits associated with our Class B non-voting common interests in Clearwire Communications LLC, governance rights, and our expectation of the duration of our ongoing relationship, as well as other factors. The carrying value of our equity method investment in Clearwire as of December 31, 2012 totaled approximately $674 million. Each $0.10 per share change in the value of Clearwire's traded stock price results in a $73.9 million change in the estimated fair value of our equity investment based on Sprint's equity interest as of December 31, 2012.
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
We regularly assess whether any indicators of impairment exist, which requires a significant amount of judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could result in an impairment up to the carrying value of our goodwill, which was $359 million as of December 31, 2012.
The Company recognizes that our market capitalization, the product of our traded stock price and shares outstanding, is subject to volatility and, during certain periods, has been below our shareholders' equity book value. Accordingly we monitor changes in our market capitalization between annual impairment tests to determine whether declines, if any, should necessitate an interim review of goodwill for impairment. We consider a decline in our market capitalization that corresponds to an overall deterioration in stock market conditions to be less of an indicator of goodwill impairment than a unilateral decline in our market capitalization, which could result from adverse changes in our underlying operating performance, cash flows, financial condition and/or liquidity. In the event that our market capitalization does decline below its book value, we consider the length and severity of the decline and the reasons for the decline when assessing whether a potential goodwill impairment exists. We believe that short-term fluctuations in share price may not necessarily reflect underlying aggregate fair value of our segments, which are our reporting units. If a decline in our market capitalization below book value persists for an extended period of time, we would likely consider the decline to be indicative of a decline in the estimated fair value at the reporting unit level.
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
Our FCC licenses and our Sprint and Boost Mobile trademarks have been identified as indefinite-lived intangible assets, in addition to goodwill, after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. At least annually, Sprint assesses the recoverability of other indefinite-lived intangibles, including FCC licenses which are carried as a single unit of accounting. In assessing recoverability of FCC licenses, we estimate the fair value of such licenses using the Greenfield direct value method, which approximates value through estimating the discounted future cash flows of a hypothetical start-up business. Assumptions key in estimating fair value under this method include, but are not limited to, capital expenditures, subscriber activations and deactivations, market share achieved, tax rates in effect and discount rate. A one percent decline in our assumed revenue growth rate used to estimate terminal value, a one percent decline in our assumed net cash flows or a one percent adverse change in any of the key assumptions referred to above would not result in an impairment of our FCC licenses as of the most recent testing date. A decline in the estimated fair value of FCC licenses of approximately 10% also would not result in an impairment of the carrying value.

NEW ACCOUNTING PRONOUNCEMENTS
In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter 2012, and did not have a material effect on our consolidated financial statements.
In December 2011, the FASB issued authoritative guidance regarding Disclosures about Offsetting Assets and Liabilities, which requires common disclosure requirements to allow investors to better compare and assess the effect of offsetting arrangements on financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The standard will be effective beginning in the first quarter of 2013, requires retrospective application, and will only affect disclosures in the footnotes to the financial statements. In October 2012, the FASB tentatively decided to limit the scope of this authoritative guidance to derivatives, repurchase agreements, and securities lending and securities borrowing arrangements. In January 2013, the FASB issued additional clarifying guidance which limited the scope of the disclosure requirements to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. Based on the proposed scope revision, we do not expect this authoritative guidance to impact our existing disclosures.
In July 2012, the FASB issued authoritative guidance regarding Testing Indefinite-Lived Intangible Assets for Impairment, which is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets by providing entities with the option of performing an elective qualitative assessment to determine whether further impairment testing is necessary. The standard will be effective for annual and interim indefinite-lived intangible asset impairment tests performed beginning the first quarter of 2013, with early adoption permitted under certain circumstances. We early adopted the provisions of this standard as part of our annual assessment of indefinite-lived intangible assets with no effect on our financial statements.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	the uncertainties related to our proposed transactions with SoftBank and Clearwire;

•	the uncertainties related to certain restrictions placed on Sprint under the Merger Agreement with SoftBank;

•
the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and equipment we provide and on the geographic areas served by Sprint's wireless networks; the impact of equipment net subsidy costs; the impact of increased purchase commitments; the overall demand for our service offerings, including the impact of decisions of new or existing subscribers between our postpaid and prepaid service offerings and between our two network platforms; and the impact of new, emerging and competing technologies on our business;

•	our ability to provide the desired mix of integrated services to our subscribers;

•
the ability to generate sufficient cash flow to fully implement our network modernization plan, Network Vision, to improve and enhance our networks and service offerings, improve our operating margins, implement our business strategies and provide competitive new technologies;

•	the effective implementation of Network Vision, including timing, execution, technologies, costs, and performance of our network;

•	our ability to retain Nextel platform subscribers on the Sprint platform and mitigate related increases in churn;

•	our ability to access additional spectrum capacity, including through Clearwire;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•
volatility in the trading price of our common stock and expected volatility in the trading price of New Sprint common stock after consummation of the SoftBank Merger, current economic conditions and our ability to access capital;

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

•
the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band and government regulation regarding "net neutrality" and conflict minerals;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control; and

•	other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC).
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

About 96% of our debt as of December 31, 2012 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $10 million on our consolidated statements of operations and cash flows for the year ended December 31, 2012. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates would cause an $844 million increase in the fair market value of our debt to $29.3 billion.
Foreign Currency Risk
We may enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency receivables from international settlements was $26 million and the net foreign currency receivables from international operations was less than $1 million as of December 31, 2012. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $3 million.
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
The consolidated financial statements required by this item begin on page F-1 of this annual report on Form 10-K and are incorporated herein by reference. The financial statements of Clearwire, as required under Regulation S-X, are included in Item 15 of this annual report on Form 10-K and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2012 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. This assessment was based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2012, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. This report appears on page F-2.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The names of our directors and executive officers and their ages, positions, and biographies as of February 28, 2013 are set forth below. Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among any of our directors or executive officers.

Director and Executive Officer

Name	Experience	Director Since	Age
Daniel R. Hesse
President and Chief Executive Officer of Sprint Nextel. Before becoming the President and Chief Executive Officer of Sprint Nextel on December 17, 2007, Mr. Hesse was Chairman, President, and Chief Executive Officer of Embarq Corporation. He served as Chief Executive Officer of Sprint’s Local Telecommunications Division from June 2005 until the Embarq spin-off in May 2006. Before that, Mr. Hesse served as Chairman, President and Chief Executive Officer of Terabeam Corp., a wireless telecommunications service provider and technology company, from 2000-2004. Prior to serving at Terabeam Corp., Mr. Hesse spent 23 years at AT&T during which he held various senior management positions, including President and Chief Executive Officer of AT&T Wireless Services. He serves on the board of directors of the National Board of Governors of the Boys and Girls Clubs of America and the University of Notre Dame's Mendoza School of Business. He previously served on the board of directors of Clearwire Corporation, Nokia Corporation and VF Corporation.
		2007	59

Executive Officers

Name	Experience	Current Position Held Since	Age
Joseph J. Euteneuer
Chief Financial Officer. He was appointed Chief Financial Officer in April 2011. Mr. Euteneuer served as Executive Vice President and Chief Financial Officer of Qwest, a wireline telecom company, from September 12, 2008 until April 2011. Previously, Mr. Euteneuer served as Executive Vice President and Chief Financial Officer of XM Satellite Radio Holdings Inc., a satellite radio provider, from 2002 until September 2008 after it merged with SIRIUS Satellite Radio, Inc. Prior to joining XM, Mr. Euteneuer held various management positions at Comcast Corporation and its subsidiary, Broadnet Europe.
		2011	57
Robert L. Johnson	Chief Service and Information Technology Officer. He has served as Chief Service Officer since October 2007 and his role was expanded to Chief Service and Information Technology Officer in August 2011. He served as President - Northeast Region from September 2006 to October 2007. He served as Senior Vice President - Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President - National Field Operations of Nextel from February 2002 to July 2005.	2011	54

Name	Experience	Current Position Held Since	Age
Paget L. Alves	Chief Sales Officer. He has served as Chief Sales Officer since January 2012. Prior to that, he served as President - Business Markets from February 2009 through January 2012. He served as President - Sales and Distribution from March 2008 through February 2009, and as Regional President from September 2006 through March 2008. He served as Senior Vice President, Enterprise Markets from January 2006 through September 2006. He served as our President, Strategic Market from November 2003 through January 2006.	2012	58
William M. Malloy
Chief Marketing Officer. Mr. Malloy has served as Chief Marketing Officer since September 2011. Mr. Malloy has more than 30 years of experience in senior operating roles with marketing, media and wireless companies ranging from start-up ventures to large corporate entities. Prior to joining Sprint, he was a venture partner with Ignition Partners, a venture capital firm based in Seattle. He joined Ignition in 2002 and was a member of the firm's wireless communications team. In addition to working on early-stage investments, he represented the firm from 2004 through 2009 as chairman and CEO of Sparkplug Communications, a company created from within Ignition that later merged with Airband Communications. Prior to Ignition, he served as CEO of two Internet companies, Peapod and Worldstream Communications, and served in different capacities at McCaw Cellular and AT&T Wireless.
		2011	60
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
		2008	57
Matthew Carter	President - Global Wholesale and Emerging Solutions. He was appointed President - 4G in January 2010, and his role has changed to include Wholesale and Emerging Solutions. He served as Senior Vice President, Boost Mobile from April 2008 until January 2010 and as Senior Vice President, Base Management from December 2006 until April 2008. Prior to joining Sprint, he served as Senior Vice President of Marketing at PNC Financial Services.	2010	51
Charles R. Wunsch	Senior Vice President, General Counsel and Corporate Secretary. He was appointed Senior Vice President, General Counsel and Corporate Secretary in October 2008. He served as our Vice President for corporate transactions and business law and has served in various legal positions at the Company since 1990. He was previously an associate and partner at the law firm Watson, Ess, Marshall, and Enggas.	2008	57

Name	Experience	Current Position Held Since	Age
Michael C. Schwartz
Senior Vice President - Corporate and Business Development. He was appointed Senior Vice President - Corporate and Business Development on January 2, 2013. Mr. Schwartz served as as Vice President, Marketing, Corporate Development and Regulatory at Telesat Canada, a satellite communications company, from 2007 to 2012. Previously, Mr. Schwartz served as Senior Vice President of Marketing and Corporate Development of SES New Skies, a satellite company. Prior to joining SES New Skies, he served as Chief Development and Financial Officer of Terabeam Corporation, responsible for business and corporate development as well as financial operations.
		2013	48
Ryan H. Siurek	Vice President - Controller. He was appointed Vice President, Controller in November 2009. He served as Vice President and Assistant Controller from January 2009 to November 2009. Prior to joining Sprint, he worked for LyondellBasell Industries, a global chemical manufacturing company, from January 2004 through January 2009, where he held various executive level finance and accounting positions in the United States and Europe, including Controller - European Operations.	2009	41

Directors

Name	Experience	Director since	Age
Robert R. Bennett
Managing Director of Hilltop Investments, LLC, a private investment company. Mr. Bennett served as President of Discovery Holding Company from March 2005 until September 2008, when the company merged with Discovery Communications, Inc., creating a new public company. Mr. Bennett also served as President and CEO of Liberty Media Corporation (now Liberty Interactive Corporation) from April 1997 until August 2005 and continued as President until February  2006. He was with Liberty Media from its inception, serving as its principal financial officer and in various other capacities. Prior to his tenure at Liberty Media, Mr. Bennett worked with Tele-Communications, Inc. and the Bank of New York. Mr. Bennett currently serves as a director of Discovery Communications, Inc., Demand Media, Inc., and Liberty Media Corporation. Mr. Bennett previously served on the board of directors of Liberty Interactive Corporation and Discovery Holding Company.
		2006	54
Gordon M. Bethune	Retired Chairman and Chief Executive Officer of Continental Airlines, Inc., an international commercial airline company. He served as Chief Executive Officer of Continental Airlines from 1994 and as Chairman and Chief Executive Officer from 1996 until December 30, 2004. He is currently a director of Honeywell International Inc. and Prudential Financial, Inc. He previously served on the board of directors of Willis Group Holdings, Ltd.	2004	71

Name	Experience	Director since	Age
Larry C. Glasscock
Retired Chairman of the Board of WellPoint, Inc., a health benefits company. Mr. Glasscock served as President and Chief Executive Officer of WellPoint, Inc. from November 2004 (following the merger between Anthem, Inc. and WellPoint Health Networks Inc.) until June 2007 and as Chairman of WellPoint, Inc. from November 2005 until March 2010. Prior to Anthem’s merger with WellPoint Health Networks in November 2004, Mr. Glasscock served as Anthem’s President and Chief Executive Officer since 2001 and also as Anthem’s Chairman since 2003. He is currently a director of Simon Property Group, Inc., Sysco Corporation and Zimmer Holdings, Inc. He previously served on the board of directors of WellPoint, Inc.
		2007	64
James H. Hance	Chairman of the Board of Sprint Nextel. Mr. Hance serves as a Senior Advisor to The Carlyle Group. He served as the Vice Chairman of Bank of America Corporation from 1993 until his retirement on January 31, 2005 and as the Chief Financial Officer of Bank of America Corporation from 1988 until April 2004. He is a director of Cousins Properties Incorporated, Duke Energy Corporation, Ford Motor Company and The Carlyle Group. He previously served on the Board of Directors of Rayonier Corporation, Morgan Stanley and EnPro Industries, Inc.	2005	68
V. Janet Hill	Principal, Hill Family Advisors. In 2010, Mrs. Hill retired from Alexander & Associates, Inc., a corporate consulting firm, after serving as a Vice President since 1981. Mrs. Hill also serves as a director of The Carlyle Group, The Wendy’s Company, and Dean Foods, Inc.	2005	63
Frank Ianna	Former Chief Executive Officer and Director, Attila Technologies LLC, a Technogenesis Company incubated at Stevens Institute of Technology. Mr. Ianna retired from AT&T in 2003 after a 31-year career serving in various executive positions, most recently as President of Network Services. Following his retirement, Mr. Ianna served as a business consultant, executive and board member for several private and nonprofit enterprises. Mr. Ianna is a director of Tellabs, Inc. Mr. Ianna previously served on the board of directors of Clearwire Corporation.	2009	63
Sven-Christer Nilsson
Owner and Founder, Ripasso AB, Ängelholm, Sweden, a private business advisory company. Mr. Nilsson serves as an advisor and board member for companies throughout the world. He previously served in various executive positions for The Ericsson Group from 1982 through 1999, including as its President and Chief Executive Officer from 1998 through 1999. Mr. Nilsson is a director of Ripasso AB, Magle Life Science AB, Ceva, Inc. and Assa Abloy AB. He also serves as chariman for the (Swedish) Defense Materiel Administration. Mr. Nilsson previously served on the board of directors of TeliaSonera AB and Tilgin AB. Mr. Nilsson is a fellow of the Royal Swedish Academy of Engineering Sciences and of the Royal Academy of War Sciences.
		2008	68

Name	Experience	Director since	Age
William R. Nuti
Chairman of the Board, Chief Executive Officer and President of NCR Corporation, a global technology company. Mr. Nuti has served as Chief Executive Officer and President of NCR since August 2005, and as Chairman of NCR since October 2007. Before joining NCR, Mr. Nuti had served as President and Chief Executive Officer of Symbol Technologies, Inc. from 2003 to 2005, and as President and Chief Operating Officer of Symbol Technologies from 2002 to 2003. Mr. Nuti joined Symbol Technologies in 2002 following more than 10 years at Cisco Systems, where he advanced to the dual role of senior vice president of the company's Worldwide Service Provider Operations and senior vice president of U.S. Theater Operations. Mr. Nuti previously served on the board of directors of Symbol Technologies, Inc.
		2008	49
Rodney O'Neal
Chief Executive Officer, President and board member of Delphi Automotive PLC, a global supplier of mobile electronics and transportation systems since 2007. He began his career at General Motors (GM) in 1971 as a student at General Motors Institute (currently Kettering University) and moved through the company in a number of engineering and manufacturing positions. In 1997, Mr. O'Neal was elected a GM Vice President and named general manager of Delphi Interior Systems. Later, after Delphi became an independent company following its spinoff from GM in 1999, Mr. O'Neal continued in leadership roles, including as president of Delphi's Dynamics, Propulsion and Thermal Sector in 2003 and as president and chief operating officer in 2005. In January 2007, he was named to his current position as chief executive officer of the leading global supplier of electronics and technologies for automotive, commercial vehicle and other market segments. He previously served on the board of directors of Goodyear Tire and Rubber Company.
		2007	59

In evaluating prospective candidates or current board members for nomination, the Nominating and Corporate Governance Committee, or Nominating Committee, considers all factors it deems relevant, including, but not limited to, the candidate's:

•	character, including reputation for personal integrity and adherence to high ethical standards;

•	judgment;

•	knowledge and experience in leading a successful company, business unit or other institution;

•	independence from our company;

•	ability to contribute diverse views and perspectives;

•	business acumen; and

•	ability and willingness to devote the time and attention necessary to be an effective director - all in the context of an assessment of the needs of our board at that point in time.
The Nominating Committee reviews with our board the appropriate characteristics and background needed for directors. This review is undertaken not only in considering new candidates for board membership, but also in determining whether to nominate existing directors for another term. The Nominating Committee determines the current director selection criteria and conducts searches for prospective directors whose skills and attributes reflect these criteria. To assist in the recruitment of new members to our board, the Nominating Committee employs one or more third-party search firms. All approvals of nominations are determined by the full board.
Consistent with our Corporate Governance Guidelines, the Nominating Committee places a great deal of importance on identifying candidates having a variety of views and perspectives arising out of their individual experiences, professional expertise, educational background, and skills. In considering candidates for our board, the Nominating Committee considers the totality of each candidate's credentials in the context of this standard.

It is the policy of the Nominating Committee also to consider candidates recommended by shareholders, using the same key factors described above for purposes of its evaluation. A shareholder who wishes to recommend a prospective nominee for our board should notify the Corporate Secretary in writing with supporting material that the shareholder considers appropriate. The Nominating Committee will also consider whether to nominate any person nominated by a shareholder pursuant to the provisions of our bylaws relating to shareholder nominations that permit shareholders to nominate directors for election at an annual shareholder meeting. To nominate a director, the shareholder must deliver the information required by our bylaws.
The Nominating Committee and the board believe that the above-mentioned attributes, along with the leadership skills and other experience of our board members described below, provide us with a diverse range of perspectives and judgment necessary to guide our strategies and monitor their execution.

•
Mr. Bennett has extensive knowledge of the capital markets and other financial and operational issues from his experiences as a principal financial officer and president and chief executive officer of Liberty Media, which allows him to provide an invaluable perspective to our board's discussions on financial and operational matters.

•
Mr. Bethune has extensive experience serving as a chief executive officer and director of large international corporations, which provides our board a perspective of someone familiar with all facets of an international enterprise.

•
Mr. Glasscock's prior experience as the chairman, president and chief executive officer of WellPoint, Inc. and its predecessor companies, during which time the companies grew from approximately $6 billion in revenue to more than $60 billion in revenue, provides a unique insight into the challenges and opportunities involved in growing a company within a highly competitive industry. His expertise derived from over 20 years of experience in financial services, as a senior executive and director, enables him to provide invaluable assistance to our board on financial and marketing matters. Throughout his career, Mr. Glasscock has developed expertise in the successful completion and integration of mergers, utilization of technology to improve productivity and customer service, and team building and human capital development. Mr. Glasscock also has significant experience as a public company director and as a member of various committees related to important board functions, including audit, finance, governance and compensation.

•
Mr. Hance's experience as a director for a wide variety of large corporations and his extensive experience in the financial services industry, which included responsibility for financial and accounting matters while serving as chief financial officer of Bank of America Corporation, provide an invaluable perspective into the diverse issues facing an international enterprise, particularly relating to financial matters.

•
Mr. Hesse, as our President and Chief Executive Officer, provides our board with unparalleled insight into our company's operations, and his 35 years of experience in the telecommunications industry provides substantial knowledge of the challenges and opportunities facing our company.

•
Mrs. Hill's significant experience as a consultant to and director of large commercial enterprises provides our board with the keen insight of someone whose expertise is advising companies on the governance and operational challenges facing international consumer companies.

•
Mr. Ianna's technical background and expertise, and his vast experience in the telecommunications industry as an executive and director for a diverse array of enterprises allows him to provide a unique perspective to our board on a wide variety of issues.

•
Mr. Nilsson provides his perspective on global business leadership as former chief executive officer and president of The Ericsson Group. He also provides insights as a successful technology entrepreneur and has in-depth knowledge of the telecommunications industry.

•
Mr. Nuti, as a current chairman and chief executive officer of a global technology company, provides our board an invaluable perspective of someone with primary responsibility for the oversight of all facets of an international enterprise in today's global economy.

•
Mr. O'Neal has extensive senior management experience as both a chief executive officer and director, which provides the knowledge and expertise necessary to contribute an important viewpoint on a wide variety of governance and operational issues.

Executive Sessions
Sprint's non-management directors meet in regularly scheduled executive sessions without any management participation by officers or employee directors. These executive sessions are currently held either before, after or otherwise in conjunction with the board’s regularly scheduled, physically-held meetings each year. Additional executive sessions can be scheduled at the request of the non-management directors.
The director who presides over the executive sessions of the board is its chairman, Mr. Hance. The committee chairperson chairs the executive sessions of his or her committee. If that chairman or committee chairperson is not present, another independent director will be chosen by the executive session to preside.
Audit Committee
Sprint has a separately-designated standing Audit Committee established in accordance with the requirements of the Exchange Act. The primary purpose of the Audit Committee is to assist our board in fulfilling its oversight responsibilities with respect to:

•	the integrity of our financial statements and related disclosures, as well as related accounting and financial reporting processes;
•	our compliance with legal and regulatory requirements;
•	our independent registered public accounting firm’s qualifications, independence, audit and review scope, and performance;
•	the audit scope and performance of our internal audit function;
•	our ethics and compliance program; and
•	our enterprise risk management program.
The Audit Committee also has sole authority for the appointment, retention, termination, compensation, evaluation and oversight of our independent registered public accounting firm. The committee’s principal responsibilities in serving these functions are described in the Audit Committee Charter, which is available at www.sprint.com/governance.
The Chair of the Audit Committee is Mr. Glasscock. The other members are Messrs. Bennett, Hance and Ianna. Each of the members is financially literate and able to devote sufficient time to serving on the Audit Committee. Our board has determined that each of the Audit Committee members is an independent director under the independence requirements established by our board and the NYSE corporate governance standards. Our board has also determined that Messrs. Bennett, Glasscock, Ianna, and Hance each possess the qualifications of an “audit committee financial expert” as defined in the SEC rules.
Committee Charters
Our standing committees are our Audit Committee, Compensation Committee, Executive Committee, Finance Committee, and Nominating and Corporate Governance Committee. Each of our standing committees has a charter that describes such committee’s primary functions. A current copy of our Corporate Governance Guidelines and the charter for each standing committee of our board is available at www.sprint.com/governance or by email at shareholder.relations@sprint.com. Our charters and our Corporate Governance Guidelines were adopted by our board and are annually reviewed and revised as necessary.
Code of Ethics
Our code of ethics, The Sprint Nextel Code of Conduct, is available at www.sprint.com/governance or by email at shareholder.relations@sprint.com. It describes the ethical and legal responsibilities of directors and employees of our company and our subsidiaries, including senior financial officers and executive officers.
All of our directors and employees (including all senior financial officers and executive officers) are required to comply with The Sprint Nextel Code of Conduct. In support of the ethics code, we have provided employees with a number of avenues for the reporting of potential ethics violations or similar concerns or to seek guidance on ethics matters, including a 24/7 telephone helpline. The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including the confidential, anonymous submission by our employees of any concerns regarding questionable financial and non-financial matters to the Ethics Helpline at 1-800-788-7844, by mail to the Audit Committee, c/o Sprint Nextel Corporation, 6200 Sprint Parkway, Overland Park, KS 66251, KSOPHF0302-3B424, or by email to boardinquiries@sprint.com. Our Chief Ethics Officer reports regularly to the Audit Committee and annually to the entire board on our ethics and compliance program.
Board Communications
We value the views of our stakeholders. Consistent with this approach, our board has established a system to receive, track and respond to communications from stakeholders addressed to our board or to our outside directors. A statement regarding our board communications policy is available at www.sprint.com/governance. Any stakeholder who wishes to communicate with our board or our outside directors may write to our General Counsel, Senior Vice President and Corporate Secretary, who is our Board Communications Designee, at the following address: Sprint Nextel Corporation, 6200 Sprint Parkway, Overland Park, KS 66251, KSOPHF0302-3B424, or send an email to boardinquiries@sprint.com. Our board has instructed the Board Communications Designee to examine incoming communications and forward to our board, or individual directors as appropriate, communications deemed relevant to our board's roles and responsibilities. Our board has requested that certain types of communications not be forwarded, and redirected if appropriate, such as: spam, business solicitations or advertisements, resumes or employment inquiries, service complaints or inquiries, surveys, or any threatening or hostile materials. The Board Communications Designee will review all appropriate communications and report on the communications to the chair of or the full Nominating Committee, the full board, or the outside directors, as appropriate. The Board Communications Designee will take additional action or respond to letters in accordance with instructions from the relevant board source. Communications relating to accounting, internal accounting controls, or auditing matters will be referred promptly to members of the Audit Committee in accordance with our policy on communications with our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and the NYSE initial reports of beneficial ownership and reports of changes in beneficial ownership of our shares and other equity securities. These people are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file, and we make these reports available at www.sprint.com/investors/sec.
To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, during 2012 all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our equity securities were met.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
This compensation discussion and analysis describes and analyzes our compensation program for our named executive officers for 2012, who were: Daniel R. Hesse, President and CEO; Joseph J. Euteneuer, CFO; Keith O. Cowan, President, Strategic Planning and Corporate Initiatives; Steven L. Elfman, President, Network Operations and Wholesale; and Robert L. Johnson, Chief Service and Information Technology Officer.
Compensation Overview
Philosophy and Objectives of Our Executive Compensation Program

•
Attract and retain qualified and experienced executives by providing base salaries, target incentives, and benefits that are market competitive and require that a large portion of total compensation is earned over a multi-year period and subject to forfeiture to the extent that vesting requirements and performance objectives are not met.

•
Pay for performance by tying a substantial portion of our executives' compensation opportunities directly to our performance through short- and long-term incentive compensation plans that include performance objectives most critical to driving our continued financial and operational improvement and long-term shareholder value.

•
Align compensation with shareholder interests by structuring our compensation programs to align executive interests with those of our shareholders, mitigate the possibility that our executives undertake excessively risky business strategies, and adhere to corporate governance best practices.

Components of Our Executive Compensation Program
The major components of our executive compensation program are base salary, our short-term incentive compensation (STIC) plan, and our long-term incentive compensation (LTIC) plan. The base salary and target opportunities under the STIC and LTIC plans for our named executive officers in 2012 are listed below.

	Base Salary	STIC Plan	LTIC Plan
Hesse[1]	$853,777	$2,040,000	$10,000,000
Euteneuer	$775,000	$1,007,500	$3,500,000
Cowan[2]	$725,000	$906,250	$2,500,000
Elfman	$650,000	$812,500	$3,250,000
Johnson[3]	$540,000	$540,000	$1,500,000
_________________________________

(1)
The compensation elements shown for Mr. Hesse in this table reflect the reductions agreed to in his May 4, 2012 letter as previously disclosed in Sprint's Current Report on Form 8-K filed on May 4, 2012.

(2)	As previously announced, Mr. Cowan left the Company effective January 2, 2013.

(3)	Amounts shown reflect base salary and STIC target opportunity effective June 30, 2012.

Numerous changes were made to the primary components of our overall executive compensation program in 2012 to better align with recognized market “best practices” and to ensure that the program strongly supported our overall business objectives. These changes included:

•
Adoption of a single three-year performance measurement period in our LTIC plan for 2012 performance units and performance-based restricted stock units (RSUs) in lieu of three one-year performance periods as was used in our LTIC plans for 2010 and 2011. This change emphasized and provided incentives for performance over the long term.

•
Addition of an operational objective to the 2012 LTIC plan to provide incentives for exceptional deployment of Network Vision, Sprint's multi-year network infrastructure initiative intended to provide subscribers with an enhanced network experience by improving voice quality, coverage, and data speeds, while enhancing network flexibility, reducing operating costs, and improving environmental sustainability through the utilization of multiple spectrum bands onto a single multi-mode base station.

•	Adoption of a single one-year performance measurement period in our STIC plan for 2012 in lieu of two six-month performance periods as was used in our STIC plans for 2010 and 2011.
2012 Performance—Delivering on the Sprint Turnaround
We continue to execute on our plan to accomplish Sprint's turnaround in three phases: (1) Phase One, the recovery and strengthening of our business; (2) Phase Two, the investment phase; and (3) Phase Three, margin expansion.
In 2012, we transitioned from the recovery phase to the investment phase which made 2012 perhaps the most pivotal and challenging year in Sprint's turnaround. There were two dominant headlines for Sprint's executive compensation story in 2012. First, Sprint generated excellent returns for our stockholders. Sprint's total shareholder return in 2012 of 142% was the second highest among the companies making up the S&P 500. Accordingly, our executives, who have a significant portion of their incentive compensation tied to Sprint equity, stand to share in future realizable compensation gains if they remain with Sprint. Second, we set challenging objectives and goals in 2012 as Sprint entered the investment phase of our turnaround. These included aggressive targets on Network Vision Deployment. As detailed below, not withstanding the progress we made in 2012, the setting of very aggressive performance goals against these objectives resulted in below target payouts for our performance units and performance-based RSUs in our LTIC plan.

Phase One
Through unrelenting focus on improving the customer experience, strengthening the brand and generating cash, we successfully completed Phase One in 2011. Since the beginning of our turnaround efforts through the completion of Phase One, we increased net subscriber additions, total service revenue, customer satisfaction and brand health. Our accomplishments in Phase One continued into 2012 with full year consolidated operating revenue of $35.3 billion, the highest since 2008, rising postpaid average revenue per subscriber or user (ARPU), and continued accolades on our brand and customer experience.
Phase Two
As we moved to Phase Two, our 2012 executive compensation program provided strong incentives for executives to remain focused on improving the customer experience, strengthening the brand, and generating cash, while also concentrating on investment for future growth. During 2012, we made investments in Network Vision and launched 15 4G LTE devices including the iPhone® 5, Apple iPAD mini® and iPAD® with Retina display.
2012 STIC Plan
Our STIC plan is our annual cash bonus plan, which is intended to ensure that annual bonuses are tied to the successful achievement of critical operating and financial objectives that are the leading drivers of sustainable increases in shareholder value. The table below summarizes our key priorities in 2012, the metrics selected in support of these priorities, and the rationale for why each was chosen by the Compensation Committee.

Priority	Objective	Rationale
Customer Experience	Postpaid subscriber churn, which is a measure of our ability to retain our customers who pay for their wireless service on a contract basis, typically for one- or two-year periods.	Measures the degree to which we retain our most profitable customers.
Strengthening our Brand	Total Net Additions, which is a measure of the new wireless customers we gain, net of deactivations.	Measures the degree to which we have attracted new customers to our brands.
Generating Cash	Adjusted OIBDA, which means Adjusted Operating Income Before Depreciation and Amortization less severance, exit costs and other special items.	Measures our ability to generate cash and profit, which are critical to our ability to invest in our business and service our debt.
The Compensation Committee approved the aggregate payout percentage for the 2012 STIC plan at 100.7% of the target award opportunity for all eligible employees, including our named executive officers. Our STIC plan objectives, targets, and actual results are summarized in the table below.

Objective	Weight	Target	Actual Results	Percent Payout
Postpaid Subscriber Churn	30%	1.95%	2.02%	69%
Total Net Additions	30%	4,526,000	(15,000)	0%
Adjusted OIBDA	40%	$4.2 billion	$4.8 billion	200%
			Total Payout	100.7%

In establishing the weighting among the three STIC plan objectives, the Compensation Committee assigned the highest weighting to Adjusted OIBDA. This was to emphasize and provide incentives to enhance operating performance and cash flow critically necessary for continued investment in Phase Two of our turnaround.
We underperformed in 2012 on the challenging targets the Compensation Committee set for postpaid churn and total net subscriber additions. However, a significant portion of our iPhone sales were to new postpaid customers, and we retained 55% of Nextel platform subscribers as we continue our rapid shut-down of the Nextel platform in a highly competitive environment. We did not fully deploy the iPad, a highly desirable device that we believe creates an ability to acquire and retain subscribers, until the fourth quarter of 2012. However, we substantially outperformed our Adjusted OIBDA target, which included our first full year of iPhone sales.

2012 LTIC Plan
Our LTIC plan is designed to encourage retention, linking payment of performance-based awards to achievement of financial and operational objectives critical to our long-term success, and granting equity awards to directly link executive interests with those of our shareholders. In 2012, we granted three types of awards under our LTIC plan:

•
Performance units—Each unit has a value of $1.00, and executives earn a cash payout that vests on December 31, 2014 and will be paid in the 1st Quarter of 2015, with cash payouts ranging from 0% to 150% based on achievement of predetermined performance objectives during a single three-year performance period of 2012-2014.

•
Performance-based RSUs—RSUs vest on the third anniversary of the grant date, with vesting conditioned on achievement of predetermined performance objectives during a single three-year performance period of 2012-2014.

•
Stock options—Non-qualified stock options vest ratably on each of the three anniversaries of the grant date with an exercise price equal to the fair market value (closing price on the NYSE) of our stock on the grant date. To determine the number of stock options to be delivered under the 2012 LTIC plan, we used a Black-Scholes valuation model discussed below in footnote 3 to the 2012 Summary Compensation Table.

With respect to the performance units and performance-based RSUs, the Compensation Committee selected objectives to support our turnaround efforts, including the investment phase, as described below.

Priority	Objective	Rationale
Generating Cash	Net service revenue	Measures the degree to which we have grown annual revenue, which is the key to driving long-term growth in profitability.

Free cash flow, which is the cash provided by our operating activities less the cash used in our investing activities other than short-term investments and equity method investments during the applicable period.
Measures our ability to generate cash, which is critical to our ability to invest in our business and service our debt.
Strengthening our Brand	Network Vision Deployment, measured by the number of Network Vision cell sites on air by the end of the performance period.	Measures our progress toward enhancing our network experience for our customers while reducing operating costs and improving environmental sustainability.
Our performance units and performance-based RSUs granted in 2012 set performance objectives and targets over a single three-year period covering 2012, 2013 and 2014. However, in 2010 and 2011, our LTIC plan grants of performance units and performance-based RSUs were allocated one-third to each of three annual performance periods.
For the 2012 annual performance period for performance units granted in 2010 and 2011, the Compensation Committee approved the aggregate payout percentage as compared to targeted opportunity for our executives at approximately 71.35%. The Compensation Committee approved the payout percentage for 2012 for the performance-based RSUs at 66.7%.

Our LTIC plan objectives, targets, and actual results for 2012 for the performance units were as follows:

Free Cash Flow Performance Target (in millions)			Net Service Revenue Performance Target (in millions)			Network Vision Deployment
Weight	Target ($)	Actual ($)	Weight	Target ($)	Actual ($)	Weight	Target	Actual
33.4%	(3,774)	(1,449)	33.3%	32,821	32,097	33.3%	12,967	6,144

Our LTIC plan objectives, targets, and actual results for 2012 for the performance-based RSUs were as follows:

Free Cash Flow Performance Target (in millions)			Net Service Revenue Performance Target (in millions)			Network Vision Deployment
Weight	Target ($)	Actual ($)	Weight	Target ($)	Actual ($)	Weight	Target	Actual
33.4%	(4,704)	(1,449)	33.3%	31,321	32,097	33.3%	11,022	6,144

In establishing the weighting among the three LTIC plan objectives, the Compensation Committee assigned equal weightings to Free Cash Flow, Net Service Revenue, and Network Vision Deployment. While Network Vision Deployment was a critical objective as part of our investment phase, the Committee also emphasized and provided an incentive for us to grow top-line revenues, and drive cash flow, which are also critical as we move through Phase Two.
Because the payout for the performance-based RSUs is capped at 100% and there is no graduated scale for partial payout for performance below target, the Compensation Committee set the Free Cash Flow, Net Service Revenue, and Network Vision Deployment targets at lower but still meaningful levels as compared to the performance units.
We exceeded the target amounts set for Free Cash Flow for both performance units and performance-based RSUs. With respect to Net Service Revenue, we slightly exceeded target amounts set for performance-based RSUs and were slightly below target amounts set for performance units. Despite our marked improvements in brand strength noted above, we remain approximately one calendar quarter behind in Network Vision Deployment as a result of delays from vendors related to logistics execution and material shortages, as well as delays due to the hurricane in the third quarter of 2012. Because we failed to meet the minimum payout threshold under the Network Vision Deployment objective, each of our named executive officers forfeited approximately one third of the performance-based RSUs granted under the LTIC plan for each of 2010 and 2011 as follows:

	2010 Performance-based RSUs Forfeited	2011 Performance-based RSUs Forfeited
Hesse	92,244	107,115
Euteneuer[1]	—	25,448
Cowan	23,061	18,750
Elfman	27,673	24,375
Johnson	11,807	10,500
_________________________________

(1)
Mr. Euteneur commenced employment with the Company effective April 4, 2011 and therefore was not eligible to receive (and did not forfeit) any performance-based RSUs granted under the LTIC plan for 2010.

CEO Realized Compensation
To better illustrate comparisons of pay to performance, it is helpful to consider realizable pay rather than the compensation shown in the summary compensation table. The graph below shows the realizable pay for Mr. Hesse during his tenure with Sprint expressed as a percentage of his target compensation. For the calculation of realizable pay:

•
Stock options are valued at the actual gains realized at exercise, or if outstanding at December 31, 2012 at intrinsic value (i.e., the excess of the value per share of Sprint stock at December 31, 2012 over the exercise price multiplied by shares underlying the option);

•
RSUs are valued based on the value at vesting, or December 31, 2012 if not vested, with adjustment for forfeiture for failure to achieve any performance vesting conditions for completed performance period (we assume target performance for performance periods that were not complete at December 31, 2012); and

•	Compensation repaid or forfeited is included, as described in Sprint's Current Report on Form 8-K filed on May 4, 2012.

Hesse Realized Compensation as of December 31, 2012
24%
72%
80%
112%
94%
121%
76%
2007
2008
2009
2010
2011
2012
Total 6 year
Realized

Corporate Governance Highlights
We endeavor to maintain good governance standards, including with respect to our executive compensation practices. Several highlights are listed below:

•	We have stock ownership guidelines and a clawback policy.

•
Our named executive officers receive few perquisites, entitlements or elements of non-performance-based compensation, except for market-competitive salaries and modest benefits that are comparable to those provided to all employees.

•
Our severance benefits are positioned conservatively relative to market practices, with no benefit in excess of two times base salary plus bonus, change-in-control benefits payable only upon a “double-trigger” qualified termination, and no golden parachute excise tax gross-ups.

•	The Compensation Committee retains an independent advisor that performs no other work for the Company.
Setting Executive Compensation
Role of Compensation Consultant and Executive Officers
The Compensation Committee has retained Frederic W. Cook & Co., Inc., or Cook, as its independent compensation consultant. Cook provides no services to us other than advisory services for executive and director compensation and has no other relationships with the Company. Cook works with management only at the request and under the direction of the Compensation Committee and only on matters for which the Compensation Committee has oversight responsibility.
To ensure independence, the Compensation Committee has a policy regarding executive compensation consultants that codifies this relationship. Representatives of Cook attend Compensation Committee meetings at the Compensation Committee's request and provide guidance to the Compensation Committee on a variety of compensation issues. The primary point of contact at Cook frequently communicates with the chair of the Compensation Committee and interacts with all Compensation Committee members without management present.
Cook has reviewed the compensation components and levels for our named executive officers and advised the Compensation Committee on the appropriateness of our compensation programs, including our incentive and equity-based compensation plans, retention incentives and proposed employment agreements, as these matters arose during the year. The Compensation Committee has directed that Cook provide this advice taking into account our overall executive compensation philosophy as described above. Cook prepares benchmarking data discussed below, reviews the results with the Compensation Committee, and provides recommendations and an opinion on the reasonableness of new compensation plans, programs and arrangements.
In addition to its ongoing support of the Compensation Committee and continuous advice on compensation design, levels and emerging market practices, Cook periodically conducts a comprehensive review of our overall executive compensation program, including direct and indirect elements of compensation, to ensure that the program operates in support of our short- and long-term financial and strategic objectives and that it aligns with evolving corporate governance “best practices.” Cook last completed such a comprehensive study in 2010 and found that, overall, the program supported our specific business and human resource objectives, including unique issues related to our rapidly evolving turn-around initiatives. In both 2011 and 2012, Cook leveraged the findings from this comprehensive study and worked closely with the Compensation Committee to ensure that our variable compensation plans continued to evolve in a manner that ensured appropriate focus on both our short- and long-term financial and strategic objectives as we work through Phase Two of our turnaround efforts.
Our CEO periodically discusses the design of and makes recommendations with respect to our compensation programs and the compensation levels of our other named executive officers and certain key personnel with the Compensation Committee. Our CEO does not make recommendations to the Compensation Committee with regard to his own compensation; rather, Cook provides the Compensation Committee with an annual report on CEO compensation and a range of alternatives with regard to potential changes.
Process for Setting Executive Compensation
The Compensation Committee annually reviews the compensation packages of our named executive officers in the form of “tally sheets.” These tally sheets value each component of compensation and benefits, including a summary of the outstanding equity holdings of each named executive officer as of year-end and the value of such holdings at various assumed stock prices. The tally sheets also set forth the estimated value that each of our named executive officers would realize upon termination under various scenarios.
The Compensation Committee uses these tally sheets when considering adjustments to base salaries and awards of equity-based or other remuneration and in establishing incentive plan target opportunity levels as follows:

•	comparing each named executive officer's total compensation against a similar position in our peer group;

•	understanding the impact of decisions on each individual element of compensation on total compensation for each named executive officer;

•	evaluating total compensation of each named executive officer from an internal equity perspective; and

•
assuring that equity compensation represents a portion of each named executive officer's total compensation that is in line with our philosophy of motivating the executives to align their interests with our shareholders.

Although the Compensation Committee reviews and considers the amounts realizable by our named executive officers under different termination scenarios, including those in connection with a change in control, as well as the current equity-based award holdings, these are not the primary considerations in the assessment and determination of annual compensation for our named executive officers.

Use of Benchmarking Data
To assist in setting total compensation levels that are reasonably competitive, the Compensation Committee annually reviews market trends in executive compensation and a competitive analysis prepared by Cook. This information is derived from the most recent proxy statement data of companies in a peer group of telecommunications and high-technology companies and, where limited in its functional position match to our executives, is supplemented with data on our peer group from a published compensation survey prepared by Towers Watson of approximately 80 participating all industry companies with revenues exceeding $4 billion.
Taking into consideration the recommendation of Cook, the Compensation Committee determines companies for our peer group based on similarity of their business model and product offerings as well as comparability from a size perspective, including annual revenue, market capitalization, net income, enterprise value and number of employees. For example, our revenue is above the median of our peer group while our enterprise value is below the median. The Compensation Committee approved the use of the following 12 companies for its 2012 executive compensation benchmarking analysis:

AT&T, Inc., CenturyLink, Inc., Comcast Corporation, Computer Sciences Corporation, Dell Inc., DIRECTV, Motorola Solutions, Inc., Qualcomm Incorporated, Texas Instruments Incorporated, Time Warner Cable, Inc., Verizon Communications Inc., and Xerox Corporation.

In August of 2011, we made the following changes to our peer group that was used in our 2012 executive compensation decisions: removed Hewlett-Packard Company from our peer group given its dissimilarity of operations and size to Sprint; replaced Motorola with Motorola Solutions, Inc.; and replaced Time Warner, Inc. with Time Warner Cable, Inc. as the latters' operations are more similar to Sprint's.
The Compensation Committee does not follow a specific formula in making its pay decisions, but rather uses benchmarks as a frame of reference and generally targets total compensation at the median of our peer group to reflect our relative position within it. Based on performance against predetermined goals and changes in total shareholder return over time, this approach results in an opportunity to earn total payouts above median market rates for over-achievement and below the median for under-achievement relative to the peer group. The Compensation Committee exercises its judgment by taking into consideration a multitude of other important factors such as experience, individual performance, and internal pay equity in setting target compensation levels, but actual payouts under our variable incentive plans are primarily determined based on formulaic outcomes. With respect to our named executive officers' total targeted compensation for 2012, Messrs. Elfman and Euteneuer were above the median, and the remaining named executive officers, including our CEO, were below the median.
Primary Components of Executive Compensation
What follows is a discussion and analysis of the primary elements of our 2012 named executive officer compensation program.
Base Salary
Base salary is designed to attract and retain executives. Our named executive officers' salaries are based on a number of factors, including the nature, responsibilities and reporting relationships of the position, individual performance of the executive, salary levels for incumbents in comparable positions at peer companies, as well as other executives within our organization, and experience and tenure of the executive. To minimize fixed costs during our turnaround and emphasize variable, performance-based compensation, the Compensation Committee did not make increases to base salary levels for our named executive officers, except in the case of Mr. Johnson, whose base salary was increased to $540,000, effective June 30, 2012, in recognition of his performance while assuming additional responsibilities. See “—2012 Summary Compensation Table.”
Short-Term Incentive Compensation Plan
Our STIC plan is our annual cash bonus plan, which we believe will ultimately result in an increase in shareholder value because our incentives under it are linked to business objectives that we believe will deliver our long-term success.
For the 2012 STIC plan, the Compensation Committee approved a change to one annual performance period for determining the amount of plan payments from January 1, 2012 through December 31, 2012, rather than two six-month performance periods as were used in 2010 and 2011. Based on performance against stated objectives, our named executive officers must have been employed through December 31, 2012 in order to be eligible to receive full or prorated compensation for the performance period unless their termination during the year was the result of death, disability, retirement, or involuntary termination without cause.
In February 2012, the Compensation Committee established financial and operational objectives and their respective weightings and targets for the performance period, continuing to balance our senior management team's and other plan participants' focus among our most critical financial and strategic objectives, which remained as growing revenue and earnings while increasing subscriber growth and reducing churn. To that end, the Compensation Committee established the following objectives and weightings for our 2012 STIC plan:
•adjusted OIBDA, 40%;
•postpaid churn, 30%; and
•total net additions, 30%.
To further our goal of tying a significant portion of each named executive officer's total annual compensation to our business performance, the STIC plan provides for a payment equal to the named executive officer's targeted opportunity (set at a percentage of his base salary) only if our actual results meet the targets. Similarly, a payment in excess of a named executive officer's targeted opportunity may be made if our actual performance exceeds the targeted objectives (capped at 200%), a payment below targeted opportunity may be made if our actual performance is below the target objectives but exceeded the minimum threshold level, and no payout would be made if our actual performance does not exceed the minimum threshold level.
Long-Term Incentive Compensation Plan
Our LTIC plan serves our compensation objectives by linking payment to achievement of financial and operational objectives, and by linking executive interests with those of our shareholders.
Following evaluation of our recent LTIC plans and assessment of the near-term factors critical to driving long-term shareholder value, in February 2012, following the board's approval of the 2012 budget, the Compensation Committee established the terms of the 2012 LTIC plan. This plan continued granting an executive's targeted 2012 LTIC opportunity in the form of performance-based opportunities: 50% in performance units (approximately 72% for Mr. Hesse), 30% in performance-based RSUs (approximately 19% for Mr. Hesse) and 20% in non-qualified stock options (approximately 9% for Mr. Hesse). In determining the weightings among the LTIC components, the Compensation Committee balanced the desire to provide incentives to achieve critical financial and operational objectives, stock price appreciation considerations, and affordability of the LTIC plan from both a share usage and aggregate cost perspective. In particular, placing less weight on the stock option component of the 2012 LTIC plan as compared to the other two components was intended to mitigate a potential windfall associated with possible significant increases in our stock price that were not tied to our performance but to rising equity markets generally.

•
Performance units—Each unit has a value of $1.00, and executives earn a cash payout that vests on December 31, 2014 and would be paid in the 1st Quarter of 2015, with cash payouts ranging from 0 to 150% based on achievement of predetermined performance objectives during a single three-year performance period of 2012-2014.

•
Performance-based RSUs—RSUs vest on the third anniversary of the grant date, with vesting conditioned on achievement of predetermined performance objectives during a single three-year performance period of 2012-2014.

•
Stock options—Nonqualified stock options vest ratably on each of the three anniversaries of the grant date, with an exercise price equal to the fair market value (closing price on the NYSE) of our stock on the grant date. To determine the number of stock options to be delivered under the 2012 LTIC plan, we used a Black-Scholes valuation model discussed below in footnote 3 to the 2012 Summary Compensation Table.

For Mr. Hesse, the mix of LTIC plan awards was more heavily weighted by the Compensation Committee toward the components in which vesting is dependent on achievement of specific financial objectives. In particular, the number of shares underlying Mr. Hesse's awards that are subject to performance-based vesting exceeds the number of shares underlying the awards that are subject to time-based vesting. This approach is intended to ensure that long-term compensation earned by our CEO, who is the executive most accountable to shareholders, is most sensitive to performance against long-term goals. As part of the May 4, 2012 letter previously disclosed in Sprint's Current Report on Form 8-K filed on May 4, 2012, Mr. Hesse agreed to forfeit 2 million performance units granted to him on February 22, 2012 under our 2012 LTIC plan. This forfeiture had the effect of rebalancing Mr. Hesse's targeted 2012 LTIC opportunity in the form of performance-based opportunities as follows: 66% in performance units, 22% in performance-based RSUs and 12% in non-qualified stock options.
The 2012 LTIC plan continued our prior years' focus on generating cash through establishing a free cash flow performance objective weighted at 33.4% and a net service revenue performance objective objective weighted at 33.3% and included a new focus on improving the customer experience through establishing Network Vision deployment as the third objective, also weighted at 33.3%. These metrics were chosen for the 2012 to 2014 performance period because they represent our most critical longer-term objectives.
Other Compensation Decisions for 2012
2012 Performance Period for the 2010 and 2011 LTIC Plans
In early 2012, the Compensation Committee approved the results for the 2011 performance period of the 2010 and 2011 LTIC plans. In addition, the Compensation Committee set goals for the 2012 performance period of the Company's 2010 and 2011 LTIC plans with respect to free cash flow, net service revenue and Network Vision. Please refer to footnotes 2 and 4 of the 2012 Summary Compensation Table and footnotes 3, 5 and 6 of the “2012 Grants of Plan-Based Awards” table for a discussion of these awards.
Other Components of Executive Compensation
Our named executive officers' total rewards opportunities consist of a number of other elements important to our compensation philosophy for 2012 of attracting, retaining, and motivating our named executive officers:

•
Employee Benefit Plans and Programs. Our compensation program includes a comprehensive array of health and welfare benefits in which our eligible employees, including our named executive officers, are eligible to participate. We pay all of the costs for some of these benefit plans, and participants contribute a portion of the cost for other benefit plans.

•
Retirement Programs. Our retirement program consists of the Sprint Nextel 401(k) Plan, which provides participants, with our help of a profit-sharing matching contribution opportunity and, continuing from 2011, a fixed matching contribution on up to 2% of eligible compensation, an opportunity to build financial security for their future. The amount of any matching contributions made by us to participating named executive officers is included in the “All Other Compensation” column of the 2012 Summary Compensation Table.

•
Deferred Compensation. Certain employees, including our named executive officers, are offered the opportunity to participate in the Sprint Nextel Deferred Compensation Plan, a nonqualified and unfunded plan, under which they may defer to future years the receipt of certain compensation in addition to that eligible under the 401(k) plan. Participants may elect to defer up to 50% of base salary and 75% of STIC plan payments. We believe this plan helps attract and retain executives by providing the participant another tax efficient retirement plan. Participants elect to allocate deferred and any matching contributions among one or more hypothetical investment options, which include one option that tracks our common stock and other options that track broad-based bond and equity indices. Our plan provides for a matching contribution using the same matching contribution percentage as our 401(k) plan of eligible earnings above the applicable annual limit, which is intended to compensate highly-compensated employees for limitations placed on our 401(k) plan by federal tax law. For 2012, Mr. Hesse was the only named executive officer who participated in the Sprint Nextel Deferred Compensation Plan.

•
Personal Benefits and Perquisites. The limited personal benefits and perquisites that we provide to our named executive officers are summarized in footnote 6 to the 2012 Summary Compensation Table below. As a result of the recommendations contained in an independent third-party security study, the Compensation Committee established an overall security program for Mr. Hesse. Under the security program, we currently provide Mr. Hesse with residential security systems and equipment, and he is required to use our aircraft for business and non-business travel. We believe these measures ensure the safety of Mr. Hesse and enable him to devote his full attention to Company business. Mr. Hesse is permitted to have his family accompany him on the corporate aircraft for business and non-business travel.

•
Executive Severance Policy. Providing severance to our named executive officers helps attract and retain high quality talent by (1) mitigating the risks associated with leaving their former employer or position and assuming the challenges of a new position with us, and (2) providing income continuity following an unexpected termination of employment. Under our executive severance policy, our board will seek shareholder approval for any future severance agreement or arrangement with an executive officer, including our named executive officers, that provides (a) severance pay in excess of two times the senior executive's base salary plus bonus and (b) continuation of group health, life insurance, and other benefits in excess of 24 months following the executive's termination. The policy permits, without shareholder approval: (x) accelerated vesting of RSUs, stock options and any other LTIC plan awards, and (y) continued vesting during the severance period of any such awards. The policy also requires that we seek shareholder approval of any future severance agreement or arrangement that provides for the reimbursement of excise taxes imposed under Internal Revenue Code Section 4999 to a senior level executive. The severance benefits to which our named executive officers are entitled as provided in the their employment agreements and described in “—Potential Payments upon Termination of Employment or Change in Control,” allow us to attract and retain a management team and secure our competitive advantage in the event of their departure through corresponding restrictive covenants.

•
Change in Control. If a transaction that could result in a change in control were under consideration, we expect that our named executive officers would face uncertainties about how the transaction may affect their continued employment with us. We believe it is in our shareholders' best interest if our named executive officers remain employed and focused on our business through any transition period following a change in control and remain independent and objective when considering possible transactions that may be in shareholders' best interests but possibly result in the termination of their employment. Our change in control benefits accomplish this goal by providing each eligible named executive officer with a meaningful severance benefit in the event that a change in control occurs and, within a specified time period of the change in control, his employment is involuntarily terminated without “cause” or voluntarily terminated for “good reason.”

The Sprint Nextel Change in Control Severance Plan, which we refer to as the CIC plan, provides severance benefits to a select group of senior executives, including our named executive officers, in the event of a qualified termination of employment in connection with a transaction that results in a change in control. Any of these benefits payable would be reduced to the extent of any severance benefit otherwise available under any other applicable policy, program, or plan so that there would be no duplication of benefits. The benefits upon termination in connection with a change in control to which our named executive officers are entitled, as described in “—Potential Payments upon Termination of Employment or Change in Control,” are likewise competitive within our peer group.
Tax Deductibility of Compensation
Section 162(m) limits to $1 million the amount of non-performance-based remuneration that we may deduct from our taxable income in any tax year with respect to our CEO and the three other most highly compensated executive officers, other than the CFO, at the end of the year. Section 162(m) provides, however, that we may deduct from our taxable income without regard to the $1 million limit the full value of all “qualified performance-based compensation.”
Our base salary and perquisites and other personal benefits are not considered “qualified performance-based compensation” and therefore are subject to the limit on deductibility. Our STIC plan and LTIC plan awards may be considered “qualified performance-based compensation” if certain requirements are met, including among others that the maximum number of stock option or full value share awards and the maximum amount of other cash performance-based remuneration that may be payable to any one executive officer has been disclosed to and approved by shareholders prior to the award or payment.
The Compensation Committee considers Section 162(m) deductibility in designing our compensation program and incentive-based compensation plans. In general, we design our STIC and LTIC plans to be compliant with the performance-based compensation rules of Section 162(m) in order to maximize deductibility. In certain circumstances, however, the Compensation Committee has determined it necessary in order to retain executives and attract candidates for senior level positions to offer compensation packages in which the non-performance-based elements exceed the $1 million Section 162(m) limit.
The awards under our 2012 STIC and LTIC plans are considered performance-based compensation under Section 162(m), except for a portion of Mr. Hesse's performance unit award under the LTIC plan due to the limits set under our incentive compensation plan, as well as Mr. Johnson's award under the STIC plan and his performance-based RSU award under the LTIC plan due to the terms of his employment agreement.
For the 2012 STIC plan, the Compensation Committee also established an annual Section 162(m) objective for the named executive officers potentially subject to Section 162(m) at a small fraction of a percentage of our adjusted operating income. The Compensation Committee is precluded from exercising upward discretion to the payout achieved under this objective. The Compensation Committee exercised its discretion to make payments under the STIC plan at levels below the payout achieved under the Section 162(m) objective for 2012 as guided by the performance metrics discussed under "—2012 Performance—Delivering on the Sprint Turnaround—Phase Two—2012 STIC Plan."
For the 2012 LTIC plan, the Compensation Committee also established Internal Revenue Code Section 162(m) objectives for the named executive officers potentially subject to Section 162(m) except for a portion of Mr. Hesse's performance unit award. The Section 162(m) objective for performance units was a small fraction of a percentage of our adjusted operating income, and for performance-based restricted stock units was a required threshold level of adjusted operating income achievement. The Compensation Committee is precluded from exercising upward discretion to the payout achieved under these objectives.
Clawback Policy
We have a “clawback” policy, which provides that, in addition to any other remedies available to us under applicable law, we may recover (in whole or in part) any bonus, incentive payment, commission, equity-based award, or other compensation received by certain executives, including our named executive officers, if our board or any committee of our board determines that such bonus, incentive payment, commission, equity-based award, or other compensation is or was based on any financial results or operating objectives that were impacted by the officer's knowing or intentional fraudulent or illegal conduct, and recovery is appropriate.
Stock Ownership Guidelines
We have stock ownership guidelines for our named executive officers and other members of our senior management team. The board believes ownership by executives of a meaningful financial stake in our Company serves to align executives' interests with those of our shareholders. Our guidelines encourage our CEO to hold shares of our common stock with a value equal to five times his base salary, and that the other named executive officers hold shares of our common stock with a value equal to three times their respective base salaries. Eligible shares and share equivalents counted toward ownership consist of:

•	common or preferred stock, including those purchased through our Employee Stock Purchase Plan;

•	restricted stock or RSUs;

•	intrinsic value (the excess of the current stock price over the option's exercise price) of vested, in-the-money stock options; and

•	share units held in our 401(k) plan and various deferred compensation plans.
Persons subject to the stock ownership guidelines have five years beginning on the date on which the person becomes subject to the ownership guidelines, or until December 31, 2012 if later, to achieve the ownership requirement. Failure to meet the ownership requirement as of such date results in the requirement to retain 50% of shares received on vesting of restricted stock units and option exercises until the requirement is met. As of December 31, 2012, all of our named executive officers who have been with the Company for at least five years had met the stock ownership guidelines.
2012 Shareholder Say-on-Pay Vote
The Company provides its shareholders with the opportunity to cast an annual advisory vote on named executive officer compensation (a “say-on-pay proposal”). At the Company's annual meeting of shareholders held in May 2012, 81% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee considered the 2012 voting results at discussions among its members during its meetings, and the Compensation Committee believes this vote affirms shareholders' support of the Company's approach to executive compensation.  As a result of this consideration, the Company did not change its approach to named executive officer compensation in 2012. The Compensation Committee will continue to consider the outcome of the Company's say-on-pay votes when making future compensation decisions for the named executive officers.
Compensation Committee Report
The Compensation Committee has reviewed and discussed Sprint Nextel's Compensation Discussion and Analysis with management. Based on these reviews and discussions, the Compensation Committee recommended to the board that Sprint Nextel's Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2012.
The Compensation Committee
Gordon M. Bethune, Chair
V. Janet Hill
William R. Nuti
Rodney O'Neal

Relationship of Compensation Practices to Risk Management
We have assessed whether there are any risks arising from our compensation policies and practices for our employees and factors that may affect the likelihood of excessive risk taking. Based on that review, we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.
In coming to this conclusion, in late 2012 and early 2013, our human resources department reviewed the Company's incentive plans, surveying sales- and nonsales-related compensation programs, as well as executive and nonexecutive compensation programs. Pay philosophies, performance objectives and overall incentive plan designs were reviewed. Human resources discussed plan elements with representatives from the business functions responsible for incentive plan design and administration. Design features were assessed to determine whether there is a likelihood that incentive plans could encourage excessive risk-taking resulting in a material adverse effect on the Company and to ensure that appropriate governance is in place to mitigate risk under unforeseen circumstances. The results of this assessment were reviewed by the Compensation Committee on February 6, 2013. In addition, the Compensation Committee's independent consultant, Cook, considered risk in all aspects of the plans in which our executives participate and advised the Compensation Committee accordingly. Cook confirmed that there are no aspects of the programs described in the preceding Compensation Discussion and Analysis, or for our employees in general, that create an incentive to take risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table
The table below summarizes the compensation of our named executive officers that is attributable to the fiscal years ended December 31, 2012, 2011, and 2010. The named executive officers are our CEO and president, our CFO, and our three other most highly compensated executive officers ranked by their total compensation in the table below.
Each of our named executive officers has an employment agreement with us. For more information regarding our compensation philosophy and a discussion of the elements of our compensation program, see “—Compensation Discussion and Analysis.”
2012 Summary Compensation Table

Name and Principal Position	Year	Salary	Salary Foregone	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Equity Incentive Plan Compensation Foregone	All Other Compensation	Total
		($)	($)(1)	($)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)
Daniel R. Hesse Chief Executive Officer and President	2012	1,200,000	(346,223)	—	3,560,070	1,214,695	5,002,457	(362,592)	167,334	11,144,556
	2011(7)	1,200,000	—	829,322	3,222,768	1,692,000	4,844,272	—	94,289	11,882,651
	2010	1,200,000	—	—	1,664,012	1,801,958	4,387,636	—	15,002	9,068,608

Joseph J. Euteneuer Chief Financial Officer	2012	775,000	—	—	1,215,727	742,609	1,430,935	—	14,875	4,179,146
	2011	551,442	—	688,150	930,557	689,755	895,935	—	77,088	3,832,927

Keith O. Cowan President Strategic Planning and Corporate Initiatives	2012	725,000	—	—	1,026,645	530,435	1,507,321	—	14,875	3,804,276
	2011	725,000	—	229,076	735,678	458,536	1,339,781	—	7,837	3,495,908
	2010	725,000	—	—	447,253	450,490	1,550,971	—	1,536	3,175,250

Steven L. Elfman President Network Operations and Wholesale	2012	650,000	—	—	1,319,200	689,565	1,561,531	—	14,875	4,235,171
	2011	650,000	—	251,232	868,963	596,097	1,470,688	—	7,837	3,844,817
	2010	650,000	—	300,000	499,203	540,587	1,546,044	—	1,536	3,537,370

Robert L. Johnson Chief Service and Information Technology Officer	2012	523,846	—	—	597,376	318,261	847,621	—	14,875	2,301,979
	2011	486,308	—	123,842	372,019	256,780	718,990	—	47,578	2,005,517
	2010	460,000	—	—	212,993	253,999	789,514	—	33,421	1,749,927

_____________________________________

(1)
As previously disclosed on Sprint's Current Report on Form 8-K filed on May 4, 2012, Mr. Hesse agreed to a reduction in his base pay to repay amounts associated with a discretionary adjustment the Compensation Committee made under the incentive plan payouts for 2011 for the impact of the iPhone on Sprint's financial results.

(2)	The value shown for 2012 is the sum of three awards: performance-based RSU awards under the 2010 LTIC plan, the 2011 LTIC plan, and the 2012 LTIC plan.

	2010 RSUs ($)	2011 RSUs ($)	2012 RSUs ($)	Total ($)
Hesse	617,730	717,317	2,225,023	3,560,070
Euteneuer	—	170,414	1,045,313	1,215,727
Cowan	154,432	125,562	746,651	1,026,645
Elfman	185,320	163,232	970,648	1,319,200
Johnson	79,069	70,316	447,991	597,376

For the performance-based RSU awards, the value represents the aggregate grant date fair market value computed in accordance with FASB ASC Topic 718 as of the date the Compensation Committee approved the applicable objectives and targets for the 2012 performance period under the 2010 LTIC plan and the 2011 LTIC plan, and for the three-year performance period covering 2012-2014 under the 2012 LTIC plan. The RSUs vest on the third anniversary of the grant, but are also subject to performance-based vesting conditions. The RSUs under the 2010 and 2011 LTIC plans are allocated one-third to each annual performance period for three years, 2010-2012 for the 2010 LTIC plan and 2011-2013 for the 2011 LTIC plan. Each annual performance target is set by the Compensation Committee at the start of each respective single year performance period. Based on achievement of specified results with respect to free cash flow and net service revenue, and the failure to achieve specified results with respect to Network Vision Deployment sites on air in 2012, some RSUs have been forfeited. The table below shows the number of RSUs forfeited and their grant date values.

	2010 RSUs (#)	2010 RSUs ($)	2011 RSUs (#)	2011 RSUs ($)
Hesse	92,244	205,704	107,115	238,866
Euteneuer	—	—	25,448	56,749
Cowan	23,061	51,426	18,750	41,813
Elfman	27,673	61,711	24,375	54,356
Johnson	11,807	26,330	10,500	23,415

See “—Compensation Discussion and Analysis—Primary Components of Executive Compensation—Long-Term Incentive Compensation Plan.”

(3)
Represents the grant date fair value of options granted in 2012 computed in accordance with FASB ASC Topic 718. The grant date fair value reported in 2012 is higher than the respective portion of the target opportunities disclosed under "Compensation Discussion and Analysis—Compensation Overview—Components of Our Executive Compensation Program", consistent with our practice in prior years, to determine the number of stock options to be delivered under the LTIC plan. Under that methodology, which is commonly used to alleviate short-term fluctuations in the stock price used in the conversion from dollar-denominated awards to shares, we calculate an average closing price of our stock over a 30 calendar day period before the grant (for the 2012 LTIC plan, that period ended on February 3, 2012 and the average stock price was $2.24). The Black-Scholes value was $1.15 using this average price per share. The target dollar value to be delivered in stock options is then divided by the Black-Scholes value to determine the number of stock options granted to the participant. The strike price is the closing price of our common stock on the date the award was granted.

(4)	The value shown for 2012 is the sum of three amounts: the payout under the 2012 STIC plan, a performance unit award under the 2011 LTIC plan and a performance unit award under the 2010 LTIC plan.

	2012 STIC Plan ($)	2010 Performance Units ($)	2011 Performance Units ($)	Total ($)
Hesse	2,417,280	1,189,090	1,396,087	5,002,457
Euteneuer	1,014,754	—	416,181	1,430,935
Cowan	912,775	297,273	297,273	1,507,321
Elfman	818,350	356,727	386,454	1,561,531
Johnson	528,945	152,204	166,472	847,621

With respect to the 2012 STIC plan, each named executive officer earned a payout of approximately 100.7% of his targeted opportunity based on actual performance in 2012. For more information regarding our STIC plan, see “—Compensation Discussion and Analysis—Primary Components of Executive Compensation—Short-Term Incentive Compensation Plan.”
With respect to the performance units under the 2010 LTIC plan and 2011 LTIC plan, the amount shown includes the amount earned with respect to performance units granted by the Compensation Committee on March 16, 2010 and February 23, 2011, respectively. The performance unit award is allocated one-third to each annual performance period for three years (2010-2012 or 2011-2013, as applicable), and is payable in cash after the end of the three-year period. Each annual performance target is set by the Compensation Committee at the start of each respective single-year performance period, and the payout of the performance unit award may range from 0% to 150% based on the achievement of specified results. For 2012, the performance unit award payout was based on the Company's achievement of specified results with respect to free cash flow, net service revenue and Network Vision deployment, equally weighted, and the achievement on the objective was 71.35% of target.

(5)
As previously disclosed on Sprint's Current Report on Form 8-K filed on May 4, 2012, Mr. Hesse agreed to a reduction in his target opportunity under the 2012 STIC plan from 200% to 170%, which returned his incentive opportunity to his 2010 level.

(6)	Consists of: (a) amounts contributed by us under our 401(k) and deferred compensation plans; and (b) perquisites and other personal benefits as follows:

	Year	Company Contributions to 401(k) and Deferred Compensation Plans ($)	Perquisites and Other Personal Benefits ($)(a)
Hesse	2012	145,980	21,354
Euteneuer	2012	14,875	—
Cowan	2012	14,875	—
Elfman	2012	14,875	—
Johnson	2012	14,875	—
____________________________________

(a)
The perquisites and other personal benefits received by Mr. Hesse in 2012 consisted of: non-business use of our corporate aircraft by Mr. Hesse and his family, which had an incremental cost to us of $7,416; costs for security services for Mr. Hesse's residence, which had an incremental cost to us of $13,938; and personal IT and tech support.

The incremental cost of use of our aircraft is calculated by dividing the total variable costs (such as fuel, aircraft maintenance, engine warranty expense, contract labor expense and other trip expenses) by the total flight hours for such year and multiplying such amount by the individual's total number of flight hours for non-business use for the year.
The Compensation Committee has established an overall security program for Mr. Hesse. Under the security program, we provided Mr. Hesse with residential security systems and equipment and he was required to use our aircraft for business travel as well as non-business travel. Mr. Hesse was permitted to have his family accompany him on the corporate aircraft for business and non-business travel.

(7)
As previously disclosed on Sprint's Current Report on Form 8-K filed on May 4, 2012, Mr. Hesse agreed to forfeit $544,607 earned with respect to the 2011 performance period associated with a discretionary adjustment the Compensation Committee made under performance unit payouts for the impact of the iPhone® on Sprint's financial results. Amounts shown for 2011 are before reduction of this forfeited amount.

Grants of Plan-Based Awards
The table below summarizes awards under our short- and long-term incentive plans, and other option awards, to our named executive officers in 2012. These awards consisted of the following:

•	Awards granted pursuant to our 2012 STIC plan, which is our annual cash incentive compensation plan; and

•	Stock option, performance units and performance-based RSUs granted pursuant to our 2012 LTIC plan.
2012 Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Target #	All Other Options Awards: # of Securities Underlying Options (#)	Exercise of Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Hesse	2/22	STI(1)	600,000	2,400,000	4,800,000	—	—	—	—	—	—	—
	2/22	LTI(2)	1,250,000	5,000,000	7,500,000	—	—	—	—	—	—	—
	2/22	LTI(3)	1,467,600	5,870,400	8,805,600	—	—	—	—	—	—	—
	2/22	LTI(4)	2,155,000	8,620,000	12,930,000	—	—	—	—	—	—	—
	2/22	pRSU(5)	—	—	—	—	—	—	277,009	—	—	617,730
	2/22	pRSU(6)	—	—	—	—	—	—	321,667	—	—	717,317
	2/22	pRSU(7)	—	—	—	—	—	—	997,768	—	—	2,225,023
	2/22	SO(8)	—	—	—	—	—	—	—	995,652	2.23	1,214,695
Euteneuer	2/22	STI(1)	251,875	1,007,500	2,015,000	—	—	—	—	—	—	—
	2/22	LTI(3)	437,500	1,750,000	2,625,000	—	—	—	—	—	—	—
	2/22	LTI(4)	437,500	1,750,000	2,625,000	—	—	—	—	—	—	—
	2/22	pRSU(6)	—	—	—	—	—	—	76,419	—	—	170,414
	2/22	pRSU(7)	—	—	—	—	—	—	468,750	—	—	1,045,313
	2/22	SO(8)	—	—	—	—	—	—	—	608,696	2.23	742,609
Cowan	2/22	STI(1)	226,563	906,250	1,812,500	—	—	—	—	—	—	—
	2/22	LTI(2)	312,500	1,250,000	1,875,000	—	—	—	—	—	—	—
	2/22	LTI(3)	312,500	1,250,000	1,875,000	—	—	—	—	—	—	—
	2/22	LTI(4)	312,500	1,250,000	1,875,000	—	—	—	—	—	—	—
	2/22	pRSU(5)	—	—	—	—	—	—	69,252	—	—	154,432
	2/22	pRSU(6)	—	—	—	—	—	—	56,306	—	—	125,562
	2/22	pRSU(7)	—	—	—	—	—	—	334,821	—	—	746,651
	2/22	SO(8)	—	—	—	—	—	—	—	434,783	2.23	530,435
Elfman	2/22	STI(1)	203,125	812,500	1,625,000	—	—	—	—	—	—	—
	2/22	LTI(2)	375,000	1,500,000	2,250,000	—	—	—	—	—	—	—
	2/22	LTI(3)	406,250	1,625,000	2,437,500	—	—	—	—	—	—	—
	2/22	LTI(4)	406,250	1,625,000	2,437,500	—	—	—	—	—	—	—
	2/22	pRSU(5)	—	—	—	—	—	—	83,103	—	—	185,320
	2/22	pRSU(6)	—	—	—	—	—	—	73,198	—	—	163,232
	2/22	pRSU(7)	—	—	—	—	—	—	435,268	—	—	970,648
	2/22	SO(8)	—	—	—	—	—	—	—	565,217	2.23	689,565
Johnson	2/22	STI(1)	131,250	525,000	1,050,000	—	—	—	—	—	—	—
	2/22	LTI(2)	160,000	640,000	960,000	—	—	—	—	—	—	—
	2/22	LTI(3)	175,000	700,000	1,050,000	—	—	—	—	—	—	—
	2/22	LTI(4)	187,500	750,000	1,125,000	—	—	—	—	—	—	—
	2/22	pRSU(5)	—	—	—	—	—	—	35,457	—	—	79,069
	2/22	pRSU(6)	—	—	—	—	—	—	31,532	—	—	70,316
	2/22	pRSU(7)	—	—	—	—	—	—	200,893	—	—	447,991
	2/22	SO(8)	—	—	—	—	—	—	—	260,870	2.23	318,261

_____________________________________

(1)
STI—Represents the threshold, target and maximum estimated possible payouts for fiscal year 2012 under our 2012 STIC plan. Payouts under the 2012 STIC plan, which were based on our 2012 actual performance compared to the financial and operating objectives of the plan, were made at approximately 100.7% of each named executive officer's target opportunity and are reflected in the 2012 Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.” Each performance objective under the plan had a threshold achievement level, below which there would be no payout, a target achievement level, at which the target opportunity would be paid, and a maximum achievement level, at which 200% of the target would be paid for the annual performance period. For purposes of this table, the minimum estimated possible payout assumes that the threshold achievement level was satisfied. For more information on the 2012 STIC plan, see “Compensation Discussion and Analysis—Primary Components of Executive Compensation—Short-term Incentive Compensation Plan.”

As previously disclosed on Sprint's Current Report on Form 8-K filed on May 4, 2012, Mr. Hesse agreed to a reduction in his target opportunity under the 2012 STIC plan. Amounts shown above are before this reduction. After reduction, Mr. Hesse's threshold, target and maximum are $510,000, $2,040,000, and $4,080,000, respectively.

(2)
LTI—Represents the threshold, target and maximum estimated possible payouts for performance units granted by the Compensation Committee on March 16, 2010 under the 2010 LTIC plan. In early 2012, the Compensation Committee set goals for this grant for the 2012 performance period with respect to free cash flow, net service revenue and Network Vision deployment.

(3)
LTI—Represents the threshold, target and maximum estimated possible payouts for performance units granted by the Compensation Committee on February 23, 2011 under the 2011 LTIC plan. In early 2012, the Compensation Committee set goals for this grant for the 2012 performance period with respect to free cash flow, net service revenue and Network Vision deployment.

(4)
LTI—Represents the threshold, target and maximum estimated possible payouts for performance units granted by the Compensation Committee on February 22, 2012 under the 2012 LTIC plan. In early 2012, the Compensation Committee set goals for the 2012-2014 LTIC plan performance period with respect to free cash flow, net service revenue and Network Vision deployment.

As previously disclosed on Sprint's Current Report on Form 8-K filed on May 4, 2012, Mr. Hesse agreed to forfeit $2 million in performance units under the 2012 LTIC plan. Amounts shown above are before this reduction. After reduction, Mr. Hesse's threshold, target and maximum are $1,655,000, $6,620,000, and $9,930,000, respectively.

(5)
pRSUs—Represents a performance-based RSU award granted under our 2010 LTIC plan, which is subject to adjustment in accordance with the performance objectives. Vesting occurs 100%, as adjusted for achievement in each of the three one-year performance periods ending on December 31, 2010, 2011, and 2012, on March 16, 2013. In early 2012, the Compensation Committee set goals for the 2012 LTIC plan performance period with respect to free cash flow, net service revenue and Network Vision deployment. The total number of performance-based RSUs granted is set forth below. Because we failed to meet threshold achievement with respect to our Network Vision deployment objective, the RSUs forfeited are also set forth below.

	2010 Performance-based RSUs	1/3 for 2012	Forfeited for 2012
Hesse	831,025	277,009	92,244
Cowan	207,756	69,252	23,061
Elfman	249,307	83,103	27,673
Johnson	106,371	35,457	11,807

(6)
pRSUs—Represents a performance-based RSU award granted under our 2011 LTIC plan, which is subject to adjustment in accordance with the performance objectives. Vesting occurs 100%, as adjusted for achievement in each of the three one-year performance periods ending on December 31, 2011, 2012, and 2013, and on February 23, 2014 (April 4, 2014 for Mr. Euteneuer). In early 2012, the Compensation Committee set goals for the 2012 performance period with respect to free cash flow, net service revenue and Network Vision deployment. The total number of performance-based RSUs granted is set forth below. Because we failed to meet threshold achievement with respect to our Network Vision deployment objective, the RSUs forfeited are also set forth below.

	2011 Performance-based RSUs	1/3 for 2012	Forfeited for 2012
Hesse	965,000	321,667	107,115
Euteneuer	229,258	76,420	25,448
Cowan	168,919	56,307	18,750
Elfman	219,595	73,199	24,375
Johnson	94,595	31,532	10,500

(7)
pRSUs—Represents a performance-based RSU award granted under our 2012 LTIC plan, which is subject to adjustment in accordance with the performance objectives. Vesting occurs 100%, as adjusted for achievement in the three-year performance period ending on December 31, 2014, on February 22, 2015. In early 2012, the Compensation Committee set goals for the 2012-2014 performance period with respect to free cash flow, net service revenue and Network Vision deployment.

(8)	SO—Represents stock options granted under our 2012 LTIC plan. Vesting occurs in equal installments on each of February 22, 2013, February 22, 2014 and February 22, 2015.
Option Exercises and Stock Vested
The table below summarizes option awards that were exercised and stock awards that vested in 2012 with respect to each of our named executive officers.
2012 Option Exercises and Stock Vested

	Option Awards		Stock Awards

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Hesse	750,000	4,091,250	—	—
Euteneuer	—	—	—	—
Cowan	—	—	—	—
Elfman	—	—	—	—
Johnson	—	—	—	—
_____________________________________

(1)
Amounts reflect the average high and low common stock price as reported on the NYSE composite of the underlying common stock on the day the option shares were exercised or RSU award vested multiplied by the number of shares that vested.

Outstanding Equity Awards at Fiscal Year-End
The table below summarizes option and equity awards outstanding as of December 31, 2012 held by each of our named executive officers.
Outstanding Equity Awards at 2012 Fiscal Year-End

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(1)
Hesse	—		995,652	(2)	2.23	2/22/2022	1,474,359	(7)	8,359,616	1,319,434	(8)	7,481,191
	300,000	(3)	600,000	(3)	4.20	2/23/2021	—		—	—		—
	—		454,546	(4)	3.45	3/16/2020	—		—	—		—
	1,918,086	(5)	737,848	(5)	3.59	2/25/2019	—		—	—		—
	513,347	(6)	—		6.52	3/26/2018	—		—	—		—
	1,000,000	(6)	—		13.91	12/17/2017	—		—	—		—
	1,000,000	(6)	—		16.69	12/17/2017	—		—	—		—
	1,275,000	(6)	—		19.47	12/17/2017	—		—	—		—
Euteneuer	—		608,696	(2)	2.23	2/22/2022	277,838	(7)	1,575,341	545,170	(8)	3,091,114
	113,821	(9)	227,642	(9)	4.62	4/4/2021	—		—	—		—
Cowan	—		434,783	(2)	2.23	2/22/2022	320,368	(7)	1,816,487	391,128	(8)	2,217,696
	81,300	(3)	162,602	(3)	4.20	2/23/2021	—		—	—		—
	113,636	(4)	113,637	(4)	3.45	3/16/2020	—		—	—		—
	651,042	(5)	217,014	(5)	3.59	2/25/2019	—		—	—		—
	256,674	(6)	—		6.52	3/26/2018	—		—	—		—
	473,485	(6)	—		21.48	7/9/2017	—		—	—		—
Elfman	—		565,217	(2)	2.23	2/22/2022	395,703	(7)	2,243,636	508,467	(8)	2,883,008
	105,691	(3)	211,382	(3)	4.20	2/23/2021	—		—	—		—
	136,363	(4)	136,364	(4)	3.45	3/16/2020	—		—	—		—
	664,062	(5)	221,355	(5)	3.59	2/25/2019	—		—	—		—
	154,004	(6)	—		7.89	5/4/2018	—		—	—		—
	435,730	(6)	—		9.47	5/4/2018	—		—	—		—
Johnson	—		260,870	(2)	2.23	2/22/2022	169,435	(7)	960,696	232,424	(8)	1,317,844
	45,528	(3)	91,057	(3)	4.20	2/23/2021	—		—	—		—
	58,182	(4)	58,182	(4)	3.45	3/16/2020	—		—	—		—
	283,333	(5)	94,445	(5)	3.59	2/25/2019	—		—	—		—
	65,708	(6)	—		6.52	3/26/2018	—		—	—		—
	70,715	(6)	—		4.64	6/17/2017	—		—	—		—
_____________________________________

(1)	Market value is based on the closing price of a share of our common stock of $5.67 on December 31, 2012.

(2)	Stock options vest 33 1/3% on February 22, 2013, February 22, 2014 and February 22, 2015.

(3)	Stock options vest 33 1/3% on February 23, 2012, February 23, 2013 and February 23, 2014.

(4)	Stock options vest/vested 25% on March 16, 2011, March 16, 2012, March 16, 2013 and March 16, 2014.

(5)	Stock options vest/vested 25% on February 25, 2010, February 25, 2011, February 25, 2012 and February 25, 2013.

(6)	Stock options are fully vested.

(7)
Consists of Mr. Euteneuer's Restricted Stock Award of 125,000 shares that vest on April 4, 2014 and performance-based RSUs that vest on March 16, 2013 and with respect to which the applicable performance periods have been completed:

	Amount	Forfeited
Hesse	831,025	92,244
Cowan	207,756	23,061
Elfman	249,307	27,673
Johnson	106,371	11,807

Consists of performance-based RSUs that vest on February 23, 2014 (April 4, 2014 for Mr. Euteneuer) and with respect to which the applicable performance periods have been completed:

	Amount	Forfeited
Hesse	643,334	107,115
Euteneuer	152,839	25,448
Cowan	112,613	18,750
Elfman	146,397	24,375
Johnson	63,064	10,500

(8)	Consists of performance-based RSUs that vest on February 23, 2014 (and April 4, 2014 for Mr. Euteneuer) and with respect to which the applicable performance periods have not been completed:

Amount
Hesse	321,666
Euteneuer	76,420
Cowan	56,307
Elfman	73,199
Johnson	31,532
Consists of performance-based RSUs that vest on February 22, 2015 and with respect to which the applicable performance periods have not been completed:

Amount
Hesse	997,768
Euteneuer	468,750
Cowan	334,821
Elfman	435,268
Johnson	200,893

(9)	Stock options vest in equal installments on each of April 4, 2012, April 4, 2013 and April 4, 2014.

Pension Benefits
None of our named executive officers are offered pension benefits from us.
Nonqualified Deferred Compensation
Certain employees, including our named executive officers, are entitled to participate in the Sprint Nextel Deferred Compensation Plan, a nonqualified and unfunded plan under which participants may defer to future years the receipt of certain compensation. For 2012, the plan permitted participants to defer up to 50% of base salary and 75% of their STIC plan payout. To compensate participants for federal tax law limitations under our 401(k) plan, we match deferrals to the plan using the same matching contribution formula as our 401(k) plan for eligible compensation above the applicable annual limit, which for 2012 was $250,000. Of our named executive officers, only Mr. Hesse participated in this plan with respect to compensation earned during 2012. The table below summarizes the information with respect to this plan and the activity and balances with respect to the account of each named executive officer.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE ($)(3)
Hesse	145,423	131,105	25,520	—	775,833
Euteneuer	—	—	—	—	—
Cowan	—	—	—	—	—
Elfman	—	—	—	—	—
Johnson	—	—	—	—	—
_____________________________________

(1)
Includes contributions by Mr. Hesse with respect to (i) 2012 base salary compensation, the amount of which is included in the 2012 Summary Compensation Table in the “Salary” and "Non-Equity Incentive Plan Compensation" column and (ii) the payout to Mr. Hesse pursuant to the 2012 STIC plan.

(2)
Represents matching contributions by us with respect to 2012 base salary deferrals on STIC plan compensation paid in 2012 but earned in 2011 and will not be credited to the account of Mr. Hesse until March 29, 2013, the amount of which is included in the 2012 Summary Compensation Table in the “All Other Compensation” column.

(3)	Represents the aggregate balance as of December 31, 2012, adjusted to include the matching contribution noted in footnote 2 above.
Compensation deferred by participants and any matching contributions made by us are credited to a bookkeeping account that represents our unsecured obligation to repay the participant in the future. Participants elect to allocate deferred and matching contributions among one or more hypothetical investment options, which include one option that tracks our common stock and other options that track broad-based bond and equity indices. Participants may change hypothetical investment elections only four times a year and at least three months must elapse between each change. Under the plan, the amount of our unfunded obligation is determined by tracking the value in the bookkeeping account according to the performance of the hypothetical investments.

Potential Payments upon Termination of Employment or Change in Control
Upon a December 31, 2012 termination of employment due to a resignation without good reason or termination by us with cause, our named executive officers would be entitled to only those payments and benefits provided to all our salaried employees on a non-discriminatory basis, including:

•	accrued salary and vacation pay;

•	distribution of balances under our 401(k) plan and deferred compensation plan; and

•
had their termination not for cause been at their normal retirement, (1) the 2012 STIC plan and the 2010 LTIC plan performance unit award based on actual performance and made after the Compensation Committee determined whether performance targets were achieved, pro-rated for their service during the performance period, (2) continued participation in group life and health plans, and (3) accelerated vesting of options and RSUs granted (at actual performance) and exercisability of vested options for five years.

For more information on the deferred compensation benefits available to our named executive officers, see “—Setting Executive Compensation—Other Components of Executive Compensation.”
Further, pursuant to the terms of our named executive officers' respective employment agreements or our Change in Control Severance Plan, they would be entitled to not only their accrued benefits noted above, but other payments and benefits upon terminations of employment in the event of certain situations as described in the narrative and quantified in the table below.
While each of the applicable employment agreements and the Change in Control Severance Plan set forth relevant definitions in full, generally:
Change in control means: the acquisition by a person or group of 30% or more of Sprint's voting stock; a change in the composition of a majority of our directors; the consummation of a merger, reorganization, business combination or similar transaction after which: Sprint's shareholders do not hold more than 50% of the combined entity, the members of Sprint's board of directors do not constitute a majority of the directors of the combined entity, or a person or group holds 30% or more of the voting securities of the combined entity; or the liquidation or dissolution of Sprint.
The SoftBank Merger will constitute a change in control if consummated. The table below shows, for the CIC column, the amounts due to each named executive officer in the event of a qualifying termination following a change in control for a transaction other than the SoftBank Merger. Amounts due in connection with a qualifying termination following the SoftBank Merger, which include items specific to that transaction, will be disclosed in the proxy statement relating to the SoftBank Merger.
We have cause to terminate the employment of a named executive officer involuntarily where that officer materially breaches his employment agreement, fails to perform his duties, intentionally acts in a manner that is injurious to us, or violates our code of conduct.
Good reason means the occurrence of any of the following without the named executive officer's consent:

•	our material breach of his employment agreement; a reduction in salary or short-term incentive compensation target opportunity, except for across-the-board reductions; certain relocations; and

•	in connection with a change in control:

◦	a significant and adverse reduction of an executive's duties or responsibilities or organizational status;

◦
the failure to provide a long-term incentive compensation opportunity comparable to other senior executives or a greater than 10% maximum across-the-board reduction to any of base salary or short- or long-term incentive compensation opportunities; or

◦	our failure to obtain an agreement from a successor to assume the employment agreement.

The following table and narrative describe the potential payments and benefits that would be provided to our named executive officers upon each respective hypothetical December 31, 2012 termination of employment scenario.

Without Cause or For Good Reason
			Non-CIC ($)(1)	CIC ($)(2)	Disability ($)	Death ($)
Hesse	Salary-based		2,400,000	2,400,000	1,200,000	—
	STI-based		6,134,688	6,120,000	2,054,688	2,054,688
	LTI-based (3)		15,951,366	23,880,756	23,880,756	23,880,756
	Benefits/Perquisites		50,561	50,561	7,781	—
		Total value	24,536,615	32,451,317	27,143,225	25,935,444

Euteneuer	Salary-based		1,550,000	1,550,000	775,000	—
	STI-based		3,029,754	3,022,500	1,014,754	1,014,754
	LTI-based (3)		3,499,322	6,999,394	6,999,394	6,999,394
	Benefits/Perquisites		50,561	50,561	7,781	—
		Total value	8,129,637	11,622,455	8,796,929	8,014,148

Cowan	Salary-based		1,450,000	—	—	—
	STI-based		2,725,275	—	—	—
	LTI-based (3)		4,135,743	—	—	—
	Benefits/Perquisites		50,561	—	—	—
		Total value	8,361,529	—	—	—

Elfman	Salary-based		1,300,000	1,300,000	650,000	—
	STI-based		2,443,350	2,437,500	818,350	818,350
	LTI-based (3)		5,090,397	8,501,597	8,501,597	8,501,597
	Benefits/Perquisites		46,119	46,119	5,559	—
		Total value	8,879,866	12,285,216	9,975,506	9,319,947

Johnson	Salary-based		1,080,000	1,080,000	540,000	540,000
	STI-based		1,608,945	1,608,945	528,945	528,945
	LTI-based (3)		3,787,601	3,787,601	3,787,601	3,787,601
	Benefits/Perquisites		66,309	66,309	8,154	—
		Total value	6,542,855	6,542,855	4,864,700	4,856,546

_____________________________________

(1)
With respect to Mr. Johnson, if his termination was for good reason based on relocation, his salary-based benefit would have been $540,000 (effective June 30, 2012), his STI-based benefit would have been $1,068,945, his LTI-based benefit would have been $3,767,601, and his benefits/perquisites would have been $8,154, for a total value of $5,384,700.

(2)
If the change in control had occurred in 2011, the 2012 STIC plan portion of the STI-based payment would have been: for Mr. Hesse, $2,054,688, resulting in a total value of $32,466,005; for Mr. Euteneuer, $1,014,754, resulting in a total value of $11,629,709; and for Mr. Elfman, $818,350, resulting in a total value of $12,291,066.

(3)
Includes performance units (payable in cash), stock options and RSUs. The value of options is based on the intrinsic value of the options, which is the difference between the exercise price of the option and the market price of our shares on December 31, 2012, multiplied by the number of options, and the value of RSUs is based on the market value of our stock on December 31, 2012, multiplied by the number of RSUs.

Resignation for Good Reason or Involuntary Termination without Cause
If our named executive officers' employment had terminated either by them for good reason or by us without cause, they would have been entitled to:

•
continuation of their then-current base salary for their respective payment period through periodic payment with the same frequency as our payroll schedule (or in the event of a termination within 18 months after a change in control, in a lump sum equal to their base salary for such payment period);

•	a payment of:

◦	their STIC plan award for 2012, based on actual performance (or in the event of a termination within 18 months after a change in control occurring in 2012, at their STI target opportunity), plus

◦
their STI target opportunity as of December 31, 2012 or that amount of the applicable STIC plan payout based on actual performance, if less (greater, with respect to Mr. Johnson), for their payment period, with each payment being made after the Compensation Committee has determined whether performance targets were achieved, except that, in the event of a termination within 18 months after a change in control, the payment equal to their STI target opportunity for their payment period would instead be paid as a lump sum without regard to achievement of performance targets or timing of the Compensation Committee's determination thereon;

•
a payment of their 2010 LTIC plan performance unit award based on actual performance and made after the Compensation Committee has determined whether performance targets were achieved, prorated for their service during the performance period;

•
continued vesting through their payment period (through the originally-scheduled vesting date with respect to Mr. Cowan's awards outstanding as of August 5, 2010), of options and RSUs granted (or in the event of a termination within 18 months after a change in control, and with respect to Mr. Johnson, immediate vesting of options granted and RSUs outstanding), exercisability of options vested through the 90th day after such vesting, and with respect to:

◦	Mr. Hesse, receipt of the Sign-On RSU Award (as defined in his employment agreement) on the first business day of the seventh month following his termination; and

◦	Mr. Johnson, exercisability of vested options for 12 months; and

•
continued participation at employee rates in our group health and life (and for Mr. Johnson, long-term disability) plans, and (except for Mr. Johnson if his termination was for good reason based on relocation) outplacement services in an amount not to exceed $35,000 ($50,000 with respect to Mr. Johnson), each for the duration of his payment period.

The payment period for each of the named executive officers is 24 months (12 months with respect to Mr. Johnson if his termination was for good reason based on relocation).
Termination as a Result of Disability
If our named executive officers' employment had terminated as a result of their disability, they would have been entitled to:

•
continuation of their base salary for 12 months, less (except for Mr. Johnson) any benefits paid under our Long-term Disability Plan, through periodic payment with the same frequency as our payroll schedule;

•
a payment of their 2012 STIC plan award and the 2010 LTIC plan performance unit award, each based on actual performance and the LTIC plan award prorated for service during the three applicable performance periods;

•
immediate vesting of options and RSUs granted, exercisability of vested options for five years (12 months with respect to Mr. Johnson), and with respect to Mr. Hesse, receipt of the Sign-On RSU Award on the first business day of the seventh month following his termination; and

•	continued participation at employee rates in our group health and life plans for 12 months.

Termination as a Result of Death
Had our named executive officers' employment terminated as a result of their death, their estates would have been entitled, as with respect to our employees generally, to a payment of the 2012 STIC plan award based on target and the 2010 performance units under the 2010 LTIC plan based on actual performance, with the LTIC plan award prorated for service during the three performance periods, immediate vesting of options and RSUs granted, and exercisability of vested options for 12 months. Mr. Johnson's estate also would have received continuation of his base salary for 12 months.
Conditions Applicable to the Receipt of Severance Payments and Benefits
As a condition to our named executive officers' entitlement to receive the amounts above, they would have been:

•	required to execute a release in favor of us;

•	subject to confidentiality and non-disparagement provisions on a permanent basis following the termination of their employment; and

•	for the duration of their payment period, prohibited from:

◦	engaging in certain employment activities with a competitor of ours;

◦	soliciting our employees and certain other parties doing business with us to terminate their relationship with us; and

◦	soliciting or assisting any party to undertake any action that would be reasonably likely to, or is intended to, result in a change in control or seek to control our board of directors.
If the named executive officer breached any of these obligations, he would have no rights in, and we would have no obligation to provide, any severance benefits yet to be paid or provided under his employment agreement and any outstanding equity-based award granted under his employment agreement would have terminated immediately.
Compensation of Directors
The compensation of our outside directors is partially equity-based and is designed to comply with our Corporate Governance Guidelines, which provide that the guiding principles behind our outside director compensation practices are: (1) alignment with shareholder interests; (2) preservation of outside director independence; and (3) preservation of the fiduciary duties owed to all shareholders. Our outside directors are also reimbursed for direct expenses relating to their activities as members of our board.
Components of Compensation

Compensation Element	2012 Compensation
Annual Retainer	$80,000
Chairman Retainer	$150,000
Audit Chair Retainer	$20,000
Compensation Chair Retainer	$15,000
Finance, Nominating and other Special Chair Retainer(1)	$10,000
Meeting Fees (per meeting): In Person Telephonic	$2,000 $1,000
Restricted Stock Units(2)	Annual grant value of $110,000
_________________

(1)	Includes any non-standing committee of directors established from time to time, but excludes the Executive Committee of the Board of Directors.

(2)
Generally, the restricted stock units, or RSUs, underlying which are shares of our common stock, are granted each year on the date of the annual meeting of shareholders. Each grant vests in full upon the subsequent annual meeting. Any new outside board member joining our board receives a grant of prorated RSUs upon his or her appointment that vests in full upon the subsequent annual meeting.

The dollar value of the outside directors' targeted annual grant is prorated for the time period between the date of the director's initial appointment to our board and the date of the subsequent annual meeting. The prorated RSU grant is intended to offer a competitive compensation package to our outside directors, to immediately align the interests of outside directors with our shareholders' interests and to be consistent with the manner in which the cash retainers are paid upon an outside director joining our board.
Director Compensation Table
The following table provides compensation information for our outside directors who served during 2012. Compensation information for Mr. Hesse, our President and Chief Executive Officer, can be found at the beginning of this Item 11—Executive Compensation.
2012 Director Compensation

	Fees earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Robert R. Bennett	148,000	110,000	—	258,000
Gordon M. Bethune	127,000	110,000	—	237,000
Larry C. Glasscock	162,000	110,000	1,500	273,500
James H. Hance, Jr.	287,000	110,000	2,500	399,500
V. Janet Hill	130,000	110,000	—	240,000
Frank Ianna	123,000	110,000	—	233,000
Sven-Christer Nilsson	107,000	110,000	—	217,000
William R. Nuti	110,000	110,000	—	220,000
Rodney O'Neal	120,000	110,000	—	230,000
_____________________________________

(1)	Consists of annual retainer fees, chairman and committee chair fees, and board and committee meeting fees.

(2)
Represents the grant date fair value of 44,534 RSUs granted to our outside directors on May 15, 2012 based on the Company's closing stock price of $2.47 on that date. The grant date fair value is calculated in accordance with FASB ASC Topic 718.

For a discussion of the assumptions used in determining the compensation cost associated with stock awards, see note 2 of the Notes to the Consolidated Financial Statements. We did not issue stock options to outside directors as part of our 2012 outside director compensation program.
As of December 31, 2012, each of the outside directors held 44,534 stock awards in the form of RSUs. Although we issued no cash dividends in 2012, it is our policy that any cash dividend equivalents on the RSUs granted to the outside directors are reinvested into RSUs, which vest when the underlying RSUs vest.
As of December 31, 2012, V. Janet Hill was the only outside director that held outstanding stock option awards. Ms. Hill held options, all of which are vested, with respect to 49,841 shares. Stock options granted to Ms. Hill were granted under the Nextel incentive equity plan prior to the Sprint-Nextel merger. Since the merger, we have not issued stock options to our outside directors as part of our outside director compensation program.

(3)	Consists of charitable matching contributions made on the director's behalf in 2012 under our Sprint Foundation matching gift program.
 Compensation Committee Interlocks and Insider Participation
There were no compensation committee interlocks or insider participations during 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Agreements with respect to Changes in Control
On October 15, 2012, we entered into the Merger Agreement for the SoftBank Merger. In addition, on October 15, 2012, Sprint and SoftBank entered into the Bond Agreement.
Bond Agreement
Pursuant to the Bond Agreement, on October 22, 2012, Sprint issued a convertible bond (Bond) to New Sprint with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019, which is convertible into 590,476,190 shares of Sprint common stock at $5.25 per share, or approximately 16.4% upon conversion of the Bond (based on Sprint common shares outstanding as of December 31, 2012), subject to adjustment in accordance with the terms of the Bond Agreement. Interest on the Bond will be due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The Bond will be converted into Sprint shares immediately prior to consummation of the SoftBank Merger and may not otherwise be converted prior to the termination of the Merger Agreement. Conversion of the Bond is subject in any case to receipt of any required approvals and, subject to certain exceptions, to receipt of waivers under the Company's existing credit facilities. Subject to certain exceptions, SoftBank may not transfer the Bond without Sprint's consent.
Merger Agreement
Upon consummation of the SoftBank Merger, which is subject to various conditions, including Sprint stockholder and regulatory approval, SoftBank will fund New Sprint with additional capital of approximately $17.0 billion, of which approximately $12.1 billion will be distributed to Sprint stockholders as merger consideration with the remaining $4.9 billion held in the cash balance of New Sprint for general corporate purposes, including but not limited to the Clearwire Acquisition. Pursuant to the terms and subject to the conditions described in the Merger Agreement, upon consummation of the SoftBank Merger, outstanding shares of Sprint common stock, except as otherwise provided for in the Merger Agreement, will be converted, at the election of Sprint stockholders, into (i) cash in an amount equal to $7.30 for each share of Sprint common stock or (ii) one share of New Sprint common stock for each share of Sprint common stock, subject in each case to proration such that a stockholder may receive a combination of cash and New Sprint common stock.
Upon consummation of the SoftBank Merger, SoftBank will receive a five-year warrant to purchase 54,579,924 shares in New Sprint at $5.25 per share which would yield approximately $300 million in proceeds upon exercise. Upon consummation of the SoftBank Merger, (i) Sprint will become a wholly-owned subsidiary of New Sprint, (ii) New Sprint will be a publicly traded company, (iii) SoftBank will indirectly own approximately 70% of New Sprint on a fully diluted basis, and (iv) the former stockholders and other equityholders of Sprint will own approximately 30% of the fully diluted equity of New Sprint. The SoftBank Merger is subject to various conditions, including receipt of required regulatory approvals and approval of Sprint's stockholders, and is expected to close in mid-2013.

Security Ownership of Certain Beneficial Owners
The following table provides information about the only known beneficial owners of 5% or more of Sprint's common stock. For purposes of the table below, beneficial ownership is determined based on Rule 13d-3 of the Securities Exchange Act of 1934, which states that a beneficial owner is any person who directly or indirectly has or shares voting and/or investment or dispositive power.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
SOFTBANK CORP. 1-9-1 Higashi-Shimbashi Minato-ku Tokyo 105-7303 Japan	590,476,190 shares (2)	16.4%(3)
Capital Research Global Investors 333 South Hope Street Los Angeles, California 90071	330,058,600 shares (4)	11%
Dodge & Cox 555 California Street, 40th Floor San Francisco, California 94104	319,807,955 shares (5)	10.6%
BlackRock, Inc. 40 East 52nd Street New York, New York 10022	154,874,860 shares (6)	5.1%
________

(1)
The ownership percentages set forth in this column are based on Sprint's outstanding shares on February 15, 2013 and assumes that each of these stockholders continued to own the number of shares reflected in the table above on February 15, 2013.

(2)	Shares issuable upon conversion of the Bond, which conversion is subject to certain conditions, including regulatory approvals.

(3)	The SoftBank ownership percentage assumes conversion of the Bond.

(4)
According to a Schedule 13G/A filed with the SEC on February 13, 2013, by Capital Research Global Investors (a division of Capital Research and Management Company). According to the Schedule 13G/A, Capital Research Global Investors is the beneficial owner of, and has sole voting power and sole dispositive power with respect to, all of the shares.

(5)
According to a Schedule 13G/A filed with the SEC on February 13. 2013 by Dodge & Cox. Dodge & Cox has sole voting power with respect to 299,521,655 shares, and sole dispositive power with respect to 319,807,955 shares.

(6)
According to a Schedule 13G/A filed with the SEC on January 30, 2013, by BlackRock, Inc. BlackRock, Inc. is the beneficial owner of, and has sole voting power and sole dispositive power with respect to, all of the shares.

Security Ownership of Directors and Executive Officers
The following table states the number of shares of Sprint common stock beneficially owned as of February 15, 2013 by each director, named executive officer, and all directors and executive officers as a group. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the shares owned.

Name of Beneficial Owner	Shares Owned		Shares Covered by Exercisable Options and RSUs to be Delivered (1)	Percentage of Common Stock
Robert R. Bennett	107,542		—	*
Gordon M. Bethune	96,060		—	*
Keith O. Cowan	731,788		2,122,388	*
Steven L. Elfman	526,534		2,134,913	*
Joseph J. Euteneuer	240,252	(2)	430,540	*
Larry C. Glasscock	112,491		—	*
James H. Hance, Jr.	117,000		—	*
Daniel R. Hesse	3,030,407		7,788,203	*
V. Janet Hill	97,673		49,841	*
Frank Ianna	77,339		—	*
Robert L. Johnson	269,188		803,136	*
Sven-Christer Nilsson	51,710		—	*
William R. Nuti	74,695		—	*
Rodney O'Neal	82,194		—	*
Directors and Executive Officers as a group (20 persons)	6,017,365		14,550,237	*
*Indicates ownership of less than 1%.
________

(1)
Represents shares that may be acquired upon the exercise of stock options exercisable, and shares of stock that underlie restricted stock units to be delivered, on or within 60 days after February 15, 2013 under Sprint's equity-based incentive plans.

(2)	Includes shares of restricted stock as to which Mr. Euteneuer has sole voting power but no dispositive power.

Compensation Plan Information
Currently we sponsor two active equity incentive plans, the 2007 Omnibus Incentive Plan (2007 Plan) and our Employee Stock Purchase Plan (ESPP). We also sponsor the 1997 Long-Term Incentive Program (1997 Program) and the Nextel Incentive Equity Plan (Nextel Plan). All outstanding options under the Management Incentive Stock Option Plan (MISOP) expired in 2012. Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, will determine the terms of each award. No new grants can be made under the 1997 Program, the Nextel Plan, or the MISOP.
The following table provides information about the shares of Series 1 common stock that may be issued upon exercise of awards as of December 31, 2012.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders of Series 1 common stock	80,965,327	(1)(2)	$6.48	(3)	209,215,981	(4)(5)(6)
Equity compensation plans not approved by shareholders of Series 1 common stock	1,663,042	(7)	$17.34		—
Total	82,628,369				209,215,981
  _______________

(1)
Includes 53,959,361 shares covered by options and 18,425,717 restricted stock units under the 2007 Plan, and 7,857,056 shares covered by options and 41,607 restricted stock units outstanding under the 1997 Program. Also includes purchase rights to acquire 681,586 shares of common stock accrued at December 31, 2012 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 95% of the market value on the last business day of the offering period.

(2)	Included in the total of 80,965,327 shares are 18,425,717 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 681,586 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $5.41 for each share.

(4)
Of these shares, 136,083,651shares of common stock were available under the 2007 Plan. Through December 31, 2012, 127,611,214 cumulative shares came from the 1997 Program, the Nextel Plan and the MISOP.

(5)	Includes 73,132,330 shares of common stock available for issuance under the ESPP after issuance of the 681,586 shares purchased in the fourth quarter 2012 offering. See note 1 above.

(6)	No new awards may be granted under the 1997 Program, the Nextel Plan, or the MISOP.

(7)	Consists of 1,663,042 options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
Our board has adopted a written policy regarding the review and approval or ratification of transactions involving our company and our directors, nominees for directors, executive officers, immediate family members of these individuals, and shareholders owning five percent or more of our outstanding voting stock, each of whom is referred to as a related party. Our policy covers any transaction, arrangement or relationship where a related party has a direct or indirect material interest and the amount involved exceeds $120,000, except for approved compensation-related arrangements. Our corporate governance and legal staff are primarily responsible for the development and implementation of processes and procedures to obtain information from our directors and executive officers with respect to transactions between related parties.
We have a related party transaction committee comprised of members of management that reviews transactions between related parties to determine, based on the facts and circumstances, the potential amount involved and whether a related party has a direct or indirect material interest in the transaction. If the transaction is covered under our policy, the related party transaction committee then makes a recommendation to the Nominating Committee of our board regarding the appropriateness of the transaction. The Nominating Committee approves or ratifies the transaction only if it determines the transaction is in the best interests of the Company and our shareholders. In 2012, the related party transaction described below was brought before and ratified by the Nominating Committee.
Certain Employment Relationships
Danny L. Bowman, who was an executive officer of Sprint in 2012, has a brother-in-law who is employed by a subsidiary of Sprint as a business account manager and in 2012 earned approximately $260,000, including commissions, which is commensurate with his level of experience and other employees having similar responsibilities.
Independence of Directors
Our board has adopted a definition of director independence that meets the listing standards of the NYSE. Our Corporate Governance Guidelines require that at least two-thirds of our board be independent. A director will not be independent unless our board, considering all relevant circumstances, determines that the director does not have a material relationship with us, including any of our consolidated subsidiaries.
Our outside directors are directors who are not our employees. In determining the independence of the outside directors, our board considered whether our outside directors, their immediate family members, and the companies by which they are employed as an executive officer (if applicable) have any relationships with our company that would prevent them from meeting the independence standards of the NYSE. In performing its review, our board considered the responses provided by the outside directors in their director questionnaires and determined that the following directors have no material relationship with our company and are independent using the definition described above: Mrs. Hill and Messrs. Bennett, Bethune, Glasscock, Hance, Ianna, Nilsson, Nuti and O'Neal.

Item 14.	Principal Accountant Fees and Services
Audit Fees
For professional services rendered for the audit of our 2012 consolidated financial statements, the report on the effectiveness of internal control over financial reporting as required by the Sarbanes-Oxley Act, the review of the consolidated financial statements included in our 2012 Form 10-Qs and the statutory audits of our international subsidiaries, KPMG billed us a total of $15.8 million.
For professional services rendered for the audit of our 2011 consolidated financial statements, the report on the effectiveness of internal control over financial reporting as required by the Sarbanes-Oxley Act, the review of the consolidated financial statements included in our 2011 Form 10-Qs and the statutory audits of our international subsidiaries, KPMG billed us a total of $15.0 million.
These amounts also include reviews of documents filed with the SEC, accounting consultations related to the annual audit and preparation of letters for underwriters and other requesting parties.
Audit-Related Fees
For professional audit-related services rendered to us, KPMG billed us a total of $1.3 million in 2012. Audit-related services in 2012 generally included the audits of our employee benefit plans, internal control reviews and other attestation services.
For professional audit-related services rendered to us, KPMG billed us a total of $0.6 million in 2011. Audit-related services in 2011 generally included the audits of our employee benefit plans, internal control reviews and other attestation services.
Tax Fees
For professional tax services rendered to us, KPMG billed us a total of approximately $0.8 million in 2012. Tax services in 2012 primarily included tax consultation matters
For professional tax services rendered to us, KPMG billed us a total of approximately $0.8 million in 2011. Tax services in 2011 primarily included tax consultation matters.
All Other Fees
All other fees included non-audit services of $0.2 million rendered to us for financial management advisory services in 2012.
The Audit Committee determined that the non-audit services rendered by KPMG in 2012 and 2011 were compatible with maintaining its independence as auditors of our consolidated financial statements.
The Audit Committee has adopted policies and procedures concerning our independent registered public accounting firm, including the pre-approval of services to be provided. Our Audit Committee pre-approved all of the services described above. The Audit Committee is responsible for the pre-approval of all audit, audit-related, tax and non-audit services; however, pre-approval authority may be delegated to one or more members of the Audit Committee. The details of any services approved under this delegation must be reported to the full Audit Committee at its next regular meeting. Our independent registered public accounting firm is generally prohibited from providing certain non-audit services under our policy, which is more restrictive than the SEC rules related to non-audit services. Any permissible non-audit service engagement must be specifically approved in advance by the Audit Committee. We provide quarterly reporting to the Audit Committee regarding all audit, audit-related, tax and non-audit services provided by our independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Nextel Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.

2.	The consolidated financial statements of Clearwire Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.

3.	The exhibits filed as part of this report are listed in the Exhibit Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT NEXTEL CORPORATION (Registrant)

By	/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President
Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2013.

/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President (Principal Executive Officer)

/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer (Principal Financial Officer)

/s/ RYAN H. SIUREK
Ryan H. Siurek Vice President and Controller (Principal Accounting Officer)

SIGNATURES
SPRINT NEXTEL CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2013.

/s/ JAMES H. HANCE, JR.	/s/ V. JANET HILL
James H. Hance, Jr., Chairman	V. Janet Hill, Director

/s/ ROBERT R. BENNETT	/s/ FRANK IANNA
Robert R. Bennett, Director	Frank Ianna, Director

/S/ GORDON M. BETHUNE	/s/ SVEN-CHRISTER NILSSON
Gordon M. Bethune, Director	Sven-Christer Nilsson, Director

/S/ LARRY C. GLASSCOCK	/S/ WILLIAM R. NUTI
Larry C. Glasscock, Director	William R. Nuti, Director

/s/ DANIEL R. HESSE	/s/ RODNEY O'NEAL
Daniel R. Hesse, Director	Rodney O'Neal, Director

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3**	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

2.4**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.5**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.2	5/18/2012

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(4) Instruments Defining the Rights of Sprint Nextel Security Holders

4.1	The rights of Sprint Nextel Corporation's equity security holders are defined in the Fifth, Sixth, and Eighth Articles of Sprint's Articles of Incorporation. See Exhibit 3.1	8-K	001-04721	3.1	8/18/2005

4.2	Provision regarding Kansas Control Share Acquisition Act is in Article 2, Section 2.5 of the Bylaws. Provisions regarding Stockholders' Meetings are set forth in Article 3 of the Bylaws. See Exhibit 3.2	8-K	001-04721	3	2/28/2007

4.3.1	Indenture, dated as of October 1, 1998, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	10-Q	001-04721	4(b)	11/2/1998

4.3.2	First Supplemental Indenture, dated as of January 15, 1999, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	4(b)	2/3/1999

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.3.3	Second Supplemental Indenture, dated as of October 15, 2001, among Sprint Capital Corporation, Sprint Corporation and Bank One, N.A., as Trustee	8-K	001-04721	99	10/29/2001

4.4.1	Indenture, dated November 20, 2006, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.4.2	First Supplemental Indenture, dated November 9, 2011, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.4.3	Second Supplemental Indenture, dated November 9, 2011, among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.4.4	Registration Rights Agreement, dated November 9, 2011, among Sprint Nextel Corporation and J.P. Morgan Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets, Inc., Goldman, Sachs & Co., Scotia Capital (USA) Inc., Wells Fargo Securities, LLC and the Williams Capital Group, L.P.	8-K	001-04721	4.4	11/9/2011

4.5.1	Third Supplemental Indenture, dated March 1, 2012, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.5.2	Fourth Supplemental Indenture, dated March 1, 2012, among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.5.3	Registration Rights Agreement, dated March 1, 2012, among Sprint Nextel Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., J.P. Morgan Securities LLC, Scotia Capital (USA) Inc., Wells Fargo Securities, LLC and the Williams Capital Group, L.P.	8-K	001-04721	4.3	3/1/2012

4.6.1	Fifth Supplemental Indenture, dated as of August 14, 2012, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

4.6.2	Specimen of 7.00% Notes due 2020 (included in Exhibit 4.6.1)	8-K	001-04721	4.2	8/14/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
4.7.1	Sixth Supplemental Indenture, dated as of November 14, 2012, to the Indenture, dated as of November 20, 2006, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

4.7.2	Specimen of 6.000% Notes due 2022 (included in Exhibit 4.7.1)	8-K	001-04721	4.2	11/14/2012

4.8.1	Seventh Supplemental Indenture, dated as of November 20, 2012, to the Indenture, dated as of November 20, 2006, between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

(10) Material Agreements:

10.1	Bond Purchase Agreement, dated as of October 15, 2012, by and between Sprint Nextel Corporation and Starburst II, Inc.	8-K	001-04721	10.1	10/15/2012

10.2	Note Purchase Agreement, dated as of December 17, 2012, by and among Clearwire Corporation, Clearwire Communications, LLC and Collie Finance, Inc., as issuers and Sprint Nextel Corporation, as purchaser	8-K	001-04721	10.1	12/18/2012

10.3	First Amendment to the Note Purchase Agreement, dated January 31, 2013 by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc., and Sprint Nextel Corporation					*

10.4	Second Amendment to the Note Purchase Agreement, dated as of February 26, 2013, by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc. and Sprint Nextel Corporation					*

(10) Executive Compensation Plans and Arrangements:

10.5	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan	10-Q	000-19656	10.4	11/8/2004

10.6	Summary of 2010 Short-Term Incentive Plan	8-K	001-04721		3/3/2010

10.7	Amended Summary of 2010 Short-Term Incentive Plan	8-K/A	001-04721		7/8/2010

10.8	Summary of 2009 Short-Term Incentive Plan	8-K	001-04721		1/26/2009

10.9	Amended Summary of 2009 Short-Term Incentive Plan	8-K/A	001-04721		8/5/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.10	Sprint Nextel 1997 Long-Term Stock Incentive Program, as amended and restated January 1, 2008	10-K	001-04721	10.9	2/27/2009

10.11	Summary of 2010 Long-Term Incentive Plan	8-K	001-04721		3/22/2010

10.12	Amended Summary of 2010 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2011

10.13	Second Amended Summary of 2010 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2012

10.14	Summary of 2009 Long-Term Incentive Plan	8-K	001-04721		1/26/2009

10.16	Summary of 2008 Long-Term Incentive Plan	8-K	001-04721		3/25/2008

10.17	First Amended Summary of 2009 Long-Term Incentive Plan	8-K/A	001-04721		3/22/2010

10.18	Second Amended Summary of 2009 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2011

10.19	Summary of 2007 Long-Term Incentive Plan	10-K	001-04721	10.23	3/1/2007

10.20	Amended Summary of 2011 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2012

10.21	Summary of 2012 Short-Term Incentive Plan and 2012 Long-Term Incentive Plan	8-K	001-04721		2/28/2012

10.22	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2010

10.23	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.2	5/5/2010

10.24	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.3	5/5/2010

10.25	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.4	5/5/2010

10.26	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2011

10.27	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.2	5/5/2011

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.28	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.3	5/5/2011

10.29	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.4	5/5/2011

10.30	Summary of 2011 Long-Term Incentive Plan	8-K	001-04721		2/28/2011

10.31.1	Summary of 2011 Short-Term Incentive Plan	8-K	001-04721		2/28/2011

10.31.2	Amended Summary of 2011 Short-Term Incentive Plan	8-K	001-04721		8/2/2011

10.32	Form of Award Agreement (awarding stock options) under the 2012 Long-Term Incentive Plan for all other executive officers					*

10.33	Form of Award Agreement (awarding restricted stock units) under the 2012 Long-Term Incentive Plan for all other executive officers					*

10.34	Form of Award Agreement (awarding stock options) under the 2012 Long-Term Incentive Plan for executives officers with Nextel employment agreements					*

10.35	Form of Award Agreement (awarding restricted stock units) under the 2012 Long-Term Incentive Plan for executive officers with Nextel employment agreements					*

10.36	Form of Stock Option Agreement under the Stock Option Exchange Program (for certain Nextel Communication Inc. employees)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.37	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.38.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Daniel R. Hesse and Sprint Nextel Corporation	8-K	001-04721	10.1	12/19/2008

10.38.2	Letter Agreement, dated May 4, 2012, between Sprint Nextel Corporation and Daniel R. Hesse	8-K	001-04721	10.1	5/4/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.38.3	First Amendment to Amended and Restated Employment Agreement, dated November 16, 2012, by and between Sprint Nextel Corporation and Daniel R. Hesse	8-K	001-04721	10.4	11/20/2012

10.39.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-K	001-04721	10.25.1	2/27/2009

10.39.2	Compensatory Agreement, dated June 11, 2008, between Keith O. Cowan and Sprint Nextel Corporation	10-Q	001-04721	10.2	8/6/2008

10.39.3	First Amendment to Amended and Restated Employment Agreement, effective August 5, 2010, between Keith O. Cowan and Sprint Nextel Corporation	8-K	001-04721	10.1	8/6/2010

10.39.4	Second Amendment to Amended and Restated Employment Agreement, dated November 18, 2012, by and between Sprint Nextel Corporation and Keith O. Cowan	8-K	001-04721	10.1	11/20/2012

10.40.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	2/27/2009

10.40.2	Compensatory Agreement, dated June 11, 2008, between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	8/6/2008

10.40.3	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program	10-Q	001-04721	10.1	8/5/2010

10.41.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Steven L. Elfman and Sprint Nextel Corporation	10-K	001-04721	10.27.1	2/27/2009

10.41.2	First Amendment to Amended and Restated Employment Agreement, dated November 16, 2012, by and between Sprint Nextel Corporation and Steven L. Elfman	8-K	001-04721	10.2	11/20/2012

10.42.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Paget L. Alves and Sprint Nextel Corporation	10-K	001-04721	10.28	2/27/2009

10.42.2	First Amendment to Amended and Restated Special Compensation and Non-Compete Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Paget L. Alves.					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.43.1	Amended and Restated Employment Agreement, effective December 31, 2008, between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	2/27/2009

10.43.2	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Charles R. Wunsch.					*

10.44.1	Employment Agreement, effective April 29, 2009, between Matthew Carter and Sprint Nextel Corporation	10-K	001-04721	10.33	2/26/2010

10.44.2	Matt Carter Restricted Stock Unit Award Agreement Retention Award	10-K	001-04721	10.58	2/27/2012

10.44.3	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Matthew Carter Jr.					*

10.45.1	Employment Agreement, executed December 20, 2010, effective April 4, 2011, between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.45.2	First Amendment to Employment Agreement, dated November 20, 2012, by and between Sprint Nextel Corporation and Joseph J. Euteneuer	8-K	001-04721	10.3	11/20/2012

10.46	Letter, dated November 8, 2010, to Ryan Siurek regarding retention cash award	10-Q	001-04721	10.5	5/5/2011

10.47.1	Employment Agreement, effective September 26, 2011, between William M. Malloy and Sprint Nextel Corporation	10-K	001-04721	10.43	2/27/2012

10.47.2	RSU Agreement, between William Malloy and Sprint Nextel Corporation, effective September 26, 2011	10-Q	001-04721	10.1	11/7/2012

10.47.3	First Amendment to Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and William Malloy					*

10.48.1	Employment Agreement, dated September 27, 2012 and effective as of January 2, 2013 between Sprint Nextel Corporation and Michael Schwartz					*

10.48.2	First Amendment to Employment Agreement, dated December 10, 2012 by and between Sprint Nextel Corporation and Michael Schwartz					*
10.49	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.2	5/8/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.50	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.3	5/8/2009

10.51	Sprint Nextel Deferred Compensation Plan, as amended and restated effective November 17, 2011	10-K	001-04721	10.46	2/27/2012

10.52	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.53	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.54	Amended and Restated Sprint Nextel Corporation Change in Control Severance Plan effective as of February 10, 2012	10-K	001-04721	10.49	2/27/2012

10.55	Sprint Supplemental Executive Retirement Plan, as amended and restated effective November 6, 2009	10-K	001-04721	10.50	2/27/2012

10.56	Form of Election to Defer Delivery of Shares subject to RSUs (Outside Directors)	10-K	001-04721	10.51	2/27/2012

10.57	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	3/1/2007

10.58	Sprint Nextel Corporation, 2007 Omnibus Incentive Plan, as amended and restated on May 15, 2012	10-Q	001-04721	10.2	8/2/2012

10.59	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.60	Nextel Communications, Inc. Amended and Restated Incentive Equity Plan as of January 1, 2008	10-K	001-04721	10.56	2/27/2012

12	Computation of Ratio of Earnings to Combined Fixed Charges					*

21	Subsidiaries of the Registrant					*

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
 ___________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request.
Sprint will furnish to the SEC, upon request, copies of instruments defining the rights of holders of long-term debt not exceeding 10% of the total assets of Sprint.

SPRINT NEXTEL CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Sprint Nextel Corporation:
We have audited the accompanying consolidated balance sheets of Sprint Nextel Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2012. We also have audited Sprint Nextel Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Sprint Nextel Corporation's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We did not audit the financial statements of Clearwire Corporation and its consolidated subsidiary Clearwire Communications, LLC (collectively, "Clearwire"), a 50.4% owned investee company. Sprint Nextel Corporation's investment in Clearwire included $674 million and $1.7 billion at December 31, 2012 and December 31, 2011, respectively, and its equity in losses of Clearwire included $1.1 billion, $1.7 billion, and $1.3 billion for the years 2012, 2011, and 2010, respectively. The financial statements of Clearwire were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to those amounts included for Clearwire, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Nextel Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Sprint Nextel Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Sprint Nextel Corporation adopted accounting guidance regarding the presentation of the consolidated statement of comprehensive loss in 2011 and testing indefinite-lived intangible assets for impairment in 2012.

/s/ KPMG LLP
Kansas City, Missouri
February 28, 2013

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,351	$5,447
Short-term investments	1,849	150
Accounts and notes receivable, net	3,658	3,206
Device and accessory inventory	1,200	913
Deferred tax assets	1	130
Prepaid expenses and other current assets	700	491
Total current assets	13,759	10,337
Investments	1,053	1,996
Property, plant and equipment, net	13,607	14,009
Intangible assets
Goodwill	359	359
FCC licenses and other	20,677	20,453
Definite-lived intangible assets, net	1,335	1,616
Other assets	780	613
Total assets	$51,570	$49,383
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,487	$2,348
Accrued expenses and other current liabilities	5,008	4,143
Current portion of long-term debt, financing and capital lease obligations	379	8
Total current liabilities	8,874	6,499
Long-term debt, financing and capital lease obligations	23,962	20,266
Deferred tax liabilities	7,047	6,986
Other liabilities	4,600	4,205
Total liabilities	44,483	37,956
Commitments and contingencies
Shareholders' equity:
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.010 and 2.996 billion shares issued	6,019	5,992
Paid-in capital	47,016	46,716
Accumulated deficit	(44,815)	(40,489)
Accumulated other comprehensive loss	(1,133)	(792)
Total shareholders' equity	7,087	11,427
Total liabilities and shareholders' equity	$51,570	$49,383
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Net operating revenues	$35,345	$33,679	$32,563
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	20,841	19,015	17,492
Selling, general and administrative	9,765	9,592	9,438
Severance, exit costs and asset impairments	298	106	133
Depreciation and amortization	6,543	4,858	6,248
Other, net	(282)	—	(153)
	37,165	33,571	33,158
Operating (loss) income	(1,820)	108	(595)
Other (expense) income:
Interest expense	(1,428)	(1,011)	(1,464)
Equity in losses of unconsolidated investments, net	(1,114)	(1,730)	(1,286)
Other income (expense), net	190	(3)	46
	(2,352)	(2,744)	(2,704)
Loss before income taxes	(4,172)	(2,636)	(3,299)
Income tax expense	(154)	(254)	(166)
Net loss	(4,326)	(2,890)	(3,465)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(4)	2	(8)
Unrealized holding gains on securities:
Unrealized holding gains on securities	5	6	—
Less: reclassification adjustment for realized gains included in net loss	(3)	(4)	(3)
Net unrealized holding gains (losses) on securities	2	2	(3)
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial loss	(404)	(349)	(171)
Less: Amortization of actuarial loss and prior service cost included in net loss	65	55	32
Net unrecognized net periodic pension and other postretirement benefits	(339)	(294)	(139)
Other comprehensive loss	(341)	(290)	(150)
Comprehensive loss	$(4,667)	$(3,180)	$(3,615)

Basic and diluted net loss per common share	$(1.44)	$(0.96)	$(1.16)
Basic and diluted weighted average common shares outstanding	3,002	2,995	2,988

 See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Cash flows from operating activities
Net loss	$(4,326)	$(2,890)	$(3,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	102	78	125
Depreciation and amortization	6,543	4,858	6,248
Provision for losses on accounts receivable	561	559	430
Share-based and long-term incentive compensation expense	82	73	70
Deferred income tax expense	209	231	230
Equity in losses of unconsolidated investments, net	1,114	1,730	1,286
Gains from asset dispositions and exchanges	(29)	—	(69)
Contribution to pension plan	(108)	(136)	—
Spectrum hosting contract termination	(236)	—	—
Other changes in assets and liabilities:
Accounts and notes receivable	(892)	(729)	(473)
Inventories and other current assets	(486)	(238)	9
Accounts payable and other current liabilities	577	90	558
Non-current assets and liabilities, net	(11)	48	(27)
Other, net	(101)	17	(107)
Net cash provided by operating activities	2,999	3,691	4,815
Cash flows from investing activities
Capital expenditures	(4,261)	(3,130)	(1,935)
Expenditures relating to FCC licenses	(198)	(258)	(459)
Reimbursements relating to FCC licenses	—	135	—
Investment in Clearwire	(228)	(331)	(58)
Proceeds from sales and maturities of short-term investments	1,513	980	155
Purchases of short-term investments	(3,212)	(830)	(350)
Other, net	11	(9)	91
Net cash used in investing activities	(6,375)	(3,443)	(2,556)
Cash flows from financing activities
Proceeds from debt and financings	9,176	4,000	—
Repayments of debt and capital lease obligations	(4,791)	(3,906)	(862)
Debt financing costs	(134)	(86)	(51)
Proceeds from issuance of common shares, net	29	18	8
Net cash provided by (used in) financing activities	4,280	26	(905)
Net increase in cash and cash equivalents	904	274	1,354
Cash and cash equivalents, beginning of year	5,447	5,173	3,819
Cash and cash equivalents, end of year	$6,351	$5,447	$5,173
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares(1)	Amount		Shares	Amount
Balance, December 31, 2009	3,007	$6,015	$46,793	34	$(582)	$(33,779)	$(352)	$18,095
Net loss						(3,465)		(3,465)
Other comprehensive loss, net of tax							(150)	(150)
Issuance of common shares, net	1	1	(1)	(14)	355	(347)		8
Share-based compensation expense			59					59
Other, net			(10)			9		(1)
Balance, December 31, 2010	3,008	$6,016	$46,841	20	$(227)	$(37,582)	$(502)	$14,546
Net loss						(2,890)		(2,890)
Other comprehensive loss, net of tax							(290)	(290)
Issuance of common shares, net	7	14	—	(1)	21	(17)		18
Share-based compensation expense			43					43
Conversion of series 2 to series 1 common shares	(19)	(38)	(168)	(19)	206			—
Balance, December 31, 2011	2,996	$5,992	$46,716	—	$—	$(40,489)	$(792)	$11,427
Net loss						(4,326)		(4,326)
Other comprehensive loss, net of tax							(341)	(341)
Issuance of common shares, net	14	27	2					29
Share-based compensation expense			44					44
Beneficial conversion feature on convertible bond			254					254
Balance, December 31, 2012	3,010	$6,019	$47,016	—	$—	$(44,815)	$(1,133)	$7,087

(1)	See note 14 for information regarding common shares.
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

Allowance for Doubtful Accounts
An allowance for doubtful accounts is established to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectibility of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $549 million, $519 million, and $437 million in 2012, 2011 and 2010, respectively.

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
During 2012, we assessed the recoverability of the wireless asset group, which includes tangible and intangible long-lived assets subject to amortization as well as indefinite-lived intangible assets. We included cash flow projections from wireless operations along with cash flows associated with the eventual disposition of the long-lived assets, which included estimated proceeds from the assumed sale of Federal Communications Commission (FCC) licenses and other intangible assets.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets primarily consist of goodwill, FCC licenses acquired primarily through FCC auctions and business combinations to deploy our wireless services, and certain of our trademarks. Goodwill represents the excess of consideration paid over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. In determining whether an intangible asset, other than goodwill, is indefinite-lived, we consider the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We assess our indefinite-lived intangible assets for impairment at least annually or, if necessary, more frequently, whenever events or changes in circumstances indicate the asset may be impaired. Such indicators may include a sustained, significant decline in our market capitalization since our previous impairment assessment, a significant decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.
Benefit Plans
We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees.
As of December 31, 2012 and 2011, the fair value of our pension plan assets and certain other postretirement benefits in aggregate was $1.6 billion and $1.4 billion, respectively, and the fair value of our projected benefit obligations in aggregate was $2.7 billion and $2.2 billion, respectively. As a result, the plans were underfunded by approximately $1.1 billion and $800 million at December 31, 2012 and 2011, respectively, and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $3 million are expected to be paid during 2013.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive loss," net of tax, including the 2012 and 2011 net actuarial loss of $404 million and $349 million, respectively, which is amortized to "Selling, general and administrative" in Sprint's consolidated statement of comprehensive loss. The change in the net liability of the plan in 2012 was affected primarily by a decrease in the discount rate, from 5.4% to 4.3%, used to estimate the projected benefit obligation. We intend to make future cash contributions to the pension plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the pension plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 8.0% for 2012. To meet this objective, our investment strategy for 2012 was governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 50% to U.S. equities; 15% to

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

international equities; 15% to fixed income investments; 10% to real estate investments; and 10% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages by plus or minus 5%. As of January 1, 2013, the target allocation percentage assigned to each asset class was revised as follows: 41% to U.S. equities; 18% to international equities; 21% to fixed income investments; 10% to real estate investments; and 10% to other investments including hedge funds. The long-term expected rate of return on investments for funding purposes for 2013 is 7.75%.
Investments of the pension plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of December 31, 2012, 54% of the investment portfolio was valued at quoted prices in active markets for identical assets; 28% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 18% was valued using unobservable inputs that are supported by little or no market activity.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. For 2012 and 2011, the Company matched 50% of participants' contributions up to 2% of their eligible compensation for a total of $30 million and $31 million, respectively, in fixed matching contributions. The Company also made discretionary matching contributions, as determined by the Board of Directors of the Company, equal to 100% of participants' contributions up to 3.95% of eligible compensation, or $60 million, and 1.2% of eligible compensation, or $20 million, in 2012 and 2011, respectively, based upon the attainment of certain profitability levels. For 2010, the amount of matching contribution was discretionary only, as determined by the Board of Directors of the Company based upon a formula related to the profitability of the Company, resulting in a match equal to 100% of the participant's contributions up to 0.7% of their eligible compensation, totaling $9 million.
Revenue Recognition
Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from wholesale operators and third party affiliates (Affiliates), as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, equipment protection, late payment and early termination charges, and certain regulatory related fees, net of service credits. We recognize service revenues as services are rendered and equipment revenue when title and risk of loss passes to the indirect dealer or end-use customer, assuming all other revenue recognition criteria are met. Incentives to retain and acquire subscribers, such as new devices at discounted prices, are recorded as a reduction to equipment revenue upon activation of the device with a service contract. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless voice usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is universal service fund, which represented about 2% of net operating revenues in 2012, 2011 and 2010.
The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with subscribers, unauthorized usage, future returns and mail-in rebates on device sales.
Dealer Commissions
Cash consideration given by us to a dealer or end-use customer is presumed to be a reduction of revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. We compensate our dealers using specific compensation programs related to the sale of our devices and our subscriber

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. When a commission is earned by a dealer due to the dealer selling one of our devices, the cost is recorded as a reduction to equipment revenue. Commissions are generally earned upon sale of device, service, or both, to an end-use subscriber. Incentive payments to dealers for sales associated with devices and service contracts are classified as contra-revenue, to the extent the incentive payment is reimbursement of loss on the device, and selling expense for the amount associated with the selling effort. Incentive payments to certain indirect dealers who purchase the iPhone® directly from Apple are recognized as selling expense when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions.
Severance and Exit Costs
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
Compensation Plans
As of December 31, 2012, Sprint sponsored three incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); and the Nextel Incentive Equity Plan (Nextel Plan) (together, "Compensation Plans"). In the first quarter 2012, the Management Incentive Stock Option Plan (MISOP) became deregistered and when all outstanding options expired. Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible individuals as defined by the plan. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 1997 Program or the Nextel Plan. We use new shares to satisfy share-based awards or treasury shares, if available.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. During 2012, the Company granted 12 million stock options with weighted average grant date fair value of $1.22 per share based upon assumptions of a risk free interest rate of 1.15%, weighted average expected volatility of 59.4%, expected dividend yield of 0% and expected term of 6 years. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three or four years, and have a contractual term of ten years. As of December 31, 2012, 63 million options were outstanding of which 39 million options were exercisable.
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. Certain restricted stock units outstanding as of December 31, 2012 are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met. During 2012, the Company granted 13 million performance-based restricted stock units with a weighted average grant date fair value of $2.23 per share, of which 15 million awards were outstanding as of December 31, 2012.

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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $82 million for 2012, $73 million for 2011, and $70 million for 2010. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards was $14 million for 2012, $13 million for 2011, and $(18) million for 2010. As of December 31, 2012, there was $39 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 1.71 years.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.4 billion for each of the years ended December 31, 2012, 2011 and 2010.
New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter 2012, and did not have a material effect on our consolidated financial statements.
In December 2011, the FASB issued authoritative guidance regarding Disclosures about Offsetting Assets and Liabilities, which requires common disclosure requirements to allow investors to better compare and assess the effect of offsetting arrangements on financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The standard will be effective beginning in the first quarter of 2013, requires retrospective application, and will only affect disclosures in the footnotes to the financial statements. In October 2012, the FASB tentatively decided to limit the scope of this authoritative guidance to derivatives, repurchase agreements, and securities lending and securities borrowing arrangements. In January 2013, the FASB issued additional clarifying guidance which limited the scope of the disclosure requirements to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. Based on the scope revision, we do not expect this authoritative guidance to impact our existing disclosures.
In July 2012, the FASB issued authoritative guidance regarding Testing Indefinite-Lived Intangible Assets for Impairment, which is intended to reduce the cost and complexity of the annual impairment test for indefinite-lived intangible assets by providing entities with the option of performing an elective qualitative assessment to determine whether further impairment testing is necessary. The standard will be effective for annual and interim indefinite-lived intangible asset impairment tests performed beginning the first quarter of 2013, with early adoption permitted under certain circumstances. We early adopted the provisions of this standard as part of our annual assessment of indefinite-lived intangible assets with no effect on our financial statements.

Note 3.	Proposed Business Transactions and Acquisitions
SoftBank Transaction
On October 15, 2012, Sprint entered into an Agreement and Plan of Merger (Merger Agreement) with SOFTBANK CORP., a kabushiki kaisha organized and existing under the laws of Japan, and certain of its wholly-owned subsidiaries (together, "SoftBank"). In addition, on October 15, 2012, Sprint and SoftBank entered into a Bond Purchase Agreement (Bond Agreement).

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bond Agreement
Pursuant to the Bond Agreement, on October 22, 2012, Sprint issued a convertible bond (Bond) to New Sprint, with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019, which is convertible into 590,476,190 shares of Sprint common stock at $5.25 per share, or approximately 16.4% upon conversion of the Bond (based on Sprint common shares outstanding as of December 31, 2012), subject to adjustment in accordance with the terms of the Bond Agreement. This conversion feature remains in effect in the event the merger does not close. Interest on the Bond will be due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. Upon receipt of regulatory approval, the Bond will be converted into Sprint shares immediately prior to consummation of the SoftBank Merger and may not otherwise be converted prior to the termination of the Merger Agreement. Conversion of the Bond is subject in any case to receipt of any required approvals and, subject to certain exceptions, receipt of waivers under the Company's existing credit facilities. Subject to certain exceptions, SoftBank may not transfer the Bond without Sprint's consent.
Merger Agreement
Upon consummation of the SoftBank Merger, which is subject to various conditions, including Sprint shareholder and regulatory approval, SoftBank will fund New Sprint with additional capital of approximately $17.0 billion, of which approximately $12.1 billion will be distributed to Sprint shareholders as merger consideration with the remaining $4.9 billion held in the cash balance of New Sprint for general corporate purposes, including but not limited to the Clearwire Acquisition. Pursuant to the terms and subject to the conditions described in the Merger Agreement, upon consummation of the SoftBank Merger, outstanding shares of Sprint common stock, except as otherwise provided for in the Merger Agreement, will be converted, at the election of Sprint shareholders, into (i) cash in an amount equal to $7.30 for each share of Sprint common stock or (ii) one share of New Sprint common stock for each share of Sprint common stock, subject in each case to proration such that a stockholder may receive a combination of cash and New Sprint common stock.
Upon consummation of the SoftBank Merger, SoftBank will receive a five-year warrant to purchase 54,579,924 shares in New Sprint at $5.25 per share which would yield approximately $300 million in proceeds upon exercise. Upon consummation of the SoftBank Merger, (i) Sprint will become a wholly-owned subsidiary of New Sprint, (ii) New Sprint will be a publicly traded company, (iii) SoftBank will indirectly own approximately 70% of New Sprint on a fully diluted basis, and (iv) the former shareholders and other equityholders of Sprint will own approximately 30% of the fully diluted equity of New Sprint. The SoftBank Merger is subject to various conditions, including receipt of required regulatory approvals and approval of Sprint's shareholders, and is expected to close in mid-2013.
Under the terms of the Export Development Canada (EDC) facility, the secured equipment credit facility and our revolving credit facility, consummation of the SoftBank Merger would constitute a change of control that would require repayment of all outstanding balances thereunder. Amounts outstanding under the EDC facility and secured equipment credit facility, which were approximately $796 million in the aggregate at December 31, 2012, would become due and payable at the time of closing. In addition, our $2.2 billion revolving bank credit facility would expire upon a change of control, of which approximately $925 million was outstanding as of December 31, 2012 through letters of credit, including the letter of credit required by the Report and Order (see note 13). Sprint is currently in discussions with existing lenders and intends to amend these facilities to, among other things, exclude the SoftBank Merger from the change of control provisions.
As of the date the Merger Agreement was entered into, approximately $8.8 billion of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in our indentures and supplemental indentures governing applicable notes) occurred, which included both a change of control and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. On November 20, 2012, Sprint announced that it had obtained the necessary consents to amend the applicable provisions of the outstanding indentures such that the SoftBank Merger would not constitute a change of control and, as a result indebtedness outstanding under Sprint's applicable indentures will not become payable by reason of completion of the SoftBank Merger.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire PCS spectrum and approximately 585,000 customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint has agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to range from $130 million to $150 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. Sprint and U.S. Cellular will enter into transition services agreements as a condition to closing of the acquisition which will outline the terms of services to be provided by U.S. Cellular during the period after closing and prior to the transfer of the acquired customers to Sprint's network. The transaction is subject to customary regulatory approvals and is expected to close in mid-2013.
Acquisition of Remaining Stake in Clearwire
On December 17, 2012, Sprint entered into a merger agreement with Clearwire Corporation to acquire all of the remaining equity interests in Clearwire Corporation that Sprint does not currently own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint have entered into agreements that provide up to $800 million of additional financing for Clearwire in the form of exchangeable notes, which will be exchangeable for Clearwire common stock at $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreements, Sprint has agreed to purchase $80 million of exchangeable notes per month for up to ten months beginning in January 2013, with some of the monthly purchases subject to certain funding conditions, including conditions relating to approval of the Clearwire Acquisition by Clearwire's shareholders and the parties agreeing to a network build out plan. On January 31, 2013 Sprint and Clearwire entered into an amendment to the financing agreement which extended the date the parties were to agree to a network build out plan from January 31, 2013 to February 28, 2013. The Clearwire Acquisition is subject to customary regulatory approvals, is contingent on the consummation of the SoftBank Merger, and is expected to close in mid-2013.
On February 26, 2013, Sprint and Clearwire amended the exchangeable notes agreement to remove the network build out condition to Sprint's obligation to provide financing for the last three draws (in August, September and October 2013). Accordingly, Clearwire, at its option, is eligible for the last three draws, totaling $240 million. In addition, Clearwire provided its first notification to Sprint of its election to draw $80 million, under the terms of the financing agreements, in March 2013.

Note 4.	Investments
The components of investments were as follows:

	December 31,
	2012	2011
	(in millions)
Marketable equity securities	$45	$43
Equity method and other investments	1,008	1,953
	$1,053	$1,996
Marketable equity securities
Investments in marketable equity securities are recognized at fair value and are considered available-for-sale securities. Accordingly, unrealized holding gains and losses on these securities are recognized in accumulated other comprehensive loss, net of related income tax. Realized gains or losses are measured and reclassified from accumulated other comprehensive loss into "Other income (expense), net" in Sprint's consolidated statement of comprehensive loss based on identifying the specific investments sold or where an other-than-temporary impairment exists.

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
On December 11, 2012, Sprint purchased the equity holdings of one of Clearwire's equityholders, Eagle River Holdings, LLC (Eagle River) for $100 million in cash. These holdings represented 30.9 million shares of Clearwire Corporation Class A Common Stock and 2.7 million shares of Clearwire Communications LLC Class B Interests (together, “Interests”). After the purchase, Sprint held a 50.4% non-controlling voting interest and a 2.1% non-controlling economic interest in Clearwire Corporation, as well as a 48.3% non-controlling economic interest in Clearwire Communications LLC (together, “Equity Interests”).
Under the Clearwire Equityholders' Agreement, Sprint can nominate seven of the thirteen directors to the Clearwire Board. Upon closing of the Eagle River purchase, Sprint is no longer subject to the requirement that one of its seven designees be independent of Sprint. In addition, upon closing, the composition of the remaining board seats was modified so that the number of independent directors the Nominating and Governance Committee of the Clearwire Board can nominate to the Clearwire Board increased from two to three, while the number of directors the remaining investors have the right to nominate to the Clearwire Board under the Clearwire Equityholders' Agreement was reduced from four to three directors. Sprint will continue to account for its ownership interests in Clearwire under the equity method of accounting given the substantive participative governance rights provided to the minority holders in Clearwire, which restrict Sprint from exerting control over Clearwire's operations.
The carrying value of our Equity Interests totaled $674 million as of December 31, 2012. In addition to our Equity Interests, Sprint held two notes receivable from Clearwire as of December 31, 2012. On January 2, 2012, in conjunction with new long-term pricing agreements within the mobile virtual network operator (MVNO) agreement reached between the two companies in the fourth quarter of 2011, Sprint provided $150 million to Clearwire in exchange for a promissory note. The note has a stated interest rate of 11.5% that matures in two installments of $75 million plus accrued interest in January 2013 and in January 2014. The difference between the fair value of the note and its face value at the date of issuance has been recorded as a prepaid expense, which will be amortized over the service period to cost of service. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the MVNO agreement, and this action was taken for the installment due in January 2013. Additionally, Sprint holds a note receivable from Clearwire issued in 2008 with a fixed interest rate of 12% and a maturity date of December 2015. The total carrying value of the notes receivable, which includes accretion related to premiums for both notes and fees associated with the 2009 replacement of the 2008 note, was $320 million and $178 million as of December 31, 2012 and 2011, respectively. The carrying value of Sprint's Equity Interests, together with the long-term portion of the carrying value of the notes receivable, are included in the line item "Investments" in Sprint's consolidated balance sheets. The current portion of the carrying value of the notes receivable is included in the line item "Prepaid expenses and other current assets" in Sprint's consolidated balance sheets.
Equity in Losses and Summarized Financial Information
Equity in losses from Clearwire were $1.1 billion, $1.7 billion and $1.3 billion for the years ended December 31, 2012, 2011 and 2010, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of Sprint's investment, gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Sprint's equity in losses from Clearwire for 2012, 2011 and 2010 include charges of approximately $41 million, $361 million and $97 million, respectively, which are associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans. The years ended December 31, 2012 and 2011 also include a pre-tax impairment of $204 million and $135 million, respectively, reflecting Sprint's reduction in the carrying value of its investment in

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Clearwire to an estimate of fair value and a pre-tax dilution loss of $27 million for the year ended December 31, 2011.
As of December 31, 2012, our proportionate share of the underlying net assets of Clearwire exceeds the carrying value of our equity investment by approximately $275 million, which is primarily related to our non-cash impairments recognized in current and prior periods.
Summarized financial information for Clearwire is as follows:

	December 31,
	2012	2011
	(in millions)
Current assets	$988	$1,287
Noncurrent assets	6,678	7,556

Current liabilities	$405	$280
Noncurrent liabilities	5,379	4,917

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Revenues	$1,265	$1,254	$535
Operating expenses	(2,644)	(3,645)	(2,698)
Operating loss	$(1,379)	$(2,391)	$(2,163)
Net loss from continuing operations before non-controlling interests	$(1,744)	$(2,856)	$(2,251)
Net loss from discontinued operations before non-controlling interests	$(168)	$(82)	$(52)
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
Clearwire Related-Party Transactions
Sprint's equity method investment in Clearwire includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire utilizes the third generation (3G) Sprint network to provide dual-mode service to its customers in those areas where access to a 4G WiMAX network is not available. Amounts included in our consolidated balance sheets related to our agreement to purchase 4G WiMAX services from Clearwire as of December 31, 2012 and 2011 totaled $78 million and $5 million, respectively, for prepaid expenses and other current assets and $79 million and $77 million, respectively, for accounts payable, accrued expense and other current liabilities. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G WiMAX services from Clearwire totaled $417 million and $405 million for the year ended December 31, 2012 and 2011, respectively, and was immaterial for the year ended December 31, 2010.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits, commercial paper, and Treasury securities), totaling $1.8 billion and $150 million as of December 31, 2012 and 2011, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities, totaling $45 million and $43 million as of December 31, 2012 and 2011, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of current and long-term debt, excluding the convertible bond, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from or corroborated by observable market data. To estimate the fair value of our convertible bond, we used a convertible bond pricing model based on the relevant interest rates, conversion feature and other significant inputs not observable in the market. The significant unobservable inputs used in the fair value measurement of the Company's convertible bond are the credit condition of the Company, probability and timing of conversion, and discount for lack of marketability. Significant increases or decreases in any of those inputs in isolation would result in a significantly lower or higher fair value measurement of the bond. During 2012, we had $2.0 billion of long-term senior notes that were transferred out of estimated fair value using observable inputs and into estimated fair value using quoted prices in active markets as a result of publicly registering our private placement senior note offerings.
The following table presents carrying amounts and estimated fair values of our current and long-term debt:

	Estimated Fair Value Using Input Type
	Carrying Amount	Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
December 31, 2012	$23,570	$17,506	$6,118	$3,104	$26,728
December 31, 2011	$19,505	$12,567	$5,023	$—	$17,590

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012 with the remaining sites to be taken off-air by June 30, 2013. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through 2013, the expected benefit period of the underlying assets, and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of our progress in taking Nextel platform sites off-air and our progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense during the period. The amounts reflected as depreciation expense are dependent upon the expected useful lives of assets, which includes our expectation of the timing of assets to be phased out of service, and could result in further revision during the decommissioning period. In addition, increasing data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones is expected to require additional legacy 3G Sprint platform equipment that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which began in 2011 and is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date on which Network Vision equipment is deployed and in-service. The incremental effect of accelerated depreciation expense totaled approximately $2.1 billion for the year ended December 31, 2012, of which the majority related to shortened useful lives of Nextel platform assets.
In connection with Network Vision, a substantial portion of the value of certain spectrum licenses that were not previously placed in service are now ready for their intended use. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

capitalized to construction in progress within property, plant and equipment, which ceases as the spectrum is ready for its intended use. Interest expense capitalized in connection with the construction of long-lived assets totaled $278 million, $413 million and $13 million for the years ended December 31, 2012, 2011 and 2010, respectively. Construction in progress (including any capitalized interest) associated with Network Vision is expected to be depreciated using the straight-line method over a weighted average useful life of approximately eight years, once the assets are placed in service.
The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Land	$330	$333
Network equipment, site costs and related software	37,692	37,600
Buildings and improvements	4,893	4,895
Non-network internal use software, office equipment and other	1,860	2,111
Construction in progress	3,123	1,752
Less accumulated depreciation	(34,291)	(32,682)
Property, plant and equipment, net	$13,607	$14,009
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

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2010	Net Additions	December 31, 2011	Net Additions	December 31, 2012
	(in millions)
FCC licenses	$19,927	$117	$20,044	$224	$20,268
Trademarks	409	—	409	—	409
Goodwill	359	—	359	—	359
	$20,695	$117	$20,812	$224	$21,036
We hold 1.9 gigahertz (GHz), 800 megahertz (MHz), and 900 MHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that these licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. During 2012, we conducted our annual assessment of the estimated fair value of indefinite-lived intangible assets other than goodwill and determined that no adjustment was necessary.

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
The determination of the estimated fair value of the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, transactions within the wireless industry and related control premiums, discount rate, terminal growth rate, operating income before depreciation and amortization (OIBDA) and capital expenditure forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit for reasonableness. During 2012, we conducted our annual assessment of goodwill and determined that no adjustment was necessary.
Intangible Assets Subject to Amortization
Sprint's remaining customer relationships are amortized using the sum-of-the-months' digits method. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. During 2012, we reduced the gross carrying value and accumulated amortization by approximately $107 million associated with fully amortized intangible assets primarily related to customer relationships in connection with the 2007 acquisition of Northern PCS. Other intangible assets primarily include certain rights under affiliation agreements that were reacquired in connection with the acquisitions of Affiliates and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel, Direct Connect and Virgin Mobile trade names, which are being amortized on a straight-line basis. During 2012, we conducted an assessment of the recoverability of intangible assets subject to amortization and determined that no adjustment was necessary.

		December 31, 2012			December 31, 2011
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 years	$234	$(230)	$4	$341	$(297)	$44
Other intangible assets
Trademarks	10 to 37 years	1,168	(681)	487	1,169	(585)	584
Reacquired rights	9 to 14 years	1,571	(785)	786	1,571	(652)	919
Other	9 to 10 years	138	(80)	58	126	(57)	69
Total other intangible assets		2,877	(1,546)	1,331	2,866	(1,294)	1,572
Total definite-lived intangible assets		$3,111	$(1,776)	$1,335	$3,207	$(1,591)	$1,616

	2013	2014	2015	2016	2017
	(in millions)
Estimated amortization expense	$250	$237	$196	$135	$134

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			December 31, 2012	December 31, 2011
							(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00	-	11.50%	2016	-	2022	$9,280	$4,500
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Serial redeemable senior notes
Nextel Communications, Inc.	5.95	-	7.38%	2013	-	2015	—	4,780
Guaranteed notes
Sprint Nextel Corporation	7.00	-	9.00%	2018	-	2020	4,000	3,000
Secured notes
iPCS, Inc.	2.44	-	3.56%	2013	-	2014	481	481
Convertible bonds
Sprint Nextel Corporation	1.00%			2019			3,100	—
Credit facilities
Bank credit facility	4.31%			2013			—	—
Export Development Canada	5.39%			2015			500	500
Secured equipment credit facility	2.03%			2017			296	—
Financing obligation	9.50%			2030			698	698
Capital lease obligations and other	4.11	-	15.49%	2014	-	2022	74	71
Net discount from beneficial conversion feature on convertible bond							(247)	—
Net (discounts) premiums							(45)	40
							24,341	20,274
Less current portion							(379)	(8)
Long-term debt, financing and capital lease obligations							$23,962	$20,266
As of December 31, 2012, Sprint Nextel Corporation, the parent corporation, had $16.9 billion in principal amount of debt outstanding, including amounts drawn under the credit facilities. In addition, as of December 31, 2012, $7.0 billion in principal amount of our long-term debt issued by 100% owned subsidiaries was fully and unconditionally guaranteed by the parent. The indentures and financing arrangements governing certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted.
As of December 31, 2012, about $1.5 billion of our outstanding debt, comprised of certain notes, financing and capital lease obligations and mortgages, is secured by $995 million of property, plant and equipment and other assets, net (gross book value of $1.4 billion). Cash interest payments, net of amounts capitalized of $278 million, $413 million, and $13 million, totaled $1.4 billion, $1.0 billion, and $1.5 billion during each of the years ended December 31, 2012, 2011 and 2010, respectively. Our weighted average effective interest rate related to our notes and credit facilities was 7.5% in 2012 and 7.0% in 2011.
Notes
Notes consist of senior notes, serial redeemable senior notes, guaranteed notes, and convertible bonds, all of which are unsecured, as well as secured notes of iPCS, Inc. (iPCS), which are secured solely with the underlying assets of iPCS. Cash interest on all of the notes is generally payable semi-annually in arrears. As of December 31,

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2012, approximately $19.8 billion of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of December 31, 2012, approximately $11.1 billion of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in our indentures and supplemental indentures governing applicable notes) occurs, which includes both a change of control and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. If we are required to make a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest. A change in control resulting from the Softbank Merger has been excluded as a triggering event for the $11.1 billion of our senior and guaranteed notes subject to both a change in control and ratings decline.
Debt Issuances
On November 9, 2011, the Company issued $1.0 billion in principal of 11.50% senior notes due 2021 and $3.0 billion in principal of 9.00% guaranteed notes due 2018. Interest is payable semi-annually on May 15 and November 15. The Company, at its option, may redeem some or all of either issue of the notes at any time prior to maturity. The 2018 Guaranteed Notes are guaranteed by the Company's subsidiaries that guarantee its revolving bank credit facility and its facility with EDC.
On March 1, 2012, the Company issued $1.0 billion aggregate principal amount of 9.125% senior notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020. Interest is payable semi-annually on March 1 and September 1. The Company, at its option, may redeem some or all of either series of the notes at any time prior to maturity. The 2020 guaranteed notes are guaranteed by the Company's subsidiaries that guarantee its revolving bank credit facility and its facility with EDC.
On August 14, 2012, the Company issued $1.5 billion aggregate principal amount of 7.00% senior notes due 2020. Interest is payable semi-annually on February 15 and August 15. The Company, at its option, may redeem some or all of the notes at any time prior to maturity.
On October 22, 2012, the Company issued a convertible bond (Bond) to Starburst II, Inc., a Delaware corporation and a wholly-owned subsidiary of SoftBank, with a face amount of $3.1 billion, stated interest rate of 1%, and maturity date of October 15, 2019, which is convertible into 590,476,190 shares of Sprint common stock at $5.25 per share, or approximately 16.4% upon conversion of the Bond (based on Sprint common shares outstanding as of December 31, 2012), subject to adjustment in accordance with the terms of the Bond Agreement. The closing price of Sprint's common stock at the date of the bond issuance was $5.68, which was greater than the conversion price. This resulted in an initial beneficial conversion feature at an intrinsic value of $254 million which was recognized as a discount on the debt and additional paid-in capital. This discount will be accreted through the stated redemption date of the debt. If the bonds are converted prior to the bond redemption date, any unamortized discount will be recorded as interest expense immediately upon conversion. Interest on the Bond will be due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. Upon receipt of regulatory approval, the Bond will be converted into Sprint shares immediately prior to consummation of the merger and may not otherwise be converted prior to the termination of the Merger Agreement. Conversion of the Bond is subject in any case to receipt of any required approvals and, subject to certain exceptions, to receipt of waivers under the Company's existing credit facilities. Subject to certain exceptions, SoftBank may not transfer the Bond without Sprint's consent.
On November 14, 2012, the Company issued $2.28 billion aggregate principal amount of 6.00% senior notes due 2022. Interest is payable semi-annually on May 15 and November 15. The Company, at its option, may redeem some or all of the notes at any time prior to maturity.
Debt Redemptions
On January 31, 2011, the Company paid $1.65 billion in principal plus accrued and unpaid interest on its outstanding Sprint Capital Corporation 7.625% senior notes as scheduled. In addition, on December 29, 2011, we redeemed all of our outstanding $2.0 billion Sprint Capital Corporation 8.375% senior notes due March 2012 for

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On November 19, 2012, the Company redeemed all $1.1 billion of the then outstanding Nextel Communications, Inc. 7.375% notes due 2015 and the remaining $1.2 billion in principal on its outstanding Nextel Communications, Inc. 5.95% notes due 2014, plus accrued and unpaid interest on both series of the notes.
Credit Facilities
In May 2012, certain of our subsidiaries entered into a $1.0 billion secured equipment credit facility to finance equipment-related purchases from Ericsson for Network Vision. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent. The facility is equally divided into two consecutive tranches of $500 million, with drawdown availability contingent upon Sprint's equipment-related purchases from Ericsson, up to the maximum of each tranche. The first tranche of $500 million may be drawn upon through May 31, 2013, while the second tranche of $500 million may be drawn upon beginning April 1, 2013 through May 31, 2014. Interest and fully-amortizing principal payments are payable semi-annually on March 30 and September 30, with a final maturity date of March 2017 for both tranches. As of December 31, 2012, we had drawn approximately $296 million on the first tranche of the facility. The covenants under the secured equipment credit facility are similar to those of our revolving bank credit facility, our EDC facility, and those of our guaranteed notes due 2018 and 2020.
As of December 31, 2012, approximately $925 million in letters of credit were outstanding under our $2.2 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). As a result, the Company had $1.3 billion of borrowing capacity available under the revolving bank credit facility as of December 31, 2012. Our revolving bank credit facility expires in October 2013, although we expect to enter into a new facility prior to expiration. The terms of the revolving bank credit facility provide for an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company's credit ratings. Certain of our domestic subsidiaries have guaranteed the revolving bank credit facility. The Company's unsecured loan agreement with EDC has terms similar to those of the revolving bank credit facility, except that under the terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn. As of December 31, 2012, the EDC loan was fully drawn. In addition, as of December 31, 2012, up to $204 million was available through May 31, 2013 under the first tranche of our secured equipment credit facility, although the use of such funds is limited to equipment-related purchases from Ericsson.
Under the terms of Sprint's and its consolidated subsidiaries' existing credit facilities, if a change of control occurs, including the SoftBank Merger, we will be required to repay all outstanding balances in the amount of $796 million as of December 31, 2012, under the EDC facility, the secured equipment credit facility, and our revolving bank credit facility, as well as letters of credit issued of approximately $925 million under our revolving bank credit facility. Sprint intends to amend these facilities to, among other things, exclude the SoftBank Merger from the change of control provisions.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Covenants
As of December 31, 2012, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, covenants that limit the ability of the Company and its subsidiaries to incur indebtedness, and covenants that limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures.
We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items, as defined in the credit facilities (adjusted EBITDA), exceeds 2.5 to 1.0.
Future Maturities of Long-Term Debt, Financing Obligation and Capital Lease Obligations
Aggregate amount of maturities for long-term debt, financing obligation and capital lease obligations outstanding as of December 31, 2012, were as follows:

(in millions)
2013	$379
2014	264
2015	581
2016	2,085
2017	2,354
2018 and thereafter	18,970
24,633
Net discount from beneficial conversion feature on convertible bond	(247)
Net discounts	(45)
$24,341

Note 9.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
During 2012, we recognized costs of $196 million solely attributable to our Wireless segment, primarily related to lease exit costs associated with taking certain Nextel platform sites off-air in 2012, for which we no longer expect to receive any economic benefit. We also recognized costs of $44 million ($21 million Wireless; $23 million Wireline) in "Cost of services and products" related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Based on management's network modernization plan, and subject to change based upon completion of proposed business transactions and acquisitions (see Note 3), we expect to incur significant additional exit costs in the future as we continue to take Nextel platform sites off-air and transition our existing backhaul architecture to a replacement technology for our remaining network sites. We estimate the amount of lease exit costs to be recognized in future periods for sites estimated to be taken off-air during 2013 to be approximately $300 to $400 million, depending upon the timing and remaining expected contractual payments. The amount of exit costs expected to be recognized with backhaul access contracts cannot be estimated at this time.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides the activity in the severance and exit costs liability included in “Accounts Payable”, “Accrued expenses and other current liabilities” and “Other liabilities” within the consolidated balance sheets:

		2012 Activity
	December 31, 2011	Net Expense	Cash Payments and Other	December 31, 2012
	(in millions)
Lease exit costs	$58	$196	$(64)	$190
Severance costs	21	—	(10)	11
Access exit costs	—	44	(1)	43
	$79	$240	$(75)	$244

		2011 Activity
	December 31, 2010	Net Expense	Cash Payments and Other	December 31, 2011
	(in millions)
Lease exit costs	$87	$—	$(29)	$58
Severance costs	7	28	(14)	21
	$94	$28	$(43)	$79

		2010 Activity
	December 31, 2009	Net Expense (Benefit)	Cash Payments and Other	December 31, 2010
	(in millions)
Lease exit costs	$89	$25	$(27)	$87
Severance costs	110	(17)	(86)	7
	$199	$8	$(113)	$94
Asset Impairments
In 2012, 2011, and 2010, we recorded asset impairments of $102 million, $78 million, and $125 million, respectively. Asset impairments in 2012 consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul, $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared in the first quarter 2012, and $18 million related to network asset equipment ($13 million Wireless; $5 million Wireline) that is no longer necessary for management's strategic plans. Asset impairments in 2011 and 2010 primarily related to network asset equipment in our Wireless segment, no longer necessary for management's strategic plans.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Supplemental Financial Information

	December 31,
	2012	2011
	(in millions)
Accounts and notes receivable, net
Trade	$3,239	$3,099
Unbilled trade and other	602	326
Less allowance for doubtful accounts	(183)	(219)
	$3,658	$3,206
Prepaid expenses and other current assets
Prepaid expenses	$370	$321
Deferred charges and other	330	170
	$700	$491
Accounts payable(1)
Trade	$2,521	$1,887
Accrued interconnection costs	393	369
Capital expenditures and other	573	92
	$3,487	$2,348
Accrued expenses and other current liabilities
Deferred revenues	$1,540	$1,770
Accrued taxes	303	334
Payroll and related	512	418
Accrued interest	328	331
Accrued capital expenditures	1,149	147
Other	1,176	1,143
	$5,008	$4,143
Other liabilities
Deferred rental income-communications towers	$700	$740
Deferred rent	1,431	1,347
Accrued taxes-unrecognized tax benefits	72	112
Deferred revenue	298	255
Post-retirement benefits and other non-current employee related liabilities	1,141	881
Other	958	870
	$4,600	$4,205
______________________

(1)
Includes liabilities in the amounts of $117 million and $121 million as of December 31, 2012 and 2011, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
Income tax expense consists of the following:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Current income tax benefit (expense)
Federal	$34	$(1)	$48
State	22	(20)	15
Total current income tax benefit (expense)	56	(21)	63
Deferred income tax (expense) benefit
Federal	(199)	(136)	(270)
State	(10)	(95)	40
Total deferred income tax expense	(209)	(231)	(230)
Foreign income tax (expense) benefit	(1)	(2)	1
Total income tax expense	$(154)	$(254)	$(166)
The differences that caused our effective income tax rates to vary from the 35% federal statutory rate for income taxes were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Income tax benefit at the federal statutory rate	$1,460	$923	$1,155
Effect of:
State income taxes, net of federal income tax effect	137	80	118
State law changes, net of federal income tax effect	(5)	(38)	—
Reduction (increase) in liability for unrecognized tax benefits	38	(1)	18
Tax expense related to equity awards	(15)	(13)	(42)
Change in valuation allowance	(1,756)	(1,221)	(1,418)
Other, net	(13)	16	3
Income tax expense	$(154)	$(254)	$(166)
Effective income tax rate	(3.7)%	(9.6)%	(5.0)%
Income tax (expense) benefit allocated to other items was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$—	$—	$5
Unrealized holding gains/losses on securities(1)	—	(1)	1
_______________

(1)	These amounts have been recognized in accumulated other comprehensive loss.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of December 31, 2012 and 2011, along with the income tax effect of each, were as follows:

	December 31, 2012		December 31, 2011
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$—	$4,398	$—	$3,873
Capital loss carryforwards	—	126	—	52
Accruals and other liabilities	577	1,061	461	1,094
Tax credit carryforwards	—	431	—	471
Pension and other postretirement benefits	—	430	—	324
	577	6,446	461	5,814
Valuation allowance	(472)	(5,183)	(284)	(3,580)
	105	1,263	177	2,234
Deferred tax liabilities
Property, plant and equipment	—	420	—	1,527
Intangibles	—	6,855	—	6,720
Investments	—	802	—	855
Other	104	233	47	118
	104	8,310	47	9,220
Current deferred tax asset	$1		$130
Long-term deferred tax liability		$7,047		$6,986
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of consecutive annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $1.8 billion and $1.3 billion for the years ended December 31, 2012 and 2011, respectively, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the period. The increase in the carrying amount of Sprint's valuation allowance for the years ended December 31, 2012 and 2011 in excess of amounts recognized as a change in the valuation allowance in the current period income tax expense is primarily associated with the tax effect of items reflected in other comprehensive income, other accounts, and the expiration of net operating loss and tax credit carryforwards. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $154 million, $254 million, and $166 million for the years ended December 31, 2012, 2011, and 2010, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. In addition, during 2012, a $69 million tax benefit was recorded as a result of the successful

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

resolution of various federal and state income tax uncertainties. During 2011, a $59 million expense was recorded as a result of the effect of changes in corporate state income tax laws.
During 2012, 2011 and 2010, we generated $319 million, $194 million, and $210 million, respectively, of foreign income, which is included in loss before income taxes. We have no material unremitted earnings of foreign subsidiaries. Cash was paid for income taxes, net, of $28 million and $35 million in 2012 and 2011, respectively. Cash refunds for income taxes were received, net, of $139 million in 2010.
As of December 31, 2012, we had federal operating loss carryforwards of $10.8 billion and state operating loss carryforwards of $14.9 billion. Related to these loss carryforwards, we have recorded federal tax benefits of $3.7 billion and net state tax benefits of $709 million before consideration of the valuation allowances. Approximately $971 million of the federal net operating loss carryforwards expire between 2016 and 2020. The remaining $9.8 billion expire in varying amounts between 2021 and 2032. The state operating loss carryforwards expire in varying amounts through 2032.
In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $11.2 billion and state alternative minimum tax net operating loss carryforwards of $3.0 billion. The loss carryforwards expire in varying amounts through 2032. We also had available capital loss carryforwards of $342 million. Related to these capital loss carryforwards are tax benefits of $126 million. Capital loss carryforwards of $112 million expire in 2013 and the remaining $230 million expires between 2014 and 2017.
We also had available $431 million of federal and state income tax credit carryforwards as of December 31, 2012. Included in this amount are $7 million of income tax credits which expire prior to 2016 and $294 million which expire in varying amounts between 2016 and 2032. The remaining $130 million do not expire.
Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The total unrecognized tax benefits attributable to uncertain tax positions as of December 31, 2012 and 2011 were $171 million and $225 million, respectively. At December 31, 2012, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $151 million, if recognized without an offsetting valuation allowance adjustment. As of December 31, 2012 and 2011, the accrued liability for income tax related interest and penalties was $5 million and $26 million, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011
	(in millions)
Balance at January 1	$225	$228
Additions based on current year tax positions	1	4
Additions based on prior year tax positions	1	4
Reductions for prior year tax positions	(1)	(1)
Reductions for settlements	(52)	(2)
Reductions for lapse of statute of limitations	(3)	(8)
Balance at December 31	$171	$225
We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial.
The Internal Revenue Service (IRS) has completed the examination of our 2007, 2008 and 2009 consolidated income tax returns. Settlement agreements were reached with the Appeals or Exam division of the IRS for examination issues in dispute for years prior to 2010. The issues were immaterial to our consolidated financial statements.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative review or appellate process. Based on our current knowledge of the examinations, administrative reviews and appellate processes, we believe it is reasonably possible a number of our uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to $25 million in our unrecognized tax benefits.

Note 12.	Spectrum Hosting
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
On March 16, 2012, because certain conditions were not met by LightSquared, we elected to terminate the arrangement. Because we have no future performance obligations with respect to the arrangement, we recognized $236 million of the advanced payments as other operating income within "Other, net" during 2012. We also refunded $67 million in prepayments LightSquared made to cover costs that were not ultimately incurred by Sprint and recognized the remaining $7 million within operating income as finalization of all remaining outstanding items subject to the termination and unwind provisions of the original arrangement. In addition, during 2012 we impaired approximately $66 million of capitalized assets that the Company no longer intends to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared. The net gain of $170 million recorded in 2012 will be substantially offset in future periods by operating expenses related to non-cancellable executory contracts with vendors that the Company entered into in contemplation of providing the spectrum hosting services.

Note 13.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a shareholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas alleging that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of our common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied our motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery has begun. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and we have opposed that motion. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In addition, seven related shareholder derivative suits were filed against the Company and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to the Company and its shareholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, is pending in federal court in New York; one suit is pending in state court in Johnson County, Kansas; and five suits are pending in federal court in Kansas. The six Kansas suits have been stayed by agreement among the parties. The defendants filed a motion to dismiss the New York suit on September 19, 2012, and the motion is fully briefed; we are awaiting a ruling by the court. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
In addition, the Company has received several complaints purporting to assert claims on behalf of Sprint shareholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases pending in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 12, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. There is one case filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position, results of operations, or cash flows.
                The Company is also a defendant in several complaints filed by shareholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint, and related claims and otherwise challenging the Clearwire Acquisition. There are four suits pending in Chancery Court in Delaware: Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; and Litwin, et al. v. Sprint Nextel Corp., et al., filed January 2, 2013. There is one case filed in state court in King County, Washington, in which Sprint is a party, and that case and two other cases in which Sprint is not a party have been stayed in favor of the Delaware proceedings: Rowe, et al. v. Clearwire Corp., et al., filed December 31, 2012. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position, results of operations, or cash flows.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $859 million as of December 31, 2012, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.2 billion, of which $196 million was incurred related to FCC licenses during 2012. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. Regardless, we continue to estimate that total eligible direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan. As required by the Report and Order, the letter of credit had a minimum of $850 million, which was largely intended to protect both the relocating licensees as well as the United States Treasury should an anti-windfall payment be necessary. Given the significant progress that has been made, the total amounts spent to date, and the remaining forecasted amounts to be spent by the licensees, Sprint believes it is reasonable to allow the letter of credit to be reduced below $850 million. Accordingly, in January 2013, we submitted a Request for Declaratory Ruling to the FCC requesting two items: (i) that it declare that Sprint will not owe any anti-windfall payment to the US Treasury, because we have exceeded the $2.8 billion of required expenditures, and (ii) that the FCC remove the $850 million minimum for the letter of credit and allow further reductions based on quarterly estimates of remaining obligations. This Request for Declaratory Ruling is pending before the FCC.
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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases
We lease various equipment, office facilities, retail outlets and kiosks, switching facilities and cell sites under operating leases. The non-cancelable portion of these leases generally ranges from monthly up to 15 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus at least one renewal period, if the non-cancelable term is less than ten years, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of five to twelve years with up to five renewal options for five years each.
During 2011 and 2012, we renegotiated cell site leases in connection with Network Vision. As a result, future operating lease payments related to cell sites that were disclosed in 2011 decreased slightly in 2012. The decrease is primarily due to having fewer sites as a result of the shut-down of certain Nextel network cell sites in conjunction with Network Vision. Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space.
As of December 31, 2012, operating lease commitments in future years were as follows:

(in millions)
2013	$1,880
2014	1,863
2015	1,668
2016	1,542
2017	1,437
2018 and thereafter	7,276
$15,666
Total rental expense was $2.0 billion in 2012, $1.9 billion in 2011, and $1.8 billion in 2010. Total rent expense increased in 2012 as compared to 2011 primarily as a result of rent leveling charges associated with renegotiated cell site leases in 2011 and 2012.
Commitments
We are a party to other commitments, which includes, among other things, service, spectrum, network capacity and other executory contracts in connection with conducting our business. As of December 31, 2012, the minimum estimated amounts due under other commitments were as follows:

(in millions)
2013	$17,464
2014	5,357
2015	4,798
2016	1,046
2017	643
2018 and thereafter	1,156
$30,464
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
Classes of Common Stock
Series 1 Common Stock
The holders of our Series 1 common stock are entitled to one vote per share on all matters submitted for action by the shareholders. There were about 3.0 billion shares of Series 1 common stock outstanding as of December 31, 2012.
Series 2 Common Stock
The holders of our Series 2 common stock are entitled to 10% of one vote per share, but otherwise have rights that are substantially identical to those of the Series 1 common stock. In 2011, the remaining 35 million Series 2 shares were converted to 35 million Series 1 shares, resulting in a $38 million and $168 million reduction in common shares and paid-in capital, respectively, and a corresponding $206 million reduction in treasury shares. As a result, there were no shares of Series 2 common stock outstanding as of December 31, 2012.
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
Dividends
We did not declare any dividends on our common shares in 2012, 2011, or 2010. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described in note 8.
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	As of December 31,
	2012	2011
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(1,169)	$(830)
Unrealized net gains related to investments	9	7
Foreign currency translation adjustments	27	31
Accumulated other comprehensive loss	$(1,133)	$(792)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 44 million, 27 million, and 30 million shares as of December 31, 2012, 2011, and 2010, respectively. In addition, all approximately 590 million shares issuable upon the conversion of our convertible bond would also be dilutive to earnings per common share. However, all such potentially dilutive shares were antidilutive for 2012, 2011 and 2010 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2012
Net operating revenues(3)	$32,355	$2,999	$12	$35,366
Inter-segment revenues(1)	—	882	(882)	—
Total segment operating expenses(3)	(28,208)	(3,232)	877	(30,563)
Segment earnings	$4,147	$649	$7	4,803
Less:
Depreciation and amortization				(6,543)
Business combination and hurricane-related charges(3)				(64)
Other, net(2)				(16)
Operating loss				(1,820)
Interest expense				(1,428)
Equity in losses of unconsolidated investments, net			$(1,114)	(1,114)
Other income, net				190
Loss before income taxes				$(4,172)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2011
Net operating revenues	$30,301	$3,370	$8	$33,679
Inter-segment revenues(1)	—	956	(956)	—
Total segment operating expenses	(26,034)	(3,526)	953	(28,607)
Segment earnings	$4,267	$800	$5	5,072
Less:
Depreciation and amortization				(4,858)
Other, net(2)				(106)
Operating income				108
Interest expense				(1,011)
Equity in losses of unconsolidated investments, net			$(1,730)	(1,730)
Other expense, net				(3)
Loss before income taxes				$(2,636)

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2010
Net operating revenues	$28,597	$3,959	$7	$32,563
Inter-segment revenues(1)	—	1,081	(1,081)	—
Total segment operating expenses	(24,066)	(3,950)	1,086	(26,930)
Segment earnings	$4,531	$1,090	$12	5,633
Less:
Depreciation and amortization				(6,248)
Other, net(2)				20
Operating loss				(595)
Interest expense				(1,464)
Equity in losses of unconsolidated investments, net			$(1,286)	(1,286)
Other income, net				46
Loss before income taxes				$(3,299)

Other Information	Wireless	Wireline	Corporate, Other and Eliminations(4)	Consolidated
	(in millions)
2012
Capital expenditures	$3,753	$240	$268	$4,261
Total assets	38,297	2,195	11,078	51,570
2011
Capital expenditures	$2,702	$168	$260	$3,130
Total assets	37,606	2,355	9,422	49,383
2010
Capital expenditures	$1,455	$223	$257	$1,935
Total assets	38,445	2,655	10,554	51,654
_________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
For 2012, other, net consists of $196 million of lease exit costs and $102 million of asset impairment charges, partially offset by net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared (see Note 12), a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods. For 2011 and 2010, other, net consists primarily of severance, exit costs and asset impairments offset by gains from other asset dispositions and exchanges (See note 9).

(3)
Includes $45 million of hurricane-related charges for 2012, which are classified in our consolidated statements of comprehensive loss as follows: $21 million as contra-revenue in net operating revenues of Wireless, $20 million as cost of services and products ($17 million Wireless; $3 million Wireline), and $4 million as selling, general and administrative expenses of Wireless. Also includes $19 million of business combination charges for fees paid to unrelated parties necessary for the proposed transactions with SoftBank and Clearwire, which is included in our corporate segment and is classified in our consolidated statements of comprehensive loss as selling, general and administrative expenses.

(4)
Corporate assets are not allocated to the operating segments and consist primarily of cash and cash equivalents, the corporate headquarters campus, our equity method investment in Clearwire, other assets managed at a corporate level. Corporate capital expenditures include various administrative assets.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
2012
Wireless services(2)	$28,624	$—	$—	$28,624
Wireless equipment	3,248	—	—	3,248
Voice	—	1,627	(515)	1,112
Data	—	398	(176)	222
Internet	—	1,781	(190)	1,591
Other	483	75	11	569
Total net operating revenues	$32,355	$3,881	$(870)	$35,366
2011
Wireless services	$27,129	$—	$—	$27,129
Wireless equipment	2,911	—	—	2,911
Voice	—	1,915	(643)	1,272
Data	—	460	(163)	297
Internet	—	1,878	(151)	1,727
Other	261	73	9	343
Total net operating revenues	$30,301	$4,326	$(948)	$33,679
2010
Wireless services	$25,677	$—	$—	$25,677
Wireless equipment	2,703	—	—	2,703
Voice	—	2,249	(732)	1,517
Data	—	519	(140)	379
Internet	—	2,175	(209)	1,966
Other	217	97	7	321
Total net operating revenues	$28,597	$5,040	$(1,074)	$32,563
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Wireless services related to the Wireless segment in 2012 excludes $21 million of hurricane-related contra-revenue charges reflected in net operating revenues in our consolidated statement of comprehensive loss.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2012
Net operating revenues	$8,734	$8,843	$8,763	$9,005
Operating loss	(255)	(629)	(231)	(705)
Net loss	(863)	(1,374)	(767)	(1,322)
Basic and diluted loss per common share(1)	$(0.29)	$(0.46)	$(0.26)	$(0.44)
	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2011
Net operating revenues	$8,313	$8,311	$8,333	$8,722
Operating income (loss)	259	79	208	(438)
Net loss	(439)	(847)	(301)	(1,303)
Basic and diluted loss per common share(1)	(0.15)	(0.28)	(0.10)	(0.43)
_____________

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Note 17.	Subsequent Events
On February 28, 2013 we entered into a new $2.8 billion unsecured revolving credit facility that expires in February 2018 with an interest rate equal to the LIBOR plus a spread that varies depending on the Company’s credit ratings. This new credit facility replaced the $2.2 billion revolving credit facility that was due to expire in October 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheets of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, stockholders' equity, and comprehensive loss for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clearwire Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, on December 17, 2012, the Company entered into a merger agreement with Sprint Nextel Corporation (“Sprint”), pursuant to which Sprint agreed to acquire all of the outstanding shares of the Company's common stock not currently owned by Sprint. In connection with the merger agreement, on December 17, 2012, the Company entered into a financing arrangement with Sprint. See Note 1 to the consolidated financial statements for a summary of the terms and conditions of the merger agreement and financing arrangement with Sprint, the uncertainties associated with the funding available under the financing arrangement, and the related potential impact of such uncertainties on the Company's need for liquidity in the next twelve months.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 13, 2013

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$193,445	$891,929
Short-term investments	675,112	215,655
Restricted cash	1,653	1,000
Accounts receivable, net of allowance of $3,145 and $5,542	22,769	83,660
Inventory	10,940	23,832
Prepaids and other assets	83,769	71,083
Total current assets	987,688	1,287,159
Property, plant and equipment, net	2,259,004	3,014,277
Restricted cash	3,709	7,619
Spectrum licenses, net	4,249,621	4,298,254
Other intangible assets, net	24,660	40,850
Other assets	141,107	157,797
Assets of discontinued operations (Note 18)	—	36,696
Total assets	$7,665,789	$8,842,652
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$177,855	$157,172
Other current liabilities	227,610	122,756
Total current liabilities	405,465	279,928
Long-term debt, net	4,271,357	4,019,605
Deferred tax liabilities, net	143,992	152,182
Other long-term liabilities	963,353	719,703
Liabilities of discontinued operations (Note 18)	—	25,196
Total liabilities	5,784,167	5,196,614
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock, par value $0.0001, 2,000,000 shares authorized; 691,315 and 452,215 shares outstanding	69	45
Class B common stock, par value $0.0001, 1,400,000 shares authorized; 773,733 and 839,703 shares outstanding	77	83
Additional paid-in capital	3,158,244	2,714,634
Accumulated other comprehensive (loss) income	(6)	2,793
Accumulated deficit	(2,346,393)	(1,617,826)
Total Clearwire Corporation stockholders’ equity	811,991	1,099,729
Non-controlling interests	1,069,631	2,546,309
Total stockholders’ equity	1,881,622	3,646,038
Total liabilities and stockholders’ equity	$7,665,789	$8,842,652

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenues	$1,264,694	$1,253,466	$535,103
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	908,078	1,249,966	912,776
Selling, general and administrative expense	558,202	698,067	870,980
Depreciation and amortization	768,193	687,636	454,003
Spectrum lease expense	326,798	308,693	279,993
Loss from abandonment of network and other assets	82,206	700,341	180,001
Total operating expenses	2,643,477	3,644,703	2,697,753
Operating loss	(1,378,783)	(2,391,237)	(2,162,650)
Other income (expense):
Interest income	1,895	2,335	4,950
Interest expense	(553,459)	(505,992)	(152,868)
Gain on derivative instruments	1,356	145,308	63,255
Other income (expense), net	(12,153)	681	(2,671)
Total other expense, net	(562,361)	(357,668)	(87,334)
Loss from continuing operations before income taxes	(1,941,144)	(2,748,905)	(2,249,984)
Income tax benefit (provision)	197,399	(106,828)	(1,218)
Net loss from continuing operations	(1,743,745)	(2,855,733)	(2,251,202)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	1,182,183	2,158,831	1,775,840
Net loss from continuing operations attributable to Clearwire Corporation	(561,562)	(696,902)	(475,362)
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax (Note 18)	(167,005)	(20,431)	(12,075)
Net loss attributable to Clearwire Corporation	$(728,567)	$(717,333)	$(487,437)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(1.01)	$(2.70)	$(2.14)
Diluted	$(1.27)	$(2.99)	$(2.41)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(1.31)	$(2.78)	$(2.19)
Diluted	$(1.39)	$(3.07)	$(2.46)

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net loss:
Net loss from continuing operations	$(1,743,745)	$(2,855,733)	$(2,251,202)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	1,182,183	2,158,831	1,775,840
Net loss from continuing operations attributable to Clearwire Corporation	(561,562)	(696,902)	(475,362)
Net loss from discontinued operations	(168,361)	(81,810)	(51,892)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	1,356	61,379	39,817
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax	(167,005)	(20,431)	(12,075)
Net loss attributable to Clearwire Corporation	(728,567)	(717,333)	(487,437)
Other comprehensive income (loss):
Unrealized foreign currency gains (losses) during the period	(699)	3,913	(7,047)
Less: reclassification adjustment of cumulative foreign currency (gains) losses to net loss from continuing operations	(8,739)	—	825
Unrealized investment holding gains (losses) during the period	56	(1,185)	2,354
Less: reclassification adjustment of investment holding gains to net loss	—	(4,945)	—
Other comprehensive loss	(9,382)	(2,217)	(3,868)
Less: non-controlling interests in other comprehensive loss of consolidated subsidiaries	6,056	1,851	3,125
Other comprehensive loss attributable to Clearwire Corporation	(3,326)	(366)	(743)
Comprehensive loss:
Comprehensive loss	(1,921,488)	(2,939,760)	(2,306,962)
Less: non-controlling interests in comprehensive loss of consolidated subsidiaries	1,189,595	2,222,061	1,818,782
Comprehensive loss attributable to Clearwire Corporation	$(731,893)	$(717,699)	$(488,180)

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(1,743,745)	$(2,855,733)	$(2,251,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(199,199)	105,308	—
Non-cash gain on derivative instruments	(1,356)	(145,308)	(63,255)
Accretion of discount on debt	41,386	40,216	6,113
Depreciation and amortization	768,193	687,636	454,003
Amortization of spectrum leases	54,328	53,674	57,433
Non-cash rent expense	197,169	342,962	200,901
Loss on property, plant and equipment (Note 5)	171,780	966,441	345,727
Other operating activities	42,740	27,745	49,506
Changes in assets and liabilities:
Inventory	11,200	15,697	(11,697)
Accounts receivable	50,401	(54,212)	(20,550)
Prepaids and other assets	326	22,447	(73,767)
Prepaid spectrum licenses	1,904	(4,360)	(3,294)
Deferred revenue	170,455	16,497	8,447
Accounts payable and other liabilities	(17,090)	(152,180)	136,233
Net cash used in operating activities of continuing operations	(451,508)	(933,170)	(1,165,402)
Net cash provided by (used in) operating activities of discontinued operations	(3,000)	2,381	(3,311)
Net cash used in operating activities	(454,508)	(930,789)	(1,168,713)
Cash flows from investing activities:
Capital expenditures	(112,997)	(405,655)	(2,646,365)
Purchases of available-for-sale investments	(1,797,787)	(957,883)	(2,098,705)
Disposition of available-for-sale investments	1,339,078	1,255,176	3,776,805
Other investing activities	(655)	20,229	(44,119)
Net cash used in investing activities of continuing operations	(572,361)	(88,133)	(1,012,384)
Net cash provided by (used in) investing activities of discontinued operations	1,185	(3,886)	(834)
Net cash used in investing activities	(571,176)	(92,019)	(1,013,218)
Cash flows from financing activities:
Principal payments on long-term debt	(26,985)	(29,957)	(876)
Proceeds from issuance of long-term debt	300,000	—	1,413,319
Debt financing fees	(6,205)	(1,159)	(53,285)
Equity investment by strategic investors	8	331,400	54,828
Proceeds from issuance of common stock	58,460	387,279	304,015
Net cash provided by financing activities of continuing operations	325,278	687,563	1,718,001
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash provided by financing activities	325,278	687,563	1,718,001
Effect of foreign currency exchange rates on cash and cash equivalents	107	(4,573)	(525)
Net decrease in cash and cash equivalents	(700,299)	(339,818)	(464,455)
Cash and cash equivalents:
Beginning of period	893,744	1,233,562	1,698,017
End of period	193,445	893,744	1,233,562
Less: cash and cash equivalents of discontinued operations at end of period	—	1,815	3,320
Cash and cash equivalents of continuing operations at end of period	$193,445	$891,929	$1,230,242
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$505,913	$474,849	$336,314
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$20,795	$14,144	$120,025
Fixed asset purchases financed by long-term debt	$36,229	$11,514	$133,288
Non-cash financing activities:
Vendor financing obligations	$(4,644)	$(3,332)	$(60,251)
Capital lease obligations	$(31,585)	$(8,182)	$(73,037)
Class A common stock issued for repayment of long-term debt	$88,456	$—	$—
Repayment of long-term debt through issuances of Class A common stock	$(88,456)	$—	$—
See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011 and 2010

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2009	196,767	$20	734,239	$73	$2,000,061	$3,745	$(413,056)	$6,181,525	$7,772,368
Net loss from continuing operations	—	—	—	—	—	—	(475,362)	(1,775,840)	(2,251,202)
Net loss from discontinued operations	—	—	—	—	—	—	(12,075)	(39,817)	(51,892)
Foreign currency translation adjustment	—	—	—	—	—	(1,180)	—	(5,042)	(6,222)
Unrealized gain on investments	—	—	—	—	—	437	—	1,917	2,354
Issuance of common stock, net of issuance costs, and other capital transactions	46,777	4	9,242	1	208,385	(507)	—	150,123	358,006
Share-based compensation and other transactions	—	—	—	—	12,664	—	—	33,922	46,586
Balances at December 31, 2010	243,544	24	743,481	74	2,221,110	2,495	(900,493)	4,546,788	5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(696,902)	(2,158,831)	(2,855,733)
Net loss from discontinued operations	—	—	—	—	—	—	(20,431)	(61,379)	(81,810)
Foreign currency translation adjustment	—	—	—	—	—	1,149	—	2,764	3,913
Unrealized gain on investments	—	—	—	—	—	(1,515)	—	(4,615)	(6,130)
Issuance of common stock, net of issuance costs, and other capital transactions	208,671	21	96,222	9	478,394	664	—	210,088	689,176
Share-based compensation and other transactions	—	—	—	—	15,130	—	—	11,494	26,624
Balances at December 31, 2011	452,215	45	839,703	83	2,714,634	2,793	(1,617,826)	2,546,309	3,646,038
Net loss from continuing operations	—	—	—	—	—	—	(561,562)	(1,182,183)	(1,743,745)
Net loss from discontinued operations	—	—	—	—	—	—	(167,005)	(1,356)	(168,361)
Foreign currency translation adjustment	—	—	—	—	—	(3,354)	—	(6,084)	(9,438)
Unrealized loss on investments	—	—	—	—	—	28	—	28	56
Issuance of common stock, net of issuance costs, and other capital transactions (Note 15)	239,100	24	(65,970)	(6)	415,467	527	—	(287,806)	128,206
Share-based compensation and other transactions	—	—	—	—	28,143	—	—	723	28,866
Balances at December 31, 2012	691,315	$69	773,733	$77	$3,158,244	$(6)	$(2,346,393)	$1,069,631	$1,881,622

See notes to consolidated financial statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

We are a leading provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners. Sprint Nextel Corporation, which we refer to as Sprint, accounts for substantially all of our wholesale sales to date, and offers services in each of our 4G markets.

As of December 31, 2012, we offered our services in 88 markets in the United States. Internationally, as of December 31, 2012, we completed the sale of our operations in Belgium, Germany and Spain. The results of operations of these international entities prior to their sale are separately disclosed as discontinued operations.

We need to greatly expand our revenue base by increasing sales to our existing wholesale partners, primarily Sprint, and bring on additional wholesale partners with substantial requirements for additional data capacity to supplement their own services. To be successful with either, we believe it is necessary that we deploy Long Term Evolution, or LTE, technology, which is currently being adopted by most wireless operators globally including Sprint, as their next generation wireless technology, on our network.
We have begun deployment of our LTE network and have 1,000 sites on air as of December 31, 2012. We expect to have approximately 2,000 LTE sites on air by the end of June 2013, which will satisfy the initial LTE prepayment milestone under the terms of our recently amended wholesale agreements with Sprint. Subject to the availability of funding, including proceeds of the interim financing arrangement provided by Sprint (see below), we plan to have approximately 5,000 sites on air by the end of the year. Under the amended wholesale agreements with Sprint, we are required to expand our LTE network to 5,000 sites by no later than June 30, 2014 and 8,000 by the end of 2014.
Proposed Sprint Merger

Merger Agreement

On December 17, 2012, we entered into an agreement and plan of merger with Sprint, which we refer to as the Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Clearwire Corporation Class A and Class B common stock, which we refer to as Class A Common Stock and Class B Common Stock, respectively, not currently owned by Sprint, SOFTBANK CORP., which we refer to as Softbank, or their affiliates. At the closing, the outstanding shares of common stock will be canceled and converted automatically into the right to receive $2.97 per share in cash, without interest. Our stockholders will be asked to vote on the adoption of the Merger Agreement at a special meeting that will be held on a date to be announced. Consummation of the transactions under the Merger Agreement, which we refer to as the Proposed Merger, is subject to a number of conditions precedent, including, among others: (i) the adoption of the Merger Agreement by the holders of at least 75% of the outstanding shares of our common stock entitled to vote on the Proposed Merger, voting as a single class, and at least a majority of the outstanding shares of our common stock not held by Sprint, SoftBank and their respective affiliates, voting as a single class, at a duly called stockholders' meeting, which we refer to as the Clearwire Stockholder Approval, (ii) the receipt of the Federal Communications Commission, which we refer to as the FCC, approvals required to consummate the Proposed Merger, (iii) the absence of any order enjoining the consummation of, or prohibiting, the Proposed Merger; (iv) the non-occurrence of any event having a material adverse effect from the date of the Merger Agreement to the closing of the Proposed Merger, and (v) the consummation by Sprint of the pending merger between Sprint and SoftBank and certain affiliates thereof, which we refer to as the SoftBank Transaction, or an alternate transaction thereto.
The Merger Agreement contains termination rights for the benefit of Sprint and Clearwire and further provides that Sprint will be required to pay us a termination fee of $120.0 million under certain specified circumstances of termination of the Merger Agreement. Any obligation to pay such termination fee will be satisfied by the cancellation of $120.0 million of Notes, which we refer to as the Sprint Termination Fee, which are described below. In the event we are entitled to receive the termination fee, in certain instances, we may also be entitled to receive from Sprint a supplemental prepayment for LTE services on January 15, 2014 in the amount of $100.0 million, conditioned upon the completion of site build-out targets

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to a commercial agreement currently in effect between Sprint and Clearwire. Any such prepayment will be credited against certain of Sprint's obligations under such agreement.

Note Purchase Agreement

In connection with the Merger Agreement, on December 17, 2012, we entered into a Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with Clearwire Communications LLC, which we refer to as Clearwire Communications, Clearwire Finance Inc., which we refer to as Clearwire Finance, and together with Clearwire Communications, which we refer to as the Issuers, and Sprint, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800.0 million of 1.00% Exchangeable Notes due 2018, which we refer to as the Notes, in ten monthly installments of $80.0 million each on the first business day of each month, which we refer to as the Draw Date, beginning January 2013 and through the pendency of the Proposed Merger. The Notes accrue interest at 1.00% per annum and are exchangeable into shares of Class A Common Stock at an exchange rate of 666.67 shares per $1,000 aggregate principal amount of the Notes, which is equivalent to a price of $1.50 per share, subject to anti-dilution protections. Additionally, on the last three Draw Dates (in August, September and October 2013), we can only request that Sprint purchase notes if (i) an agreement has been reached between the parties on the accelerated build out of our wireless broadband network, which we refer to as the Build-Out Agreement, by February 28, 2013, (ii) the Build-Out Agreement is in full force and effect and (iii) we have not breached any of our obligations under the Build-Out Agreement.
Under the terms of the Note Purchase Agreement, the terms of the Notes will be governed by an indenture, which the Issuers expect to enter into on the first Draw Date, which we refer to as the New Indenture. The terms of the New Indenture are substantially similar to the indenture dated as of December 8, 2010, by and among the Issuers, the guarantors named therein and the trustee named therein, governing the Issuers' existing 8.25% Exchangeable Notes due 2040, which we refer to as the Existing Indenture, which were issued in December 2010. However, under the New Indenture, the Notes will be exchangeable by Sprint and certain of our other equityholders into either our Class A Common Stock, or Class B Common Stock, and Class B units of Clearwire Communications LLC (such Class B units together with the corresponding Class B Common Stock, which we refer to as the Class B Interests) at their election. The Notes will become exchangeable if (a) the Merger Agreement is terminated for any reason (except under circumstances where we would receive, and do not reject, the Sprint Termination Fee), or (b) the Proposed Merger is consummated, at an exchange rate of 666.67 shares per $1,000 aggregate principal amount of Notes (equivalent to a price of $1.50 per share), subject to anti-dilution protections, which we refer to as the Exchange Rate.If the Merger Agreement is terminated under circumstances where we would receive, and do not reject, the Sprint Termination Fee, then $120.0 million principal amount of the Notes will be automatically canceled. In addition, if the Merger Agreement is terminated because the SoftBank Transaction is not consummated, we will have the option to exchange the Notes that remain outstanding at the Exchange Rate for 15 business days following the termination of the SoftBank Transaction. Unlike the terms of the Existing Indenture, the terms of the New Indenture do not include an option to call or redeem the Notes, and Sprint does not have the right to put Notes at specified dates.
The Note Purchase Agreement can be terminated, among other things, by mutual consent, automatically if the required vote to approve the Proposed Merger is not obtained at our stockholders meeting, or if the Merger Agreement is terminated due to a failure of the SoftBank Transaction or a breach of Sprint's representations, warranties, covenants or agreements thereunder (subject to certain conditions), provided that if the Note Purchase Agreement is terminated due to the Merger Agreement being terminated by reason of a failure of the SoftBank Transaction or because of a breach of any representation, warranty, covenant or agreement by Sprint, then the Note Purchase Agreement will terminate upon the earlier of (i) our exercising our option to exchange the Notes upon such termination and (ii) July 2, 2013; however the Note Purchase Agreement will not terminate on July 2, 2013 if the Build-Out Agreement was reached by February 28, 2013, the Build-Out Agreement is in full force and effect and we have not breached any of our obligations under the Build-Out Agreement.
On December 26, 2012, we notified Sprint of our intention to take the first draw for January 2013 under the Note Purchase Agreement. Following receipt of a proposal from DISH Network Corporation, which we refer to as DISH, we elected on December 28, 2012, to revoke our draw notice prior to receiving any proceeds from the draw to allow us to evaluate DISH's proposal. Sprint subsequently asserted that it believes that the draw notice is irrevocable and has reserved its rights with respect thereto. We also decided to forego the second draw for February 2013 as the Special Committee continues to evaluate DISH's proposal. Our election to forego the first two draws under the Note Purchase Agreement has reduced the aggregate principal amount available to $640 million. The Special Committee has not made any determination with respect to any future draws under the Note Purchase Agreement.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DISH Proposal

After signing the Merger Agreement, Clearwire received an unsolicited, non-binding proposal, which we refer to as the DISH Proposal, from DISH. The DISH Proposal provides for DISH to purchase certain spectrum assets from Clearwire, enter into a commercial agreement with Clearwire and acquire up to all of Clearwire's common stock for $3.30 per share (subject to minimum ownership of at least 25% and granting of certain governance rights) and provide Clearwire with financing on specified terms. The DISH Proposal is only a preliminary indication of interest and is subject to numerous, material uncertainties and conditions, including the negotiation of multiple contractual arrangements being requested by DISH as well as regulatory approvals. The DISH Proposal provides that it would be withdrawn if we draw any of funds available under the Note Purchase Agreement. Some of the terms in the DISH Proposal, as currently proposed, may not be permitted under the terms of Clearwire's current legal and contractual obligations.  Additionally, our ability to enter into strategic transactions is significantly limited by our current contractual arrangements, including the agreements with Sprint executed on December 17, 2012, which we refer to as the Sprint Agreement, and our existing equityholders' agreement dated November 28, 2008 as amended on December 8, 2010, which we refer to as the Equityholders’ Agreement.

The Special Committee is currently evaluating the DISH Proposal and engaging in discussions with each of DISH and Sprint, as appropriate. The Special Committee has not made any determination to change its recommendation of the current Sprint transaction. Consistent with our obligations under the Sprint Agreement, we provided Sprint with notice, and the material terms, of the DISH Proposal, and received a response from Sprint that stated, among other things, that Sprint has reviewed the DISH Proposal and believes that it is illusory, inferior to the Sprint transaction and not viable because it cannot be implemented in light of our current legal and contractual obligations. Sprint has stated that the Sprint Agreement would prohibit us from entering into agreements for much of the DISH Proposal.

Liquidity

To date, we have invested heavily in building and maintaining our networks. We have a history of operating losses, and we expect to have significant losses in the future. We do not expect our operations to generate cumulative positive cash flows during the next twelve months.

As of December 31, 2012, we had available cash and short-term investments of approximately $868.6 million. Our current LTE build plan is to have approximately 2,000 LTE sites on air by the end of June 2013, which will satisfy the initial LTE prepayment milestone under the terms of our recently amended agreements with Sprint. Under the amended wholesale agreements with Sprint, we are required to expand our LTE network to 5,000 sites by June 30, 2014. Subject to the availability of funding under the Note Purchase Agreement, our current LTE build plans is to expand our LTE network to 5,000 sites by the end of 2013.
Under our current LTE build plan, we currently expect to satisfy our operating, financing and capital spending needs for the next twelve months using the available cash and short-term investments on hand together with a portion of the remaining borrowing capacity available under the Note Purchase Agreement and with the proceeds of additional vendor financing. As discussed previously, our election to forego the first two draws under the Note Purchase Agreement has reduced the aggregate principal amount available to $640 million and our ability to draw a portion of the funds under the Note Purchase Agreement is subject to certain conditions. Additionally, on the last three Draw Dates (in August, September and October 2013), we can only request that Sprint purchase notes if (i) the Build-Out Agreement has been reached by February 28, 2013, (ii) the Build-Out Agreement is in full force and effect and (iii) we have not breached any of our obligations under the Build-Out Agreement.
By electing to draw on at least three months of borrowing capacity under the Note Purchase Agreement, we would have sufficient cash and borrowing capacity to satisfy the initial LTE prepayment milestone and meet out operating and financing needs for the next twelve months. If the Merger Agreement were to terminate and funding beyond three draws under the Note Purchase Agreement would no longer be available to the Company, without alternative sources of additional capital, we would have to significantly curtail our LTE network build plan as currently contemplated to conserve cash and meet our operating and financing obligations during 2013. If we do not draw on at least three months of borrowing capacity under the Note Purchase Agreement and do not obtain a similar amount of additional financing from alternative sources, we forecast that our cash and short-term investments would be depleted sometime in the fourth quarter of 2013.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, if the Proposed Merger fails to close for any reason or the closing takes longer than we expect, we will need to raise substantial additional capital and to secure commitments from additional wholesale partners with significant data capacity needs that generate substantial revenues for us in a timely manner to fully implement our business plans and to be able to meet our financial obligations and continue to operate beyond the next twelve months. The amount of additional capital needed by us if the Proposed Merger fails to close will depend on a number of factors, many of which are outside of our control and subject to a number of uncertainties.
Whether we would be able to successfully fulfill our additional capital needs in a timely manner is uncertain. If the Merger Agreement terminates, we will likely pursue various alternatives for securing additional capital. These alternatives include, among other things, obtaining additional equity and debt financing from a number of possible sources such as new and existing strategic investors, private or public offerings and vendors. However, we face a number of challenges. Our recent equity financings were dilutive to our shareholders and, with the current trading price of our Class A Common Stock, any additional equity financings could result in significant additional dilution for our stockholders and may not generate the proceeds we need. Further, unless we are able to secure the required shareholder approvals to increase the number of authorized shares under our Certificate of Incorporation, we may not have enough authorized, but unissued shares available to raise sufficient additional capital through an equity financing. With our existing level of indebtedness, including the amount of any financing drawn by us under the Note Purchase Agreement, if any, and our inability to issue additional secured indebtedness under our existing indentures, additional debt financings may not be available on acceptable terms or at all. Even if additional debt financings are available, they could increase our future financial commitments, including aggregate interest payments on our existing and new indebtedness, to levels that we find difficult to support. Other sources of additional capital could include, among other things, a sale of certain of our assets that we believe are not essential for our business, such as excess spectrum. However, our ability to consummate a sale of assets that would generate sufficient proceeds to meet our capital needs on acceptable terms in a timely manner or at all is uncertain.

If the Merger Agreement terminates and we are unable to raise sufficient additional capital to fulfill our funding needs in a timely manner, or we fail to generate sufficient additional revenue from our wholesale and retail businesses to meet our obligations beyond the next twelve months, our business prospects, financial condition and results of operations will likely be materially and adversely affected, substantial doubt may arise about our ability to continue as a going concern and we will be forced to consider all available alternatives, including a financial restructuring, which could include seeking protection under the provisions of the United States Bankruptcy Code.

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
Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and we allocate net loss, other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute our non-controlling interests their share of losses even if that attribution results in a deficit non-controlling interest balance. See Note 15, Stockholders' Equity, for further information.
Financial Statement Presentation —
We have reclassified certain prior period amounts to conform with the current period presentation.
Information about operating segments is based on our internal organization and reporting of revenue and operating loss based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.
We operate with a single reportable segment as a provider of 4G wireless broadband services in the United States.
As of December 31, 2012, the dispositions of the assets and liabilities related to our discontinued operations had been completed. See Note 18, Discontinued Operations, for further discussion. Unless otherwise indicated, information in these notes to consolidated financial statements relates to continuing operations.
Use of Estimates — Preparing financial statements in conformity with U.S. GAAP requires management to make complex and subjective judgments. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our subscribers and information available from other outside sources, as appropriate. Additionally, changes in accounting estimates are reasonably likely to occur from period to period. These factors could have a material impact on our financial statements, the presentation of our financial condition, changes in financial condition or results of operations.
Significant estimates inherent in the preparation of the accompanying financial statements include: impairment analysis of spectrum licenses with indefinite lives, including judgments about when an impairment indicator may or may not have occurred and estimates of the fair value of our spectrum licenses, the recoverability and determination of useful lives for long-lived assets, which include property, plant and equipment and other intangible assets, tax valuation allowances and valuation of derivatives.
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
Restricted Cash — Restricted cash consists primarily of amounts we have set aside to satisfy certain contractual obligations and is classified as a current or non-current asset based on its designated purpose. The majority of this restricted cash has been designated to satisfy certain lease obligations.
Investments — We have an investment portfolio comprised primarily of U.S. Government and Agency marketable debt securities. We classify marketable debt securities as available-for-sale investments and these securities are stated at their estimated fair value. Our investments are recorded as short-term investments when the original maturities are greater than three months but remaining maturities are less than one year. Our investments with maturities of more than one year are recorded as long-term investments. Unrealized gains and losses are recorded within accumulated other comprehensive income (loss). Realized gains and losses are measured and reclassified from accumulated other comprehensive income (loss) on the basis of the specific identification method.
We account for certain of our investments using the equity method based on our ownership interest and our ability to exercise significant influence. Accordingly, we record our investment initially at cost and we adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period. We cease to recognize investee losses when our investment basis is zero. At December 31, 2012 and 2011, our balance in equity method investees was $0 and $8.3 million, respectively, and was recorded in Other assets on the consolidated balance sheets.
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
Fair Value Measurements — Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we consider the principal or most advantageous market in which the asset or liability would transact, and if necessary, consider assumptions that market participants would use when pricing the asset or liability.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The accounting guidance for fair value measurement requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. Financial assets and financial liabilities are classified in the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
The three-tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs used in the methodologies of measuring fair value for assets and liabilities, is as follows:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.

Level 2:
Inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in less active markets; or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3:	Unobservable inputs that are significant to the fair value measurement and cannot be corroborated by market data.
If listed prices or quotes are not available, fair value is based upon internally developed or other available models that primarily use, as inputs, market-based or independently sourced market parameters, including but not limited to interest rate curves, volatilities, equity prices, and credit curves. We use judgment in determining certain assumptions that market participants would use in pricing the financial instrument, including assumptions about discount rates and credit spreads. The degree of management judgment involved in determining fair value is dependent upon the availability of observable market parameters. For assets or liabilities that trade actively and have quoted market prices or observable market parameters, there is minimal judgment involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in market conditions may reduce the availability and reliability of quoted prices or observable data. See Note 12, Fair Value, for further information.
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
Property, Plant and Equipment — Property, plant and equipment, excluding construction in progress, is stated at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets once the assets are placed in service. Our network construction expenditures are recorded as construction in progress until the network or other asset is placed in service, at which time the asset is transferred to the appropriate property, plant and equipment, which we refer to as PP&E, category. We capitalize costs of additions and improvements, including salaries, benefits and related overhead costs associated with constructing PP&E and interest costs related to construction. The estimated useful life of PP&E is determined based on historical usage of identical or similar equipment, with consideration given to technological changes and industry trends that could impact the network architecture and asset utilization. Leasehold improvements are recorded at cost and amortized over the lesser of their estimated useful lives or the related lease term, including renewals that are reasonably assured. Included within Network and base station equipment is equipment recorded under capital leases which is generally being amortized over the lease term. Maintenance and repairs are expensed as incurred.
PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we determine the recoverability of the asset's carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use and disposal of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value of the asset and its carrying value. For purposes of testing impairment, our long-lived assets, including PP&E and intangible assets with definite useful lives, and our spectrum license assets are combined into a single asset group. This represents the lowest level for which there are identifiable

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

cash flows which are largely independent of other assets and liabilities, and management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management's strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide network. For PP&E, there were no impairment losses recorded in the years ended December 31, 2012, 2011 and 2010.
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
Spectrum Licenses — Spectrum licenses primarily include owned spectrum licenses with indefinite lives and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The fair value is determined by estimating the discounted future cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of, the asset. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairments for any of the periods presented for indefinite lived intangible assets.
Favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for favorable spectrum leases in the years ended December 31, 2012, 2011 and 2010.
Other Intangible Assets — Other intangible assets consist of subscriber relationships, trademarks, patents and other, and are stated at cost net of accumulated amortization. Amortization is calculated using either the straight-line method or an accelerated method over the assets' estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment losses for our other intangible assets in the years ended December 31, 2012, 2011 and 2010.
Derivative Instruments and Hedging Activities — It is our policy that hedging activities are executed only to manage exposures arising in the normal course of business and not for the purpose of creating speculative positions or trading. We record all derivatives on the balance sheet at fair value as either assets or liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and whether it qualifies for hedge accounting.
During 2010, we issued exchangeable notes that included embedded exchange options, which we refer to as the Exchange Options, which qualified as derivative instruments and are required to be accounted for separately from the host debt instruments and recorded as derivative financial instruments at fair value. The embedded Exchange Options do not qualify for hedge accounting, and as such, all future changes in the fair value of these derivative instruments will be recognized currently in earnings until such time as the Exchange Options are exercised or expire. See Note 11, Derivative Instruments, for further information.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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
Debt Issuance Costs — Debt issuance costs are initially capitalized as a deferred cost and amortized to interest expense under the effective interest method over the expected term of the related debt. Unamortized debt issuance costs related to extinguishment of debt are expensed at the time the debt is extinguished and recorded in other income (expenses), net in the consolidated statements of operations. Unamortized debt issuance costs are considered long-term and recorded in Other assets in the consolidated balance sheets.
Interest Capitalization — We capitalize interest related to the construction of our network infrastructure assets, as well as the development of software for internal use. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use or when we suspend substantially all construction activity. Interest is capitalized on construction in progress and software under development. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets or software assets and depreciated over the useful lives of those assets. See Note 5, Property, Plant and Equipment.
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
Revenue Recognition — We primarily earn revenue by providing access to our high-speed wireless networks. Also included in revenue are sales of CPE and additional add-on services. In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. We believe that the geographic diversity of our retail subscriber base minimizes the risk of incurring material losses due to concentration of credit risk. Sprint, our major wholesale customer, accounts for substantially all of our wholesale revenues to date, and comprise approximately 36% of total revenues during the year ended December 31, 2012.
Revenue consisted of the following (in thousands):

	For the Year Ended December 31,
	2012	2011	2010
Retail revenue	$795,632	$758,254	$480,761
Wholesale revenue	468,469	493,661	50,593
Other revenue	593	1,551	3,749
Total revenues	$1,264,694	$1,253,466	$535,103
Revenue from retail subscribers is billed one month in advance and recognized ratably over the service period. Revenues associated with the sale of CPE and other equipment is recognized when title and risk of loss is transferred. Billed shipping and handling costs are classified as revenue.
Revenue arrangements with multiple deliverables are divided into separate units and, where available, revenue is allocated using vendor-specific objective evidence or third-party evidence of the selling prices; otherwise estimated selling prices are utilized. Any revenue attributable to the delivered elements is recognized currently in revenue and any revenue attributable to the undelivered elements is deferred and will be recognized as the undelivered elements are expected to be delivered over the remaining term of the agreements.
With the exception of the Universal Service Fee, which we refer to as USF, a regulatory surcharge, taxes and other fees collected from customers are excluded from revenues. USF is recorded on a gross basis and included in revenues when billed to

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

customers. USF recorded to revenue for the years ended December 31, 2012, 2011 and 2010 were $2.8 million, $3.9 million and $2.7 million, respectively.
For 2012, substantially all of our wholesale revenues were derived from our agreements with Sprint. In November 2011, we entered into the November 2011 4G MVNO Amendment. As a result, the minimum payments under the previous amendment to the 4G MVNO agreement entered into with Sprint in April 2011 were replaced with the provisions of the November 2011 4G MVNO Amendment. Under the November 2011 4G MVNO Amendment, Sprint is paying us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which was paid for service provided in 2012, and the remainder will be paid for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note (see Note 17, Related Party Transactions) issued by us to Sprint. Of the amount due, $900.0 million will be recognized on a straight-line basis over 2012 and 2013 and the remaining $25.9 million will be recorded as an offset to the interest cost associated with the promissory note. As part of the November 2011 4G MVNO Amendment, we also agreed to: the elimination of device minimum fees after 2011; and usage based pricing for WiMAX services after 2013 and for LTE service beginning in 2012.
In 2011, revenues from wholesale subscribers were billed one month in arrears and were generally recognized as they are earned, based on terms defined in our commercial agreements with our wholesale partners. For 2011, substantially all of our wholesale revenues were derived from our agreement with Sprint.  Under that agreement, revenues were earned as Sprint utilized our network, with usage-based pricing that included volume discounts.
Advertising Costs —Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising expense was $69.7 million, $76.4 million and $213.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Net Loss per Share — Basic net loss per Class A common share is computed by dividing Net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Stock outstanding during the period. Diluted net loss per Class A common share is computed by dividing Net loss attributable to Clearwire Corporation by the weighted-average number of Class A Common Stock and dilutive Class A Common Stock equivalents outstanding during the period. Class A Common Stock equivalents generally consist of the Class A Common Stock issuable upon the exercise of outstanding stock options, warrants and restricted stock using the treasury stock method. The effects of potentially dilutive Class A Common Stock equivalents are excluded from the calculation of Diluted net loss per Class A common share if their effect is antidilutive. We have two classes of common stock, Class A and Class B. The potential exchange of Clearwire Communications LLC Class B common interests, which we refer to as Class B Common Interests, together with Class B Common Stock, for Class A Common Stock may have a dilutive effect due to certain tax effects. On an “if converted” basis, shares issuable upon the conversion of the exchangeable notes may also have a dilutive effect. See Note 16, Net Loss Per Share, for further information.
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
We periodically terminate unutilized tower leases, or when early termination is not available under the terms of the lease, we advise our landlords of our intention not to renew. At the time we notify our landlords of our intention not to renew, we recognize a cease-to-use tower lease liability based on the remaining lease rentals adjusted for any prepaid or deferred rent recognized under the lease, reduced by estimated sublease rentals, if any, that could be reasonably obtained for the property. See Note 3, Charges Related to Cost Savings Initiatives, for further discussion.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Recent Accounting Pronouncements
The following accounting pronouncements were adopted during the year ended December 31, 2012:
In May 2011, the Financial Accounting Standards Board, which we refer to as the FASB, issued new accounting guidance amending fair value measurement to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. We adopted the new accounting guidance on January 1, 2012. As the new accounting guidance primarily amended the disclosure requirements related to fair value measurement, the adoption did not have any impact on our financial condition or results of operations.
In June 2011, the FASB issued new accounting guidance on the presentation of other comprehensive income, which was subsequently revised in December 2011. The new guidance eliminates the current option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. Instead, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We adopted the new accounting guidance on January 1, 2012 which resulted in reporting the components of comprehensive loss in the consolidated statements of comprehensive loss, rather than in the consolidated statements of stockholders' equity, as previously reported, including retrospective presentation for all periods presented.
In July 2012, the FASB issued new accounting guidance amending impairment testing for indefinite-lived intangible assets. The objective of these amendments is to reduce the cost and complexity of performing impairment tests for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments permit an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We elected early adoption of the new accounting guidance as permitted and it had no impact on our financial condition or results of operations.
The following accounting pronouncements were issued by the FASB during the year ended December 31, 2012:
In October 2012, the FASB issued accounting guidance containing technical corrections and improvements to the Accounting Standards Codification, which we refer to as the Codification. The technical corrections are relatively minor corrections and clarifications. These corrections, which affect various Codification topics and apply to all reporting entities within the scope of those topics, are divided into three main categories: (1) Source literature amendments which carry forward the original intent of certain pre-Codification authoritative literature that was inadvertently altered during the Codification process; (2) Guidance clarification and reference corrections which resulted in changes to wording and references to avoid misapplication or misinterpretation of guidance; and (3) Relocated guidance which moved guidance from one part of the Codification to another to correct instances in which the scope of pre-Codification guidance may have been unintentionally narrowed or broadened during the Codification process. The guidance also made conforming changes for the use of the term "fair value" in certain pre-Codification standards. The FASB did not provide transition guidance for Codification amendments that are not expected to change current practice. However, it did for those amendments that are more substantive and these will be effective for fiscal periods beginning after December 15, 2012. We are still evaluating the impact these technical corrections will have, if any, on our financial condition or results of operations.

3.	Charges Resulting from Cost Savings Initiatives

In connection with our cost savings initiatives, since the beginning of 2011, a total of approximately 5,800 unutilized tower leases have either been terminated or when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. In connection with this lease termination initiative, we incurred lease termination costs and recognized a cease-to-use tower lease liability based on the remaining lease rentals (including contractual rent escalations) for leases subject to termination actions, reduced by estimated sublease rentals, if any. The charge for lease termination activities is net of previously recorded deferred rent liabilities associated with these leases and includes cancellation fees. In addition, where our current contract requires us to continue payments for certain executory costs for the remaining terms of these leases, we have accrued a liability for such costs. See Note 5, Property, Plant and Equipment for a description of the write down of costs for projects classified as construction in progress related to the above leases.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Charges by type of cost and reconciliation of the associated accrued liability were as follows (in thousands):

	Lease and Other Contract Termination Costs(1)	Employee Termination Costs	Other Exit Costs	Total
Costs incurred and charged to expense during:
Year ended December 31, 2010	$1,209	$10,494	$—	$11,703
Year ended December 31, 2011	155,643	9,404	420	165,467
Year ended December 31, 2012	59,874	505	—	60,379
Cumulative cost incurred to date(2)	$216,726	$20,403	$420	$237,549

Accrued liability as of December 31, 2011	$164,403	$1,597	$—	$166,000
Costs incurred, excluding non-cash credits	59,874	505	—	60,379
Cash and share payments	(59,885)	(2,043)	—	(61,928)
Accrued liability as of December 31, 2012(3)	$164,392	$59	$—	$164,451

(1)
Lease and other contract termination costs for the year ended December 31, 2011 include non-cash credits of $43.2 million representing the reversal of deferred rent balances at the cease-use date and $37.8 million of accrued executory costs relating to unused tower sites where our current contract requires us to continue payments for the remaining term. The costs for the year ended December 31, 2012 include accrued executory costs of $5.5 million. Costs for the year ended December 31, 2012 also included $25.0 million for the elimination of the remaining estimated sublease rental income from the liability computation and fully incorporated contractual rent escalations.

(2)	Total costs for these activities are not expected to be significantly different from those incurred to date.

(3)
$1.7 million is recorded within Accounts payable and accrued expenses, $48.4 million is recorded as Other current liabilities and $114.3 million is recorded as Other long-term liabilities on the consolidated balance sheets. With the exception of the elimination of remaining estimated sublease rental income from the liability computation and fully incorporating contractual rent escalations, there were no other significant adjustments to the liability during the year.

For the year ended December 31, 2012, $55.2 million was recorded as Cost of goods and services and network costs and $5.2 million was recorded as Selling, general and administrative expenses. For the year ended December 31, 2011, $145.9 million was recorded as Cost of goods and services and network costs and $19.6 million was recorded as Selling, general and administrative expenses. For the year ended December 31, 2010, the entire expense of $11.7 million was recorded as Selling, general and administrative expenses.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.	Investments
Investments as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012				December 31, 2011
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$675,024	$88	$—	$675,112	$215,627	$36	$(8)	$215,655
We owned Auction Market Preferred securities issued by a monoline insurance company which were perpetual and did not have a final stated maturity. Our Auction Market Preferred securities were fully written down and had no carrying value at December 31, 2011. During the first quarter of 2012, we sold the Auction Market Preferred securities and recorded a gain of $3.3 million to Other income (expense), net on the consolidated statements of operations representing the total proceeds received. We no longer own any collateralized debt obligations or Auction Market Preferred securities.
No other-than-temporary impairment losses were recorded for the years ended December 31, 2012, 2011 or 2010.

5.	Property, Plant and Equipment
Property, plant and equipment as of December 31, 2012 and 2011 consisted of the following (in thousands):

	Useful	December 31,
	Lives (Years)	2012	2011
Network and base station equipment	5-15	$3,396,376	$3,350,696
Customer premise equipment	2	45,376	82,545
Furniture, fixtures and equipment	3-5	480,160	450,254
Leasehold improvements	Lesser of useful life or lease term	30,142	46,435
Construction in progress	N/A	156,630	262,761
		4,108,684	4,192,691
Less: accumulated depreciation and amortization		(1,849,680)	(1,178,414)
		$2,259,004	$3,014,277

	Year Ended December 31,
	2012	2011	2010
Supplemental information (in thousands):
Capitalized interest	$6,598	$18,823	$208,595
Depreciation expense	$749,765	$665,344	$427,850

We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At December 31, 2012 and 2011, we have recorded capital lease assets with an original cost of $112.8 million and $81.2 million, respectively, within network and base station equipment.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at December 31, 2012 included $93.3 million of costs related to completing network projects not yet place in service, $60.8 million of network and base station equipment not yet assigned to a project and $2.5 million of costs related to information technology, which we refer to as IT, and other corporate projects.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Charges associated with Property, plant and equipment
We periodically assess assets that have not yet been deployed in our networks, including equipment and cell site development costs, classified as construction in progress. We evaluate for losses related to (1) shortage, or loss incurred in deploying such equipment, (2) reserve for excessive and obsolete equipment not yet deployed in the network, and (3) abandonment of network and corporate projects no longer expected to be deployed. In addition to charges incurred in the normal course of business, this assessment includes evaluating the impact of changes in our business plans and strategic network plans on those assets.
During the year ended December 31, 2012, we solidified our LTE network architecture, including identifying the sites at which we expect to overlay LTE technology in the first phase of our deployment. Any projects that are not required to deploy LTE technology at those sites, or that are no longer viable due to the development of the LTE network architecture, were abandoned and the related costs written down. In addition, any network equipment not required to support our network deployment plans or sparing requirements were written down to estimated salvage value.
During the year ended December 31, 2011, in connection with our plan to deploy LTE alongside our existing WiMAX network and the shift in management's strategic network deployment plans to focus on areas with high usage concentration, any projects that no longer fit within the deployment plans were abandoned and the related costs were written down to salvage value. Additionally, in connection with our savings initiatives, we continually review our tower leases and evaluate whether such towers fit within management's deployment plans. In connection therewith, certain tower leases have been terminated, and when early termination was not available under the terms of the lease, we advised our landlords of our intention not to renew. The costs for projects included in construction in progress related to leases for which we have initiated such terminations were written down. See Note 3, Charges Resulting from Cost Savings Initiatives, for a discussion of the costs associated with lease terminations.
We incurred the following charges associated with PP&E for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Abandonment of network projects no longer meeting strategic network plans	$81,642	$397,204	$180,001
Abandonment of network projects associated with terminated leases	—	233,468	—
Abandonment of corporate projects	564	69,669	—
Total loss from abandonment of network and other assets	82,206	700,341	180,001
Charges for disposal and differences between recorded amounts and results of physical counts(1)(2)	30,961	56,188	100,110
Charges for excessive and obsolete equipment(1)	58,613	209,912	65,616
Total losses on property, plant and equipment	$171,780	$966,441	$345,727

(1)     Included in Cost of goods and services and network costs on the consolidated statements of operations.

(2)	For the year ended December 31, 2012, $14.0 million related to retail operations is included in Selling, general and administrative expense on the consolidated statements of operations.
During the third quarter of 2012, based on the LTE equipment vendor selection process and compatibility of existing network equipment, we identified a portion of WiMAX network equipment that we are planning to change or upgrade during our deployment of LTE technology. We concluded that the useful lives of certain WiMAX equipment should be accelerated beginning in the third quarter of 2012. This resulted in the weighted-average remaining useful life of WiMAX network assets to decrease from approximately four years to approximately three years based on the expected date of equipment removal. We will continue to monitor the estimated useful lives of our network assets as our plans evolve.

6.	Spectrum Licenses
Owned and leased spectrum licenses as of December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	$3,104,129	$—	$3,104,129	$3,098,983	$—	$3,098,983
Spectrum leases and prepaid spectrum	1,370,317	(237,317)	1,133,000	1,364,907	(181,033)	1,183,874
Pending spectrum and transition costs	12,492	—	12,492	15,397	—	15,397
Total spectrum licenses	$4,486,938	$(237,317)	$4,249,621	$4,479,287	$(181,033)	$4,298,254
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

	Year Ended December 31,
	2012	2011	2010
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$56,554	$55,870	$59,653
As of December 31, 2012, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Total
2013	$54,401
2014	54,108
2015	53,351
2016	52,805
2017	51,385
Thereafter	866,950
Total	$1,133,000

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.	Other Intangible Assets
Other intangible assets as of December 31, 2012 and 2011 consisted of the following (in thousands):

		December 31, 2012			December 31, 2011
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	7 years	$108,275	$(86,040)	$22,235	$108,275	$(70,894)	$37,381
Trade names and trademarks	5 years	3,804	(3,106)	698	3,804	(2,346)	1,458
Patents and other	10 years	3,270	(1,543)	1,727	3,228	(1,217)	2,011
Total other intangibles		$115,349	$(90,689)	$24,660	$115,307	$(74,457)	$40,850
As of December 31, 2012, the future amortization of other intangible assets is expected to be as follows (in thousands):

2013	$12,302
2014	7,737
2015	3,871
2016	326
2017	326
Thereafter	98
Total	$24,660

	Year Ended December 31,
	2012	2011	2010
Supplemental Information (in thousands):
Amortization expense	$16,232	$20,096	$23,933
We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Accounts payable and accrued expenses:
Accounts payable	$83,701	$65,285
Accrued interest	42,786	39,980
Salaries and benefits	22,010	29,075
Business and income taxes payable	20,363	15,304
Other accrued expenses	8,995	7,528
Total accounts payable and accrued expenses	177,855	157,172
Other current liabilities:
Derivative instruments	5,333	8,240
Deferred revenues(1)	124,466	36,691
Current portion of long-term debt	36,080	26,474
Cease-to-use lease liability(1)(2)	48,425	45,645
Other(1)	13,306	5,706
Total other current liabilities	227,610	122,756
Total	$405,465	$279,928
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2012	2011
Deferred rents associated with tower and spectrum leases(1)	$717,741	$555,838
Cease-to-use liability(1)(2)	114,284	117,000
Deferred revenue(1)	83,887	1,207
Other(1)	47,441	45,658
Total	$963,353	$719,703

(1)    See Note 17, Related Party Transactions, for further detail regarding balances with related parties.
(2)    See Note 3, Charges Resulting from Cost Savings Initiatives, for further information.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9.	Income Taxes
The income tax provision consists of the following for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current taxes:
Federal	$—	$—	$—
International	—	(59)	161
State	1,800	1,579	700
Total current taxes	1,800	1,520	861
Deferred taxes:
Federal	(182,520)	96,292	—
International	—	—	357
State	(16,679)	9,016	—
Total deferred taxes	(199,199)	105,308	357
Income tax (benefit) provision	$(197,399)	$106,828	$1,218
The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.7	0.7	1.0
Non-controlling interest	(21.3)	(27.5)	(27.6)
Other, net	0.1	(1.4)	0.1
Allocation to items of equity other than other comprehensive income	(1.2)	1.7	—
Valuation allowance	(3.1)	(12.4)	(8.6)
Effective income tax rate	10.2%	(3.9)%	(0.1)%

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Components of deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows (in thousands):

	December 31,
	2012	2011
Noncurrent deferred tax assets:
Net operating loss carryforward	$553,195	$1,157,983
Capital loss carryforward	221,453	5,818
Other assets	625	2,381
Total deferred tax assets	775,273	1,166,182
Valuation allowance	(458,935)	(1,003,633)
Net deferred tax assets	316,338	162,549
Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	460,834	314,609
Other	(504)	122
Total deferred tax liabilities	460,330	314,731
Net deferred tax liabilities	$143,992	$152,182

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, which we refer to as NOL, capital loss or tax credit carry-forwards are utilized.

As of December 31, 2012, excluding NOL carry-forwards that we permanently will be unable to use (as discussed below), we had United States federal tax NOL carry-forwards of approximately $1.26 billion of which $1.12 billion is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. The NOL carry-forwards begin to expire in 2021. We had $255.2 million of tax NOL carry-forwards in foreign jurisdictions; $243.9 million have no statutory expiration date, and $11.3 million begins to expire in 2015. We also have federal capital loss carry-forwards of $583.5 million which is also subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. The capital loss carry-forwards begin to expire between 2015 and 2017. Our U.S. federal NOL carry-forwards and capital loss carry-forwards in total are subject to the annual limitations imposed under Section 382 of the Internal Revenue Code. We currently do not project that the Company will generate capital gain income to utilize the capital loss carry-forwards. However, if the Company generates sufficient capital gain income to enable utilization of capital loss carry-forwards in excess of $382.4 million, then NOL carry-forwards of up to $201.1 million may no longer be available to offset future taxable income.

We have recorded a valuation allowance against our deferred tax assets to the extent that we determined that it is more likely than not that these items will either expire before we are able to realize their benefits or that future deductibility is uncertain. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in Clearwire Communications LLC, which we refer to as Clearwire Communications, will not fully reverse within the carry-forward period of the NOLs and accordingly does not represent relevant future taxable income.

Time Warner Cable Inc., which we refer to as Time Warner Cable, exchanged 46.4 million Class B Common Interests, and a corresponding number of shares of Class B Common Stock, for an equal number of shares of Class A Common Stock, and which we refer to as the Time Warner Exchange, on September 13, 2012. Comcast Corporation, which we refer to as Comcast, exchanged 88.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock, which we refer to as the Comcast Exchange, on September 27, 2012, BHN Spectrum Investments, LLC, which we refer to as Bright House, exchanged 8.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock, which we refer to as the Bright House Exchange, on October 17, 2012. The Time Warner Exchange, Comcast Exchange and Bright House Exchange resulted in significant changes to the financial statement and tax basis, respectively, that Clearwire has in its interest in Clearwire Communications, as well as, an increase in the amount of temporary differences which will reverse within the NOL carryforward period (see discussion below).

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our deferred tax assets primarily represent NOL carry-forwards associated with Clearwire's operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company. The Company is subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of any pre-change in control NOL carryforward as well as the ability to use certain unrealized built in losses as future tax deductions. We believe that the Comcast Exchange, which occurred on September 27, 2012, when combined with other issuances of our Class A Common Stock and certain third party investor transactions involving our Class A Common Stock since December 13, 2011, resulted in a change in control under Section 382 of the Internal Revenue Code. As a result of this change in control and the change in control that occurred on December 13, 2011, we believe that we permanently will be unable to use a significant portion of our NOL carry-forwards and credit carry-forwards, which are collectively referred to as tax attributes, that arose before the change in control to offset future taxable income. As a result of the annual limitations under Sections 382 and 383 of the Internal Revenue Code on the utilization of tax attributes following an ownership change, it was determined that approximately $2.11 billion of United States NOL carry-forwards will expire unutilized. The United States tax attributes are presented net of these limitations. In addition, subsequent changes of ownership for purposes of Sections 382 and 383 of the Internal Revenue Code could further diminish our use of remaining United States tax attributes.

We have recognized a deferred tax liability for the difference between the financial statement carrying value and the tax basis of the partnership interest. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in the partnership will not completely reverse within the carry-forward period of the NOLs. The portion of such temporary difference that will reverse within the carry-forward period of the NOLs represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of NOLs, projected future tax losses, and determined that it is appropriate to record a valuation allowance against the portion of our deferred tax assets that are not deemed realizable. As a result of the Time Warner Exchange, the Comcast Exchange and the Bright House Exchange, there was an increase in the amount of temporary difference which will reverse within the NOL carry-forward period. Therefore, management determined that it was appropriate to reduce the valuation allowance recorded against our deferred tax assets, along with recording a corresponding deferred tax benefit for our continuing operations. The income tax benefit reflected in our condensed consolidated statements of operations for continuing operations primarily reflects United States deferred taxes net of certain state taxes.

We file income tax returns for Clearwire and our subsidiaries in the United States federal jurisdiction and various state and foreign jurisdictions. As of December 31, 2012, the tax returns for Clearwire for the years 2003 through 2011 remain open to examination by the Internal Revenue Service and various state tax authorities.

During 2012, we completed the sale of our operations in Spain, Germany and Belgium (See Note 18, Discontinued Operations, for further information). As a result, certain intercompany loans related to our international operations are considered uncollectible for United States federal income tax purposes and, as a result, there was an increase to our deferred tax liability of approximately $167.2 million along with a corresponding deferred tax expense for our discontinued operations. The increase to deferred tax assets as a result of the additional tax losses was fully offset by a corresponding increase to the valuation allowance recorded against our deferred tax assets.

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of December 31, 2012, we had no material uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

10.	Long-term Debt, Net
Long-term debt at December 31, 2012 and 2011 consisted of the following (in thousands):

	December 31, 2012
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(27,900)	$2,919,594
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(165,050)	464,200
Vendor Financing Notes(3)	LIBOR based(2)	6.37%	2014/2015	32,056	(51)	32,005
Capital lease obligations and other(3)				91,638	—	91,638
Total debt, net				$4,500,438	$(193,001)	4,307,437
Less: Current portion of Vendor Financing Notes and capital lease obligations and other(4)						(36,080)
Total long-term debt, net						$4,271,357
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50% (secured) and 7.00% (unsecured). Included in the balance are unsecured notes with par amount of $4.6 million at December 31, 2012.

(3)	As of December 31, 2012, par amount of approximately $118.8 million is secured by assets classified as Network and base station equipment. The remaining par amount is unsecured.

(4)	Included in Other current liabilities on the consolidated balance sheet.

	December 31, 2011
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(35,272)	$2,912,222
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.66%	2040	729,250	(209,259)	519,991
Vendor Financing Notes(3)	LIBOR based(2)	6.19%	2014/2015	48,379	(103)	48,276
Capital lease obligations(3)				65,590	—	65,590
Total debt, net				$4,290,713	$(244,634)	4,046,079
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(26,474)
Total long-term debt, net						$4,019,605
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50%.

(3)	As of December 31, 2011, par amount of approximately $114.0 million is secured by assets classified as Network and base station equipment.

(4)	Included in Other current liabilities on the consolidated balance sheet.

Notes
2015 Senior Secured Notes — During the fourth quarter of 2009, Clearwire Communications completed offerings of $2.52 billion 12% senior secured notes due 2015, which we refer to as the 2015 Senior Secured Notes. The 2015 Senior Secured Notes provide for bi-annual payments of interest in June and December. In connection with the issuance of the 2015 Senior Secured Notes, we also issued $252.5 million of notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes in replacement of equal amounts of indebtedness under the senior term loan facility.
During December 2010, Clearwire Communications issued an additional $175.0 million of 2015 Senior Secured Notes with substantially the same terms.
The holders of the 2015 Senior Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of certain change of control events or a sale of certain assets, at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Change of control excludes a change of control by permitted holders including, but not limited to, Sprint, any of its successors and its respective affiliates. As of December 1, 2012, we may redeem all or a part of the 2015 Senior Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.
Our payment obligations under the 2015 Senior Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien basis. The 2015 Senior Secured Notes contain limitations on our activities, which among other things include incurring additional indebtedness and guarantee indebtedness; making distributions or payment of dividends or certain other restricted payments or investments; making certain payments on indebtedness; entering into agreements that restrict distributions from restricted subsidiaries; selling or otherwise disposing of assets; merger, consolidation or sales of substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.
2016 Senior Secured Notes — In January 2012, Clearwire Communications completed an offering of senior secured notes with a par value of $300.0 million, due 2016 and bearing interest at 14.75%, which we refer to as the 2016 Senior Secured Notes. Clearwire Communications received proceeds of $293.8 million, net of debt issuance costs, from the offering. The 2016 Senior Secured Notes provide for bi-annual payments of interest in June and December.
The holders of the 2016 Senior Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of specific kinds of changes of control at a price of 101% of the principal plus any unpaid accrued interest to the repurchase date. Change of control excludes a change of control by permitted holders including, but not limited to, Sprint, any of its successors and its respective affiliates. Under certain circumstances, Clearwire Communications will be required to use the net proceeds from the sale of assets to make an offer to purchase the 2016 Senior Secured Notes at an offer price equal to 100% of the principal amount plus any unpaid accrued interest.
Our payment obligations under the 2016 Senior Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a first-priority lien basis. The 2016 Senior Secured Notes contain the same limitations on our activities as those of the 2015 Senior Secured Notes.
Second-Priority Secured Notes — During December 2010, Clearwire Communications completed an offering of $500.0 million 12% second-priority secured notes due 2017, which we refer to as the Second-Priority Secured Notes. The Second-Priority Secured Notes provide for bi-annual payments of interest in June and December.
The holders of the Second-Priority Secured Notes have the right to require us to repurchase all of the notes upon the occurrence of certain change of control events or a sale of certain assets at a price of 101% of the principal amount or 100% of the principal amount, respectively, plus any unpaid accrued interest to the repurchase date. Change of control excludes a change of control by permitted holders including, but not limited to, Sprint, any of its successors and its respective affiliates. Prior to December 1, 2013, we may redeem up to 35% of the aggregate principal amount of the Second-Priority Secured Notes at a redemption price of 112% of the aggregate principal amount, plus any unpaid accrued interest to the repurchase date. After December 1, 2014, we may redeem all or a part of the Second-Priority Secured Notes by paying a make-whole premium as stated in the terms, plus any unpaid accrued interest to the repurchase date.
Our payment obligations under the Second-Priority Secured Notes are guaranteed by certain domestic subsidiaries on a senior basis and secured by certain assets of such subsidiaries on a second-priority lien basis. The Second-Priority Secured Notes contain the same limitations on our activities as those of the 2015 Senior Secured Notes.

Exchangeable Notes — During December 2010, Clearwire Communications completed offerings of $729.2 million 8.25% exchangeable notes due 2040, which we refer to as the Exchangeable Notes. The Exchangeable Notes provide for bi-annual payments of interest in June and December. The Exchangeable Notes are subordinated to the 2015 Senior Secured Notes and 2016 Senior Secured Notes and rank equally in right of payment with the Second-Priority Secured Notes.
The holders of the Exchangeable Notes have the right to exchange their notes for Class A Common Stock, at any time, prior to the maturity date. We have the right to settle the exchange by delivering cash or shares of Class A Common Stock, subject to certain conditions. The initial exchange rate for each note is 141.2429 shares per $1,000 note, equivalent to an initial exchange price of approximately $7.08 per share, subject to adjustments upon the occurrence of certain corporate events, which we refer to as the Exchangeable Notes Exchange Rate. Upon exchange, we will not make additional cash payment or provide additional shares for accrued or unpaid interest, make-whole premium or additional interest.
The holders of the Exchangeable Notes have the right to require us to repurchase all of the notes upon the occurrence of a fundamental change, including a change of control, event at a price of 100% of the principal amount plus any unpaid accrued interest to the repurchase date. The holders who elect to exchange the Exchangeable Notes in connection with the occurrence of a fundamental change will be entitled to additional shares that are specified based on the date on which such event occurs and the price paid per share of Class A Common Stock in the fundamental change, with a maximum number of shares issuable per note not to exceed 169.4915 shares per $1,000 note. If our stock price is less than $5.90 per share, subject to certain adjustments, no additional shares shall be added to the exchange rate. In the event the Proposed Merger is consummated, in accordance with the Merger Agreement the right to exchange each $1,000 note shall be changed to the right to exchange such principal amount of Exchangeable Notes into cash equal to the product of the $2.97 per share, which we refer to as the Merger Consideration, multiplied by the Exchangeable Notes Exchange Rate.
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
During the first quarter of 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, which we refer to as the Exchange Transaction, pursuant to which Clearwire issued 38.0 million shares of Class A Common Stock for an aggregate price of $83.5 million, which we refer to as the Purchase Price, and Clearwire Communications repurchased $100.0 million in aggregate principal amount, plus accrued but unpaid interest, of its Exchangeable Notes for a total price equal to the Purchase Price. Due to the significant discount resulting from the recognition of the exchange options as a separate derivative liability upon the issuance of the Exchange Notes, extinguishment of the Exchangeable Notes in the Exchange Transaction resulted in a loss of $10.1 million recorded in Other income (expense), net of the consolidated statements of operations.

At December 31, 2012, we were in compliance with our debt covenants.
Vendor Financing Notes
We have a vendor financing facility, which we refer to as the Vendor Financing Facility, which allows us to obtain financing by entering into notes, which we refer to as Vendor Financing Notes. The Vendor Financing Notes mature during 2014 and 2015 and the coupon rates are based on 3-month LIBOR plus a spread of 5.50% and 7.00% for secured and unsecured notes, respectively.
Capital Lease Obligations
Certain of our network equipment have been acquired under capital lease facilities. At the inception of the capital lease, the lower of either the present value of the minimum lease payments required by the lease or the fair value of the equipment, is recorded as a capital lease obligation. The initial non-cancelable term of these capital leases are three to twelve years and may include one or more renewal options at the end of the initial lease term that may be exercised at our discretion. Lease payments for the initial lease term and any fixed renewal periods are established at the inception of the lease and interest expense is recognized using the effective interest rate method based on the rate imputed using the contractual terms of the lease.
Our lease agreements may contain change of control provisions. In certain agreements, a change of control may exclude a change of control by permitted holders including, but not limited to, Sprint, any of its successors and its respective affiliates. Other agreements may reference circumstances involving a change of control resulting in Clearwire's credit rating falling below “Caa1” as rated by Moody's Investors Service. Upon the occurrence of a change of control, the lessor may require payment of a predetermined casualty value of the leased equipment
Future Payments — For future payments on our long-term debt see Note 13, Commitments and Contingencies.
Interest Expense — Interest expense included in our consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010, consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Interest coupon (1)	$518,671	$484,599	$346,984
Accretion of debt discount and amortization of debt premium, net(2)	41,386	40,216	14,479
Capitalized interest	(6,598)	(18,823)	(208,595)
Total interest expense	$553,459	$505,992	$152,868
_______________________________________

(1)	The year ended December 31, 2012 included $2.5 million of coupon interest relating to the Exchangeable Notes, which was settled in the non-cash Exchange Transaction.

(2)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the consolidated balance sheets.

11.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized Exchange Options, with an estimated fair value of $231.5 million as a derivative liability. As a result of the Exchange Transaction, $100.0 million in par value of the Exchangeable Notes were retired and the related Exchange Options, with a notional amount of 14.1 million shares, were settled at fair value. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 88.9 million and 103.0 million shares at December 31, 2012 and 2011, respectively, and mature in 2040.
We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our consolidated statements of operations. At December 31, 2012 and 2011, the Exchange Options’ estimated fair value of $5.3 million and $8.2 million, respectively, was reported in Other current liabilities on our consolidated balance sheets. For the years ended December 31, 2012, 2011 and 2010, we recognized gains of $1.4 million, $159.7 million and $63.6 million, respectively, from the changes in the estimated fair value in Gains on derivative instruments in our consolidated statements of operations. See Note 12, Fair Value, for information regarding valuation of the Exchange Options.
In addition, in the event of an issuance of New Securities, certain existing equityholders are entitled to the pre-emptive rights which allow them to purchase their pro-rata share of the New Securities at the issuance price less any underwriting discounts. This right is considered a derivative that is required to be recorded at fair value and has a payment provision based on the existing equityholders' pro-rata ownership interest in Clearwire. We do not apply hedge accounting to this derivative. A portion of the derivative was settled on December 13, 2011 with the issuance of Class B Common Stock and Class B Common Interests to Sprint and we recorded a charge of $15.9 million for the year ended December 31, 2011 in Gains on derivative instruments in our consolidated statements of operations representing the value of the derivative. The fair value of this derivative is determined by, among other things, the probability of a New Securities issuance, the probability that existing equityholders will participate in any new issuance and the extent of their participation, if any.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12.	Fair Value
The following is a description of the valuation methodologies and pricing assumptions we used for financial instruments measured and recorded at fair value on a recurring basis in our financial statements and the classification of such instruments pursuant to the valuation hierarchy.
Cash Equivalents and Investments
Where quoted prices for identical securities are available in an active market, we use quoted market prices to determine the fair value of investment securities and cash equivalents, and they are classified in Level 1 of the valuation hierarchy. Level 1 securities include U.S. Government Treasury Bills, actively traded U.S. Government Treasury Notes and money market mutual funds for which there are quoted prices in active markets or quoted net asset values published by the money market mutual fund and supported in an active market.
Investments are classified in Level 2 of the valuation hierarchy for securities where quoted prices are available for similar investments in active markets or for identical or similar investments in markets that are not active and we use "consensus pricing" from independent external valuation sources. Level 2 securities include U.S. Government Agency Discount Notes and U.S. Government Agency Notes.
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
We use a trinomial option pricing model to estimate the fair value of the Exchange Options. The inputs include the contractual terms of the instrument and market-based parameters such as interest rate forward curves, stock price and dividend yield. A level of subjectivity is applied to estimate our stock price volatility input. The stock price volatility used in computing fair value of the Exchange Options at December 31, 2012 of 25% is based on our historical stock price volatility giving consideration to our estimates of market participant adjustments for general market conditions as well as company-specific factors such as market trading volume and our expected future performance. Holding all other pricing assumption constant, an increase or decrease of 10% in our estimated stock volatility at December 31, 2012 could result in a loss of $13.3 million, or a gain of $5.3 million, respectively.
The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$193,455	$—	$—	$193,455
Short-term investments	$375,743	$299,369	$—	$675,112
Other assets — derivative warrant assets	$—	$—	$211	$211
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(5,333)	$(5,333)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2011 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$891,929	$—	$—	$891,929
Short-term investments	$215,655	$—	$—	$215,655
Other assets — derivative warrant assets	$—	$—	$209	$209
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(8,240)	$(8,240)
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2012 (in thousands):

	January 1, 2012	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2012	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at December 31, 2012
Other assets:
Derivatives	209	—	2	(1)	—	211	2
Other current liabilities:
Derivatives	(8,240)	1,553	1,354	(1)	—	(5,333)	1,778
_____________________________________

(1)	Included in Gain on derivative instruments in the consolidated statements of operations.

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2011 (in thousands):

	January 1, 2011	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2011	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at December 31, 2011
Long-term investments:
Other debt securities	$15,251	$(13,904)	$4,945	(1)	$(6,292)	$—	$—
Other assets:
Derivatives	292	(1,609)	1,526	(2)	—	209	(84)
Other current liabilities:
Derivatives	(167,892)	15,870	143,782	(2)	—	(8,240)	159,652
______________________________________

(1)	Included in Other income (expense), net in the consolidated statements of operations.

(2)	Included in Gain on derivative instruments in the consolidated statements of operations.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
Debt Instruments
The 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the Second-Priority Secured Notes and the Exchangeable Notes are classified as Level 2 of the valuation hierarchy. To estimate the fair value of the 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the Second-Priority Secured Notes and the Exchangeable Notes, we used the average indicative price from several market makers.
To estimate the fair value of the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. As a result, they are classified as Level 3 of the valuation hierarchy. A level of subjectivity is applied to estimate the discount rate used to calculate the present value of the estimated cash flows.
The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
2015 Senior Secured Notes	$2,919,594	$3,180,238	$2,912,222	$2,799,820
2016 Senior Secured Notes	$300,000	$414,375	$—	$—
Second-Priority Secured Notes	$500,000	$591,565	$500,000	$425,000
Exchangeable Notes(1)	$464,200	$689,598	$519,991	$446,134
Vendor Financing Notes	$32,005	$31,802	$48,276	$44,133
_______________________________________

(1)
Carrying value as of December 31, 2012 and 2011 is net of $165.1 million and $209.3 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets.

13.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of December 31, 2012, are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter, including all renewal periods
Long-term debt obligations(1)	$4,408,800	$21,710	$8,052	$2,949,788	$300,000	$500,000	$629,250
Interest payments on long-term debt obligations(1)	2,993,616	511,353	510,234	509,951	156,163	111,913	1,194,002
Operating lease obligations(2)	1,608,258	359,897	355,660	279,144	187,579	119,753	306,225
Operating lease payments for assumed renewal periods(2)	7,873,690	2,414	31,521	110,132	197,886	263,397	7,268,340
Spectrum lease obligations	6,630,476	178,796	181,291	181,810	188,394	203,786	5,696,399
Spectrum service credits and signed spectrum agreements	102,799	4,853	3,896	3,896	3,896	3,896	82,362
Capital lease obligations(3)	135,874	24,771	24,737	23,299	12,418	8,239	42,410
Purchase agreements	148,116	115,292	17,871	6,301	1,899	1,884	4,869
Total	$23,901,629	$1,219,086	$1,133,262	$4,064,321	$1,048,235	$1,212,868	$15,223,857
_____________________________________

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(1)	Principal and interest payments beyond 2017 represent potential principal and interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Includes executory costs of $51.5 million.

(3)	Payments include $44.2 million representing interest.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Spectrum lease payments	$181,949	$169,353	$179,741
Non-cash spectrum lease expense	90,521	85,666	42,819
Amortization of spectrum leases	54,328	53,674	57,433
Total spectrum lease expense	$326,798	$308,693	$279,993
Operating lease expense	$502,701	$637,688	$473,410

Operating lease obligations — Our commitments for non-cancelable operating leases consist mainly of leased sites, including towers and rooftop locations, and office space. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Operating leases generally have initial terms of five to seven years with multiple renewal options for additional five-year terms totaling between 20 and 25 years. Operating lease obligations in the table above include all lease payments for the contractual lease term including any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives describe in Note 3, Charges Resulting from Cost Savings Initiatives. Operating lease payments for assumed renewal periods include the expected renewal periods for those leases where renewal is likely. The effect of this change in estimate will be reflected in Cost of goods and services and network costs prospectively over the remaining expected term of the commitment.
Certain of the tower leases specify a minimum number of new leases to commence under a master agreement. Charges are incurred for the minimum commitment and are included in the table above.

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years and the weighted average remaining lease term at December 31, 2012 was approximately 23 years, including renewal terms. We expect that all renewal periods in our spectrum leases will be renewed by us.

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the years ended December 31, 2012, 2011 and 2010 we satisfied $3.3 million, $4.5 million and $1.0 million, respectively, related to these commitments. The maximum remaining commitment at December 31, 2012 is $101.8 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

Purchase agreements - Included in the table above are purchase commitments with take-or-pay obligations and/or volume commitments for equipment that are non-cancelable. The table above also includes other obligations we have that include minimum purchase commitments with certain suppliers over time for goods and services regardless of whether suppliers fully deliver them. They include, among other things, agreements for backhaul, subscriber devices and IT related and other services.
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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Consumer Purported Class Actions and Investigation(s)
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. Among other things, the lawsuit seeks a determination that the alleged claims may be asserted on a class-wide basis; an order declaring certain provisions of our Terms of Service, including the ETF provision, void and unenforceable; an injunction prohibiting us from collecting ETFs and further false advertising; restitution of any ETFs paid by our subscribers; equitable relief; and an award of unspecified damages and attorneys' fees. Plaintiffs subsequently amended their complaint adding seven additional plaintiffs. We removed the case to the United States District Court for the Western District of Washington. On July 23, 2009, we filed a motion to dismiss the amended complaint. The Court stayed discovery pending its ruling on the motion, and on February 2, 2010, granted our motion to dismiss in its entirety. Plaintiffs appealed to the Ninth Circuit Court of Appeals. On March 29, 2011 the Court of Appeals entered an Order Certifying Question to the Supreme Court of Washington requesting guidance on a question of Washington state law. On May 23, 2012, the Washington Supreme Court issued a decision holding that an ETF is a permissible alternative performance provision. The Court of Appeals has stayed the matter. The parties have agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In September 2009, a purported class action lawsuit was filed against Clearwire in King County Superior Court, brought by representative plaintiff Rosa Kwan. The complaint alleges we placed unlawful telephone calls using automatic dialing and announcing devices and engaged in unlawful collection practices. It seeks declaratory, injunctive, and/or equitable relief and actual and statutory damages under federal and state law. On October 1, 2009, we removed the case to the United States District Court for the Western District of Washington. The parties stipulated to allow a Second Amended Complaint, which plaintiffs filed on December 23, 2009. We then filed a motion to dismiss the amended complaint. On February 22, 2010, the Court granted our motion to dismiss in part, dismissing certain claims with prejudice and granting plaintiff leave to further amend the complaint. Plaintiff filed a Third Amended Complaint adding additional state law claims and joining Bureau of Recovery, a purported collection agency, as a co-defendant. On January 27, 2011, the court granted the parties' stipulation allowing plaintiff to file a Fourth Amended Complaint adding two new class representatives. We then filed motions to compel the newly-added customer plaintiffs to arbitrate their individual claims. On January 3, 2012, the Court denied without prejudice our motions to compel arbitration because of factual issues to be resolved at an evidentiary hearing. The parties stipulated to allow a Fifth Amended Complaint. The parties agreed to settle the lawsuit. On December 27, 2012, the Court granted preliminary approval of the settlement. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements. If the Court does not grant final approval of the settlement, this case will remain in the early stages of litigation and its outcome is unknown.
In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our agreements with subscribers and is contrary to the Company's advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. The claims asserted include breach of contract, breach of the covenant of good faith

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and fair dealing and unjust enrichment. Plaintiffs seek class certification; unspecified damages and restitution; a declaratory judgment that Clearwire's ETF and restocking fee are unconscionable under the alleged circumstances; an injunction prohibiting Clearwire from engaging in alleged deceptive marketing and from charging ETFs; interest; and attorneys' fees and costs. On January 13, 2011, we filed concurrent motions to compel arbitration and in the alternative, to dismiss the complaint for failure to state a claim upon which relief may be granted. In response to Clearwire's motions, plaintiff abandoned its fraud claim and amended its complaint with fourteen additional plaintiffs in eight separate jurisdictions. Plaintiff further added new claims of violation of Consumer Protection statutes under various state laws. On March 31, 2011, Clearwire filed concurrent motions to (1) compel the newly-added plaintiffs to arbitrate their individual claims, (2) alternatively, to stay this case pending the United States Supreme Court's decision in AT&T Mobility LLC v. Concepcion, No. 09-893, which we refer to as Concepcion, and (3) to dismiss the complaint for failure to state a claim upon which relief may be granted. Plaintiffs did not oppose Clearwire's motion to stay the litigation pending Concepcion, and the parties stipulated to stay the litigation. The parties agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire's network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California's Business and Professions Code Sections 17200 et seq., and violation of California's Consumers' Legal Remedies Act. Plaintiff contends Clearwire's advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire's network management practices. Plaintiff seeks class certification; declaratory and injunctive relief; unspecified restitution and/or disgorgement of fees paid for Clearwire service; and unspecified damages, interest, fees and costs. On June 9, 2011, Clearwire filed a motion to compel arbitration. The parties agreed to settle the lawsuit. On December 19, 2012, the Court granted final approval of the settlement and entered final judgment. On January 18, 2013, objectors appealed the Court's final judgment and settlement order to the Ninth Circuit Court of Appeals. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In August 2012, Richard Wuest filed a purported class action against Clearwire in the California Superior Court, San Francisco County. Plaintiff alleges that Clearwire violated California's Invasion of Privacy Act, Penal Code 630, notably §632.7, which prohibits the recording of communications made from a cellular or cordless telephone without the consent of all parties to the communication. Plaintiff seeks statutory damages and injunctive relief, costs, attorney fees, pre and post judgment interest. Clearwire removed the matter to federal court. On November 2, 2012, Clearwire filed an answer to the complaint. The litigation is in the early stages, its outcome is unknown and an estimate of any potential loss cannot be made at this time.
On September 6, 2012, the Washington State Attorney General's Office served on Clearwire Corporation a Civil Investigative Demand pursuant to RCW 19.86.110. The demand seeks information and documents in furtherance of the Attorney General Office's investigation of possible unfair trade practices, failure to properly disclose contractual terms, and misleading advertising. On October 22, 2012, Clearwire responded to the demand.

Purported Shareholder Class Actions: Delaware Actions
On December 12, 2012, stockholder Crest Financial Limited, which we refer to as Crest, filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Sprint Holdco LLC and Eagle River, purportedly brought on behalf of the public stockholders of the Company. On December 14, 2012, plaintiff filed an amended complaint, and on January 2, 2013, plaintiff filed a second amended complaint. Also, on December 12, 2012, the plaintiff filed a motion seeking an expedited trial. Following a hearing on January 10, 2013, the Court denied the motion to expedite without prejudice. The Court also directed the parties to consolidate this lawsuit with the other Delaware actions described below. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the proposed transaction between Sprint and the Company, that Sprint and Eagle River breached duties owed to the Company's public stockholders by virtue of their alleged status as controlling stockholders, including with respect to the SoftBank Transaction, and that the Company aided and abetted the alleged breaches of fiduciary duty by Sprint and Eagle River. The lawsuit also alleges that the Merger Consideration undervalues the Company, and that the controlling stockholders acted to enrich themselves at the expense of the minority stockholders. The lawsuit seeks to permanently enjoin the SoftBank Transaction, permanently enjoin the Proposed Merger, permanently enjoin Sprint from allegedly interfering with the Company's plans to raise capital or sell its

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

spectrum and to recover compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 20, 2012, stockholder Abraham Katsman filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint and SoftBank, purportedly bought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that SoftBank aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, rescission of the Proposed Merger, and to recover unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 28, 2012, stockholder Kenneth L. Feigeles filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Merger Sub and Eagle River, purportedly brought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that the Company, Sprint, Merger Sub and Eagle River aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, to rescind the Proposed Merger, and it seeks unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 28, 2012, stockholder Joan Litwin filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint, Sprint Holdco and Eagle River, purportedly brought on behalf of the public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint and Eagle River breached duties owed to the Company's public stockholders by virtue of their alleged status as controlling stockholders, and that the Company aided and abetted the alleged breaches of fiduciary duty by Sprint, Eagle River and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that Sprint is using its position as controlling stockholder to obtain the Company's spectrum for itself to the detriment of the public stockholders, and that the directors of the Company allowed the Company to stagnate to benefit Sprint and Eagle River. The lawsuit seeks to enjoin the Proposed Merger and, should the Proposed Merger be consummated, to rescind the Proposed Merger. The lawsuit also seeks to enjoin Sprint from interfering with the Company's build-out plans or any future sale of spectrum, and seeks unspecified compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On or about January 3, 2013, stockholder David DeLeo filed a putative class action lawsuit in Delaware Court of Chancery against the Company, its directors, Sprint and Merger Sub, purportedly brought on behalf of our public stockholders of the Company. The lawsuit alleges that the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, that Sprint breached duties owed to the Company's public stockholders by virtue of its alleged status as controlling stockholder, and that the Company and Merger Sub aided and abetted the alleged breaches of fiduciary duty by Sprint and the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that Sprint and the directors of the Company misappropriated non-public information that was not disclosed to the plaintiffs, and that the Proposed Merger was negotiated pursuant to an unfair process. The lawsuit seeks a declaratory judgment that the proposed transaction between Sprint and the Company was entered into in breach of Sprint's fiduciary duties, an injunction preventing the proposed transaction between Sprint and the Company and, should the Proposed Merger be consummated, to rescind the Proposed Merger, and it seeks unspecified rescissory and compensatory damages. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.

Purported Shareholder Class Actions: Washington Actions

On December 20, 2012 stockholder Joe Kuhnle filed a putative class action lawsuit in the Superior Court of Washington, King County, against the Company and its directors, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Kuhnle Action. The Kuhnle Action alleges that the directors of the Company breached their

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

fiduciary duties in connection with the Proposed Merger, and that the Company aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The Kuhnle Action also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, that the deal protection devices favor Sprint to the detriment of the public stockholders, and that the directors of the Company failed to make necessary disclosures in their public filings. The Kuhnle Action seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, a preliminary injunction preventing the Proposed Merger and, should the Proposed Merger be consummated, rescission of the Proposed Merger, and to recover unspecified rescissory and compensatory damages. On January 18, 2013, we and the other defendants collectively filed a motion to dismiss or stay the Kuhnle Action in favor of the prior-filed Delaware Actions. On January 18, 2013, we and the other defendants opposed plaintiff's motion to expedite discovery. On February 11, 2013, the court granted the motion to stay. On January 22, 2013, the parties stipulated to consolidate the three King County lawsuits--the Kuhnle Action, along with both the Millen Action and the Rowe Action (each discussed further below)--into one matter: In Re Clearwire Corporation Shareholder Litigation. This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 20, 2012, stockholder Doug Millen filed a putative class action lawsuit in the Superior Court of Washington, King County against the Company and its directors, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Millen Action. The lawsuit alleges that the directors of the Company breached their fiduciary duties owed to the Company's public stockholders in connection with the Proposed Merger, and that the Company aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, that the deal protection devices favor Sprint to the detriment of the public stockholders, and that the directors of the Company failed to make necessary disclosures in connection with the announcement of the transaction. The lawsuit seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, an injunction preventing the Proposed Merger, and rescission of the Proposed Merger to the extent it has already been consummated. (See the related discussion above under the Kuhnle Action regarding the proposed consolidation of the Millen Action.) This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
On December 31, 2012, stockholder Clinton Rowe filed a putative class action lawsuit in the Superior Court of Washington, King County against the Company, its directors, Sprint and Merger Sub, purportedly brought on behalf of the public stockholders of the Company, which action we refer to as the Rowe Action. The lawsuit alleges that Sprint and the directors of the Company breached their fiduciary duties in connection with the Proposed Merger, and that the Company, Sprint and Merger Sub aided and abetted the alleged breaches of fiduciary duty by the directors of the Company. The lawsuit also alleges that the Merger Consideration undervalues the Company, that the Proposed Merger was negotiated pursuant to an unfair process, and that the directors of the Company did not protect the Company against numerous conflicts of interest. The lawsuit seeks a declaratory judgment that the Proposed Merger was entered into in breach of defendants' fiduciary duties, an injunction preventing the Proposed Merger, rescission of the transaction to the extent it has already been implemented, and the imposition of a constructive trust in favor of the plaintiff class upon any benefits improperly received by defendants. (See the related discussion above under the Kuhnle Action regarding the proposed consolidation of the Rowe Action.) This litigation is in the early stages, its outcome is unknown and an estimate of any potential losses cannot be made at this time.
In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material effect on our business, financial condition or results of operations.
Indemnification agreements - We are currently a party to indemnification agreements with certain officers and each of the members of our Board of Directors. No liabilities have been recorded in the condensed consolidated balance sheets for any indemnification agreements, because they are neither probable nor estimable.

14.	Share-Based Payments
As of December 31, 2012, there were 34,661,769 shares available for grant under the Clearwire Corporation 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, performance based RSUs and other stock awards to our employees, directors and consultants. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired, or a combination thereof. With the adoption of the 2008 Plan, no additional share

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

grants will be granted under the Clearwire Corporation 2007 Stock Compensation Plan or the Clearwire Corporation 2003 Stock Option Plan.
Restricted Stock Units
We grant RSUs and performance based RSUs to certain officers and employees under the 2008 Plan. All RSUs generally have performance and service requirements or service requirements only, with vesting periods ranging from two to four years. The fair value of our RSUs is based on the grant-date fair market value of the common stock, which equals the grant date market price. Performance RSUs awarded in 2012 have one to two years performance periods and were granted once the performance objectives were established in the first quarter of 2012.
A summary of the RSU activity for the years ended December 31, 2012, 2011 and 2010 is presented below:

	Restricted Stock Units		Weighted- Average Grant Price		Fair Value (In Millions)
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
Restricted stock units outstanding — January 1, 2010	—	11,853,194	$—	$4.60
Granted	—	10,523,277	—	6.71	$—	$70.6
Forfeited	—	(3,613,124)	—	5.55
Vested	—	(4,087,694)	—	4.22	$—	$29.5
Restricted stock units outstanding — December 31, 2010	—	14,675,653	$—	$5.99
Granted	—	10,300,239	—	4.06	$—	$44.9
Forfeited	—	(7,985,495)	—	5.46
Vested	—	(6,240,674)	—	5.54	$—	$24.1
Restricted stock units outstanding — December 31, 2011	—	10,749,723	$—	$4.79
Granted	6,619,937	17,857,468	1.96	2.25	$13.0	$40.2
Forfeited	(208,102)	(2,141,799)	1.99	3.32
Vested	—	(4,501,785)	—	4.45	$—	$8.4
Restricted stock units outstanding — December 31, 2012	6,411,835	21,963,607	$1.96	$2.83
As of December 31, 2012, there were 21,963,607 RSUs outstanding and total unrecognized compensation cost of approximately $27.8 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period and expire no later than ten years after the date of grant. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of option activity from January 1, 2010 through December 31, 2012 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding — January 1, 2010	21,537,731	$11.09	6.39
Granted	996,648	7.37
Forfeited	(3,007,895)	12.79
Exercised	(3,083,243)	4.44
Options outstanding — December 31, 2010	16,443,241	$11.80	5.69
Granted	—	—
Forfeited	(10,701,871)	11.86
Exercised	(1,180,619)	3.07
Options outstanding — December 31, 2011	4,560,751	$13.98	4.24
Granted	—	—
Forfeited	(1,310,146)	12.94
Exercised	—	—
Options outstanding — December 31, 2012	3,250,605	$14.39	4.36
Vested and expected to vest — December 31, 2012	3,239,887	$14.42	4.35
Exercisable outstanding — December 31, 2012	3,012,166	$15.14	4.18

The intrinsic value of options exercised during the years ended December 31, 2011 and 2010 was $2.3 million and $10.5 million, respectively. There were no option exercises during the period ended December 31, 2012. At December 31, 2012, there was no aggregate intrinsic value for any options outstanding as the price of our Class A Common Stock was less than the option exercise prices.
Information regarding stock options outstanding and exercisable as of December 31, 2012 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00	6,666	1.30	$3.00	6,666	$3.00
$3.03	673,250	6.19	3.03	573,250	3.03
3.53 - 6.77	402,867	5.44	5.90	283,178	5.74
7.41 - 7.87	62,000	6.45	7.56	43,250	7.52
$11.03	116,200	2.63	11.03	116,200	11.03
$15.00	200,665	3.03	15.00	200,665	15.00
$17.11	363,600	1.90	17.11	363,600	17.11
$18.00	526,229	3.56	18.00	526,229	18.00
$23.30	339,900	4.70	23.30	339,900	23.30
$25.00	559,228	4.16	25.00	559,228	25.00
Total	3,250,605	4.36	$14.39	3,012,166	$15.14

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for the years ended December 31, 2010:

Year Ended December 31,
2010
Expected volatility	58.80%-62.22%
Expected dividend yield	—
Expected life (in years)	6.25
Risk-free interest rate	2.00%-3.15%
Weighted average fair value per option at grant date	$4.27

The fair value of option grants in 2010 was $4.3 million. There were no options granted in 2012 and 2011. The total fair value of options vested during the years ended December 31, 2012, 2011 and 2010 was $0.7 million, $6.6 million and $9.8 million, respectively. The total unrecognized share-based compensation costs related to non-vested stock options outstanding at December 31, 2012 was approximately $0.1 million and is expected to be recognized over a weighted average period of approximately four months.
Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest, over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Share-based compensation expense recognized for all plans for the years ended December 31, 2012, 2011 and 2010 is as follows (in thousands):

	Year Ended December 31.
	2012	2011	2010
Options	$250	$1,016	$16,749
RSUs	28,616	25,535	30,582
Sprint Equity Compensation Plans	—	73	204
Total	$28,866	$26,624	$47,535
During the years ended December 31, 2012, 2011 and 2010 we reversed $3.4 million, $23.9 million, and $9.8 million, respectively, of share-based compensation expense related to the forfeiture of RSUs and options that had been recognized but not yet earned. During the year ended December 31, 2012 we had no additional share-based compensation expense related to the acceleration of vesting or the extension of the exercise period for certain RSUs and options. During the years ended December 31, 2011 and 2010, we recorded $3.7 million and $10.9 million, respectively, of additional share-based compensation expense related to the acceleration of vesting and the extension of the exercise period for certain RSUs and options.

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

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During the fourth quarter 2012, Eagle River delivered a right of first offer notice pursuant to the Equityholders’ Agreement, to the other equityholders of its intent to sell 30.9 million shares of Class A Common Stock and 2.7 million shares of Class B Common Stock and a corresponding number of Class B Common Interests, which we refer to collectively as the Interests. On October 17, 2012, Sprint delivered a response to the notice notifying Eagle River that they intend to purchase 100% of the Interests. On December 7, 2012, all of the conditions to the closing were met and on December 11, 2012, the transaction was completed. As a result, Eagle River no longer owns any shares of our Class A Common Stock, Class B Common Stock, or Class B Common Interests and is no longer a party to the Equityholders' Agreement.
During the second quarter of 2012 we also entered into a sales agreement, which we refer to as the Sales Agreement, with Cantor Fitzgerald & Co., which we refer to as CF&Co, pursuant to which we offered and sold shares of our Class A Common Stock having an aggregate offering price of up to $300.0 million from time to time through CF&Co, as sales agent. Subject to the terms and conditions of the Sales Agreement, CF&Co used its commercially reasonable efforts to sell shares of Class A Common Stock on our behalf on a daily basis or as otherwise agreed by us and CF&Co. We designated the parameters by which CF&Co would sell shares of Class A Common Stock on our behalf, including the total number of shares of Class A Common Stock to be issued, the time period during which sales were requested to be made, any limitation on the number of shares of Class A Common Stock that could be sold in any one trading day and any minimum price below which sales would not be made. We and CF&Co each had the right, by giving written notice as specified in the Sales Agreement, to terminate the Sales Agreement in each party's sole discretion at any time. We paid CF&Co a commission equal to 2.0% of the gross sales price per share of Class A Common Stock sold under the Sales Agreement. We also agreed to reimburse CF&Co for certain of its expenses as set forth in the Sales Agreement and to indemnify CF&Co against certain liabilities. We sold 48.4 million shares of Class A Common Stock under the Sales Agreement for net proceeds of $58.5 million. On July 26, 2012, we announced that we elected to cease further sales under the Sales Agreement.
During the first quarter of 2012, Clearwire and Clearwire Communications entered into securities purchase agreements with certain institutional investors, pursuant to which Clearwire issued shares of Class A Common Stock for an aggregate price of $83.5 million, the proceeds of which was used to repurchase $100.0 million in aggregate principal amount of its Exchangeable Notes, plus accrued but unpaid interest held by the institutional investors. The price per share was determined based upon the daily volume weighted average price of our Class A Common Stock on the NASDAQ Global Select Market for the five trading days commencing March 15, 2012, subject to a minimum price and a maximum price per share. The total number of shares issued was equal to the quotient obtained by dividing the Purchase Price by the price per share, and was 38.0 million shares.
During the first quarter of 2012, Google Inc., which we refer to as Google, sold 29.4 million shares of Class A Common Stock.
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
The holders, which include Intel Corporation, which we refer to as Intel, who, along with Sprint, we collectively refer to as the Participating Equityholders, of Class B Common Stock hold, or are entitled to hold, an equivalent number of Class B Common Interests, which, in substance, reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Class B Common Interest for one share of Class A Common Stock.
On October 11, 2012, Bright House, provided us with notice of its intent to exchange 8.5 million shares of Class B Common Stock together with all of the Class B Common Interests held by Bright House into an equal number of shares of Class A Common Stock. The exchange was completed on October 18, 2012.

On September 4, 2012, Time Warner Cable provided us with notice of its intent to exchange 46.4 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock pursuant to the Amended and Restated Operating Agreement dated as of November 28, 2008 governing Clearwire Communications, which we refer to as the Operating Agreement. The exchange was completed on September 13, 2012.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On September 27, 2012, we entered into an underwriting agreement, which we refer to as the Underwriting Agreement, with Credit Suisse Securities (USA) LLC, which we refer to as the Underwriter and Time Warner Cable. On October 3, 2012, under the terms and subject to the conditions contained in the Underwriting Agreement, Time Warner Cable sold to the Underwriter all of its 46.4 million shares of our Class A Common Stock. We did not receive any proceeds from the sale of our Class A Common Stock by Time Warner Cable.

On September 24, 2012, Comcast provided us with notice of its intent to exchange 88.5 million Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock pursuant to the Operating Agreement. The exchange was completed on September 27, 2012.

During the second quarter of 2011, Sprint surrendered 77.4 million shares of Class B Common Stock to reduce its voting interest in Clearwire. Subsequently, during the second quarter of 2012, Sprint exercised its right to revoke the surrender of the 77.4 million shares of Class B Common Stock relinquished in June 2011. The Class B Common Stock was reissued to Sprint on June 8, 2012. This transaction did not impact Sprint's economic interest in the Company, which it holds through its ownership of Class B Common Interests. At December 31, 2012, Sprint's economic interest in Clearwire and its subsidiaries is equal to its voting interest and was approximately 50.4%.

The following table lists the voting interests in Clearwire as of December 31, 2012:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	30,922,958	4.5%	708,087,860	91.5%	739,010,818	50.4%
Comcast	88,504,132	12.8%	—	—%	88,504,132	6.0%
Bright House	8,474,440	1.2%	—	—%	8,474,440	0.6%
Intel	28,432,066	4.1%	65,644,812	8.5%	94,076,878	6.4%
Other Shareholders	534,980,999	77.4%	—	—	534,980,999	36.5%
	691,314,595	100%	773,732,672	100%	1,465,047,267	100%
_______________________________________

(1)	The holders of Class B Common Stock hold an equivalent number of Class B Common Interests.
Clearwire Communications Interests
Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A common interests representing 47.2% of the economics of Clearwire Communications as of December 31, 2012. The holders of the Class B Common Interests own the remaining 52.8% of the economic interests. It is intended that at all times, the number of Clearwire Communications Class A common interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire.
The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A common interests, all of which are held by Clearwire, or Class B Common Interests, which are held by Sprint and Intel. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

	Year ended December 31,
	2012	2011	2010
Clearwire's loss from equity investees (note 20)	$(758,705)	$(612,214)	$(496,875)
Increase/(decrease) in Clearwire’s additional paid-in capital for issuance or conversion of Class B Common Stock	379,048	137,353	(64,569)
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	58,460	384,106	301,849
Other effects of changes in Clearwire’s additional paid-in capital for issuance of Class A and Class B Common Stock	28,143	18,870	145,785
Net transfers from non-controlling interests	465,651	540,329	383,065
Change from net loss attributable to Clearwire and transfers to non-controlling interests	$(293,054)	$(71,885)	$(113,810)
Dividend Policy
We have not declared or paid any cash dividends on Class A or Class B Common Stock. We currently expect to retain future earnings, if any, for use in the operations and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indentures governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders.
Non-controlling Interests in Clearwire Communications
Clearwire Communications is consolidated into Clearwire because we hold 100% of the voting interest in Clearwire Communications. Therefore, the holders of the Class B Common Interests represent non-controlling interests in a consolidated subsidiary. As a result, the income (loss) consolidated by Clearwire is decreased in proportion to the outstanding non-controlling interests. The conversion of Class B Common Interests and the corresponding number of Class B Common Stock to Class A Common Stock is recorded in Issuance of common stock, net of issuance costs, and other capital transactions on our consolidated statement of stockholders' equity.
Warrants
As of December 31, 2012, there were 375,000 warrants outstanding with an expiration date of November 13, 2013. Holders may exercise their warrants at any time, with an exercise price of $3.00.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16.	Net Loss Per Share
Basic Net Loss Per Share
The net loss per share attributable to holders of Class A Common Stock is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net loss from continuing operations	$(1,743,745)	$(2,855,733)	$(2,251,202)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	1,182,183	2,158,831	1,775,840
Net loss from continuing operations attributable to Class A Common Stockholders	(561,562)	(696,902)	(475,362)
Net loss from discontinued operations attributable to Class A Common Stockholders	(167,005)	(20,431)	(12,075)
Net loss attributable to Class A Common Stockholders	$(728,567)	$(717,333)	$(487,437)
Weighted average shares Class A Common Stock outstanding	554,015	257,967	222,527
Net loss per share from continuing operations	$(1.01)	$(2.70)	$(2.14)
Net loss per share from discontinued operations	(0.30)	(0.08)	(0.05)
Net loss per share	$(1.31)	$(2.78)	$(2.19)
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
Shares issuable upon the conversion of the Exchangeable Notes were included in the computation of diluted net loss per share for the year ended December 31, 2010 on an “if converted” basis since the result was dilutive. For purpose of this computation, the change in fair value of the Exchange Options and interest expense on the Exchangeable Notes were reversed for the period. For the years ended December 31, 2012 and 2011, shares issuable upon the conversion of the Exchangeable Notes were excluded in the computation of diluted net loss per share as their inclusion would have been antidilutive.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Net loss per share attributable to holders of Class A Common Stock on a diluted basis, assuming conversion of the Class B Common Interests and Class B Common Stock and, where applicable, conversion of the Exchangeable Notes, is calculated based on the following information (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010
Net loss from continuing operations attributable to Class A Common Stockholders	$(561,562)	$(696,902)	$(475,362)
Non-controlling interests in net loss from continuing operations of consolidated subsidiaries	(1,182,183)	(2,158,831)	(1,775,840)
Tax adjustment resulting from dissolution of Clearwire Communications	(27,611)	(27,945)	(27,117)
Reversal of gain on Exchange Options and Exchangeable Notes interest expense, upon exchange of notes	—	—	(58,296)
Net loss from continuing operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	(1,771,356)	(2,883,678)	(2,336,615)
Net loss from discontinued operations available to Class A Common Stockholders	(167,005)	(20,431)	(12,075)
Non-controlling interest in net loss from discontinued operations of consolidated subsidiaries	(1,356)	(61,379)	(39,817)
Net loss from discontinued operations available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock	(168,361)	(81,810)	(51,892)
Net loss available to Class A Common Stockholders, assuming the exchange of Class B to Class A Common Stock and conversion of the Exchangeable Notes	$(1,939,717)	$(2,965,488)	$(2,388,507)
Weighted average shares Class A Common Stock outstanding	554,015	257,967	222,527
Weighted average shares converted from Class B Common Stock outstanding	844,588	707,132	741,962
Weighted average shares converted from the Exchangeable Notes	—	—	6,276
Total weighted average shares Class A Common Stock outstanding (diluted)	1,398,603	965,099	970,765
Net loss per share from continuing operations	$(1.27)	$(2.99)	$(2.41)
Net loss per share from discontinued operations	(0.12)	(0.08)	(0.05)
Net loss per share	$(1.39)	$(3.07)	$(2.46)
The diluted weighted average shares did not include the effects of the following potential common shares as their inclusion would have been antidilutive (in thousands):

	Year Ended December 31,
	2012	2011	2010
Exchangeable Notes conversion shares	91,733	103,001	—
Stock options	4,214	8,920	18,380
Restricted stock units	26,905	13,820	12,414
Warrants	647	7,748	17,806
Subscription rights	—	—	22,657
Contingent shares	—	—	1,519
	123,499	133,489	72,776
We have calculated and presented basic and diluted net loss per share of Class A Common Stock. Class B Common Stock net loss per share is not calculated since it does not contractually participate in distributions of Clearwire.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.	Related Party Transactions

We have a number of strategic and commercial relationships with third parties that have had a significant impact on our business, operations and financial results. These relationships have been with Sprint, Intel, Comcast, Time Warner Cable, Bright House, Google, Eagle River, and Ericsson, all of which are or have been related parties. Some of these relationships include agreements pursuant to which we sell wireless broadband services to certain of these related parties on a wholesale basis, which such related parties then resell to each of their respective end user subscribers. We sell these services at terms defined in our contractual agreements.
The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	December 31,
	2012	2011
Accounts receivable	$17,227	$78,282
Prepaid assets and other assets	$5,943	$2,229
Accounts payable and accrued expenses	$8,223	$4,736
Other current liabilities:
Cease-to-use	$5,497	$4,652
Deferred revenue	$96,161	$9,301
Other	$5,642	$—
Other long-term liabilities:
Cease-to-use	$36,793	$33,940
Deferred revenue	$83,887	$1,207
Deferred rent	$32,213	$52,663
Other	$2,821	$—

	Year Ended December 31,
	2012	2011	2010
Revenue	$465,295	$493,350	$50,808
Cost of goods and services and network costs (inclusive of capitalized costs)(1)	$152,669	$182,671	$104,883
Selling, general and administrative (inclusive of capitalized costs)	$50,193	$31,453	$7,150

(1)	The amounts presented for the year ended December 31, 2011 have been adjusted to reflect the inclusion of $20.0 million of non-cash rents related to leases with Sprint.
Proposed Sprint Merger Agreement — On December 17, 2012, we entered into a Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Class A and Class B Common Stock not currently owned by Sprint. See Note 1, Description of Business for further information.
Note Purchase Agreement —In connection with the Merger Agreement, on December 17, 2012, we and certain of our subsidiaries also entered into the Note Purchase Agreement, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800.0 million of 1.00% Exchangeable Notes due 2018, in ten monthly installments of $80.0 million each. See Note 1, Description of Business for further information.
Rollover Notes — In connection with the issuance of the 2015 Senior Secured Notes, on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes. From time to time, other related parties may hold portions of our long-term debts, and as debtholders, would be entitled to receive interest payments from us.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Sprint, through two wholly-owned subsidiaries, Sprint HoldCo and SN UHC 1, Inc., owns the largest interest in Clearwire with an effective voting and economic interest of approximately 50.44% and Intel owns voting and economic interest in Clearwire of 6.4%. After the conversion of their Class B Common Interests and corresponding number of Class B Common Stock into Class A Common Stock, Comcast and Bright House together own voting interest in Clearwire of approximately 6.6% at December 31, 2012.
As of December 31, 2012, Eagle River held warrants to purchase 375,000 shares of Class A Common Stock at an exercise price of $3.00 per share with an expiration date of November 13, 2013.
Clearwire, Sprint, Intel, Comcast and Bright House are party to the Equityholders’ Agreement, which sets forth certain rights and obligations of the equityholders with respect to governance of Clearwire, transfer restrictions on our common stock, rights of first refusal and pre-emptive rights, among other things. In addition, we have also entered into a number of commercial agreements with Sprint, Google and Intel, which are outlined below.
4G MVNO Agreement — We have a non-exclusive 4G MVNO agreement, which we refer to as the 4G MVNO Agreement, with Comcast MVNO II, LLC, TWC Wireless, LLC, Bright House and Sprint Spectrum L.P.,which we refer to as Sprint Spectrum. We sell wireless broadband services to the other parties to the 4G MVNO Agreement for the purposes of the purchasers' marketing and reselling our wireless broadband services to their respective end user subscribers. The wireless broadband services to be provided under the 4G MVNO Agreement include standard network services, and, at the request of any of the parties, certain non-standard network services. We sell these services at prices defined in the 4G MVNO Agreement.
Sprint Wholesale relationship
In November 2011 we entered into the November 2011 4G MVNO Amendment. As a result, the minimum payments under the amendment to the 4G MVNO agreement entered into with Sprint in April 2011 were replaced with the provisions of the November 2011 4G MVNO Amendment. Under the November 2011 4G MVNO Amendment, Sprint Spectrum is paying us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which was paid for service provided in 2012, and the remainder will be paid for service provided in 2013. Of the $925.9 million, $175.9 million will be paid as an offset to principal and interest due under a $150.0 million promissory note (as described in the Sprint Commitment Agreement section below) issued by us to Sprint. As part of the November 2011 4G MVNO Amendment, we also agreed to: the elimination of device minimum fees after 2011; and usage based pricing for WiMAX services after 2013 and for LTE service beginning in 2012. We also agreed that Sprint Spectrum may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.
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
In addition to the $150.0 million received from Sprint relating to the Sprint Promissory Note in January 2012, for the twelve months ended December 31, 2012 and 2011, we received $537.3 million and $434.3 million respectively from Sprint for 4G broadband wireless services. The amounts received from Sprint for 4G broadband wireless services for the year ended December 31, 2012 includes $76.6 million for services provided in 2011 and $10.8 million representing the final portion of the prepayment for future services beyond the minimum commitment provided for in the amendment to the 4G MVNO Agreement entered into in April 2011.
During the twelve months ended December 31, 2012, wholesale revenue recorded attributable to Sprint comprised approximately 36% of total revenues and substantially all of our wholesale revenues.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Sprint Commitment Agreement - In November 2011, we entered into a commitment agreement with Sprint and Sprint HoldCo, which we refer to as the Commitment Agreement. As part of the agreement, should we consummate an equity offering which generates gross proceeds of at least $400.0 million, Sprint HoldCo agreed to exercise its pre-emptive rights under the Equityholders' Agreement to purchase securities representing Sprint HoldCo's pro rata share of the securities issued in such an offering up to$700.0 million. On December 13, 2011, we closed an offering of 201,250,000 shares of Class A Common Stock for $402.5 million in an underwritten public offering. Pursuant to the Commitment Agreement, on December 13, 2011, Sprint Holdco exercised its pre-emptive rights and purchased 173,635,000 shares of Class B Common Stock and a corresponding number of Class B Common Interests for proceeds of approximately $331.4 million.
Under the terms of the Commitment Agreement, Sprint provided us an aggregate principal amount of $150.0 million on January 3, 2012, pursuant to a promissory note issued by Clearwire Communications, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note bears interest of 11.5% per annum with an aggregate principal amount of $75.0 million maturing on January 2, 2013, and the remaining $75.0 million principal amount maturing on January 2, 2014. If not previously paid, Sprint may offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the November 2011 4G MVNO Amendment. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against payments due under the November 2011 4G MVNO Amendment, it will be treated as deferred revenue for accounting purposes, and associated interest costs will be recorded as a reduction to the $925.9 million payable by Sprint for unlimited WiMAX service in calendar years 2012 and 2013. On January 2, 2013, we offset $83.6 million to principal and related accrued interest to reduce the principal amount we owe to Sprint under the promissory note to $75.0 million. The Sprint Promissory Note provides for certain events of default including, among other things, default in the payment of principal or interest; any material breach by Clearwire Communications in respect of its obligations to Sprint Spectrum under the November 2011 4G MVNO Amendment; termination or cancellation of the November 2011 4G MVNO Amendment at any time prior to January 2, 2014; and certain customary bankruptcy-related events. Upon the occurrence of any event of default, Sprint may offset and apply the Sprint Promissory Note against any and all deposits and any other credits, indebtedness payment obligations, property, or claims owing to Clearwire Communications or affiliates by Sprint.
In addition, under the terms of the Commitment Agreement, if we successfully consummated an equity offering, we agreed to use commercially reasonable best efforts to consummate an offering of first-priority senior secured debt in an amount equal to approximately 50% of the net cash proceeds of any such equity offering, at the earliest practicable time thereafter. In January 2012, Clearwire Communications completed an offering of 2016 Senior Secured Notes with a par value of $300.0 million. See Note 10, Long-term Debt, Net, for a discussion of the issuance of debt.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum, which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access and mobile voice and data communications service for the purpose of resale to our retail customers. The data communications service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the years ended December 31, 2012, 2011 and 2010, we paid $4.4 million, $17.8 million, and $9.7 million, respectively to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the years ended December 31, 2012, 2011 and 2010, we made rent payments under this agreement of $59.6 million, $55.8 million and $53.1 million, respectively.
Master Agreement for Network Services — In November 2008, we entered into a master agreement for network services, which we refer to as the Master Agreement for Network Services, with various Sprint affiliated entities, which we refer to as the Sprint Entities, pursuant to which the Sprint Entities and we established the contractual framework and procedures for us to purchase network services from Sprint Entities. We may order various services from the Sprint Entities, including IP network transport services, data center co-location, toll-free services and access to the following business platforms: voicemail, instant

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

messaging services, location-based systems and media server services. The Sprint Entities will provide a service level agreement that is consistent with the service levels provided to similarly situated subscribers. Pricing is specified in separate product attachments for each type of service; in general, the pricing is based on the mid-point between fair market value of the service and the Sprint Entities’ fully allocated cost for providing the service. The term of the Master Agreement for Network Services is five years, but we will have the right to extend the term for an additional five years. Additionally, in accordance with the Master Agreement for Network Services with the Sprint Entities, we assumed certain agreements for backhaul services that contain commitments that extend up to five years.
Ericsson, Inc — Ericsson, provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who currently sits on our board of directors, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the years ended December 31, 2012 and 2011, we paid $76.9 million and $41.1 million, respectively to Ericsson for network management services.
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

During the year ended December 31, 2012, we completed the sale of the operations in Germany, Belgium and Spain for total expected proceeds of approximately $18.9 million. We have received approximately half of the expected proceeds and expect to receive the remainder by March 2013. In connection, with the Belgium sale transaction, we have also extended a loan of approximately $0.9 million to the purchaser and obtained an option to utilize the proceeds from repayment of the loan to obtain a 10% equity interest in the purchaser at the maturity of the loan in April 2019. We recognized a gain on the sale of these operations of approximately $22.3 million, net of tax benefits of $5.1 million and the reclassification of cumulative translation adjustments of $8.7 million, in Net loss from discontinued operations.

During the third quarter of 2012, we made an insolvency filing with respect to our operations in Spain followed by its disposition in a sale. As a result, certain intercompany loans related to our international operations were considered to be uncollectible for federal income tax purposes and, as a result, there was an increase to the deferred tax liability of our discontinued operations of approximately $167.2 million along with a corresponding deferred tax expense for our discontinued operations. See Note 9, Income taxes for further discussion.

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Summarized financial information for discontinued operations is shown below (in thousands):

	Year Ended December 31,
	2012	2011	2010
Total revenues	$8,473	$20,767	$21,723

Loss from discontinued operations before income taxes	$(1,185)	$(86,749)	$(53,266)
Income tax benefit (provision)	(167,176)	4,939	1,374
Net loss from discontinued operations	(168,361)	(81,810)	(51,892)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	1,356	61,379	39,817
Net loss from discontinued operations attributable to Clearwire Corporation	$(167,005)	$(20,431)	$(12,075)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$—	$1,815
Prepaid and other assets	—	1,739
Total current assets	—	3,554
Property, plant and equipment, net	—	10,351
Spectrum licenses, net	—	19,313
Other assets	—	3,478
Total assets of discontinued operations	$—	$36,696
Liabilities
Other current liabilities	$—	$8,930
Other long-term liabilities	—	16,266
Total liabilities of discontinued operations	$—	$25,196

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

19.	Quarterly Financial Information (unaudited)

Summarized quarterly financial information for the years ended December 31, 2012 and 2011 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth	Total
2012 quarter:
Total revenues	$322,639	$316,932	$313,882	$311,241	$1,264,694
Operating loss	$(421,887)	$(311,260)	$(332,905)	$(312,731)	$(1,378,783)
Net loss from continuing operations	$(561,026)	$(431,027)	$(320,410)	$(431,282)	$(1,743,745)
Net loss from continuing operations attributable to Clearwire Corporation	$(182,054)	$(143,179)	$(41,344)	$(194,985)	$(561,562)
Net loss attributable to Clearwire Corporation	$(181,823)	$(145,809)	$(213,781)	$(187,154)	$(728,567)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.40)	$(0.28)	$(0.07)	$(0.28)	$(1.01)
Diluted	$(0.44)	$(0.32)	$(0.22)	$(0.30)	$(1.27)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.40)	$(0.29)	$(0.38)	$(0.27)	$(1.31)
Diluted	$(0.44)	$(0.33)	$(0.34)	$(0.29)	$(1.39)
2011 quarter:
Total revenues	$236,808	$322,611	$332,177	$361,870	$1,253,466
Operating loss	$(647,358)	$(911,594)	$(399,136)	$(433,149)	$(2,391,237)
Net loss from continuing operations	$(793,160)	$(939,770)	$(479,457)	$(643,346)	$(2,855,733)
Net loss from continuing operations attributable to Clearwire Corporation	$(216,877)	$(160,525)	$(83,502)	$(235,998)	$(696,902)
Net loss attributable to Clearwire Corporation	$(226,955)	$(168,738)	$(84,791)	$(236,849)	$(717,333)
Net loss from continuing operations attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.89)	$(0.65)	$(0.34)	$(0.81)	$(2.70)
Diluted	$(0.89)	$(0.98)	$(0.53)	$(0.81)	$(2.99)
Net loss attributable to Clearwire Corporation per Class A Common Share:
Basic	$(0.93)	$(0.68)	$(0.35)	$(0.81)	$(2.78)
Diluted	$(0.93)	$(1.01)	$(0.54)	$(0.81)	$(3.07)

20.	Parent Company Only Condensed Financial Statements
Under the terms of agreements governing the indebtedness of Clearwire Communications, which is a subsidiary of Clearwire and comprises substantially all of the net assets of the Company, such subsidiary is restricted from making dividend payments, loans or advances, other than mandatory tax payments and reimbursement of costs, to Clearwire. The restrictions have resulted in the restricted net assets (as defined in Securities and Exchange Commission Rule 4-08(e)(3) of Regulation S-X) of Clearwire’s subsidiary exceeding 25% of the consolidated net assets of Clearwire and its subsidiaries.

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
CLEARWIRE CORPORATION
CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalent	$2	$—
Other assets	1,186	3,319
Investments in equity method investees	1,187,993	1,481,047
Total assets	$1,189,181	$1,484,366
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred tax liabilities, net	$143,992	$152,182
Other liabilities	3,250	953
Total liabilities	147,242	153,135
Stockholders’ equity	1,041,939	1,331,231
Total liabilities and stockholders’ equity	$1,189,181	$1,484,366
CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
Revenues	$—	$—	$—
Operating expenses	16,315	8,982	7,283
Operating loss	(16,315)	(8,982)	(7,283)
Other income (expense):
Loss from equity investees	(758,705)	(612,214)	(496,875)
Other income	12,877	9,171	16,784
Total other expense, net	(745,828)	(603,043)	(480,091)
Loss before income taxes	(762,143)	(612,025)	(487,374)
Income tax benefit (provision)	199,199	(105,308)	—
Net loss from continuing operations	$(562,944)	$(717,333)	$(487,374)
Net loss from discontinued operations	(167,176)	—	—
Net loss	$(730,120)	$(717,333)	$(487,374)

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

CLEARWIRE CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(562,944)	$(717,333)	$(487,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(199,199)	105,308	—
Loss from equity investees	758,705	612,214	496,875
Changes in assets and liabilities, net:
Prepaids and other assets	2,133	2	1,256
Other liabilities	1,299	244	(10,469)
Net cash provided by (used in) operating activities	(6)	435	288
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equity investees	(58,460)	(387,742)	(304,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	58,468	387,296	303,738
Net (decrease) increase in cash and cash equivalents	2	(11)	11
Cash and cash equivalents:
Beginning of period	—	11	—
End of period	$2	$—	$11