Form 10-Q
period 2013-03-31
SPRINT NEXTEL CORP
filed 2013-05-06
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT APRIL 30, 2013:

VOTING COMMON STOCK
Series 1	3,017,997,967

SPRINT NEXTEL CORPORATION

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT NEXTEL CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,275	$6,351
Short-term investments	1,494	1,849
Accounts and notes receivable, net of allowance for doubtful accounts of $164 and $183	3,352	3,658
Device and accessory inventory	843	1,200
Prepaid expenses and other current assets	805	701
Total current assets	12,769	13,759
Investments	866	1,053
Property, plant and equipment, net	14,025	13,607
Intangible assets
Goodwill	359	359
FCC licenses and other	20,722	20,677
Definite-lived intangible assets, net	1,271	1,335
Other assets	745	780
Total assets	$50,757	$51,570
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,963	$3,487
Accrued expenses and other current liabilities	5,176	5,008
Current portion of long-term debt, financing and capital lease obligations	428	379
Total current liabilities	8,567	8,874
Long-term debt, financing and capital lease obligations	24,072	23,962
Deferred tax liabilities	7,131	7,047
Other liabilities	4,513	4,600
Total liabilities	44,283	44,483
Commitments and contingencies
Shareholders' equity:
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.013 and 3.010 billion shares issued	6,026	6,019
Paid-in capital	47,026	47,016
Accumulated deficit	(45,459)	(44,815)
Accumulated other comprehensive loss	(1,119)	(1,133)
Total shareholders' equity	6,474	7,087
Total liabilities and shareholders' equity	$50,757	$51,570
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	March 31,
	2013	2012
	(in millions, except per share amounts)
Net operating revenues	$8,793	$8,734
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	4,933	5,085
Selling, general and administrative	2,336	2,436
Severance, exit costs and asset impairments	25	84
Depreciation and amortization	1,492	1,666
Other, net	(22)	(282)
	8,764	8,989
Operating income (loss)	29	(255)
Other expense:
Interest expense	(432)	(298)
Equity in losses of unconsolidated investments and other, net	(202)	(273)
	(634)	(571)
Loss before income taxes	(605)	(826)
Income tax expense	(38)	(37)
Net loss	$(643)	$(863)

Basic and diluted net loss per common share	$(0.21)	$(0.29)
Basic and diluted weighted average common shares outstanding	3,013	2,999

Other comprehensive income, net of tax:
Net unrealized holding (losses) gains on securities and other	$(1)	$7
Net unrecognized net periodic pension and other postretirement benefits	15	10
Other comprehensive income	14	17
Comprehensive loss	$(629)	$(846)

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net loss	$(643)	$(863)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	—	84
Depreciation and amortization	1,492	1,666
Provision for losses on accounts receivable	83	136
Share-based and long-term incentive compensation expense	17	17
Deferred income tax expense	24	32
Equity in losses of unconsolidated investments and other, net	202	273
Gains from asset dispositions and exchanges	—	(29)
Contribution to pension plan	—	(92)
Spectrum hosting contract termination	—	(236)
Other changes in assets and liabilities:
Accounts and notes receivable	215	(78)
Inventories and other current assets	243	52
Accounts payable and other current liabilities	(734)	52
Non-current assets and liabilities, net	16	(63)
Other, net	25	27
Net cash provided by operating activities	940	978
Cash flows from investing activities:
Capital expenditures	(1,381)	(783)
Expenditures relating to FCC licenses	(55)	(56)
Investment in Clearwire (including debt securities)	(80)	(128)
Proceeds from sales and maturities of short-term investments	1,281	150
Purchases of short-term investments	(926)	(477)
Other, net	3	(1)
Net cash used in investing activities	(1,158)	(1,295)
Cash flows from financing activities:
Proceeds from debt and financings	204	2,000
Repayments of debt and capital lease obligations	(59)	(2)
Debt financing costs	(10)	(36)
Other, net	7	3
Net cash provided by financing activities	142	1,965
Net (decrease) increase in cash and cash equivalents	(76)	1,648
Cash and cash equivalents, beginning of period	6,351	5,447
Cash and cash equivalents, end of period	$6,275	$7,095
See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2012	3,010	$6,019	$47,016	$(44,815)	$(1,133)	$7,087
Net loss				(643)		(643)
Other comprehensive income, net of tax					14	14
Issuance of common shares, net	3	7	1	(1)		7
Share-based compensation expense			9			9
Balance, March 31, 2013	3,013	$6,026	$47,026	$(45,459)	$(1,119)	$6,474

See Notes to the Consolidated Financial Statements

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended December 31, 2012. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and the “Company” mean Sprint Nextel Corporation and its consolidated subsidiaries.
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
In December 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Disclosures about Offsetting Assets and Liabilities, which requires common disclosure requirements to allow investors to better compare and assess the effect of offsetting arrangements on financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The standard was effective beginning in the first quarter 2013, requires retrospective application, and only affects disclosures in the footnotes to the financial statements. In October 2012, the FASB tentatively decided to limit the scope of this authoritative guidance to derivatives, repurchase agreements, and securities lending and securities borrowing arrangements. In January 2013, the FASB issued additional clarifying guidance which limited the scope of the disclosure requirements to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. Based on the scope revision, this authoritative guidance did not impact our existing disclosures.
In February 2013, the FASB issued authoritative guidance regarding Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance and requires, in a single location, the presentation of the effects of certain significant amounts reclassified from each component of accumulated other comprehensive income based on its source and Statement of Comprehensive Loss line items affected by the reclassification. The guidance was effective beginning in the first quarter 2013 and did not have a material effect on our consolidated financial statements as amounts reclassified out of other comprehensive income, consisting primarily of the recognition of periodic pension costs and realized holding gains and losses, are immaterial for all periods presented.

Note 3.	Proposed Business Transactions
SoftBank Transaction
On October 15, 2012, Sprint entered into an Agreement and Plan of Merger (Merger Agreement) with SOFTBANK CORP., a kabushiki kaisha organized and existing under the laws of Japan, and certain of its wholly-owned subsidiaries (together, "SoftBank"). In addition, on October 15, 2012, Sprint and SoftBank entered into a Bond Purchase Agreement (Bond Agreement).
Bond Agreement
Pursuant to the Bond Agreement, on October 22, 2012, Sprint issued a convertible bond (Bond) to Starburst II, (New Sprint, a subsidiary of SoftBank) with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which is convertible into 590,476,190 shares of Sprint common stock at $5.25 per share, or approximately 16.4% upon conversion of the Bond (based on Sprint common shares outstanding as of

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013), subject to adjustment in accordance with the terms of the Bond Agreement. This conversion feature remains in effect in the event the merger (SoftBank Merger) does not close. Interest on the Bond is due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. Upon receipt of regulatory approval, the Bond will be converted into Sprint shares immediately prior to consummation of the SoftBank Merger and may not otherwise be converted prior to the termination of the Merger Agreement. Conversion of the Bond is subject to receipt of any required approvals and subject to receipt of a waiver under the Company's secured equipment credit facility. Subject to certain exceptions, SoftBank may not transfer the Bond without Sprint's consent.
Merger Agreement
Upon consummation of the SoftBank Merger, which is subject to various conditions, including Sprint shareholder and regulatory approval, SoftBank will fund New Sprint with additional capital of approximately $17.0 billion, of which approximately $12.1 billion will be distributed to Sprint shareholders as merger consideration with the remaining $4.9 billion held in the cash balance of New Sprint for general corporate purposes, including but not limited to the Clearwire Acquisition described below. Pursuant to the terms and subject to the conditions described in the Merger Agreement, upon consummation of the SoftBank Merger, outstanding shares of Sprint common stock, except as otherwise provided for in the Merger Agreement, will be converted, at the election of Sprint shareholders, into (i) cash in an amount equal to $7.30 for each share of Sprint common stock or (ii) one share of New Sprint common stock for each share of Sprint common stock, subject in each case to proration such that a shareholder may receive a combination of cash and New Sprint common stock.
Upon consummation of the SoftBank Merger, SoftBank will receive a five-year warrant to purchase 54,579,924 shares in New Sprint at $5.25 per share which would yield approximately $300 million in proceeds upon exercise. Upon consummation of the SoftBank Merger, (i) Sprint will become a wholly-owned subsidiary of New Sprint, (ii) New Sprint will be a publicly traded company, (iii) SoftBank will indirectly own approximately 70% of New Sprint on a fully diluted basis, and (iv) the former shareholders and other equityholders of Sprint will own approximately 30% of the fully diluted equity of New Sprint. The SoftBank Merger is subject to various conditions, including receipt of required regulatory approvals and approval of Sprint's shareholders, and is currently expected to close no earlier than July 1, 2013.
Under the terms of the secured equipment credit facility, consummation of the SoftBank Merger would constitute a change of control that would require repayment of all outstanding balances thereunder. Amounts outstanding under the secured equipment credit facility, which were approximately $445 million in the aggregate at March 31, 2013, would become due and payable at the time of closing. Sprint is currently in discussions with the existing lender under the secured equipment credit facility and intends to amend this facility to, among other things, exclude the SoftBank Merger from the change of control provisions.
Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and approximately 585,000 customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint has agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to range from $130 million to $150 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. Sprint and U.S. Cellular will enter into transition services agreements as a condition to closing of the acquisition which will outline the terms of services to be provided by U.S. Cellular during the period after closing and prior to the transfer of the acquired customers to Sprint's network. In March 2013, we received Federal Communications Commission (FCC) approval for the transaction, which is expected to close in May 2013.
Acquisition of Remaining Stake in Clearwire
On December 17, 2012, Sprint entered into a merger agreement with Clearwire Corporation to acquire all of the remaining equity interests in Clearwire Corporation that Sprint does not currently own for approximately $2.2

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint have entered into a financing agreement that provides up to $800 million of additional financing for Clearwire in the form of 1% exchangeable notes (Clearwire Exchangeable Notes), due June 2018, which will be exchangeable for Clearwire Corporation common stock at $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreement, Sprint has agreed to purchase $80 million of Clearwire Exchangeable Notes per month for up to 10 months beginning in January 2013, with some of the monthly purchases subject to certain funding conditions, including conditions relating to approval of the Clearwire Acquisition by Clearwire's shareholders and the parties agreeing to a network build out plan (see Note 4). On January 31, 2013, Sprint and Clearwire entered into an amendment to the financing agreement which extended the date the parties were to agree to a network build out plan from January 31, 2013 to February 28, 2013. The Clearwire Acquisition is subject to customary regulatory approvals, is contingent on the consummation of the SoftBank Merger, and is expected to close in mid-2013.
On February 26, 2013, Sprint and Clearwire amended the financing agreement to remove the network build out condition to Sprint's obligation to provide financing for the last three draws (in August, September and October 2013). Accordingly, Clearwire, at its option, is eligible for the last three draws, totaling $240 million.
DISH Network Proposal
On April 15, 2013, Sprint received an unsolicited proposal from DISH Network (DISH) to acquire Sprint for total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in common stock (based on the closing price of DISH common stock on April 12, 2013). On April 22, 2013 Sprint announced that its Board of Directors formed a Special Committee of independent directors to review and carefully evaluate the proposal received from DISH with its financial and legal advisors consistent with its fiduciary and legal duties. The Special Committee plans to evaluate the proposal and additional information that the committee has requested from DISH and provide its assessment to the full Board in due course whether the proposal is, or is reasonably likely to lead to, a Superior Offer (as defined in the Agreement and Plan of Merger with SoftBank).

Note 4.	Investments
The components of investments were as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Marketable equity securities	$45	$45
Equity method and other investments	821	1,008
	$866	$1,053
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
As of March 31, 2013, Sprint held approximately 50.2% of a non-controlling voting interest and a 2.1% non-controlling economic interest in Clearwire Corporation as well as a 48.1% non-controlling economic interest in Clearwire Communications LLC (together, “Equity Interests”) for which the carrying value totaled $472 million.
As of March 31, 2013, Sprint held two promissory notes receivable from Clearwire. In 2012, in conjunction with long-term pricing agreements within the mobile virtual network operator (MVNO) agreement reached between the two companies in the fourth quarter 2011, Sprint provided $150 million to Clearwire in exchange for a promissory note with a stated interest rate of 11.5%. The first of two installments of $75 million plus

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

accrued interest matured in January 2013 and the second installment will mature in January 2014. The difference between the fair value of the note and its face value at the date of issuance has been recorded as a prepaid expense, which is being amortized over the service period to cost of service. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the MVNO agreement, and this action was taken for the installment due in January 2013. Additionally, Sprint holds a note receivable from Clearwire issued in 2008 with a fixed interest rate of 12% and a maturity date of December 2015. The total carrying value of the promissory notes receivable, which includes accretion related to premiums for both notes and fees associated with the 2009 replacement of the 2008 note, was $248 million and $320 million as of March 31, 2013 and December 31, 2012, respectively.
Clearwire elected to forgo the first two draws, totaling $160 million, available under the financing agreement entered into in December 2012, and no longer has a right to borrow that amount. Beginning in March 2013, Clearwire elected to draw the full amount and issue Clearwire Exchangeable Notes totaling $80 million per month in each of March, April and May 2013. Sprint has funded this amount, totaling $240 million, related to Clearwire's elections to draw, of which $80 million was funded during the first quarter 2013. The Clearwire Exchangeable Notes are a hybrid instrument consisting of an investment in a debt security (the Notes) and an embedded derivative instrument representing Sprint's equity conversion right. The difference between the initial fair value of the embedded derivative and the carrying value of the Notes results in a discount which will be accreted to interest income over the life of the notes. The Notes are classified as an available-for-sale debt security carried at fair value with changes in fair value subsequently reported in accumulated other comprehensive income and reclassified from accumulated other comprehensive loss into "Other income (expense), net" in Sprint's consolidated statement of comprehensive loss when realized. The embedded derivative is also carried at fair value with changes in fair value recognized in Sprint's consolidated statement of comprehensive loss.
The carrying value of Sprint's Equity Interests, together with the long-term portion of the carrying value of the notes receivable and the Clearwire Exchangeable Notes, are included in the line item "Investments" in Sprint's consolidated balance sheets. The current portion of the carrying value of the notes receivable is included in the line item "Prepaid expenses and other current assets" in Sprint's consolidated balance sheets.
Equity in Losses and Summarized Financial Information
Equity in losses from Clearwire were $202 million and $290 million for the three-month periods ended March 31, 2013 and 2012, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of Sprint's investment, gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Sprint's equity in losses from Clearwire for the three-month period ended March 31, 2012 include charges of approximately $40 million, which are associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans.
Our proportionate share of the underlying net assets of Clearwire exceeds the carrying value of our equity investment by approximately $271 million, which is primarily related to our non-cash impairments recognized in prior periods.
Summarized financial information for Clearwire is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Revenues	$318	$323
Operating expenses	(622)	(745)
Operating loss	$(304)	$(422)
Net loss from continuing operations before non-controlling interests	$(462)	$(561)
Net income from discontinued operations before non-controlling interests	$—	$1

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sprint's Recoverability
At each financial reporting measurement date, we evaluate the excess, if any, of Sprint's carrying value over the estimated fair value of our investment in Clearwire to determine if such excess, an implied unrealized loss, is other-than-temporary. Our evaluation considers, among other things, both observable and unobservable inputs, including Clearwire's market capitalization, historical volatility associated with Clearwire's common stock, the duration of a decline in Clearwire's average trading stock price below Sprint's carrying value, potential tax benefits, governance rights associated with our non-controlling voting interest, and our expectation of the duration of our ongoing relationship, as well as other factors. Based on the aforementioned factors, including the trading price of Clearwire's common stock, which was in excess of our carrying value as of March 31, 2013, we have concluded that there was no impairment of our investment in Clearwire as of March 31, 2013. The determination of an estimate of fair value for a non-public security, such as our non-controlling economic interest, is subject to significant judgment and uncertainty.
Clearwire's remaining funding available under the financing agreement entered into in December 2012 is $400 million and Clearwire's ability to draw on the remaining funding will depend, in part, on whether Clearwire shareholders approve the transaction contemplated by the merger agreement with Sprint. Clearwire has disclosed that if the merger agreement with Sprint terminates, whether as a result of its shareholders failing to approve the proposed merger, or for any other reason, there would be substantial doubt about its ability to continue as a going concern for the next twelve months. In such case, Clearwire projects that its cash and short-term investments would be depleted sometime in the first quarter 2014. Sprint will continue to assess our investment in Clearwire for impairment and may determine in future periods that all or a portion of our investment is impaired dependent upon the factors described above.
Clearwire Related-Party Transactions
Sprint's equity method investment in Clearwire includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire utilizes the third generation (3G) Sprint network to provide dual-mode service to its customers in those areas where access to its 4G network is not available. Amounts included in our consolidated balance sheets related to our agreement to purchase 4G services from Clearwire as of March 31, 2013 and December 31, 2012 totaled $127 million and $78 million, respectively, for prepaid expenses and other current assets and $80 million and $79 million, respectively, for accounts payable, accrued expense and other current liabilities. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G services from Clearwire totaled $101 million and $105 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Note 5.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits, commercial paper, and Treasury securities), totaling $1.5 billion and $1.8 billion as of March 31, 2013 and December 31, 2012, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $45 million as of both March 31, 2013 and December 31, 2012, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of current and long-term debt, excluding the convertible bond, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from or corroborated by observable market data. The outstanding carrying value under our credit facilities as of March 31, 2013, which totaled $945 million and approximates fair value, was transferred out of estimated fair value using observable inputs and into estimated fair value using unobservable inputs due to the lack of an available pricing source. To estimate the fair value of our Clearwire Exchangeable Notes, including the embedded derivative, as well as the convertible bond issued to New Sprint, we used a convertible bond pricing model based on the relevant interest rates, conversion feature and other significant inputs not observable in the market. The significant unobservable inputs used in the fair value measurement of the Company's exchangeable notes, embedded derivative and convertible bond are the credit condition of the respective companies, probability and timing of conversion, and

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

discount for lack of marketability. Significant increases or decreases in any of those inputs, in isolation, would result in a significantly lower or higher fair value measurement.
The following table presents carrying amounts and estimated fair values of our exchangeable notes and embedded derivative as well as current and long-term debt:

	Carrying amount at March 31, 2013	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Exchangeable Notes	$80	$—	$—	$80	$80
Current and long-term debt	$23,733	$17,399	$5,352	$4,048	$26,799

	Carrying amount at December 31, 2012	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
(in millions)
Exchangeable Notes	$—	$—	$—	$—	$—
Current and long-term debt	$23,569	$17,506	$6,118	$3,104	$26,728

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012 with the remaining sites to be taken off-air on June 30, 2013. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through 2013, the expected benefit period of the underlying assets, and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of our progress in taking Nextel platform sites off-air and our progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense during the period. The amounts reflected as depreciation expense are dependent upon the expected useful lives of assets, which includes our expectation of the timing of assets to be phased out of service, and could result in further revision during the decommissioning period. In addition, increasing data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones is expected to require additional legacy 3G Sprint platform equipment that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, our network modernization plan which began in 2011 and is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date on which Network Vision equipment is deployed and in-service. The incremental effect of accelerated depreciation expense totaled approximately $360 million and $543 million for the three-month periods ended March 31, 2013 and 2012, respectively, of which the majority related to shortened useful lives of Nextel platform assets.
In connection with Network Vision, a substantial portion of the value of certain spectrum licenses that were not previously placed in service are now ready for their intended use. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within property, plant and equipment, which ceases as the spectrum is ready for its intended use. Interest expense capitalized in connection with the construction of long-lived assets totaled $15 million and $115 million for the three-month periods ended March 31, 2013 and 2012, respectively. Construction in progress (including any capitalized interest) associated with Network Vision is expected to be depreciated using the straight-line method over a weighted average useful life of approximately eight years, once the assets are placed in service. Property, plant, and equipment as of March 31, 2013 includes non-cash additions of approximately $450 million along with corresponding increases in accounts payable and accrued expenses and other current liabilities.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Land	$330	$330
Network equipment, site costs and related software	38,663	37,692
Buildings and improvements	4,901	4,893
Non-network internal use software, office equipment and other	1,835	1,860
Construction in progress	3,420	3,123
Less accumulated depreciation	(35,124)	(34,291)
Property, plant and equipment, net	$14,025	$13,607

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2012	Net Additions	March 31, 2013
		(in millions)
FCC licenses	$20,268	$45	$20,313
Trademarks	409	—	409
Goodwill	359	—	359
	$21,036	$45	$21,081
We hold 1.9 gigahertz (GHz), 800 megahertz (MHz), and 900 MHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that licenses, for which we have an expectation of future use, are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
Intangible Assets Subject to Amortization
Sprint's customer relationships are amortized using the sum-of-the-months' digits method. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Other intangible assets primarily include certain rights under affiliation agreements that were reacquired in connection with the acquisitions of Affiliates and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel, Direct Connect and Virgin Mobile trade names, which are being amortized on a straight-line basis.

		March 31, 2013			December 31, 2012
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 years	$234	$(233)	$1	$234	$(230)	$4
Other intangible assets
Trademarks	10 to 37 years	1,168	(705)	463	1,168	(681)	487
Reacquired rights	9 to 14 years	1,571	(818)	753	1,571	(785)	786
Other	9 to 10 years	141	(87)	54	138	(80)	58
Total other intangible assets		2,880	(1,610)	1,270	2,877	(1,546)	1,331
Total definite-lived intangible assets		$3,114	$(1,843)	$1,271	$3,111	$(1,776)	$1,335

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Accounts Payable
Accounts payable at March 31, 2013 and December 31, 2012 include liabilities in the amounts of $79 million and $117 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			March 31, 2013	December 31, 2012
							(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00	-	11.50%	2016	-	2022	$9,280	$9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Nextel Corporation	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
iPCS, Inc.	2.42	-	3.55%	2013	-	2014	481	481
Convertible bonds
Sprint Nextel Corporation	1.00%			2019			3,100	3,100
Credit facilities
Bank credit facility	3.31%			2018			—	—
Export Development Canada	4.20%			2015			500	500
Secured equipment credit facility	2.03%			2017			445	296
Financing obligation	9.50%			2030			697	698
Capital lease obligations and other	4.11	-	15.49%	2014	-	2022	70	74
Net discount from beneficial conversion feature on convertible bond							(238)	(247)
Net discounts							(39)	(45)
							24,500	24,341
Less current portion							(428)	(379)
Long-term debt, financing and capital lease obligations							$24,072	$23,962
As of March 31, 2013, Sprint Nextel Corporation, the parent corporation, had $16.9 billion in principal amount of debt outstanding, including amounts drawn under the credit facilities. In addition, as of March 31, 2013, $7.1 billion in principal amount of our long-term debt issued by 100% owned subsidiaries was fully and unconditionally guaranteed by the parent. The indentures and financing arrangements governing certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments, net of amounts capitalized of $15 million and $115 million, totaled $305 million and $179 million during the three-month periods ended March 31, 2013 and 2012, respectively.
Notes
Notes consist of senior notes, guaranteed notes, and convertible bonds, all of which are unsecured, as well as secured notes of iPCS, Inc. (iPCS), which are secured solely with the underlying assets of iPCS. Cash interest on all of the notes is generally payable semi-annually in arrears. As of March 31, 2013, approximately $19.8 billion of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of March 31, 2013, approximately $11.1 billion of our senior notes and guaranteed notes as well as the outstanding amount under our $3.1 billion convertible bond issuance to New Sprint provide holders with the

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

right to require us to repurchase the notes if a change of control triggering event (as defined in our indentures and supplemental indentures governing applicable notes) occurs, which includes both a change of control and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. If we are required to make a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest. A change in control resulting from the SoftBank Merger has been excluded as a triggering event for the $11.1 billion of our senior notes and guaranteed notes which are subject to both a change in control and ratings decline as well as the $3.1 billion convertible bond issuance which is subject only to a change in control.
Credit Facilities
On February 28, 2013, we entered into a new $2.8 billion unsecured bank revolving credit facility that expires in February 2018 with an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. This new bank credit facility replaced the $2.2 billion revolving credit facility that was due to expire in October 2013. As of March 31, 2013, approximately $925 million in letters of credit were outstanding under our $2.8 billion unsecured revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order").
In addition, certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the ability of the Company and its subsidiaries' ability to incur indebtedness, and limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures. The Company is currently limited by a restriction of debt incurrence in Sprint Nextel Corporation's 9.25% Senior Notes due in 2022 (2022 Notes) with $200 million in principal amount outstanding. This restriction, however, would be substantially mitigated if the SoftBank Merger occurs, in which case the $3.1 billion convertible bond issued to New Sprint would convert to common stock, or if we exercise any one of several options, including defeasance of the 2022 Notes. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, as well as the restrictions of debt incurrence, the Company had approximately $1.5 billion of borrowing capacity available under the unsecured revolving bank credit facility as of March 31, 2013. On April 2, 2013, the unsecured revolving bank credit facility was amended to provide additional lender commitments to bring our total revolver capacity to $3.0 billion. The unsecured Export Development Canada (EDC) loan agreement was amended on March 12, 2013, to provide for terms similar to those of the new unsecured revolving bank credit facility, except that under the terms of the EDC loan, repayments of outstanding amounts cannot be re-drawn. As of March 31, 2013, the EDC loan was fully drawn.
As of March 31, 2013, we had fully drawn the first tranche of the secured equipment credit facility totaling $500 million and made a regularly scheduled principal repayment of $55 million. Under the terms of the facility, repayments of outstanding amounts cannot be re-drawn. The second tranche of $500 million is available to draw upon from April 1, 2013 through May 31, 2014, although the use of such funds is limited to equipment-related purchases from Ericsson. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent.
Under the terms of the secured equipment credit facility, if a change of control occurs, we will be required to repay all outstanding balances in the amount of $445 million as of March 31, 2013. Sprint is currently in discussions with the existing lender under this arrangement to obtain waivers for the proposed SoftBank transaction.
Financing, Capital Lease and Other Obligations
We have approximately 3,000 cell sites that we sold and subsequently leased back. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our property, plant and equipment due to our continued involvement with the property sold and the transaction is

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

accounted for as a financing. Our capital lease and other obligations are primarily for the use of wireless network equipment.
Covenants
As of March 31, 2013, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. As of March 31, 2013, we own a 50.2% non-controlling voting interest interest in Clearwire. As a result, Clearwire could be, and if the Clearwire Acquisition is consummated, Clearwire would be, considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. However, Sprint does maintain the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%, which, if exercised would eliminate the potential for Clearwire to be considered a subsidiary of Sprint. Certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. We believe the unilateral rights significantly mitigate the possibility of an event that would cross-default against Sprint's debt obligations.
We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items (adjusted EBITDA), as defined in the credit facilities, exceeds 2.5 to 1.0.

Note 10.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
For the three-month period ended March 31, 2013, we recognized costs of $8 million solely attributable to our Wireless segment, primarily related to lease exit costs associated with taking certain Nextel platform sites off-air in 2012, for which we no longer expect to receive any economic benefit. We also recognized $17 million ($14 million Wireless; $3 million Wireline) of severance related primarily to selective reductions in force. In addition, for the three-month period ended March 31, 2013, we recognized costs of $7 million ($4 million Wireless; $3 million Wireline) in "Cost of services and products" related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. We did not recognize any severance or exit costs in the three-month period ended March 31, 2012. Based on management's network modernization plan, and subject to change based upon completion of proposed business transactions and acquisitions (see Note 3), we expect to incur significant additional exit costs in the future as we continue to take Nextel platform sites off-air and transition our existing backhaul architecture to a replacement technology for our remaining network sites. We estimate the amount of lease exit costs to be recognized in future periods for sites estimated to be taken off-air as well as other costs associated with executory contracts, such as backhaul access contracts, which will have no future economic benefit to be approximately $500 to $600 million during 2013, depending upon the timing and remaining expected contractual payments.
The following provides the activity in the severance and exit costs liability included in "Accounts payable", "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

		2013 Activity
	December 31, 2012	Net Expense	Cash Payments and Other	March 31, 2013
	(in millions)
Lease exit costs	$190	$8	$(31)	$167
Severance costs	11	17	(6)	22
Access exit costs	43	7	(1)	49
	$244	$32	$(38)	$238

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Asset Impairments
There were no items recorded as asset impairments in the three-month period ended March 31, 2013. For the three-month period ended March 31, 2012, we recorded asset impairments of $84 million of construction in progress costs consisting of $18 million associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared in the first quarter 2012.

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Income tax benefit at the federal statutory rate	$212	$289
Effect of:
State income taxes, net of federal income tax effect	16	25
Change in valuation allowance	(265)	(348)
Other, net	(1)	(3)
Income tax expense	$(38)	$(37)
Effective income tax rate	(6.3)%	(4.5)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of consecutive annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $265 million and $348 million for the three-month periods ended March 31, 2013 and 2012, respectively, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the periods. The valuation allowance was $5.9 billion and $5.7 billion as of March 31, 2013 and December 31, 2012, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax expense of $38 million and $37 million for the three-month periods ended March 31, 2013 and 2012, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period.
As of March 31, 2013 and December 31, 2012, we maintained a liability related to unrecognized tax benefits of $180 million and $171 million, respectively. Cash received or paid for income taxes was insignificant during the three-month periods ended March 31, 2013 and 2012.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and we have opposed that motion. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
In addition, five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we are in the discovery phase of the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
In addition, the Company has received several complaints purporting to assert claims on behalf of Sprint shareholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases pending in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 12, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. The Plaintiffs in these cases filed an amended complaint and a motion for preliminary injunction on March 22, 2013. Plaintiffs filed a motion to certify the consolidated cases as a class action on March 29, 2013, and we have opposed that motion. There is one case filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position or results of operations.
The Company is also a defendant in several complaints filed by shareholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint, and related claims and otherwise challenging the Clearwire Acquisition. There are four suits pending in Chancery Court in Delaware: Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; and Litwin, et al. v. Sprint Nextel Corp., et al., filed January 2,

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2013. There is one case filed in state court in King County, Washington, in which Sprint is a party, and that case and two other cases in which Sprint is not a party have been stayed in favor of the Delaware proceedings: Rowe, et al. v. Clearwire Corp., et al., filed December 31, 2012. We have become aware of another suit filed by Cleawire shareholders on April 26, 2013 in Chancery Court in Delaware challenging the Clearwire Acquisition, entitled ACP Master, LTD, et al. v. Sprint Nextel Corporation, et al. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position or results of operations.
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
Spectrum Reconfiguration Obligations
In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band (the "Report and Order"). The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Also, in exchange, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band; however, we were required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC. We completed all of our 1.9 GHz incumbent relocation and reimbursement obligations in the second half of 2010.
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. We submit the qualified 800 MHz relocation costs to the FCC for review for potential letter of credit reductions on a periodic basis. As a result of these reviews, our letter of credit was reduced from $2.5 billion at the start of the project to $859 million as of March 31, 2013, as approved by the FCC.
Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.2 billion, of which $45 million was incurred related to FCC licenses during the three-month period ended March 31, 2013. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. Regardless, we continue to estimate that total eligible direct costs attributable to the spectrum reconfigurations will exceed the minimum cash obligation of $2.8 billion. This estimate is dependent on significant assumptions including the final licensee costs and costs associated with relocating licensees in the Mexican border region for which there is currently no approved border plan. As required by the Report and Order, the letter of credit had a minimum of $850 million, which was largely intended to protect both the relocating licensees as well as the United States Treasury

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

should an anti-windfall payment be necessary. Given the significant progress that has been made, the total amounts spent to date, and the remaining forecasted amounts to be spent by the licensees, Sprint believes it is reasonable to allow the letter of credit to be reduced below $850 million. Accordingly, in January 2013, we submitted a Request for Declaratory Ruling to the FCC requesting two items: (i) that it declare that Sprint will not owe any anti-windfall payment to the US Treasury, because we have exceeded the $2.8 billion of required expenditures, and (ii) that the FCC remove the $850 million minimum for the letter of credit and allow further reductions based on quarterly estimates of remaining obligations. This Request for Declaratory Ruling is pending before the FCC.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays Sprint's access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. On May 24, 2012, the FCC revised its rules to authorize Sprint to deploy wireless broadband services, such as CDMA and LTE, on its 800 MHz spectrum, including channels that become available to Sprint upon completion of the 800 MHz band reconfiguration program.We anticipate that the continuing reconfiguration progress will be sufficient to support the 800 MHz portion of Sprint’s Network Vision rollout.

Note 13.	Per Share Data
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 43 million and 12 million shares as of March 31, 2013 and 2012, respectively. In addition, all 590 million shares issuable upon the conversion of our convertible bond issued to New Sprint would also be dilutive to earnings per common share. However, all such potentially dilutive shares were antidilutive for the three-month periods ended March 31, 2013 and 2012 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2013
Net operating revenues	$8,089	$702	$2	$8,793
Inter-segment revenues(1)	—	191	(191)	—
Total segment operating expenses	(6,694)	(765)	190	(7,269)
Segment earnings	$1,395	$128	$1	1,524
Less:
Depreciation and amortization				(1,492)
Other, net(2)				(3)
Operating loss				29
Interest expense				(432)
Equity in losses of unconsolidated investments and other, net			$(202)	(202)
Loss before income taxes				$(605)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2012
Net operating revenues	$7,950	$781	$3	$8,734
Inter-segment revenues(1)	—	217	(217)	—
Total segment operating expenses	(6,898)	(837)	214	(7,521)
Segment earnings	$1,052	$161	$—	1,213
Less:
Depreciation and amortization				(1,666)
Other, net(2)				198
Operating income				(255)
Interest expense				(298)
Equity in losses of unconsolidated investments and other, net			$(273)	(273)
Loss before income taxes				$(826)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended March 31, 2013	$1,270	$64	$47	$1,381
Capital expenditures for the three months ended March 31, 2012	$678	$47	$58	$783
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Other, net for the three-month period ended March 31, 2013 consists of severance and exit costs, partially offset by favorable developments in connection with an E911 regulatory tax-related contingency. Other, net for the three-month period ended March 31, 2012 consists of net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared, a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods, partially offset by asset impairments totaling $84 million.

SPRINT NEXTEL CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2013
Wireless services	$7,143	$—	$—	$7,143
Wireless equipment	813	—	—	813
Voice	—	352	(99)	253
Data	—	94	(46)	48
Internet	—	434	(47)	387
Other	133	13	3	149
Total net operating revenues	$8,089	$893	$(189)	$8,793

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2012
Wireless services	$7,112	$—	$—	$7,112
Wireless equipment	735	—	—	735
Voice	—	417	(127)	290
Data	—	108	(44)	64
Internet	—	453	(46)	407
Other	103	20	3	126
Total net operating revenues	$7,950	$998	$(214)	$8,734
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Nextel Corporation, including its consolidated subsidiaries (“Sprint,” “we,” “us,” “our” or the “Company”), is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. The communications industry has been and will continue to be highly competitive on the basis of the quality and types of services and devices offered, as well as price. We are currently undergoing a significant multi-year program, Network Vision, to upgrade our existing wireless communication network, including the decommissioning of our Nextel platform for which we expect to re-purpose valuable spectrum resources that currently support the Nextel platform (see “Overview - Network Vision”). To support our business strategy and expected capital requirements associated with Network Vision, we entered into a new $3.0 billion unsecured revolving credit facility in 2013 and in 2012 we raised debt financing of approximately $8.9 billion in addition to executing a $1.0 billion secured equipment credit facility with a remaining borrowing capacity of the second tranche totaling $500 million, which was available to draw beginning April 1, 2013. (see “Liquidity and Capital Resources”).
In the first quarter 2012, we formalized our plans to decommission the Nextel platform and ceased using approximately one-third, or 9,600 of the Nextel platform cell sites in the middle of 2012. We expect the remainder of the Nextel platform, or approximately 20,000 sites, to be shut-down on June 30, 2013. As we execute on the planned shut-down of the Nextel platform, we expect continued subscriber losses on the Nextel platform through June 30, 2013; however, we intend to achieve subscriber growth on the Sprint platform by focusing on the addition of profitable subscribers, including the recapture of subscribers from the Nextel platform. Despite the overall reduction in postpaid subscribers, primarily as a result of our action to shut-down the Nextel platform, we experienced slight growth in net operating revenue during the three-month period ended March 31, 2013 as compared to the three-month period ended March 31, 2012, related primarily to the continued adoption of smartphones and the premium data add-on charge.
During the first quarter 2013, the Nextel postpaid platform incurred approximately 572,000 net postpaid subscriber losses of which 264,000 were recaptured on the Sprint platform. During the three-month period ended March 31, 2013, we achieved a recapture rate of approximately 46% of the Nextel platform postpaid subscribers, based on net postpaid subscribers that terminated service on the Nextel platform during that same period and activated service on the Sprint platform. In addition, recaptured Nextel platform subscribers, on average, carry a slightly higher average revenue per subscriber on the Sprint platform as compared to the Nextel platform as a result of smartphone adoption by such subscribers. At March 31, 2013, there were approximately 1.3 million Nextel platform subscribers, of which approximately 1.1 million and 255,000 represent postpaid and prepaid, respectively. More than 80% of the remaining 1.1 million Nextel platform postpaid subscribers represent business accounts. Although we will continue to pursue the recapture of these subscribers, we expect the level of competition for these subscribers to cause the rate of recapture to decline to 30-40% during the three-month period ended June 30, 2013. Prospectively, our efforts are expected to continue to focus on profitable growth through service provided on an enhanced wireless network on the Sprint platform while continuing to achieve our key priorities.
Description of the Company
We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services, and one of the largest Internet carriers in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN), or Internet protocol (IP) technologies. We also offer fourth generation (4G) services through our deployment of Long Term Evolution (LTE) as part of Network Vision and also utilize Worldwide Interoperability for Microwave Access (WiMAX) technology through our mobile virtual network operator (MVNO) wholesale relationship with Clearwire Corporation and its subsidiary Clearwire Communications LLC (together "Clearwire"). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand.
In our postpaid portfolio we have reduced confusion over consumer pricing plans and complex bills with our Simply Everything® and Everything Data plans and our Any Mobile AnytimeSM feature. We also offer price plans tailored to business subscribers such as Business Advantage, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile Anytime feature with certain plans. In January 2013, we introduced Sprint As You GoSM which offers unlimited talk, text and data while on the Sprint network paired with the flexibility of a monthly no-contract plan, which is available with select devices. Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. Our multi-functional device portfolio includes many cutting edge devices from various original equipment manufacturers (OEMs). Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices. Our networks can also be accessed through our portfolio of embedded tablets and laptop devices.
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
We support the open development of applications, content, and devices on our network platforms through products and services such as Google Voice™, which allows for functionality such as one phone number for all devices (home, wireless, office, etc.), routing calls between devices, and in-call options to switch between devices during a call, and Google Wallet™, which provides the ability to store loyalty, gift and credit cards, and to tap and pay while you shop using your wireless device. We also support Sprint Guardian, a collection of mobile safety and device security bundles that provide families relevant tools to help stay safe and secure, and Pinsight Media+, a new advertising service giving advertisers the power to reach consumers on their mobile device by providing more relevant advertising based on information consumers choose to share about their location and mobile Web browsing history. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices such as the Chrysler Group's UConnect® Access in-vehicle communications system which enables hand free phone calls, and the ability to access music, navigation, and other applications and services through cell connections built into the vehicle. Other connected devices include OEM devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
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

Business Strategy and Key Priorities
Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around achieving the following three key priorities:

•	Improve the customer experience;

•	Strengthen our brands; and

•	Generate operating cash flow.
To simplify and improve the customer experience, we continue to offer Ready Now, which educates our subscribers on how to use their mobile devices before they leave the store. For our business customers, we aim to increase their productivity by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to retain and acquire both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution, and calls per subscriber.
In addition to our improvements in the customer experience, we continue to strengthen our brand through offering a broad selection of some of the most desired and iconic devices while focusing on continued enhancements to our network and our upgrade to LTE. We distinguish the Sprint brand from other wireless providers through our offerings of Truly UnlimitedSM data, text and calling to any mobile, any time. We have improved our net promoter score as compared to last year as to how likely it is for customers to recommend Sprint to a friend or colleague. We have also been named one of the nation's greenest companies.
In addition to our brand and customer-oriented goals, we continue to focus on generating increased operating cash flow through competitive rate plans for postpaid and prepaid subscribers, multi-branded strategies, and effectively managing our cost structure. Certain of our strategic decisions, such as Network Vision and the availability of the iPhone®, which on average carries a higher equipment net subsidy, will result in a reduction in cash flows from operations in the near term. However, we believe these actions will generate long-term benefits, including growth in valuable postpaid subscribers, a reduction in variable cost of service per unit and long-term accretion to cash flows from operations. See “Liquidity and Capital Resources” for more information.
Proposed Business Transactions
On October 15, 2012 we entered into an Agreement and Plan of Merger (Merger Agreement) with SOFTBANK CORP., a kabushiki kaisha organized and existing under the laws of Japan, and certain of its wholly-owned subsidiaries (together, "SoftBank"). Upon consummation of the merger (SoftBank Merger), (i) Sprint will become a wholly-owned subsidiary of a subsidiary of SoftBank (New Sprint), (ii) New Sprint will be a publicly traded company, (iii) SoftBank will indirectly own approximately 70% of New Sprint on a fully diluted basis, and (iv) the former shareholders and other equityholders of Sprint will own approximately 30% of the fully diluted equity of New Sprint. The SoftBank merger is subject to various conditions, including receipt of required regulatory approvals and approval of Sprint's shareholders, and is currently expected to close no earlier than July 1, 2013.
In addition, on October 15, 2012, Sprint and SoftBank entered into a Bond Purchase Agreement (Bond Agreement), and on October 22, 2012, Sprint issued a convertible bond (Bond) under the Bond Agreement to New Sprint with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019. The Bond is convertible into approximately 590 million shares of Sprint common stock, subject to adjustment. The Bond will convert into shares of Sprint common stock immediately prior to consummation of the SoftBank Merger and may not otherwise be converted prior to the termination of the Merger Agreement.
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

On December 17, 2012, Sprint entered into a merger agreement with Clearwire Corporation to acquire all of the remaining equity interests in Clearwire Corporation that we do not currently own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint have entered into a financing agreement that provides up to $800 million of additional financing for Clearwire in the form of exchangeable notes (Clearwire Exchangeable Notes), due June 2018, which will be exchangeable for Clearwire common stock at $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreement, Sprint has agreed to purchase $80 million of Clearwire Exchangeable Notes per month for up to ten months beginning in January 2013, with some of the monthly purchases subject to certain funding conditions, including conditions relating to approval of the Clearwire Acquisition by Clearwire's shareholders and the parties agreeing to a network build out plan.
On January 31, 2013 Sprint and Clearwire entered into an amendment to the financing agreement which extended the date the parties were to agree to a network build out plan from January 31, 2013 to February 28, 2013. On February 26, 2013, Sprint and Clearwire amended the Clearwire Exchangeable Notes agreement to remove the network build out condition to Sprint's obligation to provide financing for the last three draws (in August, September and October 2013). Accordingly, Clearwire, at its option, is eligible for the last three draws, totaling $240 million. Clearwire elected to forgo the first two draws, totaling $160 million, available under the financing agreement entered into in December 2012, and no longer has a right to borrow that amount. Beginning in March 2013, Clearwire elected to draw the full amount and issue Clearwire Exchangeable Notes totaling $80 million per month in each of March, April and May 2013. Sprint has funded this amount, totaling $240 million, related to Clearwire's elections to draw, of which $80 million was funded during the first quarter 2013.
DISH Network Proposal
On April 15, 2013, Sprint received an unsolicited proposal from DISH Network (DISH) to acquire Sprint for total consideration of $25.5 billion, consisting of $17.3 billion in cash and $8.2 billion in common stock (based on the closing price of DISH common stock on April 12, 2013). On April 22, 2013 Sprint announced that its Board of Directors formed a Special Committee of independent directors to review and carefully evaluate the proposal received from DISH with its financial and legal advisors consistent with its fiduciary and legal duties. The Special Committee plans to evaluate the proposal and additional information that the committee has requested from DISH and provide its assessment to the full Board in due course whether the proposal is, or is reasonably likely to lead to, a Superior Offer (as defined in the Agreement and Plan of Merger with SoftBank).
Network Vision
Network Vision will encompass approximately 38,000 cell sites. We have more than 13,500 sites on-air and have launched LTE in 88 cities. Further deployments of Network Vision technology, including LTE market launches and enhancements of our 3G technology, are expected to continue through the middle of 2014. We expect Network Vision to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites. Our expectation of financial savings is affected by multiple variables, including our expectation of the timeliness of deployment across our existing network footprint. The deployment of multi-mode technology is managed by Sprint but dependent upon three primary OEMs, each of which has responsibility for a geographical territory across the United States. During the second half of 2012, we experienced delays with vendor execution, backhaul connectivity delays, shortages in equipment such as fiber cable and antennas, as well as other regulatory and environmental issues. However, we expect that we will recover from these delays and we are still forecasting to have the majority of the sites on-air by the end of 2013 with expected completion of Network Vision deployment by the middle of 2014.
The deployment related to changes in technology have resulted in incremental charges during the period of implementation of our multi-mode technology and Nextel platform decommissioning including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012 with the remaining sites to be taken off-air on June 30, 2013. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through the expected benefit period of the underlying assets through 2013 and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of progress in taking Nextel platform sites off-air and progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense. The remaining net book value of Nextel platform assets as of March 31, 2013 was approximately $500 million, which we expect to recognize as depreciation expense for the quarter ended June 30, 2013, the expected date for shut-down of the Nextel platform. Additionally, we expect to incur approximately $500 to $600 million of exit costs in 2013 under tower lease agreements and executory contracts, such as backhaul and access contracts, as we continue to take off-air Nextel platform sites as well as transition our existing backhaul architecture to a replacement technology for our remaining network sites.
We are also experiencing increased data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones, which has required additional capital expenditures of legacy 3G Sprint platform equipment (legacy equipment). As we deploy Network Vision, we intend to maximize the use of previously deployed legacy equipment when possible; however, based on our capacity needs during the implementation period of Network Vision, we expect additional legacy equipment expenditures that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment have been shortened, as compared to similar prior capital expenditures, which we also expect will contribute to an increase in depreciation expense. There is approximately $1.0 billion in net book value of legacy equipment currently in-service with shortened estimated useful lives, which is resulting in accelerated depreciation as of March 31, 2013. In addition, capital expenditures of approximately $220 million related to legacy equipment are included in construction in progress as of March 31, 2013, which we also expect to have a shortened estimated useful life when placed in-service.

RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Wireless segment earnings	$1,395	$1,052
Wireline segment earnings	128	161
Corporate, other and eliminations	1	—
Consolidated segment earnings	1,524	1,213
Depreciation and amortization	(1,492)	(1,666)
Other, net	(3)	198
Operating income (loss)	29	(255)
Interest expense	(432)	(298)
Equity in losses of unconsolidated investments and other, net	(202)	(273)
Income tax expense	(38)	(37)
Net loss	$(643)	$(863)
Consolidated segment earnings increased $311 million, or 26%, in the three-month period ended March 31, 2013 as compared to the same period in 2012. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.
Depreciation and Amortization Expense
Depreciation expense decreased $168 million, or 11%, in the three-month period ended March 31, 2013 compared to the same period in 2012 primarily due to a reduction of accelerated depreciation related to Network Vision. The Network Vision deployment is resulting in incremental charges during the period of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which we expect to continue to have a material impact on our results of operations during 2013. The incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $360 million, of which the majority related to the Nextel platform, during the three-month period ended March 31, 2013 compared to $543 million for the same period in 2012. We expect total depreciation expense, which includes accelerated depreciation as well as the projected deployment of Network Vision equipment, to be lower in 2013 as compared to 2012, primarily as a result of our initial phase of taking Nextel platform sites off-air which occurred in the first half of 2012.
Amortization expense declined $6 million, or 8%, in the three-month period ended March 31, 2013 as compared to the same period in 2012, primarily due to amortization for customer relationship intangible assets which are amortized using the sum-of-the-months'-digits method, and resulted in higher amortization rates in early periods that have declined over time.
Other, net
The following table provides additional information of items included in “Other, net” for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Severance, exit costs and asset impairments	$(25)	$(84)
Spectrum hosting contract termination	—	236
Gains from asset dispositions and exchanges	—	29
Other	22	17
Total	$(3)	$198
Other, net represented an expense of $3 million in the three-month period ended March 31, 2013 as compared to a benefit of $198 million in the same period in 2012. Severance, exit costs, and asset impairments in the first quarter 2013 include $17 million of severance primarily associated with selective reductions in force and $8 million of lease exit costs associated with taking certain Nextel platform sites off-air. Severance, exit costs, and asset impairments in the first quarter 2012 include asset impairments, which consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared in the first quarter 2012. The spectrum hosting contract termination in the first quarter 2012 was due to the recognition of $236 million of the total $310 million paid by LightSquared in 2011 as operating income in "Other, net" due to the termination of our spectrum hosting arrangement with LiqhtSquared. A favorable ruling by the Texas Supreme Court in connection with the taxation of E911 services resulted in a non-cash benefit of $22 million in the first quarter 2013 while the first quarter 2012 benefit resulted from favorable developments relating to access cost disputes with certain exchange carriers.
Interest Expense
Interest expense increased $134 million, or 45%, in the three-month period ended March 31, 2013 as compared to the same period in 2012, primarily due to reductions in the amount of interest capitalized related to spectrum licenses. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $24.5 billion and $20.8 billion was 7.3% and 7.9% for the three-month periods ended March 31, 2013 and 2012, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments and Other, net
Equity in losses of unconsolidated investments and other, net primarily consists of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity in losses associated with our investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, Sprint's impairment, if any, of its investment in Clearwire, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Equity in losses from Clearwire were $202 million and $290 million for the three-month periods ended March 31, 2013 and 2012, respectively. Equity in losses from Clearwire for the three-month period ended March 31, 2012 includes charges of approximately $40 million, which are associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans. A decline in the estimated fair value of Clearwire may require us to evaluate the decline in relation to the carrying value of our investment in Clearwire. A conclusion by us that additional declines in the estimated fair value of Clearwire are other than temporary could result in an additional impairment of a portion, or all, of our remaining carrying value of $472 million as of March 31, 2013. Each $.10 per share change in the value of Clearwire's traded stock price results in a $73.9 million change in the estimated fair value of our equity investment based on Sprint's equity ownership as of March 31, 2013.
Income Tax Expense
The consolidated effective tax rate was an expense of approximately 6% and 5% during the three-month periods ended March 31, 2013 and 2012, respectively. The income tax expense for the three-month periods ended March 31, 2013 and 2012 was primarily attributable to taxable temporary differences from amortization of FCC licenses and includes a $265 million and a $348 million net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. We do not expect to record significant tax benefits on future net operating losses until circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless service revenue, the sale of wireless devices and accessories, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.
As shown by the table above under “Results of Operations,” Wireless segment earnings represented approximately 92% of our total consolidated segment earnings as of March 31, 2013. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU). Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform postpaid offerings as well as increased equipment net subsidy from smartphones. Most recently, our decision to shut-down the Nextel platform has accelerated the loss of subscribers on that platform; however, we have focused our efforts on recapturing these subscribers on our Sprint platform resulting in the recapture of approximately 2.3 million Nextel platform postpaid subscribers beginning with the first quarter 2011. As of March 31, 2013, we had approximately 1.3 million subscribers remaining on the Nextel platform and we expect to recapture approximately 30-40% of these subscribers on the Sprint platform. In addition, we have taken initiatives to strengthen the Sprint brand and continue to increase market awareness of the improvements that have been achieved in the customer experience. We have also introduced new devices, including the iPhone® in the fourth quarter 2011 and the iPad® in the fourth quarter 2012, improving our overall lineup and providing a competitive portfolio for customer selection.

The following table provides an overview of the results of operations of our Wireless segment for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
Wireless Segment Earnings	2013	2012
	(in millions)
Sprint platform	$5,773	$5,408
Nextel platform	143	500
Total postpaid	5,916	5,908
Sprint platform	1,194	1,016
Nextel platform	33	188
Total prepaid	1,227	1,204
Retail service revenue	7,143	7,112
Wholesale, affiliate and other revenue	133	103
Total service revenue	7,276	7,215
Cost of services (exclusive of depreciation and amortization)	(2,171)	(2,289)
Service gross margin	5,105	4,926
Service gross margin percentage	70%	68%
Equipment revenue	813	735
Cost of products	(2,293)	(2,298)
Equipment net subsidy	(1,480)	(1,563)
Equipment net subsidy percentage	(182)%	(213)%
Selling, general and administrative expense	(2,230)	(2,311)
Wireless segment earnings	$1,395	$1,052
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue slightly increased $31 million for the three-month period ended March 31, 2013 as compared to the same period in 2012. The increase was driven by continued subscriber growth from our prepaid brands as subscribers are choosing higher rate plans as a result of the increased availability of smartphones. In addition, Sprint platform postpaid service revenue increased due to our $10 premium data add-on charge required for all smartphones and continued popularity of unlimited and bundled plans combined with other fee increases, as well as a reduction in the number of customers eligible for certain plan discounts due to policy changes and fewer customer credits.
Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $30 million, or 29%, for the three-month period ended March 31, 2013 as compared to the same period in 2012 primarily as a result of growth in our MVNO's reselling prepaid services combined with slight growth in connected devices and the reselling of postpaid services. Approximately 35% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and ARPU for the three-month periods ended March 31, 2013 and 2012. Additional information about the number of subscribers, net additions (losses) to subscribers, ARPU, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2012 may be found in the tables on the following pages.

	Three Months Ended
	March 31,
	2013	2012
	(subscribers in thousands)
Average postpaid subscribers	31,566	32,893
Average prepaid subscribers	15,686	14,965
Average retail subscribers	47,252	47,858
ARPU(1):
Postpaid	$62.47	$59.88
Prepaid	$26.08	$26.82
Average retail	$50.39	$49.54
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

Postpaid ARPU for the three-month period ended March 31, 2013 increased as compared to the same period in 2012 primarily due to increased revenues from the $10 premium data add-on charges for all smartphones combined with other fee increases and a reduction in the number of customers eligible for certain plan discounts due to policy changes and fewer customer credits. We expect Sprint platform ARPU growth during 2013, associated with the $10 premium data add-on charges for all smartphones which was launched in January 2011, at a slower rate than in 2012 as a significant portion of the Sprint platform subscriber base has adopted smartphones. Prepaid ARPU for the three-month period ended March 31, 2013 declined compared to the same period in 2012 primarily as a result of a decrease in ARPU for our Assurance Wireless brand due to a lower number of active subscribers as a percentage of the average number of subscribers, primarily as a result of the recertification process, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans due to the increased availability of smartphones.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers , and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the first quarter 2012.

	March 31, 2012	June 30, 2012	September 30, 2012	December 30, 2012	March 31, 2013
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	263	442	410	401	12
Prepaid	870	451	459	525	568
Wholesale and affiliates	785	388	14	(243)	(224)
Total Sprint platform	1,918	1,281	883	683	356
Nextel platform:
Postpaid	(455)	(688)	(866)	(644)	(572)
Prepaid	(381)	(310)	(440)	(376)	(199)
Total Nextel platform	(836)	(998)	(1,306)	(1,020)	(771)

Total retail postpaid	(192)	(246)	(456)	(243)	(560)
Total retail prepaid	489	141	19	149	369
Total wholesale and affiliate	785	388	14	(243)	(224)
Total Wireless	1,082	283	(423)	(337)	(415)

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(3)	28,992	29,434	29,844	30,245	30,257
Prepaid	13,698	14,149	14,608	15,133	15,701
Wholesale and affiliates(2)(3)	8,003	8,391	8,405	8,162	7,938
Total Sprint platform	50,693	51,974	52,857	53,540	53,896
Nextel platform:
Postpaid	3,830	3,142	2,276	1,632	1,060
Prepaid	1,580	1,270	830	454	255
Total Nextel platform	5,410	4,412	3,106	2,086	1,315

Total retail postpaid(3)	32,822	32,576	32,120	31,877	31,317
Total retail prepaid	15,278	15,419	15,438	15,587	15,956
Total wholesale and affiliates(2)(3)	8,003	8,391	8,405	8,162	7,938
Total Wireless	56,103	56,386	55,963	55,626	55,211

Supplemental data - connected devices
End of period subscribers (in thousands)(3)
Retail postpaid	791	809	817	813	824
Wholesale and affiliates	2,217	2,361	2,542	2,670	2,803
Total	3,008	3,170	3,359	3,483	3,627
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

(2)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 907,000 subscribers at March 31, 2013 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the three-month period ended March 31, 2013.

(3)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn, (b) our recapture of Nextel platform subscribers that deactivated but remained as customers on the Sprint platform, and (c) our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the first quarter 2012.

	March 31, 2012	June 30, 2012	September 30, 2012	December 30, 2012	March 31, 2013
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.00%	1.69%	1.88%	1.98%	1.84%
Prepaid	2.92%	3.16%	2.93%	3.02%	3.05%
Nextel platform:
Postpaid	2.09%	2.56%	4.38%	5.27%	7.57%
Prepaid	8.73%	7.18%	9.39%	9.79%	12.46%

Total retail postpaid	2.01%	1.79%	2.09%	2.18%	2.09%
Total retail prepaid	3.61%	3.53%	3.37%	3.30%	3.26%

Nextel platform subscriber recaptures
Rate(2):
Postpaid	46%	60%	59%	51%	46%
Prepaid	23%	32%	34%	50%	34%
Subscribers(3):
Postpaid	228	431	516	333	264
Prepaid	137	143	152	188	67

ARPU
Sprint platform:
Postpaid	$62.55	$63.38	$63.21	$63.04	$63.67
Prepaid	$25.64	$25.49	$26.19	$26.30	$25.95
Nextel platform:
Postpaid	$40.94	$40.25	$38.65	$37.27	$35.43
Prepaid	$35.68	$37.20	$34.73	$35.59	$31.75

Total retail postpaid	$59.88	$60.88	$61.18	$61.47	$62.47
Total retail prepaid	$26.82	$26.59	$26.77	$26.69	$26.08
_______________________

(1)
Churn is calculated by dividing net subscriber deactivations for the quarter by the sum of the average number of subscribers for each month in the quarter. For postpaid accounts comprising multiple subscribers, such as family plans and enterprise accounts, net deactivations are defined as deactivations in excess of subscriber activations in a particular account within 30 days. Postpaid and Prepaid churn consist of both voluntary churn, where the subscriber makes his or her own determination to cease being a subscriber, and involuntary churn, where the subscriber's service is terminated due to a lack of payment or other reasons.

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

Subscriber Results
In the first quarter 2012, we formalized our plan to decommission the Nextel platform as part of Network Vision and expect to shut-down the Nextel platform on June 30, 2013. During 2012 and through the first quarter 2013, we have focused our efforts on recapturing Nextel platform subscribers to our ongoing Sprint platform. As a result of these efforts, we successfully recaptured 46% and 34% of the postpaid and prepaid subscribers, respectively, that deactivated service from the Nextel platform during the first quarter 2013. As of March 31, 2013, we had approximately 1.3 million subscribers remaining on the Nextel platform. We expect to recapture approximately 30-40% of the remaining Nextel platform subscribers on the Sprint platform. Accordingly, as we execute on the planned shut-down of the Nextel platform, we will continue to experience subscriber losses on the Nextel platform through June 30, 2013, the end of life of the Nextel platform. In addition to our focused effort on Nextel platform recaptures, we will continue to focus on the retention of existing Sprint platform subscribers as well as the acquisition of profitable subscribers to achieve growth on the Sprint platform.
The following sections, Sprint Platform Subscribers and Nextel Platform Subscribers, discuss the subscriber results by platform for the three-month period ended March 31, 2013 as compared to the same period 2012. This information should be read in conjunction with the prior section titled Average Monthly Service Revenue per Subscriber and Subscriber Trends.
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended March 31, 2013, we added 12,000 net postpaid subscribers as compared to adding 263,000 in the same period 2012. Our net postpaid subscriber additions during the three-month periods ended March 31, 2013 and 2012, included approximately 264,000 and 228,000 postpaid subscribers that deactivated service on the Nextel platform, respectively. Sprint platform postpaid gross additions declined approximately 20% for the first quarter 2013 as compared to the first quarter 2012 resulting from our continued focus on Nextel recaptures, an industry-wide reduction in postpaid decisions, and a reduction in Sprint's share of postpaid gross additions.
Retail Prepaid — During the three-month period ended March 31, 2013, we added 568,000 net prepaid subscribers as compared to adding 870,000 in the same period 2012. Our decrease in net prepaid subscriber additions was driven primarily by a decline in gross subscriber additions on Assurance Wireless due to lower response rates and a lower customer application approval rate resulting from complexities associated with new federal regulations combined with fewer market launches. In addition, our net prepaid subscriber additions during the three-month periods ended March 31, 2013 and 2012 included approximately 67,000 and 137,000 prepaid subscribers, respectively, that deactivated service on the Nextel platform.
The federal Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must re-certify as to those requirements annually. New regulations in 2012, which impact all Lifeline carriers, impose stricter rules on the subscriber eligibility requirements and re-certification. These new regulations also required a one-time re-certification of the entire June 1, 2012 subscriber base by December 31, 2012. Subscribers who failed to respond by December 31, 2012 are subject to our prepaid churn rules as described below (or 365 days in a limited number of states). However, subscribers can re-apply prior to being deactivated and also have the ability to receive by-the-minute service at their own expense. As a result, we expect deactivations of approximately 1.3 to 1.4 million subscribers, representing approximately 30% of ending period Assurance subscribers as of March 31, 2013, which is expected to primarily impact the second quarter 2013. Although we expect a significant reduction in Assurance subscribers as a result of the one-time recertification process, our rate of recertification of existing subscribers is consistent with our historical recertification rates.
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

Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 7.9 million total subscribers included in wholesale and affiliates, approximately 35% represent connected devices. Wholesale and affiliate subscriber net losses were 224,000 during the three-month period ended March 31, 2013 as compared to net additions of 785,000 for the same period in 2012. Wholesale and affiliate subscriber net additions decreased by approximately 1 million for the three-month period ended March 31, 2013 compared to the same period one year ago, which was primarily attributable to reduced subscriber net additions from the Lifeline programs offered by our MVNO's selling prepaid services. The decrease in net additions to the Lifeline programs offered by our MVNO's is primarily affected by the new federal regulations, similar to the impact on our Assurance Wireless brand in Retail Prepaid above. We expect the new federal regulations related to the Lifeline programs will result in additional deactivations during 2013.
Nextel Platform Subscribers
During the three-month period ended March 31, 2013, our postpaid subscriber base was reduced by 572,000, of which approximately 264,000 were recaptured on the Sprint platform. We plan to retain Nextel platform push-to-talk subscribers by providing competitive offerings on the Sprint platform, which includes offerings on our multi-mode network, such as Sprint Direct Connect. During the three-month period ended March 31, 2013, our prepaid subscriber base was reduced by 199,000, of which approximately 67,000 were recaptured on the Sprint platform. We expect to continue a trend of net postpaid and prepaid subscriber losses on the Nextel platform through the June 30, 2013 shut-down period.
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
Cost of services decreased $118 million, or 5%, for the three-month period ended March 31, 2013 as compared to the same period in 2012, primarily reflecting a decrease in service and repair costs due to a decline in the volume and frequency of repairs, combined with reduced network costs such as rent and utilities related to the shut-down of the Nextel platform. Additionally, payments to third-party vendors for use of their proprietary data applications and premium services decreased as a result of more favorable contract rates and local and long distance network costs declined as a result of lower market rates. These decreases were partially offset by outside service costs related to the deployment of Network Vision and higher backhaul costs primarily due to increased capacity. As we achieved the 2012 plan to take 9,600 Nextel platform cell sites off-air, utility, backhaul and rent expense related to these sites began to decline in the last half of 2012. Further reductions are expected in the second half of 2013 as we expect to recognize the full amount of lease exit costs associated with the shut-down of the remaining Nextel platform cell sites by June 30, 2013.
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
Equipment revenue increased $78 million, or 11%, for the three-month period ended March 31, 2013 as compared to the same period in 2012. The increase in equipment revenue is primarily due to higher average sales prices per postpaid and prepaid device sold as well as increases in prepaid volumes, partially offset by fewer postpaid handsets sold. Cost of products declined $5 million for the three-month period ended March 31, 2013 as compared to the same period in 2012. The decrease in cost of products is primarily due to fewer postpaid handsets sold and an increase in vendor rebates, offset by higher average cost per device sold for postpaid and prepaid devices. Higher average sales prices and cost per device sold are both primarily driven by the continued popularity of more expensive smartphones.
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
Sales and marketing expense was $1.3 billion representing an increase of $8 million, or 1%, for the three-month period ended March 31, 2013 as compared to the same period in 2012. The increase was primarily due to higher media spend offset by a reduction in commissions expense resulting from our decrease in subscriber gross additions.
General and administrative costs were $924 million representing a decrease of $89 million, or 9%, for the three-month period ended March 31, 2013 as compared to the same period in 2012, primarily reflecting a decrease in bad debt expense, combined with a decrease in customer care costs primarily due to lower call volumes. Bad debt expense was $83 million for the three-month period ended March 31, 2013 representing a $53 million decrease as compared to bad debt expense of $136 million for the three-month period ended March 31, 2012. The decrease in bad debt expense reflects a decrease in the average write-off per account as well as a decline in involuntary churn. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. Our mix of prime postpaid subscribers to total postpaid subscribers was 82% for both the three-month periods ended March 31, 2013 and 2012.

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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to our cable MSO's have become large enough in scale that they have decided to in-source these services and, as a result, we expect this business to decline over time. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. Declines in wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment for the three-month periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
Wireline Segment Earnings	2013	2012
	(in millions)
Voice	$352	$417
Data	94	108
IP-Based Data Services	434	453
Other	13	20
Total net service revenue	893	998
Cost of services and products	(661)	(716)
Service gross margin	232	282
Service gross margin percentage	26%	28%
Selling, general and administrative expense	(104)	(121)
Wireline segment earnings	$128	$161
Wireline Revenue
Voice Revenues
Voice revenues decreased $65 million, or 16%, for the three-month period ended March 31, 2013 as compared to the same period in 2012 primarily driven by overall volume and price declines of which $20 million was related to the decline in prices for the sale of services to our Wireless segment in the three-month period ended March 31, 2013, as well as volume declines due to customer churn. Voice revenues generated from the sale of services to our Wireless segment represented 28% of total voice revenues for the three-month period ended March 31, 2013 as compared to 30% for the three-month period ended March 31, 2012.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line, and also includes asynchronous transfer mode (ATM), frame relay and managed network services bundled with non-IP-based data access. Data revenues decreased $14 million, or 13%, for the three-month period ended March 31, 2013 as compared to the same period in 2012 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services. Data revenues generated from the provision of services to the Wireless segment represented 49% of total data revenue for the three-month period ended March 31, 2013 as compared to 41% for the three-month period ended March 31, 2012.
IP-Based Data Services Revenue
IP-based data services revenue reflects sales of Internet services , including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $19 million, or 4%, for the three-month period ended March 31, 2013 as compared to the same period in 2012, primarily due to fewer IP customers, partially offset by revenues generated from the sale of services to our Wireless segment, which increased as a result of an increase in the requirements to support wireless customers' data traffic related to increased smartphone usage. Sale of services to our Wireless segment represented 11% of total Internet revenues in both the three-month period ended March 31, 2013 as compared to 10% for the three-month period ended March 31, 2012.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $7 million, or 35%, in the three-month period ended March 31, 2013, as compared to the same period in 2012.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $55 million, or 8%, in the three-month period ended March 31, 2013, as compared to the same period in 2012 primarily due to lower access expense as a result of declining voice, data and Internet volumes. Service gross margin percentage decreased from 28% in the three-month period ended March 31, 2012 to 26% in the three-month period ended March 31, 2013, primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $17 million, or 14%, in the three-month period ended March 31, 2013, as compared to the same period in 2012. The decrease was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in each of the three-month periods ended March 31, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	March 31,
	2013	2012
	(in millions)
Net cash provided by operating activities	$940	$978
Net cash used in investing activities	$(1,158)	$(1,295)
Net cash provided by financing activities	$142	$1,965
Operating Activities
Net cash provided by operating activities of approximately $940 million in the first three months of 2013 decreased $38 million from the same period in 2012. The decrease was due to increased vendor and labor-related payments of $344 million and increased cash paid for interest of approximately $126 million primarily as a result of less interest capitalized related to spectrum licenses used for Network Vision. Those increases were partially offset by increased cash received from customers of $417 million. The first quarter 2012 included $92 million of pension contribution payments in vendor and labor-related payments as compared to no pension contribution payments in the first quarter 2013.
Subscriber revenue earned but not billed represented about 7% and 9% of our accounts receivable balance as of March 31, 2013 and 2012, respectively.
Investing Activities
Net cash used in investing activities for the first three months of 2013 decreased by approximately $137 million from the same period in 2012, primarily due to increases of $1.1 billion in proceeds from sales and maturities of short-term investments partially offset by increases of $449 million in purchases of short-term investments and $598 million in capital expenditures. Increases in capital expenditures were primarily related to Network Vision spend. In addition, as part of the amended exchangeable notes agreement, Clearwire elected to draw $80 million in March 2013.
Financing Activities
Net cash provided by financing activities was $142 million during the first three months of 2013, which included net borrowings of approximately $149 million under the first tranche of our secured equipment credit facility.
Net cash provided by financing activities was $2.0 billion for the first three months of 2012, which included the issuances of $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020.
Working Capital
As of March 31, 2013, we had working capital of $4.2 billion compared to $4.9 billion as of December 31, 2012. Our working capital as of March 31, 2013 and December 31, 2012 includes accrued capital expenditures for unbilled services totaling approximately $1.4 billion and $900 million, respectively, related to Network Vision.
Available Liquidity
As of March 31, 2013 our liquidity was $9.3 billion which included cash, cash equivalents, short-term investments and available borrowing capacity under our revolving bank credit facility. Our cash, cash equivalents and short-term investments totaled $7.8 billion as of March 31, 2013 compared to $8.2 billion as of December 31, 2012. As of March 31, 2013, approximately $925 million in letters of credit were outstanding under our $2.8 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the ability of the Company and its subsidiaries to incur indebtedness, and limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures. The Company is currently limited by a restriction of debt incurrence in Sprint Nextel Corporation's 9.25% Senior Notes due in 2022 (2022 Notes) with $200 million in principal amount outstanding. This restriction, however, would be substantially mitigated if the SoftBank Merger occurs, in which case the $3.1 billion convertible bond issued to New Sprint would convert to common stock, or if we exercise any one of several options, including defeasance of the 2022 Notes. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, as well as the restrictions of debt incurrence, we had $1.5 billion of borrowing capacity available under the revolving bank credit facility as of March 31, 2013. On April 2, 2013, the unsecured revolving bank credit facility was amended to provide additional lender commitments to bring our total revolver capacity to $3.0 billion. Our revolving bank credit facility expires in February 2018. In addition, as of April 1, 2013, up to $500 million was available through May 31, 2014 under the second tranche of our secured equipment credit facility, although the use of such funds is limited to equipment-related purchases from Ericsson.

Strategic Initiatives
Apple Contract
Our commitment with Apple, Inc. to purchase a minimum number of smartphones, which on average, carry a higher subsidy per unit than other smartphones we sell, has had, and will continue to have, an expected increase in cash outflow and reduction in operating income in the earlier years of the contract until such time as we may recover the acquisition costs through subscriber revenue consistent with our initial forecast when we launched the iPhone. Since the launch of the iPhone, we have sold in excess of 10 million iPhones and continue to project that we will meet our minimum obligation over the contract term.
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
Bond Agreement
Pursuant to the Bond Agreement, on October 22, 2012, Sprint issued a convertible bond (Bond) to Starburst II, (New Sprint, a subsidiary of SoftBank) with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which is convertible into 590,476,190 shares of Sprint common stock at $5.25 per share, or approximately 16.4% upon conversion of the Bond (based on Sprint common shares outstanding as of March 31, 2013), subject to adjustment in accordance with the terms of the Bond Agreement. This conversion feature remains in effect in the event the SoftBank Merger does not close. Interest on the Bond is due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. Upon receipt of regulatory approval, the Bond will be converted into Sprint shares immediately prior to consummation of the SoftBank Merger and may not otherwise be converted prior to the termination of the Merger Agreement. Conversion of the Bond is subject to receipt of any required approvals and subject to receipt of a waiver under the Company's secured equipment credit facility. Subject to certain exceptions, SoftBank may not transfer the Bond without Sprint's consent.
Merger Agreement
Upon consummation of the SoftBank Merger, which is subject to various conditions, including shareholder and regulatory approval, SoftBank will fund New Sprint with additional capital of approximately $17.0 billion, of which approximately $12.1 billion will be distributed to Sprint shareholders as merger consideration with the remaining $4.9 billion held in the cash balance of New Sprint for general corporate purposes, including but not limited to the Clearwire Acquisition described below. Pursuant to the terms and subject to the conditions described in the Merger Agreement, upon consummation of the SoftBank Merger, outstanding shares of Sprint common stock, except as otherwise provided for in the Merger Agreement, will be converted, at the election of Sprint shareholders, into (i) cash in an amount equal to $7.30 for each share of Sprint common stock or (ii) one share of New Sprint common stock for each share of Sprint common stock, subject in each case to proration such that a shareholder may receive a combination of cash and New Sprint common stock.
Upon consummation of the SoftBank merger, SoftBank will receive a five-year warrant to purchase 54,579,924 shares in New Sprint at $5.25 per share which would yield approximately $300 million in proceeds upon exercise. Upon consummation of the SoftBank merger, (i) Sprint will become a wholly-owned subsidiary of New Sprint, (ii) New Sprint will be a publicly traded company, (iii) SoftBank will indirectly own approximately 70% of New Sprint on a fully diluted basis, and (iv) the former shareholders and other equityholders of Sprint will own approximately 30% of the fully diluted equity of New Sprint. The SoftBank Merger is subject to various conditions, including receipt of required regulatory approvals and approval of Sprint's shareholders, and is currently expected to close no earlier than July 1, 2013.
Under the terms of the secured equipment credit facility, consummation of the SoftBank Merger would constitute a change of control that would require repayment of all outstanding balances thereunder. Amounts outstanding under the secured equipment credit facility, which were approximately $445 million in the aggregate at March 31, 2013, would become due and payable at the time of closing. Sprint is currently in discussions with the existing lender under the secured equipment credit facility and intends to amend this facility to, among other things, exclude the SoftBank Merger from the change of control provisions.
Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint entered into a definitive agreement with U.S. Cellular to acquire PCS spectrum and approximately 585,000 customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint has agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to range from $130 million to $150 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. Sprint and U.S. Cellular will enter into transition services agreements as a condition to closing of the acquisition which will outline the terms of services to be provided by U.S. Cellular during the period after closing and prior to the transfer of the acquired customers to Sprint's network. In March 2013, we received FCC approval for the transaction, which is expected to close in May 2013.
Clearwire
On December 17, 2012, Sprint entered into a merger agreement with Clearwire Corporation to acquire all of the remaining equity interests of Clearwire Corporation that Sprint does not currently own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint have entered into a financing agreement that provides up to $800 million of additional financing for Clearwire in the form of 1% exchangeable notes (Clearwire Exchangeable Notes), due June 2018, which will be exchangeable for Clearwire common stock at $1.50 per share, subject to certain conditions. Under the financing agreement, Sprint has agreed to purchase $80 million of Clearwire Exchangeable Notes per month for up to ten months beginning in January 2013, with some of the monthly purchases subject to certain funding conditions, including conditions relating to approval of the Clearwire Acquisition by Clearwire's shareholders and the parties agreeing to a network build out plan. On January 31, 2013 Sprint and Clearwire entered into an amendment to the financing agreement which extended the date the parties were to agree to a network build out plan from January 31, 2013 to February 28, 2013. The Clearwire Acquisition is subject to customary regulatory approvals, is contingent on the consummation of the SoftBank Merger, and is expected to close in mid-2013.
On February 26, 2013, Sprint and Clearwire amended the financing agreement to remove the network build out condition to Sprint's obligation to provide financing for the last three draws (in August, September and October 2013). Accordingly, Clearwire, at its option, is eligible for the last three draws, totaling $240 million. Clearwire elected to forgo the first two draws, totaling $160 million, available under the financing agreement entered into in December 2012, and no longer has a right to borrow that amount. Beginning in March 2013, Clearwire elected to draw the full amount and issue Clearwire Exchangeable Notes totaling $80 million per month in each of March, April and May 2013. Sprint has funded this amount, totaling $240 million, related to Clearwire's elections to draw, of which $80 million was funded during the first quarter 2013.
The Clearwire Acquisition does not accelerate any of the stated maturity dates of Clearwire's debt; however, non-Sprint holders of Clearwire's 8.25% Exchangeable Notes due 2040 will have the right to require Clearwire to offer to repurchase all of those notes at an amount equal to 100% of the principal amount, plus any unpaid accrued interest at the repurchase date. If all non-Sprint holders required Clearwire to repurchase such notes, the total principal payment would be approximately $629 million.
Long-Term Debt
Approximately $204 million was drawn on the first tranche of our secured equipment credit facility in the first quarter 2013, which resulted in that tranche being fully drawn. We also made a regularly scheduled principal payment of $55 million which left an outstanding balance of $445 million on the first tranche as of March 31, 2013. The facility expires in March 2017 and is used to finance equipment-related purchases from Ericsson for Network

Vision. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent. The facility is equally divided into two consecutive tranches of $500 million, with drawdown availability contingent upon our equipment-related purchases from Ericsson, up to the maximum of each tranche, ending on May 31, 2013 and May 31, 2014, for the first and second tranche, respectively. Repayments of outstanding amounts on the secured equipment credit facility cannot be re-drawn.
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
The terms and conditions of our new revolving bank credit facility, which expires in February 2018, require that the ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not exceed 6.25 to 1.0 through June 30, 2014. Subsequent to June 30, 2014 the Leverage Ratio declines on a scheduled basis, as determined by the credit agreement, until the ratio becomes fixed at 4.0 to 1.0 for the fiscal quarter ended December 31, 2016 and each fiscal quarter ending thereafter. The unsecured EDC agreement was amended on March 12, 2013, to provide for terms similar to those of the amended revolving bank credit facility, except that under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. As of March 31, 2013, our Leverage Ratio, as defined by the new revolving credit facility and amended EDC agreement, was 4.2 to 1.0. As of December 31, 2012, our Leverage Ratio, as defined by the prior revolving credit facility and EDC agreement, was 3.7 to 1.0.
The Company is currently engaged in discussions with our existing lenders for the secured equipment credit facility and intends to modify the terms to, among other things, provide covenant compliance ratio requirements that are similar to those required under our new revolving bank credit facility and exclude the SoftBank Merger from the change of control provisions. If we are unsuccessful in our efforts, we would be required to pay all amounts outstanding under this facility upon the consummation of the SoftBank Merger which total $445 million as of March 31, 2013.
In determining our expectation of future funding needs in the next twelve months and beyond, we have considered:

•	projected revenues and expenses relating to our operations;

•	continued availability of a revolving bank credit facility in the amount of $3.0 billion, which expires in February 2018;

•	anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	scheduled principal payments of $428 million;

•	payment of $480 million to acquire certain assets of U.S. Cellular;

•	additional financing in the form of exchangeable notes to Clearwire not to exceed Sprint's minimum contractual commitment; and

•	other future contractual obligations, including decommissioning obligations associated with Network Vision, and general corporate expenditures.
Due to the significance and uncertainty of timing related to the SoftBank Merger and the Clearwire Acquisition, the cashflows from these proposed transactions have not yet been fully taken into consideration in the future funding needs outlined above. Consummation of the transactions is expected to occur in close proximity pending shareholder and regulatory approval for both transactions; however, the Company cannot predict whether both, or either, transactions will be consummated or the timing of such consummation. Upon consummation we expect to receive $4.9 billion from SoftBank's purchase of New Sprint common stock of which a portion of the funds may be used for the following items that we would expect to occur in conjunction with the proposed transactions:

•	acquisition of the remaining equity interests of Clearwire Corporation that Sprint does not currently own for approximately $2.2 billion;

•	payment of any outstanding balances of our secured equipment facility, which become due upon a change of control and totaled $445 million as of March 31, 2013; and/or

•	any optional repurchase requirement of the non-Sprint holders of Clearwire Exchangeable Notes, which could result in a principal repayment of up to $629 million.
Although these additional cash outflows are currently expected to occur upon consummation of the proposed transactions, we have approximately $1.5 billion available under our new revolving credit facility as of March 31, 2013, in addition to the $4.9 billion capital contribution to be received from SoftBank, and we expect to renegotiate our secured equipment credit facility prior to consummation of the SoftBank Merger.
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
The following outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of our outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	March 31, 2013 Outlook	April 24, 2013 Outlook
Moody's	B1	B3	Ba3	Ba1	Review for Upgrade	Uncertain
Standard and Poor's	B+	B+	BB-	BB-	Review for Upgrade	Developing
Fitch	B+	B+	BB	BB	Review for Upgrade	Developing
As a result of the receipt of the unsolicited bid from DISH, the rating agencies' outlooks were modified as compared to March 31, 2013 as their outlooks vary depending on the resolution and final outcome of the proposed transactions. Sprint's Board of Directors will evaluate the DISH proposal carefully, consistent with its fiduciary and legal duties. Downgrades of our current ratings alone do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the capital markets.
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
A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the Company and its subsidiaries' ability to incur indebtedness, and limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures. As of March 31,

2013, we own a 50.2% non-controlling voting interest interest in Clearwire. As a result, Clearwire could be, and if the Clearwire Acquisition is consummated, Clearwire would be, considered a subsidiary under certain agreements relating to our indebtedness. Whether Clearwire could be considered a subsidiary under our debt agreements is subject to interpretation. However, Sprint does maintain the right to unilaterally surrender voting securities to reduce its voting security percentage below 50%, which could eliminate the potential for Clearwire to be considered a subsidiary of Sprint. Certain actions or defaults by Clearwire would, if viewed as a subsidiary, result in a breach of covenants, including potential cross-default provisions, under certain agreements relating to our indebtedness. We believe the unilateral rights significantly mitigate the possibility of an event that would cross-default against Sprint's debt obligations. Under our new revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0.

CURRENT BUSINESS OUTLOOK
The Company expects 2013 consolidated segment earnings to be at the high-end of the previous forecast of between $5.2 billion and $5.5 billion, excluding the effects of the closing of strategic transactions.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” below, Part II, Item 1A "Risk Factors" below, and Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2012.

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Below is a graph depicting our future principal maturities of debt as of March 31, 2013.
* This table includes the $3.1 billion 1% convertible bond that is convertible into Sprint common stock upon consummation of the SoftBank merger, which will otherwise mature in 2019, and excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $925 million in letters of credit outstanding under the unsecured revolving bank credit facility, (iii) any undrawn, available credit under our secured equipment credit facility, which will mature in 2017, and (iv) all capital leases and other financing obligations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management periodically updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

In November 2011, the Financial Accounting Standards Board and the International Accounting Standards Board (the Boards) issued a revised joint exposure draft, Revenue from Contracts with Customers, intended to comprehensively address and align revenue recognition principles across industries and capital markets.  The Boards have completed substantive deliberations on various aspects of the proposed standard and expect to issue the final standard during the second quarter 2013. If finalized as currently drafted, this proposal could significantly modify revenue recognition for the wireless industry, particularly for direct sales channels where devices are bundled with a wireless service contract and sold to end use customers in a single exchange transaction.  For direct channel sales, the proposal would require the allocation of amounts currently recognized as wireless service revenue to handset revenue, which would accelerate the timing of revenue recognition by increasing the amount of equipment revenue (and therefore reduce equipment net subsidy) recognized at contract inception and reducing the amount of wireless service revenue (and ARPU) recognized during the service contract term. As a result, the amount of revenue recognized for the handset would exceed the cash proceeds received from the customer. However, revenue recognition for indirect sales channels is not expected to be significantly impacted because equipment and wireless service contracts are considered to be two separate transactions and therefore would not require the allocation of wireless service revenue to the handset. Accordingly, we would expect to have disparate accounting for sales of our products and services depending on which sales channel we utilize. If finalized as drafted, the proposal would require retrospective application in the year of adoption, which is not yet determined but expected to be no earlier than January 1, 2017.

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

•
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

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control; and

•
other risks referenced from time to time in this report and other filings of ours with the Securities and Exchange Commission (SEC), including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.

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
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
In connection with the preparation of this Form 10-Q as of March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2013 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings
On January 6, 2011, the U.S. District Court for the District of Kansas denied our motion to dismiss a shareholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that the Company and three of our former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is brought on behalf of alleged purchasers of company stock from October 26, 2006 to February 27, 2008. Our motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bond holders as well as owners of common stock, and we have opposed that motion. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Five related shareholder derivative suits were filed against the Company and certain of our present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while we are in the discovery phase of the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
In addition, the Company has received several complaints purporting to assert claims on behalf of Sprint shareholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases pending in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 12, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. The Plaintiffs in these cases filed an amended complaint and a motion for preliminary injunction on March 22, 2013. Plaintiffs filed a motion to certify the consolidated cases as a class action on March 29, 2013, and we have opposed that motion. There is one case filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position or results of operations.
The Company is also a defendant in several complaints filed by shareholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint, and related claims and otherwise challenging the Clearwire Acquisition. There are four suits pending in Chancery Court in Delaware:  Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; and Litwin, et al. v. Sprint Nextel Corp., et al., , filed January 2, 2013. There is one case filed in state court in King County, Washington, in which Sprint is a party, and that case and two other cases in which Sprint is not a party have been stayed in favor of the Delaware proceedings: Rowe, et al. v. Clearwire Corp., et al., filed December 31, 2012. We have become aware of another suit filed by Cleawire shareholders on April 26, 2013 in Chancery Court in Delaware challenging the Clearwire Acquisition, entitled ACP Master, LTD, et al. v. Sprint Nextel Corporation, et al. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended March 31, 2013, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

SPRINT NEXTEL CORPORATION
(Registrant)

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President and Controller (Principal Accounting Officer)

Dated: May 6, 2013

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Separation and Distribution Agreement by and between Sprint Nextel Corporation and Embarq Corporation, dated as of May 1, 2006	10-12B/A	001-32732	2.1	5/2/2006

2.2	Transaction Agreement and Plan of Merger dated as of May 7, 2008, by and among Sprint Nextel Corporation, Clearwire Corporation, Comcast Corporation, Time Warner Cable Inc., Bright House Networks, LLC, Google Inc. and Intel Corporation	8-K	001-04721	2.1	5/7/2008

2.3**	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/28/2009

2.4**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.5	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.					*

2.6	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.					*

2.7**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation.	8-K	001-04721	2.1	12/18/2012

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Articles of Incorporation	8-K	001-04721	3.2	5/18/2012

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	11/4/2010

(10) Material Contracts

10.1	Ryan Siurek Retention Award Letter, dated March 4, 2013					*

10.2	Summary of 2013 Short-Term Incentive Plan	8-K	001-04721		3/5/2013

10.3	Credit Agreement, dated as of February 28, 2013, by and between Sprint Nextel Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, CitiBank, N.A., as Syndication Agent, and the lenders named therein	8-K	001-04721	10.1	3/5/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.4
Incremental Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of February 28, 2013, among Sprint Nextel Corporation, the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent
*

10.5	First Amendment to the Note Purchase Agreement, dated January 31, 2013 by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc., and Sprint Nextel Corporation	10-K	001-04721	10.3	2/28/2013

10.6	Second Amendment to the Note Purchase Agreement, dated as of February 26, 2013, by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc. and Sprint Nextel Corporation	10-K	001-04721	10.4	2/28/2013

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.