Form 10-Q
period 2013-06-30
SPRINT Corp
filed 2013-08-05
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 1-04721
—————————————————————
SPRINT CORPORATION
(Exact name of registrant as specified in its charter)
—————————————————————

Delaware	46-1170005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 Sprint Parkway, Overland Park, Kansas	66251
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (800) 829-0965

Starburst II, Inc.
11501 Outlook Street, 4th Floor, Overland Park, Kansas, 66211

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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT JULY 29, 2013:

Sprint Corporation Common Stock	3,927,408,000

EXPLANATORY NOTE
On July 10, 2013, SoftBank Corp., a kabushiki kaisha organized under the laws of Japan, and certain of its wholly-owned subsidiaries (together, “SoftBank”) completed the merger contemplated by the Merger Agreement (SoftBank Merger). As a result of the SoftBank Merger, SoftBank owns approximately 78% of the outstanding voting common stock of Sprint Corporation (formerly known as Starburst II, Inc. prior to the the consummation of the SoftBank Merger), Sprint Corporation became the parent company of Sprint Nextel Corporation and Sprint Nextel Corporation changed its name to Sprint Communications, Inc. In connection with the consummation of the SoftBank Merger, Sprint Corporation has become the successor registrant to Sprint Nextel Corporation pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (Exchange Act) and has become the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger.
Sprint Communications, Inc. (formerly known as Sprint Nextel Corporation) is no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, Sprint Corporation is supplementally providing disclosures regarding Sprint Communications, Inc. pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements and Item 303 of Regulation S-K for Management's discussion and analysis of financial condition and results of operations. The information contained in Appendix A is incorporated by reference and should be read in conjunction with this Sprint Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2013.

PART I — SPRINT CORPORATION FINANCIAL INFORMATION
(formerly known as Starburst II, Inc.)

Item 1. Financial Statements (Unaudited)

SPRINT CORPORATION
(formerly known as Starburst II, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,461	$5,000
Interest receivable	6,458	5,856
Other receivables	3,491	—
Other current assets	27	—
Total current assets	21,437	10,856
Investment	3,101,000	2,929,000
Derivative	—	175,000
Total assets	$3,122,437	$3,114,856
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$12,121	$1,096
Income taxes payable	—	1,906
Total current liabilities	12,121	3,002
Deferred tax liabilities	2,471	1,400
Total liabilities	14,592	4,402
Commitments and contingencies (Note 6)
Stockholder’s equity:
Class A common stock, $.01 par value, 1,000 shares authorized; none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Class B common stock, $.01 par value, 25,000,000 shares authorized; 3,106,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	31	31
Additional paid-in capital	3,160,619	3,136,619
Accumulated deficit	(149,906)	(26,542)
Accumulated other comprehensive income	97,101	346
Total stockholder’s equity	3,107,845	3,110,454
Total liabilities and stockholder’s equity	$3,122,437	$3,114,856
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
(formerly known as Starburst II, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
	(in thousands)
Operating expenses	$(21,887)	$(35,654)
Other income (expense):
Interest income	13,716	27,400
Change in fair value of derivative	(167,000)	(175,000)
Loss before income tax benefit	(175,171)	(183,254)
Income tax benefit	61,088	59,890
Net loss	$(114,083)	$(123,364)
Other comprehensive income:
Unrealized gain on available-for-sale investment, net of $62,972 and $63,345 of deferred tax expense for the three and six-months ended June 30, 2013, respectively	96,062	96,755
Comprehensive loss	$(18,021)	$(26,609)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
(formerly known as Starburst II, Inc.)
CONSOLIDATED STATEMENT OF CASH FLOWS

Six Months Ended June 30, 2013
(in thousands)
Cash flows from operating activities
Net loss	$(123,364)
Adjustments to reconcile net loss to net cash provided by operating activities:
Expenses incurred by SoftBank for the benefit of the Company	24,000
Deferred income taxes	(62,274)
Accretion of convertible bond discount	(11,900)
Change in fair value of derivative	175,000
Changes in assets and liabilities:
Interest receivable from Sprint Nextel Corporation	(602)
Other receivables	(3,491)
Other current assets	(27)
Accrued expenses and other current liabilities	11,025
Income taxes payable	(1,906)
Net cash provided by operating activities	6,461
Net increase in cash and cash equivalents	6,461
Cash and cash equivalents at beginning of period	5,000
Cash and cash equivalents at end of period	$11,461
Supplemental schedule of noncash investing and financing activities:
Starburst II increased additional paid-in capital by $24 million for expenses incurred by SoftBank on behalf and for the benefit of the Company.
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
(formerly known as Starburst II, Inc.)
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
 (in thousands)

	Class A common stock		Class B common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total stockholder’s equity
	Shares	Par value	Shares	Par value
Balances at December 31, 2012	—	$—	3,106	$31	$3,136,619	$(26,542)	$346	$3,110,454
Expenses incurred by SoftBank for the benefit of the Company	—	—	—	—	24,000	—	—	24,000
Net loss	—	—	—	—	—	(123,364)	—	(123,364)
Other comprehensive income, net of tax	—	—	—	—	—	—	96,755	96,755
Balances at June 30, 2013	—	$—	3,106	$31	$3,160,619	$(149,906)	$97,101	$3,107,845
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
(formerly known as Starburst II, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND BUSINESS OPERATIONS
Starburst II, Inc. (Starburst II) was incorporated in Delaware on October 5, 2012 and established by SoftBank Corp., (SoftBank), a kabushiki kaisha organized under the laws of Japan and headquartered in Tokyo, for purposes of (i) directly owning Starburst III, Inc. (Merger Sub), (ii) acquiring a controlling interest in Sprint Nextel Corporation (Sprint Nextel) and (iii) undertaking the actions and completing the transactions contemplated by the merger (SoftBank Merger) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012, as amended as of November 29, 2012, April 12, 2013 and June 10, 2013 (as amended, the Merger Agreement) and the Bond Purchase Agreement (Bond Agreement), each as more fully described below. Starburst II means Starburst II and its consolidated subsidiary prior to the consummation of the SoftBank Merger. Starburst II was renamed Sprint Corporation following the consummation of the SoftBank Merger on July 10, 2013 as further described in Note 7, Subsequent Events. Sprint Corporation has also become the successor registrant to Sprint Nextel Corporation pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (Exchange Act) and has become the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger. Any references to "we," "us," "our" or the "Company" refer to Sprint Corporation, the successor registrant to Sprint Nextel Corporation. These defined terms are only applicable to this Form 10-Q and not the appendix attached hereto.
Starburst I, Inc. (HoldCo) is a wholly owned subsidiary of SoftBank. Prior to completion of the SoftBank Merger, Starburst II was a wholly owned subsidiary of HoldCo and Merger Sub was a wholly owned subsidiary of Starburst II. On July 10, 2013, pursuant to the Bond Agreement and Merger Agreement, Merger Sub merged with and into Sprint Nextel, with Sprint Nextel surviving the SoftBank Merger as a wholly owned subsidiary of Starburst II. Upon consummation of the SoftBank Merger, Starburst II amended and restated its certificate of incorporation, which changed its name to Sprint Corporation and authorized for issuance 9,000,000,000 shares of $0.01 par value per share voting common stock (Sprint Corporation Common Stock), 1,000,000,000 shares of non-voting common stock and 20,000,000 shares of preferred stock. All shares of Starburst II Class B common stock held by HoldCo were reclassified into Sprint Corporation Common Stock. See Note 7, Subsequent Events, for additional details on the consummation of the SoftBank Merger.

NOTE 2.    SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The accompanying unaudited consolidated financial statements include the accounts of Starburst II and Merger Sub, its wholly owned subsidiary, and have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All intercompany accounts and transactions have been eliminated in consolidation and all normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. In connection with the SoftBank Merger, Sprint Corporation is considered the successor registrant to Sprint Nextel Corporation, which was renamed Sprint Communications, Inc. following the consummation of the SoftBank Merger. Sprint Corporation is deemed the successor to Sprint Nextel Corporation as the registrant and will be subject to the reporting requirements of the Exchange Act for all future SEC filings. These unaudited consolidated financial statements should be read in conjunction with the June 30, 2013 unaudited consolidated financial statements of Sprint Nextel Corporation included as Appendix A to this Form 10-Q and incorporated herein by reference.
Use of Estimates — The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amount of income and expense during the reporting period. Significant estimates include valuation of the Bond, as defined below, and the related embedded derivative.

Cash and cash equivalents — Cash equivalents generally include all demand deposit accounts and highly liquid investments with maturities at the time of purchase of three months or less. At times, bank deposits may be in excess of federally insured limits.
Investment and derivative — In connection with the Merger Agreement, Starburst II entered into the Bond Agreement, as amended on June 10, 2013, with Sprint Nextel pursuant to which Starburst II purchased from Sprint Nextel a convertible bond (Bond) in the principal amount of $3.1 billion at par. The Bond was converted, subject to the provisions of the Bond Agreement, into an aggregate of 590,476,190 shares of Series 1 Sprint Nextel Corporation common Stock (Sprint Nextel Common Stock) at consummation of the SoftBank Merger on July 10, 2013. Interest on the Bond was due and payable in cash semi-annually in arrears on April 15 and October 15, beginning on April 15, 2013 through July 9, 2013, the day preceding the close and conversion of the Bond. On July 10, 2013, pursuant to the Bond Agreement, Starburst II received the final interest payment for the period from April 15, 2013 through and including July 9, 2013 in connection with the conversion of the Bond and consummation of the SoftBank Merger as further described in Note 7, Subsequent Events. Cash interest received totaled $14.9 million during the six-month period ended June 30, 2013.
The Bond was a hybrid instrument consisting of an embedded derivative and the host contract. The economic characteristics and risks of the embedded derivative were not clearly and closely related to the economic characteristics and risks of the host contract. No fair value election was made with respect to the hybrid instrument in its entirety. Rather, the embedded derivative was bifurcated and reported at fair value with changes in fair value recognized in earnings (loss).
The host contract represented an available-for-sale investment and is carried at its estimated fair value. Unrealized gains and losses related to the host contract were recorded within accumulated other comprehensive income.
Fair Value of Financial Instruments — Current authoritative accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and requires disclosure regarding fair value measurements.
Cash, cash equivalents, interest receivable, other receivables, accrued expenses and other current liabilities are reflected in the unaudited consolidated financial statements at book value, which approximates fair value because of the short-term nature of these instruments.
The fair value of financial assets and liabilities are determined based on the fair value hierarchy established by authoritative guidance, which prioritizes the inputs to valuation techniques used to measure fair value for assets and liabilities into the following categories:
Quoted prices in active markets for identical assets or liabilities;
Observable market based inputs or unobservable inputs that are corroborated by market data; and
Unobservable inputs that are not corroborated by market data including management’s estimate of assumptions that market participants would use in pricing the financial asset or liability.
Financial assets and financial liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurements. Assessing the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.
Concentration of Credit Risk — Potential concentrations of credit risk from financial instruments consisted of cash, cash equivalents and the Bond at June 30, 2013.
New Accounting Pronouncements — In February 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance and requires, in a single location, the presentation of the effects of certain significant amounts reclassified from each component of accumulated other comprehensive income based on its source and Statement of Comprehensive Loss line items affected by the reclassification. The guidance was effective beginning in the first quarter 2013 and did not have a material effect on the unaudited consolidated financial statements as there were no amounts reclassified out of accumulated other comprehensive income during the period presented.

NOTE 3.    FAIR VALUE MEASUREMENT
The carrying value and estimated fair value of cash equivalents, which consist of short-term money market funds, are classified in the quoted prices in active markets category of the fair value hierarchy. There were no transfers between the fair value categories during the six months ended June 30, 2013.
Management is responsible for determining appropriate valuation policies and procedures for fair value measurements based on unobservable inputs not corroborated by market data. Fair value calculations are generally prepared by third-party valuation experts who rely on assumptions and estimates provided by management, such as the development and determination of relevant unobservable inputs. Through regular interaction with the third-party valuation experts, management determines the valuation techniques used and inputs and outputs of the valuation models. Changes in these fair value measurements are analyzed each calendar quarter based on changes in estimates or assumptions and recorded as appropriate.
The estimated fair values of the host contract and embedded derivative are calculated by third-party valuation experts and determined under the income approach using relevant model-driven valuation techniques including discounted cash flow and binomial lattice models. This approach requires the use of significant inputs from observable market data as well as unobservable inputs supported by little or no market data, including various assumptions that management believes market participants would use in pricing the Bond. The significant observable and unobservable inputs used to value the host contract and the embedded derivative include Sprint Nextel’s stock price, volatility, credit spread and certain other assumptions specifically related to the SoftBank Merger. On June 25, 2013, the Merger Agreement received approval from Sprint Nextel stockholders. No value was ascribed to the embedded derivative as of June 30, 2013 based principally on the probability of a successful SoftBank Merger outcome. On July 10, 2013, the Bond was converted into shares of Sprint Nextel Common Stock in connection with the consummation of the SoftBank Merger as further described in Note 7, Subsequent Events.
The following table summarizes, for assets measured at fair value, the respective fair value and the classification within the fair value hierarchy (in thousands):

		Estimated Fair Value Using Input Type
	Carrying Value at June 30, 2013	Quoted Prices in Active Markets	Observable	Unobservable
Assets:
Cash equivalents	$11,461	$11,461	$—	$—
Investment	3,101,000	—	—	3,101,000
Total assets measured at fair value	$3,112,461	$11,461	$—	$3,101,000

		Estimated Fair Value Using Input Type
	Carrying Value at December 31, 2012	Quoted Prices in Active Markets	Observable	Unobservable
Assets:
Cash equivalents	$5,000	$5,000	$—	$—
Investment	2,929,000	—	—	2,929,000
Derivative	175,000	—	—	175,000
Total assets measured at fair value	$3,109,000	$5,000	$—	$3,104,000

The following is a reconciliation of the estimated fair value of the Investment and Derivative for the six months ended June 30, 2013 (in thousands):

	Balances as of December 31, 2012	Net Purchases	Net Sales	Accretion of Bond Discount Recognized as Interest Income	Change in Value of Derivative	Appreciation Recognized through OCI	Transfers In (Out)	Balances as of June 30, 2013
Investment	$2,929,000	$—	$—	$11,900	$—	$160,100	$—	$3,101,000
Derivative	175,000	—	—	—	(175,000)	—	—	—
Total	$3,104,000	$—	$—	$11,900	$(175,000)	$160,100	$—	$3,101,000

NOTE 4.    STOCKHOLDER’S EQUITY
Starburst II was authorized to issue up to 1,000 shares of Class A common stock and 25,000,000 shares of Class B common stock (collectively "Starburst II Common Stock"). The Class A and Class B common stock generally had the same economic and voting rights. Holders of Starburst II Common Stock were entitled to one vote for each share of Starburst II Common Stock held. On July 10, 2013, Starburst II amended and restated its certificate of incorporation in connection with the closing of the SoftBank Merger which authorized for issuance 9,000,000,000 shares of Sprint Corporation Common Stock, in addition to 1,000,000,000 shares of non-voting common stock and 20,000,000 shares of preferred stock. Holders of Sprint Corporation Common Stock are also entitled to one vote per share held.

NOTE 5.    INCOME TAXES
The effective tax rate of 33% for the six months ended June 30, 2013 differs from the U.S. federal statutory income tax rate of 35% primarily due to certain permanently non-deductible expenses incurred during the period.
Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their tax bases that will result in future taxable or deductible amounts. For acquisition-related costs incurred prior to the SoftBank Merger that are not immediately deductible for tax purposes, management has elected to record deferred tax assets, and a related valuation allowance, as appropriate, at the time the expenses are recognized after considering the likelihood the SoftBank Merger will be consummated and the expected structure of the SoftBank Merger. Cash paid for income taxes was $4.3 million during the six-month period ended June 30, 2013.
Deferred income tax assets and liabilities are measured based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount management believes is more likely than not to be realized.

NOTE 6.    COMMITMENTS AND CONTINGENCIES
Pursuant to the Merger Agreement, Starburst II issued a warrant (Warrant) to HoldCo to purchase up to 54,579,924 fully paid and nonassessable shares of Sprint Corporation Common Stock (subject to anti-dilution adjustments), at the exercise price of $5.25 per share (subject to anti-dilution adjustments) in conjunction with the closing of the SoftBank Merger on July 10, 2013. The Warrant is exercisable at the option of HoldCo, in whole or in part, at any time after the issuance of the Warrant until the fifth anniversary of the issuance date.
Starburst II pledged a security interest in and continuing lien on substantially all of its assets as a guarantor to the SoftBank bridge financing in December 2012 pursuant to which the lenders agreed to provide SoftBank secured short-term debt financing under two facilities with a maturity date of December 17, 2013 for the purpose of consummating the SoftBank Merger. Starburst II was released of its obligations as guarantor in connection with the execution of certain amendments to the SoftBank bridge financing in June 2013.

In connection with the SoftBank Merger, certain suits, inquiries, proceedings or claims, either asserted or unasserted, including purported class actions typical to business combination transactions are possible or pending against the Company. The Company intends to defend the pending cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position, results of operations or cash flows. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with the Company’s beliefs, the Company expects that the outcome of such proceedings, individually or in the aggregate, will not have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 7.    SUBSEQUENT EVENTS
As of July 2013, all conditions to closing the SoftBank Merger were completed, and the SoftBank Merger was consummated on July 10, 2013. In accordance with the terms of the Merger Agreement, SoftBank caused HoldCo to contribute $18.5 billion in cash to Starburst II on the closing date, of which $1.9 billion remained in the cash balance of Sprint Corporation at closing. The cash contributed by HoldCo at closing was in addition to the equity contribution in October 2012 in the amount of $3.1 billion made by HoldCo in connection with Starburst II's purchase of the Bond. The Bond was converted into shares of Sprint Nextel Common Stock prior to the consummation of the SoftBank Merger pursuant to the terms of the Bond Agreement.
Based on elections from holders of Sprint Nextel Common Stock received and the resulting effects of proration pursuant to the terms of the Merger Agreement, each share of Sprint Nextel Common Stock for which a stock election was made was converted into the right to receive one share of Sprint Corporation Common Stock, and each share of Sprint Nextel Common Stock for which a cash election or no election was made was converted into the right to receive a combination of cash and a fraction of a share of Sprint Corporation Common Stock. As a result of, and contemporaneously with, the completion of the SoftBank Merger, SoftBank owned approximately 78% of the outstanding voting common stock of Sprint Corporation on a fully diluted basis indirectly through HoldCo with Sprint Nextel stockholders owning the remaining 22%. The SoftBank Merger consideration totaled approximately $22.3 billion consisting of cash consideration of $16.6 billion, the estimated fair value of the 22% interest in Sprint Corporation, based on the closing share price on July 11, 2013, of $5.3 billion, and equity awards of approximately $400 million. The SoftBank Merger will be accounted for as a business combination with Sprint Corporation as the acquirer and Sprint Nextel Corporation as the acquiree. On July 9, 2013, Sprint completed the acquisition of all of the remaining equity interest in Clearwire Corporation (Clearwire) that Sprint did not previously own for cash consideration of approximately $3.7 billion. The SoftBank Merger consideration will be allocated to assets acquired and liabilities assumed, inclusive of amounts related to Sprint Nextel's acquisition of Clearwire Corporation on July 9, 2013. The allocation of consideration paid will be based on management's judgment after evaluating several factors, including a preliminary valuation as of the date of the acquisition which is not yet complete, thus pro forma financial data reflective of that valuation is not yet available.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXPLANATORY NOTE
On July 10, 2013, SoftBank Corp., a kabushiki kaisha organized under the laws of Japan, and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) contemplated by the Agreement and Plan of Merger dated as of October 15, 2012, as amended as of November 29, 2012, April 12, 2013 and June 10, 2013 (as amended, the Merger Agreement) and the Bond Purchase Agreement (Bond Agreement). As a result of the SoftBank Merger, SoftBank owns approximately 78% of the outstanding voting common stock of Sprint Corporation (formerly known as Starburst II, Inc. prior to the the consummation of the SoftBank Merger) Sprint Corporation became the parent company of Sprint Nextel Corporation and Sprint Nextel Corporation changed its name to Sprint Communications, Inc. In connection with the consummation of the SoftBank Merger, Sprint Corporation has become the successor registrant to Sprint Nextel Corporation pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (Exchange Act) and has become the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger.
Sprint Communications, Inc. (formerly known as Sprint Nextel Corporation) is no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, Sprint Corporation is supplementally providing disclosure regarding Sprint Communications, Inc. pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements and Item 303 of Regulation S-K for Management's discussion and analysis of financial condition and results of operations. The information contained in Exhibit 99 should be read in conjunction with this Sprint Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2013.
Overview — Starburst II was established by SoftBank on October 5, 2012 for the purpose of (i) directly owning Starburst III, Inc. (Merger Sub), (ii) acquiring a controlling interest in Sprint Nextel and (ii) undertaking the actions and completing the transactions contemplated by the SoftBank Merger. As of July 2013, all conditions to closing the SoftBank Merger were completed and the SoftBank Merger was consummated on July 10, 2013 (Merger Date). In accordance with the terms of the Merger Agreement, SoftBank caused Starburst I, Inc. (HoldCo) to contribute $18.5 billion in cash to Starburst II on the Merger Date, of which $1.9 billion remained in the cash balance of Sprint Corporation at closing. The cash contributed by HoldCo at closing was in addition to the equity contribution in October 2012 in the amount of $3.1 billion made by HoldCo in connection with Starburst II's purchase of the convertible bond (Bond). The Bond was converted into shares of Sprint Nextel Common Stock prior to the consummation of the SoftBank Merger pursuant to the terms of the Bond Agreement.
Based on elections from holders of Sprint Nextel Common Stock received and the resulting effects of proration pursuant to the terms of the Merger Agreement, each share of Sprint Nextel Common Stock for which a stock election was made was converted into the right to receive one share of Sprint Corporation Common Stock, and each share of Sprint Nextel Common Stock for which a cash election or no election was made was converted into the right to receive a combination of cash and a fraction of a share of Sprint Corporation Common Stock. As a result of and contemporaneously with the completion of the SoftBank Merger, SoftBank owned approximately 78% of the outstanding voting common stock of Sprint Corporation on a fully diluted basis indirectly through HoldCo with Sprint Corporation stockholders owning the remaining 22%. The SoftBank Merger consideration totaled approximately $22.3 billion consisting of cash consideration of $16.6 billion, the estimated fair value of the 22% interest in Sprint Corporation, based on the closing share price on July 11, 2013, of $5.3 billion, and equity awards of approximately $400 million.
Results of Operations — Prior to the SoftBank Merger, Starburst II had not conducted or engaged in any activities or transactions other than those incident to their formation and the matters contemplated by the SoftBank Merger.
For the three and six-month periods ended June 30, 2013, Starburst II recognized interest income of approximately $13.7 million and $27.4 million, respectively, all of which related to the Bond. In addition to SoftBank Merger-related operating expenses incurred directly by Starburst II of approximately $6.9 million and $11.7 million for the three and six-month periods ended June 30, 2013, respectively. Starburst II also recognized SoftBank Merger-related operating expenses during the respective periods of $15.0 million and $24.0 million,with a corresponding $15.0 million and $24.0 million increase to additional paid-in capital for expenses incurred by

SoftBank on behalf and for the benefit of Starburst II. Included in net loss for the three and six-month periods ended June 30, 2013, was a charge of $167.0 million and $175.0 million, respectively for the change in the estimated fair value of the embedded derivative related to the Bond. Starburst II reported a net loss of $114.1 million after adjusting for the income tax benefit of $61.1 million and a net loss of $123.4 million after adjusting for the income tax benefit of $59.9 million for the three and six-month periods ended June 30, 2013, respectively. There were no results for the comparative three and six-month periods ended June 30, 2012 as Starburst II had not been formed.
Liquidity and Capital Resources — Since the formation of Starburst II on October 5, 2012 and through June 30, 2013, SoftBank (through HoldCo) capitalized Starburst II with $3.1 billion of cash which was used principally to purchase the Bond as contemplated by the SoftBank Transactions. Under the terms of the Merger Agreement, SoftBank (through HoldCo) funded Starburst II with additional capital of approximately $18.5 billion at the effective time of the SoftBank Merger, of which approximately $16.6 billion was distributed to Sprint Nextel stockholders as SoftBank Merger consideration with the remaining $1.9 billion held in the cash balances of Sprint Corporation following closing of the SoftBank Merger.
Cash requirements prior to consummation of the SoftBank Merger were limited to certain general and SoftBank Merger-related operating expenses for which Starburst II funded principally using proceeds received from the Bond interest payments. Additionally, subsequent to June 30, 2013 and through the Merger Date, certain SoftBank Merger-related expenses continued to be incurred and directly funded by SoftBank on behalf and for the benefit of Starburst II. Such expenses were recognized as operating expenses of Starburst II with a corresponding increase to additional paid-in capital.
Off-Balance Sheet Arrangements — Starburst II has not entered into any off-balance sheet financing arrangements; however, Starburst II pledged a security interest in and continuing lien on substantially all of its assets as a guarantor to the SoftBank bridge financing in December 2012 pursuant to which the lenders agreed to provide SoftBank secured short-term debt financing under two facilities with a maturity date of December 17, 2013 for the purpose of consummating the SoftBank Transactions. Starburst II was released of its obligations as guarantor in connection with the execution of certain amendments to the SoftBank bridge financing in June 2013.
Future Contractual Obligations — Starburst II has no long-term debt, capital lease obligations, purchase obligations or other long-term liabilities. Starburst II has no operating lease obligations except for Starburst II's obligation under a license agreement with an affiliate of Sprint Nextel for certain office space in Overland Park, Kansas for an aggregate amount of approximately $161,000 during the initial term of the agreement ending in September 2013.
Critical Accounting Policies and Estimates — Accounting policies applied are those that management believes best reflected the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies were certain key assumptions and estimates made by management. Management periodically updated its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment.
Forward Looking Statements — We include certain estimates, projections and other forward-looking statements in our annual, quarterly and current reports, and in other publicly available material. Statements regarding expectations, including performance assumptions and estimates relating to capital requirements, as well as other statements that are not historical facts, are forward-looking statements.
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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers; and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	our ability to operationalize the anticipated benefits from the SoftBank Merger and the acquisition of Clearwire Corporation (Clearwire);

•	our ability to fully integrate the operations of Clearwire and utilize its spectrum;

•
the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and equipment we provide and on the geographic areas served by the Company's wireless networks;

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

•	the effective implementation of Network Vision, including timing, execution, technologies, costs, and performance of our network;

•	our ability to retain subscribers acquired during transactions and mitigate related increases in churn;

•	our ability to access additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of Sprint Corporation common stock, current economic conditions and our ability to access capital;

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

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control; and

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A "Risk Factors" of this Form 10-Q.

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
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Exchange Act, such as this Form 10-Q, is reported in accordance with the SEC’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Form 10-Q as of June 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2013 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — SPRINT CORPORATION OTHER INFORMATION
(formerly known as Starburst II, Inc.)

EXPLANATORY NOTE
On July 10, 2013, SoftBank Corp., a kabushiki kaisha organized under the laws of Japan, and certain of its wholly-owned subsidiaries (together, “SoftBank”) completed the merger (SoftBank Merger) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012, as amended as of November 29, 2012, April 12, 2013 and June 10, 2013 (as amended, the Merger Agreement) and the Bond Purchase Agreement (Bond Agreement). As a result of the SoftBank Merger, SoftBank owns approximately 78% of the outstanding voting common stock of Sprint Corporation (formerly known as Starburst II, Inc. prior to the the consummation of the SoftBank Merger), Sprint Corporation became the parent company of Sprint Nextel Corporation and Sprint Nextel Corporation changed its name to Sprint Communications, Inc. In connection with the consummation of the SoftBank Merger, Sprint Corporation has become the successor registrant to Sprint Nextel Corporation pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (Exchange Act) and has become the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger.
Sprint Communications, Inc. (formerly known as Sprint Nextel Corporation) is no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, Sprint Corporation is supplementally providing disclosures regarding Sprint Communications, Inc. pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements and Item 303 of Regulation S-K for Management's discussion and analysis of financial condition and results of operations. The information contained in Appendix A should be read in conjunction with this Sprint Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2013.

Item 1.	Legal Proceedings
On January 6, 2011, the U.S. District Court for the District of Kansas denied the motion to dismiss a stockholder lawsuit, Bennett v. Sprint Nextel Corp., that alleges that Sprint Nextel and three of its former officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The complaint was originally filed in March 2009 and is brought on behalf of alleged purchasers of Sprint Nextel stock from October 26, 2006 to February 27, 2008. The motion to certify the January 6, 2011 order for an interlocutory (or interim) appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bond holders as well as owners of common stock, and Sprint Nextel has opposed that motion. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Five related shareholder derivative suits were filed against Sprint Nextel and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while Sprint Nextel is in the discovery phase of the Bennett case. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
In addition, the Company has received several complaints purporting to assert claims on behalf of Sprint Nextel stockholders, alleging that members of the Sprint Nextel board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases pending in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 12,

2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. The plaintiffs in these cases filed an amended complaint and a motion for preliminary injunction on March 22, 2013. Plaintiffs filed a motion to certify the consolidated cases as a class action on March 29, 2013, and we have opposed that motion. There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino). The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position or results of operations. On March 28, 2013, plaintiffs in the state actions filed a Consolidated Amended Petition under seal. On April 19, 2013, the federal court denied the Gerbino plaintiff’s motion for expedited discovery and upheld the automatic stay of discovery under the federal securities laws. Following consolidation, the federal court granted in part motions to dismiss filed by defendants and entered an order staying all proceedings pending further action in the state court cases.
Sprint Nextel is also a defendant in several complaints filed by stockholders of Clearwire Corporation (Clearwire), asserting claims for breach of fiduciary duty by Sprint Nextel, and related claims and otherwise challenging the acquisition of Clearwire. There were five suits filed in Chancery Court in Delaware:  Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; and Litwin, et al. v. Sprint Nextel Corp., et al., filed January 2, 2013; and ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., filed April 26, 2013. The Crest Financial suit was dismissed without prejudice by the plaintiff voluntarily on June 28, 2013. There is one case filed in state court in King County, Washington, in which Sprint Nextel is a party, and that case and two other cases in which neither Sprint Nextel nor the Company is a party have been stayed in favor of the Delaware proceedings: Rowe, et al. v. Clearwire Corp., et al., filed December 31, 2012; and Millen, et al. v. Clearwire Corp. et al., and Kuhnle, et al. v. Cleawire Corp., et al., both filed on December 20, 2012. The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended June 30, 2013, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
Please refer to Part I, Item 1A, “Risk Factors,” in the Sprint Nextel Annual Report on Form 10-K for the year ended December 31, 2012 for information regarding known material risks that could affect our results of operations, financial condition and liquidity. In addition to those known material risks, in connection with and as a result of the completion of the recent transactions, we are subject to the following known material risks:

As long as SoftBank controls the Company, other holders of the Company's common stock will have limited ability to influence matters requiring stockholder approval and SoftBank's interest may conflict with yours.
As a result of the SoftBank Merger, as of July 10, 2013, SoftBank beneficially owns approximately 78% of the Company's outstanding stock, on a fully diluted basis. As a result, until such time as SoftBank and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by the holders of outstanding common stock of the Company at a stockholder meeting, SoftBank generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws.
In addition, pursuant to our bylaws, we are subject to certain requirements and limitations regarding the composition of our board of directors. However, many of those requirements and limitations expire on or prior to

July 10, 2016. Thereafter, for so long as SoftBank and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholder meeting, SoftBank will be able to freely nominate and elect all the members of our board of directors, subject only to a requirement that a certain number of directors qualify as “Independent Directors,” as such term is defined in the New York Stock Exchange (NYSE) listing rules, our National Security Agreement, and applicable law. The directors elected by SoftBank will have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends.
The interests of SoftBank may not coincide with the interests of our other stockholders. SoftBank's ability, subject to the limitations in our certificate of incorporation and bylaws, to control all matters submitted to our stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our common stock could be adversely affected. In addition, the existence of a controlling stockholder of the Company may have the effect of making it more difficult for a third party to acquire, or discouraging a third party from seeking to acquire, the Company. A third party would be required to negotiate any such transaction with SoftBank, and the interests of SoftBank with respect to such transaction may be different from the interests of our other stockholders.
Subject to limitations in our certificate of incorporation that limit SoftBank's ability to engage in a certain competing businesses in the United States or take advantage of certain corporate opportunities, SoftBank is not restricted from competing with us or otherwise taking for itself or its other affiliates certain corporate opportunities that may be attractive to the Company.

Holders of our common stock may experience economic and voting dilution as a result of future issuances of capital stock.
The Company's certificate of incorporation authorizes the issuance of up to 9,000,000,000 shares of voting common stock and 1,000,000,000 shares of non-voting common stock. While we have no current plans to issue any of these shares, except in connection with the warrant issued in connection with the SoftBank Merger, employee benefit plans or other compensation arrangements, the issuance of shares of voting common stock would result in economic and voting dilution to all stockholders, and the issuance of shares of non-voting common stock would result in economic dilution to all stockholders. For example, we may use shares of our voting or non-voting common stock from time to time as consideration in connection with the acquisition of other companies, and we may grant or sell, or grant equity awards to acquire, shares of our voting or non-voting common stock (or instruments convertible into Sprint's non-voting common stock) to third parties, including members of our management or our directors.

Any inability to resolve favorably any disputes that may arise between the Company and SoftBank may result in a reduction in the value of Sprint's common stock.
Disputes may arise between SoftBank and the Company in a number of areas, including:

•	business combinations involving the Company;

•	sales or dispositions by SoftBank of all or any portion of its ownership interest in the Company;

•	the nature, quality and pricing of services SoftBank may agree to provide to the Company;

•	arrangements with third parties that are exclusionary to SoftBank or the Company; and

•	business opportunities that may be attractive to both SoftBank and the Company.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
The agreements between the Company and SoftBank may be amended upon agreement between the parties. While the Company is controlled by SoftBank, it may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those that we would negotiate with an unaffiliated third party.

SoftBank's ability to eventually control our board of directors may make it difficult for us to recruit independent directors.
For so long as SoftBank and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholders' meeting, SoftBank will be able to elect all of the members of our board of directors commencing three years following the effective time of the SoftBank Merger. Further, the interests of SoftBank and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our board of directors may decline.

We are a “controlled company” within the meaning of the NYSE listing rules and, as a result, rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not “controlled companies.”
As of July 10, 2013, SoftBank owned more than 50% of the total voting power of our common shares and, as a result, we are a “controlled company” under the NYSE corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of independent directors;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	that an annual performance evaluation of the nominating and governance committee and compensation committee be performed.
As a result of our use of the “controlled company” exemptions, holders of our common stock will not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

Regulatory Authorities have imposed measures to protect national security and classified projects as well as other conditions that could have an adverse effect on Sprint.
As a precondition to Committee of Foreign Investment in the United States (CFIUS) approval, CFIUS required that SoftBank and Sprint Nextel enter into a National Security Agreement, under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect Sprint's operating results, due to increasing the cost of compliance with security measures, and limiting Sprint's control over certain U.S. facilities, contracts, personnel, vendor selection and operations.

Our ability to pay dividends depends on Sprint Communications' Inc.'s (Sprint Communications) performance and may be limited or otherwise restricted.
As of July 10, 2013, Sprint Communications is a wholly owned subsidiary of the Company, and our principal asset consists of the shares of Sprint Communications common stock. We currently do not intend to pay dividends, but should we wish to do so in the future, our ability to pay dividends is limited by Sprint Corporation's status as a holding company and depends on Sprint Communications's financial performance and its ability to pay dividends or otherwise make distributions to Sprint. In addition, under Delaware law, we are permitted to pay cash dividends on our capital stock only out of its surplus, which generally means the excess of its net assets over the aggregate par value of its issued stock. In the event we have no surplus, we are permitted to pay cash dividends out of our net profits for the year in which the dividend is declared or in the immediately preceding year. The payment of dividends on Sprint's common stock is at the discretion of Sprint's board of directors and depends on many factors, including Sprint Communications results of operations, financial condition, earnings, capital requirements, limitations under its debt agreements and other legal requirements.

Sprint Corporation common stock may trade at lower volumes and have reduced liquidity.
Sprint Corporation common stock may trade at lower volumes and have reduced liquidity than prior to the consummation of the SoftBank Merger because (a) the aggregate value of the publicly held Sprint Corporation common stock is substantially less than the aggregate value of the publicly held Sprint Nextel common stock outstanding immediately prior to the SoftBank Merger (as a result of the payment of the cash component of the merger consideration), and (b) all of the publicly held Sprint Corporation common stock are minority shares of a company controlled by SoftBank, which owns approximately 78% of the fully diluted equity of the Company following the effective time of the SoftBank Merger. In addition, other than our certificate of incorporation which provides that if the combined voting interest of Softbank and its controlled affiliates in Sprint exceeds 85%, then Softbank or a controlled affiliate will make an offer to acquire all the remaining shares of Sprint Corporation common stock at a price not less than the volume-weighted average closing price of Sprint Corporation common stock for the 20 consecutive trading days immediately preceding such offer, subject to applicable law, Softbank is generally not restricted from acquiring additional shares of Sprint Corporation common stock. See “—As long as SoftBank controls the Company, other holders of the Company's common stock will have limited ability to influence matters requiring stockholder approval and SoftBank's interest may conflict with yours."

We may not realize the anticipated benefits of the acquisition of Clearwire .
The benefits that are expected to result from the acquisition of Clearwire, will depend, in part, on our ability to realize the anticipated growth opportunities and cost synergies as a result of the transaction.
Our ability to realize the growth opportunities and cost synergies from the Clearwire transaction depends on the successful integration of Clearwire. There is a significant degree of difficulty and management distraction inherent in the process of integrating an acquisition as sizable as Clearwire. The process of integrating operations, including spectrum, could cause an interruption of, or loss of momentum in, the activities of Clearwire and the Company. Members of our management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage our company, service existing customers, attract new customers, and develop new strategies. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. There can be no assurance that we will successfully or cost-effectively integrate Clearwire and its spectrum. The failure to do so could have a material adverse effect on our business, financial condition, and results of operations.
Even if we are able to integrate Clearwire successfully, this integration may not result in the realization of the full benefits of the growth opportunities and cost synergies that we currently expect from this integration, and we cannot guarantee that these benefits will be achieved within anticipated time frames or at all. For example, we may not be able to eliminate duplicative costs. Moreover, we may incur substantial expenses in connection with the integration of Clearwire. While it is anticipated that certain expenses will be incurred to achieve cost synergies, such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the acquisition of Clearwire may be offset by costs incurred to, or delays in, integrating the businesses and assets.

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

SPRINT CORPORATION
(Registrant)

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President and Controller (Principal Accounting Officer)

Dated: August 2, 2013

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.2	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.3	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.3**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SOFTBANK CORP., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	6/11/2013

2.4**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation.	8-K	001-04721	2.1	12/18/2012

2.5**	Second Amendment to Plan of Merger, dated May 21, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	5/22/2013

2.6**	Third Amendment to Plan of Merger, dated June 20, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	6/21/2013

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	7/11/2013

(10) Material Contracts

10.1	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.2	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.3	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date
10.5	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013	8-K	001-04721	10.6	7/11/2013

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.

Appendix A

EXPLANATORY NOTE
On July 10, 2013, SoftBank Corp., a kabushiki kaisha organized under the laws of Japan, and certain of its wholly-owned subsidiaries (together, “SoftBank”) completed the merger (SoftBank Merger) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012, as amended as of November 29, 2012, April 12, 2013 and June 10, 2013 (as amended, the Merger Agreement) and the Bond Purchase Agreement (Bond Agreement). As a result of the SoftBank Merger, SoftBank owns approximately 78% of the outstanding voting common stock of Sprint Corporation (formerly known as Starburst II, Inc. prior to the the consummation of the SoftBank Merger), Sprint Corporation became the parent company of Sprint Nextel Corporation and Sprint Nextel Corporation changed its name to Sprint Communications, Inc. In connection with the consummation of the SoftBank Merger, Sprint Corporation has become the successor registrant to Sprint Nextel Corporation under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and has become the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger.
As a result of the foregoing, Sprint Communications, Inc. is no longer subject to the reporting requirements under the Exchange Act. However, in order to provide continuity of information to investors, Sprint Corporation is supplementally providing disclosures regarding Sprint Communications, Inc. pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial statements and Item 303 of Regulation S-K for Management's discussion and analysis of financial condition and results of operations. The information contained in this Appendix A should be read in conjunction with the Sprint Corporation quarterly report on Form 10-Q for the quarter ended June 30, 2013.

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)

PART I — SPRINT COMMUNICATIONS, INC. FINANCIAL INFORMATION
(formerly known as Sprint Nextel Corporation)

Item 1.	Financial Statements (Unaudited)

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$5,596	$6,351
Short-term investments	840	1,849
Accounts and notes receivable, net of allowance for doubtful accounts of $155 and $183	3,413	3,658
Device and accessory inventory	899	1,200
Prepaid expenses and other current assets	651	701
Total current assets	11,399	13,759
Investments	833	1,053
Property, plant and equipment, net	14,403	13,607
Intangible assets
Goodwill	368	359
FCC licenses and other	21,370	20,677
Definite-lived intangible assets, net	1,241	1,335
Other assets	747	780
Total assets	$50,361	$51,570
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,560	$3,487
Accrued expenses and other current liabilities	5,588	5,008
Current portion of long-term debt, financing and capital lease obligations	305	379
Deferred tax liabilities	36	—
Total current liabilities	9,489	8,874
Long-term debt, financing and capital lease obligations	23,903	23,962
Deferred tax liabilities	7,176	7,047
Other liabilities	4,813	4,600
Total liabilities	45,381	44,483
Commitments and contingencies
Shareholders' equity:
Common shares, voting, par value $2.00 per share, 6.5 billion shares authorized, 3.024 and 3.010 billion shares issued	6,048	6,019
Paid-in capital	47,056	47,016
Accumulated deficit	(47,056)	(44,815)
Accumulated other comprehensive loss	(1,068)	(1,133)
Total shareholders' equity	4,980	7,087
Total liabilities and shareholders' equity	$50,361	$51,570
See Notes to the Consolidated Financial Statements

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions, except per share amounts)
Net operating revenues	$8,877	$8,843	$17,670	$17,577
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	5,045	5,011	9,978	10,096
Selling, general and administrative	2,442	2,381	4,778	4,817
Severance, exit costs and asset impairments	632	184	657	268
Depreciation and amortization	1,632	1,896	3,124	3,562
Other, net	—	—	(22)	(282)
	9,751	9,472	18,515	18,461
Operating loss	(874)	(629)	(845)	(884)
Other expense:
Interest expense	(428)	(321)	(860)	(619)
Equity in losses of unconsolidated investments and other, net	(240)	(398)	(442)	(671)
	(668)	(719)	(1,302)	(1,290)
Loss before income taxes	(1,542)	(1,348)	(2,147)	(2,174)
Income tax expense	(55)	(26)	(93)	(63)
Net loss	$(1,597)	$(1,374)	$(2,240)	$(2,237)

Basic and diluted net loss per common share	$(0.53)	$(0.46)	$(0.74)	$(0.75)
Basic and diluted weighted average common shares outstanding	3,022	3,000	3,017	3,000

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on securities and other	$36	$(13)	$35	$(6)
Net unrecognized net periodic pension and other postretirement benefits	15	7	30	17
Other comprehensive income (loss)	51	(6)	65	11
Comprehensive loss	$(1,546)	$(1,380)	$(2,175)	$(2,226)

See Notes to the Consolidated Financial Statements

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2013	2012
	(in millions)
Cash flows from operating activities:
Net loss	$(2,240)	$(2,237)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	—	84
Depreciation and amortization	3,124	3,562
Provision for losses on accounts receivable	182	269
Share-based and long-term incentive compensation expense	33	39
Deferred income tax expense	76	84
Equity in losses of unconsolidated investments and other, net	442	671
Gains from asset dispositions and exchanges	—	(29)
Contribution to pension plan	—	(92)
Spectrum hosting contract termination	—	(236)
Other changes in assets and liabilities:
Accounts and notes receivable	72	(263)
Inventories and other current assets	336	(63)
Accounts payable and other current liabilities	(120)	293
Non-current assets and liabilities, net	205	31
Other, net	65	42
Net cash provided by operating activities	2,175	2,155
Cash flows from investing activities:
Capital expenditures	(2,952)	(1,711)
Expenditures relating to FCC licenses	(123)	(107)
Acquisitions, net of cash acquired	(509)	—
Investment in Clearwire (including debt securities)	(240)	(128)
Proceeds from sales and maturities of short-term investments	2,230	315
Purchases of short-term investments	(1,221)	(1,067)
Other, net	3	10
Net cash used in investing activities	(2,812)	(2,688)
Cash flows from financing activities:
Proceeds from debt and financings	204	2,000
Repayments of debt and capital lease obligations	(362)	(1,004)
Debt financing costs	(11)	(57)
Proceeds from issuance of common shares, net	51	7
Net cash (used in) provided by financing activities	(118)	946
Net (decrease) increase in cash and cash equivalents	(755)	413
Cash and cash equivalents, beginning of period	6,351	5,447
Cash and cash equivalents, end of period	$5,596	$5,860
See Notes to the Consolidated Financial Statements

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in millions)

	Common Shares		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2012	3,010	$6,019	$47,016	$(44,815)	$(1,133)	$7,087
Net loss				(2,240)		(2,240)
Other comprehensive income, net of tax					65	65
Issuance of common shares, net	14	29	23	(1)		51
Share-based compensation expense			17			17
Balance, June 30, 2013	3,024	$6,048	$47,056	$(47,056)	$(1,068)	$4,980

See Notes to the Consolidated Financial Statements

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Sprint Nextel Corporation annual report on Form 10-K for the year ended December 31, 2012. Unless the context otherwise requires, references to “Sprint,” “Sprint Nextel,” “we,” “us,” “our” and the “Company” mean Sprint Communications, Inc. (formerly known as Sprint Nextel Corporation) and its consolidated subsidiaries. On July 10, 2013, SoftBank Corp., a kabushiki kaisha organized under the laws of Japan, and certain of its wholly-owned subsidiaries (together, “SoftBank”) completed the merger (SoftBank Merger) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012, as amended as of November 29, 2012, April 12, 2013 and June 10, 2013 (as amended, the Merger Agreement) and the Bond Purchase Agreement (Bond Agreement) (See Note 3. Significant Transactions). As a result of the SoftBank Merger, SoftBank owns approximately 78% of the outstanding voting common stock of Sprint Corporation (formerly known as Starburst II, Inc. prior to the consummation of the SoftBank Merger). Following the consummation of the SoftBank Merger, Sprint Corporation became the parent company of Sprint Nextel Corporation and Sprint Nextel Corporation changed its name to Sprint Communications, Inc. In connection with the consummation of the SoftBank Merger, Sprint Corporation has become the successor registrant to Sprint Nextel Corporation under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and has become the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger. As a result of the SoftBank Merger, Sprint Corporation shall apply the acquisition method of accounting which will result in a new basis of presentation based on the estimated fair values of assets acquired and liabilities assumed of Sprint Nextel for the successor period beginning as of the day following the consummation of the SoftBank Merger.
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
In December 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Disclosures about Offsetting Assets and Liabilities, which requires common disclosure requirements to allow investors to better compare and assess the effect of offsetting arrangements on financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The standard was effective beginning in the first quarter 2013, requires retrospective application, and only affects disclosures in the footnotes to the financial statements. In October 2012, the FASB tentatively decided to limit the scope of this authoritative guidance to derivatives, repurchase agreements, and securities lending and securities borrowing arrangements. In January 2013, the FASB issued additional clarifying guidance which limited the scope of the disclosure requirements to derivatives, repurchase agreements and reverse purchase agreements, and securities lending and securities borrowing transactions that are either offset in accordance with specific criteria contained in U.S. GAAP or subject to a master netting arrangement or similar agreement. Based on the scope revision, this authoritative guidance did not impact our existing disclosures.
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

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income, consisting primarily of the recognition of periodic pension costs and realized holding gains and losses, are immaterial for all periods presented.
In July 2013, the FASB issued authoritative guidance regarding Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which amends existing guidance related to the financial presentation of unrecognized tax benefits by requiring an entity to net its unrecognized tax benefits against the deferred tax assets for all available same-jurisdiction loss or other tax carryforwards that would apply in settlement of the uncertain tax positions. The amendments will be effective beginning in the first quarter of 2014 with early adoption permitted, will be applied prospectively to all unrecognized tax benefits that exist at the effective date, and are not expected to have a material effect on our consolidated financial statements.

Note 3.	Significant Transactions
SoftBank Transaction
On October 15, 2012, Sprint entered into a Merger Agreement with SoftBank. In addition, on October 15, 2012, Sprint and SoftBank entered into a Bond Agreement. Subsequent to the original execution of the Merger Agreement and Bond Agreement (together “Agreements”), certain terms and conditions of the Agreements were amended by the parties to the transaction. In July 2013, all conditions to closing were complete and the transaction was consummated on July 10, 2013. As a result, Starburst II, Inc., a wholly owned subsidiary of SoftBank prior to completion of the acquisition and the acquiring company (Starburst II), immediately changed its name to Sprint Corporation. Sprint shareholders received consideration in either cash, Sprint Corporation common stock or a combination of both cash and stock, subject in each case to proration such that a shareholder may have received a combination of cash and Sprint Corporation common stock. As a result of the completion of the SoftBank Merger, SoftBank owns approximately 78% of the outstanding voting common stock of Sprint Corporation and Sprint Corporation shareholders own the remaining 22% consisting of newly issued outstanding common shares. The SoftBank Merger consideration totaled approximately $22.3 billion consisting of cash consideration of $16.6 billion, the estimated fair value of the 22% interest in Sprint Corporation, based on the closing share price on July 11, 2013, of $5.3 billion, and equity awards of approximately $400 million. In addition, SoftBank provided equity contributions of $5.0 billion to Sprint Corporation consisting of $3.1 billion received by Sprint in October 2012, pursuant to the Bond Agreement, which automatically converted to equity at closing, and $1.9 billion cash consideration received at the close of the transaction.
Pursuant to the Bond Agreement, as amended, Sprint issued a convertible bond (Bond) to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint common stock at $5.25 per share at consummation of the transaction on July 10, 2013. Interest on the Bond was due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013 through July 9, 2013, the day preceding the close and conversion of the Bond.
Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to be approximately $160 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. In addition, Sprint and U.S. Cellular entered into a transition services agreements for services to be provided by U.S. Cellular during the period after closing and prior to the transfer of the acquired customers to Sprint's network. The transaction closed on May 17, 2013. Of the total purchase price, approximately $605 million and $32 million was allocated to spectrum and customer relationships, respectively.

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Remaining Equity Interests in Clearwire
On December 17, 2012, Sprint entered into a Merger Agreement with Clearwire Corporation to acquire all of the remaining equity interests in Clearwire Corporation that Sprint did not own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint entered into a financing agreement that provided up to $800 million of additional financing for Clearwire Corporation in the form of 1% exchangeable notes (Clearwire Exchangeable Notes), due June 2018, which were exchangeable for Clearwire Corporation common stock at $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreement, Sprint agreed to purchase $80 million of Clearwire Exchangeable Notes per month for up to ten months beginning in January 2013. Clearwire Corporation elected three draws under the terms of the Clearwire Exchangeable Notes, as amended, for a total of $240 million.
The Merger Agreement with Clearwire was amended on several occasions beginning on April 23, 2013 with the last amendment on June 20, 2013, which provides that each remaining equity interest in Clearwire Corporation that Sprint did not own would be acquired for approximately $3.7 billion or $5.00 per share. Sprint completed the acquisition of the remaining equity interests in Clearwire Corporation on July 9, 2013.
The consideration paid will be allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration paid will be based on management's judgment after evaluating several factors, including a preliminary valuation as of the date of the acquisition which is not yet complete, thus pro forma financial data reflective of that valuation is not yet available.

Note 4.	Investments
The components of investments were as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Marketable equity securities	$41	$45
Equity method and other investments	792	1,008
	$833	$1,053
Equity Method Investment in Clearwire
Sprint's Ownership Interest
Sprint's investment in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together, "Clearwire") was one of the ways we participated in the fourth generation (4G) wireless broadband market. Sprint offered certain 4G products utilizing Clearwire's 4G wireless broadband network in available markets.
As of June 30, 2013, Sprint held approximately 50.1% of a non-controlling voting interest and a 2.1% non-controlling economic interest in Clearwire Corporation as well as a 48.0% non-controlling economic interest in Clearwire Communications LLC (together, “Equity Interests”) for which the carrying value totaled $280 million. Subsequent to the Clearwire Acquisition (See Note 3. Significant Transactions), Clearwire will be consolidated as a wholly-owned subsidiary of Sprint.
As of June 30, 2013, Sprint held two promissory notes receivable from Clearwire. In 2012, in conjunction with long-term pricing agreements within the mobile virtual network operator (MVNO) agreement reached between the two companies in the fourth quarter 2011, Sprint provided $150 million to Clearwire in exchange for a promissory note with a stated interest rate of 11.5%. The first of two installments of $75 million plus accrued interest matured in January 2013 and the second installment will mature in January 2014. The difference between the fair value of the note and its face value at the date of issuance has been recorded as a prepaid expense, which is being amortized over the service period to cost of service. Sprint, at its sole discretion, can choose to offset any amounts payable by Clearwire under this promissory note against amounts owed by Sprint under the MVNO agreement, and this action was taken for the installment due in January 2013. Additionally, Sprint held a note receivable from Clearwire issued in 2008 with a fixed interest rate of 12% and a maturity date of December 2015.

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The total carrying value of the promissory notes receivable, which includes accretion related to premiums for both notes and fees associated with the 2009 replacement of the 2008 note, was $250 million and $320 million as of June 30, 2013 and December 31, 2012, respectively.
During the first half of 2013, Clearwire elected to draw under the terms of the Clearwire Exchangeable Notes (see Note 3. Significant Transactions) and issued notes totaling $240 million. The Clearwire Exchangeable Notes are a hybrid instrument consisting of an investment in a debt security (the Notes) and an embedded derivative instrument representing Sprint's equity conversion right. The difference between the initial fair value of the embedded derivative and the carrying value of the Notes results in a discount which will be accreted to interest income over the life of the notes. The Notes are classified as an available-for-sale debt security carried at fair value with changes in fair value subsequently reported in accumulated other comprehensive income and reclassified from accumulated other comprehensive loss into "Other expense" in Sprint's consolidated statement of comprehensive loss when realized. The embedded derivative is also carried at fair value with changes in fair value recognized in Sprint's consolidated statement of comprehensive loss as described below.
The carrying value of Sprint's Equity Interests, together with the long-term portion of the carrying value of the notes receivable and the components of the Clearwire Exchangeable Notes, are included in the line item "Investments" in Sprint's consolidated balance sheets. The current portion of the carrying value of the notes receivable is included in the line item "Prepaid expenses and other current assets" in Sprint's consolidated balance sheets.
Equity in Losses and Summarized Financial Information
Equity in losses from Clearwire were $257 million and $459 million for the three and six-month periods ended June 30, 2013, respectively, and $429 million and $719 million for the three and six-month periods ended June 30, 2012, respectively. Sprint's losses from its investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of Sprint's investment, gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in the Clearwire Exchangeable Notes, Sprint's impairment, if any, of its investment in Clearwire, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Sprint's equity in losses from Clearwire for the three and six-month periods ended June 30, 2013 includes a $65 million derivative loss associated with the change in fair value of the embedded derivative. Sprint's equity in losses from Clearwire for the three-month period ended June 30, 2012 includes a $204 million pre-tax impairment reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value. The six-month period ended June 30, 2012 also includes charges of approximately $40 million, which were associated with Clearwire's write-off of certain network and other assets that no longer met its strategic plans.
Our proportionate share of the underlying net assets of Clearwire exceeds the carrying value of our equity investment by approximately $311 million, which is primarily related to our non-cash impairments recognized in prior periods.
Summarized financial information for Clearwire is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$317	$317	$635	$640
Operating expenses	(601)	(628)	(1,223)	(1,373)
Operating loss	$(284)	$(311)	$(588)	$(733)
Net loss from continuing operations before non-controlling interests	$(416)	$(431)	$(878)	$(992)
Net loss from discontinued operations before non-controlling interests	$—	$(7)	$—	$(6)

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Clearwire Related-Party Transactions
Sprint's equity method investment in Clearwire includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire utilizes the third generation (3G) Sprint network to provide dual-mode service to its customers in those areas where access to its 4G network is not available. Amounts included in our consolidated balance sheets related to our agreement to purchase 4G services from Clearwire as of June 30, 2013 and December 31, 2012 totaled $126 million and $78 million, respectively, for prepaid expenses and other current assets and $81 million and $79 million, respectively, for accounts payable, accrued expense and other current liabilities. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G services from Clearwire totaled $95 million and $196 million for the three and six-month periods ended June 30, 2013, and $104 million and $209 million for the three and six-month periods ended June 30, 2012, respectively.

Note 5.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Our short-term investments (consisting primarily of time deposits, commercial paper, and Treasury securities), totaling $840 million and $1.8 billion as of June 30, 2013 and December 31, 2012, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of our marketable equity securities totaling $41 million and $45 million as of June 30, 2013 and December 31, 2012, respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of the majority of our current and long-term debt, excluding the convertible bond and our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from or corroborated by observable market data. The outstanding carrying value under our credit facilities as of March 31, 2013, which totaled $945 million and approximated fair value at the time of transfer, was transferred out of estimated fair value using observable inputs and into estimated fair value using unobservable inputs due to the lack of an available pricing source. To estimate the fair value of our Clearwire Exchangeable Notes, including the embedded derivative, as well as the convertible bond issued to Starburst II, Inc. (see Note 3. Significant Transactions), we used a convertible bond pricing model based on the relevant interest rates, conversion feature and other significant inputs not observable in the market. The significant unobservable inputs used in the fair value measurement of the Company's exchangeable notes, embedded derivative and convertible bond are the credit condition of the respective companies, probability and timing of conversion, and discount for lack of marketability. Significant increases or decreases in any of those inputs, in isolation, would result in a significantly lower or higher fair value measurement.
The following table presents carrying amounts and estimated fair values of our exchangeable notes and embedded derivative as well as current and long-term debt:

	Carrying amount at June 30, 2013	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Clearwire Exchangeable Notes	$240	$—	$—	$240	$240
Current and long-term debt	$23,445	$16,488	$4,775	$4,046	$25,309

	Carrying amount at December 31, 2012	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$23,569	$17,506	$6,118	$3,104	$26,728

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012. The remaining sites, approximately 20,000, were taken off-air on June 30, 2013. As a result, incremental depreciation expense was recorded through the period ended June 30, 2013. In addition, increasing data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones is expected to require additional legacy 3G Sprint platform equipment that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment will be shortened, as compared to similar prior capital expenditures, through the date on which Network Vision equipment is deployed and in-service. The incremental effect of accelerated depreciation expense totaled approximately $430 million and $790 million for the three and six-month periods ended June 30, 2013 and $782 million and $1.3 billion for the three and six-month periods ended June 30, 2012, respectively, of which the majority related to shortened useful lives of Nextel platform assets. In addition, during the second quarter 2013, we reduced the gross carrying value and accumulated depreciation of network equipment, site costs and related software by approximately $8.4 billion associated with fully depreciated Nextel platform assets related to the shut-down of the Nextel platform on June 30, 2013.
In connection with Network Vision, a substantial portion of the value of certain spectrum licenses that were not previously placed in service are now ready for their intended use. As qualifying activities are performed related to Network Vision, interest expense primarily related to the carrying value of these spectrum licenses is being capitalized to construction in progress within property, plant and equipment, which ceases as the spectrum is ready for its intended use. As of June 30, 2013, substantially all qualifying activities are complete resulting in the decline of capitalized interest in recent periods. Interest expense capitalized in connection with the construction of long-lived assets totaled $13 million and $28 million for the three and six-month periods ended June 30, 2013 and $102 million and $217 million for the three and six-month periods ended June 30, 2012, respectively. Construction in progress (including any capitalized interest) associated with Network Vision is being depreciated using the straight-line method over a weighted average useful life of approximately eight years, once the assets are placed in service. Property, plant, and equipment as of June 30, 2013 includes non-cash additions for the six-month period ended of approximately $790 million along with corresponding increases in accounts payable and accrued expenses and other current liabilities.
The components of property, plant and equipment, and the related accumulated depreciation were as follows:

	June 30, 2013	December 31, 2012
	(in millions)
Land	$330	$330
Network equipment, site costs and related software	31,783	37,692
Buildings and improvements	4,850	4,893
Non-network internal use software, office equipment and other	1,780	1,860
Construction in progress	3,024	3,123
Less accumulated depreciation	(27,364)	(34,291)
Property, plant and equipment, net	$14,403	$13,607

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets

	December 31, 2012	Net Additions	June 30, 2013
		(in millions)
FCC licenses	$20,268	$693	$20,961
Trademarks	409	—	409
Goodwill	359	9	368
	$21,036	$702	$21,738
We hold 1.9 gigahertz (GHz), 800 megahertz (MHz), and 900 MHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. In addition, in the second quarter 2013 we acquired approximately $605 million of 1.9 GHz spectrum as a result of our Significant Transaction with U.S. Cellular (see Note 3. Significant Transactions). The remaining FCC licenses net additions were as a result of work related to our 2004 FCC Report and Order to reconfigure the 800 MHz band (Report and Order) (see Note 12. Commitments and Contingencies). As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. We are not aware of any technology being developed that would render this spectrum obsolete and have concluded that licenses, for which we have an expectation of future use, are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. We recognized $9 million of goodwill in the second quarter 2013 related to an immaterial business combination.
Intangible Assets Subject to Amortization
Sprint's customer relationships are amortized using the sum-of-the-months' digits method. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. During the second quarter 2013, we recorded $32 million of customer relationships as a result of the acquisition of assets from U.S. Cellular (see Note 3. Significant Transactions). In addition, during the second quarter 2013, we reduced the gross carrying value and accumulated amortization by approximately $234 million associated with fully amortized intangible assets primarily related to customer relationships in connection with the 2009 acquisition of iPCS. Other intangible assets primarily include certain rights under affiliation agreements that were reacquired in connection with the acquisitions of Affiliates and Nextel Partners, Inc., which are being amortized over the remaining terms of those affiliation agreements on a straight-line basis, and the Nextel, Direct Connect and Virgin Mobile trade names, which are being amortized on a straight-line basis.

		June 30, 2013			December 31, 2012
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	10 years	$32	$(1)	$31	$234	$(230)	$4
Other intangible assets
Trademarks	10 to 37 years	1,168	(729)	439	1,168	(681)	487
Reacquired rights	9 to 14 years	1,571	(851)	720	1,571	(785)	786
Other	9 to 10 years	144	(93)	51	138	(80)	58
Total other intangible assets		2,883	(1,673)	1,210	2,877	(1,546)	1,331
Total definite-lived intangible assets		$2,915	$(1,674)	$1,241	$3,111	$(1,776)	$1,335

Note 8.	Accounts Payable
Accounts payable at June 30, 2013 and December 31, 2012 include liabilities in the amounts of $94 million and $117 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			June 30, 2013	December 31, 2012
							(in millions)
Notes
Senior notes
Sprint Nextel Corporation	6.00	-	11.50%	2016	-	2022	$9,280	$9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Nextel Corporation	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
iPCS, Inc.	3.52%			2014			181	481
Convertible bonds
Sprint Nextel Corporation	1.00%			2019			3,100	3,100
Credit facilities
Bank credit facility	3.31%			2018			—	—
Export Development Canada	4.20%			2015			500	500
Secured equipment credit facility	2.03%			2017			445	296
Financing obligation	9.50%			2030			696	698
Capital lease obligations and other	4.11	-	15.49%	2014	-	2022	67	74
Net discount from beneficial conversion feature on convertible bond							(229)	(247)
Net discounts							(36)	(45)
							24,208	24,341
Less current portion							(305)	(379)
Long-term debt, financing and capital lease obligations							$23,903	$23,962
As of June 30, 2013, Sprint Nextel Corporation, the parent corporation, had $16.9 billion in principal amount of debt outstanding, including amounts drawn under the credit facilities. In addition, as of June 30, 2013, $6.8 billion in principal amount of our long-term debt issued by 100% owned subsidiaries was fully and unconditionally guaranteed by the parent. The indentures and financing arrangements governing certain subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. The transfer of cash in the form of advances from the subsidiaries to the parent corporation generally is not restricted. Cash interest payments, net of amounts capitalized of $28 million and $217 million, totaled $808 million and $573 million during the six-month periods ended June 30, 2013 and 2012, respectively.
Notes
Notes consist of senior notes, guaranteed notes, and convertible bonds, all of which are unsecured, as well as secured notes of iPCS, Inc. (iPCS), which are secured solely with the underlying assets of iPCS. Cash interest on all of the notes is generally payable semi-annually in arrears. As of June 30, 2013, approximately $19.5 billion of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of June 30, 2013, approximately $11.1 billion of our senior notes and guaranteed notes, as well as the outstanding amount under our $3.1 billion convertible bond issued to Starburst II provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in our indentures and supplemental indentures governing applicable notes) occurs, which includes both a change of control and a ratings decline of the applicable notes by each of Moody's Investor Services and Standard & Poor's Rating Services. If we are required to make a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest. A change in control resulting from the

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SoftBank Merger was excluded as a triggering event for the $11.1 billion of our senior notes and guaranteed notes, which are subject to both a change in control and ratings decline, as well as the $3.1 billion convertible bond issuance which was subject only to a change in control.
On May 1, 2013, the Company paid $300 million in principal plus accrued and unpaid interest on its outstanding iPCS, Inc. Secured Floating Rate Notes due 2013 (iPCS Notes) as scheduled.
Credit Facilities
On February 28, 2013, we entered into a new $2.8 billion unsecured bank revolving credit facility (2013 Credit Facility) that expires in February 2018 with an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. On April 2, 2013, the 2013 Credit Facility was amended to provide additional lender commitments to bring our total revolver capacity to $3.0 billion. The 2013 Credit Facility replaced the $2.2 billion revolving credit facility that was due to expire in October 2013. As of June 30, 2013, approximately $913 million in letters of credit were outstanding under the 2013 Credit Facility, including the letter of credit required by the Report and Order. As a result of the outstanding letters of credit, which directly reduce the availability of the 2013 Credit Facility, and excluding any debt incurrence limitation described below, the Company had $2.1 billion of borrowing capacity available under the 2013 Credit Facility as of June 30, 2013. The unsecured Export Development Canada (EDC) loan agreement and secured equipment credit facility were amended on March 12, 2013, and June 24, 2013, respectively, to provide for terms similar to those of the 2013 Credit Facility, except that under the terms of the EDC loan and secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of June 30, 2013, the EDC loan was fully drawn.
As of June 30, 2013, we had fully drawn the first tranche of the secured equipment credit facility totaling $500 million and made a regularly scheduled principal repayment of $55 million during the first quarter 2013. The second tranche of $500 million is available to draw upon from April 1, 2013 through May 31, 2014, although the use of such funds is limited to equipment-related purchases from Ericsson Inc. (Ericsson). As of June 30, 2013, we had not drawn on the second tranche of the facility. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent.
In addition, certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the ability of the Company and its subsidiaries' ability to incur indebtedness, and limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures. The Company was limited by a restriction of debt incurrence in Sprint Nextel Corporation's 9.25% Senior Notes due 2022 (2022 Notes) with $200 million in principal amount outstanding. However, this restriction was substantially mitigated by, among other things, the close of the SoftBank Merger, which resulted in the $3.1 billion convertible bond issued to Starburst II being converted to common stock.
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

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Covenants
As of June 30, 2013, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings, including Clearwire's debt which will be consolidated as a result of the consummation of the Clearwire Acquisition, which occurred on July 9, 2013, could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated.
We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items (adjusted EBITDA), as defined in the credit facilities, exceeds 2.5 to 1.0.

Note 10.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
For the three and six-month periods ended June 30, 2013, we recognized severance and lease exit costs of $516 million (solely attributable to our Wireless segment) and $541 million ($538 million Wireless, $3 million Wireline), respectively, primarily related to lease exit costs associated with the shut-down of the Nextel platform on June 30, 2013.
In addition, for the three and six-month periods ended June 30, 2013, we recognized costs of $144 million ($129 million Wireless; $15 million Wireline) and $151 million ($133 million Wireless; $18 million Wireline), respectively, related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Of the $144 million and $151 million for the three and six-month periods ended June 30, 2013, $28 million and $35 million, respectively, were in "Cost of services and products" and $116 million (solely attributable to Wireless) was recognized in the second quarter in "Severance, exit costs and asset impairments".
As a result of management's network modernization plan, and the completion of the Significant Transactions (see Note 3. Significant Transactions), we expect to incur additional severance and exit costs in the future related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our Significant Transactions, such as the evaluation of future use of the Clearwire 4G broadband network, among other initiatives. The Company is still in the process of determining an estimate for these costs.
The following provides the activity in the severance and exit costs liability included in "Accounts payable", "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

		2013 Activity
	December 31, 2012	Net Expense	Cash Payments and Other	June 30, 2013
	(in millions)
Lease exit costs	$190	$515	$(32)	$673
Severance costs	11	26	(15)	22
Access exit costs	43	151	(5)	189
	$244	$692	$(52)	$884

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Six Months Ended
	June 30,
	2013	2012
	(in millions)
Income tax benefit at the federal statutory rate	$751	$761
Effect of:
State income taxes, net of federal income tax effect	63	87
Change in valuation allowance	(886)	(902)
Other, net	(21)	(9)
Income tax expense	$(93)	$(63)
Effective income tax rate	(4.3)%	(2.9)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of consecutive annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $886 million and $902 million for the six-month periods ended June 30, 2013 and 2012, respectively, on deferred tax assets primarily related to federal and state net operating loss carryforwards generated during the periods. The valuation allowance was $6.6 billion and $5.7 billion as of June 30, 2013 and December 31, 2012, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax expense of $93 million and $63 million for the six-month periods ended June 30, 2013 and 2012, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. This difference results in net deferred income tax expense since the taxable temporary difference cannot be scheduled to reverse during the loss carryforward period. In addition, during the six-month period ended June 30, 2012, a $33 million tax benefit was recorded as a result of the successful resolution of various state income tax uncertainties.
As of June 30, 2013 and December 31, 2012, we maintained a liability related to unrecognized tax benefits of $182 million and $171 million, respectively. Cash paid for net income taxes was $15 million and $22 million during the six-month periods ended June 30, 2013 and 2012, respectively.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a shareholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that the Company and three of our former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of our common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied our motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and we have opposed that motion. We believe the complaint is without merit and intend to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. We moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. New York law allows for an immediate appeal and we intend to appeal this order. We believe the complaint is without merit and intend to defend this matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations. On July 23, 2012, the SEC issued a formal order of investigation relating to the Company's sales tax collection. On July 2, 2013, the SEC notified the Company that it was closing its investigation and did not intend to recommend an enforcement action against the Company.
In addition, seven related shareholder derivative suits were filed against the Company and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to the Company and its shareholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, is pending in federal court in New York; one suit is pending in state court in Johnson County, Kansas; and five suits are pending in federal court in Kansas. The six Kansas suits have been stayed by agreement among the parties. The defendants filed a motion to dismiss the New York suit on September 19, 2012, and on July 26, 2013, the court granted the motion and dismissed the suit. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
The Company has received several complaints purporting to assert claims on behalf of Sprint shareholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases pending in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 12, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. The Plaintiffs in these cases filed an amended complaint and a motion for preliminary injunction on March 22, 2013. Plaintiffs filed a motion to certify the consolidated cases as a class action on March 29, 2013, and we have opposed that motion. There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino). The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position or results of operations.

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company is also a defendant in several complaints filed by shareholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint, and related claims and otherwise challenging the Clearwire Acquisition. There were five suits filed in Chancery Court in Delaware: Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; Litwin, et al. v. Sprint Nextel Corp., et al., filed January 2, 2013; and ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., filed April 26, 2013. The Crest Financial suit was dismissed, without prejudice, by the plaintiff voluntarily on June 28, 2013. There are three cases filed in state court in King County, Washington, and those cases have been stayed in favor of the Delaware proceedings: Rowe, et al. v. Clearwire Corp., et al., filed December 31, 2012; and Millen, et al. v. Clearwire Corp. et al., and Kuhnle, et al. v. Cleawire Corp., et al., both filed on December 20, 2012 (only clearwire Corporation and its Board of Directors are defendants in the Millen and Kuhnle cases). The Company intends to defend these cases vigorously, and, because these cases are still in the preliminary stages, has not yet determined what effect the lawsuits will have, if any, on its financial position or results of operations.
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
Spectrum Reconfiguration Obligations
In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band (the "Report and Order"). The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Also, in exchange, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band; however, we were required to relocate and reimburse the incumbent licensees in this band for their costs of relocation to another band designated by the FCC. We completed all of our 1.9 GHz incumbent relocation and reimbursement obligations in the second half of 2010. The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.2 billion, of which $88 million was incurred related to FCC licenses during the six-month period ended June 30, 2013. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. On May 24, 2012, the FCC revised its rules to authorize Sprint to deploy wireless broadband services, such as CDMA and LTE, on its 800 MHz spectrum, including channels that become available to Sprint upon completion of the 800 MHz band reconfiguration program.We anticipate that the continuing reconfiguration progress will be sufficient to support the 800 MHz portion of our Network Vision deployment. In January 2013, we submitted a Request for Declaratory Ruling to the FCC requesting two items: (i) that it declare that Sprint will not owe any anti-windfall payment to the US Treasury, because we have exceeded the $2.8 billion of required expenditures, and (ii) that the FCC remove the $850 million minimum for the letter of credit and allow further reductions based on quarterly estimates of remaining obligations. This Request for Declaratory Ruling is pending before the FCC.

Note 13.	Per Share Data
Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share adjusts basic earnings (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 34 million and 12 million shares as of June 30, 2013 and 2012, respectively. In addition, as of June 30, 2013, all 590 million shares issuable under the Convertible Bond were treated as potentially dilutive securities. However, all such potentially dilutive shares were antidilutive for the three and six-month periods ended June 30, 2013 and 2012 and, therefore, have no effect on our determination of dilutive weighted average number of shares outstanding.

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

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2013
Net operating revenues	$8,178	$695	$4	$8,877
Inter-segment revenues(1)	—	215	(215)	—
Total segment operating expenses	(6,884)	(781)	212	(7,453)
Segment earnings	$1,294	$129	$1	1,424
Less:
Depreciation and amortization				(1,632)
Other, net(2)				(666)
Operating loss				(874)
Interest expense				(428)
Equity in losses of unconsolidated investments and other, net			$(240)	(240)
Loss before income taxes				$(1,542)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2012
Net operating revenues	$8,067	$774	$2	$8,843
Inter-segment revenues(1)	—	221	(221)	—
Total segment operating expenses	(6,768)	(846)	222	(7,392)
Segment earnings	$1,299	$149	$3	1,451
Less:
Depreciation and amortization				(1,896)
Other, net(2)				(184)
Operating loss				(629)
Interest expense				(321)
Equity in losses of unconsolidated investments and other, net			$(398)	(398)
Loss before income taxes				$(1,348)

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2013
Net operating revenues	$16,267	$1,397	$6	$17,670
Inter-segment revenues(1)	—	406	(406)	—
Total segment operating expenses	(13,578)	(1,546)	402	(14,722)
Segment earnings	$2,689	$257	$2	2,948
Less:
Depreciation and amortization				(3,124)
Other, net(2)				(669)
Operating loss				(845)
Interest expense				(860)
Equity in losses of unconsolidated investments and other, net			$(442)	(442)
Loss before income taxes				$(2,147)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended June 30, 2012
Net operating revenues	$16,017	$1,555	$5	$17,577
Inter-segment revenues(1)	—	438	(438)	—
Total segment operating expenses	(13,666)	(1,683)	436	(14,913)
Segment earnings	$2,351	$310	$3	2,664
Less:
Depreciation and amortization				(3,562)
Other, net(2)				14
Operating loss				(884)
Interest expense				(619)
Equity in losses of unconsolidated investments and other, net			$(671)	(671)
Loss before income taxes				$(2,174)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the six months ended June 30, 2013	$2,673	$164	$115	$2,952
Capital expenditures for the six months ended June 30, 2012	$1,464	$120	$127	$1,711
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Other, net for the three-month period ended June 30, 2013 consists of severance and exit costs of $632 million primarily related to lease exit costs associated with the shut-down of the Nextel platform and other costs related to backhaul access contracts which will have no future economic benefit, and $34 million of business combination fees paid to unrelated parties necessary for the transactions with SoftBank and Clearwire. Other, net for the six-month period ended June 30, 2013, consists of severance and exit costs of $657 million and $34 million of business combination fees paid to unrelated parties necessary for the transactions with SoftBank and Clearwire (included in our corporate segment and classified in our consolidated statements of comprehensive loss as selling, general and administrative expenses), partially offset by $22 million of favorable developments in connection with an E911 regulatory tax-related contingency. Other, net for the three-month period ended June 30, 2012 consists of $184 million of lease exit costs associated with the taking of certain Nextel platform sites off-air in 2012. Other, net for the six-month period ended June 30, 2012 consists of net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared, a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods, partially offset by $184 million of lease exit costs and $84 million of asset impairment charges.

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2013
Wireless services	$7,227	$—	$—	$7,227
Wireless equipment	820	—	—	820
Voice	—	377	(122)	255
Data	—	87	(44)	43
Internet	—	432	(48)	384
Other	131	14	3	148
Total net operating revenues	$8,178	$910	$(211)	$8,877

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2012
Wireless services	$7,190	$—	$—	$7,190
Wireless equipment	753	—	—	753
Voice	—	426	(130)	296
Data	—	99	(43)	56
Internet	—	449	(48)	401
Other	124	21	2	147
Total net operating revenues	$8,067	$995	$(219)	$8,843

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2013
Wireless services	$14,370	$—	$—	$14,370
Wireless equipment	1,633	—	—	1,633
Voice	—	729	(221)	508
Data	—	181	(90)	91
Internet	—	866	(95)	771
Other	264	27	6	297
Total net operating revenues	$16,267	$1,803	$(400)	$17,670

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended June 30, 2012
Wireless services	$14,302	$—	$—	$14,302
Wireless equipment	1,488	—	—	1,488
Voice	—	843	(257)	586
Data	—	207	(87)	120
Internet	—	902	(94)	808
Other	227	41	5	273
Total net operating revenues	$16,017	$1,993	$(433)	$17,577
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

SPRINT COMMUNICATIONS, INC.
(formerly known as Sprint Nextel Corporation)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Subsequent Events
Although a judgment has not been entered by the court in the Ayyad v. Sprint Spectrum case pending in Superior Court in Alameda County, California, a jury returned a verdict on August 2, 2013, finding that actual damages to Sprint were $18 million. The verdict could potentially mean that Sprint may be liable to pay to the class the difference between that damages to Sprint of $18 million and the amount Sprint previously collected in early termination fees (found in a previous trial to be $73 million), plus possible interest and costs. The jury verdict is subject to various post-trial motions, and Sprint intends to vigorously appeal any adverse judgment. We do not expect the final resolution of this matter to have a material adverse effect on our financial position or results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
On July 10, 2013, SoftBank Corp., a kabushiki kaisha organized under the laws of Japan, and certain of its wholly-owned subsidiaries (together, “SoftBank”) completed the merger (SoftBank Merger) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012, as amended as of November 29, 2012, April 12, 2013 and June 10, 2013 (as amended, the Merger Agreement) and the Bond Purchase Agreement (Bond Agreement). As a result of the SoftBank Merger, SoftBank owns approximately 78% of the outstanding voting common stock of Sprint Corporation (formerly known as Starburst II, Inc. prior to the the consummation of the SoftBank Merger). Following the consummation of the SoftBank Merger, Sprint Corporation became the parent company of Sprint Nextel Corporation and Sprint Nextel Corporation changed its name to Sprint Communications, Inc. In connection with the consummation of the SoftBank Merger, Sprint Corporation has become the successor registrant to Sprint Nextel Corporation under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and has become the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger.
Sprint Communications, Inc. (formerly known as Sprint Nextel Corporation), including its consolidated subsidiaries (“Sprint,” "Sprint Nextel," “we,” “us,” “our” or the “Company”), is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. The communications industry has been and will continue to be highly competitive on the basis of the quality and types of services and devices offered, as well as price. We are currently undergoing a significant multi-year program, Network Vision, to upgrade our existing wireless communication network, including the decommissioning of our Nextel platform for which we expect to re-purpose valuable spectrum resources that currently support the Nextel platform (see “Overview - Network Vision”). To support our business strategy and expected capital requirements associated with Network Vision, we entered into a new $3.0 billion unsecured revolving credit facility in 2013 and in 2012 we raised debt financing of approximately $8.9 billion in addition to executing a $1.0 billion secured equipment credit facility with a remaining borrowing capacity of the second tranche totaling $500 million, which was available to draw beginning April 1, 2013. (see “Liquidity and Capital Resources”). On July 9, 2013 we completed the acquisition of the remaining equity interests in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together "Clearwire") that were previously not owned by Sprint in an all cash transaction for approximately $3.7 billion, which provides us with control of 2.5 GHz spectrum resources for use in conjunction with our Network Vision deployment and modernization project. On July 10, 2013, SoftBank completed the acquisition of approximately 78% of the outstanding voting common stock of Sprint Corporation which, among other things, provided additional equity funding of $5.0 billion consisting of $3.1 billion received by Sprint in October 2012, pursuant to the Bond Agreement, which automatically converted to equity at closing, and $1.9 billion cash consideration received at the close of the transaction.
In the first quarter 2012, we formalized our plans to decommission the Nextel platform and ceased using approximately one-third, or 9,600 of the Nextel platform cell sites in the middle of 2012. The remainder of the Nextel platform, or approximately 20,000 sites, was successfully shut-down on June 30, 2013. Despite the overall reduction in postpaid subscribers, primarily as a result of our action to shut-down the Nextel platform, we experienced slight growth in net operating revenue during the three and six-month periods ended June 30, 2013 as compared to the three and six-month periods ended June 30, 2012, related primarily to the continued adoption of smartphones and the premium data add-on charge.
During the second quarter 2013, the Nextel postpaid platform incurred approximately 1.1 million net postpaid subscriber losses of which 364,000 were recaptured on the Sprint platform. During the three-month period ended June 30, 2013, we achieved a recapture rate of approximately 34% of the Nextel platform postpaid subscribers, based on net postpaid subscribers that terminated service on the Nextel platform during that same period and activated service on the Sprint platform. In addition, recaptured Nextel platform subscribers, on average, carry a slightly higher average revenue per subscriber on the Sprint platform as compared to the Nextel platform as a result of smartphone adoption by such subscribers. Now that the shut-down of the Nextel Platform is complete, our efforts will continue to focus on profitable growth through service provided on an enhanced wireless network on the Sprint platform while continuing to achieve our key priorities.

Description of the Company
We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services, and one of the largest Internet carriers in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA), integrated Digital Enhanced Network (iDEN) through June 30, 2013, or Internet protocol (IP) technologies. We also offer fourth generation (4G) services through our deployment of Long Term Evolution (LTE) as part of Network Vision and also utilize Clearwire's wireless broadband technology through our mobile virtual network operator (MVNO) wholesale relationship, although as a result of the Clearwire Acquisition, we expect to migrate from Clearwire's wireless broadband technology to LTE technology through the deployment of Network Vision utilizing the 2.5 GHz spectrum acquired. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand.
In our postpaid portfolio we recently launched new pricing plans with the new Unlimited GuaranteeSM on our Unlimited, My WaySM and My All-inSM plans to provide simplicity to consumers. With our Unlimited Guarantee, subscribers are guaranteed unlimited talk (to any wireline or mobile phone), text and data while on the Sprint network for the life of the line of service. The Unlimited My Way plan starts at $80 per month for the first line and features unlimited talk, text and data and can add up to 10 lines all on the same account. The Unlimited My All-in plan features unlimited talk, text and data as well as 5GB of mobile hotspot usage. We also offer price plans tailored to business subscribers such as Business Advantage, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile AnytimeSM feature with certain plans. In January 2013, we introduced Sprint As You GoSM which offers unlimited talk, text and data while on the Sprint network paired with the flexibility of a monthly no-contract plan, which is available with select devices. Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. Our device portfolio includes many cutting edge devices from various original equipment manufacturers (OEMs). Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices to the Sprint platform. Our Sprint platform can also be accessed through our portfolio of embedded tablets and laptop devices.
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

We continue to support the open development of applications, content, and devices on our network platforms through products and services such Sprint ID, which provides an easy way for users to discover content from leading brands and special interests as well as manage those experiences on certain Android devices and Sprint Zone, which allows customers to not only manage their account and self-service functions via their device but facilitates discovery of new content and personalization through recommendations for applications and entertainment content. We also support Sprint Guardian, a collection of mobile safety and device security bundles that provide families relevant tools to help stay safe and secure, and Pinsight Media+, an advertising service giving advertisers the power to reach consumers on their mobile device by providing more relevant advertising based on information consumers choose to share about their location and mobile Web browsing history. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices such as the Chrysler Group's UConnect® Access in-vehicle communications system powered through our Sprint Velocity end-to-end telematics solution which enables hand free phone calls, and the ability to access music, navigation, and other applications and services through cell connections built into the vehicle. Other connected devices include OEM devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
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
Significant Transactions
On October 15, 2012, we entered into an Agreement and Plan of Merger (Merger Agreement) with SoftBank. In addition, on October 15, 2012, Sprint and SoftBank entered into a Bond Purchase Agreement (Bond Agreement). Subsequent to the original execution of the Merger Agreement and Bond Agreement (together “Agreements"), certain terms and conditions of the Agreements were amended by the parties to the transaction. In July 2013, all conditions to closing were complete and the transaction was consummated on July 10, 2013. Sprint shareholders received consideration in either cash, Sprint Corporation common stock or a combination of both cash and stock, subject in each case to proration such that a shareholder may have received a combination of cash and Sprint Corporation common stock. The SoftBank Merger consideration totaled approximately $22.3 billion consisting primarily of cash consideration of $16.6 billion, the estimated fair value of the 22% interest in Sprint Corporation, based on the closing share price on July 11, 2013, of $5.3 billion, and equity awards of approximately $400 million. In addition, SoftBank provided equity contributions of $5.0 billion to Sprint Corporation consisting of $3.1 billion received by Sprint in October 2012, pursuant to the Bond Agreement, which automatically converted to common stock of Sprint Nextel Corporation at closing, and $1.9 billion cash consideration received at the close of the transaction. Pursuant to the Bond Agreement, as amended, Sprint issued a convertible bond (Bond) to Starburst II, with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Nextel Corporation common stock at $5.25 per share at consummation of the transaction on July 10, 2013. Interest on the Bond was due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013 through July 9, 2013, the day preceding the close and conversion of the Bond.
On November 6, 2012, Sprint entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to be approximately $160 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. The transaction closed on May 17, 2013. Of the total purchase price, approximately $605 million and $32 million was allocated to spectrum and customer relationships, respectively.
On December 17, 2012, Sprint entered into a Merger Agreement with Clearwire Corporation to acquire all of the remaining equity interests in Clearwire Corporation that we did not own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint entered into a financing agreement that provided up to $800 million of additional financing for Clearwire Corporation in the form of 1% exchangeable notes (Clearwire Exchangeable Notes), due June 2018, which were exchangeable for Clearwire common stock at $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreement, Sprint agreed to purchase $80 million of Clearwire Exchangeable Notes per month for up to ten months beginning in January 2013. Clearwire Corporation elected three draws under the terms of the Clearwire Exchangeable Notes, as amended, for a total of $240 million.
The Merger Agreement with Clearwire was amended on several occasions beginning on April 23, 2013 with the last amendment on June 20, 2013, which provides that each remaining equity interest in Clearwire Corporation that Sprint did not own would be acquired for approximately $3.7 billion or $5.00 per share. Sprint completed the acquisition of the remaining equity interests in Clearwire Corporation on July 9, 2013.
The consideration paid will be allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration paid will be based on management's judgment after evaluating several factors, including a preliminary valuation assessment.

Network Vision
Network Vision will encompass approximately 38,000 cell sites. We have more than 20,000 sites on-air and have launched LTE in 151 cities. Further deployments of Network Vision technology, including LTE market launches and enhancements of our 3G technology, are expected to continue through the middle of 2014. We expect Network Vision to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites. Our expectation of financial savings is affected by multiple variables, including our expectation of the timeliness of deployment across our existing network footprint, which is managed by Sprint but dependent upon three primary OEMs, each of which has responsibility for a geographical territory across the United States.
The deployment related to changes in technology has resulted in incremental charges during the period of implementation of our multi-mode technology and Nextel platform decommissioning including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through the expected benefit period of the underlying assets through 2013 and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of progress in taking Nextel platform sites off-air and progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense. The remaining net book value of Nextel platform assets as of March 31, 2013, approximately $500 million, was recognized as depreciation expense for the quarter ended June 30, 2013. The remaining sites were taken off-air on June 30, 2013 with the remaining infrastructure to be completely decommissioned in the near term.
We are also experiencing increased data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones, which has required additional capital expenditures of legacy 3G Sprint platform equipment (legacy equipment). As we deploy Network Vision, we intend to maximize the use of previously deployed legacy equipment when possible; however, based on our capacity needs during the implementation period of Network Vision, we expect additional legacy equipment expenditures that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment have been shortened, as compared to similar prior capital expenditures, which we also expect will contribute to an increase in depreciation expense. There is approximately $700 million in net book value of legacy equipment currently in-service with shortened estimated useful lives, which is resulting in accelerated depreciation as of June 30, 2013. In addition, capital expenditures of approximately $130 million related to legacy equipment are included in construction in progress as of June 30, 2013, which we also expect to have a shortened estimated useful life when placed in-service.

RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Wireless segment earnings	$1,294	$1,299	$2,689	$2,351
Wireline segment earnings	129	149	257	310
Corporate, other and eliminations	1	3	2	3
Consolidated segment earnings	1,424	1,451	2,948	2,664
Depreciation and amortization	(1,632)	(1,896)	(3,124)	(3,562)
Other, net	(666)	(184)	(669)	14
Operating loss	(874)	(629)	(845)	(884)
Interest expense	(428)	(321)	(860)	(619)
Equity in losses of unconsolidated investments and other, net	(240)	(398)	(442)	(671)
Income tax expense	(55)	(26)	(93)	(63)
Net loss	$(1,597)	$(1,374)	$(2,240)	$(2,237)
Consolidated segment earnings decreased $27 million, or 2%, and increased $284 million, or 11%, in the three and six-month periods ended June 30, 2013, respectively, as compared to the same periods in 2012. Consolidated segment earnings consist of our Wireless and Wireline segments, which are discussed below, and Corporate, other and eliminations.
Depreciation and Amortization Expense
Depreciation expense decreased $256 million, or 14%, and $424 million, or 12%, in the three and six-month periods ended June 30, 2013, respectively, compared to the same periods in 2012, primarily due to a reduction of accelerated depreciation on Nextel platform assets partially offset by increased accelerated depreciation on legacy Sprint platform equipment and increased depreciation on deployed Network Vision equipment. The Network Vision deployment is resulting in incremental charges during the period of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations. The incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $430 million and $790 million, respectively, of which the majority related to the Nextel platform, during the three and six-month periods ended June 30, 2013 compared to $782 million and $1.3 billion, respectively, for the same periods in 2012. Excluding the effect of our completed significant transactions, we expect total depreciation expense, which includes accelerated depreciation as well as the projected deployment of Network Vision equipment, to be lower in 2013 as compared to 2012, primarily as a result of our initial phase of taking Nextel platform sites off-air which occurred in the first half of 2012.
Amortization expense declined $8 million, or 10%, and $14 million, or 9%, in the three and six-month periods ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to amortization for customer relationship intangible assets which are amortized using the sum-of-the-months'-digits method, and resulted in higher amortization rates in early periods that have declined over time.

Other, net
The following table provides additional information of items included in “Other, net” for the three and six-month periods ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in millions)
Severance, exit costs and asset impairments	$(632)	$(184)	$(657)	$(268)
Spectrum hosting contract termination	—	—	—	236
Gains from asset dispositions and exchanges	—	—	—	29
Other	(34)	—	(12)	17
Total	$(666)	$(184)	$(669)	$14
Other, net represented an expense of $666 million and $669 million in the three and six-month periods ended June 30, 2013, respectively, as compared to an expense of $184 million and a benefit of $14 million in the same periods in 2012, respectively. Severance, exit costs, and asset impairments in 2013 include severance and lease exit costs of $516 million and $541 million for the three and six-month periods ended June 30, 2013, respectively, primarily related to lease exit costs associated with taking the remaining Nextel platform sites off-air and approximately $116 million in the second quarter 2013 related to payments that will continue to be made under our backhaul access contracts which will have no future economic benefit. Severance, exit costs, and asset impairments in 2012 include lease exit costs associated with taking certain Nextel platform sites off-air in the second quarter 2012 and asset impairments in the first quarter 2012, which consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared (LightSquared Contract) in the first quarter 2012. The spectrum hosting contract termination in the first quarter 2012 was due to the recognition of $236 million of the total $310 million paid by LightSquared in 2011 as operating income in "Other, net" due to the termination of the LightSquared Contract. The amount reflected in "Other" above for the three and six-month periods ended June 30, 2013 includes $34 million of business combination expenses recognized in the second quarter and classified within selling, general and administrative expense in our consolidated statement of comprehensive loss. In addition, the six-month period ended June 30, 2013, includes a favorable ruling by the Texas Supreme Court in connection with the taxation of E911 services that resulted in a non-cash benefit of $22 million in the first quarter. The amount reflected in "Other" for 2012 includes a first quarter benefit that resulted from favorable developments relating to access cost disputes with certain exchange carriers.
Interest Expense
Interest expense increased $107 million, or 33%, and $241 million, or 39%, in the three and six-month periods ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to reductions in the amount of interest capitalized related to spectrum licenses. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $24.4 billion and $22.0 billion was 7.2% and 7.8% for the three-month periods ended June 30, 2013 and 2012, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $24.4 billion and $21.3 billion was 7.3% and 7.9% for the six-month periods ended June 30, 2013 and 2012, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments and Other, net
Equity in losses of unconsolidated investments and other, net primarily consists of our proportionate share of losses from our equity method investments and also includes other miscellaneous income/(expense). Equity in losses associated with our investment in Clearwire consist of Sprint's share of Clearwire's net loss and other adjustments such as gains or losses associated with the dilution of Sprint's ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in the Clearwire Exchangeable Notes, Sprint's impairment, if any, of its investment in Clearwire, and other items recognized by Clearwire Corporation that do not affect Sprint's economic interest. Equity in losses from

Clearwire were $257 million and $459 million for the three and six-month periods ended June 30, 2013, respectively, and $429 million and $719 million for the three and six-month periods ended June 30, 2012, respectively. Sprint's equity in losses from Clearwire for the three and six-month periods ended June 30, 2013 includes a $65 million derivative loss associated with the change in fair value of the embedded derivative. Sprint's equity in losses from Clearwire for the three-month period ended June 30, 2012 includes a $204 million pre-tax impairment reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value. Equity in losses from Clearwire for the six-month period ended June 30, 2012 includes charges of approximately $40 million, which were associated with Clearwire's write-off of certain network and other assets that no longer met its strategic plans. Subsequent to the Clearwire Acquisition, Clearwire will be consolidated as a wholly-owned subsidiary of Sprint.
Income Tax Expense
The consolidated effective tax rate was an expense of approximately 4% and 3% during the six-month periods ended June 30, 2013 and 2012, respectively. The income tax expense for the six-month periods ended June 30, 2013 and 2012 was primarily attributable to taxable temporary differences from amortization of FCC licenses and includes a $886 million and a $902 million net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. The income tax expense for the six-month period ended June 30, 2012 also includes a $33 million tax benefit resulting from the resolution of various state income tax uncertainties. We do not expect to record significant tax benefits on future net operating losses until circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

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
As shown by the table above under “Results of Operations,” Wireless segment earnings represented approximately 91% of our total consolidated segment earnings as of June 30, 2013. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU). Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform postpaid offerings as well as increased equipment net subsidy from smartphones. Most recently, our decision to shut-down the Nextel platform accelerated the loss of subscribers on that platform; however, we focused our efforts on recapturing these subscribers on our Sprint platform resulting in the recapture of approximately 2.6 million Nextel platform postpaid subscribers beginning with the first quarter 2011 through June 30, 2013 when the Nextel platform was shut-down. In addition, we have taken initiatives to strengthen the Sprint brand, continue to increase market awareness of the improvements that have been achieved in the customer experience, and provide a competitive portfolio of devices for customer selection.

The following table provides an overview of the results of operations of our Wireless segment for the three and six-month periods ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Wireless Segment Earnings	2013	2012	2013	2012
	(in millions)
Sprint platform	$5,835	$5,539	$11,608	$10,947
Nextel platform	74	426	217	926
Total postpaid	5,909	5,965	11,825	11,873
Sprint platform	1,276	1,065	2,470	2,081
Nextel platform	17	160	50	348
Total prepaid	1,293	1,225	2,520	2,429
Other(1)	25	—	25	—
Retail service revenue	7,227	7,190	14,370	14,302
Wholesale, affiliate and other revenue	131	124	264	227
Total service revenue	7,358	7,314	14,634	14,529
Cost of services (exclusive of depreciation and amortization)	(2,292)	(2,279)	(4,463)	(4,568)
Service gross margin	5,066	5,035	10,171	9,961
Service gross margin percentage	69%	69%	70%	69%
Equipment revenue	820	753	1,633	1,488
Cost of products	(2,298)	(2,223)	(4,591)	(4,521)
Equipment net subsidy	(1,478)	(1,470)	(2,958)	(3,033)
Equipment net subsidy percentage	(180)%	(195)%	(181)%	(204)%
Selling, general and administrative expense	(2,294)	(2,266)	(4,524)	(4,577)
Wireless segment earnings	$1,294	$1,299	$2,689	$2,351
_______________________

(1)	Represents service revenue related to the acquisition of U.S. Cellular subscribers which occurred during the 2nd quarter 2013.
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Retail service revenue slightly increased $37 million, or 1%, and $68 million, or 1%, for the three and six-month periods ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase was driven by continued subscriber growth from our prepaid brands as subscribers are choosing higher rate plans as a result of the increased availability of smartphones. In addition, Sprint platform postpaid service revenue increased due to our $10 premium data add-on charge required for all smartphones combined with a reduction in the number of customers eligible for certain plan discounts due to policy changes and fewer customer credits.
Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers. Wholesale, affiliate and other revenues increased $7 million, or 6%, and $37 million, or

16%, for the three and six-month periods ended June 30, 2013, respectively, as compared to the same periods in 2012 primarily as a result of growth in our MVNO's reselling prepaid services combined with slight growth in connected devices and the reselling of postpaid services. Approximately 40% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers and ARPU for the three and six-month periods ended June 30, 2013 and 2012. Additional information about the number of subscribers, net additions (losses) to subscribers, ARPU, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2012 may be found in the tables on the following pages.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(subscribers in thousands)
Average postpaid subscribers	31,104	32,658	31,335	32,775
Average prepaid subscribers	15,959	15,361	15,823	15,163
Average retail subscribers	47,063	48,019	47,158	47,938
ARPU(1):
Postpaid	$63.59	$60.88	$63.02	$60.38
Prepaid	$27.02	$26.59	$26.55	$26.70
Average retail	$51.19	$49.91	$50.79	$49.73
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

Postpaid ARPU for the three and six-month periods ended June 30, 2013 increased as compared to the same periods in 2012 primarily due to increased revenues from the $10 premium data add-on charges for all smartphones combined with a reduction in the number of customers eligible for certain plan discounts due to policy changes and fewer customer credits. We expect Sprint platform ARPU growth during 2013, associated with the $10 premium data add-on charges for all smartphones which was launched in January 2011, at a slower rate than in 2012 as a significant portion of the Sprint platform subscriber base has adopted smartphones. Prepaid ARPU for the three-month period ended June 30, 2013 increased compared to the same period in 2012 primarily as a result of an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans due to the increased availability of smartphones, partially offset by a decrease in ARPU for our Assurance Wireless brand due to a lower number of active subscribers as a percentage of the average number of subscribers, primarily as a result of the recertification process. Prepaid ARPU for the six-month period ended June 30, 2013 decreased compared to the same period in 2012 primarily as a result of a decrease in ARPU for our Assurance Wireless brand due to a lower number of active subscribers as a percentage of the average number of subscribers, primarily as a result of the recertification process, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans due to the increased availability of smartphones. ARPU as it relates to our Assurance Wireless brand was also impacted as a result of the recertification process because those subscribers no longer had a revenue impact after December 31, 2012, but continued to be included in the prepaid subscriber base until deactivation in the second quarter 2013.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the first quarter 2012.

	March 31, 2012	June 30, 2012	September 30, 2012	December 30, 2012	March 31, 2013	June 30, 2013
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	263	442	410	401	12	194
Prepaid	870	451	459	525	568	(486)
Wholesale and affiliates	785	388	14	(243)	(224)	(228)
Total Sprint platform	1,918	1,281	883	683	356	(520)
Nextel platform:
Postpaid	(455)	(688)	(866)	(644)	(572)	(1,060)
Prepaid	(381)	(310)	(440)	(376)	(199)	(255)
Total Nextel platform	(836)	(998)	(1,306)	(1,020)	(771)	(1,315)
Transactions(2):
Postpaid	—	—	—	—	—	(179)
Prepaid	—	—	—	—	—	(20)
Total Transactions	—	—	—	—	—	(199)

Total retail postpaid	(192)	(246)	(456)	(243)	(560)	(1,045)
Total retail prepaid	489	141	19	149	369	(761)
Total wholesale and affiliate	785	388	14	(243)	(224)	(228)
Total Wireless	1,082	283	(423)	(337)	(415)	(2,034)

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(3)	28,992	29,434	29,844	30,245	30,257	30,451
Prepaid	13,698	14,149	14,608	15,133	15,701	15,215
Wholesale and affiliates(3)(4)	8,003	8,391	8,405	8,162	7,938	7,710
Total Sprint platform	50,693	51,974	52,857	53,540	53,896	53,376
Nextel platform:
Postpaid	3,830	3,142	2,276	1,632	1,060	—
Prepaid	1,580	1,270	830	454	255	—
Total Nextel platform	5,410	4,412	3,106	2,086	1,315	—
Transactions(2):
Postpaid	—	—	—	—	—	173
Prepaid	—	—	—	—	—	39
Total Transactions	—	—	—	—	—	212

Total retail postpaid(3)	32,822	32,576	32,120	31,877	31,317	30,624
Total retail prepaid	15,278	15,419	15,438	15,587	15,956	15,254
Total wholesale and affiliates(3)(4)	8,003	8,391	8,405	8,162	7,938	7,710
Total Wireless	56,103	56,386	55,963	55,626	55,211	53,588

Supplemental data - connected devices
End of period subscribers (in thousands)(3)
Retail postpaid	791	809	817	813	824	798
Wholesale and affiliates	2,217	2,361	2,542	2,670	2,803	3,057
Total	3,008	3,170	3,359	3,483	3,627	3,855
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

(2)	We acquired approximately 352,000 postpaid subscribers and 59,000 prepaid subscribers through the acquisition of assets from U.S. Cellular when the transaction closed on May 17, 2013.

(3)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(4)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 735,000 subscribers at June 30, 2013 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended June 30, 2013.

The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn, (b) our recapture of Nextel platform subscribers that deactivated but remained as customers on the Sprint platform, and (c) our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the first quarter 2012.

	March 31, 2012	June 30, 2012	September 30, 2012	December 30, 2012	March 31, 2013	June 30, 2013
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.00%	1.69%	1.88%	1.98%	1.84%	1.83%
Prepaid	2.92%	3.16%	2.93%	3.02%	3.05%	5.22%
Nextel platform:
Postpaid	2.09%	2.56%	4.38%	5.27%	7.57%	33.90%
Prepaid	8.73%	7.18%	9.39%	9.79%	12.46%	32.13%
Transactions(2):
Postpaid	—%	—%	—%	—%	—%	26.64%
Prepaid	—%	—%	—%	—%	—%	16.72%

Total retail postpaid	2.01%	1.79%	2.09%	2.18%	2.09%	2.63%
Total retail prepaid	3.61%	3.53%	3.37%	3.30%	3.26%	5.51%

Nextel platform subscriber recaptures
Rate(3):
Postpaid	46%	60%	59%	51%	46%	34%
Prepaid	23%	32%	34%	50%	34%	39%
Subscribers(4):
Postpaid	228	431	516	333	264	364
Prepaid	137	143	152	188	67	101

ARPU
Sprint platform:
Postpaid	$62.55	$63.38	$63.21	$63.04	$63.67	$64.20
Prepaid	$25.64	$25.49	$26.19	$26.30	$25.95	$26.96
Nextel platform:
Postpaid	$40.94	$40.25	$38.65	$37.27	$35.43	$36.66
Prepaid	$35.68	$37.20	$34.73	$35.59	$31.75	$34.48
Transactions(2):
Postpaid	$—	$—	$—	$—	$—	$59.87
Prepaid	$—	$—	$—	$—	$—	$19.17

Total retail postpaid	$59.88	$60.88	$61.18	$61.47	$62.47	$63.59
Total retail prepaid	$26.82	$26.59	$26.77	$26.69	$26.08	$27.02
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

(2)	Subscriber churn and ARPU related to the acquisition of assets from U.S. Cellular.

(3)
Represents the recapture rate defined as the Nextel platform postpaid or prepaid subscribers, as applicable, that switched from the Nextel platform during each period but activated service on the Sprint platform over the total Nextel platform subscriber deactivations in the period for postpaid and prepaid, respectively.

(4)
Represents the Nextel platform postpaid and prepaid subscribers, as applicable, that switched from the Nextel platform during each period but remained with the Company as subscribers on the Sprint platform. Subscribers that deactivate service on the Nextel platform and activate service on the Sprint platform are included in the Sprint platform net additions for the applicable period.

Subscriber Results
In the first quarter 2012, we formalized our plan to decommission the Nextel platform as part of Network Vision and we successfully shut-down the Nextel platform on June 30, 2013. During 2012 and through the second quarter 2013, we focused our efforts on recapturing Nextel platform subscribers to our ongoing Sprint platform. Since the first quarter 2012, we have recaptured approximately 2.1 million and 788,000 Nextel platform postpaid and prepaid subscribers, respectively, as Sprint platform postpaid and prepaid subscribers, respectively. These subscriber recaptures are included in the overall subscriber net additions of the Sprint platform. As a result of the shut-down of the Nextel platform on June 30, 2013, there are no remaining Nextel platform subscribers eligible for recapture to the Sprint platform. We will continue to focus on the retention of existing Sprint platform subscribers as well as the acquisition of profitable subscribers to achieve growth on the Sprint platform; however, if we are unsuccessful, our trend in Sprint platform postpaid subscriber net additions may be adversely affected in future periods. During the second quarter 2013, we successfully recaptured approximately 364,000, or 34%, and 101,000, or 39%, of the postpaid and prepaid subscribers, respectively, that deactivated service from the Nextel platform.
The following sections, Sprint Platform Subscribers, Nextel Platform Subscribers and Transactions Subscribers, discuss the subscriber results by platform for the three-month period ended June 30, 2013 as compared to the same period 2012. This information should be read in conjunction with the prior section titled Average Monthly Service Revenue per Subscriber and Subscriber Trends.
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended June 30, 2013, we added 194,000 net postpaid subscribers as compared to adding 442,000 in the same period 2012. Our net postpaid subscriber additions during the three-month periods ended June 30, 2013 and 2012, included approximately 364,000 and 431,000 postpaid subscribers that deactivated service on the Nextel platform, respectively. Our decrease in net postpaid subscriber additions is primarily due to an increase in churn and a decrease in the number of Nextel platform subscribers recaptured including recaptures of business accounts that had subscribers on both the Sprint and Nextel platforms.
Retail Prepaid — During the three-month period ended June 30, 2013, we lost 486,000 net prepaid subscribers as compared to adding 451,000 in the same period 2012. Our decrease in net prepaid subscriber additions was driven primarily by deactivations on Assurance Wireless as expected due to new federal regulations as described below partially offset by continued growth in our other prepaid brands. In addition, our net prepaid subscriber additions/losses during the three-month periods ended June 30, 2013 and 2012 included approximately 101,000 and 143,000 prepaid subscribers, respectively, that deactivated service on the Nextel platform.
The federal Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must re-certify as to those requirements annually. New regulations in 2012, which impacted all Lifeline carriers, imposed stricter rules on the subscriber eligibility requirements and re-certification. These new regulations also required a one-time re-certification of the entire June 1, 2012 subscriber base by December 31, 2012. Subscribers who failed to respond by December 31, 2012 were subject to our prepaid churn rules as described below (or 365 days in a limited number of states). However, subscribers could re-apply prior to being deactivated and also had the ability to receive by-the-minute service at their own expense. As a result, we experienced gross deactivations of approximately 1.2 million subscribers in the second quarter of 2013 primarily related to the re-certification process.
Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs, however the number of these subscribers as a percentage of our total prepaid subscriber base has remained consistent over the past four quarters. Assurance Wireless subscribers are excluded from these targeted retention programs.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 7.7 million total subscribers included in wholesale and affiliates, approximately 40% represent connected devices. Wholesale and affiliate subscriber net losses were 228,000 during the three-month period ended June 30, 2013 as compared to net additions of 388,000 for the same period in 2012. Our decrease in wholesale and affiliate subscriber net additions was primarily attributable to continued deactivations from the Lifeline programs offered by our MVNO's selling prepaid services as a result of the re-certification process discussed in Retail Prepaid above in addition to targeted efforts by our wholesale MVNO customers to eliminate their inactive subscriber accounts.
Nextel Platform Subscribers
The Nextel platform was shut down on June 30, 2013, resulting in the elimination of all remaining subscribers on that platform. During the three-month period ended June 30, 2013, our remaining postpaid subscriber base was reduced by 1,060,000, of which approximately 364,000 were recaptured on the Sprint platform. During the three-month period ended June 30, 2013, our remaining prepaid subscriber base was reduced by 255,000, of which approximately 101,000 were recaptured on the Sprint platform.
Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. For the remainder of the three-month period ended June 30, 2013, we had net postpaid subscriber losses of 179,000 and net prepaid subscriber losses of 20,000 from U.S. Cellular, of which approximately 66,000 and 5,000 subscribers, respectively, were recaptured on the Sprint platform.
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
Cost of services increased $13 million, or relatively flat, and decreased $105 million, or 2%, for the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012, primarily reflecting a decrease in the year-to-date period in service and repair costs due to a decline in the volume and frequency of repairs, combined with reduced network costs such as rent and utilities related to the shut-down of the Nextel platform. Additionally, payments to third-party vendors for use of their proprietary data applications and premium services decreased as a result of more favorable contract rates and local and long distance network costs declined as a result of lower market rates. These decreases were partially offset by outside service costs related to the deployment of Network Vision and higher backhaul costs primarily due to increased capacity. As we achieved the 2012 plan to take 9,600 Nextel platform cell sites off-air, utility, backhaul and rent expense related to these sites began to decline in the last half of 2012.
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
Equipment revenue increased $67 million, or 9%, and $145 million, or 10%, for the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012. The increase in equipment revenue is primarily due to higher average sales prices per postpaid device sold (and prepaid device sold for the year to date period only) as well as increases in prepaid volumes, partially offset by fewer postpaid handsets sold. Cost of products increased $75 million, or 3%, and $70 million, or 2%, for the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012. The decrease in cost of products is primarily due to fewer postpaid handsets sold and an increase in vendor rebates, offset by higher average cost per device sold for postpaid and prepaid devices. Higher average sales prices and cost per device sold are both primarily driven by the continued popularity of more expensive smartphones.
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
Sales and marketing expense was $1.3 billion and $2.6 billion for the three and six-month periods ended June 30, 2013, respectively, representing an increase of $40 million, or 3%, and $48 million, or 2%, respectively, as compared to the same periods in 2012. The increase was primarily due to higher media spend offset by a reduction in commissions expense resulting from our decrease in postpaid subscriber gross additions.
General and administrative costs were $1.0 billion and $1.9 billion for the three and six-month periods ended June 30, 2013, respectively, representing a decrease of $12 million, or 1%, and $101 million, or 5%, respectively, as compared to the same periods in 2012, primarily reflecting a decrease in bad debt expense, combined with a decrease in customer care costs primarily due to lower call volumes and fewer calls per subscriber. Bad debt expense was $102 million and $185 million for the three and six-month periods ended June 30, 2013 representing a $28 million and $81 million decrease as compared to bad debt expense of $130 million and $266 million for the three and six-month periods ended June 30, 2012. The decrease in bad debt expense in the year-to-date period reflects a decrease in the average write-off per account and accounts written off as well as a decline in involuntary churn. For the three-month period, the decrease is due to a decline in involuntary churn. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. Our mix of prime postpaid subscribers to total postpaid subscribers was 81% and 82% for the three and six-month periods ended June 30, 2013, respectively, and 82% for both the three and six-month periods ended June 30, 2012.

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
The following table provides an overview of the results of operations of our Wireline segment for the three and six-month periods ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Wireline Segment Earnings	2013	2012	2013	2012
	(in millions)
Voice	$377	$426	$729	$843
Data	87	99	181	207
IP-Based Data Services	432	449	866	902
Other	14	21	27	41
Total net service revenue	910	995	1,803	1,993
Cost of services and products	(669)	(730)	(1,330)	(1,446)
Service gross margin	241	265	473	547
Service gross margin percentage	26%	27%	26%	27%
Selling, general and administrative expense	(112)	(116)	(216)	(237)
Wireline segment earnings	$129	$149	$257	$310
Wireline Revenue
Voice Revenues
Voice revenues decreased $49 million, or 12%, and $114 million, or 14%, for the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012 primarily driven by overall volume and price declines of which $7 million and $27 million were related to the decline in prices for the sale of services to our Wireless segment in the three and six-month periods ended June 30, 2013, as well as volume declines due to customer churn. Voice revenues generated from the sale of services to our Wireless segment represented 32% and 30% of total voice revenues for the three and six-month periods ended June 30, 2013 as compared to 30% for both the three and six-month periods ended June 30, 2012.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line, and also includes asynchronous transfer mode (ATM), frame relay and managed network services bundled with non-IP-based data access. Data revenues decreased $12 million, or 12%, and $26 million, or 13%, for the three and six-month periods ended June 30, 2013 as compared to the same periods in 2012 as a result of customer churn driven by the focus to no longer provide frame relay and ATM services. Data revenues generated from the provision of services to the Wireless segment represented 51% and 50% of total data revenue for the three and six-month periods ended June 30, 2013 as compared to 43% and 42% for the three and six-month periods ended June 30, 2012.
IP-Based Data Services Revenue
IP-based data services revenue reflects sales of Internet services , including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $17 million, or 4%, and $36 million, or 4%, for the three and six-month periods ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to fewer IP customers, and a decrease in revenues generated from the sale of services to our Wireless segment required to support wireless customers' data traffic related to smartphone usage. Sale of services to our Wireless segment represented 11% of total Internet revenues in both the three and six-month periods ended June 30, 2013 as compared to 11% and 10% for the three and six-month periods ended June 30, 2012.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $7 million, or 33%, and $14 million, or 34%, in the three and six-month periods ended June 30, 2013, as compared to the same periods in 2012.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $61 million, or 8%, and $116 million, or 8%, in the three and six-month periods ended June 30, 2013, as compared to the same periods in 2012 primarily due to lower access expense as a result of declining voice, data and Internet volumes. Service gross margin percentage decreased from 27% in both the three and six-month periods ended June 30, 2012 to 26% in both the three and six-month periods ended June 30, 2013, primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $4 million, or 3%, and $21 million, or 9%, in the three and six-month periods ended June 30, 2013, as compared to the same periods in 2012. The decrease was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in each of the three and six-month periods ended June 30, 2013 and 2012.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	June 30,
	2013	2012
	(in millions)
Net cash provided by operating activities	$2,175	$2,155
Net cash used in investing activities	$(2,812)	$(2,688)
Net cash (used in) provided by financing activities	$(118)	$946

Operating Activities
Net cash provided by operating activities of approximately $2.2 billion in the first six months of 2013 increased $20 million from the same period in 2012. The increase was due to increased cash received from customers of $495 million partially offset by increased vendor and labor-related payments of $246 million and increased cash paid for interest of approximately $235 million primarily as a result of less interest capitalized related to spectrum licenses used for Network Vision. The first half of 2012 included $92 million of pension contribution payments in vendor and labor-related payments as compared to no pension contribution payments in the first half of 2013.
Subscriber revenue earned but not billed represented about 6% and 8% of our accounts receivable balance as of June 30, 2013 and 2012, respectively.
Investing Activities
Net cash used in investing activities for the first six months of 2013 increased by approximately $124 million from the same period in 2012, primarily due to increases of $1.2 billion in capital expenditures and $509 million in acquisitions, net of cash acquired of which the majority related to the acquisition of spectrum and customer relationships from U.S. Cellular. Increases in capital expenditures were primarily related to Network Vision spend. The increase in cash paid was partially offset by an increase of $1.9 billion in proceeds from sales and maturities of short-term investments. In connection with the Clearwire Exchangeable Notes, Clearwire elected to draw $240 million in first six months of 2013.
Financing Activities
Net cash used in financing activities was $118 million during the first six months of 2013, which included first quarter net borrowings of approximately $149 million under the first tranche of our secured equipment credit facility and a payment of $300 million in principal plus accrued and unpaid interest on outstanding iPCS Notes as scheduled on May 1, 2013.
Net cash provided by financing activities was $946 million for the first six months of 2012, which included the issuances of $1.0 billion aggregate principal amount of 9.125% notes due 2017 and $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020 and the redemption of $1.0 billion plus accrued and unpaid interest of the $1.473 billion Nextel Communications, Inc. 6.875% Notes due 2013.
Working Capital
As of June 30, 2013, we had working capital of $1.9 billion compared to $4.9 billion as of December 31, 2012. Our working capital as of June 30, 2013 and December 31, 2012 includes accrued capital expenditures for unbilled services totaling approximately $1.6 billion and $900 million, respectively, related to Network Vision. In addition to the increased liabilities associated with accrued capital expenditures, cash and short-term investments declined partially due to increased capital expenditures and acquisitions, net of cash acquired as well as overall reductions in all other current assets.
Available Liquidity
As of June 30, 2013 our liquidity was $8.5 billion which included cash, cash equivalents, short-term investments and available borrowing capacity under our revolving bank credit facility. Our cash, cash equivalents and short-term investments totaled $6.4 billion as of June 30, 2013 compared to $8.2 billion as of December 31, 2012. As of June 30, 2013, approximately $913 million in letters of credit were outstanding under our $3.0 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the ability of the Company and its subsidiaries to incur indebtedness, and limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures. The Company was limited by a restriction of debt incurrence in the 2022 Notes with $200 million in principal amount outstanding. However, this restriction was substantially mitigated by, among other things, the close of the SoftBank Merger on July 10, 2013, which resulted in the $3.1 billion convertible bond issued to Starburst II being converted to common stock. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, and excluding any debt incurrence limitation, we had $2.1 billion of borrowing capacity available under the revolving bank credit facility as of June 30, 2013. On April 2, 2013, the unsecured revolving bank credit facility was amended to provide additional lender commitments to bring our total revolver capacity to $3.0 billion.

Our revolving bank credit facility expires in February 2018. In addition, as of June 30, 2013, up to $500 million was available through May 31, 2014 under the second tranche of our secured equipment credit facility, although the use of such funds is limited to equipment-related purchases from Ericsson.
Significant Initiatives
Apple Contract
Our commitment with Apple, Inc. is to purchase a minimum number of smartphones. Since the launch of the iPhone, we have sold in excess of 11.5 million iPhones and continue to project that we will meet our minimum obligation over the contract term.
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
SoftBank Merger
On October 15, 2012, we entered into the Merger Agreement for the SoftBank Merger. In addition, on October 15, 2012, Sprint and SoftBank entered into the Bond Agreement. Subsequent to the original execution of the Agreements, certain terms and conditions of the Agreements were amended by the parties to the transaction. In July 2013 all conditions to closing were complete and the transaction was consummated on July 10, 2013. As a result, Starburst II, Inc., a wholly owned subsidiary of SoftBank prior to completion of the acquisition and the acquiring company (Starburst II), immediately changed its name to Sprint Corporation. Sprint shareholders received consideration in either cash, Sprint Corporation common stock or a combination of both cash and stock, subject in each case to proration such that a shareholder may have received a combination of cash and Sprint Corporation common stock. As a result of the completion of the SoftBank Merger, SoftBank owns approximately 78% of the outstanding voting common stock of the Sprint Corporation and Sprint Corporation shareholders own the remaining 22% consisting of newly issued outstanding common shares. The SoftBank Merger consideration totaled approximately $22.3 billion consisting primarily of cash consideration of $16.6 billion, the estimated fair value of the 22% interest in Sprint Corporation, based on the closing share price on July 11, 2013, of $5.3 billion, and equity awards of approximately $400 million. In addition, SoftBank provided equity contributions of $5.0 billion to Sprint Corporation consisting of $3.1 billion received by Sprint in October 2012, pursuant to the Bond Agreement, which automatically converted to equity at closing, and $1.9 billion cash consideration received at the close of the transaction.
Pursuant to the Bond Agreement, as amended, Sprint issued a convertible bond (Bond) to Starburst II, with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint common stock at $5.25 per share at consummation of the transaction on July 10, 2013. Interest on the Bond was due and payable in cash semiannually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013 through July 9, 2013, the day preceding the close and conversion of the Bond.
Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint entered into a definitive agreement with U.S. Cellular to acquire PCS spectrum and customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to be approximately $160 million on a net present value basis, but in no event will Sprint's reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. The transaction closed on May 17, 2013. Of the total purchase price, approximately $605 million and $32 million was allocated to spectrum and customer relationships, respectively.

Acquisition of Remaining Equity Interests in Clearwire
On December 17, 2012, Sprint entered into a Merger Agreement with Clearwire Corporation to acquire all of the remaining equity interests of Clearwire Corporation that Sprint did not own for approximately $2.2 billion in cash, or $2.97 per share (Clearwire Acquisition). In connection with the Clearwire Acquisition, Clearwire Corporation and Sprint entered into a financing agreement that provided up to $800 million of additional financing for Clearwire Corporation in the form of 1% exchangeable notes (Clearwire Exchangeable Notes) due June 2018, which were exchangeable for Clearwire common stock at $1.50 per share, subject to certain conditions. Under the financing agreement, Sprint agreed to purchase $80 million of Clearwire Exchangeable Notes per month for up to ten months beginning in January 2013. Clearwire Corporation elected three draws under the terms of the Clearwire Exchangeable Notes, as amended, for a total of $240 million.
The Merger Agreement with Clearwire was amended on several occasions beginning on April 23, 2013 with the last amendment on June 20, 2013, which provides that each remaining equity interest in Clearwire Corporation that Sprint did not own would be acquired for approximately $3.7 billion or $5.00 per share. Sprint completed the acquisition of the remaining equity interests in Clearwire Corporation on July 9, 2013.
The consideration paid will be allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration paid will be based on management's judgment after evaluating several factors, including a preliminary valuation assessment which is not yet complete, thus pro forma financial data reflective of that valuation assessment is not yet available.
Long-Term Debt
On May 1, 2013, the Company paid $300 million in principal plus accrued and unpaid interest on its outstanding iPCS, Inc. Secured Floating Rate Notes due 2013 as scheduled.
As of June 30, 2013, the first tranche of our secured equipment credit facility was fully drawn. Approximately $204 million was drawn on the first tranche of our secured equipment credit facility in the first quarter 2013, which resulted in that tranche being fully drawn. We also made a regularly scheduled principal payment of $55 million in the first quarter 2013 which left an outstanding balance of $445 million on the first tranche as of June 30, 2013. We have not drawn on the second tranche as of June 30, 2013. The facility expires in March 2017 and is used to finance equipment-related purchases from Ericsson for Network Vision. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by the parent. The facility is equally divided into two consecutive tranches of $500 million, with drawdown availability contingent upon our equipment-related purchases from Ericsson, up to the maximum of each tranche, ending on May 31, 2013 and May 31, 2014, for the first and second tranche, respectively. Repayments of outstanding amounts on the secured equipment credit facility cannot be re-drawn.
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
The terms and conditions of our new revolving bank credit facility, which expires in February 2018, require that the ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not exceed 6.25 to 1.0 through June 30, 2014. Subsequent to June 30, 2014 the Leverage Ratio declines on a scheduled basis, as determined by the credit agreement, until the ratio becomes fixed at 4.0 to 1.0 for the fiscal quarter ended December 31, 2016 and each fiscal quarter ending thereafter. The unsecured EDC agreement and secured equipment credit facility were amended on March 12, 2013 and June 24, 2013, respectively, to provide for terms similar to those of the amended revolving bank credit facility, except that under the terms of the EDC agreement and secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of June 30, 2013, our Leverage Ratio, as defined by the new revolving credit facility and amended EDC agreement, was 4.2 to 1.0. As of December 31, 2012, our Leverage Ratio, as defined by the prior revolving credit facility and EDC agreement, was 3.7 to 1.0.
In determining our expectation of future funding needs in the next twelve months and beyond, we have considered:

•	projected revenues and expenses relating to our operations;

•	projected revenues and expenses relating to the closing of significant transactions described above;

•	continued availability of a revolving bank credit facility in the amount of $3.0 billion, which expires in February 2018;

•	any scheduled payments related to capital lease and debt obligations assumed in the Clearwire Acquisition;

•
anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions taking into consideration the 2.5 GHz spectrum acquired in the Clearwire Acquisition;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	scheduled principal payments of $305 million;

•	cash consideration paid for the consummation of the Clearwire Acquisition;

•	equity funding of $1.9 billion related to the consummation of the SoftBank Merger; and

•	other future contractual obligations, including Network Vision, and general corporate expenditures.
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
The following outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of our outstanding obligations as of June 30, 2013 were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B1	B3	Ba3	Ba1	Uncertain
Standard and Poor's	B+	B+	BB-	BB-	Developing
Fitch	B+	B+	BB	BB	Developing

Subsequent to the SoftBank Merger, certain of our outstanding obligations were upgraded by Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings to the following:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	Ba3	B1	Ba2	Baa3	Stable
Standard and Poor's	BB-	BB-	BB+	BB+	Stable
Fitch	B+	B+	BB	BB	Stable
Downgrades of our current ratings alone do not accelerate scheduled principal payments of our existing debt. However, downgrades may cause us to incur higher interest costs on our credit facilities and future borrowings, if any, and could negatively impact our access to the capital markets.

We expect to remain in compliance with our covenants through the next twelve months, although there can be no assurance that we will do so. Although we expect to improve our Sprint platform postpaid subscriber results, and execute on our Network Vision plan, if we do not meet our expectations, depending on the severity of any difference in actual results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
A default under any of our borrowings, including Clearwire's debt which will be consolidated as a result of the consummation of the Clearwire Acquisition, could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the Company and its subsidiaries' ability to incur indebtedness, and limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures. Under our revolving bank credit facility, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA exceeds 2.5 to 1.0.

CURRENT BUSINESS OUTLOOK
The Company expects 2013 consolidated segment earnings to be between $5.1 billion and $5.3 billion inclusive of the dilutive effects of the SoftBank and Clearwire transactions, which are estimated to be approximately $400 million, subject to finalization of fair values. The Company also expects 2013 capital expenditures of approximately $8 billion.

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. Below is a graph depicting our future principal maturities of debt as of June 30, 2013.
* This table includes the $3.1 billion 1% convertible bond that was converted into Sprint Nextel Corporation common stock upon consummation of the SoftBank Merger on July 10, 2013, which would have otherwise matured in 2019, and excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $913 million in letters of credit outstanding under the unsecured revolving bank credit facility, (iii) any undrawn, available credit under our secured equipment credit facility, which will mature in 2017, (iv) all capital leases and other financing obligations, and (v) the assumption of Clearwire long-term debt of $4.3 billion as a result of the Clearwire Acquisition on July 9, 2013.

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

FINANCIAL STRATEGIES
The Financial Strategies disclosure contained in Sprint Corporation's Form 10-Q for the quarter ended June 30, 2013 is incorporated herein by reference.

OTHER INFORMATION
We routinely post important information on our website at www.sprint.com. Information contained on our website is not part of this quarterly report.

FORWARD-LOOKING STATEMENTS
The Forward-Looking Statements contained in Sprint Corporation's Form 10-Q for the quarter ended June 30, 2013 to which this document is an Appendix are incorporated herein by reference.