Form 10-Q
period 2013-09-30
SPRINT Corp
filed 2013-11-06
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Registrant's telephone number, including area code: (855) 848-3280
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT NOVEMBER 1, 2013:

Sprint Corporation Common Stock	3,932,164,011

SPRINT CORPORATION

PART I —FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor		Predecessor
	September 30, 2013	December 31, 2012	December 31, 2012
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,058	$5	$6,351
Restricted cash	3,050	—	—
Short-term investments	1,436	—	1,849
Accounts and notes receivable, net of allowance for doubtful accounts of $95, $0 and $183	3,193	6	3,658
Device and accessory inventory	1,028	—	1,200
Deferred tax assets	167	—	1
Prepaid expenses and other current assets	498	—	700
Total current assets	15,430	11	13,759
Investments	137	3,104	1,053
Property, plant and equipment, net	15,312	—	13,607
Intangible assets
Goodwill	6,819	—	359
FCC licenses and other	41,459	—	20,677
Definite-lived intangible assets, net	8,483	—	1,335
Other assets	337	—	780
Total assets	$87,977	$3,115	$51,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,777	$—	$3,487
Accrued expenses and other current liabilities	6,042	4	5,008
Current portion of long-term debt, financing and capital lease obligations	1,131	—	379
Total current liabilities	10,950	4	8,874
Long-term debt, financing and capital lease obligations	32,420	—	23,962
Deferred tax liabilities	14,263	1	7,047
Other liabilities	3,861	—	4,600
Total liabilities	61,494	5	44,483
Commitments and contingencies
Stockholders' equity:
Common stock (Successor), voting, par value $0.01 per share, 9.0 billion authorized, 3.931 billion issued at September 30, 2013	39	—	—
Common stock (Predecessor), voting, par value $2.00 per share, 6.5 billion authorized, 3.010 billion issued at December 31, 2012	—	—	6,019
Paid-in capital	27,289	3,137	47,016
Accumulated deficit	(849)	(27)	(44,815)
Accumulated other comprehensive income (loss)	4	—	(1,133)
Total stockholders' equity	26,483	3,110	7,087
Total liabilities and stockholders' equity	$87,977	$3,115	$51,570
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor		Predecessor
	Nine Months Ended	Three Months Ended	191 Days Ended	10 Days Ended	Nine Months Ended	Three Months Ended
	September 30,		July 10,		September 30,
	2013	2013	2013	2013	2012	2012
	(in millions, except per share amounts)
Net operating revenues	$7,749	$7,749	$18,602	$932	$26,340	$8,763
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	4,342	4,342	10,545	567	15,189	5,093
Selling, general and administrative	2,295	2,259	5,067	289	7,208	2,391
Severance, exit costs and asset impairments	103	103	652	(5)	290	22
Depreciation	942	942	3,098	113	4,820	1,411
Amortization	461	461	147	8	230	77
Other, net	—	—	(22)	—	(282)	—
	8,143	8,107	19,487	972	27,455	8,994
Operating loss	(394)	(358)	(885)	(40)	(1,115)	(231)
Other (expense) income:
Interest expense	(416)	(416)	(1,135)	(275)	(996)	(377)
Equity in losses of unconsolidated investments, net	—	—	(482)	(23)	(927)	(208)
Gain on previously-held equity interests	—	—	2,926	2,926	—	—
Other income, net	18	165	19	2	144	96
	(398)	(251)	1,328	2,630	(1,779)	(489)
(Loss) income before income taxes	(792)	(609)	443	2,590	(2,894)	(720)
Income tax expense	(30)	(90)	(1,601)	(1,508)	(110)	(47)
Net (loss) income	$(822)	$(699)	$(1,158)	$1,082	$(3,004)	$(767)

Basic net (loss) income per common share	$(0.25)	$(0.18)	$(0.38)	$0.35	$(1.00)	$(0.26)
Diluted net (loss) income per common share	$(0.25)	$(0.18)	$(0.38)	$0.30	$(1.00)	$(0.26)
Basic weighted average common shares outstanding	3,318	3,802	3,027	3,086	3,001	3,003
Diluted weighted average common shares outstanding	3,318	3,802	3,027	3,640	3,001	3,003

Other comprehensive (loss) income, net of tax:
Net unrealized holding gains (losses) on securities and other	$4	$4	$(12)	$(47)	$(5)	$1
Net unrecognized net periodic pension and other postretirement benefits	—	—	35	5	31	14
Other comprehensive income (loss)	4	4	23	(42)	26	15
Comprehensive (loss) income	$(818)	$(695)	$(1,135)	$1,040	$(2,978)	$(752)

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	Nine Months Ended	191 Days Ended	Nine Months Ended
	September 30,	July 10,	September 30,
	2013	2013	2012
	(in millions)
Cash flows from operating activities:
Net loss	$(822)	$(1,158)	$(3,004)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	—	—	84
Depreciation and amortization	1,403	3,245	5,050
Provision for losses on accounts receivable	119	194	413
Share-based and long-term incentive compensation expense	58	37	57
Deferred income tax expense	22	1,586	142
Equity in losses of unconsolidated investments, net	—	482	927
Gain on previously-held equity interests	—	(2,926)	—
Interest expense related to beneficial conversion feature on convertible bond	—	247	—
Gains from asset dispositions and exchanges	—	—	(29)
Contribution to pension plan	—	—	(108)
Spectrum hosting contract termination	—	—	(236)
Other changes in assets and liabilities:
Accounts and notes receivable	(65)	150	(526)
Inventories and other current assets	(72)	298	(348)
Accounts payable and other current liabilities	167	280	395
Non-current assets and liabilities, net	(153)	207	55
Other, net	43	29	(89)
Net cash provided by operating activities	700	2,671	2,783
Cash flows from investing activities:
Capital expenditures	(1,878)	(3,140)	(2,784)
Expenditures relating to FCC licenses	(31)	(125)	(152)
Acquisitions, net of cash acquired	(14,112)	(4,039)	—
Investment in Clearwire (including debt securities)	—	(308)	(128)
Proceeds from sales and maturities of short-term investments	479	2,445	958
Purchases of short-term investments	(815)	(1,221)	(1,492)
Increase in restricted cash	(3,050)	—	—
Other, net	—	3	13
Net cash used in investing activities	(19,407)	(6,385)	(3,585)
Cash flows from financing activities:
Proceeds from debt and financings	6,826	204	3,577
Repayments of debt and capital lease obligations	(497)	(362)	(2,508)
Debt financing costs	(107)	(11)	(90)
Proceeds from issuance of common stock and warrants, net	18,552	60	21
Other, net	(14)	—	—
Net cash provided by (used in) financing activities	24,760	(109)	1,000
Net increase (decrease) in cash and cash equivalents	6,053	(3,823)	198
Cash and cash equivalents, beginning of period	5	6,351	5,447
Cash and cash equivalents, end of period	$6,058	$2,528	$5,645
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Predecessor
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2012	3,010	$6,019	$47,016	$(44,815)	$(1,133)	$7,087
Net loss				(1,158)		(1,158)
Other comprehensive income, net of tax					23	23
Issuance of common stock, net	16	33	27			60
Share-based compensation expense			18			18
Conversion of convertible debt	590	1,181	1,919			3,100
Balance, July 10, 2013	3,616	$7,233	$48,980	$(45,973)	$(1,110)	$9,130

	Successor
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, December 31, 2012	—	$—	$3,137	$(27)	$—	$3,110
Expenses incurred by Softbank for the benefit of Sprint			97			97
Net loss				(822)		(822)
Other comprehensive income, net of tax					4	4
Issuance of common stock to SoftBank upon acquisition	3,076	31	18,370			18,401
Issuance of common stock to Sprint stockholders upon acquisition	851	8	5,336			5,344
Conversion of Sprint vested stock-based awards upon acquisition			193			193
Issuance of warrant to Softbank prior to acquisition			139			139
Return of capital to Softbank prior to acquisition			(14)			(14)
Issuance of common stock, net	4	—	12	—		12
Share-based compensation expense			19			19
Balance, September 30, 2013	3,931	$39	$27,289	$(849)	$4	$26,483

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Sprint Nextel Corporation (Sprint Nextel) annual report on Form 10-K and the Starburst II Form S-4/A dated March 15, 2013 for the year ended December 31, 2012 and the subsequent Sprint Nextel and Sprint Corporation quarterly reports on Form 10-Q through June 30, 2013.
On July 10, 2013, SoftBank Corp., a kabushiki kaisha organized under the laws of Japan, and certain of its wholly-owned subsidiaries (together, “SoftBank”) completed the merger (SoftBank Merger) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012, as amended on November 29, 2012, April 12, 2013 and June 10, 2013 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012, as amended on June 10, 2013 (as amended, the Bond Agreement) (See Note 3. Significant Transactions). Pursuant to the Bond Agreement, Sprint Communications issued a convertible bond (Bond) to Starburst II, Inc. (Starburst II) with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications common stock at $5.25 per share at consummation of the SoftBank Merger on July 10, 2013. As a result of the SoftBank Merger and subsequent open market stock purchases, SoftBank owned approximately 80% of the outstanding voting common stock of Sprint Corporation (formerly known as Starburst II, Inc., a wholly owned subsidiary of SoftBank prior to completion of the SoftBank Merger and the acquiring company in connection with the consummation of the SoftBank Merger). Following the consummation of the SoftBank Merger, Sprint Corporation became the parent company of Sprint Nextel and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). In connection with the consummation of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger. As a result of the SoftBank Merger and the resulting change in ownership and control by SoftBank, Sprint Corporation applied the acquisition method of accounting as of the merger date, which resulted in a new basis of presentation based on the estimated fair values of assets acquired and liabilities assumed from Sprint Nextel for the successor period beginning as of the day following the consummation of the SoftBank Merger.
In connection with the change of control, as a result of the SoftBank Merger, Sprint Communications' assets and liabilities were adjusted to fair value on the closing date of the SoftBank Merger. The consolidated financial statements distinguish between the predecessor period relating to Sprint Communications for periods prior to the SoftBank Merger (Predecessor) and the successor period (Successor) relating to Sprint Corporation (formerly Starburst II). The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the three and nine-month periods ended September 30, 2013, which includes the activity and accounts of Sprint Communications, prospectively, beginning on July 11, 2013. As a result of the SoftBank Merger, the Successor period results of operations for the three and nine-month periods ended September 30, 2013 primarily reflect the accounts and operating activities of Sprint Communications, inclusive of the consolidation of Clearwire, for an 82 day period (Post-merger period), representing the results of operations from July 11, 2013 through September 30, 2013. The accounts and operating activity for the Successor period from January 1, 2013 to July 10, 2013 consist solely of the activity of Starburst II prior to the consummation of the SoftBank Merger, which primarily relates to its investment in the Bond issued by Sprint Communications in connection with the SoftBank Merger. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. As a result of the preliminary valuation of assets acquired and liabilities assumed at fair value at the time of the SoftBank Merger, the financial statements for the Successor period are presented on a measurement basis different than the Predecessor period (Sprint Communications historical cost) and are, therefore, not comparable. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and the “Company” mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
On July 9, 2013, Sprint Communications completed the acquisition of the remaining equity interests in Clearwire Corporation (Clearwire) that it did not already own (Clearwire Acquisition), in accordance with the merger agreement with Clearwire dated as of December 17, 2012, as amended as of April 18, 2013, May 21, 2013, and June 20, 2013 (Clearwire Merger Agreement). As a result of the Clearwire Acquisition, Sprint Communications acquired all of the remaining equity interests in Clearwire that it did not own for approximately $3.5 billion, net of cash acquired, or $5.00 per share. The consideration paid was allocated to assets acquired and liabilities assumed based on their estimated preliminary fair values at the time of the Clearwire Acquisition. The effects of the Clearwire Acquisition are included in the Predecessor period financial information and are therefore included in the allocation of the consideration transferred at the closing date of the SoftBank Merger.
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
In February 2013, the FASB issued authoritative guidance regarding Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance and requires, in a single location, the presentation of the effects of certain significant amounts reclassified from each component of accumulated other comprehensive income based on its source and Statement of Comprehensive (Loss) Income line items affected by the reclassification. The guidance was effective beginning in the first quarter 2013 and did not have a material effect on our consolidated financial statements as amounts reclassified out of other comprehensive income, consisting primarily of the recognition of periodic pension costs and realized holding gains and losses, are immaterial for all periods presented.
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

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Significant Transactions
Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint Communications entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint Communications agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to be approximately $160 million on a net present value basis, but in no event will Sprint Communications' reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. In addition, Sprint Communications and U.S. Cellular entered into transition services agreements for services to be provided by U.S. Cellular during the period after closing and prior to the transfer of the acquired customers to Sprint's network. The transaction closed on May 17, 2013. Of the total purchase price, approximately $605 million and $32 million was allocated to spectrum and customer relationships, respectively.
Acquisition of Remaining Interest in Clearwire
In connection with the Clearwire Acquisition, Clearwire and Sprint Communications entered into a financing agreement that provided up to $800 million of additional financing for Clearwire in the form of 1% exchangeable notes (Clearwire Exchangeable Notes), due June 2018, which were exchangeable for Clearwire common stock at a conversion price of $1.50 per share, subject to certain conditions and subject to adjustment. Under the financing agreement, Sprint Communications agreed to purchase $80 million of Clearwire Exchangeable Notes per month for up to 10 months beginning in January 2013. Clearwire elected three draws under the terms of the Clearwire Exchangeable Notes, as amended, for a total of $240 million. This financing agreement was terminated upon consummation of the Clearwire Acquisition.
On July 9, 2013 (Clearwire Acquisition Date), Sprint Communications completed the Clearwire Acquisition. Immediately prior to the completion of the Clearwire Acquisition, Sprint Communications owned 739,010,818 shares of Clearwire Common Stock representing approximately 50.1% of a non-controlling voting interest of the total issued and outstanding common stock. As a result of the Clearwire Acquisition, each share of common stock of Clearwire, par value $0.0001 per share, other than shares owned by Sprint Communications, was converted into the right to receive $5.00 per share in cash. The cash consideration paid totaled approximately $3.5 billion, net of cash acquired of $198 million. Approximately $125 million of the cash consideration has been accrued as of September 30, 2013 for dissenting shares relating to stockholders who exercised their appraisal rights.
Consideration
The fair value of consideration, which is measured at the estimated fair value of each element of consideration transferred as of the Clearwire Acquisition Date, was determined as the sum of (a) cash transferred to Clearwire stockholders, which includes $125 million of cash held in escrow for dissenting shares, (b) the estimated fair value of Clearwire shares held by Sprint Communications immediately preceding the acquisition and (c) share-based payment awards (replacement awards) exchanged for awards held by Clearwire employees. The fair value of the consideration transferred was based on the most reliable measure for each element of consideration, which was determined to be the market price of Clearwire common shares as of the Clearwire Acquisition Date for all non-cash consideration.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair value of the consideration transferred, based on the market price of Clearwire common shares, as determined using the closing price on the NASDAQ as of the Clearwire Acquisition Date, consisted of the following:

Consideration:
Cash to acquire the remaining equity interests of Clearwire	$3,681
Estimated value of Sprint's previously-held equity interests(1)	3,251
Liability to holders of Clearwire equity awards for services provided in the pre-acquisition period(2)	59
Total purchase price to be allocated	$6,991
 _________________

(1)
Equals the estimated fair value of Sprint Communications' previously-held equity interest in Clearwire valued at $4.40 per share, which represented an approximate 12% discount to Sprint Communications' acquisition price for shares not held by Sprint Communications prior to the Clearwire Acquisition Date. The difference between $4.40 and the per share merger consideration of $5.00 represents an estimate of a control premium, which would not generally be included in the valuation of Sprint Communications' non-controlling interest.

(2)	$47 million of the liability was paid in cash pursuant to the Clearwire Merger Agreement.
Acquisition-related costs (included in selling, general and administrative in the results of operations) for the Clearwire Acquisition totaled approximately $19 million, of which $2 million were recognized in the three-month period ended December 31, 2012 and $11 million and $17 million were recognized in the 10-day and 191-day periods ended July 10, 2013, respectively.
Preliminary Purchase Price Allocation
The consideration transferred has been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Additional analysis, including, but not limited to, the value of intangible assets, and any associated tax impacts, could result in a change in the total amount of goodwill. The preliminary allocation represents management's current best estimate of fair value, but these amounts could change as additional information is obtained and evaluated.
Of the total acquisition-related costs, the contingent acquisition-related costs paid by, or incurred by, Sprint Communications, approximately $7 million, were recorded as an expense in the Predecessor period. The following table summarizes the preliminary purchase price allocation of consideration in the Clearwire Acquisition:

Preliminary Purchase Price Allocation (in millions):
Current assets	$778
Property, plant and equipment	1,245
Identifiable intangibles	12,870
Goodwill	706
Other assets	25
Current liabilities	(1,063)
Long-term debt	(4,319)
Deferred tax liabilities	(2,400)
Other liabilities	(851)
Net assets acquired	$6,991

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill includes expected synergies from combining the businesses such as cost synergies from reduced network-related expenses through the elimination of redundant assets and enhanced spectrum positions, which are expected to provide greater network coverage. None of the goodwill resulting from the acquisition, which is allocated to the Wireless segment, is deductible for income tax purposes.
Identifiable intangible assets acquired in the Clearwire Acquisition include the following:

	Estimated Fair Value	Weighted Average Useful Life
	(in millions)	(in years)
Indefinite-lived intangible assets:
Federal Communications Commission (FCC) licenses	$11,884	n/a

Intangible assets subject to amortization:
Favorable spectrum and tower leases	986	21
	$12,870
FCC licenses consist of the 2.5 gigahertz (GHz) spectrum acquired. Favorable spectrum and tower leases resulted from the favorable difference between the terms of the Clearwire tower and spectrum leases acquired and the current market terms for those leases at the Clearwire Acquisition Date (see Note 7. Intangible Assets).
Consolidated Statement of Comprehensive Loss for the period from July 10, 2013 to September 30, 2013
The following supplemental information presents the financial results of Clearwire operations included in the Consolidated Statement of Comprehensive (Loss) Income for the period from July 10, 2013 through September 30, 2013:

From July 10, 2013 through September 30, 2013
(in millions)
Total revenues	$169
Net loss	$(415)
SoftBank Transaction
On October 15, 2012, Sprint Communications entered into the Merger Agreement with SoftBank. In addition, on October 15, 2012, Sprint Communications and SoftBank entered into the Bond Agreement. In July 2013, all conditions to closing were complete and the SoftBank Merger was consummated on July 10, 2013 (SoftBank Merger Date). As a result, Starburst II, Inc. immediately changed its name to Sprint Corporation and Sprint Nextel Corporation changed its name to Sprint Communications, Inc. Pursuant to the Bond Agreement, Sprint Communications issued a Bond to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications common stock at $5.25 per share at consummation of the SoftBank Merger. Sprint Communications stockholders received consideration in a combination of both cash and stock, subject to proration. As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint and other Sprint stockholders own the remaining 20%, which consisted of common shares issued pursuant to the SoftBank Merger Agreement. Cash consideration paid in the SoftBank Merger was $14.1 billion, net of cash acquired of $2.5 billion and the estimated fair value of the 22% interest in Sprint issued to former stockholders of Sprint Communications. SoftBank provided an equity contribution of $1.9 billion to Sprint at the close of the SoftBank Merger, which was not distributed to former stockholders and is intended to be used for general corporate purposes.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consideration Transferred
The fair value of consideration transferred, which is measured at the estimated fair value of each element of consideration transferred as of the SoftBank Merger Date, was determined as the sum of (a) cash transferred to Sprint Communications stockholders, (b) the number of shares of Sprint issued to Sprint Communications stockholders and (c) share-based payment awards (replacement awards) exchanged for awards held by Sprint employees. The fair value of the consideration transferred was based on the most reliable measure for each element of consideration, which was determined to be the market price of Sprint common shares as of July 11, 2013 for all non-cash consideration. The estimated fair value of the consideration transferred, based on the market price of Sprint common stock, as determined using the closing price on the New York Stock Exchange as of July 11, 2013, and the investments by SoftBank consisted of the following:

Consideration transferred and investments by SoftBank (in millions):
Cash consideration paid to Sprint Communications stockholders	$16,640
Issuance of Sprint Corporation common stock to former Sprint Communications stockholders	5,344
Estimated value of Sprint Corporation equity awards issued to holders of Sprint Communications equity awards for service provided in the pre-combination period	193
Total purchase price to be allocated	22,177
Convertible Bond	3,100
Additional capital contribution made by SoftBank	1,900
Total consideration transferred and investments by SoftBank	$27,177
The fair value of the investments by SoftBank was determined based on the cash transferred, including $3.1 billion to purchase the Bond and $1.9 billion at the close of the SoftBank Merger. Merger-related costs (included in selling, general and administrative in the results of operations) for the SoftBank Merger totaled approximately $129 million, of which $32 million were recognized in the three-month period ended December 31, 2012 and $73 million and $97 million were recognized in the three and nine-month periods ended September 30, 2013, respectively.
Preliminary Purchase Price Allocation
The consideration transferred has been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values as of the SoftBank Merger Date, inclusive of the Clearwire Acquisition described above. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Additional analysis, including, but not limited to, the value of property, plant and equipment and intangible assets, and any associated tax impacts, could result in a change in the total amount of goodwill. The preliminary allocation represents management's current best estimate of fair value, but these amounts could change as additional information is obtained and evaluated. In addition, because approximately $46 million of certain merger-related fees of Sprint Communications, the acquiree, were contingent upon the closing of the SoftBank Merger, these fees were not recorded as an expense subsequent to the close of the transaction. However, these fees were reflected in the preliminary purchase price allocation. Of the total acquisition-related costs, approximately $73 million of contingent merger-related costs paid by, or incurred by SoftBank on behalf of, the accounting acquirer (formerly Starburst II), were recorded as an expense in the three-month period ended September 30, 2013 Successor period.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary purchase price allocation of consideration transferred:

Preliminary Purchase Price Allocation (in millions):
Current assets	$8,518
Investments	133
Property, plant and equipment	14,558
Identifiable intangibles	50,372
Goodwill	6,819
Other assets	235
Current liabilities	(10,705)
Long-term debt	(29,512)
Deferred tax liabilities	(14,257)
Other liabilities	(3,984)
Net assets acquired, prior to conversion of the Bond	22,177
Conversion of Bond	3,100
Net assets acquired, after conversion of the Bond	$25,277
The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill includes expected synergies such as cost synergies related to scaled purchasing and other additional cost savings. Goodwill resulting from the SoftBank Merger is allocated to the Wireless segment and substantially all is not expected to be deductible for income tax purposes. Gross contractual receivables acquired and included within current assets above totaled approximately $3.4 billion for which the estimated fair value is $3.2 billion. The difference is the estimated amount of the Predecessor's allowance for doubtful accounts at the SoftBank Merger Date.
Identifiable intangible assets acquired in the SoftBank Merger include the following:

	Estimated Fair Value	Weighted Average Useful Life
	(in millions)
Indefinite-lived intangible assets:
FCC licenses	$35,469	n/a
Trademarks	5,935	n/a
Intangible assets subject to amortization:
Customer relationships	6,923	8
Other definite-lived intangible assets
Favorable spectrum leases	884	23
Favorable tower leases	589	6
Trademarks	520	34
Other	52	10
	$50,372
Indefinite-lived intangible assets consist of 1.9 GHz, 800 megahertz (MHz), 900 MHz, and 2.5 GHz FCC licenses well as the Sprint and Boost Mobile trademarks. Intangible assets subject to amortization consist of customer relationships, favorable spectrum and tower leases resulting from the favorable difference between the terms of the tower and spectrum leases acquired and the current market terms for those leases, and the Virgin Mobile trade name (see Note 7. Intangible Assets).

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations assume that the SoftBank Merger and Clearwire Acquisition were completed as of January 1, 2012 for the nine-month periods ended September 30, 2013 and 2012, respectively.

	Nine Months Ended
	September 30,
	2013	2012
	(in millions)
Net operating revenues	$26,810	$26,749
Net loss	$(3,188)	$(3,618)
Basic loss per common share	$(0.82)	$(0.94)
The unaudited pro forma financial information was prepared to illustrate the pro forma effect of the combination of Sprint, Sprint Communications and Clearwire using the consideration transferred as of each acquisition date as though the acquisition date for each transaction occurred on January 1, 2012. The preparation of the pro forma financial information also assumed a preliminary purchase price allocation of the consideration transferred among the assets acquired and liabilities assumed for each acquiree. The pro forma financial information adjusts the actual combined results for items that are recurring in nature and directly attributable to the Clearwire Acquisition and SoftBank Merger. The pro forma net loss provided excludes certain non-recurring items such as Sprint's gain on it's previously held interest in Clearwire and transaction costs associated with the Clearwire Acquisition and SoftBank Merger. As a result, the pro forma financial information presented above excludes a net gain of $1.4 billion (See Note 4. Investments) and acquisition related costs of approximately $169 million.
This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Sprint would have achieved had the Clearwire Acquisition and/or the SoftBank Merger actually occurred at January 1, 2012 or at any other historical date, nor is it reflective of our expected actual financial positions or results of operations for any future period.

Note 4.	Investments
The components of investments were as follows:

	Successor		Predecessor
	September 30, 2013	December 31, 2012	December 31, 2012
	(in millions)
Marketable equity securities	$45	$—	$45
Equity method and other investments	92	—	1,008
Bond investment	—	2,929	—
Bond derivative	—	175	—
	$137	$3,104	$1,053
The bond investment, together with the bond derivative, for the Successor period relate to the convertible bond Sprint Communications issued (See Note 9. Long-term debt, financing and capital lease obligations) to Starburst II in connection with the Bond Agreement (See Note 3. Significant Transactions), which was accounted for as an available-for-sale investment carried at its estimated fair value by Starburst II.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consolidation of Clearwire
Sprint's Ownership Interest and Equity in Earnings/Losses
Immediately prior to the Clearwire Acquisition, Sprint Communications held approximately 50.1% of non-controlling voting interest and a 2.1% non-controlling economic interest in Clearwire Corporation as well as a 48.0% non-controlling economic interest in Clearwire Communications LLC, a wholly-owned subsidiary of Clearwire Corporation, (together, "Clearwire") for which the carrying value totaled $325 million. Prior to the consummation of the Clearwire Acquisition, we applied equity method accounting to the investment in Clearwire.
The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in the Clearwire Exchangeable Notes, and other items recognized by Clearwire Corporation that did not affect our economic interest. Equity in losses from Clearwire for the three-month period ended September 30, 2012 included a $204 million pre-tax impairment reflecting a reduction in the carrying value of the investment in Clearwire to an estimated fair value. The nine-month period ended September 30, 2012 also included charges of approximately $41 million, which were associated with Clearwire's write-off of certain network and other assets that no longer met its strategic plans. Sprint's equity in losses for the year-to-date period ended July 9, 2013, includes a $65 million derivative loss associated with the change in fair value of the embedded derivative included in the Clearwire Exchangeable Notes.
Subsequent to the Clearwire Acquisition, Clearwire is consolidated as a wholly-owned subsidiary of Sprint. In connection with the acquisition, Sprint recorded a pre-tax gain of approximately $2.9 billion to "Gain on previously-held equity interests" in its consolidated statement of comprehensive (loss) income immediately preceding the Clearwire Acquisition resulting from the difference between the estimated fair value of the interests owned prior to the acquisition ($5.00 per share offer price less an estimated control premium of approximately $0.60) and the carrying value of approximately $325 million for those previously-held equity interests.
Summarized financial information for Clearwire for the periods preceding the Clearwire Acquisition is as follows:

	January 1, - July 9,	July 1, - July 9,	Nine Months Ended	Three Months Ended
			September 30,
	2013	2013	2012	2012
	(in millions)
Revenues	$666	$31	$954	$314
Operating expenses	(1,285)	(62)	(2,020)	(647)
Operating loss	$(619)	$(31)	$(1,066)	$(333)
Net loss from continuing operations before non-controlling interests	$(909)	$(31)	$(1,312)	$(320)
Net loss from discontinued operations before non-controlling interests	$—	$—	$(179)	$(173)
Clearwire Related-Party Transactions
Sprint's equity method investment in Clearwire included agreements by which we resold wireless data services utilizing Clearwire's 4G network. In addition, Clearwire utilized the third generation (3G) Sprint network to provide dual-mode service to its customers in those areas where access to its 4G network was not available. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G services from Clearwire totaled $103 million and $312 million for the three and nine-month periods ended September 30, 2012, respectively, and $11 million and $207 million for the periods from July 1, 2013 and January 1, 2013 to the Clearwire Acquisition, respectively.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Financial Instruments
Cash and cash equivalents, restricted cash, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Short-term investments (consisting primarily of time deposits, commercial paper, and Treasury securities), totaling approximately $1.4 billion and $1.8 billion as of September 30, 2013 (Successor) and December 31, 2012 (Predecessor), respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value using quoted prices in active markets. The fair value of marketable equity securities totaling $45 million as of September 30, 2013 (Successor) and December 31, 2012 (Predecessor), respectively, is measured on a recurring basis using quoted prices in active markets.
The estimated fair value of the majority of our current and long-term debt, excluding the Bond and our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from or corroborated by observable market data. As of March 31, 2013, the outstanding carrying value under our credit facilities, which totaled $945 million (Predecessor) and approximated fair value at the time of transfer, was transferred out of estimated fair value using observable inputs and into estimated fair value using unobservable inputs due to the lack of an available pricing source. To estimate the fair value of our Clearwire Exchangeable Notes and the related embedded derivative, as well as the Bond issued by Sprint Communications to Starburst II (see Note 3. Significant Transactions) and its related bond derivative, a convertible bond pricing model was used based on the relevant interest rates, conversion feature and other significant inputs not observable in the market. The significant unobservable inputs used in the fair value measurement of the Company's exchangeable notes and related embedded derivative as well as the Bond and its related bond derivative are the credit condition of the companies, probability and timing of conversion, and discount for lack of marketability. Significant increases or decreases in any of those inputs, in isolation, would result or could have resulted in a significantly lower or higher fair value measurement. Immediately preceding the close of the SoftBank Merger on July 10, 2013, the Bond was converted into shares of Sprint Communications. As a result, there is no balance for the Bond or its related bond derivative as of September 30, 2013.
The following table presents carrying amounts and estimated fair values of current and long-term debt, and the available-for-sale bond investment and its related bond derivative:

	Predecessor
	Carrying amount at December 31, 2012	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$23,569	$17,506	$6,118	$3,104	$26,728

	Successor
	Carrying amount at September 30, 2013	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,001	$25,900	$5,797	$1,215	$32,912

	Carrying amount at December 31, 2012	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Bond investment	$2,929	$—	$—	$2,929	$2,929
Bond derivative	$175	$—	$—	$175	$175

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of recurring unobservable assets:

	Successor
	Balances as of December 31, 2012	Net purchases	Conversion of Convertible Bond	Accretion of bond discount recognized as interest income	Change in value of derivative	Realization of Gain on Bond recognized in other income, net	Transfers In (Out) of Unobservable Inputs	Balances as of September 30, 2013
	(in millions)
Bond investment	$2,929	$—	$(3,100)	$12	$—	$159	$—	$—
Bond derivatives	$175	$—	$—	$—	$(175)	$—	$—	$—

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. In the first quarter 2012, plans were formalized to take off-air roughly one-third, or 9,600 cell sites, of the total Nextel platform by the middle of 2012. The remaining sites, approximately 20,000, were taken off-air on June 30, 2013. As a result, incremental depreciation expense was recorded through the period ended June 30, 2013. In addition, increasing data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones is expected to require additional legacy 3G Sprint platform equipment that will not be utilized beyond the final deployment of Network Vision's multi-mode technology, which is expected to continue through the middle of 2014. As a result, the estimated useful lives of such equipment were shortened, as compared to similar prior capital expenditures, through the date on which Network Vision equipment is deployed and in-service. The incremental effect of accelerated depreciation expense totaled approximately $800 million for the 191-day period ended July 10, 2013, and $400 million and $1.7 billion for the three and nine-month periods ended September 30, 2012, respectively, of which the majority related to shortened useful lives of Nextel platform assets for all periods.
Property, plant, and equipment as of September 30, 2013 includes non-cash additions for the nine-month period ended of approximately $500 million along with corresponding increases in accounts payable and accrued expenses and other current liabilities.
The components of property, plant and equipment, and the related accumulated depreciation for the Predecessor and Successor periods were as follows:

	Successor	Predecessor
	September 30, 2013	December 31, 2012
	(in millions)
Land	$265	$330
Network equipment, site costs and related software	11,764	37,692
Buildings and improvements	711	4,893
Non-network internal use software, office equipment and other	655	1,860
Construction in progress	2,802	3,123
Less: accumulated depreciation	(885)	(34,291)
Property, plant and equipment, net	$15,312	$13,607

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
At September 30, 2013, we hold 1.9 GHz, 800 MHz, 900 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets.

	Predecessor
	December 31, 2012	Net Additions	July 10, 2013
	(in millions)
FCC licenses	$20,268	$12,580	$32,848
Trademarks	409	—	409
Goodwill	359	715	1,074
	$21,036	$13,295	$34,331

	Successor
	July 11, 2013	Net Additions	September 30, 2013
	(in millions)
FCC licenses	$35,469	$55	35,524
Trademarks	5,935	—	5,935
Goodwill	6,819	—	6,819
	$48,223	$55	48,278
During the period from January 1, 2013 through July 10, 2013 Sprint acquired approximately $605 million of 1.9 GHz spectrum and $11.9 billion of 2.5 GHz spectrum from U.S. Cellular and Clearwire, respectively (see Note 3. Significant Transactions). The net additions during this Predecessor period also included approximately $91 million of costs related to our 2004 FCC Report and Order to reconfigure the 800 MHz band (Report and Order) (see Note 12. Commitments and Contingencies).
The amounts reflected in the July 11, 2013 column represents the preliminary estimated fair value of each class of indefinite-lived intangible assets resulting from the SoftBank Merger. Trademarks, which include our Sprint and Boost Mobile tradenames, have also been identified as indefinite-lived intangible assets. The net additions for FCC licenses during the period from July 11, 2013 through September 30, 2013 were as a result of work related to our Report and Order (see Note 12. Commitments and Contingencies).
Goodwill
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. We recognized $6.8 billion of goodwill associated with the SoftBank Merger in the Successor period ended September 30, 2013 (see Note 3. Significant Transactions).
Goodwill Recoverability Assessment
The carrying value of Sprint's goodwill is included in the Wireless segment, which represents our wireless reporting unit. We estimate the fair value of the wireless reporting unit using both discounted cash flow and market-based valuation models. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our wireless reporting unit exceeds its estimated fair value, we estimate the fair value of goodwill to determine the amount of impairment loss, if any. As a result of the preliminary remeasurement of assets acquired and liabilities assumed in connection with the SoftBank Merger, Sprint recognized goodwill at its estimate of fair value as of the SoftBank Merger Date. Since goodwill is reflected at its estimate of fair value, there is no cushion, or fair value in excess of carrying value as of the SoftBank

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Merger Date, and the risk associated with potential goodwill impairment in future reporting periods is heightened. The Company has not finalized the valuation associated with the SoftBank Merger. Any additional changes to the valuation and associated impact to our purchase price allocation could result in a change in the amount of goodwill reflected in these financial statements in future reporting periods.
The determination of the estimated fair value of the wireless reporting unit requires significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to, transactions within the wireless industry and related control premiums, discount rate, terminal growth rate, earnings before interest, taxes, depreciation and amortization (EBITDA) and capital expenditure forecasts. Due to the inherent uncertainty involved in making those estimates, actual results could differ from those estimates. We evaluate the merits of each significant assumption, both individually and in the aggregate, used to determine the fair value of the wireless reporting unit for reasonableness.
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases are recognized in cost of services. During the second quarter 2013, $32 million of customer relationships were recorded as a result of the acquisition of assets from U.S. Cellular (see Note 3. Significant Transactions). In addition, during the second quarter 2013, the gross carrying value and accumulated amortization was reduced by approximately $234 million associated with fully amortized intangible assets primarily related to customer relationships in connection with the 2009 acquisition of iPCS. During the third quarter 2013, we recorded $6.9 billion of customer relationships, $884 million of favorable spectrum leases, $589 million of favorable tower leases, $520 million for trademarks and $52 million of other intangible assets as a result of the preliminary allocation of the SoftBank Merger and Clearwire Acquisition (see Note 3. Significant Transactions).

		Successor			Predecessor
		September 30, 2013			December 31, 2012
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 to 8 years	$6,923	$(445)	$6,478	$234	$(230)	$4
Other intangible assets
Favorable spectrum leases	23 years	884	(10)	874	—	—	—
Favorable tower leases	3 to 7 years	589	(26)	563	—	—	—
Trademarks	34 years	520	(4)	516	1,168	(681)	487
Reacquired rights	9 to 14 years	—	—	—	1,571	(785)	786
Other	4 to 10 years	54	(2)	52	138	(80)	58
Total other intangible assets		2,047	(42)	2,005	2,877	(1,546)	1,331
Total definite-lived intangible assets		$8,970	$(487)	$8,483	$3,111	$(1,776)	$1,335

	2013	2014	2015	2016	2017
	(in millions)
Estimated amortization expense	$473	$1,737	$1,488	$1,231	$946

Note 8.	Accounts Payable
Accounts payable at September 30, 2013 and December 31, 2012 include liabilities in the amounts of $110 million and $117 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

							Successor	Predecessor
	Interest Rates			Maturities			September 30, 2013	December 31, 2012
							(in millions)
Notes
Senior notes
Sprint Corporation	7.25	-	7.88%	2021	-	2023	$6,500	$—
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
iPCS, Inc.	3.52%			2014			181	481
Clearwire Communications LLC	12.00	-	14.75%	2015	-	2017	3,150	—
Exchangeable notes
Clearwire Communications LLC	8.25%			2040			629	—
Convertible bonds
Sprint Communications, Inc.	1.00%			2019			—	3,100
Credit facilities
Bank credit facility	2.81%			2018			—	—
Export Development Canada	3.62%			2015			500	500
Secured equipment credit facility	2.03%			2017			715	296
Vendor financing notes
Clearwire Communications LLC	5.77	-	7.26%	2015			27	—
Financing obligation	6.09%			2021			351	698
Capital lease obligations and other	2.35	-	10.52%	2014	-	2023	199	74
Net discount from beneficial conversion feature on convertible bond							—	(247)
Net premiums (discounts)							1,815	(45)
							33,551	24,341
Less current portion							(1,131)	(379)
Long-term debt, financing and capital lease obligations							$32,420	$23,962
As of September 30, 2013, Sprint Corporation, the parent corporation, had $6.5 billion in principal amount of debt outstanding. In addition, as of September 30, 2013, the outstanding principal amount of Senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, Guaranteed notes issued by Sprint Communications, Inc., and Secured notes issued by iPCS, Inc. (iPCS), totaling $19.7 billion in principal amount of our long-term debt was issued by 100% owned subsidiaries was fully and unconditionally guaranteed by Sprint Corporation. The indentures and financing arrangements governing certain of our subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. Except in the case of notes issued by and secured by assets of Clearwire Communications LLC, the transfer of cash in the form of advances from subsidiaries to the parent corporation generally is not restricted. Cash interest payments, net of amounts capitalized of $14 million and $269 million, respectively, totaled $309 million and $912 million during the nine-month periods ended September 30, 2013 and 2012, respectively. Cash interest payments, net of amounts capitalized of $1 million and $29 million, totaled $6 million and $814 million during the 10-day and 191-day periods ended July 10, 2013, respectively. In the third quarter 2013, Sprint Corporation provided a guaranty in respect of the Senior notes and

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Guaranteed notes of Sprint Communications, Inc., the Senior notes of Sprint Capital Corporation, and the Secured notes of iPCS, Inc.
Notes
Notes consist of Senior notes, and Guaranteed notes, all of which are unsecured, as well as Secured notes of iPCS and Clearwire Communications LLC, which are secured solely by the respective underlying assets of iPCS and Clearwire Communications LLC. Cash interest on all of the notes is generally payable semi-annually in arrears. As of September 30, 2013, approximately $29.1 billion aggregate principal amount of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of September 30, 2013, approximately $17.6 billion aggregate principal amount of our Senior notes and Guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of September 30, 2013, approximately $3.2 billion aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs. If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
Upon the consummation of the Clearwire Acquisition, the Clearwire Communications, LLC 8.25% Exchangeable Notes due 2040 became exchangeable at any time, at the holder’s option, for a fixed amount of cash equal to $706.21 for each $1,000 principal amount of notes surrendered. As a result, $444 million, which is the total cash consideration payable upon an exchange of all $629 million principal amount of notes outstanding, is now classified as a current debt obligation. The remaining carrying value of these notes is classified as a long-term debt obligation.
Debt Issuances
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement (144A) transaction with registration rights. Interest on the notes is payable semi-annually on March 15 and September 15. The notes are guaranteed by Sprint Communications, Inc.
Sprint Communications' credit facilities contain a financial covenant requiring that, as of the last day of each fiscal quarter, Sprint Communications' ratio of total indebtedness to EBITDA (as defined) not exceed a threshold level, which was 6.25 to 1.0 at September 30, 2013. After giving effect to the offering of $6.5 billion aggregate principal amount of notes by the Company in September 2013, there was risk we would exceed the Leverage Ratio at September 30, 2013. Accordingly, we obtained a limited waiver from each of the lenders under the credit facilities that allows us to exclude $4.5 billion of indebtedness from our Leverage Ratio, which enables us to be in compliance with this financial covenant until December 31, 2013. However, as a requirement under the waivers, we must maintain a segregated reserve account of $3.5 billion until the earlier of 1) the time such funds are used to prepay, redeem or otherwise retire existing Clearwire indebtedness, or 2) December 31, 2013 at which time the waivers will have expired. Sprint intends to retire certain of Clearwire’s indebtedness prior to the expiration of the waiver, which would allow the Company to remain in compliance with its Leverage Ratio beyond the expiration of the waivers.
Debt Redemptions
On May 1, 2013, the Company paid $300 million in principal amount to redeem its outstanding iPCS, Inc. Secured Floating Rate Notes due 2013.
From September 11, 2013 through September 30, 2013, approximately $414 million in principal amount of Clearwire Communications LLC's 12% Senior Secured Notes due 2015 were retired. The funds used to retire these notes directly reduced the amount required to be segregated in the reserve account as those funds were used to redeem this Clearwire Communications LLC debt. Therefore, as of September 30, 2013 our restricted cash balance was approximately $3.1 billion (See Note 15. Subsequent Events for additional subsequent redemptions).
On September 30, 2013, Sprint's wholly-owned subsidiaries, Clearwire Communications LLC and Clearwire Finance, Inc. (the Issuers) issued a notice to redeem $175 million, classified as a current debt obligation,

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of the $500 million principal amount outstanding of Clearwire Communications LLC's 12% second-priority secured notes due 2017, setting a redemption date of October 30, 2013. Furthermore, on October 24, 2013, the Issuers issued notices to redeem on December 1, 2013, all of the then outstanding principal amount of their 12% senior secured notes due 2015, as well as the remaining $325 million aggregate principal amount of 12% second-priority secured notes due 2017. As of September 30, 2013, the principal amount outstanding for Clearwire Communications LLC's 12% senior secured notes due 2015 was approximately $2.4 billion.
Credit Facilities
The Company has a $3.0 billion unsecured revolving bank credit facility that expires in February 2018 with an interest rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of September 30, 2013, approximately $915 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order. As a result of the outstanding letters of credit, which directly reduce the availability of borrowings under this facility, there was $2.1 billion of borrowing capacity available as of September 30, 2013. The unsecured Export Development Canada (EDC) credit facility and secured equipment credit facility were amended on March 12, 2013, and June 24, 2013, respectively to provide for terms similar to those of the bank revolving credit facility, except that under the terms of the EDC credit facility and the secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of September 30, 2013, the EDC credit facility was fully drawn.
As of September 30, 2013, we had fully drawn the first tranche of the secured equipment credit facility totaling $500 million and made two equal regularly scheduled principal repayments totaling $111 million during 2013. The second tranche of $500 million became available to draw upon through May 31, 2014, although the use of such funds is limited to equipment-related purchases from Ericsson Inc. (Ericsson). As of September 30, 2013, we had drawn approximately $326 million on the second tranche of the facility. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by Sprint Communications, Inc.
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
Covenants
Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, to incur indebtedness, and to incur liens, as defined by the terms of the indentures.
As of September 30, 2013, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under our other debt obligations, which in turn could result in the maturities being accelerated.
We are currently restricted from paying cash dividends because our ratio of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and certain other non-recurring items (adjusted EBITDA), as defined in the credit facilities, exceeds 2.5 to 1.0.

Note 10.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
For the three and nine-month periods ended September 30, 2013 as well as for the 191-day period ended July 10, 2013, we recognized lease exit costs associated with the decommissioning of the Nextel Platform. For the

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

10-day period ended July 10, 2013, we recognized a benefit in lease exit costs due to the changes in estimates for lease exit costs previously recognized.
For the three and nine-month periods ended September 30, 2013 as well as for the 10-day and 191-day periods ended July 10, 2013, we also recognized severance costs associated with reductions in force and access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit.
As a result of Network Vision and the completion of the Significant Transactions (see Note 3. Significant Transactions), we expect to incur additional exit costs in the future related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our Significant Transactions, such as the evaluation of future use of the Clearwire 4G broadband network, among other initiatives. These additional exit costs are expected to range between approximately $275 million to $375 million, of which the majority are expected to be incurred through first quarter 2016.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	Predecessor
	December 31, 2012	Purchase Price Adjustments	Net Expense		Cash Payments and Other	July 10, 2013
	(in millions)
Lease exit costs	$190	$131	$478	(1)	$(33)	$766
Severance costs	11	—	58	(2)	(15)	54
Access exit costs	43	—	151	(3)	(5)	189
	$244	$131	$687		$(53)	$1,009
 _________________
(1) For the 10-day and 191-day periods ended July 10, 2013, we recognized a benefit of $37 million due to the changes in estimates for lease exit costs previously recognized and net costs of $478 million (solely attributable to our Wireless segment), respectively.
(2) For the 10-day and 191-day periods ended July 10, 2013, we recognized $32 million (solely attributable to our Wireless segment) and $58 million ($55 million Wireless, and $3 million was Wireline), respectively.
(3) For the 10-day period ended July 10, 2013, we did not record any access exit costs. Of the $151 million ($133 million Wireless; $18 million Wireline) recognized for the 191-day period ended July 10, 2013, $35 million was recognized as "Cost of services and products" and $116 million was recognized in "Severance, exit costs and asset impairments."

	Successor
	July 11, 2013		Net Expense		Cash Payments and Other	September 30, 2013
	(in millions)
Lease exit costs	$772	(4)	$45	(5)	$46	$863
Severance costs	54		41	(6)	(17)	78
Access exit costs	189		24	(7)	(52)	161
	$1,015		$110		$(23)	$1,102
 _________________
(4) The July 11, 2013 opening balance takes into account purchase price adjustments as it relates to the SoftBank Merger.
(5) For the three- and nine-month periods ended September 30, 2013, we recognized costs of $45 million ($43 million Wireless, $2 million Wireline).
(6) For the three- and nine-month periods ended September 30, 2013, we recognized costs of $41 million ($33 million Wireless, $8 million Wireline).
(7) For the three- and nine-month periods ended September 30, 2013, $7 million (solely attributable to Wireline) was recognized as "Cost of services and products" and $17 million (solely attributable to Wireless) was recognized in "Severance, exit costs and assets impairments."
Asset Impairments
There were no asset impairments for the three and nine-month periods ended September 30, 2013 or for the 10-day and 191-day period ended July 10, 2013.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Successor	Predecessor
	Nine Months Ended	191 Days Ended	Nine Months Ended
	September 30,	July 10,	September 30,
	2013	2013	2012
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$277	$(155)	$1,013
Effect of:
State income taxes, net of federal income tax effect	35	(15)	104
Change in valuation allowance	(327)	(1,410)	(1,210)
Other, net	(15)	(21)	(17)
Income tax expense	$(30)	$(1,601)	$(110)
Effective income tax rate	(3.8)%	(361.4)%	(3.8)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in the valuation allowance of $327 million and $1.2 billion for the nine-month periods ended September 30, 2013 and 2012, respectively, and $1.4 billion for the 191-day period ended July 10, 2013 on deferred tax assets primarily related to losses incurred during the period that are not currently realizable and expenses recorded during the period that are not currently deducted for income tax purposes. The valuation allowance was $7.0 billion and $5.7 billion as of September 30, 2013 and December 31, 2012, respectively. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax expense of $30 million and $110 million for the nine-month periods ended September 30, 2013 and 2012, respectively, and $1.6 billion for the 191-day period ended July 10, 2013, is primarily attributable to taxable temporary differences from the $2.9 billion gain on the previously-held equity interests in Clearwire for the 191-day period and from amortization of FCC licenses for all other periods. The gain on the previously-held equity interests in Clearwire was principally attributable to the increase in the fair value of FCC licenses held by Clearwire. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period. In addition, during the nine-month period ended September 30, 2012, a $33 million tax benefit was recorded as a result of the successful resolution of various state income tax uncertainties.
As of September 30, 2013 and December 31, 2012, we maintained a liability related to unrecognized tax benefits of $183 million and $171 million, respectively. Cash received or paid for income taxes was insignificant during the nine-month periods ended September 30, 2013 and 2012, as well as during the 191-day period ended July 10, 2013.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of Sprint Communications common stock from

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, its motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and Sprint Communications has opposed that motion. Sprint Communications believes the complaint is without merit and intend to continue to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while the Bennett case is in the discovery phase. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications has appealed that order and the parties are in the process of briefing the appeal. We believe the complaint is without merit and intend to continue to defend this matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations. On July 23, 2012, the SEC issued a formal order of investigation relating to Sprint Communications' sales tax collection. On July 2, 2013, the SEC notified Sprint Communications that it was closing its investigation and did not intend to recommend an enforcement action against it.
In addition, eight related stockholder derivative suits were filed against Sprint Communications and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to Sprint Communications and its stockholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, is pending in federal court in New York; two suits are pending in state court in Johnson County, Kansas; and five suits are pending in federal court in Kansas. Six of the Kansas suits have been stayed by agreement among the parties. The defendants filed a motion to dismiss the New York suit on September 19, 2012, and on July 26, 2013, the court granted the motion and dismissed the suit; plaintiff has appealed. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
The Company has received several complaints purporting to assert claims on behalf of Sprint Communications stockholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases consolidated in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 29, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino). Plaintiffs in the state cases have indicated that they do not intend to challenge the transaction as completed, and have moved for an order granting attorneys' fees and expenses. Sprint Communications is opposing that motion and intends to defend these cases vigorously, and we do not expect the resolution of these matters to have a material effect on its financial position or results of operations.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sprint Communications is also a defendant in several complaints filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. There were five suits filed in Chancery Court in Delaware: Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; Litwin, et al. v. Sprint Nextel Corp., et al., filed January 2, 2013; and ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., filed April 26, 2013. All suits except the ACP Master, LTD suit have been voluntarily dismissed by the plaintiffs. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. There were three cases filed in state court in King County, Washington, and those cases have been dismissed with prejudice. Sprint Communications intends to defend the ACP Master, LTD cases vigorously, and, because these cases are still in the preliminary stages, we have not yet determined what effect the lawsuits will have, if any, on our financial position or results of operations.
Although a jury returned a verdict on August 2, 2013 related to the Ayyad v. Sprint Spectrum case, no judgment has yet been entered, and the Company does not expect final resolution of this matter to have a material adverse effect on our financial position or results of operation.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Total payments directly attributable to our performance under the Report and Order, from the inception of the program, are approximately $3.3 billion, of which primarily all payments incurred during the nine-month period ended September 30, 2013 related to FCC licenses. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred to date have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.

SPRINT CORPORATION
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
Contractual Obligations
As a result of the Clearwire Acquisition, we assumed additional future contractual obligation commitments of approximately $9.6 billion, of which $2.7 billion is attributable to additional operating lease commitments, $6.8 billion is additional spectrum lease commitments, and $100 million is related to spectrum service credits.

Note 13.	Per Share Data
Basic net (loss) income per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share adjusts basic net (loss) income per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Potentially dilutive common shares issuable under our equity-based compensation plans where the average market price exceeded the exercise price were 38 million and 12 million shares for the year-to-date periods ending September 30, 2013 and 2012, respectively, and 33 million shares for the year-to-date period ending July 10, 2013. In addition, as of September 30, 2013, all 55 million shares issuable under the warrant with Softbank were treated as potentially dilutive securities. However, all such potentially dilutive shares were antidilutive for the three and nine-month periods ended September 30, 2013 and 2012 as well as the 191-day period ended July 10, 2013, and therefore, have no effect on our determination of dilutive weighted average number of shares outstanding. The computation of diluted net (loss) income per common share for the 10-day period ended July 10, 2013 includes the effect of dilutive securities consisting of approximately 22 million options and restricted stock units, in addition to 532 million shares issuable under the convertible bond prior to its conversion on July 10, 2013. Outstanding options to purchase shares totaling 12 million for the 10-day period ended July 10, 2013 were not included in the computation of diluted net (loss) income per common share because to do so would have been antidilutive.

Note 14.	Segments
Sprint operates two reportable segments: Wireless and Wireline.

•
Wireless primarily includes retail, wholesale, and affiliate revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale of wireless devices and accessories in the United States, Puerto Rico and the U.S. Virgin Islands.

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

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Segment financial information is as follows:

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
191 Days Ended July 10, 2013
Net operating revenues	$17,125	$1,471	$6	$18,602
Inter-segment revenues(1)	—	430	(430)	—
Total segment operating expenses	(14,355)	(1,629)	425	(15,559)
Segment earnings	$2,770	$272	$1	3,043
Less:
Depreciation				(3,098)
Amortization				(147)
Other, net(2)				(683)
Operating loss				(885)
Interest expense				(1,135)
Equity in losses of unconsolidated investments, net			$(482)
Gain on previously-held equity interests			2,926	2,444
Other income, net				19
Income before income taxes				$443

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
10 Days Ended July 10, 2013
Net operating revenues	$858	$74	$—	$932
Inter-segment revenues(1)	—	24	(24)	—
Total segment operating expenses	(777)	(83)	23	(837)
Segment earnings	$81	$15	$(1)	95
Less:
Depreciation				(113)
Amortization				(8)
Other, net (2)				(14)
Operating loss				(40)
Interest expense				(275)
Equity in losses of unconsolidated investments, net			$(23)
Gain on previously-held equity interests			2,926	2,903
Other income, net				2
Income before income taxes				$2,590

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2012
Net operating revenues	$24,059	$2,272	$9	$26,340
Inter-segment revenues(1)	—	660	(660)	—
Total segment operating expenses	(20,590)	(2,464)	657	(22,397)
Segment earnings	$3,469	$468	$6	3,943
Less:
Depreciation				(4,820)
Amortization				(230)
Other, net(2)				(8)
Operating income				(1,115)
Interest expense				(996)
Equity in losses of unconsolidated investments, net			$(927)	(927)
Other income, net				144
Loss before income taxes				$(2,894)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2012
Net operating revenues	$8,042	$717	$4	$8,763
Inter-segment revenues(1)	—	222	(222)	—
Total segment operating expenses	(6,924)	(781)	221	(7,484)
Segment earnings	$1,118	$158	$3	1,279
Less:
Depreciation				(1,411)
Amortization				(77)
Other, net(2)				(22)
Operating income				(231)
Interest expense				(377)
Equity in losses of unconsolidated investments, net			$(208)	(208)
Other income, net				96
Loss before income taxes				$(720)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the 191 days ended July 10, 2013	$2,840	$174	$126	$3,140
Capital expenditures for the nine months ended September 30, 2012	$2,413	$186	$185	$2,784

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended September 30, 2013
Net operating revenues	$7,159	$586	$4	$7,749
Inter-segment revenues(1)	—	191	(191)	—
Total segment operating expenses	(6,034)	(660)	157	(6,537)
Segment earnings	$1,125	$117	$(30)	1,212
Less:
Depreciation				(942)
Amortization				(461)
Other, net(2)				(203)
Operating loss				(394)
Interest expense				(416)
Other income, net				18
Loss before income taxes				$(792)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2013
Net operating revenues	$7,159	$586	$4	$7,749
Inter-segment revenues(1)	—	191	(191)	—
Total segment operating expenses	(6,034)	(660)	193	(6,501)
Segment earnings	$1,125	$117	$6	1,248
Less:
Depreciation				(942)
Amortization				(461)
Other, net(2)				(203)
Operating loss				(358)
Interest expense				(416)
Other income, net				165
Loss before income taxes				$(609)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended September 30, 2013	$1,743	$73	$62	$1,878
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Other, net for the three and nine-month periods ended September 30, 2013 consists of severance and exit costs of $103 million and $100 million, respectively, of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire ($75 million included in our corporate segment and $25 million included in our wireless segment and classified in our consolidated statements of comprehensive income (loss) as selling, general and administrative expenses). Other, net for the 191-day period ended July 10, 2013 consists of severance and exit costs of $652 million and $53 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire (included in our corporate segment and classified in our consolidated statements of comprehensive income (loss) as selling, general and administrative expenses), partially offset by $22 million of favorable developments in connection with an E911 regulatory tax-related contingency. Other, net for the 10-day period ended July 10, 2013 consists of $32 million of severance costs primarily associated with the Clearwire Acquisition and $19 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire, partially offset by $37 million related to changes in estimates for lease exit costs previously recognized. Other, net for the nine-month period ended September 30, 2012 consists of net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared, a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods, partially offset by $206 million of lease exit costs and $84 million of asset impairment charges. Other, net for the three-month period ended September 30, 2012 consists of $22 million of lease exit costs associated with the shut-down of the Nextel platform.

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
191 Days Ended July 10, 2013
Wireless services	$15,139	$—	$—	$15,139
Wireless equipment	1,707	—	—	1,707
Voice	—	771	(236)	535
Data	—	188	(93)	95
Internet	—	913	(100)	813
Other	279	29	5	313
Total net operating revenues	$17,125	$1,901	$(424)	$18,602

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
10 Days Ended July 10, 2013
Wireless services	$769	$—	$—	$769
Wireless equipment	74	—	—	74
Voice	—	42	(15)	27
Data	—	7	(3)	4
Internet	—	47	(5)	42
Other	15	2	(1)	16
Total net operating revenues	$858	$98	$(24)	$932

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2012
Wireless services	$21,473	$—	$—	$21,473
Wireless equipment	2,238	—	—	2,238
Voice	—	1,242	(388)	854
Data	—	302	(132)	170
Internet	—	1,330	(141)	1,189
Other	348	58	10	416
Total net operating revenues	$24,059	$2,932	$(651)	$26,340

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2012
Wireless services	$7,171	$—	$—	$7,171
Wireless equipment	750	—	—	750
Voice	—	399	(131)	268
Data	—	95	(45)	50
Internet	—	428	(47)	381
Other	121	17	5	143
Total net operating revenues	$8,042	$939	$(218)	$8,763

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended September 30, 2013
Wireless services	$6,399	$—	$—	$6,399
Wireless equipment	636	—	—	636
Voice	—	333	(120)	213
Data	—	57	(23)	34
Internet	—	373	(46)	327
Other	124	14	2	140
Total net operating revenues	$7,159	$777	$(187)	$7,749

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2013
Wireless services	$6,399	$—	$—	$6,399
Wireless equipment	636	—	—	636
Voice	—	333	(120)	213
Data	—	57	(23)	34
Internet	—	373	(46)	327
Other	124	14	2	140
Total net operating revenues	$7,159	$777	$(187)	$7,749

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Note 15.	Subsequent Events
On October 17, 2013, Sprint's wholly-owned subsidiaries, Clearwire Communications LLC and Clearwire Finance, Inc. (the Issuers) entered into a supplemental indenture related to the 8.25% Exchangeable Notes due 2040 that 1) permitted the periodic reports filed by Sprint (rather than Clearwire Corporation) with the SEC to satisfy the Issuers' reporting and related obligations in the event that Sprint and Sprint Communications unconditionally guarantee the Notes and 2) agreed to use commercially reasonable efforts to obtain credit ratings for these Notes due 2040 by two national rating agencies.
On October 24, 2013, the Issuers issued notices to redeem on December 1, 2013, all of the remaining outstanding principal amount of Clearwire Communications LLC's 12% Senior secured notes due 2015, as well as the remaining $325 million 12% Second-priority secured notes due 2017. Furthermore, on October 30, 2013, the Issuers redeemed $175 million aggregate principal amount of the $500 million principal amount outstanding of Clearwire Communications LLC's 12% Second-priority secured notes due 2017. As of September 30, 2013, the principal amount outstanding of Clearwire Communications LLC's 12% Senior secured notes due 2015 was approximately $2.4 billion. These amounts directly reduce the $3.1 billion balance reported as of September 30, 2013 that is required to be segregated in the reserve account (See Note 9. Long-term debt, financing and capital lease obligations).

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Corporation, including its consolidated subsidiaries, is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. Unless the context otherwise requires, references to “Sprint,” “we,” “us,” “our” and the “Company” mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries. The communications industry has been and will continue to be highly competitive on the basis of the quality and types of services and devices offered, as well as price. We are currently undergoing a significant multi-year program, Network Vision, to upgrade our existing wireless communication network, including the decommissioning of our Nextel platform, which was successfully shut-down on June 30, 2013 (see “Overview - Multi-Modal Nationwide LTE Network Development”). To support our business strategy and expected capital requirements, we entered into a $3.0 billion unsecured revolving credit facility and raised debt financing of approximately $6.5 billion in 2013. Additionally, we raised equity funding of approximately $5.0 billion in 2013, including the conversion of the $3.1 billion convertible Bond issued to Starburst II in 2012, through the SoftBank Merger (see Significant Transactions). In 2012, we raised debt financing of approximately $8.9 billion in addition to executing a $1.0 billion secured equipment credit facility with a remaining borrowing capacity of up to $174 million available to draw through May 31, 2014 (see “Liquidity and Capital Resources”).
Significant Transactions
On November 6, 2012, Sprint Communications entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and customers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint Communications agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to be approximately $160 million on a net present value basis, but in no event will Sprint Communications' reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. The transaction closed on May 17, 2013. Of the total purchase price, approximately $605 million and $32 million was allocated to spectrum and customer relationships, respectively.
On July 9, 2013, Sprint Communications completed the acquisition of the remaining equity interests in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together "Clearwire") that it did not previously own (Clearwire Acquisition) in an all cash transaction for approximately $3.5 billion, net of cash acquired of $198 million, which provides us with control of 2.5 gigahertz (GHz) spectrum and tower resources for use in conjunction with our Network Vision deployment and modernization project. We expect the Clearwire Acquisition will add approximately 10,000 sites bringing the total modernization project site count to be approximately 50,000. The consideration paid was preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration paid was based on management's judgment after evaluating several factors, including a preliminary valuation assessment.
On July 10, 2013, SoftBank Corp., a kabushiki kaisha organized under the laws of Japan, and certain of its wholly-owned subsidiaries (together, “SoftBank”) completed the merger (SoftBank Merger) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012, as amended as of November 29, 2012, April 12, 2013 and June 10, 2013 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012, as amended on June 10, 2013 (as amended, the Bond Agreement). Pursuant to the Bond Agreement, Sprint Communications issued a convertible bond (Bond) to Starburst II, Inc. (Starburst II) with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications common stock at $5.25 per share at consummation of the SoftBank Merger. As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owned approximately 80% of the outstanding voting common stock of Sprint Corporation (formerly known as Starburst II), a wholly owned subsidiary of SoftBank prior to completion of the SoftBank Merger and the acquiring company in connection with the consummation of the SoftBank Merger). The SoftBank Merger consideration totaled approximately $22.2 billion, consisting primarily of cash consideration of $14.1 billion, net of cash acquired of $2.5 billion and the estimated fair value of the 22% interest in Sprint issued to stockholders of Sprint Communications.

The allocation of consideration paid was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The consummation of the transaction provided additional equity funding of $5.0 billion, consisting of $3.1 billion received by Sprint Communications in October 2012 related to the Bond, which automatically converted to equity at closing, and $1.9 billion cash consideration at closing. Following the consummation of the SoftBank Merger, Sprint Corporation became the parent company of Sprint Nextel Corporation (Sprint Nextel) and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). In connection with the consummation of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the consummation of the SoftBank Merger.
Description of the Company
We are the third largest wireless communications company in the United States based on wireless revenue, one of the largest providers of wireline long distance services, and one of the largest Internet carriers in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone. We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA), or Internet protocol (IP) technologies. We also offer fourth generation (4G) services utilizing Long Term Evolution (LTE) as well as Worldwide Interoperability for Microwave Access (WiMAX) technologies (which we expect to remove from our technology portfolio at the end of 2015). As a result of the Clearwire Acquisition, we expect to continue to migrate from Clearwire's wireless broadband technology to LTE technology through the deployment of Network Vision utilizing the 2.5 GHz spectrum acquired. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand.
In our postpaid portfolio, we recently launched new pricing plans with the new Unlimited GuaranteeSM on our Unlimited, My WaySM and My All-inSM plans to provide simplicity to consumers. With our Unlimited Guarantee, subscribers are guaranteed unlimited talk (to any wireline or mobile phone), text and data while on the Sprint network for the life of the line of service. The Unlimited My Way plan features unlimited talk, text and data and can add up to 10 lines all on the same account. The Unlimited My All-in plan features unlimited talk, text and data as well as 5GB of mobile hotspot usage. We also just announced Sprint One UpSM, a new upgrade program that gives select subscribers unlimited talk, text and data while on the Sprint network plus the ability to upgrade their smartphone every 12 months. To participate in Sprint One Up, subscribers purchase an eligible device with no down payment and agree to 24 monthly installment payments. After 12 consecutive device and service payments, subscribers can trade-in their current device in good working condition and upgrade to a new device. We also offer price plans tailored to business subscribers such as Business Advantage, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile AnytimeSM feature with certain plans. In January 2013, we introduced Sprint As You GoSM which offers unlimited talk, text and data while on the Sprint network paired with the flexibility of a monthly no-contract plan, which is available with select devices. Our product strategy is to provide our customers with a broad array of device selections and applications and services that run on these devices to meet the growing needs of customer mobility. Our device portfolio includes many cutting edge devices from various original equipment manufacturers (OEMs). Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices to the Sprint platform. Our Sprint platform can also be accessed through our portfolio of embedded tablets and laptop devices.
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Boost Mobile serves subscribers who are voice and text messaging-centric with its popular Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves subscribers who are device and data-oriented with our Beyond Talk™ plans and our broadband plan, Broadband2GoSM, which offer subscribers control, flexibility, and connectivity through various communication vehicles. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states which provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers who meet income requirements or are receiving government assistance with a free wireless phone and 250 free minutes of local and long-distance monthly service.
We have focused our wholesale business on enabling our diverse network of customers to successfully grow their business by providing them with an array of network, product, and device solutions. This allows our customers to customize this full suite of value-added solutions to meet the growing demands of their businesses. As part of these growing demands, some of our wholesale mobile virtual network operators (MVNO) are also selling prepaid services under the Lifeline program.
We continue to support the open development of applications, content, and devices on the Sprint platform through products and services such as Sprint ID™, which provides an easy way for users to discover content from leading brands and special interests as well as manage those experiences on certain Android devices and Sprint Zone, which allows customers to not only manage their account and self-service functions via their device but facilitates discovery of new content and personalization through recommendations for applications and entertainment content. We also support Sprint Guardian™, a collection of mobile safety and device security bundles that provide families relevant tools to help stay safe and secure, and Pinsight Media+™, which gives advertisers the power to reach consumers on their mobile device by providing more relevant advertising based on information consumers choose to share about their location and mobile Web browsing history. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices such as the Chrysler Group's UConnect® Access in-vehicle communications system powered through our Sprint Velocity™ end-to-end telematics solution which enables hand free phone calls, and the ability to access music, navigation, and other applications and services through cell connections built into the vehicle. Other connected devices include OEM devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
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
To simplify and improve the customer experience, we continue to offer Ready NowSM, which educates our subscribers on how to use their mobile devices before they leave the store. For our business customers, we aim to increase their productivity by providing differentiated services that utilize the advantages of combining IP networks with wireless technology. This differentiation enables us to retain and acquire both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution, and calls per subscriber.
In addition to our improvements in the customer experience, we continue to strengthen our brand through offering a broad selection of some of the most desired and iconic devices, while focusing on continued enhancements to our network and our upgrade to LTE. We distinguish the Sprint brand from other wireless providers through our offerings of unlimited talk, text and data - guaranteed for life. We have improved upon several key Sprint brand metrics including 'purchase consideration' and 'offers unlimited plans that are better' as compared to last year.

In addition to our brand and customer-oriented goals, we continue to focus on generating increased operating cash flow through competitive rate plans for postpaid and prepaid subscribers, multi-branded strategies, and effectively managing our cost structure. Certain strategic decisions, such as Network Vision and the availability of the iPhone®, which on average carries a higher equipment net subsidy, have resulted in a reduction in cash flows from operations. However, we believe these actions will generate long-term benefits, including growth in valuable postpaid subscribers, a reduction in variable cost of service per unit and long-term accretion to cash flows from operations. See “Liquidity and Capital Resources” for more information.
Multi-Modal Nationwide LTE Network Development
Network Vision
Prior to the consummation of the Clearwire Acquisition, the Network Vision initiative encompassed approximately 38,000 of our cell sites. As discussed in more detail below, we currently expect the Clearwire Acquisition will add approximately 10,000 cell sites, bringing the total Network Vision cell sites to approximately 50,000. As of September 30, 2013, we had more than 26,000 sites on-air and have launched LTE in 230 cities. Further deployments of Network Vision technology, including LTE market launches and enhancements of our 3G technology, are expected to continue through the middle of 2014. We expect Network Vision to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites. Our expectation of financial savings is affected by multiple variables, including our expectation of the timeliness of deployment across our existing network footprint, which is managed by Sprint but dependent upon three primary OEMs, each of which has responsibility for a geographical territory across the United States.
The deployment related to changes in technology has resulted in incremental charges during the period of implementation of our multi-mode technology and Nextel platform decommissioning, including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. In the first quarter 2012, we formalized our plans to take off-air roughly one-third, or 9,600 cell sites, of our total Nextel platform by the middle of 2012. As a result, in the first quarter 2012, we revised our estimates to shorten the expected useful lives of Nextel platform assets through the expected benefit period of the underlying assets through 2013 and also revised the expected timing and amount of our asset retirement obligations. During the second quarter 2012, as a result of progress in taking Nextel platform sites off-air and progress toward notifying and transitioning customers off the Nextel platform, we further reduced our estimated benefit period for the remaining Nextel platform assets through the middle of 2013 resulting in incremental depreciation expense. The remainder of the Nextel platform, or approximately 20,000 sites, was successfully shut-down on June 30, 2013, with the remaining infrastructure expected to be completely decommissioned by the end of 2016. Now that the shut-down of the Nextel platform is complete, our efforts will continue to focus on profitable growth through service provided on an enhanced wireless network on the Sprint platform while continuing to achieve our key priorities.
As part of Network Vision, we are currently modifying our existing backhaul architecture to enable increased capacity to our nationwide network at a lower cost by utilizing ethernet as opposed to our existing Time Division Multiplexing (TDM) technology. We expect to incur termination costs associated with our TDM contractual commitments with third-party vendors ranging between approximately $200 million to $250 million, the majority of which we expect to record through the end of 2014.
Clearwire Integration
As a result of the Clearwire Acquisition, we expect to migrate from WiMAX technology to LTE technology by the end of 2015 utilizing the 2.5 GHz spectrum acquired. We are in the process of deploying a single nationwide network allowing the consolidation and optimization of our existing 800 megahertz (MHz) and 1.9 GHz spectrum, along with the 2.5 GHz spectrum into our multi-mode base stations.
We have evaluated our consolidated cell tower portfolio, including Clearwire's 17,000 cell towers, and identified approximately 4,300 redundant sites that we expect to decommission and terminate the underlying leases when we sunset the WiMAX technology in late 2015. The lease exit costs associated with these sites are expected to range between approximately $75 million to $125 million on a net present value basis. The timing of lease exit charges will be dependent upon the date we cease utilizing these sites without future economic benefit. We expect the acquisition of Clearwire will add approximately 10,000 cell sites to our nationwide network which will bring the total estimated Network Vision site count to approximately 50,000 cell sites. We are currently evaluating the remaining Clearwire sites to determine whether they will be utilized as part of Network Vision.

RESULTS OF OPERATIONS
As discussed above, both the Clearwire Acquisition and the SoftBank Merger were completed in July 2013. As a result of these transactions, the assets and liabilities of Sprint Communications and Clearwire were preliminarily adjusted to estimated fair value on the respective closing dates. The Company's financial statement presentations distinguish between the predecessor period relating to Sprint Communications for periods prior to the SoftBank Merger (Predecessor) and the successor period (Successor). The Successor information includes the activity and accounts of Sprint Corporation as of and for the three and nine-month periods ended September 30, 2013, which includes the activity and accounts of Sprint Communications, prospectively, beginning on July 11, 2013. The successor period results of operations for the three and nine-month periods ended September 30, 2013 primarily reflect the operating activities of Sprint Communications, inclusive of the consolidation of Clearwire, for an 82 day period (Post-merger period) representing the results of operations from July 11, 2013 through September 30, 2013. The operating activity for the Successor period from January 1, 2013 to July 10, 2013 consist solely of the activity of Starburst II prior to consummation of the SoftBank Merger, which primarily relates to its investment in the convertible bond issued by Sprint Communications in connection with the SoftBank Merger. The Predecessor period information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger.
As a result of the SoftBank Merger, and in order to present Management's Discussion and Analysis in a way that offers investors a more meaningful period to period comparison, in addition to presenting and discussing our historical results of operations as reported in our consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP), we have combined the current year Predecessor with the current year Successor operating information, on an unaudited combined basis. The unaudited combined data consists of unaudited Predecessor information for the 10-day and 191-day periods ended July 10, 2013 and unaudited Successor information for the three and nine-month periods ended September 30, 2013. The combined information for the three and nine-month periods ended September 30, 2013 does not comply with U.S. GAAP and is not intended to represent what our consolidated results of operations would have been if the Successor had actually been formed on January 1, 2013, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the SoftBank Merger actually occurred on January 1, 2012.
The following discussion covers results for the Successor three and nine-month periods ended September 30, 2013 versus the Predecessor three and nine-month periods ended September 30, 2012. Results for the combined nine-month period ended September 30, 2013 versus the Predecessor nine-month period ended September 30, 2012 are also discussed, to the extent necessary, to provide an analysis of results on comparable periods although the basis of presentation may not be comparable due to the application of the acquisition method of accounting. Additionally, in certain sections we discuss the activity of the 10-day and 191-day periods ended July 10, 2013 to the extent it provides useful information for the activity during that Predecessor period. We have provided information regarding certain of the elements of the acquisition method of accounting affecting the Successor period results to enable further comparability. Results for the combined three-month period ended September 30, 2013 are not discussed as the Successor versus Predecessor discussions for that period are considered sufficient to describe the significant trends in the business since the activity from July 1, 2013 through July 10, 2013 (10-day period ended July 10, 2013) is immaterial for the quarter ended September 30, 2013 (or is already described in the Predecessor Period of 10 and 191 Days Ended July 10, 2013 section below).

Acquisition Method of Accounting Effects to the Three and Nine-month Successor Periods Ending September 30, 2013
The allocation of the consideration transferred to assets acquired and liabilities assumed were based on preliminary estimated fair values as of the date of the SoftBank Merger, as described further in the Notes to the Consolidated Financial Statements. As a result, the following are reflected in our results of operations for the Successor period ended September 30, 2013 as compared to the respective Predecessor period:

•
Reduced postpaid wireless revenue and wireless cost of service of approximately $28 million each as a result of preliminary purchase accounting adjustments to deferred revenue and deferred costs, respectively;

•	Reduced prepaid wireless revenue of approximately $96 million as a result of preliminary purchase accounting adjustments to eliminate deferred revenue;

•
Increased rent expense of $26 million, which is included in cost of service, primarily attributable to the write-off of deferred rents associated with our operating leases, offset by the amortization of our net unfavorable leases recorded in purchase accounting;

•	Increased cost of products sold of approximately $21 million as a result of preliminary purchase price account adjustments to accessory inventory;

•	Reduced depreciation expense of approximately $185 million as a result of preliminary purchase accounting adjustments reflecting a net decrease to property, plant and equipment;

•	Incremental amortization expense of approximately $397 million, which is primarily attributable to the recognition of customer relationships of approximately $6.9 billion;

•	Reduced interest expense of $50 million, resulting from the amortization of the net premium which resulted from adjusting our long-term debt to its estimated fair value in purchase accounting; and

•
The purchase accounting adjustment to unrecognized net periodic pension and other post-retirement benefits resulting in a decrease in pension expense of approximately $23 million which was primarily reflected in selling, general and administrative expense;

Predecessor Period of 10 and 191 Days Ended July 10, 2013
Significant changes in the underlying trends affecting the Company's consolidated results of operations and net loss for the 10 and 191 days ended July 10, 2013 were as follows:

•
We recorded a gain on previously-held Clearwire equity interests of approximately $2.9 billion for the difference between the estimated fair value of the equity interests owned prior to the acquisition ($5.00 per share offer price less an estimated control premium of approximately $0.60) and the carrying value of approximately $325 million for those previously-held equity interests.

•
Increased income tax expense was primarily attributable to taxable temporary differences as a result of the $2.9 billion gain on the previously-held equity interests in Clearwire, which was principally attributable to the increase in the fair value of Federal Communications Commission (FCC) licenses held by Clearwire and from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes.

Consolidated Results of Operations
The following table provides the combined consolidated results of operations for the three and nine-month periods ended September 30, 2013, the consolidated results of operations for the three and nine-month Successor periods ended September 30, 2013, the Predecessor 191-day and 10-day periods ended July 10, 2013, and the Predecessor three and nine-month periods ended September 30, 2012. The Predecessor information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. The Successor period includes the operating activity of Sprint Corporation for the three and nine-month periods ended

September 30, 2013 as well as Sprint Communications, inclusive of Clearwire, prospectively from the date of the SoftBank Merger through September 30, 2013.

	Combined		Successor		Predecessor
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	191 Days Ended	10 Days Ended	Nine Months Ended	Three Months Ended
	September 30,		September 30,		July 10,		September 30,
	2013	2013	2013	2013	2013	2013	2012	2012
	(in millions)
Wireless segment earnings	$3,895	$1,206	$1,125	$1,125	$2,770	$81	$3,469	$1,118
Wireline segment earnings	389	132	117	117	272	15	468	158
Corporate, other and eliminations	(29)	5	(30)	6	1	(1)	6	3
Consolidated segment earnings	4,255	1,343	1,212	1,248	3,043	95	3,943	1,279
Depreciation	(4,040)	(1,055)	(942)	(942)	(3,098)	(113)	(4,820)	(1,411)
Amortization	(608)	(469)	(461)	(461)	(147)	(8)	(230)	(77)
Other, net	(886)	(217)	(203)	(203)	(683)	(14)	(8)	(22)
Operating loss	(1,279)	(398)	(394)	(358)	(885)	(40)	(1,115)	(231)
Interest expense	(1,551)	(691)	(416)	(416)	(1,135)	(275)	(996)	(377)
Equity in losses of unconsolidated investments, net	(482)	(23)	—	—	(482)	(23)	(927)	(208)
Gain on previously-held equity interests	2,926	2,926	—	—	2,926	2,926	—	—
Other income, net	37	167	18	165	19	2	144	96
Income tax expense	(1,631)	(1,598)	(30)	(90)	(1,601)	(1,508)	(110)	(47)
Net (loss) income	$(1,980)	$383	$(822)	$(699)	$(1,158)	$1,082	$(3,004)	$(767)
Depreciation Expense
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Depreciation expense decreased $469 million, or 33%, and $3.9 billion, or 80%, in the three and nine-month periods ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to comparing results for the shortened Post-merger period to periods consisting of full calendar quarters. In addition, the decrease in depreciation expense was driven by the accelerated depreciation expense resulting from our Network Vision initiative. The incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $400 million and $1.7 billion during the three and nine-month periods ended September 30, 2012, respectively, of which the majority related to the shut-down of the Nextel platform in June 2013. Depreciation also declined due to asset revaluations as a result of the SoftBank Merger. These decreases were partially offset by increased depreciation expense on assets acquired as a result of the Clearwire Acquisition.
Combined versus Predecessor Nine-Month Period Ended September 30, 2013 and 2012
In addition to the explanations above, the decrease in depreciation expense for the combined nine-month period ended September 30, 2013 was partially offset by increased depreciation expense primarily due to Network Vision asset additions in the 191-day Predecessor period.
Amortization Expense
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Amortization expense increased $384 million, or 499%, and $231 million, or 100%, in the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to the recognition of definite-lived intangible assets related to customer relationships of approximately $6.9 billion as a result of the SoftBank Merger. Customer relationship intangible assets are amortized using the sum-of-the-months'-digits method, which result in higher amortization rates in early periods that will decline over time.

Other, net
The following table provides additional information of items included in “Other, net” for the combined consolidated results of operations for the three and nine-month periods ended September 30, 2013, the three and nine-month Successor periods ended September 30, 2013, the Predecessor 191-day and 10-day periods ended July 10, 2013, and the Predecessor three and nine-month periods ended September 30, 2012.

	Combined		Successor		Predecessor
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	191 Days Ended	10 Days Ended	Nine Months Ended	Three Months Ended
	September 30,		September 30,		July 10,		September 30,
	2013	2013	2013	2013	2013	2013	2012	2012
	(in millions)
Severance, exit costs and asset impairments	$(755)	$(98)	$(103)	$(103)	$(652)	$5	$(290)	$(22)
Spectrum hosting contract termination	—	—	—	—	—	—	236	—
Gains from asset dispositions and exchanges	—	—	—	—	—	—	29	—
Other	(131)	(119)	(100)	(100)	(31)	(19)	17	—
Total	$(886)	$(217)	$(203)	$(203)	$(683)	$(14)	$(8)	$(22)
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
"Other, net" represented an expense of $203 million in Successor periods, as compared to an expense of $22 million and $8 million in the three and nine-month periods ended September 30, 2012. Severance, exit costs, and asset impairments of $103 million for both the three and nine-month periods ended September 30, 2013 included $41 million of severance primarily associated with reductions in force and $45 million of lease exit costs associated with the decommissioning of the Nextel platform. In addition, we recognized $24 million of payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit, and of which $7 million was recognized as "Cost of services and products." Severance, exit costs, and asset impairments for the three and nine-month periods ended September 30, 2012 included lease exit costs of $206 million associated with taking certain Nextel platform sites off-air in the second and third quarter 2012 and asset impairments in the first quarter 2012, consisting of $18 million of assets associated with a decision to utilize fiber backhaul rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared. The spectrum hosting contract termination in the first quarter 2012 was due to the recognition of $236 million of the total $310 million paid by LightSquared in 2011 as operating income in "Other, net" due to the termination of our spectrum hosting arrangement with LiqhtSquared. The $100 million reflected in "Other" above for the Successor periods are business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire and are classified within selling, general and administrative expense in our consolidated statement of comprehensive income (loss). The amount reflected in "Other" for 2012 includes a first quarter benefit that resulted from favorable developments relating to access cost disputes with certain exchange carriers.
Predecessor Period of 10 and 191 Days Ended July 10, 2013
During the Predecessor 10-day period ended July 10, 2013, the Company recognized a change in estimate associated with lease exit costs resulting in a benefit of $37 million partially offset by $32 million in severance costs primarily associated with reductions in force. "Other" consisted of $19 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire that are classified within selling, general and administrative expense in our consolidated statement of comprehensive income (loss). Exit costs in the Predecessor 191-day period ended July 10, 2013 include lease exit costs of $478 million primarily associated with taking certain Nextel platform sites off-air as of June 30, 2013 and $151 million related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Of the $151 million, $35 million was recognized as "Cost of services and products" and $116 million (solely attributable to Wireless) was recognized in "Severance, exit costs and asset impairments." We also recognized $58 million of severance related to reductions in force in the Predecessor 191-day period ended July 10, 2013. "Other" for the Predecessor 191-day period ended July 10, 2013 included $53 million of business combination expenses as described above, partially offset by a favorable ruling by the Texas Supreme Court in connection with the taxation of E911 services resulted in a non-cash benefit of $22 million.
Interest Expense
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Interest expense increased $39 million, or 10%, and decreased $580 million, or 58%, in the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in the three-month comparison is primarily due to reductions in the amount of interest capitalized as compared to the Predecessor period related to spectrum licenses that were being readied for their intended use and increases as a result of the debt assumed in the Clearwire Acquisition. These increases were partially offset by decreases associated with comparing the shortened Post-merger period to a full calendar quarter in the Predecessor period. The decrease in the nine-month comparison is primarily due to comparing a shortened Post-merger period to a Predecessor period representing nine months of activity. This decrease was partially offset by interest expense increases as a result of the debt assumed in the Clearwire Acquisition. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
As a result of the Clearwire and SoftBank transactions, the Company's consolidated debt balance was approximately $33.6 billion as of September 30, 2013. The effective interest rate for the Combined nine-month period ended September 30, 2013 was 8.0% based on a weighted average long-term debt balance of $25.9 billion.
Equity in Losses of Unconsolidated Investments, net
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
As a result of the Clearwire Acquisition on July 9, 2013 and the resulting consolidation of Clearwire results of operations into the accounts of the Successor, the Successor period results of operations do not reflect any equity in losses of unconsolidated investments. The equity in losses of unconsolidated investments, net in the Predecessor periods primarily consists of our proportionate share of losses from our equity method investment in Clearwire. Sprint's equity in losses from Clearwire for the nine-month period ended September 30, 2012 includes a $204 million pre-tax impairment reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value and includes charges of approximately $41 million, which are associated with Clearwire's write-off of certain network and other assets that no longer meet its strategic plans.
Other income, net
The following table provides additional information on items included in "Other income, net" for the combined consolidated results of operations for the three and nine-month periods ended September 30, 2013, the three and nine-month Successor periods ended September 30, 2013, the Predecessor 191-day and 10-day periods ended July 10, 2013, and the Predecessor three and nine-month periods ended September 30, 2012.

	Combined		Successor		Predecessor
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	191 Days Ended	10 Days Ended	Nine Months Ended	Three Months Ended
	September 30,		September 30,		July 10,		September 30,
	2013	2013	2013	2013	2013	2013	2012	2012
	(in millions)
Interest income	$64	$5	$31	$4	$33	$1	$47	$15
(Loss) gain on early retirement of debt	(4)	8	8	8	(12)	—	46	33
Other, net	(23)	154	(21)	153	(2)	1	51	48
Total	$37	$167	$18	$165	$19	$2	$144	$96
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
"Other income, net" represented income of $165 million and $18 million in the Successor three and nine-month periods ended September 30, 2013, as compared to income of $96 million and $144 million in the three and nine-month periods ended September 30, 2012. Other, net in the Successor three and nine-month periods ended September 30, 2013 primarily consists of $159 million of income related to the recognition of the remaining unaccreted convertible bond discount. In addition, the Successor nine-month period ended September 30, 2013 includes a $175 million loss related to the embedded derivative associated with the convertible bond. Gain on early retirement of debt in the Predecessor three and nine-month periods ended September 30, 2012 is attributable to the early redemption of Nextel Communications, Inc. debt.
Income Tax Expense
The Successor period income tax expense for the three and nine-month periods ended September 30, 2013 of $90 million and $30 million, respectively, represent a consolidated effective tax rate of approximately 15% and 4%, respectively. The Predecessor period income tax expense for the three and nine-month periods ended September 30, 2012 of $47 million and $110 million, respectively, represent a consolidated effective tax rate of approximately 7% and 4%, respectively. The income tax expense for all periods presented was primarily attributable to taxable temporary differences from amortization of FCC licenses. The expense for the 10-day and 191-day period ended July 10, 2013 of approximately $1.5 billion and $1.6 billion, respectively, is primarily attributable to the recognition of tax expense on the $2.9 billion gain on previously-held equity interests in addition to the Predecessor period items noted above. We do not expect to record significant tax benefits on future net operating losses until circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

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
As shown by the table above under “Results of Operations,” Wireless segment earnings represented over 90% of our total consolidated segment earnings for the Successor periods. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first-time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as the average revenue per subscriber or user (ARPU). Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform postpaid offerings as well as increased equipment net subsidy from smartphones. Most recently, our decision to shut-down the Nextel platform accelerated the loss of subscribers on that platform; however, we focused our efforts on recapturing these subscribers on our Sprint platform, resulting in the recapture of approximately 2.6 million Nextel platform postpaid subscribers beginning with the first quarter 2011 through June 30, 2013, which was when the Nextel platform was shut-down. In addition, we have taken initiatives to strengthen the Sprint brand, continue to increase market awareness of the improvements that have been achieved in the customer experience, and provide a competitive portfolio of devices for customer selection.

The following table provides an overview of the results of operations of our Wireless segment for the combined consolidated results of operations for the three and nine-month periods ended September 30, 2013, the three and nine-month Successor periods ended September 30, 2013, the Predecessor 191-day and 10-day periods ended July 10, 2013, and the Predecessor three and nine-month periods ended September 30, 2012.

	Combined		Successor		Predecessor
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	191 Days Ended	10 Days Ended	Nine Months Ended	Three Months Ended
	September 30,		September 30,		July 10,		September 30,
Wireless Segment Earnings	2013	2013	2013	2013	2013	2013	2012	2012
	(in millions)
Sprint platform	$17,443	$5,835	$5,201	$5,201	$12,242	$634	$16,573	$5,626
Nextel platform	217	—	—	—	217	—	1,236	310
Total postpaid	17,660	5,835	5,201	5,201	12,459	634	17,809	5,936
Sprint platform	3,630	1,160	1,028	1,028	2,602	132	3,207	1,126
Nextel platform	50	—	—	—	50	—	457	109
Total prepaid	3,680	1,160	1,028	1,028	2,652	132	3,664	1,235
Other(1)	198	173	170	170	28	3	—	—
Retail service revenue	21,538	7,168	6,399	6,399	15,139	769	21,473	7,171
Wholesale, affiliate and other	403	139	124	124	279	15	348	121
Total service revenue	21,941	7,307	6,523	6,523	15,418	784	21,821	7,292
Cost of services (exclusive of depreciation and amortization)	(6,790)	(2,327)	(2,087)	(2,087)	(4,703)	(240)	(6,824)	(2,256)
Service gross margin	15,151	4,980	4,436	4,436	10,715	544	14,997	5,036
Service gross margin percentage	69%	68%	68%	68%	69%	69%	69%	69%
Equipment revenue	2,343	710	636	636	1,707	74	2,238	750
Cost of products	(6,744)	(2,153)	(1,872)	(1,872)	(4,872)	(281)	(6,912)	(2,391)
Equipment net subsidy	(4,401)	(1,443)	(1,236)	(1,236)	(3,165)	(207)	(4,674)	(1,641)
Equipment net subsidy percentage	(188)%	(203)%	(194)%	(194)%	(185)%	(280)%	(209)%	(219)%
Selling, general and administrative expense	(6,855)	(2,331)	(2,075)	(2,075)	(4,780)	(256)	(6,854)	(2,277)
Wireless segment earnings	$3,895	$1,206	$1,125	$1,125	$2,770	$81	$3,469	$1,118
___________________
(1) Represents service revenue related to the acquisition of certain assets of U.S. Cellular in the 2nd quarter 2013 and Clearwire in the 3rd quarter 2013.
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
The ability of our Wireless segment to generate service revenue is primarily a function of:

•	revenue generated from each subscriber, which in turn is a function of the types and amount of services utilized by each subscriber and the rates charged for those services; and

•	the number of subscribers that we serve, which in turn is a function of our ability to retain existing subscribers and acquire new subscribers.
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers.

Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Retail service revenue decreased $772 million, or 11%, and $15.1 billion, or 70%, for the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. In addition, there was a decline of 1.2% and 1.5% in average retail subscribers in the three and nine-month Successor periods as compared to the Predecessor periods, respectively, primarily resulting from the shut-down of the Nextel platform on June 30, 2013. This decrease was partially offset by a higher average revenue per retail subscriber in the three and nine-month Successor periods as compared to the Predecessor periods primarily due to the $10 premium data add-on charge for postpaid subscribers, combined with increased postpaid and prepaid revenues resulting from acquisitions in 2013.
Wholesale, affiliate and other revenues increased $3 million, or 2%, and decreased $224 million, or 64%, for the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012. Decreases in the nine-month period resulted primarily from comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters, however these declines were offset by additional revenues in the three-month period resulting from acquisitions in 2013 combined with growth in our MVNO's reselling postpaid services and connected devices. Approximately 41% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Combined versus Predecessor Nine-Month Period Ended September 30, 2013 and 2012
In addition to the explanations above, retail service revenue for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 increased $65 million primarily from the consolidation of Clearwire and subscriber growth mainly in our Virgin prepaid brand as subscribers are choosing higher rate plans as a result of the increased availability of smartphones. In addition, Sprint platform postpaid service revenue increased due to our $10 premium data add-on charge required for all smartphones combined with a reduction in the number of customers eligible for certain plan discounts due to policy changes and fewer customer credits.
In addition to the explanations above, wholesale, affiliate and other revenue for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 increased due to slight growth in the reselling of prepaid services by MVNO's and affiliates.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers for the combined consolidated results of operations for the three and nine-month periods ended September 30, 2013, the three and nine-month Successor periods ended September 30, 2013, the Predecessor 191-day and 10-day periods ended July 10, 2013, and the Predecessor three and nine-month periods ended September 30, 2012. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2012 may be found in the tables on the following pages.

	Combined		Successor		Predecessor
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	191 Days Ended	10 Days Ended	Nine Months Ended	Three Months Ended
	September 30,		September 30,		July 10,		September 30,
	2013	2013	2013	2013	2013	2013	2012	2012
	(subscribers in thousands)
Average postpaid subscribers	31,230	31,020	31,125	31,125	31,296	30,583	32,632	32,345
Average prepaid subscribers	15,847	15,895	16,015	16,015	15,793	15,244	15,232	15,369
Average retail subscribers	47,077	46,915	47,140	47,140	47,089	45,827	47,864	47,714

The table below summarizes ARPU for the combined consolidated results of operations for the three and nine-month periods ended September 30, 2013, the three and nine-month Successor periods ended September 30, 2013, the Predecessor 191-day and 10-day periods ended July 10, 2013, and the Predecessor three and nine-month periods ended September 30, 2012. Additional information about ARPU for each quarter since the first quarter 2012 may be found in the tables on the following pages.

	Combined		Successor		Predecessor
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	191 Days Ended	10 Days Ended	Nine Months Ended	Three Months Ended
	September 30,		September 30,		July 10,		September 30,
	2013	2013	2013	2013	2013	2013	2012	2012
ARPU(1):
Postpaid	$63.24	$63.69	$63.48	$63.48	$63.10	$64.55	$60.64	$61.18
Prepaid	$26.38	$26.04	$25.86	$25.86	$26.57	$26.96	$26.73	$26.77
Average retail	$50.83	$50.93	$50.70	$50.70	$50.85	$52.04	$49.85	$50.09
_______________________

(1)
ARPU is calculated by dividing service revenue by the sum of the average number of subscribers in the applicable service category. Changes in average monthly service revenue reflect subscribers for either the postpaid or prepaid service category who change rate plans, the level of voice and data usage, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers. Combined ARPU for the three months ended September 30, 2013 aggregates service revenue from the Predecessor period 10 days ended July 10, 2013 and the Successor period three months ended September 30, 2013 divided by the sum of the average subscribers during the three months ended. Combined ARPU for the nine months ended September 30, 2013 period aggregates service revenue from the Predecessor period 191 days ended July 10, 2013 and the Successor period nine months ended September 30, 2013 divided by the sum of the average subscribers during the nine month ended.

Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Postpaid ARPU for the three and nine-month periods ended September 30, 2013 as compared to the same periods in 2012 increased primarily due to increased revenues from the $10 premium data add-on charges for all smartphones combined with other fee increases and a reduction in the number of customers eligible for certain plan discounts due to policy changes and fewer customer credits. The increase in postpaid ARPU was partially offset by a lower revenue per subscriber carried by subscribers acquired in the Clearwire and U.S. Cellular acquisitions combined with a slight decrease due to the purchase price accounting impact. We expect Sprint platform ARPU growth during 2013, associated with the $10 premium data add-on charges for all smartphones, which was launched in January 2011, to increase at a slower rate than in 2012 as a significant portion of the Sprint platform subscriber base has adopted smartphones. Prepaid ARPU for Successor the three and nine-month periods ended September 30, 2013 as compared to the same periods in 2012 declined primarily as a result of the impact of purchase price accounting to eliminate deferred revenues, partially offset by the impact of a higher revenue per subscriber carried by subscribers acquired in the Clearwire Acquisition.
Combined versus Predecessor Nine-Month Period Ended September 30, 2013 and 2012
In addition to the explanations above, prepaid ARPU for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 declined primarily as a result of a decrease in ARPU for our Assurance Wireless brand due to a lower number of active Assurance subscribers as a percentage of the average number of Assurance subscribers, primarily as a result of the recertification process, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans due to the increased availability of smartphones. ARPU as it relates to our Assurance Wireless brand was also impacted as a result of the recertification process because those subscribers no longer had a revenue impact after December 31, 2012, but continued to be included in the prepaid subscriber based until deactivation in the second quarter 2013.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the first quarter 2012.

	March 31, 2012	June 30, 2012	September 30, 2012	December 30, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	263	442	410	401	12	194	(360)
Prepaid	870	451	459	525	568	(486)	84
Wholesale and affiliates(2)	785	388	14	(243)	(224)	(228)	181
Total Sprint platform	1,918	1,281	883	683	356	(520)	(95)
Nextel platform:
Postpaid	(455)	(688)	(866)	(644)	(572)	(1,060)	—
Prepaid	(381)	(310)	(440)	(376)	(199)	(255)	—
Total Nextel platform	(836)	(998)	(1,306)	(1,020)	(771)	(1,315)	—
Transactions(2):
Postpaid	—	—	—	—	—	(179)	(175)
Prepaid	—	—	—	—	—	(20)	(56)
Wholesale	—	—	—	—	—	—	13
Total Transactions	—	—	—	—	—	(199)	(218)

Total retail postpaid	(192)	(246)	(456)	(243)	(560)	(1,045)	(535)
Total retail prepaid	489	141	19	149	369	(761)	28
Total wholesale and affiliate	785	388	14	(243)	(224)	(228)	194
Total Wireless	1,082	283	(423)	(337)	(415)	(2,034)	(313)

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(3)	28,992	29,434	29,844	30,245	30,257	30,451	30,091
Prepaid	13,698	14,149	14,608	15,133	15,701	15,215	15,299
Wholesale and affiliates(2)(3)(4)	8,003	8,391	8,405	8,162	7,938	7,710	7,862
Total Sprint platform	50,693	51,974	52,857	53,540	53,896	53,376	53,252
Nextel platform:
Postpaid	3,830	3,142	2,276	1,632	1,060	—	—
Prepaid	1,580	1,270	830	454	255	—	—
Total Nextel platform	5,410	4,412	3,106	2,086	1,315	—	—
Transactions(2):
Postpaid	—	—	—	—	—	173	815
Prepaid	—	—	—	—	—	39	704
Wholesale	—	—	—	—	—	—	106
Total Transactions	—	—	—	—	—	212	1,625

Total retail postpaid(3)	32,822	32,576	32,120	31,877	31,317	30,624	30,906
Total retail prepaid	15,278	15,419	15,438	15,587	15,956	15,254	16,003
Total wholesale and affiliates(3)(4)	8,003	8,391	8,405	8,162	7,938	7,710	7,968
Total Wireless	56,103	56,386	55,963	55,626	55,211	53,588	54,877

Supplemental data - connected devices
End of period subscribers (in thousands)(3)
Retail postpaid	791	809	817	813	824	798	834
Wholesale and affiliates	2,217	2,361	2,542	2,670	2,803	3,057	3,298
Total	3,008	3,170	3,359	3,483	3,627	3,855	4,132
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

(2)
We acquired approximately 352,000 postpaid subscribers and 59,000 prepaid subscribers through the acquisition of assets from U.S. Cellular when the transaction closed on May 17, 2013. We acquired approximately 788,000 postpaid subscribers (excluding 29,000 Sprint wholesale subscribers transferred to Transactions postpaid subscribers that were originally recognized as part of our Clearwire MVNO arrangement), 721,000 prepaid subscribers, and 93,000 wholesale subscribers as a result of the Clearwire Acquisition which closed on July 9, 2013.

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,053,000 subscribers at September 30, 2013 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended September 30, 2013.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.
The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn and (b) our recapture of Nextel platform subscribers that deactivated but remained as customers on the Sprint platform as of the end of each quarterly period beginning with the first quarter 2012.

	March 31, 2012	June 30, 2012	September 30, 2012	December 30, 2012	March 31, 2013	June 30, 2013	September 30, 2013
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.00%	1.69%	1.88%	1.98%	1.84%	1.83%	1.99%
Prepaid	2.92%	3.16%	2.93%	3.02%	3.05%	5.22%	3.57%
Nextel platform:
Postpaid	2.09%	2.56%	4.38%	5.27%	7.57%	33.90%	—
Prepaid	8.73%	7.18%	9.39%	9.79%	12.46%	32.13%	—
Transactions(2):
Postpaid	—	—	—	—	—	26.64%	6.38%
Prepaid	—	—	—	—	—	16.72%	8.84%

Total retail postpaid	2.01%	1.79%	2.09%	2.18%	2.09%	2.63%	2.09%
Total retail prepaid	3.61%	3.53%	3.37%	3.30%	3.26%	5.51%	3.78%

Nextel platform subscriber recaptures
Rate(3):
Postpaid	46%	60%	59%	51%	46%	34%	—
Prepaid	23%	32%	34%	50%	34%	39%	—
Subscribers(4):
Postpaid	228	431	516	333	264	364	—
Prepaid	137	143	152	188	67	101	—
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

(2)	Subscriber churn related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.

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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the first quarter 2012.

	Predecessor							Successor	Combined
	March 31, 2012	June 30, 2012	September 30, 2012	December 30, 2012	March 31, 2013	June 30, 2013	10 Days Ended July 10, 2013	September 30, 2013	September 30, 2013
ARPU
Sprint platform:
Postpaid	$62.55	$63.38	$63.21	$63.04	$63.67	$64.20	$64.71	$64.24	$64.28
Prepaid	$25.64	$25.49	$26.19	$26.30	$25.95	$26.96	$26.99	$25.14	$25.33
Nextel platform:
Postpaid	$40.94	$40.25	$38.65	$37.27	$35.43	$36.66	$—	$—	$—
Prepaid	$35.68	$37.20	$34.73	$35.59	$31.75	$34.48	$—	$—	$—
Transactions(1):
Postpaid	$—	$—	$—	$—	$—	$59.87	$35.75	$37.44	$40.00
Prepaid	$—	$—	$—	$—	$—	$19.17	$12.78	$40.62	$43.20

Total retail postpaid	$59.88	$60.88	$61.18	$61.47	$62.47	$63.59	$64.55	$63.48	$63.69
Total retail prepaid	$26.82	$26.59	$26.77	$26.69	$26.08	$27.02	$26.96	$25.86	$26.04
_______________________

(1)	Subscriber ARPU related to the acquisition of assets from U.S. Cellular and the Clearwire acquisition.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended September 30, 2013, net postpaid subscriber losses were 360,000 as compared to net additions of 194,000 in the three-month period ended June 30, 2013 and net additions of 410,000 in the three-month period ended September 30, 2012. The change to net losses in the third quarter 2013 from net additions in the second quarter 2013 and third quarter 2012 is primarily related to the absence of Nextel platform recaptures in the third quarter 2013 as compared to 364,000 in the second quarter 2013 and 516,000 in the third quarter 2012. In addition, churn increased when comparing the third quarter 2013 to both the second quarter 2013 and third quarter 2012 and postpaid gross subscriber additions declined when comparing the third quarter 2013 to the third quarter 2012.
Retail Prepaid — During the three-month period ended September 30, 2013, we added 84,000 net prepaid subscribers as compared to net losses of 486,000 in the three-month period ended June 30, 2013 and net additions of 459,000 in the three-month period ended September 30, 2012. Our change from net losses in the second quarter 2013 to net additions in the third quarter 2013 is primarily due to Assurance Wireless net losses in the second quarter 2013 attributable to new recertification regulations as discussed in more detail below. Our decrease in net prepaid subscriber additions in the third quarter 2013 as compared to the same period in 2012 was primarily due to continued competitive pressures and promotions in the third quarter 2012 that drove increased net additions in that period. Also contributing to the decline in net additions in the third quarter 2013 was the absence of Nextel platform recaptures as compared to 101,000 in the second quarter 2013 and 152,000 in the third quarter 2012.
The federal Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. New regulations in 2012, which impact all Lifeline carriers, impose stricter rules on the subscriber eligibility requirements and recertification. These new regulations also required a one-time recertification of the entire June 1, 2012 subscriber base by December 31, 2012. Accounts of subscribers who failed to respond by December 31, 2012 were suspended and made subject to our prepaid churn rules as described below (or 365 days in a limited number of states). However, subscribers could re-apply prior to being deactivated and also had the ability to receive by-the-minute service at their own expense. We deactivated the accounts of approximately 1.2 million subscribers in the second quarter 2013 primarily related to the recertification process.
Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. Subscribers targeted through these retention offers are not included in the calculation of churn until their retention offer expires without a replenishment to their account. As a result, end of period prepaid subscribers include subscribers engaged in these retention programs, however, the number of these subscribers as a percentage of our total prepaid subscriber base has remained consistent over the past four quarters. Assurance Wireless and Clearwire subscribers are excluded from these targeted retention programs.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 7.9 million Sprint Platform subscribers included in wholesale and affiliates, approximately 42% represent connected devices. Wholesale and affiliate subscriber net additions were 181,000 during the three-month period ended September 30, 2013 as compared to net losses of 228,000 three-month period ended June 30, 2013 and net additions of 14,000 for the same period in 2012. Our change to net additions in the third quarter 2013 from net losses in the second quarter 2013 was primarily due to targeted efforts during the second quarter 2013 to reduce inactive subscriber accounts by our wholesale MVNO customers as well as net losses in the second quarter 2013 attributable to new Lifeline program recertification regulations as discussed in Retail Prepaid above. The increase in wholesale and affiliate subscriber net additions in the third quarter 2013 as compared to the same period in 2012 was primarily attributable to increases in connected devices and growth in wholesale postpaid resellers as well as fewer net subscriber losses from the Lifeline programs offered by our MVNO's selling prepaid services partially offset by net subscriber losses in other prepaid resellers.

Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the remainder of the three-month period ended September 30, 2013, we had net postpaid subscriber losses of 175,000, net prepaid subscriber losses of 56,000 and net wholesale subscriber additions of 13,000, of which approximately 30,000 and 2,000 postpaid and prepaid subscribers, respectively, were recaptured on the Sprint platform.
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
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Cost of services decreased $169 million, or 7%, and $4.7 billion, or 69%, for the three and nine-month periods ended September 30, 2013, as compared to the same periods in 2012, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. In addition, we had reduced network costs such as rent and utilities related to the shut-down of the Nextel platform combined with a decrease in service and repair costs due to a decline in the volume and frequency of repairs. These decreases partially were offset by additional network costs due to the deployment of Network Vision as well as the net impact of the Clearwire Acquisition.
Combined versus Predecessor Nine-Month Periods Ended September 30, 2013 and 2012
In addition to the explanations above, cost of services for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 decreased from a reduction in payments to third-party vendors for use of their proprietary data applications and premium services as a result of more favorable contract rates. These decreases were partially offset by higher backhaul costs primarily due to increased capacity.
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
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Equipment revenue decreased $114 million, or 15%, and $1.6 billion, or 72%, for the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. In addition, the decrease was due to fewer postpaid handsets sold, which was partially offset by higher average sales prices in both postpaid and prepaid as well as increases in prepaid handsets sold. Cost of products declined $519 million, or 22%, and $5.0 billion, or 73%, for the three and nine-month periods ended September 30, 2013 as compared to the same periods in 2012, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. In addition, the decrease was due to fewer postpaid handsets sold but at a higher average cost per handset, partially offset by increased prepaid handsets sold but at a slightly lower average cost per handset.
Combined versus Predecessor Nine-Month Period Ended September 30, 2013 and 2012
Equipment revenues for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 increased in the year to date period primarily due to higher average sales prices per postpaid and prepaid device sold as well as increases in prepaid volumes, partially offset by fewer postpaid handsets sold. Cost of products increased for the year to date period resulting primarily from an increase in average cost per prepaid handset due to increased sales of more expensive 4G and LTE devices combined with fewer sales of low cost Assurance wireless handsets, partially offset by fewer postpaid handsets sold although at a higher average cost per handset.
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
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Sales and marketing expense was $1.2 billion for both the three and nine-month periods ended September 30, 2013 representing a decrease of $88 million, or 7%, and $2.7 billion, or 69%, as compared to the same periods in 2012, respectively, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. In addition, we had a reduction in commissions expense resulting from our decrease in postpaid subscriber gross additions, which was was partially offset by increased costs resulting from the Clearwire Acquisition and higher media spend.
General and administrative costs were $926 million for both the three and nine-month periods ended September 30, 2013 representing a decrease of $89 million, or 9%, and $2.1 billion, or 69%, as compared to the same periods in 2012, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters, partially offset by additional IT and overhead costs as a result of the Clearwire Acquisition. Bad debt expense was $116 million for each of the three and nine-month periods ended September 30, 2013 representing a $17 million and $283 million decrease as compared to bad debt expense of $133 million and $399 million for the three and nine-month periods ended September 30, 2012, respectively. In addition to the decrease related to comparing a shortened Post-merger period to periods consisting of full calendar quarters, the decrease in bad debt expense reflects a decrease in accounts written off as well as a decline in involuntary churn. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. On the Sprint platform, the mix of prime postpaid subscribers to total postpaid subscribers was 82% in both the three and nine-month periods ended September 30, 2013 and 81% and 80% for the three and nine-month periods ended September 30, 2012.
Combined versus Predecessor Nine-Month Periods Ended September 30, 2013 and 2012
In addition to the increases in the explanations above, the increases in sales and marketing expense for the combined nine month period ended September 30, 2013 as compared to 2012 were partially offset by the reduction in commissions expense as a result of fewer gross additions.
In addition to the explanations above, general and administrative costs decreased for the combined nine month period ended September 30, 2013 as compared to 2012 also as a result of lower customer care costs primarily due to lower call volumes and fewer calls per subscriber.

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

The following table provides an overview of the results of operations of our Wireline segment for the three and nine-month Successor periods ended September 30, 2013 as well as for the Predecessor 191-day and 10-day periods ended July 10, 2013, the Predecessor three and nine-month periods ended September 30, 2012, and the combined consolidated results of operations for the three and nine-month periods ended September 30, 2013.

	Combined		Successor		Predecessor
	Nine Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended	191 Days Ended	10 Days Ended	Nine Months Ended	Three Months Ended
	September 30,		September 30,		July 10,		September 30,
Wireline Segment Earnings	2013	2013	2013	2013	2013	2013	2012	2012
	(in millions)
Voice	$1,104	$375	$333	$333	$771	$42	$1,242	$399
Data	245	64	57	57	188	7	302	95
Internet	1,286	420	373	373	913	47	1,330	428
Other	43	16	14	14	29	2	58	17
Total net service revenue	2,678	875	777	777	1,901	98	2,932	939
Cost of services and products	(1,978)	(648)	(576)	(576)	(1,402)	(72)	(2,113)	(667)
Service gross margin	700	227	201	201	499	26	819	272
Service gross margin percentage	26%	26%	26%	26%	26%	27%	28%	29%
Selling, general and administrative expense	(311)	(95)	(84)	(84)	(227)	(11)	(351)	(114)
Wireline segment earnings	$389	$132	$117	$117	$272	$15	$468	$158
Wireline Revenue
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Voice Revenues
Voice revenues decreased $66 million, or 17%, and $909 million, or 73%, for the three and nine-month periods ended September 30, 2013 as compared to the same periods in 2012 primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. Voice revenues generated from the sale of services to our Wireless segment represented 36% of total voice revenues for both the three and nine-month periods ended September 30, 2013 as compared to 33% and 31% for the three and nine-month periods ended September 30, 2012, respectively.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line, and also include asynchronous transfer mode (ATM), frame relay and managed network services bundled with non-IP-based data access. Data revenues decreased $38 million, or 40%, and $245 million, or 81%, for the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012 primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. Data revenues generated from the provision of services to the Wireless segment represented 40% of total data revenue for both the three and nine-month periods ended September 30, 2013 as compared to 47% and 44% for the three and nine-month periods ended September 30, 2012, respectively.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $55 million, or 13%, and $957 million, or 72%, for the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. Sale of services to our Wireless segment represented 12% of total Internet revenues in both the three and nine-month periods ended September 30, 2013 as compared to 11% for both the three and nine-month periods ended September 30, 2012.

Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $3 million, or 18%, and $44 million, or 76%, in the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters.
Combined versus Predecessor Nine-Month Period Ended September 30, 2013 and 2012
Voice Revenues
In addition to the explanations above, voice revenues for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 decreased in the year-to-date period driven by overall volume and price declines, of which $43 million was related to the decline in prices for the sale of services to our Wireless segment, as well as volume declines due to customer churn.
Data Revenues
In addition to the explanations above, data revenues for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 decreased in the year-to-date period as a result of customer churn driven by the focus to no longer provide frame relay and ATM services.
Internet Revenue
In addition to the explanations above, Internet revenues for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 decreased in the year to date period primarily due to fewer IP customers.
Costs of Services and Products
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $91 million, or 14%, and $1.5 billion, or 73%, in the three and nine-month periods ended September 30, 2013, respectively, as compared to the same periods in 2012 primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. Service gross margin percentage decreased from 29% and 28% in the three and nine-month periods ended September 30, 2012, respectively, to 26% in both the three and nine-month periods ended September 30, 2013, primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Combined versus Predecessor Nine-Month Period Ended September 30, 2013 and 2012
In addition to the explanations above, costs of services and products for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 decreased primarily due to lower access expense as a result of declining voice, data and Internet volumes.
Selling, General and Administrative Expense
Successor versus Predecessor Three and Nine-Month Periods Ended September 30, 2013 and 2012
Selling, general and administrative expense decreased $30 million, or 26%, and $267 million, or 76%, in the three and nine-month periods ended September 30, 2013, as compared to the same periods in 2012, primarily due to comparing operating results for the shortened Post-merger period to periods consisting of full calendar quarters. Total selling, general and administrative expense as a percentage of net services revenue was 11% in both the three and nine-month periods ended September 30, 2013 and 12% in both the three and nine-month periods ended September 30, 2012.
Combined versus Predecessor Nine-Month Period Ended September 30, 2013 and 2012
In addition to the explanations above, selling, general and administrative expense for the combined nine-month period ended September 30, 2013 as compared to the same Predecessor period in 2012 decreased primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Combined	Successor	Predecessor
	Nine Months Ended	Nine Months Ended	191 Days Ended	Nine Months Ended
	September 30,		July 10,	September 30,
	2013	2013	2013	2012
	(in millions)
Net cash provided by operating activities	$3,371	$700	$2,671	$2,783
Net cash used in investing activities	$(25,792)	$(19,407)	$(6,385)	$(3,585)
Net cash provided by (used in) financing activities	$24,651	$24,760	$(109)	$1,000
Operating Activities
Net cash provided by operating activities of approximately $700 million in the first nine months of 2013 for the Successor decreased $2.1 billion from the same period in 2012 for the Predecessor. The decrease was primarily due to comparing a shortened Post-merger period to a nine-month period. Net cash provided by operating activities in the first nine months of 2013, on a combined basis, of approximately $3.4 billion increased $588 million as compared to the Predecessor first nine months of 2012. This was primarily due to increased cash received from customers of $689 million partially offset by increased cash paid for interest of approximately $211 million primarily as a result of less interest capitalized related to spectrum licenses used for Network Vision. The Predecessor period nine months ended September 30, 2012 included $108 million of pension contribution payments with no comparable payments in the Successor period.
Subscriber revenue earned but not billed represented about 7% and 8% of our accounts receivable balance as of September 30, 2013 and 2012, respectively.
Investing Activities
Net cash used in investing activities for the Successor period increased by approximately $15.8 billion as compared to the related Predecessor period, primarily due to increases related to the SoftBank Merger of $14.1 billion, net of cash acquired, and an increase of $3.1 billion in restricted cash associated with the limited waivers obtained from each of our lenders under our credit facilities. These increases were offset by a reduction in capital expenditures of approximately $900 million as a result of comparing a shortened Post-merger period to a nine-month period.
Financing Activities
Net cash provided by financing activities was $24.8 billion during the Successor period, which included proceeds from the issuance of common stock and warrants of approximately $18.6 billion related to the SoftBank Merger. In addition, on September 11, 2013, the Company issued $6.5 billion in unregistered debt with registration rights consisting of $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023, each guaranteed by Sprint Communications, Inc. We also incurred approximately $107 million of debt issuance costs. These increases, along with net borrowings under our secured equipment credit facility of approximately $270 million, were offset by the retirement of approximately $414 million principal amount of Clearwire debt.
Net cash provided by financing activities was $1.0 billion for the first nine months of 2012 for the Predecessor, which included the issuances of $1.0 billion aggregate principal amount of 9.125% notes due 2017, $1.0 billion aggregate principal amount of 7.00% guaranteed notes due 2020, $1.5 billion aggregate principal amount of 7.00% notes due 2020 and borrowings of approximately $77 million under the first tranche of our secured equipment credit facility. The first nine months of 2012 also included redemptions of all outstanding $1.473 billion aggregate principal amount of Nextel Communications, Inc. 6.875% Notes due 2013 and $1.0 billion aggregate principal amount of the approximately $2.1 billion aggregate principal amount of then outstanding Nextel Communications, Inc. 7.375% notes due 2015. In addition, we incurred $90 million of debt financing costs in the first nine months of 2012.

Working Capital
As of September 30, 2013, we had working capital of $4.5 billion compared to $4.9 billion as of December 31, 2012 (Predecessor). Our working capital as of September 30, 2013 and December 31, 2012 includes accrued capital expenditures for unbilled services totaling approximately $1.5 billion and $900 million, respectively, related to Network Vision.
Available Liquidity
As of September 30, 2013, our liquidity was $9.6 billion, which included cash, cash equivalents, short-term investments and available borrowing capacity under our revolving bank credit facility and excludes restricted cash of $3.1 billion. Our cash, cash equivalents and short-term investments totaled $7.5 billion as of September 30, 2013 compared to $8.2 billion as of December 31, 2012 (Predecessor). As of September 30, 2013, approximately $915 million in letters of credit were outstanding under our $3.0 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the ability of the Company and its subsidiaries to incur indebtedness, and limit the ability of the Company and its subsidiaries to incur liens, as defined by the terms of the indentures and supplemental indentures. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $2.1 billion of borrowing capacity available under the revolving bank credit facility as of September 30, 2013. Our revolving bank credit facility expires in February 2018. In addition, as of September 30, 2013, up to $174 million was available through May 31, 2014 under the second tranche of our secured equipment credit facility, although the use of such funds is limited to equipment-related purchases from Ericsson.
Strategic Initiatives
Apple Contract
Our commitment with Apple, Inc. requires us to purchase a minimum number of smartphones. Since our launch of the iPhone, we have sold in excess of 12.9 million iPhones and continue to project that we will meet our minimum obligation over the contract term.
Network Capital Expenditures
In October 2011, we announced our intention to accelerate the timeline associated with Network Vision. We are currently modernizing our network to deploy LTE multi-mode technology on our various spectrum bands, including spectrum recently acquired in the Clearwire Acquisition, and experiencing rapid growth in data usage driven by more subscribers on the Sprint platform and a continuing shift in our subscriber base to smartphones, which requires additional capital for legacy equipment to meet our customers' needs and to maintain customer satisfaction. Our expected timeline, our capital needs to maintain and operate our existing infrastructure, and our integration of Clearwire and deployment of the 2.5 GHz spectrum are expected to require substantial amounts of additional capital expenditures during the period of deployment. In addition to our expectation of increased capital expenditures, we also expect network operating expenditures to increase during the Network Vision deployment period, as well as expected cash requirements to meet existing obligations associated with the decommissioning of the Nextel platform.
Long-Term Debt
On May 1, 2013, the Company paid $300 million in principal plus accrued and unpaid interest on its outstanding iPCS, Inc. Secured Floating Rate Notes due 2013 as scheduled. On September 11, 2013, the Company issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023, each series of which was guaranteed by Sprint Communications, Inc. In addition, $414 million aggregate principal amount of Clearwire debt plus accrued and unpaid interest was repaid in September 2013.
As of June 30, 2013, the first tranche of our secured equipment credit facility was fully drawn. We also made two equal regularly scheduled principal repayments totaling $111 million during the first and third quarters 2013 which left an outstanding balance of $389 million on the first tranche as of September 30, 2013. Approximately $326 million was drawn on the second tranche of our secured equipment credit facility in the third quarter of 2013, which left $174 million available to be drawn as of September 30, 2013, which can be drawn through May 31, 2014. The facility expires in March 2017 and may be used to finance equipment-related purchases from Ericsson for Network Vision. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by Sprint Communications. Repayments of outstanding amounts on the secured equipment credit facility cannot be re-drawn.
Liquidity and Capital Resource Requirements
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the ability to issue debt and equity securities, the ability to issue other forms of financing, and the borrowing capacity available under our credit facilities, to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements through the next twelve months, including debt service requirements and other significant future contractual obligations. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to achieve more competitive margins, we may need to raise additional funds from external resources. If we are unable to fund our remaining capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.
The terms and conditions of our revolving bank credit facility, which expires in February 2018, require that the ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not exceed 6.25 to 1.0 through June 30, 2014. After June 30, 2014, the Leverage Ratio declines on a scheduled basis, as determined by the credit agreement, until the ratio becomes fixed at 4.0 to 1.0 for the fiscal quarter ending December 31, 2016 and each fiscal quarter ending thereafter. The unsecured EDC agreement and secured equipment credit facility were amended on March 12, 2013 and June 24, 2013, respectively, to provide for terms similar to those of the amended revolving bank credit facility, except that under the terms of the EDC agreement and secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of September 30, 2013, our Leverage Ratio, as defined by the amended revolving bank credit facility, EDC agreement, and secured equipment credit facility was 5.4 to 1.0 calculated taking into effect the waiver described below. To reflect the results for the three months ended September 30, 2013, the Leverage Ratio includes the Successor’s adjusted EBITDA for the quarter since July 11, 2013, as well as the Predecessor’s adjusted EBITDA for the 10 days ended July 10, 2013. As of December 31, 2012, our Leverage Ratio, as defined by the prior revolving credit facility, EDC agreement, and secured equipment credit facility was 3.7 to 1.0.
After giving effect to the offering of $6.5 billion aggregate principal amount of notes by the Company in September 2013, there was risk we would exceed the Leverage Ratio at September 30, 2013. Accordingly, we obtained a limited waiver from each of the lenders under the credit facilities that allowed us to exclude $4.5 billion of indebtedness from our Leverage Ratio, which enabled us to be in compliance with this financial covenant until December 31, 2013. However, as a requirement under the waivers, we must maintain a segregated reserve account of $3.5 billion until the earlier of 1) the time such funds are used to prepay, redeem or otherwise retire existing Clearwire indebtedness, or 2) December 31, 2013 at which time the waivers will have expired. Sprint intends to retire certain of Clearwire’s indebtedness prior to the expiration of the waiver, as described below, which is expected to enable the Company to remain in compliance with its Leverage Ratio beyond the expiration of the waivers. Any funds used to retire Clearwire indebtedness directly reduce the $3.5 billion restricted cash balance. Approximately $414 million was redeemed through September 30, 2013, which resulted in an ending restricted cash balance of $3.1 billion for the third quarter 2013.
On October 24, 2013, Clearwire Communications LLC and Clearwire Finance, Inc. (the Issuers) issued notices to redeem on December 1, 2013, all of the then outstanding principal amount of Clearwire's 12% senior secured notes due 2015, as well as the remaining $325 million aggregate principal amount of 12% second-priority secured notes due 2017. Furthermore, on October 30, 2013, the Issuers redeemed $175 million of the $500 million principal amount outstanding of the Issuers 12% second-priority secured notes due 2017. As of September 30, 2013, the principal amount outstanding of the Issuers 12% senior secured notes due 2015 was approximately $2.4 billion.

These amounts directly reduce the $3.1 billion balance reported as of September 30, 2013 that is required to be segregated in the reserve account.
In determining our expectation of future funding needs in the next twelve months and beyond, we have considered:

•	projected revenues and expenses relating to our operations;

•	continued availability of a revolving bank credit facility in the amount of $3.0 billion, which expires in February 2018;

•	any scheduled payments or anticipated redemptions related to capital lease and debt obligations assumed in the Clearwire Acquisition;

•
anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions taking into consideration the 2.5 GHz spectrum acquired in the Clearwire Acquisition;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	scheduled principal payments of $687 million; and

•	other future contractual obligations, including Network Vision, and general corporate expenditures.
Our ability to fund our capital needs from external sources is ultimately affected by the overall capacity and terms of the banking and securities markets, as well as our performance and our credit ratings. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility at a reasonable cost of capital.
The following outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	Ba3	B1	Ba2	Baa3	Stable
Standard and Poor's	BB-	BB-	BB+	BB+	Stable
Fitch	B+	B+	BB	BB	Stable
As a result of the waiver previously discussed and the announced retirement of certain Clearwire indebtedness, we expect to remain in compliance with our covenants through the next twelve months, although there can be no assurance that we will do so. Although we expect to improve our Sprint platform postpaid subscriber results, and execute on our Network Vision plan, if we do not meet our expectations, depending on the severity of any difference in actual results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
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

CURRENT BUSINESS OUTLOOK
The Company continues to expect 2013 consolidated segment earnings (inclusive of Predecessor and Successor activity) to be between $5.1 billion and $5.3 billion, inclusive of the dilutive effects of the SoftBank and Clearwire transactions, which are estimated to be approximately $300 million, subject to finalization of fair values.

The Company also continues to expect 2013 capital expenditures (inclusive of Predecessor and Successor activity) of approximately $8 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under “Forward-Looking Statements” below, Part II, Item 1A "Risk Factors" below, and the Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

FUTURE CONTRACTUAL OBLIGATIONS
As a result of the Clearwire Acquisition, we assumed additional future contractual obligations of approximately $9.6 billion of which $2.7 billion is attributable to additional operating lease commitments, $6.8 billion is attributable to additional spectrum lease commitments, and $100 million is related to spectrum service credits in addition to Clearwire debt. Below is a graph depicting our future principal maturities of debt (inclusive of the additional indebtedness assumed in the Clearwire Acquisition as well as our $6.5 billion debt issuance on September 11, 2013) as of September 30, 2013.
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, and under which $915 million in letters of credit are outstanding, (ii) any undrawn, available credit under our secured equipment credit facility, which will expire in 2017, (iii) vendor financing notes assumed in the Clearwire Acquisition, and (iv) all capital leases and other financing obligations. This table includes Clearwire debt that has either (i) been retired subsequent to September 30, 2013 or (ii) been subject to notification of redemption on December 1, 2013.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers; and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	our ability to operationalize the anticipated benefits from the SoftBank Merger and the Clearwire Acquisition;

•	the impacts of being a "controlled company" and exempt from many corporate governance requirements of the NYSE;

•	our ability to fully integrate the operations of Clearwire and utilize its spectrum;

•
the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and equipment we provide and on the geographic areas served by Sprint's wireless networks;

•
the impact of equipment net subsidy costs; the impact of increased purchase commitments; the overall demand for our service offerings, including the impact of decisions of new or existing subscribers between our postpaid and prepaid service offerings; and the impact of new, emerging and competing technologies on our business;

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

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	the effects of mergers, acquisitions,and consolidations, including new entrants in the communications industry, and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•	the impact of adverse network performance;

•
the costs or potential customer impacts of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band and government regulation regarding "net neutrality" and conflict minerals;

•	equipment failure, natural disasters, terrorist acts or other breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control; and

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including in Part II, Item 1A of this Form 10-Q, Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and in Part II, Item 1A "Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

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
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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
In connection with the preparation of this Form 10-Q as of September 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2013 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal Control over Financial Reporting
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. On July 9, 2013, Sprint Nextel completed the acquisition of the remaining equity interests in Clearwire Corporation. As a result of the Clearwire Acquisition, the Company has incorporated certain internal controls over significant processes. Over the next several quarters, as the Company further integrates Clearwire, it will continue to review the internal controls and take further steps to ensure that the internal controls are effective and integrated appropriately. There have been no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, its motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and Sprint Communications has opposed that motion. Sprint Communications believes the complaint is without merit and intend to continue to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while the Bennett case is in the discovery phase. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Sprint Communications has received several complaints purporting to assert claims on behalf of Sprint Communications stockholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases consolidated in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 29, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012.There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino). Plaintiffs in the state cases have indicated that they do not intend to challenge the transaction as completed, and have moved for an order granting attorneys' fees and expenses. Sprint Communications is opposing that motion. The Company intends to defend these cases vigorously, and we do not expect the resolution of these matters to have a material effect on our financial position or results of operations.
Sprint Communications is also a defendant in several complaints filed by stockholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. There were five suits filed in Chancery Court in Delaware: Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; Litwin, et al. v. Sprint Nextel Corp., et al., , filed January 2, 2013; and ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., filed April 26, 2013. All suits except the ACP Master, LTD suit have been voluntarily dismissed by the plaintiffs. The plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. There were three cases filed in state court in King County, Washington, and those cases have been dismissed with prejudice. Sprint Communications intends to defend the ACP Master, LTD cases vigorously, and, because these cases are still in the preliminary stages, we have not yet determined what effect the lawsuits will have, if any, on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended September 30, 2013, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
The only material changes to the risk factors described in Sprint Nextel's Annual Report Form 10-K for the year ended December 31, 2012 and our Form 10-Q for the quarter ended June 30, 2013 are as follows:
We may be required to recognize an impairment of our goodwill, which could have a material adverse effect on our financial position and results of operations.
As a result of the SoftBank Merger and the remeasurement of assets acquired and liabilities assumed in connection with the transaction, Sprint recognized goodwill at its estimate of fair value of approximately $6.8 billion. Since goodwill is reflected at its estimate of fair value, there is no excess fair value over book value as of the date of the SoftBank Merger. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. If any circumstances were to occur, such decline in stock price, a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales, which had a negative impact on our estimated cash flows associated with our Wireless reporting unit (our Wireless segment), our analysis of goodwill may conclude that a decrease in the implied fair value of goodwill has occurred. If this were to occur, we would be required to recognize an impairment which could have a material adverse effect on our financial position and results of operations.
Changes to the federal Lifeline Assistance Program could negatively impact the growth of the Assurance Wireless and wholesale subscriber base and the profitability of the Assurance Wireless and wholesale business overall.
Virgin Mobile USA, L.P., Sprint's wholly-owned subsidiary, offers service to low-income subscribers eligible for the federal Lifeline Assistance program under the brand Assurance Wireless, which we refer to as Assurance Wireless. Assurance Wireless provides a monthly discount to eligible subscribers in the form of a free block of minutes. Moreover, some of Sprint's wholesale customers also offer service to subscribers eligible for the federal Lifeline Assistance program. This discount is subsidized by the Low-Income Program of the federal USF and administered by the Universal Service Administrative Company. Lifeline service is offered by both wireline and wireless companies, but more recent wireless entry, particularly by prepaid carriers with a focus on lower income consumers, has caused a rapid increase in the amount of USF support directed toward the Lifeline program. The FCC recently adopted reforms to the Low Income program to increase program effectiveness and efficiencies, including a limit of one subsidized service per household. More stringent eligibility and certification requirements will make it more difficult for all Lifeline service providers to sign up and retain Lifeline subscribers. The growth in the Lifeline program has caused some regulators and legislators to question the structure of the current program and the FCC is continuing to review the growth of the program. Changes in the Lifeline program as a result of the ongoing FCC proceeding or other legislation, or potential enforcement actions, has or could continue to negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None

Item 5.	Other Information
Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934. Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, including, among other matters, transactions or dealings relating to the government of Iran. Disclosure is required even where the activities, transactions or dealings are conducted outside the United States by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.
After the SoftBank Merger, SoftBank acquired control of Sprint. During the quarter ended September 30, 2013, SoftBank, through one of its non-U.S. subsidiaries, provided telecommunications services in Iran to Telecommunications Services Company (MTN Irancell) and Mobile Telecommunication Company of Iran, one or both of which are or may be government-controlled entities. During the quarter ended September 30, 2013, SoftBank estimates that gross revenues were approximately $4,000 and no net profit was generated. This subsidiary also provided telecommunications services to the Embassy of Iran in Japan. During the quarter ended September 30, 2013, SoftBank estimates that gross revenues and net profit generated by such services were estimated to be under $1,000 and $500 respectively. In addition, SoftBank, through another one of its non-U.S. subsidiaries, provided international direct dialing services between Iran and Japan pursuant to an interconnection arrangement with Telecommunication of Iran, which is or may be a government-controlled entity. During the quarter ended September 30, 2013, SoftBank estimates that gross revenues were under $1,000 and no net profit was generated pursuant to the interconnection arrangement. Sprint was not involved in, and did not receive any revenue from, any of these activities. SoftBank, through one or more of its non-U.S. subsidiaries, intends to continue the activities disclosed above.

Item 6.	Exhibits
The Exhibit Index attached to this Form 10-Q is hereby incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPRINT CORPORATION
(Registrant)

/s/ Ryan H. Siurek
Ryan H. Siurek Vice President and Controller (Principal Accounting Officer)

Dated: November 6, 2013

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.2	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.3	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.4**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc	8-K	001-04721	2.1	6/11/2013

2.5**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

2.6**	First Amendment to Agreement and Plan of Merger, dated as of April 18, 2013, by and among the Company, Merger Sub and Clearwire	Sch. 13E-3/A	001-04721	d(2)	5/22/2013

2.7**	Second Amendment to Agreement and Plan of Merger, dated as of May 21, 2013, by and among the Company, Merger Sub and Clearwire	8-K	001-04721	2.1	5/22/2013

2.8**	Third Amendment to Plan of Merger, dated June 20, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	6/21/2013

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013
(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Indenture, dated as of September 11, 2013, between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.2	First Supplemental Indenture, dated as of September 11, 2013, among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.3	Second Supplemental Indenture, dated as of September 11, 2013, among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.4	Eighth Supplemental Indenture, dated as of September 11, 2013, among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

4.5	Third Supplemental Indenture, dated as of September 11, 2013, among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.5	9/11/2013

(10) Material Contracts

10.1	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.2	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.3	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

10.4	Bond Purchase Agreement, dated as of October 15, 2012, by and between Sprint Nextel Corporation and Sprint Corporation (then known as “Starburst II, Inc.”)	8-K	001-04721	10.1	10/15/2012

10.5	First Amendment to Bond Purchase Agreement, dated as of October 15, 2012, entered into as of June 10, 2013, by and between Sprint Nextel Corporation and Sprint Corporation (then known as “Starburst II, Inc.”) (incorporated herein by reference to Exhibit 10.1 of Sprint Corporation’s Current Report on Form 8-K filed June 11, 2013) (File No. 333-186448)	8-K	001-04721	10.1	6/11/2013

10.6	Warrant Agreement for Sprint Corporation Common Stock	8-K	001-04721	10.6	7/11/2013

10.7	2021 Notes Registration Rights Agreement, dated September 11, 2013, among Sprint Corporation, Sprint Communications, Inc. and J.P. Morgan Securities LLC as representative of the initial purchasers	8-K	001-04721	10.1	9/11/2013

10.8	2023 Notes Registration Rights Agreement, dated September 11, 2013, among Sprint Corporation, Sprint Communications, Inc. and J.P. Morgan Securities LLC as representative of the initial purchasers	8-K	001-04721	10.2	9/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.9	Waiver to Credit Agreement, dated as of September 9, 2013, by and among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and the lenders party thereto	8-K	001-04721	10.3	9/11/2013

10.10	Second Amendment to the Amended and Restated Employment Agreement, dated September 10, 2013, between Steven L. Elfman and Sprint Communications, Inc.	8-K	001-04721	10.1	9/11/2013

10.11	Employment Agreement, dated September 18, 2013, between Daniel R. Hesse and Sprint Corporation	8-K	001-04721	10.1	9/20/2013

10.12	Daniel R. Hesse - Stock Option Retention Award Agreement					*

10.13	Daniel R. Hesse - Restricted Stock Unit Retention Award Agreement					*

10.14	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.15	Sprint Corporation Change in Control Severance Plan	8-K	001-04721	10.3	9/20/2013

10.16	Summary of 2013 Long Term Incentive Plan	8-K	001-04721		7/30/2013

10.17	Summary of 2013 Long Term Incentive Plan	8-K/A	001-04721		9/20/2013

10.18	Summary 2013 Short-Term Incentive Compensation Plan	8-K/A	001-04721		7/30/2013

10.19	Summary of Director Compensation Programs					*

10.20	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson					*

10.21	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Robert L. Johnson					*

10.22	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson					*

10.23
Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Messrs. Robert L. Johnson and Joseph J. Euteneuer
*

10.24	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Joseph J. Euteneuer					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.25	Employment Agreement, effective September 6, 2013 between Sprint Corporation and Brandon Dow Draper					*

10.26	Brandon Dow Draper Sign-On Award of Restricted Stock Units					*

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.