Form 10-K
period 2013-12-31
SPRINT Corp
filed 2014-02-24
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 1-04721
—————————————————————
SPRINT CORPORATION
(Exact name of registrant as specified in its charter)
—————————————————————

Delaware	46-1170005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6200 Sprint Parkway, Overland Park, Kansas	66251
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (855) 848-3280
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	New York Stock Exchange
—————————————————————
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No   ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates of the predecessor Sprint Nextel Corporation at June 30, 2013 was $21,191,577,948
COMMON SHARES OUTSTANDING AT FEBRUARY 17, 2014:

Sprint Corporation Common Stock	3,935,879,158

SPRINT CORPORATION

SPRINT CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
PART I

Item 1.	Business
FORMATION
Sprint Corporation, incorporated in 2012 under the laws of Delaware, is mainly a holding company, with its operations primarily conducted by its subsidiaries. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "S."
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation, a Kansas corporation, organized in 1938 (Sprint Nextel) as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012, (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). Pursuant to the Bond Agreement, Sprint Communications, Inc. issued a convertible bond (Bond) to Starburst II, Inc. (Starburst II), a wholly-owned subsidiary of SoftBank, with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the SoftBank Merger, Starburst II became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc.
As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint Corporation. The SoftBank Merger consideration totaled approximately $22.2 billion, consisting primarily of cash consideration of $14.1 billion, net of cash acquired of $2.5 billion and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. The preliminary allocation of consideration paid was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The close of the transaction provided additional equity funding of $5.0 billion, consisting of $3.1 billion received by Sprint Communications, Inc. in October 2012 related to the Bond, which automatically converted to equity immediately prior to the close of the SoftBank Merger, and $1.9 billion cash consideration at closing of the SoftBank Merger.
Successor and Predecessor Periods and Reporting Obligations
In connection with the close of the SoftBank Merger (as described above), Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. The financial information herein, distinguishes between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. In addition, in order to align with SoftBank’s reporting schedule, our Board of Directors have approved a change in our fiscal year end to March 31, effective March 31, 2014. As a result, we expect to file an additional Annual Report on Form 10-K for the transition period from January 1, 2014 to March 31, 2014.
OVERVIEW
Sprint Corporation and its subsidiaries is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries. Our operations are organized to meet the needs of our targeted subscriber groups through focused communications solutions that incorporate the capabilities of our wireless and wireline services. We are the third largest wireless communications company in the U.S. based on wireless revenue, one of the largest providers of wireline long distance services, and one of the largest Internet carriers in the nation. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone.
We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA) or Internet protocol (IP) technologies. We also offer fourth generation (4G) services utilizing Long Term Evolution (LTE) as well as Worldwide Interoperability for Microwave Access (WiMAX) technologies (which we expect to shut-down by the end of 2015). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks.
Recent Acquisitions
On May 17, 2013, Sprint Communications closed its transaction with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and subscribers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint Communications agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets, the majority of which is expected to be paid by the end of 2016. These costs are expected to be approximately $160 million on a net present value basis, but in no event will Sprint Communications' reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas.
On July 9, 2013, Sprint Communications completed the acquisition of the remaining equity interests in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together "Clearwire") that it did not previously own (Clearwire Acquisition) in an all cash transaction for approximately $3.5 billion, net of cash acquired of $198 million, which provides us with control of 2.5 gigahertz (GHz) spectrum and tower resources for use in conjunction with our network modernization plan. The consideration paid was preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration paid was based on management's judgment after evaluating several factors, including a preliminary valuation assessment.
See "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to the Notes to the Consolidated Financial Statements for more information on the significant transactions noted above. Also see "Item 1A. Risk Factors" for risks related to the SoftBank Merger and Clearwire Acquisition.
Our Business Segments
We operate two reportable segments: Wireless and Wireline. For additional information regarding our segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to the Notes to the Consolidated Financial Statements.
Wireless
We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale and affiliate basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. We continue to support the open development of applications, content, and devices on the Sprint platform through products and services such as Sprint ID™, which provides an easy way for users to discover content from leading brands and special interests as well as manage those experiences on certain Android devices, and Sprint Zone, which allows subscribers to not only manage their account and self-service functions via their device but facilitates discovery of new content and personalization through recommendations for applications and entertainment content. We also support Sprint Guardian™, a collection of mobile safety and device security bundles that provide families relevant tools to help stay safe and secure, and Pinsight Media+™, which gives advertisers the power to reach consumers on their mobile device by providing more relevant advertising based on information consumers choose to share about their location and mobile Web browsing history. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices such as the Chrysler Group's UConnect® Access in-vehicle communications system powered through our Sprint Velocity™ end-to-end telematics solution, which enables hand free phone calls and the ability to access music, navigation, and other applications and services through cell connections built into the vehicle. Other connected devices include original equipment manufacturer (OEM) devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
Postpaid
In our postpaid portfolio, we recently launched the Sprint FramilySM plan, which is available to new and existing subscribers, and allows subscribers to create a Framily group consisting of up ten subscribers. The first subscriber pays $55 per month for unlimited talk, text and 1GB of data. For each additional new Sprint subscriber that joins the Framily group, the monthly wireless service fee decreases by $5 per person within that Framily group, up to a maximum monthly discount of $30 per person. Subscribers can purchase 3GB of data for an additional $10 per month or unlimited data coupled with an annual upgrade option on certain devices for an additional $20 per month. In order to be eligible for the right to upgrade, the subscriber must have purchased the unlimited data and annual upgrade option for the 12 consecutive months preceding the upgrade. Each Framily subscriber is billed separately and each member of the Framily group can elect to receive their own personalized services. We expect most new subscribers to purchase an eligible wireless phone at full retail price under an installment contract payable over 24 months through the use of the Sprint Easy PaySM program. The terms of the new sales program will not require the subscriber to execute a wireless service contract.
Our existing Unlimited, My WaySM and My All-inSM plans with the Unlimited GuaranteeSM continue to provide simplicity to subscribers. With our Unlimited Guarantee, subscribers are guaranteed unlimited talk (to any wireline or mobile phone), text and data while on the Sprint network for the life of the line of service. The Unlimited My Way plan features unlimited talk, text and data and up to 10 lines can be added all on the same account. The Unlimited My All-in plan features unlimited talk, text and data as well as 5GB of mobile hotspot usage. We also offer price plans tailored to business subscribers such as Business AdvantageSM, which allows for the flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile Anytime feature with certain plans.
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Boost Mobile serves subscribers who are voice and text messaging-centric with its popular Monthly Unlimited plan with Shrinkage service where bills are reduced after six on-time payments. Virgin Mobile serves subscribers who are device and data-oriented with our Beyond Talk™ plans and our broadband plan, Broadband2GoSM, which offer subscribers control, flexibility and connectivity through various communication vehicles. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers, in certain states, who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of local and long-distance monthly service.
Wholesale
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
Wireless voice communications services include basic local and long distance wireless voice services throughout the U.S., as well as voicemail, call waiting, three-way calling, caller identification, directory assistance and call forwarding. We also provide voice and data services in numerous countries outside of the U.S. through roaming arrangements. We offer customized design, development, implementation and support for wireless services provided to large companies and government agencies.
Products
Our services are provided using a broad array of device selections and applications and services that run on these devices to meet the growing needs of subscriber mobility. Our device portfolio includes many cutting edge devices from various OEMs. Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices to the Sprint platform. We have generally sold these devices at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. However, subscribers now have the option through the Sprint Framily plan or through Sprint Easy Pay to purchase eligible devices at full retail price, which allows them to pay in 24 monthly payments in exchange for reduced service pricing if certain conditions are met. Our Sprint platform can also be accessed through our portfolio of embedded tablets and laptops devices. In addition, we sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.
Wireless Network Technologies
We deliver wireless services to subscribers primarily through our Sprint platform network. Our Nextel platform, which utilized integrated Digital Enhanced Network (iDEN) technology, was shut-down on June 30, 2013. Our Sprint platform uses primarily 3G CDMA and 4G LTE wireless technologies. The WiMAX technology is in the process of being replaced by LTE, which is expected to be complete by the end of 2015. Our 3G CDMA wireless technology uses a single frequency band and a digital spread-spectrum technique that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. Our 4G LTE wireless data communications technology utilizes an all-IP network to deliver high-speed data communications. To integrate voice into LTE, we expect to use Voice over LTE technology (VoLTE). We provide nationwide service through a combination of operating our own network in both major and smaller U.S. metropolitan areas and rural connecting routes, affiliations under commercial arrangements with third-party affiliates and roaming on other providers' networks.
Sales, Marketing and Customer Care
We focus the marketing and sales of wireless services on targeted groups of retail subscribers: individual consumers, businesses and government.
We use a variety of sales channels to attract new subscribers of wireless services, including:

•	direct sales representatives whose efforts are focused on marketing and selling wireless services primarily to mid-sized to large businesses and government agencies;

•	retail outlets, owned and operated by us, that focus on sales to the consumer market;

•
indirect sales agents and third-party retailers that primarily consist of local and national non-affiliated dealers and independent contractors that market and sell services to businesses and the consumer market, and are generally paid through commissions; and

•	subscriber-convenient channels, including Internet sales and telesales.
We market our postpaid services under the Sprint® brand. We generally offer these services on a contract basis typically for a two-year period, with services billed on a monthly basis according to the applicable pricing plan. As a result of the shut-down of the Nextel platform, our efforts prospectively have been to focus on profitable growth through service provided on an enhanced wireless network on the Sprint platform. We market our prepaid services under the Boost Mobile, Virgin Mobile, and Assurance Wireless brands as a means to provide value-driven prepaid service plans to particular markets. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products and services using their brands.

Although we market our services using traditional print and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships, including the National Association for Stock Car Auto Racing (NASCAR®) and the National Basketball Association (NBA). The goal of these marketing initiatives is to increase brand awareness and sales.
Our customer management organization works to improve our subscribers' experience, with the goal of retaining subscribers of our wireless services. Customer service call centers receive and resolve inquiries from subscribers and proactively address subscriber needs.

Competition
We believe that the market for wireless services has been and will continue to be characterized by competition on the basis of price, the types of services and devices offered, and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless (Verizon) and T-Mobile (together with us - "Big 4 carriers"). Our primary competitors offer voice, high-speed data, entertainment and location-based services and push-to-talk-type features that are designed to compete with our products and services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and cable and have significant competitive advantages due to their large asset bases and greater scale. Our prepaid services compete with a number of carriers and resellers including TracFone Wireless, which offers competitively-priced calling plans that include unlimited local calling. Additionally, AT&T, T-Mobile and Verizon also offer competitive prepaid services and wholesale services to resellers. Competition will increase as a result of mergers and acquisitions, as new firms enter the market, and as a result of the introduction of other technologies such as LTE, the availability of previously unavailable spectrum bands, such as the AWS-4 spectrum band, and the potential introduction of new services using unlicensed spectrum. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer similar services compete against our offerings.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market has matured, it has become increasingly important to retain existing subscribers in addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands. Wireless carriers are addressing the growth in non-traditional data needs by working with OEMs to integrate connected devices such as after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment and a variety of other consumer electronics and appliances, which utilize wireless networks to increase consumer and business mobility. In addition, we and our competitors continue to offer more service plans that combine voice and data offerings, plans that allow users to add additional mobile devices to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related subscribers, or combinations of these features. Consumers respond to these plans by migrating to those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering certain devices at prices lower than their acquisition cost. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. As a result, we and our competitors recognize point-of-sale losses that are not expected to be recovered until future periods when services are provided.
During 2013, wireless carriers introduced new plans that allow subscribers to forgo traditional device subsidies in exchange for lower monthly service fees, early upgrade options, or both. In addition, in the later part of 2013, each of the Big 4 carriers launched early upgrade programs that include the device installment payment model. The objective of these plans is to attract subscribers away from device subsidies in exchange for greater upgrade flexibility and data usage options. Under installment billing plans, many carriers, like Sprint, will recognize most of the future expected installment payments for the device on an upfront basis. This accounting treatment allows the carriers to better match equipment revenue with the cost of the device and minimizes the amount of subsidy recognized. On January 10, 2014, Sprint replaced its recently launched Sprint One UpSM Plan, a device upgrade and installment payment plan, with the Framily plan. During 2013, the impact to our consolidated financial statements from our installment billing plan was not material.
In addition, we have recently seen aggressive marketing efforts initiated by our competitors, including offering lucrative payments as an additional incentive for subscribers to switch carriers. If, in response to these competitor pressures, we decide to make similar offers to our subscribers, then we would expect EBITDA to be negatively impacted in the period of subscriber acquisition. Our ability to effectively compete in the wireless business is dependent upon our ability to retain existing and attract new subscribers in an increasingly competitive marketplace. See "Item 1A. Risk Factors—If we are not able to retain and attract wireless subscribers, our financial performance will be impaired."
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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to our cable MSOs have become large enough in scale that they have decided to in-source these services and, as a result, we expect this business to continue to decline over time. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
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
Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers, including cable companies, are competing in the residential and small business markets by offering bundled packages of both local and long distance services. Competition in long distance is based on price and pricing plans, the types of services offered, customer service, and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See "Item 1A. Risk Factors—Consolidation and competition in the wholesale market for wireline services, as well as consolidation of our roaming partners and access providers used for wireless services, could adversely affect our revenues and profitability" and "—The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contributes to increased competition."

Legislative and Regulatory Developments
Overview
Communications services are subject to regulation at the federal level by the Federal Communications Commission (FCC) and in certain states by public utilities commissions (PUCs). The Communications Act of 1934 (Communications Act) preempts states from regulating the rates or entry of commercial mobile radio service (CMRS) providers, such as those in our Wireless segment, and imposes licensing and technical requirements, including provisions related to the acquisition, assignment or transfer of radio licenses. Depending upon state law, CMRS providers can be subject to state regulation of other terms and conditions of service. Our Wireline segment also is subject to federal and state regulation. Finally, since the SoftBank Merger, we have been subject to certain regulatory conditions imposed by the Committee on Foreign Investment in the United States (CFIUS) pursuant to a National Security Agreement (NSA) between SoftBank, Sprint, the Department of Justice, the Department of Homeland Security and the Department of Defense (the latter three collectively, the USG Parties).
The following is a summary of the regulatory environment in which we operate and does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the way our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. See "Item 1A. Risk Factors—Government regulation could adversely affect our prospects and results of operations; the FCC and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth or results of operations." Regulation in the communications industry is subject to change, which could adversely affect us in the future. The following discussion describes some of the significant communications-related regulations that affect us, but numerous other substantive areas of regulation not discussed here may also influence our business.
Regulation and Wireless Operations
The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by CMRS providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act and FCC rules also require the FCC's prior approval of the assignment or transfer of control of an FCC license, although the FCC's rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the 800 megahertz (MHz) band, 900 MHz band, 1.9 GHz PCS band, 2.5 GHz band, and license renewals;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to subscriber information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest
We hold 800 MHz, 900 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services.
800 MHz and 900 MHz License Conditions
Spectrum in our 800 MHz and 900 MHz bands originally was licensed in small groups of channels, therefore, we hold thousands of these licenses, which together allow us to provide coverage across much of the continental U.S. Our 800 MHz and 900 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. To date, we have met all of the construction requirements applicable to these licenses, except in the case of licenses that are not material to our business. Our 800 MHz and 900 MHz licenses have ten-year terms, at the end of which each license is subject to renewal requirements that are similar to those for our 1.9 GHz licenses described below.
1.9 GHz PCS License Conditions
All PCS licenses are granted for ten-year terms. For purposes of issuing PCS licenses, the FCC utilizes major trading areas (MTAs) and basic trading areas (BTAs) with several BTAs making up each MTA. Each license is subject to build-out requirements, which we have met in all of our MTA and BTA markets.
If applicable build-out conditions are met, these licenses may be renewed for additional ten-year terms. Renewal applications are not subject to auctions. If a renewal application is challenged, the FCC grants a preference commonly referred to as a license renewal expectancy to the applicant if the applicant can demonstrate that it has provided "substantial service" during the past license term and has substantially complied with applicable FCC rules and policies and the Communications Act. The licenses for the 10 MHz of spectrum in the 1.9 GHz band that we received as part of the FCC's Report and Order, described below, have ten-year terms and are not subject to specific build-out conditions, but are subject to renewal requirements that are similar to those for our PCS licenses.
2.5 GHz License Conditions
We own or lease spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for Broadband Radio Services (BRS) and Educational Broadband Service (EBS). Most BRS and EBS licenses are allocated to specific geographic service areas. Other BRS licenses provide for 493 separate BTAs. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum, which further protects against interference from other license holders. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, we primarily access EBS spectrum through long-term leasing arrangements with EBS license holders. Generally, EBS leases entered into before January 10, 2005 may remain in effect for up to 15 years and may be renewed and assigned in accordance with the terms of those leases and the applicable FCC rules and regulations. The initial term of EBS leases entered into after January 10, 2005 is required by FCC rules to be coterminous with the term of the license. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire or otherwise terminate to match another party's offer to lease the same spectrum. Our leases are generally transferable, assuming we obtain required governmental approvals.
Spectrum Reconfiguration Obligations
In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band (the "Report and Order"). The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Also, in exchange, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band.
The minimum cash obligation under the Report and Order is $2.8 billion. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Total payments directly attributable to our performance under the Report and Order, from the inception of the program through December 31, 2013, were approximately $3.3 billion, of which primarily all payments incurred during the year ended December 31, 2013 related to FCC licenses. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through December 31, 2013 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. On May 24, 2012, the FCC revised its rules to authorize Sprint to deploy wireless broadband services, such as CDMA and LTE, on its 800 MHz spectrum, including channels that become available to Sprint upon completion of the 800 MHz band reconfiguration program.We anticipate that the continuing reconfiguration progress will be sufficient to support the 800 MHz portion of our network modernization. In January 2013, we submitted a request for declaratory ruling to the FCC requesting two items: (i) that it declare that Sprint will not owe any anti-windfall payment to the U.S. Treasury, because we have exceeded the $2.8 billion of required expenditures, and (ii) that the FCC remove the $850 million minimum for the letter of credit and allow further reductions based on quarterly estimates of remaining obligations. This request for declaratory ruling is pending before the FCC.
New Spectrum Opportunities and Spectrum Auctions
Several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of commercial wireless services, which may allow new competitors to enter the wireless market. While in general we cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum that might be useful to wireless carriers, including us, in the future, the FCC has taken steps to license spectrum designated for auction in the Middle Class Tax Relief and Job Creation Act of 2012. In particular, the FCC has initiated three proceedings to auction the advanced wireless services H Block, advanced wireless services in the 1.7 and 2 GHz bands (AWS-3), and to reallocate and auction broadcast spectrum in the 600 MHz Band. We are not participating in the H Block auction.
911 Services
Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911 (E911) services in a two-tiered manner. Specifically, wireless carriers are required to transmit to a requesting public safety answering point (PSAP) both the 911 caller's telephone number and (a) the location of the cell site from which the call is being made, or (b) the location of the subscriber's handset using latitude and longitude, depending upon the capability of the PSAP. Implementation of E911 service must be completed within six months of a PSAP request for service in its area, or longer, based on the agreement between the individual PSAP and the carrier. The FCC is currently reviewing the accuracy standards for the provision of wireless 911 services indoors and may impose additional obligations.
National Security
National security and disaster recovery issues continue to receive attention at the federal, state and local levels. For example, Congress is expected to again consider cyber security legislation to increase the security and resiliency of the nation's digital infrastructure. In 2013, the President issued an executive order directing the Department of Homeland Security and other government agencies to take a number of steps to improve the security of the nation's critical infrastructure. The details surrounding the implementation of this order have not been resolved, however, and we cannot predict the cost impact of such measures. Moreover, the FCC continues to examine issues of network resiliency and reliability and may seek to impose additional regulations designed to reduce the severity and length of disruptions in communications. Again, we cannot predict the cost impact of any regulations the FCC adopts.
National Security Agreement
As a precondition to CFIUS approval of the SoftBank Merger, the USG Parties required that SoftBank and Sprint enter into the NSA, under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect our operating results due to increasing the cost of compliance with security measures, and limiting our control over certain U.S. facilities, contracts, personnel, vendor selection and operations. If we fail to comply with our obligations under the NSA our ability to operate our business may be adversely affected.
Tower Siting
Wireless systems must comply with various federal, state and local regulations that govern the siting, lighting and construction of transmitter towers and antennas, including requirements imposed by the FCC and the Federal Aviation Administration. FCC rules subject certain cell site locations to extensive zoning, environmental and historic preservation requirements and mandate consultation with various parties, including State and Tribal Historic

Preservation Offices, which can make it more difficult and expensive to deploy facilities. The FCC has, however, imposed a tower siting "shot clock" that requires local authorities to address tower applications within a specific timeframe, which can assist carriers in more rapid deployment of towers. The FCC antenna structure registration process also imposes public notice requirements when plans are made for construction of, or modification to, antenna structures required to be registered with the FCC, potentially adding to the delays and burdens associated with tower siting, including potential challenges from special interest groups. To the extent governmental agencies continue to impose additional requirements like this on the tower siting process, the time and cost to construct cell towers could be negatively impacted.
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
Regulation and Wireline Operations
Competitive Local Service
The Telecommunications Act of 1996 (Telecom Act), which was the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers (ILECs) to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act continue to be interpreted by the courts, state PUCs and the FCC. Thus, the scope of future local competition remains uncertain. These local competition rules impact us because we provide wholesale services to cable television companies that wish to compete in the local voice telephony market. Our communications and back-office services enable the cable companies to provide competitive local and long distance telephone services primarily in a VoIP format to their end-use customers.
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

International Regulation
The wireline services we provide outside the U.S. are subject to the regulatory jurisdiction of foreign governments and international bodies. In general, we are required to obtain licenses to provide wireline services and comply with certain government requirements.
Other Regulations
Network Neutrality
On December 22, 2010, the FCC adopted so-called net neutrality rules. The FCC rules for fixed broadband Internet access services consisted of: (a) an obligation to provide transparency to consumers regarding network management practices, performance characteristics, and commercial terms of service; (b) a prohibition on blocking access to lawful content, applications, services and devices; and (c) a prohibition on unreasonable discrimination. The FCC acknowledged, however, that mobile broadband faced different constraints and adopted lesser obligations for mobile providers. Accordingly, the rules for mobile broadband operators required that they: (a) provide transparency to consumers in the same manner as fixed providers; and (b) not block access to lawful websites and applications that compete with the provider's own voice or video telephony services. Other rules applicable to fixed broadband, including no blocking of other applications, services or devices, and the prohibition of "unreasonable discrimination," did not apply to mobile providers. On January 14, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC’s "no-blocking" rule for fixed and mobile operators and the "no unreasonable discrimination" rule for fixed providers. The court left in place the "transparency" rule applicable to both fixed and mobile operators. The court’s decision left open the possibility that the FCC could alter its legal foundation and reenact the vacated rules. Because the net neutrality rules applicable to mobile broadband were relatively narrow and because we have deployed open mobile operating platforms on our devices, such as the Android platform created in conjunction with Google and the Open Handset Alliance, the rules, if reenacted by the FCC under a permissible legal foundation or otherwise brought back into force, should not adversely affect the operation of our broadband networks or significantly constrain our ability to manage the networks and protect our users from harm caused by other users and devices.
Truth in Billing and Consumer Protection
The FCC's Truth in Billing rules generally require both wireline and wireless telecommunications carriers, such as us, to provide full and fair disclosure of all charges on their bills, including brief, clear, and non-misleading plain language descriptions of the services provided. In response to a petition from the National Association of State Utility Consumer Advocates, the FCC found that state regulation of CMRS rates, including line items on consumer bills, is preempted by federal statute. This decision was overturned by the U.S. Court of Appeals for the Eleventh Circuit and the Supreme Court denied further appeal. As a consequence, states may attempt to impose various regulations on the billing practices of wireless carriers. In addition, the FCC has opened several proceedings to address issues of consumer protection, including the use of early termination fees, the FCC has opened an investigation into "bill shock" concerning overage charges for voice, data and text usage, and has proposed new rules to address cramming. The wireless industry has proactively addressed many of these consumer issues by adopting industry best practices such as the addition of free notifications for voice, data, messaging and international roaming to address the FCC's bill shock proceeding. If these FCC proceedings or individual state proceedings create changes in the Truth in Billing rules, our billing and customer service costs could increase.
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
In 2012, the FCC released an order freezing the existing special access pricing flexibility "triggers," and another order requiring parties to submit information needed to assess the level of competition in the special access market. The FCC also has initiated a further notice of proposed rulemaking to consider whether special access pricing flexibility rules need to be changed, and whether the terms and conditions governing the provision of special access are just and reasonable. In 2013, the FCC issued a proposed mandatory data collection effort which is expected to be completed in 2014. We continue to advocate for special access reform but cannot predict when these proceedings will be completed or the outcome of these proceedings.
Universal Service Reform
Communications carriers contribute to and receive support from various USFs established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. The USF is funded from assessments on communications providers, including our Wireless and Wireline segments, based on FCC-prescribed contribution factors applicable to our interstate and international end-user revenues from telecommunications services and interconnected VoIP services. Similarly, many states have established their own USFs to which we contribute. The FCC has considered changing its USF contribution methodology, and may replace the interstate telecommunications revenue-based assessment with one based on either connections (telephone numbers or connections to the public network) or by expanding the revenue base to include data revenues. The latter approach in particular could impact the amount of our assessments. The FCC issued a notice of proposed rulemaking on USF reform in April 2012, but has not announced an estimated timeline for adoption of an order in this proceeding. In addition, the FCC issued a decision redefining the manner in which carriers certify their compliance with USF obligations on facilities used in the provision of information services beginning in 2014. The FCC's new service-by-service certification process may increase our cost of complying with the FCC's USF obligations and/or our USF contribution obligations in some circumstances. This order has been challenged on appeal and various carriers have sought reconsideration of the decision before the FCC. As permitted, we assess subscribers a fee to recover our USF contributions.
Virgin Mobile was designated as a Lifeline-only Eligible Telecom Carrier (ETC) in 41 jurisdictions as of December 31, 2013, and provides service under our Assurance Wireless brand. Lifeline ETC applications are planned in other jurisdictions as well. Changes in the Lifeline program and enforcement actions by the FCC and other regulatory/legislative bodies could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall.
Electronic Surveillance Obligations
The CALEA requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we are in compliance with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and provide records concerning those communications. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information. If our obligations under these laws and regulations were to change or were to become the focus of any inquiry or investigation, it could require us to incur additional costs and expenses, which could adversely affect our financial condition or results of operation.
Environmental Compliance
Our environmental compliance and remediation obligations relate primarily to the operation of standby power generators, batteries and fuel storage for our telecommunications equipment. These obligations require compliance with storage and related standards, obtaining of permits and occasional remediation. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that any such expenditures will adversely affect our financial condition or results of operations.
Patents, Trademarks and Licenses
We own numerous patents, patent applications, service marks, trademarks and other intellectual property in the U.S. and other countries, including "Sprint®," "Nextel®," "Direct Connect®," "Boost Mobile®," and "Assurance Wireless®." Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others, like "Virgin Mobile." In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to our business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms generally ranging from one to 19 years.
We occasionally license our intellectual property to others, including licenses to others to use the "Sprint" trademark.
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
Access to Public Filings and Board Committee Charters
Important information is routinely posted on our website at www.sprint.com. Public access is provided to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC under the Exchange Act. These documents may be accessed free of charge on our website at the following address: http://www.sprint.com/investors. These documents are available as soon as reasonably practicable after filing with the SEC and may also be found at the SEC's website at www.sec.gov. Information contained on or accessible through our website or the SEC's website is not part of this annual report on Form 10-K.
Our Code of Ethics, the Sprint Code of Conduct (Code of Conduct), our Corporate Governance Guidelines and the charters of the following committees of our board of directors: the Audit Committee, the Compensation Committee, the Finance Committee, and the Nominating and Corporate Governance Committee may be accessed free of charge on our website at the following address: www.sprint.com/governance. Copies of any of these documents can be obtained free of charge by writing to: Sprint Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B424, Overland Park, Kansas 66251 or by email at shareholder.relations@sprint.com. If a provision of the Code of Conduct required under the NYSE corporate governance standards is materially modified, or if a waiver of the Code of Conduct is granted to a director or executive officer, a notice of such action will be posted on our website at the following address: www.sprint.com/governance. Only the Audit Committee may consider a waiver of the Code of Conduct for an executive officer or director.
Employee Relations
As of December 31, 2013, we had approximately 38,000 employees.

Item 1A.	Risk Factors
In addition to the other information contained in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.
If we are not able to retain and attract wireless subscribers, our financial performance will be impaired.
We are in the business of selling communications services to subscribers, and our success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to retain and attract wireless subscribers, our financial performance will be impaired and we could fail to meet our financial obligations. Beginning in 2008 through December 31, 2013, we have experienced net decreases in our total retail postpaid subscriber base of approximately 11.9 million subscribers (excluding the impact of our acquisitions).
Our ability to retain our existing subscribers and to compete successfully for new subscribers and reduce our rate of churn depends on, among other things:

•
our ability to anticipate and respond to various competitive factors, including our successful execution of marketing and sales strategies; the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and credit and collection policies;

•	our ability to operationalize the anticipated benefits from the SoftBank Merger and the Clearwire Acquisition;

•	our successful deployment of new technologies and services;

•	actual or perceived quality and coverage of our networks;

•	public perception about our brands;

•	our ability to anticipate and develop new or enhanced technologies, products and services that are attractive to existing or potential subscribers;

•	our ability to access additional spectrum; and

•	our ability to maintain our current mobile virtual network operator (MVNO) relationships and to enter into new arrangements with MVNOs.
Our ability to retain subscribers may be negatively affected by industry trends related to subscriber contracts. For example, we and some of our competitors no longer require consumers to enter into annual service contracts for postpaid service. In addition, we have recently seen aggressive marketing efforts initiated by our competitors, including offering substantive additional incentives for subscribers to switch carriers. These types of changes could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product and service mix.
Moreover, service providers frequently offer wireless equipment, such as devices, below acquisition cost as a method to retain and attract subscribers that enter into wireless service agreements for periods usually extending 12 to 24 months. Equipment cost in excess of the revenue generated from equipment sales is referred to in the industry as equipment net subsidy and is generally recognized as an expense when title of the device passes to the dealer or end-user subscriber. The cost of multi-functional devices, such as smartphones, including the iPhone®, has increased significantly in recent years as a result of enhanced capabilities and functionality. At the same time, wireless service providers continue to compete on the basis of price, including the price of devices offered to subscribers, which has resulted in increased equipment net subsidy. In 2011, we entered into a purchase commitment with Apple, Inc. that increases the average equipment net subsidy for postpaid devices resulting in a reduction to consolidated results from operations and reduced cash flow from operations associated with initiation of service for these devices until such time that retail service revenues associated with subscribers acquiring these devices exceeds such costs.
We expect to incur expenses to attract new subscribers, improve subscriber retention and reduce churn, but there can be no assurance that our efforts will result in new subscribers or a lower rate of subscriber churn. Subscriber losses and a high rate of churn could adversely affect our business, financial condition and results of operations because they result in lost revenues and cash flow. Although attracting new subscribers and retention of existing subscribers are important to the financial viability of our business, there is an added focus on retention because the cost of adding a new subscriber is higher than the cost associated with retention of an existing subscriber.
Competition and technological changes in the market for wireless services could negatively affect our average revenue per subscriber, subscriber churn, operating costs and our ability to attract new subscribers, resulting in adverse effects on our revenues, cash flows, growth and profitability.
We compete with a number of other wireless service providers in each of the markets in which we provide wireless services, and we expect competition may increase if additional spectrum is made available for commercial wireless services and as new technologies are developed and launched. As smartphone penetration increases, we continue to expect an increased usage of data on our network. Competition in pricing and service and product offerings may also adversely impact subscriber retention and our ability to attract new subscribers, with adverse effects on our results of operations. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, cash flows and profitability, which, in turn, could adversely impact our ability to meet our financial obligations.
The wireless communications industry is experiencing significant technological change, including improvements in the capacity and quality of digital technology and the deployment of unlicensed spectrum devices. These developments cause uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. As services, technology and devices evolve, we also expect continued pressure on voice, text and other service revenue. Spending by our competitors on new wireless services and network improvements could enable our competitors to obtain a competitive advantage with new technologies or enhancements that we do not offer. Rapid changes in technology may lead to the development of wireless communications technologies, products or alternative services that are superior to our technologies, products or services or that consumers prefer over ours. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose subscribers to our competitors.
Some competitors and new entrants may be able to offer subscribers network features or products and services not offered by us, coverage in areas not served by our wireless networks or pricing plans that are lower than those offered by us, all of which would negatively affect our average revenue per subscriber, subscriber churn, ability to attract new subscribers, and profitability.
The success of our network modernization plans, will depend on the timing, extent and cost of implementation; access to spectrum; the performance of third-parties and related parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
We must continually invest in our wireless network in order to continually improve our wireless service to meet the increasing demand for usage of our data and other non-voice services and remain competitive.
Improvements in our service depend on many factors, including our ability to adapt to future changes in technologies and continued access to and deployment of adequate spectrum, including any leased spectrum. We must maintain and expand our network capacity and coverage as well as the associated wireline network needed to transport voice and data between cell sites. If we are unable to obtain access to additional spectrum to increase capacity or to deploy the services subscribers desire on a timely basis or at acceptable costs while maintaining network quality levels, our ability to retain and attract subscribers could be adversely affected, which would negatively impact our operating margins.
If we fail to provide a competitive network, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected.
Using a new and sophisticated technology on a very large scale entails risks. For example, deployment of new technology from time to time has, and in the future may, adversely affect the performance of existing services on our networks and result in increased churn. Should implementation of our upgraded network be delayed or costs exceed expected amounts, our margins could be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our upgraded network be delayed due to technological constraints, performance of third-party suppliers, zoning and leasing restrictions or permit issues or other reasons, the cost of providing such services could become higher than expected, ultimately increasing our cost to subscribers and resulting in decisions to purchase services from our competitors, which would adversely affect our revenues, profitability and cash flow from operations.
Current economic and market conditions, our recent financial performance, our high debt levels, and our debt ratings could negatively impact our access to the capital markets resulting in less growth than planned or failure to satisfy financial covenants under our existing debt agreements.
We expect to incur additional debt in the future for a variety of reasons, such as refinancing our maturing debt, financing our network modernization plan or other working capital needs, including equipment net subsidies, future investments or acquisitions. Our ability to obtain additional financing will depend on, among other factors, current economic and market conditions, our financial performance, our high debt levels, and our debt ratings. Some of these factors are beyond our control, and we may not be able to obtain additional financing on terms acceptable to us or at all. Failure to obtain suitable financing when needed could, among other things, result in our inability to continue to expand our businesses and meet competitive challenges, including implementation of our network modernization plan on our current timeline.
Instability in the global financial markets may result in periodic volatility in the credit, equity and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us or at all.
We have incurred substantial amounts of indebtedness to finance operations and other general corporate purposes. Our consolidated principal amount of indebtedness was $31.5 billion at December 31, 2013. As a result, we are highly leveraged and will continue to be highly leveraged. Accordingly, our debt service requirements are significant in relation to our revenues and cash flow. This leverage exposes us to risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively, particularly with respect to competitors that are less leveraged.
The debt ratings for our outstanding notes are currently below the "investment grade" category, which results in higher borrowing costs than investment grade debt as well as reduced marketability of our debt. Our debt ratings could be further downgraded for various reasons, including if we incur significant additional indebtedness or if we do not generate sufficient cash from our operations, which would likely increase our future borrowing costs and could adversely affect our ability to obtain additional capital.
An unsecured revolving bank credit facility and an unsecured loan agreement with Export Development Canada (EDC Agreement) requires us to maintain a certain covenant leverage ratio. If we do not continue to satisfy this required ratio or receive waivers from our lenders, we will be in default under the revolving bank credit facility and the EDC Agreement, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated. In addition to the covenants in the revolving bank credit facility, the EDC Agreement and our secured equipment credit facility, certain indentures governing notes issued by our subsidiaries limit, among other things, our ability to incur additional debt, pay dividends, create liens and sell, transfer, lease or dispose of assets. Such restrictions could adversely affect their ability to access the capital markets or engage in certain transactions.
The trading price of our common stock has been and may continue to be volatile and may not reflect our actual operations and performance.
Market and industry factors may adversely impact the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and may adversely impact our ability to issue equity. The trading price of our common stock has been, and may continue to be, subject to fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

•
quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts' expectations or prior company estimates, including announcements of subscriber counts, rates of churn, and operating margins that would result in downward pressure on our stock price;

•	the cost and availability or perceived availability of additional capital and market perceptions relating to our access to capital;

•
announcements by us or our competitors, or market speculation, of acquisitions, spectrum acquisitions, new products, technologies, significant contracts, commercial relationships or capital commitments;

•	market and pricing risks due to concentrated ownership of stock;

•	the performance of SoftBank and SoftBank’s ordinary shares or speculation about the possibility of future actions SoftBank may take in connection with us;

•	disruption to our operations or those of other companies critical to our network operations;

•	our ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis, including implementation of our network modernization;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales or hedging of, and other derivative transactions, in our common stock;

•	any significant change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.

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
We provide wholesale services under long-term contracts to cable television operators, which enable these operators to provide consumer and business digital telephone services. These contracts may not be renewed as they expire. Increased competition and the significant increase in capacity resulting from new technologies and networks may drive already low prices down further. AT&T and Verizon Communications continue to be our two largest competitors in the domestic long distance communications market. We and other long distance carriers depend heavily on local access facilities obtained from incumbent local exchange carriers (ILECs) to serve our long distance subscribers, and payments to ILECs for these facilities are a significant cost of service for our Wireline segment. The long distance operations of AT&T and Verizon Communications have cost and operational advantages with respect to these access facilities because those carriers serve significant geographic areas, including many large urban areas, as the ILECs.
In addition, our Wireless segment could be adversely affected by changes in rates and access fees that result from consolidation of our roaming partners and access providers, which could adversely affect our revenues and profitability.
The blurring of the traditional dividing lines among long distance, local, wireless, video and Internet services contributes to increased competition.
The traditional dividing lines among long distance, local, wireless, video and Internet services are increasingly becoming blurred. In addition, the dividing lines between voice and data services are also becoming blurred. Through mergers, joint ventures and various service expansion strategies, major providers are striving to provide integrated services in many of the markets we serve. This trend is also reflected in changes in the regulatory environment that have encouraged competition and the offering of integrated services. We expect competition to continue to intensify as a result of the entrance of new competitors or the expansion of services offered by existing competitors, and the rapid development of new technologies, products and services. We cannot predict which of many possible future technologies, products, or services will be important to maintain our competitive position or what expenditures we will be required to make in order to develop and provide these technologies, products or services. To the extent we do not keep pace with technological advances or fail to timely respond to changes in the competitive environment affecting our industry, we could lose market share or experience a decline in revenue, cash flows and net income. As a result of the financial strength and benefits of scale enjoyed by some of our competitors, they may be able to offer services at lower prices than we can, thereby adversely affecting our revenues, growth and profitability.
If we are unable to improve our results of operations, we face the possibility of charges for impairments of long-lived assets.
We review our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. If we continue to have operational challenges, including obtaining and retaining subscribers, our future cash flows may not be sufficient to recover the carrying value of our long-lived assets, and we could record asset impairments that are material to our results of operations and financial condition. If we continue to have challenges retaining subscribers and as we modernize our network, management may conclude, in future periods, that certain equipment assets will never be either deployed or redeployed, in which case cash and/or non-cash charges that could be material to our consolidated financial statements would be recognized.

We have entered into agreements with unrelated parties for certain business operations. Any difficulties experienced by us in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.
We have entered into agreements with unrelated parties for the day-to-day execution of services, provisioning, maintenance, and modernization of our wireless and wireline networks, the development and maintenance of certain systems necessary for the operation of our business, and for network equipment, handsets, devices, and other equipment. We expect our dependence on key suppliers to continue as more advanced technologies are developed.
We also have agreements with unrelated parties to provide customer service and related support to our wireless subscribers and outsourced aspects of our wireline network and back office functions. In addition, we have lease and sublease agreements with unrelated parties for space on communications towers. As a result, we must rely on unrelated parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. If these unrelated parties were unable to perform to our requirements, we may not be able to pursue alternatives strategies which could adversely affect our business. Even if we are able to pursue alternative strategies, we could experience delays, interruptions, additional expenses and loss of subscribers.
The products and services utilized by us and our suppliers and service providers may infringe on intellectual property rights owned by others.
Some of our products and services use intellectual property that we own. We also purchase products from suppliers, including device suppliers, and outsource services to service providers, including billing and customer care functions, that incorporate or utilize intellectual property. We and some of our suppliers and service providers have received, and may receive in the future, assertions and claims from third parties that the products or software utilized by us or our suppliers and service providers infringe on the patents or other intellectual property rights of these third parties. These claims could require us or an infringing supplier or service provider to cease certain activities or to cease selling the relevant products and services. These claims can be time-consuming and costly to defend, and divert management resources. If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services or stop using certain trademarks, which could adversely affect our results of operations.
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
Depending on their outcome, the FCC's proceedings regarding regulation of special access rates could affect the rates paid by our Wireless and Wireline segments for special access services in the future. Similarly, depending on their outcome, the FCC's proceedings on the regulatory classification of VoIP services and a pending appeal of the FCC's 2011 order reforming universal service for high cost area and intercarrier compensation could affect the intercarrier compensation rates and the level of Universal Service Fund (USF) contributions paid by us.
Various states are considering regulations over terms and conditions of service, including certain billing practices and consumer-related issues that may not be pre-empted by federal law. If imposed, these regulations could make it more difficult and expensive to implement national sales and marketing programs and could increase the costs of our wireless operations.

Degradation in network performance caused by compliance with government regulation, such as "net neutrality," loss of spectrum or additional rules associated with the use of spectrum in any market could result in an inability to attract new subscribers or higher subscriber churn in that market, which could adversely affect our revenues and results of operations. Furthermore, additional costs or fees imposed by governmental regulation could adversely affect our revenues, future growth and results of operations.
Changes to the federal Lifeline Assistance Program could negatively impact the growth of the Assurance Wireless™ and wholesale subscriber base and the profitability of the Assurance Wireless and wholesale business overall.
Virgin Mobile USA, L.P., our wholly-owned subsidiary, offers service to low-income subscribers eligible for the federal Lifeline Assistance program under the brand Assurance Wireless. Assurance Wireless provides a monthly discount to eligible subscribers in the form of free blocks of minutes and text messages. Moreover, some of our wholesale customers also offer service to subscribers eligible for the federal Lifeline Assistance program. This discount is subsidized by the Low-Income Program of the federal USF and administered by the Universal Service Administrative Company. In 2012, the FCC adopted reforms to the Low Income program to increase program effectiveness and efficiencies. More stringent eligibility and certification requirements have made it more difficult for Lifeline service providers to sign up and retain Lifeline subscribers. Some regulators and legislators have questioned the structure of the current program, and the FCC is continuing to review and implement measures to improve the program, including enforcement action involving alleged rule violations, and roll-out of the National Lifeline Accountability Database. Changes in the Lifeline program as a result of the ongoing FCC proceeding or new legislation, or potential enforcement action, could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall.
If our business partners and subscribers fail to meet their contractual obligations, it could negatively affect our results of operations.
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
We make extensive use of online services and centralized data processing, including through third-party service providers. The secure maintenance and transmission of customer information is an important element of our operations. Our information technology and other systems that maintain and transmit customer information, including location or personal information, or those of service providers, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider. Cyber attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber attack in the future. As a result, our subscribers’ information may be lost, disclosed, accessed, used, corrupted, destroyed or taken without the subscribers’ consent.
In addition, we and third-party service providers process and maintain our proprietary business information and data related to our business-to-business customers or suppliers. Our information technology and other systems that maintain and transmit this information, or those of service providers, may also be compromised by a malicious third-party penetration of our network security or that of a third-party service provider, or impacted by intentional or inadvertent actions or inactions by our employees or those of a third-party service provider. We also purchase equipment from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such networks or equipment. As a result, our business information, or subscriber or supplier data may be lost, disclosed, accessed, used, corrupted, destroyed or taken without consent.
Any major compromise of our data or network security, failure to prevent or mitigate the loss of our services or customer information and delays in detecting any such compromise or loss could disrupt our operations, impact our reputation and subscribers' willingness to purchase our service and subject us to additional costs and liabilities, including litigation, which could be material.
Any acquisitions, strategic investments or mergers may subject us to significant risks, any of which may harm our business.
As part of our long term strategy, we regularly evaluate potential acquisitions, strategic investments and mergers and actively engage in discussions with potential counterparties. Over time, we may acquire, make investments in, or merge with companies that complement or expand our business. Some of these potential transactions could be significant relative to the size of our business and operations. Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	possible material weaknesses in internal control over financial reporting;

•	increased expenses including legal, administrative and compensation expenses related to newly hired employees;

•
increased costs to integrate the networks, spectrum, technology, personnel, subscriber base and business practices of the company involved in the acquisition, strategic investment or merger with our business;

•	potential exposure to material liabilities not discovered in the due diligence process or as a result of any litigation arising in connection with such transactions;

•	potential adverse effects on our reported operating results due to possible write-downs of goodwill and other intangible assets associated with acquisitions;

•	significant transaction expenses in connection with any such transaction, whether consummated or not;

•	risks related to our ability to obtain any required regulatory approvals necessary to consummate any such transaction;

•
acquisition financing may not be available on reasonable terms or at all and any such financing could significantly increase our outstanding indebtedness or otherwise affect our capital structure or credit ratings; and

•	any acquired or merged business, technology, service or product may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our transaction.
Certain of these risks may also apply to the recently consummated Clearwire Acquisition. For any or all of these reasons, our pursuit of an acquisition, investment or merger may cause our actual results to differ materially from those anticipated.
Our business could be negatively impacted by threats and other disruptions.
Major equipment failures, natural disasters, including severe weather, terrorist acts or breaches of network or information technology security that affect our wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites or other equipment or third-party owned local and long-distance networks on which we rely, could have a material adverse effect on our operations.
These events could disrupt our operations, require significant resources, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition.

We may be required to recognize an impairment of our goodwill or indefinite-lived intangible assets, which could have a material adverse effect on our financial position and results of operations.
As a result of the SoftBank Merger and the remeasurement of assets acquired and liabilities assumed in connection with the transaction, Sprint recognized goodwill at its estimate of fair value of approximately $6.4 billion, which has been entirely allocated to the wireless segment. Since goodwill is reflected at its estimate of fair value, there is no excess fair value over book value as of the date of the close of the SoftBank Merger. Additionally, we recorded $41.7 billion of indefinite-lived intangible assets as of the close of the Merger. We are required to perform goodwill impairment tests for goodwill and indefinite-lived intangible assets at least annually and whenever events or circumstances indicate that the carrying value exceed fair value. If any circumstances were to occur, such as a decline in stock price, a reduction in consumer demand, or for any other reason we were to experience a significant decrease in sales or an increase in costs, which had a negative impact on our estimated cash flows associated with our Wireless segment, our analysis of goodwill and indefinite-lived intangible assets may conclude that the carrying value exceeds the estimated fair value of the assets. If this were to occur, we would be required to recognize an impairment which could adversely affect our financial position and results of operations.
Controlled Company Risks
As long as SoftBank controls us, other holders of our common stock will have limited ability to influence matters requiring stockholder approval and SoftBank’s interest may conflict with ours and other stockholders.
SoftBank beneficially owns approximately 80% of the outstanding common stock of Sprint. As a result, until such time as SoftBank and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, SoftBank generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws.
In addition, pursuant to our bylaws, we are subject to certain requirements and limitations regarding the composition of our board of directors. Many of those requirements and limitations expire on or prior to July 10, 2016. Thereafter, for so long as SoftBank and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholder meeting, SoftBank will be able to freely nominate and elect all the members of our board of directors, subject only to a requirement that a certain number of directors qualify as "Independent Directors," as such term is defined in the NYSE listing rules, and applicable laws. The directors elected by SoftBank will have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs and the declaration of dividends.
The interests of SoftBank may not coincide with the interests of our other stockholders or with holders of our indebtedness. SoftBank’s ability, subject to the limitations in our certificate of incorporation and bylaws, to control all matters submitted to our stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our stockholders or holders of our indebtedness do not view as beneficial. As a result, the market price of our common stock or terms upon which we issue indebtedness could be adversely affected. In addition, the existence of a controlling stockholder of Sprint may have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from seeking to acquire, the Company. A third-party would be required to negotiate any such transaction with SoftBank, and the interests of SoftBank with respect to such transaction may be different from the interests of our other stockholders or with holders of our indebtedness. In addition, the performance of SoftBank and SoftBank’s ordinary shares or speculation about the possibility of future actions SoftBank may take in connection with us may adversely affect our share price or the trading price of our debt securities.
Subject to limitations in our certificate of incorporation that limit SoftBank’s ability to engage in certain competing businesses in the U.S. or take advantage of certain corporate opportunities, SoftBank is not restricted from competing with us or otherwise taking for itself or its other affiliates certain corporate opportunities that may be attractive to the Company.

SoftBank’s ability to eventually control our board of directors may make it difficult for us to recruit independent directors.
For so long as SoftBank and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholders’ meeting, SoftBank will be able to elect all of the members of our board of directors commencing three years following the effective time of the SoftBank Merger. Further, the interests of SoftBank and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our board of directors may decline.
Any inability to resolve favorably any disputes that may arise between the Company and SoftBank may adversely affect our business.
Disputes may arise between SoftBank and the Company in a number of areas, including:

•	business combinations involving the Company;

•	sales or dispositions by SoftBank of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services SoftBank may agree to provide to the Company;

•	arrangements with third parties that are exclusionary to SoftBank or the Company; and

•	business opportunities that may be attractive to both SoftBank and the Company.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
The agreements between the Company and SoftBank may be amended upon agreement between the parties. While the Company is controlled by SoftBank, it may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those that we would negotiate with an unaffiliated third-party.
We are a "controlled company" within the meaning of the NYSE rules and, as a result, rely on exemptions from certain corporate governance requirements that provide protection to stockholders of companies that are not "controlled companies."
SoftBank owns more than 50% of the total voting power of our common shares and, accordingly, we have elected to be treated as a "controlled company" under the NYSE corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

•	that a majority of our board of directors consists of independent directors;

•	that we have a corporate governance and nominating committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that an annual performance evaluation of the nominating and governance committee and compensation committee be performed.
As a result of our use of the "controlled company" exemptions, holders of our common stock and debt securities, may not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Regulatory authorities have imposed measures to protect national security and classified projects as well as other conditions that could have an adverse effect on Sprint.
As a precondition to Committee of Foreign Investment in the United States (CFIUS) approval of the SoftBank Merger, CFIUS required that SoftBank and Sprint enter into a National Security Agreement (NSA), under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect our operating results due to increasing the cost of compliance with security measures, and limiting our control over certain U.S. facilities, contracts, personnel, vendor selection and operations. If we fail to comply with our obligations under the NSA, our ability to operate our business may be adversely affected.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Overland Park, Kansas and consist of about 3,853,000 square feet. Our gross property, plant and equipment at December 31, 2013 totaled $18.0 billion, as follows:

2013
(in billions)
Wireless	$15.5
Wireline	1.2
Corporate and other	1.3
Total	$18.0
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
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and Sprint Communications has opposed that motion. Sprint Communications believes the complaint is without merit and intends to continue to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications, Inc. has received a complaint purporting to assert claims on behalf of Sprint Communications, Inc. stockholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There were initially five cases consolidated in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 29, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012.There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino); those cases are stayed pending the resolution of the state cases. Plaintiffs in the state cases have indicated that they do not intend to challenge the transaction as completed. The Company intends to defend these cases vigorously, and we do not expect the resolution of these matters to have a material effect on our financial position or results of operations.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. There were initially five suits filed in Chancery Court in Delaware: Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; Litwin, et al. v. Sprint Nextel Corp., et al., , filed January 2, 2013; and ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., filed April 26, 2013. All suits except the ACP Master, LTD suit have been voluntarily dismissed by the plaintiffs. The plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. There were three cases filed in state court in King County, Washington, and those cases have been dismissed with prejudice. Sprint Communications, Inc. intends to defend the ACP Master, LTD cases vigorously, and, because these cases are still in the preliminary stages, we have not yet determined what effect the lawsuits will have, if any, on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended December 31, 2013, there were no material developments in the status of these legal proceedings.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Share Data
Our common stock is traded under the stock symbol "S" on the New York Stock Exchange (NYSE). From January 1, 2012 through July 10, 2013, the stock that traded was the Series 1 common stock of Sprint Communications, Inc., which was formerly known as Sprint Nextel Corporation. On July 10, 2013, the SoftBank Merger closed, and after that date, the stock that trades on the NYSE is the common stock of Sprint Corporation. We currently have no non-voting common stock outstanding. The high, low and end of period common stock prices, as reported on the NYSE composite, were as follows:

	2013 Market Price			2012 Market Price
	High	Low	End of Period	High	Low	End of Period
Common stock
First quarter	$6.22	$5.52	$6.21	$3.03	$2.10	$2.85
Second quarter	7.50	6.12	7.02	3.33	2.30	3.26
Third quarter	7.26	5.61	6.22	5.76	3.15	5.52
Fourth quarter	11.47	5.92	10.75	6.04	4.79	5.67
Number of Stockholders of Record
As of February 17, 2014, we had approximately 30,000 common stock record holders.
Dividends
We did not declare any dividends on our common stock in 2013 or 2012. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications (formerly known as Sprint Nextel Corporation) for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the year ended December 31, 2013, which includes the activity and accounts of Sprint Communications, inclusive of the consolidation of Clearwire beginning on July 11, 2013. The accounts and operating activity for the Successor periods from October 5, 2012 (date of inception) to December 31, 2012 and from January 1, 2013 to July 10, 2013 consist solely of the activity of Starburst II prior to the close of the SoftBank Merger, which primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest income related to the $3.1 billion Bond issued to Starburst II by Sprint Nextel Corporation. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions on our trends and combined information relating to 2013.
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the SoftBank Merger and acquisitions of Clearwire and certain assets of U.S. Cellular in 2013 and the acquisitions of Virgin Mobile USA, Inc. (Virgin Mobile) and third-party affiliates in 2009. All acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions on our trends and combined information relating to 2013.

	Successor		Predecessor
	Years Ended December 31,		191 Days ended July 10,	Years Ended December 31,
	2013	2012	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$16,891	$—	$18,602	$35,345	$33,679	$32,563	$32,260
Depreciation	2,026	—	3,098	6,240	4,455	5,074	5,827
Amortization	908	—	147	303	403	1,174	1,589
Operating (loss) income	(970)	(33)	(885)	(1,820)	108	(595)	(1,398)
Net loss	(1,860)	(27)	(1,158)	(4,326)	(2,890)	(3,465)	(2,436)
Loss per Share and Dividends(1)
Basic and diluted loss per common share	$(0.54)		$(0.38)	$(1.44)	$(0.96)	$(1.16)	$(0.84)
Financial Position
Total assets	$86,095	$3,115	N/A	$51,570	$49,383	$51,654	$55,424
Property, plant and equipment, net	16,164	—	N/A	13,607	14,009	15,214	18,280
Intangible assets, net	56,272	—	N/A	22,371	22,428	22,704	23,462
Total debt, capital lease and financing obligations (including equity unit notes)	33,011	—	N/A	24,341	20,274	20,191	21,061
Stockholders' equity	25,584	3,110	N/A	7,087	11,427	14,546	18,095
Cash Flow Data
Net cash (used in) provided by operating activities	$(61)	$—	$2,671	$2,999	$3,691	$4,815	$4,891
Capital expenditures	3,847	—	3,140	4,261	3,130	1,935	1,603
_______________

(1)	We did not declare any dividends on our common shares in any of the periods reported.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Business Strategies and Key Priorities
Sprint is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries. The communications industry has and will continue to compete on the basis of the network quality, types of services and devices offered, and price. We are currently undergoing a significant multi-year program to upgrade our existing wireless communication network, including the decommissioning of our Nextel platform, which was successfully shut-down on June 30, 2013 (see "Overview - Network Modernization"). To support our business strategy and expected capital requirements, we entered into a $3.0 billion unsecured revolving bank credit facility and raised debt financing of approximately $9.0 billion in 2013. Additionally, we raised equity funding of approximately $5.0 billion in 2013, including the conversion of the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II, Inc. (Starburst II), a wholly-owned subsidiary of SoftBank, in 2012 and an additional $1.9 billion equity contribution provided by SoftBank in connection with the SoftBank Merger defined below (see "Significant Transactions"). In 2012, we raised debt financing of approximately $8.9 billion in addition to entering into a $1.0 billion secured equipment credit facility, which was fully drawn as of December 31, 2013 (see "Liquidity and Capital Resources").
Wireless segment earnings represented over 90% of our total consolidated segment earnings as of December 31, 2013. Within the Wireless segment, postpaid wireless service revenue represents the most significant contributors to earnings and are driven not only by the number of postpaid subscribers to our services, but also the average revenue per user (ARPU).
The following table shows the trend of our end of period postpaid subscribers by platform for the past five years.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Sprint platform	30,149	30,245	28,729	27,446	26,712
Nextel platform	—	1,632	4,285	5,666	7,255
Transactions	688	—	—	—	—
Total end of period postpaid subscribers	30,837	31,877	33,014	33,112	33,967
On June 30, 2013, we completed the successful shut-down of the Nextel platform. Despite the overall reduction in postpaid subscribers, primarily as a result of our action to shut-down the Nextel platform, we experienced growth in net operating revenue during the twelve month periods ended 2013 and 2012 as compared to 2011, primarily as a result of the continued adoption of smartphones and the premium data add-on charge. Prospectively, we expect to continue to focus on profitable growth through service provided on an enhanced wireless network while continuing to achieve our key priorities.
Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around continuing to achieve the following three key priorities:

•	Improve the customer experience;

•	Strengthen our brands; and

•	Generate operating cash flow.
To simplify and improve the customer experience, we continue to offer Ready NowSM, which educates our subscribers on how to use their mobile devices before they leave the store. For our business customers, we aim to increase their productivity by providing differentiated services that utilize the advantages of combining wireline IP networks with wireless technology. This differentiation enables us to retain and acquire both wireline, wireless and combined wireline-wireless subscribers on our networks. We have also continued to focus on further improving customer care. We implemented initiatives that are designed to improve call center processes and procedures, and standardized our performance measures through various metrics, including customer satisfaction ratings with respect to customer care, first call resolution, and calls per subscriber.
We continue to strengthen our brand through offering a broad selection of some of the most desired and iconic devices, while focusing on continued enhancements to our network and our upgrade to LTE. We distinguish the Sprint brand from other wireless providers through our offerings of unlimited talk, text and data - guaranteed for life and the recently launched Sprint FramilySM plan that allows subscribers to forgo traditional subsidized devices in exchange for lower monthly service fees, early upgrade options, or both.
In addition to our brand and customer-oriented goals, we continue to focus on generating increased operating cash flow through competitive rate plans for postpaid and prepaid subscribers, multi-branded strategies, and effectively managing our cost structure. Certain strategic decisions, such as our network modernization plan and the availability of the iPhone®, which on average carries a higher equipment net subsidy, have resulted in a reduction in cash flows from operations. We also expect that the Framily plan will require a greater use of operating cash flows as compared to our traditional subsidized plans because the subscriber is financing the device over 24 months. However, we believe these actions will generate long-term benefits, including growth in valuable postpaid subscribers, a reduction in variable cost of service per unit and long-term accretion to cash flows from operations. See "Liquidity and Capital Resources" for more information.
Significant Transactions
On May 17, 2013, Sprint Communications closed its transaction with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and subscribers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint Communications agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets, the majority of which is expected to be paid by the end of 2016. These costs are expected to be approximately $160 million on a net present value basis, but in no event will Sprint Communications' reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas.
On July 9, 2013, Sprint Communications completed the acquisition of the remaining equity interests in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together "Clearwire") that it did not previously own (Clearwire Acquisition) in an all cash transaction for approximately $3.5 billion, net of cash acquired of $198 million, which provides us with control of 2.5 gigahertz (GHz) spectrum and tower resources for use in conjunction with our network modernization plan. The consideration paid was preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration paid was based on management's judgment after evaluating several factors, including a preliminary valuation assessment.
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). Pursuant to the Bond Agreement Sprint Communications, Inc. issued a convertible bond (Bond) to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the SoftBank Merger, Starburst II became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc.
As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint Corporation. The SoftBank Merger consideration totaled approximately $22.2 billion, consisting primarily of cash consideration of $14.1 billion, net of cash acquired of $2.5 billion, and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. The preliminary allocation of consideration paid was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The close of the transaction provided additional equity funding of $5.0 billion, consisting of $3.1 billion received by Sprint Communications, Inc. in October 2012 related to the Bond, which automatically converted to equity immediately prior to the closing of the SoftBank Merger, and $1.9 billion cash consideration at closing of the SoftBank Merger.
In connection with the close of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger.
Network Modernization
We are in the process of modernizing our network to allow the consolidation and optimization of our 800 megahertz (MHz), 1.9 GHz and 2.5 GHz spectrum into our base stations. Prior to the closing of the Clearwire Acquisition, this initiative to modernize our network (Network Vision) encompassed all of our approximately 38,000 CDMA cell sites. The Network Vision project, which commenced in late 2011, includes the deployment of enhanced 3G and 4G LTE technology using our 1.9 GHz spectrum and the deployment of voice technology on our 800 MHz spectrum on the majority of those 38,000 sites. We expect to be substantially complete with Network Vision by the middle of 2014. In addition to Network Vision, we recently commenced deployment of 4G LTE technology on our 800 MHz spectrum and we will continue to expand 4G LTE on our 2.5 GHz spectrum, which we expect will further enhance the quality of our network. We are also modifying our existing backhaul architecture to enable increased capacity to our network at a lower cost by utilizing Ethernet as opposed to our existing time division multiplexing (TDM) technology. We expect to incur termination costs associated with our TDM contractual commitments with third-party vendors ranging between approximately $175 million to $225 million, the majority of which we expect to record through the first quarter of 2016.
Some of our subscribers are experiencing network service disruptions during the construction phase of Network Vision, which has contributed to the elevated postpaid churn rates in the third and fourth quarters of 2013 (refer to the churn results table within "Results of Operations"). Based on our experience in several large markets that have reached near completion of Network Vision construction, we have observed that churn elevates during the construction phase and then gradually improves to pre-construction levels over a period of several months following the achievement of substantial completion in the market. Our expectation is that our voice and 3G modernization effort, which we believe is a major driver of the recently elevated churn rates, will be substantially complete by mid-2014. Based on the observed performance trends for the several larger markets that are now complete, we expect churn results will continue to be negatively impacted by our Network Vision project, with gradual improvement beginning in the latter part of 2014.
As of the date of the Clearwire Acquisition, Clearwire had deployed WiMAX technology on approximately 17,000 cell towers and was in the process of deploying 4G LTE technology using the 2.5GHz spectrum on approximately 5,000 of these sites, which has now been completed. We plan to expand the 2.5 GHz 4G LTE deployment to approximately 5,000 more legacy Clearwire sites. In addition, we plan to cease using WiMAX technology by the end of 2015. We have also evaluated our consolidated cell tower portfolio, including the 17,000 cell towers obtained in the Clearwire Acquisition, and identified approximately 6,000 redundant sites that we expect to decommission and terminate the underlying leases. We expect lease exit costs recorded in future periods associated with these sites to range between approximately $50 million to $100 million on a net present value basis. The timing of lease exit charges will be dependent upon the date we cease utilizing these sites without future economic benefit.
We expect the majority of the efforts to roll out 4G LTE on our 800 MHz and 2.5 GHz spectrum bands to be completed by the end of 2015. In October 2013, we announced Sprint SparkSM , which is an enhanced LTE network capability that analyzes our three spectrum bands of LTE and connects a device to the most optimal band available in the area. We expect the deployment period for this technology to correspond with the roll out of 4G LTE on our 800 MHz and 2.5 GHz spectrum bands. The cost to complete these initiatives to modernize our network will be significant. We expect capital expenditures of approximately $8 billion in 2014.
Ultimately, we expect these initiatives to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites as well as improvements to the quality of service to subscribers. Our expectation of financial savings is affected by multiple variables, including our expectation of the timeliness of modernization across our existing network footprint, which is managed by Sprint but is partly dependent upon three primary original equipment manufacturers (OEMs), each of which has responsibility for a geographical territory across the U.S.
The Network Vision project and the related shut-down of the Nextel platform has resulted in incremental charges, beginning in 2012, including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. The Nextel platform was successfully shut-down on June 30, 2013, and the remaining infrastructure is expected to be completely decommissioned by the end of 2016.
Installment Billing Programs
During 2013, wireless carriers introduced new plans that allow subscribers to forgo traditional device subsidies in exchange for lower monthly service fees, early upgrade options, or both. In the later part of 2013, the Big 4 carriers each launched early upgrade programs that include the device installment payment model. The objective of these plans is to attract subscribers away from device subsidies in exchange for greater upgrade flexibility and data usage options. On January 10, 2014, Sprint replaced its recently launched Sprint One UpSM Plan, a device installment payment plan, with the Framily plan and introduced Sprint Easy Pay for installment billing.
Under the Framily plan and Sprint Easy Pay installment billing program, we expect to recognize most of the future expected installment payments for the device on an upfront basis. This accounting treatment allows Sprint to better align the equipment revenue with the cost of the device, and minimizes the amount of subsidy recognized in our operating results. Additionally, Sprint is offering lower monthly service fees without a contract as an incentive to attract subscribers to the Framily plan. With the roll-out of the Sprint Framily plan and the Sprint Easy Pay installment billing program, we do expect declines in Sprint platform postpaid ARPU to continue throughout 2014, but also expect reduced subsidy expenses to more than offset these declines. Therefore, the combination of these two items is an expected net positive contribution to earnings before interest, taxes, depreciation and amortization (EBITDA). During 2013, the impact of installment billing plans on our consolidated financial statements was not material. For 2014, we expect the Framily plan and Sprint Easy Pay to be accretive to earnings as compared to our traditional plans, with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that the Framily plan and Sprint Easy Pay will require a greater use of operating cash flows in the earlier part of the installment contract, if the subscriber pays less upfront than traditional plans, because the subscriber is financing the device over 24 months.

RESULTS OF OPERATIONS
As discussed above, both the Clearwire Acquisition and the SoftBank Merger were completed in July 2013. As a result of these transactions, the assets and liabilities of Sprint Communications and Clearwire were preliminarily adjusted to estimated fair value on the respective closing dates. The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the year ended December 31, 2013, which includes the activity and accounts of Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively for the 174-day period following completion of the SoftBank Merger (Post-merger period), beginning on July 11, 2013. The accounts and operating activity for the Successor periods from October 5, 2012 (date of inception) to December 31, 2012 and from January 1, 2013 to July 10, 2013 consist solely of the activity of Starburst II prior to the close of the SoftBank Merger. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger.
As a result of the SoftBank Merger, and in order to present Management's Discussion and Analysis in a way that offers investors a more meaningful period to period comparison, in addition to presenting and discussing our historical results of operations as reported in our consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP), we have combined the 2013 Predecessor financial information with the 2013 Successor financial information, on an unaudited combined basis. The unaudited combined data consists of Predecessor information for the 191-day period ended July 10, 2013 and Successor information for the year ended December 31, 2013. The combined information for the year ended

December 31, 2013 does not comply with U.S. GAAP and is not intended to represent what our consolidated results of operations would have been if the Successor had actually been formed on January 1, 2013 and acquired the Predecessor as of such date, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the SoftBank Merger actually occurred on January 1, 2013.
The following discussion covers results for the Successor year ended December 31, 2013 and the Predecessor years ended December 31, 2012 and 2011. Results for the unaudited combined year ended December 31, 2013 versus the Predecessor year ended December 31, 2012 are also discussed, to the extent necessary, to provide an analysis of results on comparable periods although the basis of presentation may not be comparable due to the application of the acquisition method of accounting. Additionally, in certain sections we discuss the activity of the Predecessor 191-day period ended July 10, 2013 to the extent it provides useful information for the activity during that period. The results for the Successor 87-day period ended December 31, 2012 were considered insignificant and are not comparable to the Successor year ended December 31, 2013 as the Successor entity was established on October 5, 2012 for the sole purpose of completing the SoftBank Merger. Results for this 87-day period primarily reflected merger expenses that were incurred (recognized in selling, general and administrative expense) and interest income related to the $3.1 billion Bond issued in connection with the SoftBank Merger. We have provided information regarding certain of the elements of the acquisition method of accounting affecting the 2013 Successor period results to enable further comparability.
Acquisition Method of Accounting Effects to the Successor Period Ending December 31, 2013
The allocation of the consideration transferred to assets acquired and liabilities assumed were based on preliminary estimated fair values as of the date of the SoftBank Merger, as described further in the Notes to the Consolidated Financial Statements. As a result, the following are reflected in our results of operations for the Successor period ended December 31, 2013 as compared to the Predecessor periods ended December 31, 2012 and 2011:

•
Reduced postpaid wireless revenue and wireless cost of service of approximately $59 million each as a result of preliminary purchase accounting adjustments to deferred revenue and deferred costs, respectively;

•	Reduced prepaid wireless revenue of approximately $96 million as a result of preliminary purchase accounting adjustments to eliminate deferred revenue;

•
Increased rent expense of $55 million, which is included in cost of service, primarily attributable to the write-off of deferred rents associated with our operating leases, offset by the amortization of our net unfavorable leases recorded in purchase accounting;

•	Increased cost of products sold of approximately $31 million as a result of preliminary purchase price account adjustments to accessory inventory;

•	Reduced depreciation expense of approximately $400 million as a result of preliminary purchase accounting adjustments reflecting a net decrease to property, plant and equipment;

•	Incremental amortization expense of approximately $772 million, which is primarily attributable to the recognition of customer relationships of approximately $6.9 billion; and

•
The purchase accounting adjustment to unrecognized net periodic pension and other post-retirement benefits resulting in a decrease in pension expense of approximately $46 million which was primarily reflected in selling, general and administrative expense.

Predecessor 191-Day Period Ended July 10, 2013
Significant changes in the underlying trends affecting the Company's consolidated results of operations and net loss for the 191 days ended July 10, 2013 were as follows:

•
We recorded a gain on previously-held Clearwire equity interests of approximately $2.9 billion for the difference between the estimated fair value of the equity interests owned prior to the acquisition ($5.00 per share offer price less an estimated control premium of approximately $0.60) and the carrying value of approximately $325 million for those previously-held equity interests; and

•
Increased income tax expense was primarily attributable to taxable temporary differences as a result of the $2.9 billion gain on the previously-held equity interests in Clearwire, which was principally attributable to the increase in the fair value of Federal Communications Commission (FCC) licenses held by Clearwire and from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes.

Consolidated Results of Operations
The following table provides the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013 and 87 days ended December 31, 2012, the Predecessor 191-day period ended July 10, 2013, and the Predecessor years ended December 31, 2012 and 2011. The Predecessor information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. The Successor period includes the operating activity of Sprint Corporation for the years ended December 31, 2013 and 2012 as well as Sprint Communications, inclusive of Clearwire, prospectively from the date of the SoftBank Merger on July 10, 2013 through December 31, 2013.

	Combined	Successor		Predecessor
	Year Ended December 31,	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2013	2012	2013	2012	2011
	(in millions)
Wireless segment earnings	$4,948	$2,178	$—	$2,770	$4,147	$4,267
Wireline segment earnings	494	222	—	272	649	800
Corporate, other and eliminations	(33)	(34)	(33)	1	7	5
Consolidated segment earnings (loss)	5,409	2,366	(33)	3,043	4,803	5,072
Depreciation	(5,124)	(2,026)	—	(3,098)	(6,240)	(4,455)
Amortization	(1,055)	(908)	—	(147)	(303)	(403)
Other, net	(1,085)	(402)	—	(683)	(80)	(106)
Operating (loss) income	(1,855)	(970)	(33)	(885)	(1,820)	108
Interest expense	(2,053)	(918)	—	(1,135)	(1,428)	(1,011)
Equity in losses of unconsolidated investments, net	(482)	—	—	(482)	(1,114)	(1,730)
Gain on previously-held equity interests	2,926	—	—	2,926	—	—
Other income (expense), net	92	73	10	19	190	(3)
Income tax expense	(1,646)	(45)	(4)	(1,601)	(154)	(254)
Net loss	$(3,018)	$(1,860)	$(27)	$(1,158)	$(4,326)	$(2,890)
Depreciation Expense
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Depreciation expense decreased $4.2 billion, or 68%, for the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 primarily due to comparing results for the shortened Post-merger period to a period consisting of a full calendar year. In addition, the decrease in depreciation expense was driven by accelerated depreciation expense recognized in 2012 from our network modernization described below, with no such accelerated depreciation in the Successor year ended December 31, 2013 and asset revaluations as a result of the SoftBank Merger. These decreases were partially offset by increased depreciation expense on assets acquired as a result of the Clearwire Acquisition and asset additions primarily related to network initiatives.
Depreciation expense increased $1.8 billion, or 40%, in 2012 compared to 2011. Our network modernization resulted in incremental charges during the period of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations. In 2012, the incremental effect of accelerated depreciation due to our network initiatives was approximately $2.1 billion, of which the majority related to the shut-down of the Nextel platform. The increase related to accelerated depreciation was slightly offset by a net decrease in depreciation as a result of assets that became fully depreciated or were retired.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, the decrease in depreciation expense for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 was partially offset by increased depreciation expense primarily due to network asset additions in the Predecessor 191-day period. The incremental effect of accelerated depreciation expense totaled approximately $800 million for the 191 days ended July 10, 2013, which was primarily related to the shut-down of the Nextel platform on June 30, 2013.
Amortization Expense
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Amortization expense increased $605 million, or 200%, for the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012, primarily due to the recognition of definite-lived intangible assets related to customer relationships of approximately $6.9 billion as a result of the SoftBank Merger. Customer relationship intangible assets are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Amortization expense declined $100 million, or 25%, in 2012 compared to 2011 primarily due to the absence of amortization for customer relationship intangible assets related to the 2006 acquisition of Nextel Partners, Inc. and the 2009 acquisition of Virgin Mobile USA, Inc., which became fully amortized in the second quarter 2011.
Other, net
The following table provides additional information of items included in "Other, net" for the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, and the Predecessor years ended December 31, 2012 and 2011.

	Combined	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2013	2013	2012	2011
	(in millions)
Severance, exit costs and asset impairments	$(961)	$(309)	$(652)	$(298)	$(106)
Spectrum hosting contract termination	—	—	—	236	—
Gains from asset dispositions and exchanges	—	—	—	29	—
Other	(124)	(93)	(31)	(47)	—
Total	$(1,085)	$(402)	$(683)	$(80)	$(106)
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
"Other, net" represented an expense of $402 million for the Successor year ended December 31, 2013 and an expense of $80 million and $106 million in the Predecessor years ended December 31, 2012 and 2011, respectively. Severance, exit costs, and asset impairments of $309 million for the Successor year ended December 31, 2013 included $219 million of severance primarily associated with reductions in force and $56 million of lease exit costs primarily associated with the decommissioning of the Nextel platform. In addition, we recognized $53 million of payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit, and of which $19 million was recognized as "Cost of services and products." Severance, exit costs, and asset impairments in 2012 included lease exit costs of $196 million associated with taking certain Nextel platform sites off-air in the second and third quarter 2012 and asset impairments, consisting of $18 million of assets associated with a decision to utilize fiber backhaul rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared. In addition, we had asset impairments of $18 million in 2012 primarily related to assets that are no longer necessary for management's strategic plans and were primarily related to network asset equipment. Severance, exit costs, and asset impairments in 2011 included $28 million of severance and exit costs associated with actions taken in the fourth quarter 2011 and $78 million of asset impairments primarily related to assets that are no longer necessary for management's strategic plans and were primarily related to network asset equipment.
Gains from asset dispositions and exchanges in 2012 were primarily related to spectrum exchange transactions. The spectrum hosting contract termination in 2012 was due to the recognition of $236 million of the total $310 million paid by LightSquared in 2011 as operating income in "Other, net" due to the termination of our spectrum hosting arrangement with LiqhtSquared.
The $93 million reflected in "Other" for the Successor year ended December 31, 2013 included $100 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire and are classified within selling, general and administrative expense in our consolidated statement of comprehensive income (loss). This is partially offset by $7 million of reimbursements related to 2012 hurricane-related charges recorded as a contra expense in cost of services in our consolidated statement of comprehensive income (loss). The amount reflected in "Other" for 2012 consisted of $45 million of hurricane-related costs and $19 million of expenses associated with business combinations partially offset by $17 million in benefits resulting from favorable developments relating to access cost disputes with certain exchange carriers.
Predecessor Period of 191 Days Ended July 10, 2013
Exit costs in the Predecessor 191-day period ended July 10, 2013 included lease exit costs of $478 million primarily associated with taking certain Nextel platform sites off-air by June 30, 2013 and $151 million related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Of the $151 million of future payments, $35 million was recognized as "Cost of services and products" and $116 million (solely attributable to Wireless) was recognized in "Severance, exit costs and asset impairments." We also recognized $58 million of severance related to reductions in force in the Predecessor 191-day period ended July 10, 2013. "Other" for the Predecessor 191-day period ended July 10, 2013 included $53 million of business combination fees paid to unrelated parties as described above, partially offset by a favorable ruling by the Texas Supreme Court in connection with the taxation of E911 services, which resulted in a non-cash benefit of $22 million.
Interest Expense
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Interest expense decreased $510 million, or 36%, for the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012. The decrease was primarily due to comparing a shortened Post-merger period to a Predecessor period representing a full calendar year. This decrease was partially offset by interest expense increases as a result of the debt assumed in the Clearwire Acquisition and new debt issuances in September and December 2013. See "Liquidity and Capital Resources" for more information on the Company's financing activities.
Taking into account the Clearwire and SoftBank transactions, the Company's consolidated debt balance was approximately $33.0 billion as of December 31, 2013. The effective interest rate, which includes capitalized interest, for the Combined year ended December 31, 2013 was 7.7% based on a weighted average long-term debt balance of $27.5 billion. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balances of $22.0 billion and $19.1 billion was 7.8% and 7.4% for the Predecessor years ended 2012 and 2011, respectively. See "Liquidity and Capital Resources" for more information on the Company's financing activities.
Interest expense increased $417 million, or 41%, in 2012 as compared to 2011, primarily due to increased weighted average long-term debt balances as a result of 2011 and 2012 debt issuances, partially offset by 2011 and 2012 debt repayments, in addition to increased effective interest rates combined with reductions in the amount of interest capitalized primarily related to spectrum licenses.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, the interest expense increase for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 was partially due to reductions in the amount of interest capitalized related to spectrum licenses.

Equity in Losses of Unconsolidated Investments, net
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
As a result of the Clearwire Acquisition on July 9, 2013 and the resulting consolidation of Clearwire results of operations into the accounts of the Company, the Successor period results of operations do not reflect any equity in losses of unconsolidated investments. The equity in losses of unconsolidated investments, net in the Predecessor periods primarily consists of our proportionate share of losses from our equity method investment in Clearwire. Sprint's equity in losses from Clearwire for the years ended December 31, 2012 and 2011 included $204 million and $135 million, respectively, in pre-tax impairment reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value. Equity in losses from Clearwire in 2012 and 2011 also included charges of approximately $41 million and $361 million, respectively, which were associated with Clearwire's write-off of certain network and other assets that no longer met its strategic plans. In addition, the year ended December 31, 2011 also included a dilution loss of approximately $27 million primarily associated with the reduction of our non-controlling economic interest related to Clearwire's equity issuance.
Other income (expense), net
The following table provides additional information on items included in "Other income (expense), net" for the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013 and 87 days ended December 31, 2012, the Predecessor 191-day period ended July 10, 2013, and the Predecessor years ended December 31, 2012 and 2011.

	Combined	Successor		Predecessor
	Year Ended December 31,	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2013	2012	2013	2012	2011
	(in millions)
Interest income	$69	$36	$10	$33	$65	$36
Gain (loss) on early retirement of debt	44	56	—	(12)	81	(33)
Other, net	(21)	(19)	—	(2)	44	(6)
Total	$92	$73	$10	$19	$190	$(3)
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
"Other income (expense), net" represented income of $73 million and $10 million for the Successor year ended December 31, 2013 and 87 days ended December 31, 2012, as compared to income of $190 million and expense of $3 million in the Predecessor years ended December 31, 2012 and 2011, respectively. Other, net in the Successor year ended December 31, 2013 primarily consisted of $159 million of income related to the recognition of the remaining unaccreted convertible bond discount. In addition, the Successor year ended December 31, 2013 included a $175 million loss related to the embedded derivative associated with the convertible bond. Gain on early retirement of debt in the Successor year ended December 31, 2013 was a result of early retirement of the Clearwire Communications LLC and Clearwire Finance, Inc. 12% secured notes due 2015 and 12% secured notes due 2017 and in the Predecessor year ended December 31, 2012 was attributable to the early redemption of Nextel Communications, Inc. debt. Loss on early retirement of debt in 2011 was due to the redemption of all outstanding Sprint Capital Corporation 8.375% senior notes.
Income Tax Expense
The Successor period income tax expense for the year ended December 31, 2013 of $45 million represented a consolidated effective tax rate of approximately 3%. The Predecessor period income tax expense for the years ended December 31, 2012 and 2011 of $154 million and $254 million, respectively, represented a consolidated effective tax rate of approximately 4% and 10%, respectively. The income tax expense for the Successor and Predecessor periods presented was primarily attributable to taxable temporary differences from amortization of FCC licenses and included a $708 million, $1.8 billion, and $1.2 billion net increase to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods. The expense for the 191 days ended July 10, 2013 of approximately $1.6 billion was primarily attributable to the recognition of tax expense on the $2.9 billion gain on previously-held equity interests in Clearwire in addition to the Predecessor period items noted above. The income tax expense for 2012 also included a

$69 million tax benefit resulting from the resolution of various federal and state income tax uncertainties. The income tax expense for 2011 also includes a $59 million expense resulting from changes in corporate state income tax laws. We do not expect to record significant tax benefits on future net operating losses until circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

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
As shown by the table above under "Results of Operations," Wireless segment earnings represented approximately 90% of our total consolidated segment earnings (loss) for the Successor 2013 period. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first-time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as ARPU. Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform offerings as well as increased equipment net subsidy from smartphones. Most recently, our decision to shut-down the Nextel platform accelerated the loss of subscribers on that platform; however, we focused our efforts on recapturing these subscribers on our Sprint platform, resulting in the recapture of approximately 2.6 million Nextel platform postpaid subscribers beginning with the first quarter 2011 through June 30, 2013, which was when the Nextel platform was shut-down. In addition, we have taken initiatives to strengthen the Sprint brand, continue to increase market awareness of the improvements that have been achieved in the customer experience, and provide a competitive portfolio of devices and service plans for subscriber selection.
In late 2013, we introduced new service plans, which include device payment through installment billing, that allow subscribers to forgo traditional device subsidies in exchange for lower monthly service fees, early upgrade options, or both. If the adoption rates of these plans increase as we expect throughout our base of subscribers, we expect to see a decline in ARPU in 2014 due to lower service pricing associated with our Framily plan as compared to our traditional plans. However, we expect reduced subsidy expense associated with our Framily plan to more than offset these declines. We also expect the number of tablet and connected device subscribers as a percentage of the total postpaid subscriber base to increase in 2014, which would have a dilutive effect on ARPU.

The following table provides an overview of the results of operations of our Wireless segment for the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, and the Predecessor years ended December 31, 2012 and 2011.

	Combined	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
Wireless Segment Earnings	2013	2013	2013	2012	2011
	(in millions)
Sprint platform	$23,225	$10,983	$12,242	$22,264	$20,052
Nextel platform	217	—	217	1,455	2,582
Total postpaid	23,442	10,983	12,459	23,719	22,634
Sprint platform	4,867	2,265	2,602	4,380	3,325
Nextel platform	50	—	50	525	1,170
Total prepaid	4,917	2,265	2,652	4,905	4,495
Other(1)	359	331	28	—	—
Retail service revenue	28,718	13,579	15,139	28,624	27,129
Wholesale, affiliate and other	545	266	279	483	261
Total service revenue	29,263	13,845	15,418	29,107	27,390
Cost of services (exclusive of depreciation and amortization)	(9,045)	(4,342)	(4,703)	(9,017)	(8,907)
Service gross margin	20,218	9,503	10,715	20,090	18,483
Service gross margin percentage	69%	69%	69%	69%	67%
Equipment revenue	3,504	1,797	1,707	3,248	2,911
Cost of products	(9,475)	(4,603)	(4,872)	(9,905)	(8,057)
Equipment net subsidy	(5,971)	(2,806)	(3,165)	(6,657)	(5,146)
Equipment net subsidy percentage	(170)%	(156)%	(185)%	(205)%	(177)%
Selling, general and administrative expense	(9,299)	(4,519)	(4,780)	(9,286)	(9,070)
Wireless segment earnings	$4,948	$2,178	$2,770	$4,147	$4,267
___________________

(1)	Represents service revenue related to the acquisition of certain assets of U.S. Cellular in the 2nd quarter 2013 and the acquisition of Clearwire in the 3rd quarter 2013.
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
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Retail service revenue decreased $15.0 billion, or 53%, for the year ended December 31, 2013, as compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. In addition, there was a decline of 1.6% in average retail subscribers in the 2013 Successor period as compared to the 2012 Predecessor period primarily resulting from the shut-down of the Nextel platform on June 30, 2013. This decrease was partially offset by a higher average revenue per retail subscriber in 2013 as compared to 2012 primarily due to the $10 premium data add-on charge for smartphones, combined with increased postpaid and prepaid revenues resulting from acquisitions in 2013.
Retail service revenue increased $1.5 billion, or 6%, in 2012 as compared to 2011, which primarily reflects an increase in Sprint platform postpaid service revenue related to the $10 premium data add-on charge required for smartphones and continued popularity of unlimited and bundled plans, combined with increases in roaming and other fees. The increase was also driven by continued subscriber growth from our Assurance Wireless brand as well as a growing number of subscribers on our remaining prepaid brands who are choosing higher rate plans as a result of the increased availability of smartphones.
Wholesale, affiliate and other revenues decreased $217 million, or 45%, for the year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. The decrease was partially offset by an increase in revenues resulting from acquisitions in 2013, combined with growth in our MVNO's reselling postpaid services and connected devices. Approximately 43% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Wholesale, affiliate and other revenues increased $222 million, or 85%, for 2012 as compared to 2011 primarily as a result of growth in our MVNO's reselling prepaid services. Specifically, growth in subscribers on the Lifeline program offered through our MVNO's reselling prepaid services, which is similar to our Assurance Wireless offering, contributed to revenue growth. Approximately 33% of our wholesale and affiliate subscribers in 2012 represented a growing number of connected devices.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, retail service revenue for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 increased $94 million primarily from the consolidation of Clearwire and subscriber growth mainly in our Virgin prepaid brand as prepaid subscribers are choosing higher rate plans as a result of the increased availability of smartphones. In addition, Sprint platform postpaid service revenue increased due to our $10 premium data add-on charge required for all smartphones combined with a reduction in the number of subscribers eligible for certain plan discounts due to policy changes and fewer customer care credits.
In addition to the explanations above, wholesale, affiliate and other revenue for the combined year ended December 31, 2013 as compared to the same Predecessor year ended December 31, 2012 increased due to slight growth in the reselling of prepaid services by MVNO's and affiliates.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers for the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, and the Predecessor years ended December 31, 2012 and 2011. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2011 may be found in the tables on the following pages.

	Combined	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2013	2013	2012	2011
	(subscribers in thousands)
Average postpaid subscribers	31,124	30,957	31,296	32,462	32,935
Average prepaid subscribers	15,901	16,040	15,793	15,291	13,672
Average retail subscribers	47,025	46,997	47,089	47,753	46,607

The table below summarizes ARPU for the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, and the Predecessor years ended December 31, 2012 and 2011. Additional information about ARPU for each quarter since the first quarter 2011 may be found in the tables on the following pages.

	Combined	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2013	2013	2012	2011
ARPU(1):
Postpaid	$63.29	$63.46	$63.10	$60.84	$57.27
Prepaid	$26.62	$26.64	$26.57	$26.72	$27.40
Average retail	$50.89	$50.89	$50.85	$49.92	$48.51
_______________________

(1)
ARPU is calculated by dividing service revenue by the sum of the monthly average number of subscribers in the applicable service category. Changes in average monthly service revenue reflect subscribers for either the postpaid or prepaid service category who change rate plans, the level of voice and data usage, the amount of service credits which are offered to subscribers, plus the net effect of average monthly revenue generated by new subscribers and deactivating subscribers. Combined ARPU for 2013 aggregates service revenue from the Predecessor191-day period ended July 10, 2013 and the Successor year ended December 31, 2013 divided by the sum of the monthly average subscribers during the year ended December 31, 2013.

Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Postpaid ARPU for the year ended December 31, 2013 as compared to the Predecessor period in 2012 increased primarily due to higher monthly recurring revenues, including the $10 premium data add-on charges for all smartphones and device protection fees, combined with other fee increases and a reduction in the number of subscribers eligible for certain plan discounts due to policy changes and fewer customer care credits. The increase in postpaid ARPU was partially offset by lower variable usage-based revenues due to the popularity of unlimited plan options, combined with a lower revenue per subscriber carried by subscribers acquired in the Clearwire and U.S. Cellular acquisitions and growth in sales of tablets, which also carry a lower revenue per subscriber. We expect Sprint platform postpaid ARPU to decline during 2014 as a result of the launch of the Framily plan which was launched in January 2014 and Sprint Easy Pay, however, we also expect reduced equipment net subsidy expense to offset these declines. Prepaid ARPU for the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 declined primarily as a result of the impact of purchase price accounting to eliminate deferred revenues, partially offset by the impact of a higher revenue per subscriber carried by subscribers acquired in the Clearwire Acquisition.
Postpaid ARPU for 2012 increased as compared to 2011 primarily due to increased revenues from the $10 premium data add-on charges for all smartphones and increases in roaming and other fees. Prepaid ARPU declined for 2012 compared to 2011 primarily as a result of net additions of our Assurance Wireless brand whose subscribers carry a lower ARPU, partially offset by an increase in ARPU for the remaining prepaid brands as subscribers are choosing higher priced plans to take advantage of international offerings and the increased availability of smartphones. Average retail ARPU increased for 2012 compared to 2011 primarily as a result of the increased postpaid ARPU which was partially offset by an increased weighting of average prepaid subscribers to average retail subscribers which carry a lower ARPU.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, prepaid ARPU for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 declined primarily as a result of a decrease in ARPU for our Assurance Wireless brand due to a lower number of active Assurance subscribers as a percentage of the average number of Assurance subscribers, primarily as a result of the recertification process. This decrease was partially offset by an increase in ARPU for primarily the Virgin prepaid brands as subscribers are choosing higher priced plans due to the increased availability of smartphones. ARPU as it relates to our Assurance Wireless brand was also impacted as a result of the recertification process because those subscribers no longer had a revenue impact after December 31, 2012, but continued to be included in the prepaid subscriber based until deactivation in the second quarter 2013.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the first quarter 2011.

	March 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	253	226	265	539	263	442	410	401	12	194	(360)	58
Prepaid	1,406	1,149	839	899	870	451	459	525	568	(486)	84	322
Wholesale and affiliates(2)	389	519	835	954	785	388	14	(243)	(224)	(228)	181	302
Total Sprint platform	2,048	1,894	1,939	2,392	1,918	1,281	883	683	356	(520)	(95)	682
Nextel platform:
Postpaid	(367)	(327)	(309)	(378)	(455)	(688)	(866)	(644)	(572)	(1,060)	—	—
Prepaid	(560)	(475)	(354)	(392)	(381)	(310)	(440)	(376)	(199)	(255)	—	—
Total Nextel platform	(927)	(802)	(663)	(770)	(836)	(998)	(1,306)	(1,020)	(771)	(1,315)	—	—
Transactions(2):
Postpaid	—	—	—	—	—	—	—	—	—	(179)	(175)	(127)
Prepaid	—	—	—	—	—	—	—	—	—	(20)	(56)	(103)
Wholesale	—	—	—	—	—	—	—	—	—	—	13	25
Total Transactions	—	—	—	—	—	—	—	—	—	(199)	(218)	(205)

Total retail postpaid	(114)	(101)	(44)	161	(192)	(246)	(456)	(243)	(560)	(1,045)	(535)	(69)
Total retail prepaid	846	674	485	507	489	141	19	149	369	(761)	28	219
Total wholesale and affiliate	389	519	835	954	785	388	14	(243)	(224)	(228)	194	327
Total Wireless	1,121	1,092	1,276	1,622	1,082	283	(423)	(337)	(415)	(2,034)	(313)	477

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(3)	27,699	27,925	28,190	28,729	28,992	29,434	29,844	30,245	30,257	30,451	30,091	30,149
Prepaid	9,941	11,090	11,929	12,828	13,698	14,149	14,608	15,133	15,701	15,215	15,299	15,621
Wholesale and affiliates(2)(3)(4)	4,910	5,429	6,264	7,218	8,003	8,391	8,405	8,162	7,938	7,710	7,862	8,164
Total Sprint platform	42,550	44,444	46,383	48,775	50,693	51,974	52,857	53,540	53,896	53,376	53,252	53,934
Nextel platform:
Postpaid	5,299	4,972	4,663	4,285	3,830	3,142	2,276	1,632	1,060	—	—	—
Prepaid	3,182	2,707	2,353	1,961	1,580	1,270	830	454	255	—	—	—
Total Nextel platform	8,481	7,679	7,016	6,246	5,410	4,412	3,106	2,086	1,315	—	—	—
Transactions(2):
Postpaid	—	—	—	—	—	—	—	—	—	173	815	688
Prepaid	—	—	—	—	—	—	—	—	—	39	704	601
Wholesale	—	—	—	—	—	—	—	—	—	—	106	131
Total Transactions	—	—	—	—	—	—	—	—	—	212	1,625	1,420

Total retail postpaid(3)	32,998	32,897	32,853	33,014	32,822	32,576	32,120	31,877	31,317	30,624	30,906	30,837
Total retail prepaid	13,123	13,797	14,282	14,789	15,278	15,419	15,438	15,587	15,956	15,254	16,003	16,222
Total wholesale and affiliates(3)(4)	4,910	5,429	6,264	7,218	8,003	8,391	8,405	8,162	7,938	7,710	7,968	8,295
Total Wireless	51,031	52,123	53,399	55,021	56,103	56,386	55,963	55,626	55,211	53,588	54,877	55,354

Supplemental data - connected devices
End of period subscribers (in thousands)(3)
Retail postpaid	715	727	762	783	791	809	817	813	824	798	834	922
Wholesale and affiliates	1,883	1,920	1,956	2,077	2,217	2,361	2,542	2,670	2,803	3,057	3,298	3,578
Total	2,598	2,647	2,718	2,860	3,008	3,170	3,359	3,483	3,627	3,855	4,132	4,500
_______________________

(1)
A subscriber is defined as an individual line of service associated with each device activated by a customer. Subscribers that transfer from their original service category classification to another platform, or another service line within the same platform, are reflected as a net loss to the original service category and a net addition to their new service category. There is no net effect for such subscriber changes to the total wireless net additions (losses) or end of period subscribers.

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

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,218,000 subscribers at December 31, 2013 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended December 31, 2013.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.
The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn and (b) our recapture of Nextel platform subscribers that deactivated but remained as subscribers on the Sprint platform as of the end of each quarterly period beginning with the first quarter 2011.

	March 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.78%	1.72%	1.91%	1.99%	2.00%	1.69%	1.88%	1.98%	1.84%	1.83%	1.99%	2.07%
Prepaid	3.41%	3.25%	3.43%	3.07%	2.92%	3.16%	2.93%	3.02%	3.05%	5.22%	3.57%	3.01%
Nextel platform:
Postpaid	1.95%	1.92%	1.91%	1.89%	2.09%	2.56%	4.38%	5.27%	7.57%	33.90%	—	—
Prepaid	6.94%	7.29%	7.02%	7.18%	8.73%	7.18%	9.39%	9.79%	12.46%	32.13%	—	—
Transactions(2):
Postpaid	—	—	—	—	—	—	—	—	—	26.64%	6.38%	5.48%
Prepaid	—	—	—	—	—	—	—	—	—	16.72%	8.84%	8.18%

Total retail postpaid	1.81%	1.75%	1.91%	1.98%	2.01%	1.79%	2.09%	2.18%	2.09%	2.63%	2.09%	2.15%
Total retail prepaid	4.36%	4.14%	4.07%	3.68%	3.61%	3.53%	3.37%	3.30%	3.26%	5.51%	3.78%	3.22%

Nextel platform subscriber recaptures
Rate(3):
Postpaid	27%	27%	27%	39%	46%	60%	59%	51%	46%	34%	—	—
Prepaid	27%	21%	21%	25%	23%	32%	34%	50%	34%	39%	—	—
Subscribers(4):
Postpaid	124	113	103	168	228	431	516	333	264	364	—	—
Prepaid	260	171	141	152	137	143	152	188	67	101	—	—
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

(3)
Represents the recapture rate defined as the Nextel platform postpaid or prepaid subscribers, as applicable, that switched from the Nextel platform but activated service on the Sprint platform during each period over the total Nextel platform subscriber deactivations in the period for postpaid and prepaid, respectively.

(4)
Represents the Nextel platform postpaid and prepaid subscribers, as applicable, that switched from the Nextel platform during each period but remained with the Company as subscribers on the Sprint platform. Subscribers that deactivated service on the Nextel platform and activated service on the Sprint platform are included in the Sprint platform net additions for the applicable period.

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the first quarter 2011.

	Predecessor											Successor	Combined (2)	Successor
	March 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	10 Days Ended July 10, 2013	Sept 30, 2013	Sept 30, 2013	Dec 31, 2013
ARPU
Sprint platform:
Postpaid	$58.52	$59.07	$60.20	$61.22	$62.55	$63.38	$63.21	$63.04	$63.67	$64.20	$64.71	$64.24	$64.28	$64.11
Prepaid	$25.76	$25.53	$25.35	$25.16	$25.64	$25.49	$26.19	$26.30	$25.95	$26.96	$26.99	$25.14	$25.33	$26.78
Nextel platform:
Postpaid	$44.35	$43.68	$42.78	$41.91	$40.94	$40.25	$38.65	$37.27	$35.43	$36.66	$—	$—	$—	$—
Prepaid	$35.46	$34.63	$35.62	$34.91	$35.68	$37.20	$34.73	$35.59	$31.75	$34.48	$—	$—	$—	$—
Transactions(1):
Postpaid	$—	$—	$—	$—	$—	$—	$—	$—	$—	$59.87	$35.75	$37.44	$40.00	$36.30
Prepaid	$—	$—	$—	$—	$—	$—	$—	$—	$—	$19.17	$12.78	$40.62	$43.20	$40.80

Total retail postpaid	$56.17	$56.67	$57.65	$58.59	$59.88	$60.88	$61.18	$61.47	$62.47	$63.59	$64.55	$63.48	$63.69	$63.44
Total retail prepaid	$28.39	$27.53	$27.19	$26.62	$26.82	$26.59	$26.77	$26.69	$26.08	$27.02	$26.96	$25.86	$26.04	$27.34
_______________________

(1)	Subscriber ARPU related to the acquisition of assets from U.S. Cellular and the Clearwire acquisition.

(2)
Combined ARPU for the quarterly period ending September 30, 2013 aggregates service revenue from the Predecessor 10-day period ended July 10, 2013 and the Successor three-month period ended September 30, 2013 divided by the sum of the monthly average subscribers during the three months ended September 30, 2013.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During 2013, net postpaid subscriber losses were 96,000 as compared to net additions of 1.5 million and 1.3 million in 2012 and 2011, respectively. The change to net losses in 2013 from net additions in 2012 and 2011 was primarily related to the absence of Nextel platform recaptures in the second half of 2013 as the shutdown of that network was completed on June 30, 2013. Nextel platform and U. S. Cellular recaptures in 2013 totaled 734,000. In addition, we had approximately 564,000 net additions of tablet devices and approximately 190,000 net additions of connected devices in 2013, which were all offset by net losses of approximately 1,584,000 on the Sprint platform. Substantially all Sprint platform net additions in 2012 and approximately 508,000 in 2011 represented postpaid subscribers that deactivated service on the Nextel platform. In addition, churn increased when comparing 2013 to 2012 and postpaid gross subscriber additions declined when comparing 2013 to 2012. We expect churn results will continue to be negatively impacted by Network Vision, with gradual improvement beginning in the latter part of 2014. In addition, some wireless carriers have recently undertaken various aggressive marketing efforts to incent subscribers to switch carriers. As a result, these efforts could have a negative impact on churn which would have a negative effect on EBITDA.
Retail Prepaid — During 2013, we added 488,000 net prepaid subscribers as compared to adding 2.3 million and 4.3 million in 2012 and 2011, respectively. Our decline in net additions in 2013 compared to 2012 was primarily due to Assurance Wireless and new recertification regulations as discussed in more detail below combined with continued competitive pressures in 2012 resulting in promotional offerings that drove increased net additions. Also contributing to the decline in net additions in 2013 was the absence of Nextel platform recaptures in the second half of 2013 as the shutdown of that network was completed. Approximately 168,000 prepaid subscriber additions deactivated service on the Nextel platform in 2013 as compared to 620,000 in 2012 and 724,000 in 2011. Our decrease in net prepaid additions in 2012 as compared to 2011 was primarily due to a decline in gross subscriber additions on Assurance Wireless due to lower response rates and a lower subscriber application approval rate resulting from complexities associated with new federal regulations as well as an increase in churn primarily related to FCC mandated efforts to remove duplicate Lifeline accounts between carriers.
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
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 8.2 million Sprint Platform subscribers included in wholesale and affiliates, approximately 44% represent connected devices. Wholesale and affiliate subscriber net additions were 31,000 during 2013 as compared to 944,000 and 2.7 million in 2012 and 2011, respectively, inclusive of net additions of connected devices totaling 908,000, 593,000, and 217,000 during 2013, 2012 and 2011, respectively. Our decline in net additions in 2013 as compared to 2012, as well as 2012 compared to 2011, was primarily due to targeted efforts in 2013 and 2012 to reduce inactive subscriber accounts by our wholesale MVNO customers as well as net losses attributable to new Lifeline program recertification regulations as discussed in Retail Prepaid above, partially offset by increases in connected devices and growth in wholesale postpaid resellers.
Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the remainder of the year ended December 31, 2013, we had net postpaid subscriber losses of 481,000, net prepaid subscriber losses of 179,000 and net wholesale subscriber additions of 38,000, of which approximately 106,000 and 8,000 postpaid and prepaid subscribers, respectively, were recaptured on the Sprint platform.
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
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Cost of services decreased $4.7 billion, or 52%, for the Successor year ended December 31, 2013, as compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. In addition, we had reduced network costs such as rent and utilities in 2013 as a result of the shut-down of the Nextel platform in June 2013 combined with a decrease in service and repair costs due to a decline in the volume and frequency of repairs. These decreases were partially offset by additional network costs due to the modernization of our network as well as the net impact of the Clearwire Acquisition.
Cost of services increased $110 million, or 1%, in 2012 compared to 2011, reflecting an increase in rent expense primarily due to the cell site leases renegotiated in 2011 in connection with our network modernization and the shutdown of the Nextel platform and higher backhaul costs primarily due to increased capacity. These increases were partially offset by a decrease in payments to third-party vendors for use of their proprietary data applications and premium services as a result of more favorable rates provided by contract renegotiations and a decline in long distance network costs as a result of lower market rates. In addition, service and repair costs decreased due to a decline in the volume and frequency of repairs, which was slightly offset by an increase in the cost per unit of devices utilized for service and repair due to the growth in smartphone popularity.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, cost of services for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 decreased as a result of a reduction in payments to third-party vendors for use of their proprietary data applications and premium services as a result of more favorable contract rates. These decreases were partially offset by higher backhaul costs primarily due to increased capacity.

Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our marketing plans assume that devices typically will be sold at prices below cost, which is consistent with industry practice. We offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract.
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
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Equipment revenue decreased $1.5 billion, or 45%, and cost of products declined $5.3 billion, or 54%, for the Successor year ended December 31, 2013, as compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. In addition, the decrease in both equipment revenue and cost of products was due to fewer postpaid handsets sold, which was partially offset by higher average sales prices per postpaid and prepaid device sold as well as increases in prepaid handsets sold.
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
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Equipment revenues for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 increased primarily due to higher average sales prices per postpaid and prepaid device sold as well as increases in prepaid volumes, partially offset by fewer postpaid handsets sold. Cost of products decreased primarily from fewer postpaid handsets sold although at a higher average cost per handset, partially offset by an increase in average cost per prepaid handset due to increased sales of more expensive 4G and LTE devices combined with fewer sales of low cost Assurance wireless handsets.
Selling, General and Administrative Expense
Sales and marketing costs primarily consist of subscriber acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payments made to OEMs for direct source equipment, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, strategic planning, and technology and product development.
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Sales and marketing expense was $2.6 billion for the Successor year ended December 31, 2013 representing a decrease of $2.6 billion, or 50%, as compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. In addition, we had a reduction in commissions expense resulting from our decrease in postpaid subscriber gross additions, which was was partially offset by increased costs resulting from the Clearwire Acquisition and higher media spend.
Sales and marketing expense was $5.3 billion, an increase of $165 million, or 3%, in 2012 from 2011 primarily due to increased reimbursements for point-of-sale discounts for iPhones of $238 million, which are directly sourced by distributors from Apple and accounted for as sales expense, partially offset by a reduction in commissions expense resulting from a shift in channel mix combined with our decrease in subscriber gross additions. Point-of-sale discounts are included in the determination of equipment net subsidy when we purchase and resell devices.
General and administrative costs were $1.9 billion for the Successor year ended December 31, 2013 representing a decrease of $2.1 billion, or 53%, as compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year, partially offset by additional IT and overhead costs as a result of the Clearwire Acquisition. Bad debt expense was $260 million, a decrease of $281 million in the Successor period 2013 from the Predecessor year ended December 31, 2012, and $541 million, a decrease of $11 million in 2012 from 2011. The decrease is primarily related to comparing a shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers. On the Sprint platform, the mix of prime postpaid subscribers to total postpaid subscribers was 82%, 81% and 80% as of December 31, 2013, 2012 and 2011, respectively.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the increases in the explanations above, the increase in sales and marketing expense for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 was also due to increased commissions expense resulting from growth in prepaid sales.
In addition to the explanations above, general and administrative costs decreased for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 also as a result of lower customer care costs primarily due to lower call volumes and fewer calls per subscriber. In addition, the decrease in bad debt expense reflects a decrease in accounts written off, lower average write-off per account, and a decline in involuntary churn.

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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to our cable MSOs have become large enough in scale that they have decided to in-source these services and, as a result, we expect this business to continue to decline over time. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
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
The following table provides an overview of the results of operations of our Wireline segment for the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, and the Predecessor years ended December 31, 2012 and 2011.

	Combined	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
Wireline Segment Earnings	2013	2013	2013	2012	2011
	(in millions)
Voice	$1,490	$719	$771	$1,627	$1,915
Data	326	138	188	398	460
Internet	1,660	747	913	1,781	1,878
Other	61	32	29	75	73
Total net service revenue	3,537	1,636	1,901	3,881	4,326
Cost of services and products	(2,637)	(1,235)	(1,402)	(2,781)	(3,005)
Service gross margin	900	401	499	1,100	1,321
Service gross margin percentage	25%	25%	26%	28%	31%
Selling, general and administrative expense	(406)	(179)	(227)	(451)	(521)
Wireline segment earnings	$494	$222	$272	$649	$800
Wireline Revenue
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Voice Revenues
Voice revenues decreased $908 million, or 56%, for the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Voice revenues decreased $288 million, or 15%, in 2012 as compared to 2011 primarily driven by overall price declines of which $174 million was related to the decline in prices for the sale of services to our Wireless segment as well as volume declines due to customer churn. Voice revenues generated from the sale of services to our Wireless segment represented 33% of total voice revenues for the year ended December 31, 2013 as compared to 32% and 34% for the years ended 2012 and 2011, respectively.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line, and managed network services bundled with non-IP-based data access. Data revenues decreased $260 million, or 65%, for the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Data revenues decreased $62 million, or 13%, in 2012 as compared to 2011 as a result of customer churn driven by the focus to no longer provide frame relay and asynchronous transfer mode (ATM) services, which was phased out early in 2013. Data revenues generated from the provision of services to the Wireless segment represented 50% of total data revenue for the year ended December 31, 2013 as compared to 44% and 35% for the years ended 2012 and 2011, respectively.

Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $1.0 billion, or 58%, for the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. IP-based data services decreased $97 million, or 5%, in 2012 as compared to 2011 primarily due to the in-sourcing of digital voice products by certain cable MSOs. Sale of services to our Wireless segment represented 11% of total Internet revenues for both the years ended December 31, 2013 and 2012 and 8% for the year ended December 31, 2011.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $43 million, or 57% in the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Other revenues increased $2 million, or 3%, in 2012 as compared to 2011.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Voice Revenues
In addition to the explanations above, voice revenues for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 decreased as a result of overall volume and price declines, of which $53 million was related to the decline in prices for the sale of services to our Wireless segment, as well as volume declines due to customer churn.
Data Revenues
In addition to the explanations above, data revenues for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 decreased as a result of customer churn driven by the focus to no longer provide frame relay and ATM services.
Internet Revenue
In addition to the explanations above, Internet revenues for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 decreased primarily due to fewer IP customers.
Costs of Services and Products
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $1.5 billion, or 56%, in the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Costs of services and products decreased $224 million, or 7%, in 2012 from 2011 primarily due to lower access expense as a result of savings initiatives and declining voice, data and Internet volumes. Service gross margin percentage decreased from 31% in 2011 to 28% in 2012 and to 25% in 2013, primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, costs of services and products for the combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 decreased primarily due to lower access expense as a result of declining voice, data and Internet volumes.
Selling, General and Administrative Expense
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
Selling, general and administrative expense decreased $272 million, or 60%, in the Successor year ended December 31, 2013, as compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Selling, general and administrative expense decreased $70 million, or 13%, in 2012 as compared to 2011 primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 11% for the year ended December 31, 2013 and 12% in both the years ended 2012 and 2011.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, selling, general and administrative expense for the combined year ended December 31, 2013 as compared to the Predecessor period in 2012 decreased primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Combined	Successor	Predecessor
	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2013	2013	2012	2011
	(in millions)
Net cash provided by (used in) operating activities	$2,610	$(61)	$2,671	$2,999	$3,691
Net cash used in investing activities	$(24,493)	$(18,108)	$(6,385)	$(6,375)	$(3,443)
Net cash provided by (used in) financing activities	$24,419	$24,528	$(109)	$4,280	$26
Operating Activities
Net cash used in operating activities of approximately $61 million in 2013 for the Successor period decreased $3.1 billion from the same period in 2012 for the Predecessor. The decrease was primarily due to comparing a shortened Post-merger period to a period consisting of a full calendar year and also included $180 million of call redemption premiums paid to retire the Clearwire debt and approximately $225 million of interest payments related to Clearwire debt. Net cash provided by operating activities in 2013, on a combined basis, of approximately $2.6 billion decreased $389 million as compared to the Predecessor in 2012. In addition to the explanations above, the decrease was primarily due to increased vendor and labor-related payments of $475 million and increased cash paid for interest of approximately $213 million primarily as a result of less interest capitalized related to spectrum licenses used for our network modernization. This was partially offset by increased cash received from customers of $699 million.
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
Investing Activities
Net cash used in investing activities for the Successor period increased by approximately $11.7 billion as compared to the related Predecessor period, primarily due to increased cash paid related to the SoftBank Merger of $14.1 billion, net of cash acquired. This increase was partially offset by decreased purchases of short-term investments of approximately $1.5 billion, increased proceeds of approximately $200 million from sales and maturities of short-term investments and a reduction in capital expenditures of approximately $400 million as a result of comparing a shortened Post-merger period to a period consisting of a full calendar year.
Net cash used in investing activities for 2012 increased by $2.9 billion from 2011, primarily due to increases of $2.4 billion in purchases of short-term investments and $1.1 billion in capital expenditures, partially offset by an increase of $533 million in proceeds from sales and maturities of short-term investments. Increases in capital expenditures were primarily related to spend for our network modernization, partially offset by reductions to legacy equipment spend. We also recognized $128 million in the form of a note receivable from Clearwire in 2012 as a result of the additional investment provided in the fourth quarter 2011. In addition, we purchased Clearwire

Corporation Class A Common Stock and Clearwire Communications LLC Class B Interests from Eagle River for $100 million in December 2012.
Financing Activities
Net cash provided by financing activities was $24.5 billion during the Successor period, which included proceeds from the issuance of common stock and warrants of approximately $18.6 billion related to the SoftBank Merger. In addition, the Company issued $9.0 billion in unregistered debt with registration rights consisting of a September 11, 2013 issuance of $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023, and a December 12, 2013 issuance of $2.5 billion aggregate principal amount of 7.125% notes due 2024, each guaranteed by Sprint Communications. We also incurred approximately $147 million of debt issuance costs. These increases, along with net borrowings under our secured equipment credit facility of approximately $444 million, were offset by the retirement of approximately $3.3 billion principal amount of Clearwire debt.
Net cash provided by financing activities was $4.3 billion during 2012. During 2012, the Company issued senior notes, guaranteed notes, and a convertible bond, as well as had drawdowns on the secured equipment credit facility totaling, in the aggregate, approximately $9.2 billion and redeemed the remaining $4.8 billion of Nextel Communications, Inc. senior notes. In addition, we incurred $134 million of debt financing costs in 2012.
Net cash provided by financing activities was $26 million during 2011. During 2011, the Company repaid certain debt obligations, including $1.65 billion of Sprint Capital Corporation 7.625% senior notes, the early redemption of $2.0 billion of Sprint Capital Corporation 8.375% senior notes and repayment of $250 million of the $750 million loan agreement with Export Development Canada (EDC Agreement). The reductions in debt obligations were offset by proceeds from issuances of $1.0 billion of aggregate principal amount of 11.5% senior notes due 2021 and $3.0 billion of aggregate principal amount of 9% guaranteed notes due 2018 in a private placement in November 2011. We also paid $86 million for debt financing costs associated with our November 2011 debt issuances and fourth quarter credit facility amendments.
Working Capital
As of the Successor year ended December 31, 2013, we had working capital of $2.4 billion compared to $4.9 billion as of the Predecessor year ended December 31, 2012. Our working capital as of December 31, 2013 and December 31, 2012 includes accrued capital expenditures for unbilled services totaling approximately $1.4 billion and $900 million, respectively, related to our network modernization. In addition to the increase in accrued capital expenditures, our decline in working capital is also the result of increases of approximately $500 million in accrued severance and exit costs primarily associated with severance actions taken in the fourth quarter 2013 and accrued exit costs related to the shut-down of the Nextel platform and decreases of approximately $700 million in short-term investments. Also contributing to the decline in working capital was an increase in the current portion of long-term debt of approximately $600 million which was primarily due to the Clearwire Communications, LLC and Clearwire Finance, Inc. 8.25% Exchangeable Notes due 2040 becoming exchangeable at any time, at the holder’s option, as a result of the close of the Clearwire Acquisition for a fixed amount of cash. The balance is due to changes in other current assets and liabilities.
Available Liquidity
As of December 31, 2013, our liquidity, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving bank credit facility was $9.6 billion. Our cash, cash equivalents and short-term investments totaled $7.5 billion as of the Successor year ended December 31, 2013 compared to $8.2 billion as of the Predecessor year ended December 31, 2012. As of December 31, 2013, approximately $914 million in letters of credit were outstanding under our $3.0 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order to reconfigure the 800 MHz band (the "Report and Order"). Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the ability of the Company and its subsidiaries to sell all or substantially all of its assets, and limit the ability of the Company and its subsidiaries to incur indebtedness and liens, each as defined by the terms of the indentures and supplemental indentures. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had approximately $2.1 billion of borrowing capacity available under the revolving bank credit facility as of December 31, 2013. Our revolving bank credit facility expires in February 2018.

Strategic Initiatives
Apple Contract
Our commitment with Apple requires us to purchase a minimum number of smartphones. Since our launch of the iPhone, we have sold in excess of 15 million iPhones and continue to project that we will meet our minimum obligation over the contract term.
Network Capital Expenditures
We are currently in the process of modernizing our network and deploying new technology to allow for the consolidation and optimization of our existing 800 MHz and 1.9 GHz spectrum, along with the 2.5 GHz spectrum into our base stations. Our expected timeline, our capital needs to maintain and operate our existing infrastructure, and our integration of the recently acquired Clearwire 2.5 GHz spectrum are expected to require substantial amounts of capital expenditures and increased operating expenditures during the period of integration and deployment.
Long-Term Debt and Scheduled Maturities
The following debt issuances and retirements occurred during 2013:

	Date	Interest rate	Maturity	Amount
				(in millions)
Issuances:
Senior notes	September 2013	7.875%	2023	$4,250
Senior notes	September 2013	7.250%	2021	2,250
Senior notes	December 2013	7.125%	2024	2,500
Secured equipment credit facility(1)	Various	2.030%	2017	704
Total issuances				$9,704

Retirements:
iPCS, Inc. first-lien secured notes	May 2013	Floating rate	2013	$300
Clearwire Communications LLC senior secured notes (2)	September 2013	12.000%	2015	414
Clearwire Communications LLC second-priority secured notes (2)	October 2013	12.000%	2017	175
Clearwire Communications LLC senior secured notes (2)	December 2013	12.000%	2015	2,349
Clearwire Communications LLC second-priority secured notes (2)	December 2013	12.000%	2017	325
Secured equipment credit facility(1)	Various	2.030%	2017	111
Total retirements				$3,674
________

(1)
In May 2012, certain of our subsidiaries entered into a $1.0 billion secured equipment credit facility that expires in March 2017 to finance equipment-related purchases from Ericsson for our network modernization. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by Sprint Communications, Inc. The facility was equally divided into two consecutive tranches of $500 million, which were both fully drawn as of December 31, 2013. Repayments of outstanding amounts under the secured equipment credit facility cannot be re-drawn. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns.

(2)	Notes of Clearwire Communications LLC were also direct obligations of Clearwire Finance, Inc. and were guaranteed by certain Clearwire subsidiaries.

The following graph depicts our future principal maturities of debt as of December 31, 2013:
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, and under which $914 million in letters of credit are outstanding, (ii) vendor financing notes assumed in the Clearwire Acquisition, and (iii) all capital leases and other financing obligations.

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
The terms and conditions of our revolving bank credit facility, which expires in February 2018, require that, at the end of each fiscal quarter, the ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items (adjusted EBITDA each as defined in the applicable agreement), not exceed 6.25 to 1.0 at any quarter end through June 30, 2014. After June 30, 2014, the Leverage Ratio declines on a scheduled basis, as determined by the credit agreement, until the ratio becomes fixed at 4.0 to 1.0 for the fiscal quarter ending December 31, 2016 and each fiscal quarter ending thereafter. The unsecured EDC Agreement and secured equipment credit facility were amended on March 12, 2013 and June 24, 2013, respectively, to provide for terms similar to those of the amended revolving bank credit facility, except that under the terms of the EDC Agreement and secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of December 31, 2013, our Leverage Ratio, as defined by the amended revolving bank credit facility, EDC Agreement, and secured equipment credit facility was 5.9 to 1.0. In addition, since our leverage ratio exceeds 2.5 to 1.0 at quarter end, we were also restricted from paying cash dividends.

In determining our expectation of future funding needs in the next twelve months and beyond, we have considered:

•	projected revenues and expenses relating to our operations;

•
continued availability of a revolving bank credit facility in the amount of $3.0 billion, which expires in February 2018 and was amended in February 2014 to provide for additional capacity of $300 million bringing the total capacity to $3.3 billion;

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

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments; and

•	other future contractual obligations, including our network modernization plan, and general corporate expenditures.
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
We expect to remain in compliance with our covenants through the next twelve months, although there can be no assurance that we will do so. Although we expect to improve our Sprint platform postpaid subscriber results, and execute on our network modernization and integration plans, if we do not meet our expectations, depending on the severity of any difference in actual results versus what we currently anticipate, it is possible that we would not remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
A default under any of our borrowings could trigger defaults under certain of our our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, each as defined by the terms of the indentures.

CURRENT BUSINESS OUTLOOK
The Company expects 2014 consolidated segment earnings to be between $6.5 billion and $6.7 billion and 2014 capital expenditures to be approximately $8 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under "Forward-Looking Statements" and "Part I, Item 1A. Risk Factors" in this report.

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our current estimates as to the amounts and timing of contractual payments as of December 31, 2013. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See "Item 1A. Risk Factors."

Future Contractual Obligations	Total	2014	2015	2016	2017	2018	2019 and thereafter
	(in millions)
Notes, credit facilities and debentures(1)	$50,510	$2,797	$3,056	$4,815	$4,466	$4,873	$30,503
Capital leases and financing obligation(2)	650	134	123	89	78	59	167
Operating leases(3)	16,651	2,250	1,989	1,893	1,819	1,776	6,924
Spectrum leases and service credits(4)	6,855	189	190	196	214	212	5,854
Purchase orders and other commitments(5)	22,164	11,954	5,679	2,360	765	591	815
Total	$96,830	$17,324	$11,037	$9,353	$7,342	$7,511	$44,263
________________

(1)	Includes outstanding principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates in the case of any variable rate debt.

(2)	Represents capital lease payments including interest and financing obligation related to the sale and subsequent leaseback of multiple tower sites.

(3)	Includes future lease payments related to cell and switch sites, real estate, network equipment and office space.

(4)
Includes future spectrum lease payments as well as service credits related to commitments to provide services to certain lessors and reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease.

(5)
Includes service, spectrum, network equipment, devices and other executory contracts, including our contract with Apple. Excludes blanket purchase orders in the amount of $31 million. See below for further discussion.

"Purchase orders and other commitments" include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $31 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $166 million as of December 31, 2013. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.
The table above does not include remaining costs to be paid in connection with the fulfillment of our obligations under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. From the inception of the program through December 31, 2013, we have incurred approximately $3.3 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.7 and $3.8 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

OFF-BALANCE SHEET FINANCING
We do not participate in, or secure, financings for any unconsolidated, special purpose entities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Sprint's more critical accounting policies include those related to the basis of presentation, allowance for doubtful accounts, valuation and recoverability of our equity method investment in Clearwire prior to the acquisition of the remaining equity interests on July 9, 2013, valuation and recoverability of long-lived assets, and evaluation of goodwill and indefinite-lived assets for impairment. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. These critical accounting policies have been discussed with Sprint's Board of Directors. Sprint's significant accounting policies and estimates are summarized in the Notes to the Consolidated Financial Statements.
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses that result from failure of our subscribers to make required payments. Our estimate of the allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base, and other qualitative considerations. To the extent that actual loss experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. A 10% change in the amount estimated to be uncollectible would result in a corresponding change in bad debt expense of approximately $16 million for the Wireless segment and was immaterial for the Wireline segment.
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Long-lived asset groups were determined based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the total of the expected undiscounted future cash flows is less than the carrying amount of our assets, a loss is recognized for the difference between the estimated fair value and carrying value of the assets. Impairment analyses, when performed, are based on our current business and technology strategy, views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability. Our estimate of undiscounted cash flows exceeded the carrying value of these assets by approximately 10%. If we experience significant operational challenges, including retaining and attracting subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our wireless asset group, and we could record asset impairments that are material to Sprint's consolidated results of operations and financial condition.
In addition to the analysis described above, certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development will be expensed if events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management's strategic plans and are no longer probable of being deployed. Refer to Results of Operations for additional information on asset impairments.

Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment
As a result of the SoftBank Merger and the remeasurement of assets acquired and liabilities assumed in connection with the transaction, Sprint recognized goodwill at its estimate of fair value of approximately $6.4 billion, which has been entirely allocated to the wireless segment. Since goodwill is reflected at its estimate of fair value, there is no excess fair value over book value as of the date of the close of the SoftBank Merger. The determination of the estimated fair value of goodwill required judgment and was based upon numerous assumptions and estimates.
Sprint evaluates the carrying value of goodwill at least annually, or if necessary, more frequently whenever events or changes in circumstances indicate that the carrying amount may exceed estimated fair value. Our analysis includes a comparison of the estimated fair value of the reporting unit to which goodwill applies to the carrying value, including goodwill, of that reporting unit.
Differences in the Company's actual future cash flows, operating results, growth rates, capital expenditures, cost of capital, discount rates and other assumptions as compared to the estimates utilized for the purpose of valuing goodwill as a result of the SoftBank Merger, as well as a decline in the Company's stock price and related market capitalization, could affect the results of our goodwill assessment and potentially lead to a future material goodwill impairment.
We regularly assess whether any indicators of impairment exist, which requires judgment. Such indicators may include a sustained significant decline in our share price and market capitalization; a decline in our expected future cash flows; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and/or slower growth rates, among others. Any adverse change in these factors could result in significant impairments.
Our FCC licenses and our Sprint and Boost Mobile tradenames were recorded at their acquisition-date estimated fair values of $35.7 billion and $5.9 billion, respectively, in connection with the SoftBank Merger. We have identified the FCC licenses and the Sprint and Boost Mobile tradenames as indefinite-lived intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We estimated the acquisition-date fair value of FCC licenses using the Greenfield direct value method, which approximates fair value through estimating the discounted future cash flows of a hypothetical start-up business. Assumptions key in estimating fair value under this method include, but are not limited to, capital expenditures, subscriber activations and deactivations, revenues and expenses, market share achieved, tax rates in effect and discount rate. We estimated the acquisition-date fair value of our Sprint and Boost Mobile tradenames using the relief from royalty method, which estimates the amount a market participant would pay to use the tradenames. Assumptions key in estimating fair value under this method include, but are not limited to, revenues, royalty rates, tax rates in effect and discount rate.
We evaluate the carrying value of FCC licenses and Sprint and Boost Mobile tradenames at least annually, or if necessary, more frequently if events or changes in circumstances indicate the asset may be impaired. Our analysis includes a comparison of the estimated fair value of the asset to its carrying value. Fair value is estimated using the methods described above, which were used to value the assets in connection with the SoftBank Merger. Future business and economic conditions, as well as significant changes in any of the assumptions used to estimate the acquisition-date fair value, may result in future, significant impairments.

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

OTHER INFORMATION
We routinely post important information on our website at www.sprint.com/investors. Information contained on or accessible through our website is not part of this annual report.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	our ability to operationalize the anticipated benefits from the SoftBank, Clearwire and U.S. Cellular transactions;

•	our ability to comply with the requirements of the National Security Agreement;

•	our ability to fully integrate the operations of Clearwire and access and utilize its spectrum;

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

•
the ability to generate sufficient cash flow to fully implement our network modernization and integration plans to improve and enhance our networks and service offerings, improve our operating margins, implement our business strategies and provide competitive new technologies;

•	the effective implementation of our network modernization plans, including timing, execution, technologies, costs, and performance of our network;

•	our ability to retain subscribers acquired during transactions and mitigate related increases in churn;

•	our ability to continue to access our spectrum and additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•
the impact of unrelated parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide devices or infrastructure equipment for our networks;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•
the effects of any future merger or acquisition involving us, as well as the effect of mergers, acquisitions and consolidations, and new entrants in the communications industry, and unexpected announcements or developments from others in the communications industry;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•
the costs or potential customer impact of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band and government regulation regarding "net neutrality";

•	equipment failure, natural disasters, terrorist acts or breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control;

•	the impact of being a "controlled company" exempt from many corporate governance requirements of the NYSE; and

•	other risks referenced from time to time in this report and other filings of ours with the SEC.
The words "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan," "providing guidance" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance and operating results. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors.
Interest Rate Risk
The communications industry is a capital-intensive, technology-driven business. We are subject to interest rate risk primarily associated with our borrowings. Interest rate risk is the risk that changes in interest rates could adversely affect earnings and cash flows. Specific interest rate risk includes: the risk of increasing interest rates on variable rate debt and the risk of increasing interest rates for planned new fixed rate long-term financings or refinancings.
Approximately 95% of our debt as of December 31, 2013 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have an annual pre-tax impact of $9 million on our consolidated statements of operations and cash flows for the year ended December 31, 2013. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates is estimated to result in a $1.2 billion increase in the fair market value of our debt to $35.6 billion.
Foreign Currency Risk
We may enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency receivables from international settlements was less than $1 million and the net foreign currency receivables from international operations was approximately $3 million as of December 31, 2013. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.
Equity Risk
We are exposed to market risk as it relates to changes in the market value of our investments. We invest in equity instruments of public companies for operational and strategic business purposes. These securities are subject to significant fluctuations in fair market value due to volatility of the stock market and industries in which the companies operate. These securities, which are classified in investments on the consolidated balance sheets, primarily include equity method investments, such as available-for-sale securities.
In certain business transactions, we are granted warrants to purchase the securities of other companies at fixed rates. These warrants are supplemental to the terms of the business transaction and are not designated as hedging instruments.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements required by this item begin on page F-1 of this annual report on Form 10-K and are incorporated herein by reference. The financial statements of Clearwire up through the date of acquisition, as required under Regulation S-X, are included in Item 15 of this annual report on Form 10-K and incorporated herein by reference.

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
In connection with the preparation of this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2013 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. This assessment was based on the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2013, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. This report appears on page F-2.

Item 9B.	Other Information
Disclosure of Iranian Activities under Section 13(r) of the Securities Exchange Act of 1934
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Securities Exchange Act of 1934. Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, including, among other matters, transactions or dealings relating to the government of Iran. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.
After the SoftBank Merger, SoftBank acquired control of Sprint. During the year ended December 31, 2013, SoftBank, through one of its non-U.S. subsidiaries, provided telecommunications services in Iran to Telecommunications Services Company (MTN Irancell) and Mobile Telecommunication Company of Iran, one or both of which are or may be government-controlled entities. During the year ended December 31, 2013, SoftBank estimates that gross revenues were approximately $13,000 and no net profit was generated. This subsidiary also provided telecommunications services to a single account at the Embassy of Iran in Japan. During the year ended December 31, 2013, SoftBank estimates that gross revenues and net profit generated by such services were estimated to be under $4,000 and $2,000 respectively. In addition, SoftBank, through another one of its non-U.S. subsidiaries, provided international direct dialing services between Iran and Japan pursuant to an interconnection arrangement with Telecommunication of Iran, which is or may be a government-controlled entity. During the year ended December 31, 2013, SoftBank estimates that gross revenues were under $1,000 and no net profit was generated pursuant to the interconnection arrangement. Sprint was not involved in, and did not receive any revenue from, any of these activities. The relevant SoftBank subsidiaries have terminated or are in the process of terminating the arrangements with Telecommunications Services Company (MTN Irancell), Telecommunication of Iran and Mobile Telecommunication Company of Iran. With respect to the single account at the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such account.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The names of our directors and executive officers and their ages, positions, and biographies as of February 24, 2014 are set forth below. Our executive officers are appointed by and serve at the discretion of our board of directors. There are no family relationships among any of our directors or executive officers.
Director and Executive Officer

Name	Experience	Director Since	Age
Daniel R. Hesse
President and Chief Executive Officer. Before becoming the President and Chief Executive Officer in December 2007, Mr. Hesse was Chairman, President, and Chief Executive Officer of Embarq Corporation. He served as Chief Executive Officer of Sprint’s Local Telecommunications Division from June 2005 until the Embarq spin-off in May 2006. Before that, Mr. Hesse served as Chairman, President and Chief Executive Officer of Terabeam Corp., a wireless telecommunications service provider and technology company, from 2000, until 2004. Prior to serving at Terabeam Corp., Mr. Hesse spent 23 years at AT&T during which he held various senior management positions, including President and Chief Executive Officer of AT&T Wireless Services. He serves on the board of directors of the National Board of Governors of the Boys and Girls Clubs of America and the University of Notre Dame's Mendoza College of Business. He previously served on the board of directors of Clearwire Corporation.
		2007	60
Executive Officers

Name	Experience	Current Position Held Since	Age
Joseph J. Euteneuer
Chief Financial Officer. Mr. Euteneuer served as Executive Vice President and Chief Financial Officer of Qwest, a wireline telecom company, from September  2008 until April 2011. Previously, Mr. Euteneuer served as Executive Vice President and Chief Financial Officer of XM Satellite Radio Holdings Inc., a satellite radio provider, from 2002 to 2008 after it merged with SIRIUS Satellite Radio, Inc. Prior to joining XM, Mr. Euteneuer held various management positions at Comcast Corporation and its subsidiary, Broadnet Europe. He began his career in public accounting in 1978 with Deloitte and has also worked at PricewaterhouseCoopers. He is a Certified Public Accountant.
		2011	58
Robert L. Johnson	President - Retail Sales and Chief Service & Information Technology Officer. Mr. Johnson served as Chief Service Officer of Sprint since October 2007 and his role was expanded to Chief Service and Information Technology Officer in August 2011. He served as President-Northeast Region from September 2006 to October 2007. He served as Senior Vice President-Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President-National Field Operations of Nextel from February 2002 to July 2005.	2011	55
Jeffery D. Hallock	Chief Marketing Officer. Mr. Hallock served as Senior Vice President for Marketing and Media from 2012 until 2013, Vice President for National Channels from 2009 until 2011, Vice President for Marketing Acquisition and Base from 2006 until 2009. He held the position of Vice President and Senior Director for Product Marketing from 1999 until 2005. Mr. Hallock started with Sprint in 1996 and held leadership positions as a Director of Business Development and Manager of marketing in emerging markets and e-commerce from 1996 until1999.	2013	44

Executive Officers

Name	Experience	Current Position Held Since	Age
Steven L. Elfman
President - Network, Technology and Operations. Mr. Elfman served as President and Chief Operating Officer of Motricity, a mobile data technology company, from January 2008 to May 2008 and as Executive Vice President of Infospace Mobile (currently Motricity) from July 2003 to December 2007. He was an independent consultant working with Accenture Ltd., a consulting company, from May 2003 to July 2003. He served as Executive Vice President of Operations of Terabeam Corporation, a communications company, from May 2000 to May 2003, and he served as Chief Information Officer of AT&T Wireless from June 1997 to May 2000.
		2008	58
Matthew Carter
President - Enterprise Solutions. Mr. Carter served as Senior Vice President, Boost Mobile from April 2008 until January 2010 and as Senior Vice President, Base Management at Sprint from December 2006 until April 2008. Prior to joining Sprint, he served as Senior Vice President of Marketing at PNC Financial Services. He is a member of the board of directors at USG Corporation (NYSE: USG), a leading building products company, and the Apollo Group (NASDAQ: APO), a leading education services corporation. He also serves on the board of trustees for The Bishop’s School, an independent, college preparatory day school for students in grades six through 12 in La Jolla, Calif.
		2010	52
Dow Draper
President - Prepaid. Mr. Draper manages the sales and marketing for Sprint’s prepaid brands, Virgin Mobile USA, Boost Mobile and Assurance Wireless. Previously, he was Senior Vice President and General Manager of Retail for CLEAR, the retail brand of Clearwire, where he oversaw the brand’s sales, marketing, customer care and product development. He served in various executive positions at Clearwire since 2009. Before joining Clearwire, Mr. Draper held various roles at Alltel Wireless, including senior vice president of Voice & Data Solutions and senior vice president of Financial Planning and Analysis. He has also held various roles at Western Wireless and McKinsey and Company.
		2013	43
Charles R. Wunsch	Senior Vice President - General Counsel and Corporate Secretary. Mr. Wunsch was appointed Senior Vice President, General Counsel and Corporate Secretary in October 2008. He served as our Vice President for corporate transactions and business law and has served in various legal positions at the Company since 1990. He was previously an associate and partner at the law firm Watson, Ess, Marshall, and Enggas.	2008	58
Michael C. Schwartz
Senior Vice President - Corporate and Business Development. Mr. Schwartz served as as Vice President, Marketing, Corporate Development and Regulatory at Telesat Canada, a satellite communications company, from 2007 to 2012. Previously, Mr. Schwartz served as Senior Vice President of Marketing and Corporate Development of SES New Skies, a satellite company. Prior to joining SES New Skies, he served as Chief Development and Financial Officer of Terabeam Corporation, responsible for business and corporate development as well as financial operations.He also was a co-founder and president of an Internet infrastructure company, and held two senior positions at AT&T Wireless Services, including Vice President of Acquisitions and Development.
		2013	49

Executive Officers

Name	Experience	Current Position Held Since	Age
Paul W. Schieber, Jr.
Controller. Mr. Schieber previously served in various positions at Sprint since 1991. Most recently he served as Vice President, Access and Roaming Planning, where he was responsible for managing Sprint's roaming costs as well as its wireless and wireline access costs. Prior to that, Mr. Schieber held various leadership roles in Sprint’s Finance organization including heading up Sprint’s internal audit function as well as serving in various Vice President - Finance roles. He was also a director in Sprint’s Tax department and a director on its Mergers and Acquisitions team. Before joining Sprint, Mr. Schieber was a senior manager with public accounting firm Ernst & Young, where he worked as an auditor and a tax consultant. In addition, he served as corporate controller for a small publicly held company.
		2013	55
Directors

Name, Independence, and Committee Appointments	Experience	Director since	Age
Robert R. Bennett Independent Chairman of the Audit Committee Member of the Finance Committee
Managing Director of Hilltop Investments, LLC, a private investment company. Mr. Bennett served as President of Discovery Holding Company from March 2005 until September 2008, when the company merged with Discovery Communications, Inc., creating a new public company. Mr. Bennett also served as President and CEO of Liberty Media Corporation (now Liberty Interactive Corporation) from April 1997 until August 2005 and continued as President until February  2006. He was with Liberty Media from its inception, serving as its principal financial officer and in various other capacities. Prior to his tenure at Liberty Media, Mr. Bennett worked with Tele-Communications, Inc. and the Bank of New York. Mr. Bennett currently serves as a director of Hewlett-Packard Company, Discovery Communications, Inc., Demand Media, Inc., and Liberty Media Corporation. Mr. Bennett previously served on the board of directors of Liberty Interactive Corporation, and Discovery Holding Company. He also serves on the Board of Trustees of Denison University.
		2006	55
Gordon M. Bethune Independent Chairman of the Compensation Committee Member of the Nominating and Corporate Governance Committee	Retired Chairman and Chief Executive Officer of Continental Airlines, Inc., an international commercial airline company. He served as Chief Executive Officer of Continental Airlines from 1994 and as Chairman and Chief Executive Officer from 1996 until December 30, 2004. He is currently a director of Honeywell International Inc. and Prudential Financial, Inc. He previously served on the board of directors of Willis Group Holdings, Ltd.	2004	72

Directors

Name, Independence, and Committee Appointments	Experience	Director since	Age
Marcelo Claure SoftBank Affiliate Director Member of the Finance Committee
Mr. Claure is the founder of Brightstar Corp. and has been its Chairman, Chief Executive Officer and President since October 1997. Brightstar provides: value-added distribution, supply chain solutions, handset protection and insurance, buy-back and trade-in solutions, multi-channel retail solutions, and financial services to wireless manufactures, retailers and operators. Mr. Claure has been an Executive Director of Brightstar Corp. since October 1997. He serves as a Director of Activate IT, Inc. He served as Director of Mobilestop Inc. He serves on the board of directors of the Bolivian-American Chamber of Commerce and serves on the Board of Trustees of Bentley College.
		2014	43
Ronald D. Fisher Vice Chairman SoftBank Affiliate Director Chairman of the Finance Committee Member of the Compensation Committee
Mr. Fisher joined SoftBank in 1995, overseeing its U.S. operations and its other activities outside of Asia, and was the founder of SoftBank Capital. He is currently Director and President of SoftBank Holdings, Inc. and also serves as a member of the board of directors of SoftBank Corporation. Mr. Fisher has over 30 years of experience of working with high growth and turnaround technology companies. Prior to joining SoftBank, Mr. Fisher was the CEO of Phoenix Technologies Ltd., the leading developer and marketer of system software products for personal computers, from 1990 to 1995. Mr. Fisher joined Phoenix from Interactive Systems Corporation, a UNIX software company that was purchased by the Eastman Kodak Company in 1988. At Interactive Systems he served for five years as President, initially as COO and then CEO. Mr. Fisher’s experience prior to Interactive Systems includes senior executive positions at Visicorp, TRW, and ICL (USA). Mr. Fisher earned an MBA from Columbia University, New York, and a Bachelor of Commerce from the University of Witwatersrand in South Africa.
		2013	66
Frank Ianna Independent Member of the Audit Committee Member of the Nominating and Corporate Governance Committee	Mr. Ianna retired from AT&T in 2003 after a 31-year career serving in various executive positions, most recently as President of Network Services. Following his retirement, Mr. Ianna served as a business consultant, executive and board member for several private and nonprofit enterprises, and has experience in telecom company operational as well as wireless technology. Mr. Ianna is a director of Harbinger Group, Inc. Mr. Ianna formerly served on the board of Tellabs, Inc.	2009	64
Adm. Michael G. Mullen Independent Member of the Compensation Committee Security Director
Admiral Mullen serves on the board of directors as the "Security Director" under the NSA. Admiral Mullen served as the 17th Chairman of the Joint Chiefs of Staff from October 2007 until his retirement in September 2011. Previously, Admiral Mullen served as the 28th Chief of Naval Operations (“CNO”) from July 2005 to 2007. CNO was one of four different four-star assignments Admiral Mullen held, which also included Commander, U.S. Naval Forces Europe and Commander, Allied Joint Force Command, and the 32nd Vice Chief of Naval Operations. Admiral Mullen serves on the board of directors of General Motors, and since 2012, he has served as President of MGM Consulting LLC and is the Charles and Marie Robertson Visiting Professor at the Woodrow Wilson School of Public and International Affairs at Princeton University.
		2013	67

Directors

Name, Independence, and Committee Appointments	Experience	Director since	Age
Masayoshi Son Chairman SoftBank Affiliate Director Member of the Finance Committee
Mr. Son founded SoftBank in September 1981, and has been its President and Chairman ever since and its Chief Executive Officer since February 1986. Mr. Son serves in various capacities with SoftBank’s portfolio of companies, including service with BB Technologies Corporation (currently SoftBank BB Corp.) as president since 2001 and as Chairman and CEO since 2004, service with Japan Telecom Co., Ltd. (currently SoftBank Telecom Corp.) as Chairman since 2004 and CEO since 2006, and with Vodafone K.K. (currently SoftBank Mobile Corp.) as CEO and Chairman since 2006. In addition, Mr. Son has served as Chairman of Yahoo Japan Corporation since 1996, which was established as a joint venture between SoftBank and Yahoo! Inc. Mr. Son also has served as Chairman of the Broadband Association in Japan and of The Great East Japan Earthquake Recovery Initiative Foundation. Mr. Son received a B.A. in Economics from the University of California Berkeley.
		2013	56
Sara Martinez Tucker Independent Chairwoman of the Nominating and Corporate Governance Committee Member of the Audit Committee
Ms. Tucker has been Chief Executive Officer and President at National Math and Science Initiative, Inc., since March, 2013. Ms. Tucker served as the Under Secretary of the U.S. Department of Education from 2006 to December 2008. Her responsibilities included overseeing policies, programs and activities related to postsecondary education, vocational and adult education, and federal student aid. Ms. Tucker served as the Chief Executive Officer and President of the Hispanic Scholarship Fund from 1997 to October 1, 2006. Previously, she worked for 16 years at AT&T and served as Regional Vice President of its Global Business Communications Systems. She has been a Director of American Electric Power Co., Inc. since January 27, 2009. She has been a Director of Xerox Corp. since September 1, 2011. She serves as a Director of Teach For America, Inc. She has been a Trustee of University of Notre Dame since June 2009.
		2013	58
Director Nominations
The Merger Agreement contemplated that the initial Board of Directors of Sprint Corporation be comprised of ten directors, as described in Item 13. Certain Relationships and Related Person Transactions - Related Party Transactions in 2013 - Transactions with SoftBank Parties - Approved by Sprint Nextel Corporation. Upon the closing of SoftBank Merger, our board consisted of seven members, Messrs. Son, Fisher, Bennett, Bethune, Hesse, Ianna, and Adm. Mullen. Our board established a Vacancy Resolution Committee to fill the remaining three vacancies. The Vacancy Resolution Committee appointed Ms. Tucker and Mr. Claure to our board.
Our board intends to have the Vacancy Resolution Committee, which is currently comprised of Messrs. Son and Fisher and Ms. Tucker, appoint the one remaining member of our board. On February 19, 2014, our board appointed Ms. Tucker and Messrs. Bethune and Ianna to the Nominating and Corporate Governance Committee, or Nominating Committee, as contemplated by the Company’s Corporate Governance Guidelines and Nominating Committee Charter.
The Nominating Committee is responsible for, among other things, assisting our board by identifying qualified individuals to become directors. In evaluating prospective candidates or current board members for nomination, the Nominating Committee considers all factors it deems relevant, including, but not limited to, the candidate's:

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
Consistent with its charter, the Nominating Committee places a great deal of importance on identifying candidates having a variety of views and perspectives arising out of their individual experiences, professional expertise, educational background, and skills. In considering candidates for our board, the Nominating Committee considers the totality of each candidate's credentials in the context of this standard.
The Nominating Committee considers candidates recommended by our stockholders, using the same key factors described above for purposes of its evaluation. A stockholder who wishes to recommend a prospective nominee for our board should notify the Corporate Secretary in writing with supporting material that the stockholder considers appropriate. The Nominating Committee considers whether to nominate any person nominated by a stockholder pursuant to the provisions of our bylaws relating to stockholder nominations that permit stockholder to nominate directors for election at an annual stockholder meeting. To nominate a director, the stockholder must deliver the information required by our bylaws. Our bylaw provisions relating to the nomination of directors by our stockholders were adopted on July 10, 2013 upon the closing of the SoftBank Merger.
Our board believes that the above-mentioned attributes, along with the leadership skills and other experience of our board members described below, provide us with a diverse range of perspectives and judgment necessary to guide our strategies and monitor their execution.
Mr. Son’s vast experience in the telecommunications industry, including his successes in Japan disrupting telecom duopolies, is valuable to Sprint. As part of the SoftBank Merger, it was determined that Mr. Son, because of his interest as Chairman and Chief Executive Officer of SoftBank, our controlling stockholder, would be appointed to our board. Mr. Son provides expertise, leadership and strategic direction to the Sprint board.
Mr. Fisher was selected because he possesses particular knowledge and experience in technology industries, strategic planning and leadership of complex organizations, including other public corporations.
Mr. Bennett has extensive knowledge of the capital markets and other financial and operational issues from his experiences as a principal financial officer and president and chief executive officer of Liberty Media, which allows him to provide an invaluable perspective to our board's discussions on financial and operational matters.
Mr. Bethune has extensive experience serving as a chief executive officer and director of large international corporations, which provides our board a perspective of someone familiar with all facets of an international enterprise. He has extensive experience in developing and implementing strategies and policies for the acquisition and development of employee talent.
Mr. Claure was selected because of his experience making Brightstar one of the largest global distribution, services, and innovation companies in the telecommunications industry. His experience in the telecommunications industry provides a valuable perspective to our board.
Mr. Hesse, as our President and Chief Executive Officer, provides our board with unparalleled insight into our company's operations, and his 36 years of experience in the telecommunications industry provides substantial knowledge of the challenges and opportunities facing our company.
Mr. Ianna's technical background and expertise, and his vast experience in the telecommunications industry as an executive and director for a diverse array of enterprises, allows him to provide a unique perspective to our board on a wide variety of issues.
Adm. Mullen brings to our board extensive senior leadership experience gained over his 43-year career in the U.S. military. As Chairman of the Joint Chiefs of Staff, the highest ranking officer in the U.S. military, Adm. Mullen led the armed forces during a critical period of transition, overseeing two active war zones. Adm. Mullen’s experience and relationships within the government allow him to lead our Government Security Committee and provide guidance on national security matters impacting the telecommunications industry. Adm. Mullen has deep experience in leading change in complex organizations, executive development and succession planning, diversity implementation, crisis management, strategic planning, budget policy, risk management, and technical innovation, which are important to the oversight of Sprint’s business and will allow him to make a significant contribution to our board.
Ms. Tucker brings to our board expertise relevant to a large telecommunications company, including her business experience and executive leadership expertise. These skills and experience are the result of her education, experience in the telecommunications industry, service at the U.S. Department of Education, leadership positions at the Hispanic Scholarship Fund and her service on other public company boards and committees.
Summary of Director Qualifications and Expertise
The table below summarizes key qualifications, skills or attributes each of our directors has that were most relevant to the decision to nominate him or her to serve on our board. The lack of a mark does not mean the director does not possess that qualification or skill; rather a mark indicates a specific area of focus or expertise on which our board relies most heavily. These qualifications and relevant experience are discussed in more detail above.

Experience, Expertise or Attribute	Son	Fisher	Bennett	Bethune	Claure	Hesse	Ianna	Mullen	Tucker
Telecommunications	x	x	x		x	x	x		x
Technology, devices and services	x	x			x	x	x		x
Leadership	x	x	x	x	x	x	x	x	x
Global business	x	x	x	x	x		x
Financial	x	x	x	x			x		x
Mergers and acquisitions	x	x	x	x		x	x
Public company board service and governance	x	x	x	x		x	x	x	x
Research and academic									x
Ethnic, gender, national or other diversity	x	x			x				x
Executive Sessions
Sprint's non-management directors meet in regularly scheduled executive sessions without any management participation by officers or employee directors. These executive sessions are currently held either before, after or otherwise in conjunction with our board’s regularly scheduled meetings each year. Additional executive sessions can be scheduled at the request of the non-management directors.
The director who presides over the executive sessions of our board is our chairman, Mr. Son. The committee chairperson chairs the executive sessions of his or her committee. If that chairman or committee chairperson is not present, another director will be chosen to preside. Our board does not have a formal lead independent director. Our board selects a presiding director for any independent director executive sessions.
Audit Committee
Sprint has a standing Audit Committee established in accordance with the requirements of the Exchange Act. The primary purpose of the Audit Committee is to assist our board in fulfilling its oversight responsibilities with respect to:

•	the integrity of our financial statements and related disclosures, as well as related accounting and financial reporting processes;

•	our compliance with legal and regulatory requirements;

•	our independent registered public accounting firm’s qualifications, independence, audit and review scope, and performance;

•	the audit scope and performance of our internal audit function;

•	related party transactions policy and procedures;

•	our ethics and compliance program; and

•	our enterprise risk management program.
The Audit Committee also has sole authority for the appointment, retention, termination, compensation, evaluation and oversight of our independent registered public accounting firm. The committee’s principal responsibilities in serving these functions are described in the Audit Committee Charter.

The Chair of the Audit Committee is Mr. Bennett. The other members are Mr. Ianna and Ms. Tucker. Each of the members is financially literate and able to devote sufficient time to serving on the Audit Committee. Our board has determined that each of the Audit Committee members is an independent director under the independence requirements established by our board and the NYSE corporate governance standards. Our board has also determined that Messrs. Bennett and Ianna each possess the qualifications of an "audit committee financial expert" as defined in the SEC rules.
Committee Charters
Our standing committees are our Audit Committee, Compensation Committee, Finance Committee, and Nominating Committee. Each of our standing committees has a charter that describes such committee’s primary functions. A current copy of our Corporate Governance Guidelines and the charter for each standing committee of our board is available at www.sprint.com/governance or by email at shareholder.relations@sprint.com. Copies of any of these documents and our Code of Ethics can be obtained free of charge by writing to: Sprint Shareholder Relations, 6200 Sprint Parkway, Mailstop KSOPHF0302-3B424, Overland Park, Kansas 66251 or by email at shareholder.relations@sprint.com. Our charters and our Corporate Governance Guidelines were adopted by our board and are annually reviewed and revised as necessary.
Code of Ethics
Our code of ethics, The Sprint Code of Conduct, is available at www.sprint.com/governance or by email at shareholder.relations@sprint.com. It describes the ethical and legal responsibilities of directors and employees of our company and our subsidiaries, including senior financial officers and executive officers.
All of our directors and employees (including all senior financial officers and executive officers) are required to comply with The Sprint Code of Conduct. In support of the ethics code, we have provided employees with a number of avenues for reporting potential ethics violations or similar concerns or to seek guidance on ethics matters, including a 24/7 telephone helpline. The Audit Committee has established procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including the confidential, anonymous submission by our employees of any concerns regarding questionable financial and non-financial matters to the Ethics Helpline at 1-800-788-7844, by mail to the Audit Committee, c/o Sprint Corporation, 6200 Sprint Parkway, Overland Park, KS 66251, KSOPHF0302-3B424, or by email to boardinquiries@sprint.com. Our Chief Ethics Officer reports regularly to the Audit Committee and annually to the entire board on our ethics and compliance program.
Board Communications
We value the views of our stakeholders. Consistent with this approach, our board has established a procedure to receive, track and respond to communications from stakeholders addressed to our board or to our outside directors. A statement regarding our board communications policy is available at www.sprint.com/governance. Any stakeholder who wishes to communicate with our board or our outside directors may write to our General Counsel, Senior Vice President and Corporate Secretary, who is our Board Communications Designee, at the following address: Sprint Corporation, 6200 Sprint Parkway, Overland Park, KS 66251, KSOPHF0302-3B424, or send an email to boardinquiries@sprint.com. Our board has instructed the Board Communications Designee to examine incoming communications and forward to our board, or individual directors as appropriate, communications deemed relevant to our board's roles and responsibilities. Our board has requested that certain types of communications not be forwarded, and redirected if appropriate, such as: spam, business solicitations or advertisements, resumes or employment inquiries, service complaints or inquiries, surveys, or any threatening or hostile materials. The Board Communications Designee will review all appropriate communications and report on the communications to the chair of or the full Nominating Committee, the full board, or the outside directors, as appropriate. The Board Communications Designee will take additional action or respond to letters in accordance with instructions from the relevant board source. Communications relating to accounting, internal accounting controls, or auditing matters will be referred promptly to members of the Audit Committee in accordance with our policy on communications with our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and the NYSE initial reports of beneficial ownership and reports of changes in beneficial ownership of our shares and other equity securities. These people are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file, and we make these reports available at www.sprint.com/investors/sec. Information contained on or accessible through our website or the SEC's website is not part of this annual report on Form 10-K.
To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations, during 2013 all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our equity securities were met, other than Mr. Carter who reported his acquisition and disposition of shares on May 23, 2013 through a Form 4 filed on June 4, 2013.

Item 11.	Executive Compensation
Compensation Discussion and Analysis
This compensation discussion and analysis describes and analyzes our compensation program for our named executive officers for 2013, who were: Daniel R. Hesse, President and CEO; Joseph J. Euteneuer, CFO; Steven L. Elfman, President, Network, Technology and Operations; Robert L. Johnson, President, Sprint Retail and Chief Service and Information Technology Officer; Charles R. Wunsch, Senior Vice President, General Counsel, Corporate Secretary and Chief Ethics Officer; and Paget L. Alves, former Chief Sales Officer.
Compensation Overview
Philosophy and Objectives of Our Executive Compensation Program

•
Attract and retain qualified and experienced executives by providing base salaries, target incentives, and benefits that are market competitive and by requiring that a large portion of total compensation is earned over a multi-year period and subject to forfeiture to the extent that vesting requirements and performance objectives are not met.

•
Pay for performance by tying a substantial portion of our executives' compensation opportunities directly to, and rewarding them for, our performance through short- and long-term incentive compensation plans that include performance objectives most critical to driving our continued financial and operational improvement and long-term stockholder value.

•
Align compensation with stockholder interests by structuring our compensation programs to align executive interests with those of our stockholders, mitigate the possibility that our executives undertake excessively risky business strategies, and adhere to corporate governance best practices.

Components of Our Executive Compensation Program
The major components of our executive compensation program are base salary, our short-term incentive compensation (STIC) plan, and our long-term incentive compensation (LTIC) plan. The base salary and target opportunities under the STIC plan as of December 31, 2013 and LTIC plan opportunities for 2013 for our named executive officers are listed below.

	Base Salary ($)	STIC Plan ($)	LTIC Plan(1) ($)
Hesse	1,200,000	2,400,000	13,800,000
Euteneuer	775,000	1,007,500	4,025,000
Elfman	650,000	812,500	3,737,500
Johnson	625,000	625,000	1,840,000
Wunsch	490,000	441,000	1,610,000
Alves(2)	475,000	475,000	1,610,000
_________________________________

(1)	As adjusted for the one-time overall 2013 LTIC plan target opportunity increase of 15% in connection with the SoftBank Merger, as discussed below.

(2)	Mr. Alves left the Company effective September 27, 2013.
2013 Performance and Key Compensation Decisions
2013 marked one of the most eventful years in Sprint’s history. We successfully completed the SoftBank Merger, which strengthened Sprint’s balance sheet and provided capital for continued investment in the modernization of our network, which allows us to upgrade our technology, expand our service offerings and improve the quality and reliability of our product offerings. The SoftBank Merger also has allowed Sprint to leverage SoftBank’s operational and technological expertise. We also completed the Clearwire Acquisition, from which we expect to fully utilize and integrate Clearwire's complementary 2.5 GHz spectrum assets. In addition, we shut-down the iDEN network in 2013, and through our network modernization project, we are repurposing the 800 MHz iDEN spectrum and are continuing our buildout of 4G LTE. We also unveiled Sprint SparkSM, a combination of advanced network and device technology capable of delivering up to 50-60 Mbps peak speeds today with increasing speed potential over time.
The Company also recognized the benefits of leadership continuity in light of the transformative SoftBank Merger and the ongoing execution of our network modernization plans. As a result, the Company entered into a new employment agreement with Mr. Hesse, which replaced his prior employment agreement. The agreement provides for a term through July 31, 2018, subject to earlier termination as provided in the agreement. The agreement provides for an annual base salary of $1,200,000 and participation in our STIC and LTIC plans. Also in 2013, Mr. Hesse was granted a one-time award of 1,733,102 RSUs and 1,733,102 stock options. The RSUs and stock options vest on the fifth anniversary of their grant or, if earlier, upon an involuntary termination without cause or resignation with good reason, or upon death or disability, and are subject to certain restrictions, including Mr. Hesse’s compliance with the restrictive covenants in his employment agreement and clawback at the discretion of the board of any value related to his knowing or intentional fraudulent or illegal conduct. These awards were intended to enhance our ability to retain Mr. Hesse's leadership for a minimum period of at least five years during which the Company plans to undergo a transformative change.
2013 STIC Plan
Our STIC plan is our annual cash incentive plan, which is intended to ensure that annual incentives are tied to the successful achievement of critical operating and financial objectives that are the leading drivers of sustainable increases in stockholder value. As required under the SoftBank Merger Agreement, the Compensation Committee used two six-month performance periods for determining amounts payable under the 2013 STIC plan. The two six-month performance periods for 2013 provided flexibility to revisit the performance criteria at mid-year due to the anticipated transformative SoftBank Merger in 2013. The first performance period was from January 1, 2013 through June 30, 2013, and the second period was from July 1, 2013 through December 31, 2013. The SoftBank Merger closed on July 10, 2013. Each performance period had discrete performance objectives, and participants generally had to be employed on December 31, 2013 in order to receive compensation for either period.
The table below summarizes our key priorities in 2013, the metrics selected in support of these priorities, and the rationale for why each was chosen by the Compensation Committee.

Priority	Objective	Rationale
Customer Experience	Sprint platform postpaid subscriber churn, which is a measure of our ability to retain our subscribers who pay for their wireless service on a contract basis, typically for one- or two-year periods.	Measures the degree to which we retain our most profitable subscribers.
Strengthening our Brand	Sprint platform net additions, which is a measure of the new wireless subscribers we gain, net of deactivations.	Measures the degree to which we have attracted new subscribers to the Sprint brand.
Generating Cash
Adjusted EBITDA, which means Adjusted Operating Income Before Depreciation and Amortization less severance, exit costs and other special items. Includes certain impacts from the SoftBank Merger and Clearwire Acquisition that were not included in the standalone plan from which the 2013 STIC targets were established.
Measures our ability to generate cash and profit, which are critical to our ability to invest in our business and service our debt.
The Compensation Committee approved the effective aggregate payout percentage for the 2013 STIC plan at 118.96% of the target award opportunity for all eligible employees, including our named executive officers, based on actual performance results. Our 2013 STIC plan objectives, targets, and actual results are summarized in the tables below.

2013 First Half-Year Performance Period
Objective	Weight	Target	Actual Results	Percent Payout
Sprint Platform Postpaid Subscriber Churn	30%	1.87%	1.83%	116.7%
Sprint Platform Net Additions	20%	549,000	989,000	200.0%
Adjusted EBITDA	50%	$2,582 million	$2,782 million	200.0%
		First Half-Year Payout		175.01%

2013 Second Half-Year Performance Period
Objective	Weight	Target	Actual Results	Percent Payout
Sprint Platform Postpaid Subscriber Churn	30%	1.88%	2.03%	28.56%
Sprint Platform Net Additions	20%	223,000	(212,000)	0%
Adjusted EBITDA	50%	$2,909 million	$2,930 million	110.53%
		Second Half-Year Payout		63.83%
Payouts under the 2013 STIC plan are capped at 200% of target opportunity. The payout for the second half-year performance period was computed by adding the first half-year performance achievements that were above the 200% payout level for Sprint platform net additions and adjusted EBITDA to the second half-year achievement. We outperformed our adjusted EBITDA target for each of the six month periods; however, we underperformed on our performance objectives set for Sprint platform postpaid subscriber churn and Sprint platform net additions in the second half of 2013, despite having highest-ever Sprint platform subscribers at December 31, 2013 of 53.9 million. This occurred at a time of continued modernization of our network, including our expansion of 4G LTE to more than 200 million people and launching Sprint SparkTM in eleven markets as of December 31, 2013.
2013 LTIC Plan
Our LTIC plan is designed to encourage retention, link payment of performance-based awards to achievement of financial and operational objectives critical to our long-term success, and create commonality of interests between our executives and our stockholders. By dovetailing with the STIC plan, it is also intended to create balance between short-term, or annual, performance goals and longer-term objectives that are critical to growing and sustaining stockholder value. We granted two types of awards under our 2013 LTIC plan:

•	Time-based restricted stock units (RSUs)—vest on February 27, 2016.

•	Performance-based RSUs—vest on February 27, 2016, with payout conditioned on achievement of a predetermined performance objective during a single two-year performance period of 2014-2015.
The Compensation Committee selected the following primary objective to support our efforts with respect to the performance-based RSUs:

Priority	Objective	Rationale
Generating Cash	Cumulative adjusted EBITDA	Measures our ability to generate cash and profit, which are critical to our ability to invest in our business and service our debt.
The Compensation Committee selected cumulative adjusted EBITDA as the primary objective in order to emphasize long-term focus on earnings and growing subscribers and revenues. Payment on the adjusted EBITDA objective in excess of 150% up to 200% of the targeted opportunity is contingent on achieving an additional objective of retail net subscriber additions, which includes both prepaid and postpaid additions but excludes wholesale and affiliate additions. The Compensation Committee believes use of retail net subscriber additions supports Sprint’s core focus of growing our subscriber base. Failure to attain the minimum threshold achievement level on the cumulative adjusted EBITDA performance objective results in forfeiture of the associated opportunity.

Pursuant to the terms of the SoftBank Merger Agreement, we delayed the grant of awards under the 2013 LTIC plan until after closing of the SoftBank Merger. As a result, awards under the 2013 LTIC plan were not granted on our typical schedule in February. Recognizing that participants would have received additional RSUs through the SoftBank Merger's equity exchange process in the absence of this delay of the traditional February grant and that participants would have benefited from the value creation since February with respect to those awards, the Compensation Committee increased participants' overall 2013 LTIC plan target opportunities by 15%. The Compensation Committee decided such increase also was appropriate in order to reward participants for their performance in the first half of 2013. The adjusted target opportunities under the 2013 LTIC plan for our executives are reflected in "—Compensation Overview—Components of Our Executive Compensation Program."
Corporate Governance Highlights
We endeavor to maintain good governance standards, including with respect to our executive compensation practices. Several highlights are listed below:

•
Our named executive officers are subject to a clawback provision in our incentive compensation programs, under which we may recover payouts thereunder to the extent based on financial results or operating metrics impacted by the named executive officer’s knowing or intentional fraudulent or illegal conduct.

•	We have stock ownership guidelines. See "—Other Components of Executive Compensation—Stock Ownership Guidelines."

•
Our named executive officers receive few perquisites, entitlements or elements of non-performance-based compensation, except for market-competitive salaries and modest benefits that are comparable to those provided to all employees.

•
Our severance benefits are positioned conservatively relative to market practices, with no benefit in excess of two times base salary plus annual incentive, change-in-control benefits payable only upon a "double-trigger" qualified termination, and no golden parachute excise tax gross-ups.

•	The Compensation Committee retains Frederic W. Cook & Co., Inc. (Cook) as an independent advisor that performs no other work for the Company.
Setting Executive Compensation
Role of Compensation Consultant and Executive Officers
The Compensation Committee has retained Cook as its independent compensation consultant. Cook provides no services to us other than advisory services for executive and director compensation and has no other relationships with the Company. Cook works with management only at the request and under the direction of the Compensation Committee and only on matters for which the Compensation Committee has oversight responsibility. The Compensation Committee has assessed the independence of Cook and other advisors to the Compensation Committee, as required under NYSE listing rules. The Compensation Committee has also considered and assessed all relevant factors, including those required by the SEC, that could give rise to a potential conflict of interest with respect to Cook and its other advisors during 2013. Based on this review, the Compensation Committee did not identify any conflict of interest raised by the work performed by any advisors to the Compensation Committee.
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

In addition to its ongoing support of the Compensation Committee and continuous advice on compensation design, levels and emerging market practices, Cook periodically conducts a comprehensive review of our overall executive compensation program, including direct and indirect elements of compensation, to ensure that the program operates in support of our short- and long-term financial and strategic objectives and that it aligns with evolving corporate governance "best practices."
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
Process for Setting Executive Compensation
The Compensation Committee annually reviews the compensation packages of our named executive officers in the form of "tally sheets." These tally sheets value each component of compensation and benefits, including a summary of the outstanding equity holdings of each named executive officer as of year-end and the value of such holdings at various assumed stock prices. The tally sheets also set forth the estimated value that each of our named executive officers would realize upon termination under various scenarios.
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

•
assuring that equity compensation represents a portion of each named executive officer's total compensation that is in line with our philosophy of motivating the executives to align their interests with our stockholders.

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
Taking into consideration the recommendation of Cook, the Compensation Committee determines companies for our peer group based on similarity of their business model and product offerings as well as comparability from a size perspective, including annual revenue, market capitalization, net income, enterprise value and number of employees. For example, our revenue is above the median of our peer group while our enterprise value is below the median. The Compensation Committee approved the use of the following 12 companies for its 2013 executive compensation benchmarking analysis:
AT&T, Inc., CenturyLink, Inc., Comcast Corporation, Computer Sciences Corporation, Dell Inc., DIRECTV, Motorola Solutions, Inc., Qualcomm Incorporated, Texas Instruments Incorporated, Time Warner Cable, Inc., Verizon Communications Inc., and Xerox Corporation.
In September of 2013, we made the following changes to our peer group for future executive compensation decisions: removed Dell Inc. from our peer group given its transition to a privately-held company and added Cisco Systems, Inc., EMC Corporation and Intel Corporation, based on size, business comparability and other relevant factors.
The Compensation Committee does not follow a specific formula in making its pay decisions, but rather uses benchmarks as a frame of reference and generally targets total compensation at the median of our peer group to reflect our relative position within it. Based on performance against predetermined goals and changes in total stockholder return over time, this approach results in an opportunity to earn total payouts above median market rates for over-achievement and below the median for under-achievement relative to the peer group. The Compensation Committee exercises its judgment by taking into consideration a multitude of other important factors such as experience, individual performance, and internal pay equity in setting target compensation levels, but actual payouts under our variable incentive plans are primarily determined based on formulaic outcomes. With respect to our named executive officers' total targeted compensation for 2013, excluding Mr. Hesse's retention awards, Messrs. Elfman and Euteneuer were above the median, and the remaining named executive officers, including our CEO, were below the median for the peer group.
Primary Components of Executive Compensation
Following is a discussion and analysis of the primary elements of our 2013 named executive officer compensation program.
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
Mr. Johnson's base salary was increased to $625,000 in 2013 due to a significant increase in job responsibilities as President, Sprint Retail and Chief Service and Information Technology Officer. His base salary after the increase remained below median for the peer group.
Short-Term Incentive Compensation Plan
Our STIC plan is our annual cash bonus plan, which we believe will ultimately result in an increase in stockholder value because our incentives under it are linked to business objectives that we believe will deliver our long-term success.
As required under the SoftBank Merger Agreement, the Compensation Committee used two six-month performance periods for determining the amount of plan payments under the 2013 STIC plan rather than one annual performance period. Based on performance against stated objectives, our named executive officers must have been employed through December 31, 2013 in order to be eligible to receive full compensation for the performance period. A prorated payout is received by employees who are terminated during the year as the result of death, disability, retirement, or involuntary termination without cause.
In February 2013, the Compensation Committee established financial and operational objectives and their respective weightings and targets for the first half-year 2013 performance period, continuing to balance our senior management team's and other plan participants' focus among our most critical financial and strategic objectives, which remained as growing revenue and earnings while increasing subscriber growth and reducing churn. To that end, the Compensation Committee established the following objectives and weightings for the first half of 2013:

•	adjusted EBITDA, 50%;

•	Sprint platform postpaid subscriber churn, 30%; and

•	Sprint platform net additions, 20%.
Following the close of the SoftBank Merger, the Compensation Committee reaffirmed the stated objectives from the first half-year 2013 performance period by establishing the same objectives for the second half of 2013.
To further our goal of tying a significant portion of each named executive officer's total annual compensation to our business performance, the STIC plan provides for a payment equal to the named executive officer's targeted opportunity (set at a percentage of his base salary) only if our actual results meet the targets.

Similarly, a payment in excess of a named executive officer's targeted opportunity may be made if our actual performance exceeds the targeted objectives (capped at 200%), a payment below targeted opportunity may be made if our actual performance is below the target objectives but exceeded the minimum threshold level, and no payout would be made if our actual performance does not exceed the minimum threshold level. There were no material changes in our named executive officers' targeted short-term incentive opportunities for 2013 compared to 2012.
Long-Term Incentive Compensation Plan
Our LTIC plan serves our compensation objectives by linking payment to achievement of financial and operational objectives and by linking executive interests with those of our stockholders.
Pursuant to the SoftBank Merger Agreement and following evaluation of the factors critical to driving long-term stockholder value, the Compensation Committee established the components and terms of the 2013 LTIC plan. Since 2009, the Compensation Committee has used performance units (cash-settled) as a component of awards under the LTIC plan. This was done during our turnaround phase when the stock price was low and highly volatile. However, the Compensation Committee returned to awards issued under the 2013 LTIC plan comprised solely of equity in light of the transformative SoftBank Merger and the desire to provide incentives for achieving long-term growth and alignment of stockholder interests. The Compensation Committee granted half of executives' LTIC plan opportunities in the form of performance-based RSUs and half in time-based RSUs. The time-based RSUs were granted as a component in order to promote executive retention while allowing us to set aggressive performance goals for the performance-based RSUs component. In light of these considerations, the Compensation Committee established awards under the 2013 LTIC plan as follows:

•	Time-based RSUs—vest on February 27, 2016.

•	Performance-based RSUs—vest on February 27, 2016, with payout conditioned on achievement of a predetermined performance objective during a single two-year performance period of 2014-2015.
The 2013 LTIC plan places a longer-term focus on Company earnings and growing subscribers and revenues through establishing cumulative adjusted EBITDA as the primary performance objective. This metric was chosen for the performance period because it represents a critical financial and strategic objective. Payment on the adjusted EBITDA objective in excess of 150% up to 200% of the targeted opportunity is contingent on achieving an additional objective of retail net subscriber additions, which includes both prepaid and postpaid additions but excludes wholesale and affiliate additions. The Compensation Committee believes use of retail net subscriber additions supports Sprint’s core focus of growing our subscriber base.
Mr. Johnson's target compensation under the 2013 LTIC plan increased in connection with his increased responsibilities discussed under "—Base Salary" above. His LTIC opportunity after the increase remained below median for the peer group.
Other Compensation Decisions for 2013
On September 10, 2013, Mr. Elfman entered into an amendment to his employment agreement. In exchange for continuing his employment through the earlier of certain specified employment terminations and January 2, 2015, Mr. Elfman is entitled to the following under the amendment: (1) relocation of Mr. Elfman's place of performance to Seattle, Washington, (2) any change in his reporting relationship to anyone other than the chief executive officer or the board would constitute an event of "good reason" as defined in the agreement; and (3) following termination under certain circumstances and execution of a general release, continued and/or prorated accelerated vesting of his then-outstanding equity as if he was involuntarily terminated without cause on his termination date.
As a result of the SoftBank Merger, which complicated our ability to accurately measure performance based on the goals that were originally set, the performance units and performance-based RSUs granted under the 2012 LTIC plan and, with respect to the 2013 annual performance period, the 2011 LTIC plan, were deemed met at target. Amounts deemed earned at target for these awards are included in the summary compensation table in the “Non-Equity Incentive Plan Compensation” column for 2013.

Other Components of Executive Compensation
Our named executive officers' total rewards opportunities consist of a number of other elements important to our compensation philosophy for 2013 of attracting, retaining, and motivating our named executive officers:

•
Employee Benefit Plans and Programs. Our compensation program includes a comprehensive array of health and welfare benefits in which our eligible employees, including our named executive officers, are eligible to participate. We pay all of the costs for some of these benefit plans, and participants contribute a portion of the cost for other benefit plans.

•
Retirement Programs. Our retirement program consists of the Sprint Corporation 401(k) Plan, which provides participants a fixed matching contribution on up to 4% of eligible compensation, an opportunity to build financial security for their future. The amount of any matching contributions made by us to participating named executive officers is included in the "All Other Compensation" column of the 2013 Summary Compensation Table.

•
Deferred Compensation. Certain employees, including our named executive officers, are offered the opportunity to participate in the Sprint Corporation Deferred Compensation Plan, a nonqualified and unfunded plan, under which they may defer to future years the receipt of certain compensation in addition to that eligible under the 401(k) plan. Participants may elect to defer up to 50% of base salary and 75% of STIC plan payments. We believe this plan helps attract and retain executives by providing the participant another tax efficient retirement plan. Participants elect to allocate deferred and any matching contributions among one or more hypothetical investment options, which include one option that tracks our common stock and other options that track broad-based bond and equity indices. Our plan provides for a matching contribution using the same matching contribution percentage as our 401(k) plan of eligible earnings above the applicable annual limit, which is intended to compensate highly-compensated employees for limitations placed on our 401(k) plan by federal tax law. For 2013, Mr. Hesse participated in the Sprint Corporation Deferred Compensation Plan.

•
Personal Benefits and Perquisites. The limited personal benefits and perquisites that we provide to our named executive officers are intended to promote executive retention and to allow our executives to maximize their focus on the company. These benefits are summarized in footnote 5 to the 2013 Summary Compensation Table. As a result of the recommendations contained in an independent third-party security study, the Compensation Committee established an overall security program for Mr. Hesse. Under the security program, we currently provide Mr. Hesse with residential security systems and equipment, and he is required to use our aircraft for business and non-business travel. We believe these measures ensure the safety of Mr. Hesse and allow him to devote his full attention to Company business. Mr. Hesse is permitted to have his family accompany him on the corporate aircraft for business and non-business travel.

•
Change in Control. If a transaction that could result in a change in control were under consideration, we expect that our named executive officers would face uncertainties about how the transaction may affect their continued employment with us. We believe it is in our stockholders' best interest if our named executive officers remain employed and focused on our business through any transition period following a change in control and remain independent and objective when considering possible transactions that may be in stockholders' best interests but possibly result in the termination of their employment. Our change in control benefits accomplish this goal by providing each eligible named executive officer with a meaningful severance benefit in the event that a change in control occurs and, within a specified time period of the change in control, his employment is involuntarily terminated without "cause" or voluntarily terminated for "good reason."

The Sprint Corporation Change in Control Severance Plan, which we refer to as the CIC plan, provides severance benefits to a select group of senior executives, including our named executive officers, in the event of a qualified termination of employment in connection with a transaction that results in a change in control. Any of these benefits payable would be reduced to the extent of any severance benefit otherwise available under any other applicable policy, program, or plan so that there would be no duplication of benefits. The benefits upon termination in connection with a change in control to which our named executive officers are entitled, as described in "—Potential Payments upon Termination of Employment or Change in Control," are likewise competitive within our peer group.
The SoftBank Merger was a change in control under the Change in Control Severance Plan; however, on September 17, 2013, our board amended the plan to modify the definition of “Change in Control” to (i) exclude acquisitions by SoftBank or its controlled affiliates from the change in control trigger associated with a group (within the meaning of Section 13(d)(3) of the Securities Exchange Act) acquiring 30 percent or more of the combined voting power of the Company, and (ii) include Sprint Corporation ceasing to have equity securities trading on a national securities exchange as a change in control trigger. The board also amended the plan to include an “offset” of change in control benefits for pay and benefits received during any “WARN” notification period to align with such an offset provided in the broad-based separation plan.
Tax Deductibility of Compensation
Section 162(m) limits to $1 million the amount of non-performance-based remuneration that we may deduct from our taxable income in any tax year with respect to our CEO and the three other most highly compensated executive officers, other than the CFO, at the end of the year. Section 162(m) provides, however, that we may deduct from our taxable income without regard to the $1 million limit the full value of all "qualified performance-based compensation."
Our base salary and perquisites and other personal benefits are not considered "qualified performance-based compensation" and therefore are subject to the limit on deductibility. Our STIC plan and LTIC plan awards may be considered "qualified performance-based compensation" if certain requirements are met, including among others that the maximum number of stock option or full value share awards and the maximum amount of other cash performance-based remuneration that may be payable to any one executive officer has been disclosed to and approved by stockholders prior to the award or payment.
The Compensation Committee considers Section 162(m) deductibility in designing our compensation program and incentive-based compensation plans. In general, we may design our STIC and LTIC plans to be compliant with the performance-based compensation rules of Section 162(m) in order to maximize deductibility. In certain circumstances, however, the Compensation Committee has determined it necessary in order to retain executives and attract candidates for senior level positions to offer compensation packages in which the non-performance-based elements exceed the $1 million Section 162(m) limit. The Compensation Committee makes no assurance that such compensation will be fully deductible for federal income tax purposes.
The awards under our 2013 STIC plan and performance-based RSUs under the 2013 LTIC plan are designed so that they may qualify as "qualified performance-based compensation" under Section 162(m), except for those awards to Mr. Johnson due to the terms of his employment agreement.
For the 2013 STIC plan, the Compensation Committee for the first six-month performance period, and a sub-committee comprised of Messrs. Bethune and Mullen (the "Section 16 Sub-Committee") of the Compensation Committee for the second six-month performance period, established Section 162(m) objectives for the named executive officers potentially subject to Section 162(m) at a small fraction of a percentage of our adjusted operating income. The Compensation Committee and Section 16 Sub-Committee are precluded from exercising upward discretion to the payout achieved under these objectives. The Section 16 Sub-Committee exercised its discretion to make payments under the STIC plan at levels below the payout achieved under the Section 162(m) objectives for both performance periods during 2013 as guided by the performance metrics discussed under "Outcomes for 2013 Incentive Awards—2013 STIC Plan."
For the performance-based RSU award for the 2013 LTIC plan, the Section 16 Sub-Committee established a Section 162(m) objective for the named executive officers potentially subject to Section 162(m) based on cumulative adjusted operating income during a single two-year performance period of 2014-2015. The Section 16 Sub-Committee is precluded from exercising upward discretion to the payout achieved under this objective.
Stock Ownership Guidelines
We have stock ownership guidelines for our named executive officers and other members of our senior management team. The board believes ownership by executives of a meaningful financial stake in our Company serves to align executives' interests with those of our stockholders. Our guidelines encourage our CEO to hold shares of our common stock with a value equal to five times his base salary, and encourage the other named executive officers to hold shares of our common stock with a value equal to three times their respective base salaries. Eligible shares and share equivalents counted toward ownership consist of:

•	common or preferred stock, including those purchased through our Employee Stock Purchase Plan;

•	restricted stock or RSUs;

•	intrinsic value (the excess of the current stock price over the option's exercise price) of vested, in-the-money stock options; and

•	share units held in our 401(k) plan and various deferred compensation plans.
Persons subject to the stock ownership guidelines have five years beginning on the date on which the person becomes subject to the ownership guidelines to achieve the ownership requirement. Failure to meet the ownership requirement as of such date results in the requirement to retain 50% of shares received on vesting of restricted stock units and option exercises until the requirement is met. As of December 31, 2013, all of our named executive officers who have been with the Company for at least five years had met the stock ownership guidelines.
Stockholder Say-on-Pay Vote
We provide our stockholders with the opportunity to cast an annual advisory vote on named executive officer compensation (a “say-on-pay proposal”). At our last annual meeting of stockholders, 81% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee considered the voting results at discussions among its members during its meetings, and the Compensation Committee believes this vote affirms stockholders' support of the Company's approach to executive compensation. As a result of this consideration, we did not change our approach to named executive officer compensation in 2013. The Compensation Committee will continue to consider the outcome of the Company's say-on-pay votes when making future compensation decisions for the named executive officers.
Compensation Committee Report
The Compensation Committee has reviewed and discussed Sprint's Compensation Discussion and Analysis with management. Based on these reviews and discussions, the Compensation Committee recommended to the board that Sprint's Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2013.
The Compensation Committee
Gordon M. Bethune, Chair
Ronald D. Fisher
Adm. Michael G. Mullen

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
In coming to this conclusion, in late 2013 and early 2014, our human resources department reviewed the Company's incentive plans, surveying sales- and nonsales-related compensation programs, as well as executive and non-executive compensation programs. Pay philosophies, performance objectives and overall incentive plan designs were reviewed. Human resources discussed plan elements with representatives from the business functions responsible for incentive plan design and administration. Design features were assessed to determine whether there is a likelihood that incentive plans could encourage excessive risk-taking resulting in a material adverse effect on the Company and to ensure that appropriate governance is in place to mitigate risk under unforeseen circumstances. The results of this assessment were reviewed by the Compensation Committee on February 18, 2014. In addition, the Compensation Committee's independent consultant, Cook, considered risk in all aspects of the plans in which our executives participate and advised the Compensation Committee accordingly. Cook confirmed that there are no aspects of the programs described in the preceding Compensation Discussion and Analysis that create an incentive to take risks that are reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table
The table below summarizes the compensation of our named executive officers that is attributable to the fiscal years ended December 31, 2013, 2012, and 2011. The named executive officers are our President and CEO, our CFO, our three other most highly compensated executive officers serving at December 31, 2013 and one individual for whom disclosure would have been provided but for the fact that he was not an executive officer as of December 31, 2013. Amounts included in "Non-Equity Incentive Plan Compensation" for 2013 include performance units granted under the 2012 LTIC plan, which, as provided for in the SoftBank Merger Agreement, were converted as if target performance had been achieved as of the closing date of the SoftBank Merger. Although these awards do not vest until December 31, 2014, the target amounts are required to be reported as earned in 2013 and account for nearly all of the increase over prior years' non-equity incentive plan compensation.
Each of our named executive officers has an employment agreement with us. For more information regarding our compensation philosophy and a discussion of the elements of our compensation program, see “—Compensation Discussion and Analysis.”

2013 Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
Daniel R. Hesse President and Chief Executive Officer	2013	1,200,000	—	27,782,547	6,291,160	13,431,914	—	372,078	49,077,699
	2012	1,200,000	—	3,560,070	1,214,695	5,002,457	—	167,334	11,144,556
	2011	1,200,000	829,322	3,222,768	1,692,000	4,844,272	—	94,289	11,882,651

Joseph J. Euteneuer Chief Financial Officer	2013	775,000	—	4,776,268	—	3,531,887	—	10,200	9,093,355
	2012	775,000	—	1,215,727	742,609	1,430,935	—	14,875	4,179,146
	2011	551,442	688,150	930,557	689,755	895,935	—	77,088	3,832,927

Steven L. Elfman President Network, Technology and Operations	2013	650,000	—	4,448,210	—	3,133,242	—	182,922	8,414,374
	2012	650,000	—	1,319,200	689,565	1,561,531	—	14,875	4,235,171
	2011	650,000	251,232	868,963	596,097	1,470,688	—	7,837	3,844,817

Robert L. Johnson President Sprint Retail and Chief Service and Information Technology Officer	2013	566,981	—	2,163,490	—	1,645,661	—	10,200	4,386,332
	2012	523,846	—	597,376	318,261	847,621	—	14,875	2,301,979
	2011	486,308	123,842	372,019	256,780	718,990	—	47,578	2,005,517

Charles R. Wunsch Senior Vice President, General Counsel, Corporate Secretary and Chief Ethics Officer	2013	465,769	—	1,902,962	—	1,406,534	—	10,200	3,785,465

Paget L. Alves former Chief Sales Officer	2013	391,418	—	1,879,862	—	1,415,554	—	4,990,229	8,677,063

_________________________________

(1)
The value shown for 2013 is the sum of three awards: the performance-based RSU awards allocable to the 2013 performance period under the 2011 LTIC plan plus time- and performance-based RSU awards under the 2013 LTIC plan. The value shown for Mr. Hesse also includes a retention award in the form of time-based RSUs.

	2011 pRSUs ($)	2013 RSUs ($)	2013 pRSUs ($)	Retention RSUs ($)	Total ($)
Hesse	1,884,969	6,900,003	7,940,384	11,057,191	27,782,547
Euteneuer	447,821	2,012,501	2,315,946	—	4,776,268
Elfman	428,946	1,868,747	2,150,517	—	4,448,210
Johnson	184,778	919,998	1,058,714	—	2,163,490
Wunsch	171,581	805,002	926,379	—	1,902,962
Alves	148,481	805,002	926,379	—	1,879,862
For the 2013 RSU awards, the value represents the aggregate grant date fair market value computed in accordance with FASB ASC Topic 718 as of the date the Compensation Committee approved the applicable objectives and targets for the two- year performance period under the 2013 LTIC plan. The performance-based RSUs granted under the 2013 LTIC plan are based on target opportunity and vest on February 27, 2016 but are also subject to performance-based vesting conditions. Payout values for performance-based RSUs under the 2013 LTIC plan based on maximum performance would be $15,880,768 for Mr. Hesse, $4,631,892 for Mr. Euteneuer, $4,301,034 for Mr. Elfman, $2,117,428 for Mr. Johnson, and $1,852,758 for each of Messrs. Wunsch and Alves. The time-based RSUs granted under the 2013 LTIC plan vest on February 27, 2016. The RSUs under the 2011 LTIC plan are allocated one-third to each annual performance period from 2011-2013 and represent the aggregate grant date fair market value computed in accordance with FASB ASC Topic 718 as of the date the Compensation Committee approved the applicable objectives and targets for the 2013 performance period. Each annual performance target was set by the Compensation Committee at the start of each respective single year performance period under the 2011 LTIC plan. For more information regarding Mr. Hesse's retention award, see "—Compensation Discussion and Analysis—Setting Executive Compensation—Other Compensation Decisions for 2013." For more information regarding the 2013 LTIC plan, see "—Compensation Discussion and Analysis—Primary Components of Executive Compensation—Long-Term Incentive Compensation Plan."

(2)
Represents the grant date fair value of options granted in 2013 computed in accordance with FASB ASC Topic 718. The grant date fair value for the options awarded is $3.63 per share. See "—Note 2—Summary of Significant Accounting Policies." For more information regarding Mr. Hesse's retention award, see "—Compensation Discussion and Analysis—Setting Executive Compensation—Other Compensation Decisions for 2013."

(3)
The value shown for 2013 is the sum of performance unit awards under the 2011 LTIC plan allocable to the 2013 performance period, performance unit awards earned in 2013 under the 2012 LTIC plan, and the payout under the 2013 STIC plan.

	2011 Performance Units ($)	2012 Performance Units ($)	2013 STIC Plan ($)	Total ($)
Hesse	1,956,800	8,620,000	2,855,114	13,431,914
Euteneuer	583,334	1,750,000	1,198,553	3,531,887
Elfman	541,667	1,625,000	966,575	3,133,242
Johnson	233,334	750,000	662,327	1,645,661
Wunsch	216,667	700,000	489,867	1,406,534
Alves	187,500	700,000	528,054	1,415,554
With respect to the 2013 STIC plan, each named executive officer earned a payout of 118.96% of his targeted opportunity based on actual performance in 2013. For more information regarding our STIC plan, see "—Compensation Discussion and Analysis—Primary Components of Executive Compensation—Short-Term Incentive Compensation Plan."
With respect to the performance units under the 2011 LTIC plan, the amount shown is the amount allocable to the 2013 performance period with respect to performance units granted by the Compensation Committee on February 23, 2011. The performance unit award under the 2011 LTIC plan is allocated one-third to each annual performance period for three years (2011-2013) and is payable in cash after the end of the three-year period. Each annual performance target is set by the Compensation Committee at the start of each respective single-year performance period, and the payout of the performance unit award may range from 0% to 150% based on the achievement of specified results. As a result of the SoftBank Merger, the performance units granted under the 2011 LTIC plan with respect to the 2013 annual performance period were deemed met at target, resulting in an aggregate payout percentage for our named executive officers of 100% for those awards. Performance units granted under the 2012 LTIC plan were deemed met at target as a result of the SoftBank Merger, resulting in an aggregate payout percentage for our named executive officers of 100% for those awards. See "—Note 2—Summary of Significant Accounting Policies" and "—Compensation Discussion and Analysis—Setting Executive Compensation—Other Compensation Decisions for 2013."

(4)
Change in pension value was $(29,263) and $(28,521) for Messrs. Wunsch and Alves, respectively, due to change in interest and mortality assumptions. No amounts were attributable to above-market or preferential earnings on non-qualified deferred compensation.

(5)	Consists of: (a) amounts contributed by us under our 401(k) and deferred compensation plans; and (b) perquisites and other personal benefits and tax gross-ups as follows:

	Year	Company Contributions to 401(k) and Deferred Compensation Plans ($)	Perquisites and Other Personal Benefits and Tax Gross-Ups ($)(i)
Hesse	2013	129,911	242,167
Euteneuer	2013	10,200	—
Elfman	2013	10,200	172,722
Johnson	2013	10,200	—
Wunsch	2013	10,200	—
Alves	2013	10,200	4,980,029
____________________________________
(i) The perquisites and other personal benefits received by Mr. Hesse in 2013 consisted of: non-business use of our corporate aircraft by Mr. Hesse and his family, which had an incremental cost to us of $6,686; costs for security services for Mr. Hesse's residence, which had an incremental cost to us of $8,687; and $226,794 in legal fees relating to the negotiation of Mr. Hesse's employment contract.
The incremental cost of use of our aircraft is calculated by dividing the total variable costs (such as fuel, aircraft maintenance, engine warranty expense, contract labor expense and other trip expenses) by the total flight hours for the past twelve months and multiplying such amount by the individual's total number of flight hours for non-business use for the year.
The Compensation Committee has established an overall security program for Mr. Hesse. Under the security program, we provided Mr. Hesse with residential security systems and equipment and he was required to use our aircraft for business travel as well as non-business travel. Mr. Hesse was permitted to have his family accompany him on the corporate aircraft for business and non-business travel.
The amount disclosed for Mr. Elfman consists of relocation costs of $143,549 in connection with relocation of Mr. Elfman's principal place of work to Seattle, Washington and $29,173 in related tax gross-ups. For more information regarding Mr. Elfman's relocation, see "—Compensation Discussion and Analysis—Setting Executive Compensation—Other Compensation Decisions for 2013."
The amount disclosed for Mr. Alves consists of $4,980,029 in severance payments upon termination of his employment pursuant to his employment agreement. For more information regarding these severance payments, see "Potential Payments upon Termination of Employment or Change in Control."
Grants of Plan-Based Awards
The table below summarizes awards under our STIC and LTIC incentive plans, and other option awards, to our named executive officers in 2013. These awards consisted of the following:

•	Awards granted pursuant to our 2013 STIC plan;

•	Performance units and performance-based RSUs for the 2013 portion of our 2011 LTIC plan;

•	Time-based and performance-based RSUs granted pursuant to our 2013 LTIC plan; and

•	Stock options and time-based RSUs granted to Mr. Hesse.

2013 Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Award Type	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Hesse	2/27	STI(1)	600,000	2,400,000	4,800,000	—	—	—	—	—	—	—
	2/27	LTI(2)	1,467,600	5,870,400	8,805,600	—	—	—	—	—	—	—
	2/27	pRSU(3)	—	—	—	—	321,667	321,667	—	—	—	1,884,969
	9/16	pRSU(4)	—	—	—	298,960	1,195,841	2,391,682	—	—	—	7,940,384
	7/24	RSU(5)	—	—	—	—	—	—	1,195,841	—	—	6,900,003
	8/1	RSU(6)	—	—	—	—	—	—	1,733,102	—	—	11,057,191
	8/1	SO(7)	—	—	—	—	—	—	—	1,733,102	6.38	6,291,160
Euteneuer	2/27	STI(1)	251,875	1,007,500	2,015,000	—	—	—	—	—	—	—
	2/27	LTI(2)	437,500	1,750,000	2,625,000	—	—	—	—	—	—	—
	2/27	pRSU(3)	—	—	—	—	76,420	76,420	—	—	—	447,821
	9/16	pRSU(4)	—	—	—	87,197	348,787	697,574	—	—	—	2,315,946
	7/24	RSU(5)	—	—	—	—	—	—	348,787	—	—	2,012,501
Elfman	2/27	STI(1)	203,125	812,500	1,625,000	—	—	—	—	—	—	—
	2/27	LTI(2)	406,250	1,625,000	2,437,500	—	—	—	—	—	—	—
	2/27	pRSU(3)	—	—	—	—	73,199	73,199	—	—	—	428,946
	9/16	pRSU(4)	—	—	—	80,968	323,873	647,746	—	—	—	2,150,517
	7/24	RSU(5)	—	—	—	—	—	—	323,873	—	—	1,868,747
Johnson	2/27	STI(1)	142,757	571,027	1,142,054	—	—	—	—	—	—	—
	2/27	LTI(2)	175,000	700,000	1,050,000	—	—	—	—	—	—	—
	2/27	pRSU(3)	—	—	—	—	31,532	31,532	—	—	—	184,778
	9/16	pRSU(4)	—	—	—	39,861	159,445	318,890	—	—	—	1,058,714
	7/24	RSU(5)	—	—	—	—	—	—	159,445	—	—	919,998
Wunsch	2/27	STI(1)	105,285	421,138	842,276	—	—	—	—	—	—	—
	2/27	LTI(2)	162,500	650,000	975,000	—	—	—	—	—	—	—
	2/27	pRSU(3)	—	—	—	—	29,280	29,280	—	—	—	171,581
	9/16	pRSU(4)	—	—	—	34,879	139,515	279,030	—	—	—	926,379
	7/24	RSU(5)	—	—	—	—	—	—	139,515	—	—	805,002
Alves	2/27	STI(1)	118,750	475,000	950,000	—	—	—	—	—	—	—
	2/27	LTI(2)	140,625	562,500	843,750	—	—	—	—	—	—	—
	2/27	pRSU(3)	—	—	—	—	25,338	25,338	—	—	—	148,481
	9/16	pRSU(4)	—	—	—	34,879	139,515	279,030	—	—	—	926,379
	7/24	RSU(5)	—	—	—	—	—	—	139,515	—	—	805,002
_____________________________________

(1)
STI—Represents the threshold, target and maximum estimated possible payouts for fiscal year 2013 under our 2013 STIC plan. Payouts under the 2013 STIC plan, which were based on our 2013 actual performance compared to the financial and operating objectives of the plan, were made at approximately 118.96% of each named executive officer's target opportunity and are reflected in the 2013 Summary Compensation Table in the column entitled "Non-Equity Incentive Plan Compensation." Each performance objective under the plan had a threshold achievement level, below which there would be no payout, a target achievement level, at which the target opportunity would be paid, and a maximum achievement level, at which 200% of the target would be paid for the annual performance period. For purposes of this table, the minimum estimated possible payout assumes that the threshold achievement level was satisfied and for target, assumes payout at satisfaction of target. For more information on the 2013 STIC plan, see "Compensation Discussion and Analysis—Primary Components of our Executive Compensation—Short-Term Incentive Compensation Plan."

(2)
LTI—Represents the threshold, target and maximum estimated possible payouts for the 2013 portion of performance units granted by the Compensation Committee on February 23, 2011 under our 2011 LTIC plan; the 2013 Summary Compensation Table reflects target payouts, as described in footnote 3 thereto. As a result of the SoftBank Merger, the performance units granted under the 2011 LTIC plan with respect to the 2013 annual performance period were deemed met at target, resulting in an aggregate payout percentage for our named executive officers of 100% for those awards.

(3)
pRSUs—Represents a performance-based RSU award for the 2013 portion of our 2011 LTIC plan, which, as granted, was payable only upon satisfaction of performance conditions, and now is payable at target in accordance with the SoftBank Merger Agreement and vested 100% on February 23, 2014 (April 4, 2014 for Mr. Euteneuer).

(4)
pRSUs—Represents a performance-based RSU award granted under our 2013 LTIC plan, which is subject to adjustment in accordance with the performance objectives. Vesting occurs 100%, as adjusted for achievement in the two-year performance period ending on December 31, 2015, on February 27, 2016. 27,113 of Mr. Alves’ performance-based RSUs vested, and the remainder were forfeited, in connection with his termination.

(5)
RSUs—Represents a time-based RSU award granted under our 2013 LTIC plan. Vesting occurs 100% on February 27, 2016. 27,113 of Mr. Alves’ time-based RSUs vested, and the remainder were forfeited, in connection with his termination.

(6)	RSUs—Represents a time-based RSU award granted to Mr. Hesse. Vesting occurs 100% on August 1, 2018.

(7)	SO—Represents stock options granted to Mr. Hesse. Vesting occurs 100% on August 1, 2018.
Outstanding Equity Awards at Fiscal Year-End
The table below summarizes option and equity awards outstanding as of December 31, 2013 held by each of our named executive officers based on the closing price of a share of our common stock of $10.75 on that date.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)(1)		Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(1)
Hesse	—		1,733,102	(2)	6.38	8/1/2023	5,003,104	(7)	53,783,368	1,195,841	(8)	12,855,291
	370,964	(3)	741,929	(3)	2.00	2/22/2022	—		—	—		—
	670,651	(4)	335,326	(4)	3.76	2/23/2021	—		—	—		—
	254,035	(5)	254,035	(5)	3.09	3/16/2020	—		—	—		—
	2,968,678	(6)	—		3.22	2/25/2019	—		—	—		—
	573,795	(6)	—		5.84	3/26/2018	—		—	—		—
	1,117,753	(6)	—		12.45	12/17/2017	—		—	—		—
	1,117,753	(6)	—		14.94	12/17/2017	—		—	—		—
	1,425,135	(6)	—		17.42	12/17/2017	—		—	—		—
Euteneuer	226,790	(3)	453,581	(3)	2.00	2/22/2022	1,133,260	(7)	12,182,545	348,787	(8)	3,749,460
	254,447	(9)	127,224	(9)	4.14	4/4/2021	—		—	—		—
Elfman	210,590	(3)	421,182	(3)	2.00	2/22/2022	1,028,602	(7)	11,057,472	323,873	(8)	3,481,635
	236,272	(4)	118,137	(4)	3.76	2/23/2021	—		—	—		—
	228,630	(5)	76,211	(5)	3.09	3/16/2020	—		—	—		—
	989,677	(6)	—		3.22	2/25/2019	—		—	—		—
	172,138	(6)	—		7.06	5/4/2018	—		—	—		—
	487,038	(6)	—		8.48	5/4/2018	—		—	—		—
Johnson	—		194,392	(3)	2.00	2/22/2022	477,990	(7)	5,138,393	159,445	(8)	1,714,034
	—		50,890	(4)	3.76	2/23/2021	—		—	—		—
	—		32,517	(5)	3.09	3/16/2020	—		—	—		—
Wunsch	—		181,432	(3)	2.00	2/22/2022	436,376	(7)	4,691,042	139,515	(8)	1,499,786
	—		47,255	(4)	3.76	2/23/2021	—		—	—		—
	—		33,025	(5)	3.09	3/16/2020	—		—	—		—
Alves	181,432	(6)	—		2.00	2/22/2022	—		—	27,113	(8)	291,465
	40,894	(6)	—		3.76	2/23/2021	—		—	—		—
	28,580	(6)	—		3.09	3/16/2020	—		—	—		—
_____________________________________

(1)	Market value is based on the closing price of a share of our common stock of $10.75 on December 31, 2013.

(2)	Stock options vest 100% on August 1, 2018.

(3)	Stock options vest/vested 33 1/3% on February 22, 2013, February 22, 2014 and February 22, 2015.

(4)	Stock options vest/vested 33 1/3% on February 23, 2012, February 23, 2013 and February 23, 2014.

(5)	Stock options vest/vested 25% on March 16, 2011, March 16, 2012, March 16, 2013 and March 16, 2014.

(6)	Stock options are fully vested.

(7)
Consists of Mr. Euteneuer's restricted stock award of 32,718 shares that vest on April 4, 2014 and performance-based RSUs for each named executive officer (other than Mr. Alves) that vest on February 23, 2014 (April 4, 2014 for Mr. Euteneuer) and with respect to which the applicable performance periods have been completed:

Amount
Hesse	958,903
Euteneuer	227,809
Elfman	218,207
Johnson	93,997
Wunsch	87,283

Consists of Mr. Hesse’s time-based RSU award of 1,733,102 shares that vest on August 1, 2018 and time-based RSUs for each named executive officer (other than Mr. Alves) that vest on February 27, 2016:

Amount
Hesse	1,195,841
Euteneuer	348,787
Elfman	323,873
Johnson	159,445
Wunsch	139,515

Consists of performance-based RSUs that vest on February 22, 2015 and with respect to which the applicable performance periods have not been completed:

Amount
Hesse	1,115,258
Euteneuer	523,946
Elfman	486,522
Johnson	224,548
Wunsch	209,578

(8)	Consists of performance-based RSUs that vest on February 27, 2016 and with respect to which the applicable performance periods have not been completed:

Amount
Hesse	1,195,841
Euteneuer	348,787
Elfman	323,873
Johnson	159,445
Wunsch	139,515

Mr. Alves received an acceleration of 27,113 of his performance-based RSUs in connection with his termination, the shares underlying which will be delivered after Company performance is determined.

(9)	Stock options vest/vested 33 1/3% on April 4, 2012, April 4, 2013 and April 4, 2014.

Option Exercises and Stock Vested
The table below summarizes option awards that were exercised and stock awards that vested in 2013 with respect to each of our named executive officers.

	Option Awards		Stock Awards

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)		Value Realized on Vesting ($)(1)
Hesse	—	—	738,781	(2)	4,332,951
Euteneuer	—	—	—		—
Elfman	—	—	221,634	(3)	1,299,883
Johnson	871,267	6,207,777	94,564	(4)	554,618
Wunsch	324,387	2,259,355	96,041	(5)	563,280
Alves	438,683	3,013,752	395,336	(6)	2,431,046
_____________________________________

(1)
Amounts reflect the average high and low common stock price as reported on the NYSE composite of the underlying common stock on the day the option shares were exercised or RSU award vested multiplied by the number of shares that vested or were exercised.

(2)
Mr. Hesse surrendered 323,775 shares of common stock receivable upon the vesting of his RSU award to satisfy tax withholding obligations, resulting in Mr. Hesse receiving 415,006 shares of our common stock.

(3)
Mr. Elfman surrendered 97,133 shares of common stock receivable upon the vesting of his RSU award to satisfy tax withholding obligations, resulting in Mr. Elfman receiving 124,501 shares of our common stock.

(4)
Mr. Johnson surrendered 32,352 shares of common stock receivable upon the vesting of his RSU award to satisfy tax withholding obligations, resulting in Mr. Johnson receiving 62,212 shares of our common stock.

(5)
Mr. Wunsch surrendered 37,505 shares of common stock receivable upon the vesting of his RSU award to satisfy tax withholding obligations, resulting in Mr. Wunsch receiving 58,536 shares of our common stock.

(6)
Mr. Alves surrendered 61,309 shares of common stock receivable upon the vesting of 158,645 RSUs to satisfy tax withholding obligations, resulting in Mr. Alves receiving 97,336 shares of our common stock. Mr. Alves also vested in 236,691 RSUs that will be delivered to him in 2014.

Pension Benefits
The table below summarizes, as of December 31, 2013, pension benefits to which our named executive officers are entitled, which include:

•	Sprint Retirement Pension Plan (Qualified Plan) designed to provide funded, tax-qualified defined benefits up to the limits on compensation and benefits under the Internal Revenue Code; and

•	Sprint Supplemental Executive Retirement Plan (SERP), which provides unfunded, non-qualified benefits in excess of the limits applicable to the Qualified Plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Hesse	—	—	—	—
Euteneuer	—	—	—	—
Elfman	—	—	—	—
Johnson	—	—	—	—
Wunsch	Sprint Retirement Pension Plan	12.7	213,239	—
	Sprint Supplemental Executive Retirement Plan	12.7	43,646	—
Alves	Sprint Retirement Pension Plan	6.0	148,644	—
	Sprint Supplemental Executive Retirement Plan	6.0	142,138	—
_____________________________________

(1)
The Present Value of Accumulated Benefit amounts have been measured as of December 31, 2013, and are based on a number of assumptions, including: (i) a discount rate of 5.3%; (ii) mortality rates based on standard actuarial tables; (iii) no retirements prior to normal retirement age or withdrawals for disability or otherwise prior to retirement; and (iv) a normal retirement age of 65 for all benefits.

Sprint Retirement Pension Plan

The Qualified Plan is a tax-qualified defined benefit pension plan. Only individuals who were employed with us prior to August 12, 2005, the date of the Sprint-Nextel merger, are eligible to participate in the Qualified Plan. Messrs. Wunsch and Alves were the only named executive officers eligible to participate in the Qualified Plan for 2013.

Benefits under the Qualified Plan are based on each participant’s number of years of credited service and his or her eligible compensation. Benefit accruals under the plan were frozen on December 31, 2005 for all plan participants. Eligible compensation under the Qualified Plan is equal to the sum of base salary, certain annual short term incentive compensation, sales commissions and sales bonus compensation, including any amounts deferred under applicable deferred compensation plans, subject to annual compensation limits under the Internal Revenue Code.
The benefit amount, expressed as a single life annuity beginning at age 65, is equal to:

•	the product of 1.5% and the average annual compensation for the 60 months ending on December 31, 1993, multiplied by the number of years of credited service through December 31, 1993, plus

•	the product of 1.5% and eligible compensation earned from January 1, 1994 through December 31, 2005.

Benefits are limited by the Internal Revenue Code. The limit for 2013 is $205,000, expressed as a single life annuity beginning at normal retirement age. Benefits under the Qualified Plan are payable in the form of an annuity with monthly benefit payments. No lump sums are available for the named executive officers. Benefits under this plan are funded by an irrevocable tax-exempt trust.

Participants who are at least age 55 and have at least 10 years of service are eligible to elect a reduced early retirement benefit. The benefit is reduced by 5% for each year the benefit commences before age 65. Both Messrs. Wunsch and Alves were eligible for early retirement benefits under the Qualified Plan as of December 31, 2013.
Sprint Supplemental Executive Retirement Plan

The SERP is an unfunded, non-qualified defined benefit pension plan designed to restore a participant’s overall retirement benefit to the level that would have been payable under the Qualified Plan absent certain IRC limitations. Messrs. Wunsch and Alves were the only named executive officers eligible to participate in the SERP for 2013.
Benefits under the SERP are based on each participant’s number of years of credited service and the participant’s eligible compensation. Benefit accruals under the plan were frozen on December 31, 2005 for all plan participants. The years of credited service for eligible named executive officers are based only on their service while eligible for participation in the Qualified Plan.

Eligible compensation under the SERP is equal to the sum of base salary, certain annual short term incentive compensation, sales commissions, and sales bonus compensation, inclusive of any amounts deferred under applicable deferred compensation plans. The amount of such compensation is not limited by the Internal Revenue Code annual compensation limits.
The benefit amount, expressed as a single life annuity beginning at age 65, is equal to:

•	the product of 1.5% and the average annual compensation for the 60 months ending on December 31, 1993, multiplied by the number of years of credited service through December 31, 1993, plus

•	the product of 1.5% and eligible compensation earned from January 1, 1994 through December 31, 2005.
This benefit amount is reduced by the benefit amount provided by the Qualified Plan.
Benefits under the SERP are payable in the form of an annuity with monthly benefit payments. No lump sums are available for the named executive officers. The SERP is unfunded; thus, participants are general creditors of ours with respect to their SERP benefit payments.

Participants who are at least age 55 and have at least 10 years of service are eligible to elect a reduced early retirement benefit. The benefit is reduced by 5% for each year the benefit commences before age 65. Both Messrs. Wunsch and Alves were eligible for early retirement benefits under the SERP as of December 31, 2013.

Nonqualified Deferred Compensation
Certain employees, including our named executive officers, are entitled to participate in the Sprint Corporation Deferred Compensation Plan, a nonqualified and unfunded plan under which participants may defer to future years the receipt of certain compensation. For 2013, the plan permitted participants to defer up to 50% of base salary and up to 75% of their STIC plan payout. To compensate participants for federal tax law limitations under our 401(k) plan, we match deferrals to the plan using the same matching contribution formula as our 401(k) plan for eligible compensation above the applicable annual limit, which for 2013 was $255,000. Of our named executive officers, only Mr. Hesse participated in this plan with respect to compensation earned during 2013. The table below summarizes the information with respect to this plan and the activity and balances with respect to the account of each named executive officer.

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions($)	Aggregate Balance at Last FYE ($)(3)
Hesse	162,734	119,711	16,255	—	1,151,715
Euteneuer	—	—	—	—	—
Elfman	—	—	—	—	—
Johnson	—	—	—	—	—
Wunsch	—	—	1,697	—	136,245
Alves	—	—	952	116,531	—
_____________________________________

(1)
Includes contributions by Mr. Hesse with respect to 2013 base salary and 2013 STIC plan compensation, the amounts of which are included in the 2013 Summary Compensation Table in the "Salary" and "Non-Equity Incentive Plan Compensation".

(2)
Represents matching contributions by us with respect to 2013 base salary deferrals on STIC plan compensation paid in 2014 but earned in 2013 and will not be credited to Mr. Hesse's account until March 20, 2014, the respective amounts of which are included in the 2013 Summary Compensation Table in the "All Other Compensation" column.

(3)	Represents the aggregate balance as of December 31, 2013, which does not include the matching contribution noted in footnote 2 above.
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
Potential Payments upon Termination of Employment or Change in Control
Upon a December 31, 2013 termination of employment due to a resignation without good reason or termination by us with cause, our named executive officers would be entitled to only those payments and benefits provided to all our salaried employees on a non-discriminatory basis, including:

•	accrued salary and vacation pay; and

•	payment of any vested balances or accrued benefits under our 401(k) plan, deferred compensation plan, pension plan, and supplemental executive retirement plan.
In addition, while none of our named executive officers satisfied the age and service requirements as of December 31, 2013, had their termination been at their normal retirement, they would be entitled to receive (consistent with benefits provided to all our salaried employees) (1) the 2013 STIC plan award payable based on actual performance, (2) the 2011 LTIC plan performance unit award payable based on actual performance through 2012 and at target for the 2013 performance period and accelerated vesting of options granted with exercisability thereof for five years and of (except for those granted under the 2013 LTIC plan) RSUs granted with performance-based RSUs payable at target; and (3) continued participation in group life and health plans.
For more information on the retirement and deferred compensation benefits available to our named executive officers, see "—Setting Executive Compensation—Other Components of Executive Compensation."
Pursuant to the terms of our named executive officers' respective employment agreements or our Change in Control Severance Plan (CIC Severance Plan), upon an involuntary termination without cause or resignation for good reason (in connection with a change in control or not) or a termination in connection with their disability or death, our named executive officers would be entitled to not only their accrued benefits noted above, but other payments and benefits as set forth in more detail below.
While each of the applicable employment agreements and the Change in Control Severance Plan set forth relevant definitions in full, generally:
Change in control means: the acquisition by a person or group of 30% or more of Sprint's voting stock; a change in the composition of a majority of our directors; the close of a merger, reorganization, business combination or similar transaction after which: Sprint's stockholders do not hold more than 50% of the combined entity, the members of Sprint's board do not constitute a majority of the directors of the combined entity, or a person or group holds 30% or more of the voting securities of the combined entity; or the liquidation or dissolution of Sprint. After closing of the SoftBank Merger, the board amended the definition of "Change in Control" to (1) exclude SoftBank or its controlled affiliates from the change in control trigger associated with a group acquiring 30 percent or more of the combined voting power of the Company, and (2) include Sprint ceasing to have equity securities trading on a national securities exchange as a change in control.
We have cause to terminate the employment of a named executive officer involuntarily where that officer materially breaches his employment agreement, fails to perform his duties, intentionally acts in a manner that is injurious to us, or violates our code of conduct.
Good reason means the occurrence of any of the following without the named executive officer's consent:

•	our material breach of his employment agreement; a reduction in salary or short-term incentive compensation target opportunity, except for across-the-board reductions; certain relocations; or

•	in connection with a change in control:

◦	a significant and adverse reduction of a named executive officer's duties or responsibilities or organizational status;

◦
the failure to provide a long-term incentive compensation opportunity comparable to other senior executives or a greater than 10% across-the-board reduction to any of base salary or short- or long-term incentive compensation opportunities; or

◦	our failure to obtain an agreement from a successor to assume the employment agreement.
The following table, footnotes and narrative describe the potential payments and benefits that would be provided to our named executive officers upon each respective hypothetical December 31, 2013 termination of employment scenario, based on the closing price of a share of our common stock of $10.75 on that date. The Non-CIC column shows the amounts due to each named executive officer in the event of his involuntary termination without cause or resignation with good reason on December 31, 2013. These amounts include the effect of the SoftBank Merger on July 10, 2013, which was a change in control of Sprint. Amounts in the CIC column assume a qualifying termination in connection with a subsequent change in control occurring after July 24, 2013.

Without Cause or For Good Reason(1)
			Non-CIC ($)(2)	CIC ($)	Disability ($)	Death ($)
Hesse	Salary-based		2,400,000	2,400,000	1,200,000	—
	STI-based		7,200,000	7,200,000	2,855,114	2,855,114
	LTI-based(3)		78,272,435	96,757,781	90,137,781	90,137,781
	Benefits/Perquisites		55,237	55,237	10,119	—
		Total	87,927,672	106,413,018	94,203,014	92,992,895

Euteneuer	Salary-based		1,550,000	1,550,000	775,000	—
	STI-based		3,022,500	3,022,500	1,198,553	1,198,553
	LTI-based(3)		18,721,284	24,112,847	22,362,847	22,362,847
	Benefits/Perquisites		55,237	55,237	10,119	—
		Total	23,349,021	28,740,584	24,346,519	23,561,400

Elfman	Salary-based		1,300,000	1,300,000	650,000	—
	STI-based		2,437,500	2,437,500	966,575	966,575
	LTI-based(3)		17,757,827	22,764,270	21,139,270	21,139,270
	Benefits/Perquisites		49,414	49,414	7,207	—
		Total	21,544,741	26,551,184	22,763,052	22,105,845

Johnson	Salary-based		1,250,000	1,250,000	625,000	625,000
	STI-based		2,021,972	2,021,972	662,327	662,327
	LTI-based(3)		10,556,581	10,556,581	9,806,581	9,806,581
	Benefits/Perquisites		71,084	71,084	10,542	—
		Total	13,899,637	13,899,637	11,104,450	11,093,908

Wunsch	Salary-based		980,000	980,000	490,000	—
	STI-based		1,323,000	1,323,000	489,867	489,867
	LTI-based(3)		7,507,123	9,663,749	8,963,749	8,963,749
	Benefits/Perquisites		46,062	46,062	5,531	—
		Total	9,856,185	12,012,811	9,949,147	9,453,616

_____________________________________

(1)
The CIC Severance Plan provides that if the payments and benefits provided to an executive under the CIC Severance Plan or any other plan or agreement would constitute an "excess parachute payment" for purposes of Section 280G of the Internal Revenue Code, the executive would either have his or her payments and benefits reduced to the highest amount that could be paid without triggering excise taxes under Section 4999 of the Internal Revenue Code or, if greater, receive the after-tax amount of his or her payment and benefits taking into account the excise taxes and any other applicable federal, state and local taxes. Amounts do not take into effect any possible reduction due to the effects of Section 280G of the Internal Revenue Code.

(2)
If Mr. Johnson’s termination was for good reason based on relocation, his salary-based benefit would have been $625,000, his STI-based benefit would have been $1,396,972, his LTI-based benefit would have been $10,556,581, and his benefits/perquisites would have been $10,542, for a total value of $12,589,095.

(3)
Includes performance units (payable in cash), stock options and RSUs. The value of options is based on the intrinsic value of the options, which is the difference between the exercise price of the option and the market price of our shares on December 31, 2013, multiplied by the number of options, and the value of RSUs is based on the market value of our stock on December 31, 2013, multiplied by the number of RSUs, as adjusted for performance prior to 2013, for performance-based RSUs.

Mr. Alves received, as a result of his involuntary termination without Cause not in connection with a change in control (but following the SoftBank Merger), payments and benefits of $950,000 in salary-based, $1,478,054 in STI-based, and $4,252,012 in LTI-based (as described in footnote 3 above) compensation and $49,089 in perquisites and benefits, for a total of $6,729,155.
Resignation for Good Reason or Involuntary Termination without Cause
If our named executive officers' employment had terminated either by them for good reason or by us without cause, they would have been entitled to:

•
a lump sum payment equal to their then-current base salary for their respective payment period, which is 24 months for each named executive officer (12 months for Mr. Johnson if his termination was for good reason based on relocation);

•
payment of their STIC plan award for 2013 at their STIC target opportunity plus a lump sum payment equal to their STIC target opportunity as of December 31, 2013 for their respective payment period and, for Messrs. Johnson and Alves, the difference between their 2013 STIC target opportunity for the first half performance period and the 2013 STIC Plan award based on actual performance for such period;

•
a payment of their 2011 LTIC plan performance unit award payable based on actual performance through 2012 and at target for the 2013 performance period, a payment of their 2012 LTIC plan performance unit award payable at target, and immediate vesting as of their termination date of:

◦	outstanding options with exercisability of such options vested through the 90th day (12 months for Mr. Johnson) after such vesting; and

◦
RSUs granted, prorated (except for Mr. Johnson) to their termination date for RSUs granted under the 2013 LTIC plan for a termination not following a change in control, with performance-based RSUs under the 2011 LTIC plan payable based on actual performance through 2012 and at target for the 2013 performance period, under the 2012 LTIC plan payable at target, and under the 2013 LTIC plan payable based on actual performance (at target for Mr. Johnson, or for terminations following a change in control); and

•
continued participation for the payment period at employee rates in our group health and life plans (and for Mr. Johnson, the long-term disability plan, and for Messrs. Wunsch and Alves, pension and supplemental retirement benefits) plans and outplacement services in an amount not to exceed $35,000 (for Mr. Johnson: $50,000; zero if his termination was for good reason based on relocation), each for the duration of his payment period.

In addition, Mr. Hesse would receive his Sign-On RSU Award (as defined in his employment agreement) on the first business day of the seventh month following his termination.
Termination Disability Plan Benefits
If our named executive officers' employment had terminated as a result of their disability, they would have been entitled to:

•
continuation of their base salary for 12 months, less (except for Mr. Johnson) any benefits paid under our Long-term Disability Plan, through periodic payment with the same frequency as our payroll schedule;

•	a payment of their 2013 STIC plan award payable based on actual performance;

•
the 2011 LTIC plan performance unit award payable based on actual performance through 2012 and at target for the 2013 performance period and immediate vesting of options granted with exercisability thereof for five years (12 months for Mr. Johnson) and of RSUs granted with performance-based RSUs payable at target; and

•	continued participation at employee rates in our group health and life plans for 12 months.
In addition, Mr. Hesse would receive his Sign-On RSU Award on the first business day of the seventh month following his termination.
Termination as a Result of Death
Had our named executive officers' employment terminated as a result of their death, their estates would have been entitled, as with respect to our employees generally, to a payment of the 2013 STIC plan award payable based on actual performance, the performance units under the 2011 LTIC plan payable based on actual performance through 2012 and at target for the 2013 performance period, and immediate vesting of options granted with exercisability thereof for 12 months and of RSUs granted with performance-based RSUs payable at target. Mr. Hesse’s estate also would have received his Sign-On RSU Award on the first business day of the seventh month following his death, and Mr. Johnson's estate also would have received continuation of his base salary for 12 months.
Conditions Applicable to the Receipt of Severance Payments and Benefits
As a condition to our named executive officers' entitlement to receive the amounts above, except for vested retirement or death benefits, they would have been:

•	required to execute a release in favor of us;

•	subject to confidentiality and non-disparagement provisions on a permanent basis following the termination of their employment; and

•	for the duration of their payment period, prohibited from:

◦	engaging in certain employment activities with a competitor of ours;

◦	soliciting our employees and certain other parties doing business with us to terminate their relationship with us; and

◦	soliciting or assisting any party to undertake any action that would be reasonably likely to, or is intended to, result in a change in control or seek to control our board.
If the named executive officer breached any of these obligations, he would have no rights in, and we would have no obligation to provide, any severance benefits yet to be paid or provided under his employment agreement and any outstanding equity-based award granted under his employment agreement would have terminated immediately.
Compensation of Directors
The compensation of our outside directors is partially equity-based and is designed to comply with our Corporate Governance Guidelines, which provide that the guiding principles behind our non-employee director compensation practices are: (1) alignment with stockholder interests; (2) preservation of independence; and (3) preservation of the fiduciary duties owed to all stockholders. In furtherance of these principles, our board believes directors should have a meaningful financial stake in the company, and therefore may establish a desired ownership level for non-employee directors of equity or equity interests of Sprint. To the extent any director has not met this minimum ownership level, each such director is expected to retain at least half of his or her shares or share equivalents (for example, options or restricted stock units) awarded by Sprint, subject to our board's consideration of individual circumstances. Our independent directors are also reimbursed for direct expenses relating to their activities as members of our board.
Components of Compensation
The following table summarizes director compensation for members of our board, with the exception of Messrs. Fisher and Son:

Compensation Element	Predecessor Period Compensation ($)	Successor Period Compensation ($)	2014 Compensation ($)
Annual Retainer	80,000	80,000	85,000
Chairman Retainer	150,000	N/A	N/A
Audit Chair Retainer	20,000	20,000	25,000
Compensation Chair Retainer	15,000	15,000	20,000
Security Director Retainer	N/A	155,000	160,000
Finance Chair Retainer	10,000	N/A	N/A
Nominating & Corporate Governance Chair Retainer or other standing committees	10,000	N/A	15,000
Special Chair Retainer(1)	10,000	10,000	15,000
Meeting Fees (per meeting):
In Person	2,000	2,000	2,000
Telephonic	1,000	1,000	1,000
Restricted Stock Units(2)	Annual grant value of 110,000	Annual grant value of 110,000	Annual grant value of 150,000
_____________________________________

(1)	Includes any non-standing committee of directors established from time to time., but excludes the Vacancy Resolution Committee.

(2)
Generally, RSUs, underlying which are shares of our common stock, are granted each year on the date of the annual meeting of stockholders. Each grant vests in full upon the subsequent annual meeting. Any new outside board member joining our board also receives a grant of RSUs upon his or her appointment that vests in full upon the subsequent annual meeting.

The dollar value of the outside directors' targeted annual grant is prorated for the time period between the date of the director's initial appointment to our board and the date of the subsequent annual meeting. The prorated RSU grant is intended to offer a competitive compensation package to our outside directors, to immediately align the interests of outside directors with our stockholders' interests and to be consistent with the manner in which the cash retainers are paid upon an outside director joining our board.
In connection with his appointment in January 2014, Mr. Claure was granted a sign-on RSU award of $110,000.

Mr. Son does not receive any fees for his service on our board. On August 6, 2013, our board determined Mr. Fisher’s compensation for serving as a member of our board. In recognition of his vice chairman activities, our board adopted an Affiliate Director compensation program for Mr. Fisher, to provide as follows:

(1)	Annual cash retainer of $500,000;

(2)
Annual grant of $500,000 in restricted stock units for 2013 to be granted as of August 6, 2013 and each year thereafter at the annual stockholders’ meeting and vesting in full upon the earlier of the subsequent annual stockholders’ meeting or the first anniversary of the date of the grant; and

(3)	Telecommunications services and products and matching of Mr. Fisher’s charitable contributions, capped at reasonable levels.

Other Benefits
We believe that it serves the interests of our company and our stockholders to enable our outside directors to utilize our communications services. Accordingly, each outside director, except Mr. Son, is entitled to receive wireless devices, including accessories and the related wireless service, wireline long distance services, and long distance calling cards with a maximum limit of $12,000 per year. Outside directors may also receive specialized equipment, on an as-needed basis, with equipment valued at greater than $1,000 requiring Compensation Committee approval. In addition to the value of the communications service, the value of any additional services and features and the value of the wireless devices, replacements and associated accessories are included in the value of the communications benefit. There may be other circumstances in which devices are provided to board members (such as demonstration, field testing, and training units, or devices for use while traveling internationally); these devices must be returned or they will be converted to a consumer account and applied toward the wireless devices under this communications benefit.
Our outside directors, except Mr. Son, are eligible for our charitable matching gifts program. Under this program, the Sprint Foundation matches contributions made to qualifying organizations on a dollar-for-dollar basis, up to the annual donor maximum of $5,000. The annual maximum contribution per donor, per organization is $2,500. As described in the director compensation table, Messrs. Glasscock and Hance were the only outside directors for whom the Sprint Foundation provided matching charitable contributions in 2013.
We do not offer retirement benefits to outside directors, except that our communications benefit as described above, continues after retirement from board service. To be eligible for the continuation of this benefit, members must have served on our board for at least three years, and the benefit will continue for such members for the period of time our board member served on our board (including service on the Sprint Nextel board). This extension of the communication benefit is available to board members retiring after January 1, 2014.
Deferred Compensation Plans

We maintain a Deferred Compensation Plan, a nonqualified and unfunded plan under which our outside directors can defer receipt of all or part of their annual and additional retainer fees and meeting fees into various investment funds and stock indices, including a fund that tracks our shares of common stock. In 2013, no directors participated in our Deferred Compensation Plan. Our directors may also participate in our Directors’ Shares Plan, under which they can elect to use all or part of their annual and additional retainer fees and meeting fees to purchase shares of our common stock in lieu of receiving cash payments. Our outside directors can also elect to defer receipt of these shares. In 2013, no directors participated in our Directors’ Shares Plan.
On an annual basis, our outside directors are given the opportunity to either enroll in or discontinue their participation in one or both of these plans. Our directors are also provided the opportunity to elect before the end of each calendar year to defer the receipt of shares underlying any portion of any RSU awarded in the following calendar year.
Stock Ownership Guidelines
    Our board believes directors should have a meaningful financial stake in the company, and therefore may establish a desired ownership level for non-employee directors of equity or equity interests. To the extent any director has not met this minimum ownership level, each such director is expected to retain at least half of his or her shares or share equivalents (for example, options or restricted stock units) awarded by Sprint, subject to our board's consideration of individual circumstances.
Our director stock ownership guidelines currently require directors, other than SoftBank Affiliate Directors (Messrs. Son, Fisher and Claure) to hold equity or equity rights equal to at least five times the annual board retainer amount (in other words $425,000 while the current $85,000 retainer is in place). To the extent any director has not met this minimum ownership level, each such director is expected to retain at least half of his or her shares or share equivalents awarded by us. Our board retains flexibility to grant exceptions to the guidelines based on its consideration of individual circumstances. Our board increased required ownership effective January 1, 2014, for 2013, the minimum ownership level was three times the annual board retainer. As of December 31, 2013, each of directors with the exception of Adm. Mullen and Ms. Tucker met the stock ownership requirements.
2013 Director Compensation Table
The following table provides compensation information for our outside directors who served during the Predecessor and Successor Periods of 2013. Compensation information for Mr. Hesse, our President and Chief Executive Officer, can be found at the beginning of this Item 11—Executive Compensation.
2013 Director Compensation

	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)		All Other Compensation ($)(3)	Total ($)
Robert R. Bennett	146,750	110,000	(2)	—	256,750
Gordon M. Bethune	133,958	110,000	(2)	—	243,958
Larry C. Glasscock	104,083	110,000	(2)	2,500	216,583
James H. Hance, Jr.	170,583	110,000	(2)	7,500	288,083
V. Janet Hill	89,750	110,000	(2)	—	199,750
Frank Ianna	121,333	110,000	(2)	—	231,333
Sven-Christer Nilsson	59,333	110,000	(2)	—	169,333
William R. Nuti	65,333	110,000	(2)	—	175,333
Rodney O'Neal	81,333	110,000	(2)	—	191,333
Ronald D. Fisher	250,000	500,000	(4)	—	750,000
Michael G. Mullen	87,500	110,000	(4)	—	197,500
Masayoshi Son	N/A	N/A		N/A	—
Sara Tucker	35,666	110,000	(4)	—	145,666
_____________________________________

(1)	Consists of annual retainer fees, chairman and committee chair fees, and board and committee meeting fees.

(2)
During 2013, Ms.Hill was the only Sprint Nextel outside director that held outstanding stock option awards. Ms. Hill held options, all of which are vested, with respect to 27,852 shares. Stock options granted to Ms. Hill were granted under the Nextel incentive equity plan prior to the Sprint-Nextel merger.

Represents the grant date fair value of 16,750 RSUs granted to each of Sprint Nextel's outside directors on May 30, 2013 which were revalued based on the Company's closing stock price of $6.28 on July 11, 2013 after the SoftBank Merger. The grant date fair value is calculated in accordance with FASB ASC Topic 718.
For a discussion of the assumptions used in determining the compensation cost associated with stock awards, see note 2 of the Notes to the Consolidated Financial Statements. We did not issue stock options to outside directors as part of our 2013 outside director compensation program.

(3)	Consists of charitable matching contributions made on the director's behalf in 2013 under our Sprint Foundation matching gift program.

(4)
As of December 31, 2013, our outside directors, except Mr. Son, held stock awards in the form of RSUs. Although we issued no cash dividends in 2013, it is our policy that any cash dividend equivalents on the RSUs granted to the outside directors are reinvested into RSUs, which vest when the underlying RSUs vest.

Mr. Fisher's 71,736 RSUs and Adm. Mullen's 15,782 RSUs were granted on August 6, 2013 based on our closing stock price on that date of $6.97. Ms. Tucker's 17,214 RSUs were granted on September 17, 2013 based on our closing stock price on that date of $6.39.
Compensation Committee Interlocks and Insider Participation
There were no compensation committee interlocks or insider participations during 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
The following table provides information about the only known beneficial owner of 5% or more of Sprint's common stock. For purposes of the table below, beneficial ownership is determined based on Rule 13d-3 of the Securities Exchange Act of 1934, which states that a beneficial owner is any person who directly or indirectly has or shares voting and/or investment or dispositive power.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
SOFTBANK CORP. 1-9-1 Higashi-Shimbashi, Minato-ku, Tokyo, 105-7303 Japan	3,205,665,088 shares (2)	80.3
_______________________________________

(1)
The ownership percentages set forth in this column are based on Sprint's outstanding shares on February 17, 2014 plus shares of Sprint common stock issuable upon exercise of a warrant to SoftBank, dated July 10, 2013 and assumes that SoftBank continued to own the number of shares reflected in the table above on February 17, 2014.

(2)
According to a Schedule 13D filed with the SEC on September 18, 2013, by SoftBank Corp. According to the Schedule 13D, SoftBank is the beneficial owner of, and has sole voting power and sole dispositive power with respect to, all of the shares.

Security Ownership of Directors and Executive Officers
The following table states the number of shares of Sprint common stock beneficially owned as of February 17, 2014 by each director, named executive officer, and all directors and executive officers as a group. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the shares owned.

Name of Beneficial Owner	Shares Owned		Shares Covered by Exercisable Options and RSUs to be Delivered	(1)	Percentage of Common Stock
Paget L. Alves	277,138		—		*
Robert R. Bennett	39,803		—		*
Gordon M. Bethune	92,690		—		*
Marcelo Claure	—		—		*
Steven L Elfman	654		2,947,491		*
Joseph J. Euteneuer	64,030	(2)	1,063,060		*
Ronald D. Fisher	—		—		*
Daniel R. Hesse	1,250,608		10,417,992		*
Frank Ianna	31,899		—		*
Adm. Michael G. Mullen	—		—		*
Masayoshi Son	—		—		*
Sara Martinez Tucker	—		—		*
Charles R. Wunsch	605		258,279		*
Directors and Executive Officers as a group (19 persons)	1,758,878		15,355,852		*
*Indicates ownership of less than 1%.
_______________________________________

(1)
Represents shares that may be acquired upon the exercise of stock options exercisable, and shares of stock that underlie restricted stock units to be delivered, on or within 60 days after February 17, 2014 under Sprint's equity-based incentive plans.

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
The following table provides information about the shares of common stock that may be issued upon exercise of awards as of December 31, 2013.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders of common stock	80,775,343	(1)(2)	$6.54	(3)	195,004,233	(4)(5)(6)
Equity compensation plans not approved by stockholders of common stock	1,098,958	(7)	$17.14		—
Total	81,874,301				195,004,233
 _______________

(1)
Includes 40,571,122 shares covered by options and 33,325,973 restricted stock units under the 2007 Plan, and 6,449,043 shares covered by options and 41,336 restricted stock units outstanding under the 1997 Program. Also includes purchase rights to acquire 387,869 shares of common stock accrued at December 31, 2013 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 95% of the market value on the last business day of the offering period.

(2)	Included in the total of 80,775,343 shares are 33,325,973 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 387,869 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $10.16 for each share.

(4)
Of these shares, 115,756,537 shares of common stock were available under the 2007 Plan. Through December 31, 2013, 145,478,285 cumulative shares came from the 1997 Program, the Nextel Plan and the MISOP.

(5)	Includes 79,247,696 shares of common stock available for issuance under the ESPP after issuance of the 387,869 shares purchased in the fourth quarter 2013 offering. See note 1 above.

(6)	No new awards may be granted under the 1997 Program, the Nextel Plan, or the MISOP.

(7)	Consists of 1,098,958 options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
SoftBank, through its wholly-owned subsidiaries, is the controlling stockholder of Sprint. Mr. Son is SoftBank’s controlling stockholder, chairman of the board and chief executive officer. Mr. Fisher is the founder of SoftBank Capital, a director and president of SoftBank Holdings, Inc. and a member of the board of directors of SoftBank. Mr. Claure is Chairman and CEO of Brightstar Corp. ("Brightstar"). Brightstar is a controlled affiliate of SoftBank. We consider SoftBank, its controlled affiliates, as well as our directors and executive officers to be "related parties."
Policy on Oversight of Related Party Transactions
Our board has adopted and the Audit Committee has maintained a written policy on the review and approval of transactions with related parties. The policy generally groups these transactions into three categories: (1) transactions requiring the approval by the Audit Committee; (2) transactions requiring the approval of our board, including approval of the majority of the independent directors; and (3) certain ordinary course transactions that are deemed pre-approved by our board.
Generally, our board deems pre-approved any transaction or series of transaction between SoftBank or its controlled affiliates (each a "SoftBank Party") that is entered into in the ordinary course of business and has substantially the same terms and conditions offered to or by third parties, or where the rates or charges involved are determined by competitive bid, as well as certain tri-party agreements. All transactions deemed pre-approved must be also approved by the Related Party Transaction Committee, which is comprised of members of management.
Related Party Transactions in 2013
We have entered into indemnity agreements with our officers and directors that provide, among other things, that we will indemnify each such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings in which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Sprint or its subsidiaries.
Transactions with SoftBank Parties - Approved by Sprint Nextel Corporation
So long as SoftBank remains our controlling stockholder, our governing documents confer SoftBank certain rights. Our bylaws, as contemplated by the Merger Agreement, give SoftBank the ability to compose our board from July 10, 2013 through July 10, 2015 as follows:
•the Chief Executive Officer of Sprint;
•three independent directors designated by SoftBank;
•three continuity directors (independent directors who served on the Sprint Nextel board); and
•three additional directors designated by SoftBank, known as SoftBank Affiliate Directors.
After July 10, 2015, there is no requirement to appoint continuity directors, but SoftBank will be required to appoint six independent directors, our Chief Executive Officer and three additional directors of its choosing to our board.
In connection with the SoftBank Merger and other related transactions, SoftBank Parties and Sprint entered into certain agreements in addition to the Merger Agreement and the Bond Purchase Agreement. On November 30, 2012, Sprint Nextel and a SoftBank Party entered into an expense reimbursement agreement, as amended and restated on April 9, 2013, pursuant to which the parties agreed that the SoftBank Party will reimburse Sprint for certain out-of-pocket expenses of up to $5.5 million in the aggregate incurred in connection with certain audit services performed on behalf of Sprint Nextel, including converting Sprint Nextel’s financial statements to a presentation in conformity with the International Financial Reporting Standards and performing a valuation of Sprint Nextel’s assets in connection with the preparation of pro forma financial statements. On April 8, 2013, Sprint Nextel and SoftBank Inc. entered into an expense reimbursement agreement, pursuant to which the parties agreed that SoftBank Inc. will reimburse Sprint Nextel for certain out-of-pocket expenses of up to $115,000 in the aggregate incurred in connection with certain audit services performed on behalf of Sprint Nextel, including reviewing its financial information to be included in an offering memorandum for the offering of SoftBank debt.
In connection with the Clearwire Acquisition, on December 17, 2012, SoftBank Parties entered into a consent and agreement with Sprint Nextel, which permitted Sprint Nextel to enter into the agreements related thereto and provided SoftBank with certain rights to information and review of certain actions which might be taken by Sprint Nextel in connection with the Clearwire Acquisition, and on January 30, 2013 and February 26, 2013, SoftBank Parties delivered consents to Sprint Nextel, which permitted Sprint Nextel to enter into amendments to the note purchase agreement related thereto. On May 20, 2013, a SoftBank Party delivered a consent to Sprint Nextel, which permitted Sprint Nextel to enter into an amendment to the Clearwire Acquisition Agreement.
In connection with an unsolicited proposal from DISH Networks, Inc. ("DISH") prior to the close of the SoftBank Merger (the "DISH Proposal"), on April 26, 2013, a SoftBank Party delivered to Sprint a waiver under the Merger Agreement, which permitted Sprint to engage in discussions with DISH and its representatives solely for the purpose of clarifying, and obtaining further information regarding, the DISH Proposal in order to enable Sprint’s Special Committee of the board to determine whether the DISH Proposal is reasonably likely to lead to a superior offer (as defined in the Merger Agreement prior to the Merger Agreement amendment revising such definition). On May 20, 2013, a SoftBank Party delivered to Sprint a second waiver under the Merger Agreement, which permitted Sprint to engage in further discussions regarding the DISH Proposal, and otherwise take certain actions that would otherwise have been prohibited by the Merger Agreement.
Wholly-owned subsidiaries of Sprint and SoftBank signed an incremental rate change agreement on February 28, 2013, with a total transaction value of approximately $0.2 million. The term of this agreement was six months. This transaction was ratified by the Sprint Nextel board of directors.
In March and April of 2013, a SoftBank Party and Sprint entered into license agreements providing the SoftBank Party with use of a portion of Sprint’s facilities in Overland Park, Kansas, for approximately $0.13 million. These transactions were ratified by the Sprint Nextel board of directors.
A Sprint subsidiary and a SoftBank Party entered into two Traffic Termination Agreements, with a total transaction value of approximately $1.1 million. The agreements provide for the exchange of voice minutes between the U.S. and Japan. The term of the first agreement began October 1, 2012 and terminated on April 30, 2013 and the term of the second agreement ran from May 1, 2013 through November 30, 2013. These transactions were ratified by the Sprint Communications, Inc. board.
Transactions with SoftBank Parties outside the Ordinary Course of Business
Transactions with SoftBank Parties outside the ordinary course of business are reviewed by the Audit Committee and approved by our board, including a majority of our independent directors. The transactions that have been approved by our board are described below.
Effective September 1, 2013, Sprint entered into an agreement with the Buying and Innovation Group ("BIG") a joint venture between Brightstar and SoftBank. The agreement provides for reimbursement to Sprint by BIG for compensation, benefits, travel and related expenses for Sprint employees providing services to BIG, with a transaction value for 2013 of approximately $0.6 million. The term of the agreement is for one year, but may be extended as necessary.
Sprint developed, owns, and operates a content delivery and device configuration platform known as Mobile ID. Sprint and a SoftBank subsidiary entered into wholesale agreement providing for Sprint to enable Mobile ID platform for use by SoftBank and license those capabilities to SoftBank. The term of this agreement is for one year. The total value for this transaction is estimated to be $4.7 million.
Wholly-owned subsidiaries of Sprint and SoftBank revised their International Roaming Agreement on May 21, 2013, which was originally entered into prior to SoftBank becoming a beneficial owner. The amendment provided lower rates to Sprint for Sprint subscribers roaming on SoftBank’s network, This amendment was ratified by Sprint Nextel’s Nominating and Corporate Governance Committee. Our board subsequently authorized an amendment to the International Roaming Agreement. Effective January 1, 2014, Sprint and a SoftBank subsidiary entered into a second amendment to the International Roaming Agreement. The term of the amendment is for one year, with automatic renewals for successive one year periods and may be terminated  by either Party with 180 days’ notice. This amendment allows Sprint the ability to roam free of charge on SoftBank’s network. This transaction is estimated to save Sprint $3.1 million through December 2016. The Board has also authorized the parties to enter an another amendment to the International Roaming Agreement, under which Sprint would not charge SoftBank for SoftBank subscribers roaming on Sprint’s CDMA network. At this time, this transaction is expected to have little, if any, cost to Sprint in 2014 as SoftBank subscribers can not roam on Sprint today.
Our board has approved an assignment agreement with a SoftBank Party and an unrelated third-party software vendor. The agreement provides that Sprint will assign a to-be-determined quantity of certain third-party software licenses to a SoftBank Party and is expected to result in: (1) payment by a SoftBank Party to a Sprint subsidiary an amount equal to 50-70% of the contract license price, with a maximum amount of approximately $2.9 million, and (2) SoftBank’s agreement to pay the corresponding ongoing annual support services fees for the transferred licenses, the maximum amount of such fees being approximately $0.9 million per year, thereby relieving Sprint of such corresponding ongoing support services fees into perpetuity due to the perpetual terms of the licenses.
In February of 2014, a SoftBank Party and a Sprint subsidiary expect to enter into a sublease providing the Sprint party the right to occupy and use a floor of SoftBank’s leased offices at Two Circle Star Way in San Mateo, California for an executive briefing center and general office use. Over the five year initial sublease term, the Sprint party will pay approximately $8 million for rent, operating expenses and other services. SoftBank will provide an improvement allowance to Sprint of up to $5 million. This transaction was approved by our board.
Transactions with SoftBank Parties in the Ordinary Course Business
Sprint or its affiliates have also entered into various commercial arrangements with SoftBank Parties or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination and potential joint procurement activities (collectively, the "Commercial Agreements"). These Commercial Agreements, which include interconnection agreements, sale of data telecommunication services, master services agreements, international roaming agreements, traffic termination agreements and other commercial agreements, were entered into in arms-length transactions in the ordinary course of business and are typical for SoftBank’s contractual arrangements with other U.S. carriers and in third-party dealings. The Commercial Agreements and related contract orders between Sprint or its affiliates and SoftBank Parties covered an aggregate of less than $40 million in payments for services, fees and expenses between the parties since January 1, 2013. Such transactions are generally deemed pre-approved under our related party transactions policy.
Transactions with Brightstar
Sprint or its affiliates entered into various commercial agreements with Brightstar or its affiliates prior to Mr. Claure becoming a director of Sprint on January 13, 2014 and prior to Brightstar becoming a controlled affiliate of SoftBank on January 29, 2014. These agreements were entered into in arms-length transactions in the ordinary course of business and are typical for Sprint's contractual arrangements with unrelated third-parties. These transactions are valued at approximately $130 million.
Independence of Directors
Controlled Company
We have elected to be treated as a "controlled company" under NYSE listing standards because more than 50% of our voting power is held by SoftBank. Accordingly, we are exempt from certain requirements of the NYSE corporate governance rules, including the requirement that we have a majority of independent directors on our board and the requirement that the compensation and nominating and corporate governance committees of the board have written charters addressing certain specified matters.
Nonetheless, in keeping with good corporate governance practices, we maintain a majority of independent directors, our Audit Committee is comprised solely of independent directors and our Bylaws provide that, for so long as we are a controlled company, at least one member of our Compensation Committee and Nominating Committee will be independent. In addition, we maintain written charters for each of our standing committees. Independent directors have the ability to propose agenda items, including for executive sessions. We believe our board leadership structure provides the appropriate balance of independent directors, directors affiliated with our controlling stockholder and management working together to represent the interests of our entire stockholder base. In the event we cease to be a controlled company within the meaning of these rules, we would then be required to comply with these provisions after the transition periods specified by the NYSE.

Our board is currently comprised of nine members, five of whom are independent under rules of the NYSE. As a matter of practice, our board undertakes an annual review of director independence. During this review, our board considers all transactions and relationships between each director or any member of his immediate family and the companies by which they are employed as an executive officer (if applicable) have any relationships with our company and the Company and its affiliates. The purpose of this review is to determine whether any such relationships or transactions are considered "material relationships" that would be inconsistent with a determination that a director is independent. Our board has not adopted any "categorical standards" for assessing independence, preferring instead to consider and disclose existing relationships with the non-management directors and the Company. Our board observes all criteria for independence established by NYSE.
Messrs. Bethune, Bennett, and Ianna, Adm. Mullen and Ms. Tucker are independent.
Independence of Directors during the Predecessor Period (through July 10, 2013)
During the Predecessor Period before the SoftBank Merger, we were not a controlled company. The Sprint Nextel board adopted a definition of director independence that met the listing standards of the NYSE. Its Corporate Governance Guidelines required that at least two-thirds of the board be independent. A director was not considered to be independent unless the board, considering all relevant circumstances, determined that the director did not have a material relationship with the Company, including any of its consolidated subsidiaries.
Outside directors are directors who are not employees. In determining the independence of the outside directors, the Sprint Nextel board considered whether its outside directors, their immediate family members, and the companies by which they are employed as an executive officer (if applicable) have any relationships with our company that would prevent them from meeting the independence standards of the NYSE. In performing its review, the Sprint Nextel board considered the responses provided by the outside directors in their director questionnaires and determined that the following directors had no material relationship with our company and were independent using the definition described above: Messrs. Bennett, Bethune, and Ianna, Larry C. Glasscock, James H. Hance, Sven-Christer Nilsson, William R. Nuti and Rodney O'Neal and V. Janet Hill. Sprint Nextel’s audit, compensation, finance, and nominating and corporate governance committees were each comprised solely of independent directors.

Item 14.	Principal Accountant Fees and Services
KPMG LLP ("KPMG") served as Sprint Nextel's independent registered public accountant during the Predecessor Period. Upon the closing of the SoftBank Merger, our board appointed Deloitte & Touche LLP ("Deloitte") as the Company's independent registered public accountant for the Successor Period.
Fees to KPMG
Audit Fees
For professional services rendered for the audit of our consolidated financial statements for the 191-day period ended July 10, 2013, the review of the consolidated financial statements included in our  Form 10-Qs for the first and second quarters 2013 and the statutory audits of our international subsidiaries, KPMG billed us a total of $9.7 million.
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
Audit-Related Fees
For professional audit-related services rendered to us while serving as our independent registered public accountant, KPMG billed us a total of $3.6 million in 2013. Audit-related services in 2013 generally included accounting research, the audits of our employee benefit plans, internal control reviews and other attestation services.
For professional audit-related services rendered to us, KPMG billed us a total of $1.3 million in 2012. Audit-related services in 2012 generally included the audits of our employee benefit plans, internal control reviews and other attestation services.

Tax Fees
For professional tax services rendered to us while serving as our independent registered public accountant, KPMG billed us a total of approximately $0.8 million in 2013. Tax services in 2013 primarily included tax consultation matters.
For professional tax services rendered to us, KPMG billed us a total of approximately $0.8 million in 2012. Tax services in 2012 primarily included tax consultation matters.
All Other Fees
All other fees included non-audit services of $0.2 million rendered to us for financial management advisory services in 2012.
The Audit Committee determined that the non-audit services rendered by KPMG in 2013 and 2012 were compatible with maintaining its independence as auditors of our consolidated financial statements.
Fees to Deloitte
For professional services rendered for the audit of our Successor consolidated financial statements, the audit of the effectiveness of internal control over financial reporting, the review of the consolidated financial statements, and the audits of certain subsidiaries for statutory reporting purposes, Deloitte billed us a total of $9.1 million.
Audit-Related Fees
For professional audit-related services rendered to us, generally related to other attestation services including registration statements and other offering related services, Deloitte billed us a total of approximately $1.1 million in 2013.
Tax Fees
For professional tax services rendered to us, Deloitte billed us a total of approximately $0.1 million in 2013. Tax services in 2013 primarily related to tax compliance services at one of our subsidiaries.
All Other Fees
All other fees included non-audit services of approximately $13.6 million which included approximately $3.3 million for management advisory services and approximately $10.3 million billed to us by Deloitte in 2013 for amounts billed to and paid by Sprint directly related to Deloitte providing subcontractor services to an independent third-party administrator that oversees the FCC 800 MHz Band Reconfiguration.
The Audit Committee determined that the non-audit services rendered by Deloitte in 2013 were compatible with maintaining its independence as auditors of our consolidated financial statements.
Pre-Approval Policies and Procedures
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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Corporation filed as part of this report are listed in the Index to Consolidated Financial Statements.

2.	The consolidated financial statements of Clearwire Corporation through the date of acquisition filed as part of this report are listed in the Index to Consolidated Financial Statements.

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
Daniel R. Hesse Chief Executive Officer and President
Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2014.

/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President (Principal Executive Officer)

/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer (Principal Financial Officer)

/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)

SIGNATURES
SPRINT CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2014.

/s/ MASAYOSHI SON	/s/ DANIEL R. HESSE
Masayoshi Son, Chairman	Daniel R. Hesse, Director

/s/ RONALD D. FISHER	/s/ FRANK IANNA
Ronald D. Fisher, Vice Chairman	Frank Ianna, Director

/S/ GORDON M. BETHUNE	/s/ MICHAEL G. MULLEN
Gordon M. Bethune, Director	Michael G. Mullen, Director

/s/ ROBERT R. BENNETT
Robert R. Bennett, Director	Sara Martinez Tucker, Director

/s/ MARCELO CLAURE
Marcelo Claure, Director

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/8/2009

2.2**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.3	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.4	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.5**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc	8-K	001-04721	2.1	6/11/2013

2.6**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

2.7**
First Amendment to Agreement and Plan of Merger, dated as of April 18, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation(Filed as Annex-2 to Clearwire Corporation's Proxy Statement)
		DEFM 14A	001-34196		4/23/2014

2.8**	Second Amendment to Agreement and Plan of Merger, dated as of May 21, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	5/22/2013

2.9**	Third Amendment to Agreement and Plan of Merger, dated June 20, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	6/21/2013

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q	001-04721	4(b)	11/2/1998

4.2
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K	001-04721	4(b)	2/3/1999

4.3	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	99	10/29/2001

4.4	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.5	9/11/2013

4.5	Indenture, dated November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.6	First Supplemental Indenture, dated November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.7	Second Supplemental Indenture, dated November 9, 2011, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.8	Third Supplemental Indenture, dated March 1, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.9	Fourth Supplemental Indenture, dated March 1, 2012, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.10	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.11	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

4.12	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

4.13	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

4.14	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.15	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

4.16	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.17	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	12/12/2013

4.18	2021 Notes Registration Rights Agreement, dated September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and J.P. Morgan Securities LLC as representative of the initial purchasers	8-K	001-04721	10.1	9/11/2013

4.19	2023 Notes Registration Rights Agreement, dated September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and J.P. Morgan Securities LLC as representative of the initial purchasers	8-K	001-04721	10.2	9/11/2013

4.20	2024 Notes Registration Rights Agreement, dated December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers	8-K	001-04721	10.1	12/12/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(10) Material Contracts

10.1	Bond Purchase Agreement, dated as of October 15, 2012, by and between Sprint Nextel Corporation and Sprint Corporation (then known as “Starburst II, Inc.”)	8-K	001-04721	10.1	10/15/2012

10.2	First Amendment to Bond Purchase Agreement, dated as of October 15, 2012, entered into as of June 10, 2013, by and between Sprint Nextel Corporation and Sprint Corporation (then known as “Starburst II, Inc.”)	8-K	001-04721	10.1	6/11/2013

10.3	Note Purchase Agreement, dated as of December 17, 2012, by and among Clearwire Corporation, Clearwire Communications, LLC and Clearwire Finance, Inc., as issuers and Sprint Nextel Corporation, as purchaser	8-K	001-04721	10.1	12/18/2012

10.4	First Amendment to the Note Purchase Agreement, dated January 31, 2013 by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc. and Sprint Nextel Corporation	10-K	001-04721	10.3	2/28/2013

10.5	Second Amendment to the Note Purchase Agreement, dated as of February 26, 2013, by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc. and Sprint Nextel Corporation	10-K	001-04721	10.4	2/28/2013

10.6	Credit Agreement, dated as of February 28, 2013, by and among Sprint Nextel Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein	8-K	001-04721	10.1	3/5/2013

10.7	Incremental Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of February 28, 2013, among Sprint Nextel Corporation, the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-04721	10.4	5/6/2013

10.8
Incremental Amendment No. 2, dated as of February 10, 2014, to the Credit Agreement, dated as of February 28, 2013, among Sprint Communications, Inc. (f/k/a Sprint Nextel Corporation), the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent
						*

10.9	Waiver to Credit Agreement, dated as of September 9, 2013, by and among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and the lenders party thereto	8-K	001-04721	10.3	9/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.10	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

10.11	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.12	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.13	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

(10) Executive Compensation Plans and Arrangements

10.14	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan	10-Q	000-19656	10.4	11/8/2004

10.15	Summary of 2007 Long-Term Incentive Plan	10-K	001-04721	10.23	3/1/2007

10.16	Summary of 2008 Long-Term Incentive Plan	8-K	001-04721		3/25/2008

10.17	Summary of 2009 Long-Term Incentive Plan	8-K	001-04721		1/26/2009

10.18	First Amended Summary of 2009 Long-Term Incentive Plan	8-K/A	001-04721		3/22/2010

10.19	Second Amended Summary of 2009 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2011

10.20	Summary of 2010 Short-Term Incentive Plan	8-K	001-04721		3/3/2010

10.21	Amended Summary of 2010 Short-Term Incentive Plan	8-K/A	001-04721		7/8/2010

10.22	Summary of 2010 Long-Term Incentive Plan	8-K	001-04721		3/22/2010

10.23	Amended Summary of 2010 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2011

10.24	Second Amended Summary of 2010 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2012

10.25	Summary of 2011 Long-Term Incentive Plan	8-K	001-04721		2/28/2011

10.26	Amended Summary of 2011 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2012

10.27	Summary of 2011 Short-Term Incentive Plan	8-K	001-04721		2/28/2011

10.28	Amended Summary of 2011 Short-Term Incentive Plan	8-K	001-04721		8/2/2011

10.29	Summary of 2012 Short-Term Incentive Plan and 2012 Long-Term Incentive Plan	8-K	001-04721		2/28/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.30	Summary of 2013 Long Term Incentive Plan	8-K	001-04721		7/30/2013

10.31	Amended Summary of 2013 Long Term Incentive Plan	8-K/A	001-04721		9/20/2013

10.32	Summary of 2013 Short-Term Incentive Compensation Plan	8-K	001-04721		3/5/2013

10.33	Amended Summary of 2013 Short-Term Incentive Compensation Plan	8-K/A	001-04721		7/30/2013

10.34	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.2	5/8/2009

10.35	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-Q	001-04721	10.3	5/8/2009

10.36	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2010

10.37	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-Q	001-04721	10.2	5/5/2010

10.38	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.3	5/5/2010

10.39	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.4	5/5/2010

10.40	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2011

10.41	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-Q	001-04721	10.2	5/5/2011

10.42	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.3	5/5/2011

10.43	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-Q	001-04721	10.4	5/5/2011

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.44	Form of Award Agreement (awarding stock options) under the 2012 Long-Term Incentive Plan for executives officers with Nextel employment agreements	10-K	001-04721	10.34	2/28/2013

10.45	Form of Award Agreement (awarding stock options) under the 2012 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-K	001-04721	10.32	2/28/2013

10.46	Form of Award Agreement (awarding restricted stock units) under the 2012 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-K	001-04721	10.35	2/28/2013

10.47	Form of Award Agreement (awarding restricted stock units) under the 2012 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-K	001-04721	10.33	2/28/2013

10.48	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.20	11/6/2013

10.49	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Robert L. Johnson	10-Q	001-04721	10.21	11/6/2013

10.50	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.22	11/6/2013

10.51	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.24	11/6/2013

10.52	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Messrs. Robert L. Johnson and Joseph J. Euteneuer	10-Q	001-04721	10.23	11/6/2013

10.53	Form of Stock Option Agreement under the Stock Option Exchange Program (for certain Nextel Communication Inc. employees)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.54	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees other than those with Nextel employment agreements)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.55	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Daniel R. Hesse and Sprint Nextel Corporation	8-K	001-04721	10.1	12/19/2008

10.56	Letter Agreement, dated May 4, 2012, by and between Sprint Nextel Corporation and Daniel R. Hesse	8-K	001-04721	10.1	5/4/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.57	First Amendment to Amended and Restated Employment Agreement, dated November 16, 2012, by and between Sprint Nextel Corporation and Daniel R. Hesse	8-K	001-04721	10.4	11/20/2012

10.58	Employment Agreement, dated September 18, 2013, by and between Daniel R. Hesse and Sprint Corporation	8-K	001-04721	10.1	9/20/2013

10.59	Daniel R. Hesse - Stock Option Retention Award Agreement	10-Q	001-04721	10.12	11/6/2013

10.60	Daniel R. Hesse - Restricted Stock Unit Retention Award Agreement	10-Q	001-04721	10.13	11/6/2013

10.61	Employment Agreement, executed December 20, 2010, effective April 4, 2011, by and between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.62	First Amendment to Employment Agreement, dated November 20, 2012, by and between Sprint Nextel Corporation and Joseph J. Euteneuer	8-K	001-04721	10.3	11/20/2012

10.63	Second Amendment to Employment Agreement, dated November 11, 2013, by and between Joseph J. Euteneuer and Sprint Communications, Inc.	8-K	001-04721	10.1	11/12/2013

10.64	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Steven L. Elfman and Sprint Nextel Corporation	10-K	001-04721	10.27.1	2/27/2009

10.65	First Amendment to Amended and Restated Employment Agreement, dated November 16, 2012, by and between Sprint Nextel Corporation and Steven L. Elfman	8-K	001-04721	10.2	11/20/2012

10.66	Second Amendment to the Amended and Restated Employment Agreement, dated September 10, 2013, by and between Steven L. Elfman and Sprint Communications, Inc.	8-K	001-04721	10.1	9/11/2013

10.67	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	2/27/2009

10.68	Compensatory Agreement, dated June 11, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	8/6/2008

10.69	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program	10-Q	001-04721	10.1	8/5/2010

10.70	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	2/27/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.71	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Charles R. Wunsch	10-K	001-04721	10.43.2	2/28/2013

10.72	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Paget L. Alves and Sprint Nextel Corporation	10-K	001-04721	10.28	2/27/2009

10.73	First Amendment to Amended and Restated Special Compensation and Non-Compete Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Paget L. Alves	10-K	001-04721	10.42.2	2/28/2013

10.74	Employment Agreement, effective April 29, 2009, by and between Matthew Carter and Sprint Nextel Corporation	10-K	001-04721	10.33	2/26/2010

10.75	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Matthew Carter Jr.	10-K	001-04721	10.44.3	2/28/2013

10.76	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.77	Brandon Dow Draper Sign-On Award of Restricted Stock Units	10-Q	001-04721	10.26	11/6/2013

10.78	Employment Agreement, effective October 2, 2012, by and between Sprint Nextel Corporation and Jeffrey D. Hallock					*

10.79	First Amendment to Employment Agreement, dated January 8, 2013, by and between Sprint Nextel Corporation and Jeffrey D. Hallock					*

10.80	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber					*

10.81
First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber
						*

10.82	Employment Agreement, dated September 27, 2012 and effective as of January 2, 2013, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.1	2/28/2013

10.83	First Amendment to Employment Agreement, dated December 10, 2012, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.2	2/28/2013

10.84	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.85	Sprint Corporation Change in Control Severance Plan	8-K	001-04721	10.3	9/20/2013

10.86	Sprint Supplemental Executive Retirement Plan, as amended and restated effective November 6, 2009	10-K	001-04721	10.50	2/27/2012

10.87	Sprint Nextel Deferred Compensation Plan, as amended and restated effective November 17, 2011	10-K	001-04721	10.46	2/27/2012

10.88	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.89	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.90	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.91	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.92	Form of Election to Defer Delivery of Shares subject to RSUs (Outside Directors)	10-K	001-04721	10.51	2/27/2012

10.93	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	3/1/2007

10.94	Nextel Communications, Inc. Amended and Restated Incentive Equity Plan as of January 1, 2008	10-K	001-04721	10.56	2/27/2012

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

(23) Consents of Experts and Counsel

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

23.3	Consent of Deloitte & Touche LLP, Independent Auditors					*

23.4	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.

SPRINT CORPORATION
Index to Consolidated Financial Statements

Page Reference
Sprint Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Successor Consolidated Balance Sheets as of December 31, 2013 and 2012 and Predecessor Consolidated Balance Sheet as of December 31, 2012	F-4

Successor Consolidated Statements of Comprehensive Loss for the year ended December 31, 2013 and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Comprehensive Loss for the 191 days ended July 10, 2013 and years ended December 31, 2012 and 2011
F-5

Successor Consolidated Statements of Cash Flows for the year ended December 31, 2013 and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Cash Flows for the 191 days ended July 10, 2013 and years ended December 31, 2012 and 2011
F-6

Successor Consolidated Statements of Stockholders' Equity for the year ended December 31, 2013 and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Stockholders' Equity for the 191 days ended July 10, 2013 and years ended December 31, 2012 and 2011
F-7

Notes to the Consolidated Financial Statements	F-9

Clearwire Consolidated Financial Statements

Independent Auditor's Report	F-48

Report of Independent Registered Public Accounting Firm	F-49

Consolidated Balance Sheets as of July 9, 2013 and December 31, 2012	F-50

Consolidated Statements of Operations for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-51

Consolidated Statements of Comprehensive Loss for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-52

Consolidated Statements of Cash Flows for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-53

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-54

Notes to the Consolidated Financial Statements	F-55

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Sprint Corporation
Overland Park, Kansas
We have audited the accompanying Successor consolidated balance sheets of Sprint Corporation and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related Successor consolidated statements of comprehensive loss, the statement of stockholders' equity and the statement of cash flows for the period from October 5, 2012 (date of incorporation) through December 31, 2012 and the year ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Corporation and subsidiaries as of December 31, 2013 and 2012, and the related Successor results of their operations and their cash flows for the period from October 5, 2012 (date of incorporation) through December 31, 2012 and the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Notes 1 and 3 to the consolidated financial statements, on July 10, 2013, SoftBank Corp. completed a merger with Sprint Communications, Inc. (formerly Sprint Nextel Corporation) by which Sprint Corporation was the acquiring company of Sprint Communications, Inc. and applied the acquisition method of accounting as of the merger date.

/s/ DELOITTE & TOUCHE LLP
Kansas City, Missouri
February 24, 2014

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sprint Corporation:
We have audited the accompanying consolidated balance sheet of Sprint Communications, Inc. (formerly Sprint Nextel Corporation) and subsidiaries (the Predecessor Company) as of December 31, 2012, and the related consolidated statements of comprehensive loss, cash flows and stockholders’ equity for the 191 day period ended July 10, 2013, and each of the years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Clearwire Corporation and its consolidated subsidiary Clearwire Communications, LLC (collectively, "Clearwire") as of December 31, 2012 and for the two-year period ended December 31, 2012 and 2011. The Predecessor Company’s investment in Clearwire included $674 million at December 31, 2012 and its equity in losses of Clearwire included $1.1 billion and $1.7 billion for the years 2012 and 2011, respectively. The financial statements of Clearwire as of December 31, 2012 and for the two-year period ended December 31, 2012 and 2011 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to those amounts included for Clearwire, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Predecessor Company as of December 31, 2012, and the results of their operations and their cash flows for the 191 day period ended July 10, 2013, and each of the years in the two-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
Sprint Communications, Inc. adopted accounting guidance regarding the presentation of the consolidated statement of comprehensive loss in 2011 and testing indefinite-lived intangible assets for impairment in 2012.

/s/ KPMG LLP
Kansas City, Missouri
October 21, 2013

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor		Predecessor
	December 31,		December 31,
	2013	2012	2012
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$6,364	$5	$6,351
Short-term investments	1,105	—	1,849
Accounts and notes receivable, net	3,570	6	3,658
Device and accessory inventory	1,205	—	1,200
Deferred tax assets	186	—	1
Prepaid expenses and other current assets	628	—	700
Total current assets	13,058	11	13,759
Investments	143	3,104	1,053
Property, plant and equipment, net	16,164	—	13,607
Intangible assets
Goodwill	6,434	—	359
FCC licenses and other	41,824	—	20,677
Definite-lived intangible assets, net	8,014	—	1,335
Other assets	458	—	780
Total assets	$86,095	$3,115	$51,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,312	$—	$3,487
Accrued expenses and other current liabilities	6,363	4	5,008
Current portion of long-term debt, financing and capital lease obligations	994	—	379
Total current liabilities	10,669	4	8,874
Long-term debt, financing and capital lease obligations	32,017	—	23,962
Deferred tax liabilities	14,227	1	7,047
Other liabilities	3,598	—	4,600
Total liabilities	60,511	5	44,483
Commitments and contingencies
Stockholders' equity:
Common stock (Successor), voting, par value $0.01 per share, 9.0 billion authorized, 3.934 billion issued at December 31, 2013	39	—	—
Class B common stock (Successor), voting, par value $0.01 per share, 25.0 million authorized, 3.106 million issued at December 31, 2012	—	—	—
Common stock (Predecessor), voting, par value $2.00 per share, 6.5 billion authorized, 3.010 billion issued at December 31, 2012	—	—	6,019
Paid-in capital	27,330	3,137	47,016
Accumulated deficit	(1,887)	(27)	(44,815)
Accumulated other comprehensive income (loss)	102	—	(1,133)
Total stockholders' equity	25,584	3,110	7,087
Total liabilities and stockholders' equity	$86,095	$3,115	$51,570
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor		Predecessor
	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Year Ended December 31,
	2013	2012	2013	2012	2011
	(in millions, except per share amounts)
Net operating revenues	$16,891	$—	$18,602	$35,345	$33,679
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	9,777	—	10,545	20,841	19,015
Selling, general and administrative	4,841	33	5,067	9,765	9,592
Severance, exit costs and asset impairments	309	—	652	298	106
Depreciation	2,026	—	3,098	6,240	4,455
Amortization	908	—	147	303	403
Other, net	—	—	(22)	(282)	—
	17,861	33	19,487	37,165	33,571
Operating (loss) income	(970)	(33)	(885)	(1,820)	108
Other (expense) income:
Interest expense	(918)	—	(1,135)	(1,428)	(1,011)
Equity in losses of unconsolidated investments, net	—	—	(482)	(1,114)	(1,730)
Gain on previously-held equity interests	—	—	2,926	—	—
Other income (expense), net	73	10	19	190	(3)
	(845)	10	1,328	(2,352)	(2,744)
(Loss) income before income taxes	(1,815)	(23)	443	(4,172)	(2,636)
Income tax expense	(45)	(4)	(1,601)	(154)	(254)
Net loss	(1,860)	(27)	(1,158)	(4,326)	(2,890)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3	—	(8)	(4)	2
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) on securities	6	—	(4)	5	6
Less: Reclassification adjustment for realized gains included in net loss	—	—	—	(3)	(4)
Net unrealized holding gains (losses) on securities	6	—	(4)	2	2
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial gain (loss)	93	—	—	(404)	(349)
Less: Amortization of actuarial loss included in net loss	—	—	35	65	55
Net unrecognized net periodic pension and other postretirement benefits	93	—	35	(339)	(294)
Other comprehensive income (loss)	102	—	23	(341)	(290)
Comprehensive loss	$(1,758)	$(27)	$(1,135)	$(4,667)	$(3,180)

Basic and diluted net loss per common share	$(0.54)		$(0.38)	$(1.44)	$(0.96)
Basic and diluted weighted average common shares outstanding	3,475		3,027	3,002	2,995

See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2012	2013	2012	2011
	(in millions)
Cash flows from operating activities:
Net loss	$(1,860)	$(27)	$(1,158)	$(4,326)	$(2,890)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Asset impairments	—	—	—	102	78
Depreciation and amortization	2,934	—	3,245	6,543	4,858
Provision for losses on accounts receivable	261	—	194	561	559
Share-based and long-term incentive compensation expense	98	—	37	82	73
Deferred income tax expense	32	1	1,586	209	231
Equity in losses of unconsolidated investments, net	—	—	482	1,114	1,730
Gain on previously-held equity interests	—	—	(2,926)	—	—
Interest expense related to beneficial conversion feature on convertible bond	—	—	247	—	—
Gains from asset dispositions and exchanges	—	—	—	(29)	—
Contribution to pension plan	(7)	—	—	(108)	(136)
Spectrum hosting contract termination	—	—	—	(236)	—
Call premiums paid on debt redemptions	(180)	—	—	—	—
Amortization and accretion of long-term debt premiums and discounts	(160)	—	9	4	(12)
Other changes in assets and liabilities:
Accounts and notes receivable	(558)	(6)	150	(892)	(729)
Inventories and other current assets	(391)	—	298	(486)	(238)
Accounts payable and other current liabilities	25	3	280	577	90
Non-current assets and liabilities, net	(379)	—	207	(11)	48
Other, net	124	29	20	(105)	29
Net cash (used in) provided by operating activities	(61)	—	2,671	2,999	3,691
Cash flows from investing activities:
Capital expenditures	(3,847)	—	(3,140)	(4,261)	(3,130)
Expenditures relating to FCC licenses	(146)	—	(125)	(198)	(258)
Reimbursements relating to FCC licenses	—	—	—	—	135
Acquisitions, net of cash acquired	(14,112)	—	(4,039)	—	—
Investment in Clearwire (including debt securities)	—	—	(308)	(228)	(331)
Investment and derivative in Sprint Communications, Inc.	—	(3,100)	—	—	—
Proceeds from sales and maturities of short-term investments	1,715	—	2,445	1,513	980
Purchases of short-term investments	(1,719)	—	(1,221)	(3,212)	(830)
Other, net	1	—	3	11	(9)
Net cash used in investing activities	(18,108)	(3,100)	(6,385)	(6,375)	(3,443)
Cash flows from financing activities:
Proceeds from debt and financings	9,500	—	204	9,176	4,000
Repayments of debt and capital lease obligations	(3,378)	—	(362)	(4,791)	(3,906)
Debt financing costs	(147)	—	(11)	(134)	(86)
Proceeds from issuance of common stock and warrants, net	18,567	3,105	60	29	18
Other, net	(14)	—	—	—	—
Net cash provided by (used in) financing activities	24,528	3,105	(109)	4,280	26
Net increase (decrease) in cash and cash equivalents	6,359	5	(3,823)	904	274
Cash and cash equivalents, beginning of period	5	—	6,351	5,447	5,173
Cash and cash equivalents, end of period	$6,364	$5	$2,528	$6,351	$5,447
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Predecessor
	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	3,008	$6,016	$46,841	20	$(227)	$(37,582)	$(502)	$14,546
Net loss						(2,890)		(2,890)
Other comprehensive loss, net of tax							(290)	(290)
Issuance of common shares, net	7	14	—	(1)	21	(17)		18
Share-based compensation expense			43					43
Conversion of series 2 to series 1 common shares	(19)	(38)	(168)	(19)	206			—
Balance, December 31, 2011	2,996	$5,992	$46,716	—	$—	$(40,489)	$(792)	$11,427
Net loss						(4,326)		(4,326)
Other comprehensive loss, net of tax							(341)	(341)
Issuance of common shares, net	14	27	2					29
Share-based compensation expense			44					44
Beneficial conversion feature on convertible bond			254					254
Balance, December 31, 2012	3,010	$6,019	$47,016	—	$—	$(44,815)	$(1,133)	$7,087
Net loss						(1,158)		(1,158)
Other comprehensive income, net of tax							23	23
Issuance of common stock, net	16	33	27					60
Share-based compensation expense			18					18
Conversion of convertible debt	590	1,181	1,919					3,100
Balance, July 10, 2013	3,616	$7,233	$48,980	—	$—	$(45,973)	$(1,110)	$9,130

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY — CONTINUED
(in millions)

	Successor
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance, October 5, 2012 (1)	—	$—	$—	$—	$—	$—
Capital contribution by SoftBank			3,105			3,105
Net loss				(27)		(27)
Expenses incurred by SoftBank for the benefit of Sprint			32			32
Balance, December 31, 2012 (1)	—	$—	$3,137	$(27)	$—	$3,110
Net loss				(1,860)		(1,860)
Expenses incurred by SoftBank for the benefit of Sprint			97			97
Other comprehensive income, net of tax					102	102
Issuance of common stock to SoftBank upon acquisition	3,076	31	18,370			18,401
Issuance of common stock to Sprint stockholders upon acquisition	851	8	5,336			5,344
Conversion of Sprint vested stock-based awards upon acquisition			193			193
Issuance of warrant to SoftBank prior to acquisition			139			139
Return of capital to SoftBank prior to acquisition			(14)			(14)
Issuance of common stock, net	7	—	27	—		27
Share-based compensation expense			45			45
Balance, December 31, 2013	3,934	$39	$27,330	$(1,887)	$102	$25,584
________

(1)
For the successor period beginning October 5, 2012 and ending December 31, 2012, there were approximately 3 million shares of Class B common stock of Starburst II, Inc. issued and outstanding with an immaterial value. These shares were exchanged within the issuance of common stock to SoftBank upon acquisition.

See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements

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
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II), a wholly-owned subsidiary of SoftBank became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. In addition, in connection with the closing of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. In addition, in order to align with SoftBank’s reporting schedule, our Board of Directors have approved a change in our fiscal year end to March 31, effective March 31, 2014. As a result, we expect to file an additional Annual Report on Form 10-K for the transition period from January 1, 2014 to March 31, 2014. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger and related transactions. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods described below, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
In connection with the change of control, as a result of the SoftBank Merger, Sprint Communications' assets and liabilities were adjusted to fair value on the closing date of the SoftBank Merger. The consolidated financial statements distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the year ended December 31, 2013, which includes the activity and accounts of Sprint Communications, inclusive of the consolidation of Clearwire Corporation (Clearwire), prospectively for the 174-day period following completion of the SoftBank Merger (Post-merger period), beginning on July 11, 2013. The accounts and operating activity for the Successor periods from October 5, 2012 (date of inception) to December 31, 2012 and from January 1, 2013 to July 10, 2013 consist solely of the activity of Starburst II prior to the close of the SoftBank Merger, which primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. As a result of the preliminary valuation of assets acquired and liabilities assumed at fair value at the time of the SoftBank Merger, the financial statements for the Successor period are presented on a measurement basis different than the Predecessor period (Sprint Communications historical cost) and are, therefore, not comparable. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On July 9, 2013, Sprint Communications completed the acquisition of the remaining equity interests in Clearwire that it did not already own for approximately $3.5 billion, net of cash acquired, or $5.00 per share (Clearwire Acquisition). The consideration paid was allocated to assets acquired and liabilities assumed based on their estimated preliminary fair values at the time of the Clearwire Acquisition. The effects of the Clearwire Acquisition are included in the Predecessor period financial information and are therefore included in the allocation of the consideration transferred at the closing date of the SoftBank Merger.

Note 2.	Summary of Significant Accounting Policies and Other Information
Consolidation Policies and Estimates
The consolidated financial statements include our accounts, those of our 100% owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation. Prior to the close of the Clearwire Acquisition, we applied the equity method of accounting to the investment in Clearwire because we did not have a controlling vote or the ability to control operating and financial policies.
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). This requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Significant estimates and assumptions are used for, but are not limited to, depreciable lives of assets, fair value of identified purchased tangible and intangible assets in a business combination, fair value assessments for purposes of impairment testing, and litigation reserves.
We completed several significant transactions in 2013 (See Note 3. Significant Transactions). Assigning fair market values to the assets acquired and liabilities assumed at the date of an acquisition or merger requires the use of significant judgments regarding estimates and assumptions. While the ultimate responsibility resides with management, for material acquisitions or mergers, we retain the services of certified valuation specialists to assist with assigning estimated values to certain acquired assets and assumed liabilities, including intangible assets.
Acquired intangible assets, excluding goodwill, are valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. The estimated fair value of FCC licenses were determined by the use of the Greenfield direct value method, which estimates fair value through estimating discounted future cash flows of a hypothetical start-up business. The fair value of customer relationships was estimated using an excess earnings approach, which estimates fair value through estimating discounted future cash flows of existing subscribers as of the measurement date. Trademarks were valued using a relief from royalty approach, which estimates the amount a market participant would pay to utilize Sprint’s trademarks. These approaches incorporate various estimates and assumptions, the most significant being projected revenue growth rates, earnings margins, and forecasted cash flows based on a discount rate and terminal growth rate. Management projects revenue growth rates, earnings margins and cash flows based on the historical operating results of the acquired entity, expected future performance, and the general macroeconomic environment.
Net property, plant and equipment was valued using a cost approach, which estimates the fair value of property, plant and equipment needed to replace the functionality provided by the existing property, plant and equipment.
Assumed liabilities are valued based on estimates of anticipated expenditures to be incurred to satisfy the assumed obligations, including contractual liabilities assumed, which require the exercise of professional judgment.
Assumed contracts may have favorable or unfavorable terms that must be valued as of the acquisition or merger date. Such valuation is subject to management judgment regarding the evaluation and interpretation of contract terms in relation to other economic circumstances, such as the market rates for leased property.
If we assume a performance obligation to subscribers as of the acquisition or merger date, a deferred revenue obligation is recognized. Judgment is required to evaluate whether a future performance obligation exists and to assign a value to the performance obligation.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

These estimates are inherently subject to judgment and actual results could differ. Allocations of the purchase price for acquisitions or mergers are based on estimates of the fair value of the net assets acquired as discussed above, and are subject to finalization of the purchase price allocation during the measurement period. During the measurement period, the Company will adjust assets and liabilities if new information is obtained about facts or circumstances that existed as of the acquisition date that, if known, would have changed the recognition and/or measurement of those assets and liabilities as of that date. All changes that do not qualify as a measurement period adjustment will be included in current period earnings.
Certain prior period amounts have been reclassified to conform to the current period presentation. Subsequent events were evaluated for disclosure through the date on which the financial statements were filed with the SEC.
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

Allowance for Doubtful Accounts
An allowance for doubtful accounts is established to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectibility of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $98 million for the Successor year ended December 31, 2013 and $374 million, $549 million, and $519 million for the Predecessor 191-day period ended July 10, 2013 and years ended December 31, 2012 and 2011, respectively.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Long-Lived Asset Impairment
Sprint evaluates long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. See Note 9. Severance, Exit Costs and Asset Impairments for additional information on asset impairments.
Certain assets that have not yet been deployed in the business, including network equipment, cell site development costs and software in development, are periodically assessed to determine recoverability. Network equipment and cell site development costs are expensed whenever events or changes in circumstances cause the Company to conclude the assets are no longer needed to meet management's strategic network plans and will not be deployed. Software development costs are expensed when it is no longer probable that the software project will be deployed. Network equipment that has been removed from the network is also periodically assessed to determine recoverability. If we experience significant operational challenges, including retaining and attracting subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our wireless asset group, and we could record asset impairments that are material to Sprint's consolidated results of operations and financial condition.
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets primarily consist of goodwill, FCC licenses acquired primarily through FCC auctions and business combinations to deploy our wireless services, and certain of our trademarks. Goodwill represents the excess of consideration paid over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. In determining whether an intangible asset, other than goodwill, is indefinite-lived, we consider the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We assess our indefinite-lived intangible assets for impairment at least annually, which occurs during the first quarter or, if necessary, more frequently, whenever events or changes in circumstances indicate the asset may be impaired. Such indicators may include a sustained, significant decline in our market capitalization since our previous impairment assessment, a significant decline in our expected future cash flows, a significant adverse change in legal factors or in the business climate, unanticipated competition, and/or slower growth rates, among others.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Benefit Plans
We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees.
As of the Successor year ended December 31, 2013 and Predecessor year ended December 31, 2012, the fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.8 billion and $1.6 billion, respectively, and the fair value of our projected benefit obligations in aggregate was $2.3 billion and $2.7 billion, respectively. As a result, the plans were underfunded by approximately $500 million and $1.1 billion at the Successor year ended December 31, 2013 and Predecessor year ended December 31, 2012, respectively, and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $68.5 million are expected to be paid during 2014.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive income (loss)," net of tax, including $93 million and $404 million for the Successor period ended December 31, 2013 and Predecessor year ended December 31, 2012, respectively, which is amortized to "Selling, general and administrative" in Sprint's consolidated statement of comprehensive loss. The change in the net liability of the plan in 2013 was affected primarily by an increase in the discount rate, from 4.3% to 5.3%, used to estimate the projected benefit obligation. We intend to make future cash contributions to the pension plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the pension plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 7.75% for 2013. To meet this objective, our investment strategy for 2013 was governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 41% to U.S. equities; 18% to international equities; 21% to fixed income investments; 10% to real estate investments; and 10% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages by plus or minus 5%. As of December 1, 2013, the target allocation percentage assigned to each asset class was revised as follows: 38% to U.S. equities; 16% to international equities; 28% to fixed income investments; 9% to real estate investments; and 9% to other investments including hedge funds. The long-term expected rate of return on investment for funding purposes is 7.75% for 2014.
Investments of the pension plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of December 31, 2013, 49% of the investment portfolio was valued at quoted prices in active markets for identical assets; 33% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 18% was valued using unobservable inputs that are supported by little or no market activity.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. For 2013, the Company matched 100% of the participants' pre-tax and Roth contribution (in aggregate) on the first 3% of eligible compensation and 50% of the participants' pre-tax and Roth (in aggregate) contribution on the next 2% of eligible compensation up to a maximum matching contribution of 4%. For the Predecessor years ended 2012 and 2011, the Company matched 50% of participants' contributions up to 2% of their eligible compensation. Fixed matching contributions totaled approximately $35 million for the Successor year ended 2013, and $32 million, $30 million and $31 million for the Predecessor 191-day period ended July 10, 2013 and years ended 2012 and 2011, respectively. Prior to 2013, the Company also made discretionary matching contributions, as determined by the Board of Directors of the Company, equal to 100% of participants' contributions up to 3.95% of eligible compensation, or $60 million, in the Predecessor year ended 2012, and 1.2% of eligible compensation, or $20 million in the Predecessor year ended 2011, based upon the attainment of certain profitability levels.
Revenue Recognition
Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from wholesale operators and third-party affiliates, as well as long distance voice, data and

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, equipment protection, late payment and early termination charges, and certain regulatory related fees, net of service credits. We generally recognize service revenues as services are rendered, assuming all other revenue recognition criteria are met. We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber. Incentives to retain and acquire subscribers, such as new devices at discounted prices, are recorded as a reduction to equipment revenue upon activation of the device with a service contract. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. We recognize excess wireless voice usage and long distance revenue at contractual rates per minute as minutes are used. Additionally, we recognize excess wireless data usage based on kilobytes and one-time use charges, such as for the use of premium services, when rendered. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is universal service fund, which represented about 2% of net operating revenues in 2013, 2012 and 2011.
The accounting estimates related to the recognition of revenue in the results of operations require us to make assumptions about future billing adjustments for disputes with subscribers, unauthorized usage, future returns and mail-in rebates on device sales.
Dealer Commissions
Cash consideration given by us to a dealer or end-use subscriber is presumed to be a reduction of revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will be recorded as a selling expense. We compensate our dealers using specific compensation programs related to the sale of our devices and our subscriber service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. When a commission is earned by a dealer due to the dealer selling one of our devices, the cost is recorded as a reduction to equipment revenue. Commissions are generally earned upon sale of device, service, or both, to an end-use subscriber. Incentive payments to dealers for sales associated with devices and service contracts are classified as contra-revenue, to the extent the incentive payment is reimbursement of loss on the device, and selling expense for the amount associated with the selling effort. Incentive payments to certain indirect dealers who purchase the iPhone® directly from Apple are recognized as selling expense when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions.
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
Compensation Plans
As of December 31, 2013, Sprint sponsored three incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); and the Nextel Incentive Equity Plan (Nextel Plan) (together, "Compensation Plans"). Sprint previously also sponsored the Management Incentive Stock Option Plan (MISOP), which was deregistered in the first quarter 2012 after all outstanding options under the MISOP expired. Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible individuals as defined by the plan. As of December 31, 2013, the number of shares available and reserved for future grants under the 2007 Plan and ESPP totaled approximately 195 million common shares. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 1997 Program or the Nextel Plan. We use new shares to satisfy share-based awards or treasury shares, if available.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. During the Successor year ended 2013, the Company granted 1.7 million stock options with weighted average grant date fair value of $3.63 per share based upon assumptions of a risk free interest rate of 2.01%, weighted average expected volatility of 42.3%, expected dividend yield of 0% and expected term of 7.5 years. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three or four years, and have a contractual term of ten years. As of December 31, 2013, 48 million options were outstanding of which 34 million options were exercisable.
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. Certain restricted stock units outstanding as of December 31, 2013, are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met. During the Successor year ended 2013, the Company granted 18 million service only and performance-based restricted stock units with a weighted average grant date fair value of $6.23 per share. During the Predecessor 191-day period ended July 10, 2013, approximately 2 million service only and performance-based restricted stock units were granted with a weighted average grant date fair value of $5.96 per share. At December 31, 2013, restricted stock unit awards totaling 33 million were outstanding.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $98 million for the Successor period ended December 31, 2013, $37 million for the Predecessor 191-day period ended July 10, 2013, and $82 million and $73 million for the Predecessor years ended 2012 and 2011, respectively. The net income tax benefit recognized in the consolidated financial statements for share-based compensation awards was $34 million for the Successor period ended December 31, 2013, $2 million for the Predecessor 191-day period ended July 10, 2013, and $14 million and $13 million for the Predecessor years ended 2012 and 2011. As of December 31, 2013, there was $126 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 2.14 years.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $697 million for the Successor period ended December 31, 2013 and $858 million for the Predecessor 191-day period ended July 10, 2013 and $1.4 billion for each of the Predecessor years ended December 31, 2012 and 2011.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In February 2013, the FASB issued authoritative guidance regarding Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance and requires, in a single location, the presentation of the effects of certain significant amounts reclassified from each component of accumulated other comprehensive income based on its source and Statement of Comprehensive (Loss) Income line items affected by the reclassification. The guidance was effective beginning in the first quarter 2013 and did not have a material effect on our consolidated financial statements as amounts reclassified out of other comprehensive income (loss), consisting primarily of the recognition of periodic pension costs and realized holding gains and losses, are immaterial for all periods presented.
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
Acquisition of Assets from U.S. Cellular
On November 6, 2012, Sprint Communications entered into a definitive agreement with United States Cellular Corporation (U.S. Cellular) to acquire personal communications services (PCS) spectrum and subscribers in parts of Illinois, Indiana, Michigan, Missouri and Ohio, including the Chicago and St. Louis markets, for $480 million in cash. Sprint Communications agreed, in connection with the acquisition, to reimburse U.S. Cellular for certain network shut-down costs in these markets. These costs are expected to be approximately $160 million on a net present value basis, but in no event will Sprint Communications' reimbursement obligation exceed $200 million on an undiscounted basis. The additional spectrum will be used to supplement Sprint's coverage in these areas. In addition, Sprint Communications and U.S. Cellular entered into transition services agreements for services to be provided by U.S. Cellular during the period after closing and prior to the transfer of the acquired subscribers to Sprint's network. The transaction closed on May 17, 2013. Of the total purchase price, approximately $605 million and $32 million was allocated to spectrum and customer relationships, respectively.
Acquisition of Remaining Interest in Clearwire
On July 9, 2013 (Clearwire Acquisition Date), Sprint Communications completed the Clearwire Acquisition. Immediately prior to the completion of the Clearwire Acquisition, Sprint Communications owned 739,010,818 shares of Clearwire Common Stock representing approximately 50.1% of a non-controlling voting interest of the total issued and outstanding common stock. As a result of the Clearwire Acquisition, each share of

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

common stock of Clearwire, par value $0.0001 per share, other than shares owned by Sprint Communications, was converted into the right to receive $5.00 per share in cash. The cash consideration paid totaled approximately $3.5 billion, net of cash acquired of $198 million. Approximately $125 million of the cash consideration was accrued as "Accrued expenses and other current liabilities" on the consolidated balance sheet for dissenting shares relating to stockholders who exercised their appraisal rights.
Consideration
The fair value of consideration, which is measured at the estimated fair value of each element of consideration transferred as of the Clearwire Acquisition Date, was determined as the sum of (a) cash transferred to Clearwire stockholders, which included $125 million of cash, which was held in escrow for dissenting shares, (b) the estimated fair value of Clearwire shares held by Sprint Communications immediately preceding the acquisition and (c) share-based payment awards (replacement awards) exchanged for awards held by Clearwire employees. The fair value of the consideration transferred was based on the most reliable measure for each element of consideration, which was determined to be the market price of Clearwire common shares as of the Clearwire Acquisition Date for all non-cash consideration.
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
Acquisition-related costs (included in selling, general and administrative in the results of operations) for the Clearwire Acquisition totaled approximately $19 million, of which $2 million were recognized in the Predecessor year ended 2012 and $17 million was recognized in the Predecessor 191-day period ended July 10, 2013.
Preliminary Purchase Price Allocation
The consideration transferred has been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The preliminary allocation of consideration transferred was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Additional analysis, including, but not limited to, the value of intangible assets, and any associated tax impacts, could result in a change in the total amount of goodwill. The preliminary allocation represents management's current best estimate of fair value, but these amounts could change as additional information is obtained and evaluated. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $283 million and are primarily attributable to a reduction of approximately $270 million made to deferred tax liabilities as a result of additional analysis. The remaining adjustments were insignificant.
Of the total acquisition-related costs, the contingent acquisition-related costs paid by, or incurred by, Sprint Communications, approximately $7 million were recorded as an expense in the Predecessor period. The following table summarizes the preliminary purchase price allocation of consideration in the Clearwire Acquisition:

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preliminary Purchase Price Allocation (in millions):
Current assets	$778
Property, plant and equipment	1,245
Identifiable intangibles	12,870
Goodwill	423
Other assets	25
Current liabilities	(1,063)
Long-term debt	(4,288)
Deferred tax liabilities	(2,130)
Other liabilities	(869)
Net assets acquired	$6,991
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
Consolidated Statement of Comprehensive Loss for the period from July 10, 2013 to December 31, 2013
The following supplemental information presents the financial results of Clearwire operations included in the Consolidated Statement of Comprehensive Loss for the period from July 10, 2013 through December 31, 2013:

From July 10, 2013 through December 31, 2013
(in millions)
Total revenues	$340
Net loss	$(1,017)
SoftBank Transaction
As discussed above, the SoftBank Merger was completed on July 10, 2013 (SoftBank Merger Date). Sprint Communications, Inc. stockholders received consideration in a combination of both cash and stock, subject to proration. Cash consideration paid in the SoftBank Merger was $14.1 billion, net of cash acquired of $2.5 billion and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. SoftBank provided an equity contribution of $1.9 billion to Sprint at the close of the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SoftBank Merger, which was not distributed to the then existing stockholders and is intended to be used for general corporate purposes.
In addition, pursuant to the Bond Agreement, on October 15, 2012, Sprint Communications, Inc. issued a Bond to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint Corporation and other Sprint stockholders own the remaining approximately 20% as of December 31, 2013, which consisted of common shares issued pursuant to the Merger Agreement.
Consideration Transferred
The fair value of consideration transferred, which is measured at the estimated fair value of each element of consideration transferred as of the SoftBank Merger Date, was determined as the sum of (a) cash transferred to Sprint Communications stockholders, (b) the number of shares of Sprint issued to Sprint Communications stockholders and (c) share-based payment awards (replacement awards) exchanged for awards held by Sprint employees. The fair value of the consideration transferred was based on the most reliable measure for each element of consideration, which was determined to be the market price of Sprint common shares as of July 11, 2013 for all non-cash consideration. The estimated fair value of the consideration transferred, based on the market price of Sprint common stock, as determined using the closing price of Sprint common stock on the New York Stock Exchange as of July 11, 2013, and the investments by SoftBank consisted of the following:

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
The fair value of the investments by SoftBank was determined based on the cash transferred, including $3.1 billion to purchase the Bond and $1.9 billion at the close of the SoftBank Merger. Merger-related costs (included in selling, general and administrative in the results of operations) for the SoftBank Merger totaled approximately $129 million, of which $32 million were recognized in 2012 and $97 million were recognized in the 2013 Successor period.
Preliminary Purchase Price Allocation
The consideration transferred has been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values as of the SoftBank Merger Date, inclusive of the Clearwire Acquisition described above. The preliminary allocation of consideration transferred was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Additional analysis, including, but not limited to, the value of intangible assets, and any associated tax impacts, could result in a change in the total amount of goodwill. The preliminary allocation represents management's current best estimate of fair value, but these amounts could change as additional information is obtained and evaluated. In addition, because approximately $46 million of certain merger-related fees of Sprint Communications, the acquiree, were contingent upon the closing of the SoftBank Merger, these fees were not recorded as an expense subsequent to the close of the transaction. However, these fees are reflected in the preliminary purchase price allocation. Of the total acquisition-related costs, approximately $73 million of contingent merger-related costs paid by, or incurred by SoftBank on behalf of, the accounting acquirer, formerly Starburst II, were recorded as an expense in the 2013 Successor period. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $385 million. Indefinite-lived intangible assets increased by approximately $254 million due to additional analysis performed by

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

management during the fourth quarter of 2013 related to the value assigned to certain FCC licenses. Deferred tax liabilities decreased approximately $126 million primarily due to adjustments related to FCC licenses. The remaining adjustments were insignificant.
The following table summarizes the preliminary purchase price allocation of consideration transferred:

Preliminary Purchase Price Allocation (in millions):
Current assets	$8,517
Investments	133
Property, plant and equipment	14,558
Identifiable intangibles	50,626
Goodwill	6,434
Other assets	227
Current liabilities	(10,711)
Long-term debt	(29,481)
Deferred tax liabilities	(14,131)
Other liabilities	(3,995)
Net assets acquired, prior to conversion of the Bond	22,177
Conversion of Bond	3,100
Net assets acquired, after conversion of the Bond	$25,277
The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill includes expected synergies such as cost synergies related to scaled purchasing and other additional cost savings. Goodwill resulting from the SoftBank Merger is allocated to the Wireless segment, substantially all of which is not expected to be deductible for income tax purposes. Gross contractual receivables acquired and included within current assets above totaled approximately $3.4 billion for which the estimated fair value is $3.2 billion. The difference is the estimated amount of Sprint Communication's allowance for doubtful accounts at the SoftBank Merger Date.
Identifiable intangible assets acquired in the SoftBank Merger include the following:

	Estimated Fair Value	Weighted Average Useful Life
	(in millions)
Indefinite-lived intangible assets:
FCC licenses	$35,723	n/a
Trademarks	5,935	n/a
Intangible assets subject to amortization:
Customer relationships	6,923	8
Other definite-lived intangible assets
Favorable spectrum leases	884	23
Favorable tower leases	589	6
Trademarks	520	34
Other	52	10
	$50,626
Indefinite-lived intangible assets consist of 1.9 GHz, 800 megahertz (MHz), 900 MHz, and 2.5 GHz FCC licenses as well as the Sprint and Boost Mobile trademarks. Intangible assets subject to amortization consist of customer relationships, favorable spectrum and tower leases resulting from the favorable difference between the terms of the tower and spectrum leases acquired and the current market terms for those leases at the SoftBank Merger date, and the Virgin Mobile trade name (see Note 7. Intangible Assets).

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations assume that the SoftBank Merger and Clearwire Acquisition were completed as of January 1, 2012 for 2013 and 2012, respectively.

	Years Ended December 31,
	2013	2012
	(in millions)
Net operating revenues	$35,953	$35,918
Net loss	$(4,290)	$(5,141)
Basic loss per common share	$(1.12)	$(1.35)
The unaudited pro forma financial information was prepared to illustrate the pro forma effect of the combination of Sprint, Sprint Communications and Clearwire using the consideration transferred as of each acquisition date as though the acquisition date for each transaction occurred on January 1, 2012. The preparation of the pro forma financial information also assumed a preliminary purchase price allocation of the consideration transferred among the assets acquired and liabilities assumed for each acquiree. The pro forma financial information adjusts the actual combined results for items that are recurring in nature and directly attributable to the Clearwire Acquisition and SoftBank Merger. The pro forma net loss provided excludes certain non-recurring items such as Sprint's gain on its previously held interest in Clearwire and transaction costs associated with the Clearwire Acquisition and SoftBank Merger. As a result, the pro forma financial information presented above excludes a net gain of $1.4 billion (See Note 4. Investments) and acquisition related costs of approximately $169 million.
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

Note 4.	Investments
The components of investments were as follows:

	Successor		Predecessor
	December 31, 2013	December 31, 2012	December 31, 2012
	(in millions)
Marketable equity securities	$49	$—	$45
Equity method and other investments	94	—	1,008
Bond investment	—	2,929	—
Bond derivative	—	175	—
	$143	$3,104	$1,053
The bond investment, together with the bond derivative, for the Successor period relate to the convertible bond issued by Sprint Communications, Inc. (See Note 8. Long-term debt, financing and capital lease obligations) to Starburst II in connection with the Bond Agreement (See Note 3. Significant Transactions), which was accounted for as an available-for-sale investment carried at its estimated fair value by Starburst II.
Marketable equity securities
Investments in marketable equity securities are recognized at fair value and are considered available-for-sale securities. Accordingly, unrealized holding gains and losses on these securities are recognized in accumulated other comprehensive loss, net of related income tax. Realized gains or losses are measured and reclassified from

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

accumulated other comprehensive loss into "Other income (expense), net" in Sprint's consolidated statement of comprehensive loss based on identifying the specific investments sold or where an other-than-temporary impairment exists.
Consolidation of Clearwire
Sprint's Ownership Interest and Equity in Earnings/Losses
Immediately prior to the Clearwire Acquisition, Sprint Communications held approximately 50.1% of non-controlling voting interest and a 6.0% non-controlling economic interest in Clearwire Corporation as well as a 44.1% non-controlling economic interest in Clearwire Communications LLC, a wholly-owned subsidiary of Clearwire Corporation, (together, "Clearwire") for which the carrying value totaled $325 million. Prior to the close of the Clearwire Acquisition, we applied equity method accounting to the investment in Clearwire.
Equity in losses from Clearwire were $482 million, $1.1 billion, and $1.7 billion for the Predecessor period ended July 9, 2013, and Predecessor years ended December 31, 2012 and 2011, respectively. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor period ended July 9, 2013, includes a $65 million derivative loss associated with the change in fair value of the embedded derivative. Equity in losses from Clearwire for the Predecessor years ended December 31, 2012 and 2011 included a $204 million and $135 million, respectively, pre-tax impairment reflecting a reduction in the carrying value of the investment in Clearwire to an estimated fair value and pre-tax dilution loss of $27 million for the year ended December 31, 2011. The Predecessor years ended December 31, 2012 and 2011 also included charges of approximately $41 million and $361 million, respectively, which were associated with Clearwire's write-off of certain network and other assets that no longer met its strategic plans.
Subsequent to the Clearwire Acquisition, Clearwire is consolidated as a wholly-owned subsidiary of Sprint. In connection with the acquisition, Sprint recorded a pre-tax gain of approximately $2.9 billion to "Gain on previously-held equity interests" in its Predecessor consolidated statement of comprehensive loss immediately preceding the Clearwire Acquisition resulting from the difference between the estimated fair value of the interests owned prior to the acquisition ($5.00 per share offer price less an estimated control premium of approximately $0.60) and the carrying value of approximately $325 million for those previously-held equity interests.
Summarized financial information for Clearwire for the periods preceding the Clearwire Acquisition is as follows:

	January 1 - July 9,	Years Ended December 31,
	2013	2012	2011
	(in millions)
Revenues	$666	$1,265	$1,254
Operating expenses	(1,285)	(2,644)	(3,645)
Operating loss	$(619)	$(1,379)	$(2,391)
Net loss from continuing operations before non-controlling interests	$(1,102)	$(1,744)	$(2,856)
Net loss from discontinued operations before non-controlling interests	$—	$(168)	$(82)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Short-term investments (consisting primarily of time deposits, commercial paper, and Treasury securities), totaling approximately $1.1 billion and $1.8 billion as of the Successor year ended December 31, 2013 and Predecessor year ended December 31, 2012, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value using quoted prices in active markets. The fair value of marketable equity securities totaling $49 million as of the Successor year ended December 31, 2013 and $45 million as of the Predecessor year ended December 31, 2012, respectively, are measured on a recurring basis using quoted prices in active markets.
The estimated fair value of the majority of our current and long-term debt, excluding the Bond and our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from or corroborated by observable market data. At March 31, 2013, the outstanding carrying value under our credit facilities, which totaled $945 million (Predecessor) and approximated fair value at the time of transfer, was transferred out of estimated fair value using observable inputs and into estimated fair value using unobservable inputs due to the lack of an available pricing source. To estimate the fair value of Bond issued by Sprint Communications, Inc. to Starburst II (see Note 3. Significant Transactions) and its related bond derivative, a convertible bond pricing model was used based on the relevant interest rates, conversion feature and other significant inputs not observable in the market. The significant unobservable inputs used in the fair value measurement of the Bond and its related bond derivative are the credit condition of the companies, probability and timing of conversion, and discount for lack of marketability. Significant increases or decreases in any of those inputs, in isolation, would result or could have resulted in a significantly lower or higher fair value measurement. Immediately preceding the close of the SoftBank Merger on July 10, 2013, the Bond was converted into shares of Sprint Communications. As a result, there is no balance for the Bond or its related bond derivative as of December 31, 2013.
The following table presents carrying amounts and estimated fair values of current and long-term debt, and the available-for-sale bond investment and its related bond derivative:

	Predecessor
	Carrying amount at December 31, 2012	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$23,569	$17,506	$6,118	$3,104	$26,728

	Successor
	Carrying amount at December 31, 2013	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,485	$27,000	$5,356	$1,389	$33,745

	Carrying amount at December 31, 2012	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Bond investment	$2,929	$—	$—	$2,929	$2,929
Bond derivative	$175	$—	$—	$175	$175

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of recurring unobservable assets:

	Successor
	Balances as of December 31, 2012	Net purchases	Conversion of Convertible Bond	Accretion of bond discount recognized as interest income	Change in value of derivative	Realization of Gain on Bond recognized in other income, net	Transfers In (Out) of Unobservable Inputs	Balances as of December 31, 2013
	(in millions)
Bond investment	$2,929	$—	$(3,100)	$12	$—	$159	$—	$—
Bond derivatives	$175	$—	$—	$—	$(175)	$—	$—	$—

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. As a result of our network modernization and shut-down of the Nextel platform, estimated useful lives of related equipment were shortened, causing incremental depreciation charges during this period of implementation. The incremental effect of accelerated depreciation expense totaled approximately $800 million for the Predecessor 191-day period ended July 10, 2013, and $2.1 billion for the Predecessor year ended December 31, 2012, of which the majority related to shortened useful lives of Nextel platform assets for all periods.
The components of property, plant and equipment, and the related accumulated depreciation for the Predecessor and Successor periods were as follows:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
	(in millions)
Land	$265	$330
Network equipment, site costs and related software	13,524	37,692
Buildings and improvements	725	4,893
Non-network internal use software, office equipment and other	794	1,860
Construction in progress	2,677	3,123
Less: accumulated depreciation	(1,821)	(34,291)
Property, plant and equipment, net	$16,164	$13,607
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
At December 31, 2013, we hold 1.9 GHz, 800 MHz, 900 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets.

	Predecessor
	December 31, 2012	Net Additions	July 10, 2013
	(in millions)
FCC licenses	$20,268	$12,580	$32,848
Trademarks	409	—	409
Goodwill	359	715	1,074
	$21,036	$13,295	$34,331

	Successor
	July 11, 2013	Net Additions		December 31, 2013
	(in millions)
FCC licenses	$35,723	$166	(1)	$35,889
Trademarks	5,935	—		5,935
Goodwill	6,434	—		6,434
	$48,092	$166		$48,258
 _________________

(1)	Net additions for the Successor period ended December 31, 2013 consist of approximately $62 million in deposits made to acquire additional FCC licenses that is pending FCC approval.
During the Predecessor period from January 1, 2013 through July 10, 2013 Sprint acquired approximately $605 million of 1.9 GHz spectrum and $11.9 billion of 2.5 GHz spectrum from U.S. Cellular and Clearwire, respectively (see Note 3. Significant Transactions). The net additions during this Predecessor period also included approximately $91 million of costs related to our 2004 FCC Report and Order to reconfigure the 800 MHz band (Report and Order) (see Note 12. Commitments and Contingencies).
The amounts reflected in the July 11, 2013 column represents the preliminary estimated fair value of each class of indefinite-lived intangible assets resulting from the SoftBank Merger (see Note 3. Significant Transactions). Trademarks, which include our Sprint and Boost Mobile tradenames, have also been identified as indefinite-lived intangible assets. The net additions for FCC licenses during the period from July 11, 2013 through December 31, 2013 were primarily as a result of work related to our Report and Order (see Note 12. Commitments and Contingencies).
Goodwill
Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. We recognized $6.4 billion of goodwill associated with the SoftBank Merger in the Successor period (see Note 3. Significant Transactions).
Goodwill Recoverability Assessment
The carrying value of Sprint's goodwill is included in the Wireless segment, which represents our wireless reporting unit. We estimate the fair value of the wireless reporting unit using both discounted cash flow and market-based valuation models. If the fair value of the wireless reporting unit exceeds its net book value, goodwill is not impaired, and no further testing is necessary. If the net book value of our wireless reporting unit exceeds its estimated fair value, we estimate the fair value of goodwill to determine the amount of impairment loss, if any. As a result of the preliminary remeasurement of assets acquired and liabilities assumed in connection with the SoftBank

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Merger, Sprint recognized goodwill at its estimate of fair value as of the SoftBank Merger Date. Since goodwill is reflected at its estimate of fair value, there is no cushion, or fair value in excess of carrying value as of the SoftBank Merger Date, and the risk associated with potential goodwill impairment in future reporting periods is heightened. The Company has not finalized the valuation associated with the SoftBank Merger. Any additional changes to the valuation and associated impact to our purchase price allocation could result in a change in the amount of goodwill reflected in these financial statements in future reporting periods.
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

		Successor			Predecessor
		December 31, 2013			December 31, 2012
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
				(in millions)
Customer relationships	4 to 8 years	$6,923	$(875)	$6,048	$234	$(230)	$4
Other intangible assets
Favorable spectrum leases	23 years	884	(20)	864	—	—	—
Favorable tower leases	3 to 7 years	589	(52)	537	—	—	—
Trademarks	34 years	520	(8)	512	1,168	(681)	487
Reacquired rights	9 to 14 years	—	—	—	1,571	(785)	786
Other	4 to 10 years	58	(5)	53	138	(80)	58
Total other intangible assets		2,051	(85)	1,966	2,877	(1,546)	1,331
Total definite-lived intangible assets		$8,974	$(960)	$8,014	$3,111	$(1,776)	$1,335

	2014	2015	2016	2017	2018
	(in millions)
Estimated amortization expense	$1,737	$1,488	$1,231	$946	$715

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

							Successor	Predecessor
	Interest Rates			Maturities			December 31, 2013	December 31, 2012
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2024	$9,000	$—
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
iPCS, Inc.	3.49%			2014			181	481
Clearwire Communications LLC (1)	14.75%			2016			300	—
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	—
Convertible bonds
Sprint Communications, Inc.	1.00%			2019			—	3,100
Credit facilities
Bank credit facility	2.75%			2018			—	—
Export Development Canada	3.62%			2015			500	500
Secured equipment credit facility	2.03%			2017			889	296
Vendor financing notes
Clearwire Communications LLC	5.74	-	7.24%	2015			20	—
Financing obligation	6.09%			2021			339	698
Capital lease obligations and other	2.35	-	10.52%	2014	-	2023	187	74
Net discount from beneficial conversion feature on convertible bond							—	(247)
Net premiums (discounts)							1,482	(45)
							33,011	24,341
Less current portion							(994)	(379)
Long-term debt, financing and capital lease obligations							$32,017	$23,962
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of December 31, 2013, Sprint Corporation, the parent corporation, had $9.0 billion in principal amount of senior notes outstanding. In addition, as of December 31, 2013, the outstanding principal amount of Senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, Guaranteed notes issued by Sprint Communications, Inc., Secured notes issued by iPCS, Inc. (iPCS), and Exchangeable notes issued by Clearwire Communications LLC, totaling $20.3 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indentures and financing arrangements governing certain of our subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. Except in the case of notes issued by and secured by assets of Clearwire Communications LLC and iPCS, Inc., the transfer of cash in the form of advances from subsidiaries to the parent corporation generally is not restricted.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013, about $1.9 billion of our outstanding debt, comprised of certain notes, financing and capital lease obligations and mortgages, is secured by $15.7 billion of property, plant and equipment and other assets, net and gross. Cash interest payments, net of amounts capitalized of $30 million, $278 million, and $413 million, totaled $1.0 billion, $1.4 billion, and $1.0 billion during each of the years ended December 31, 2013 (Successor), 2012 (Predecessor), and 2011 (Predecessor), respectively. Cash interest payments, net of amounts capitalized of $29 million, totaled $814 million during the Predecessor 191-day period ended July 10, 2013, respectively. Our weighted average effective interest rate related to our notes and credit facilities was 6.4% for the Successor year ended December 31, 2013 and 8.9% and 7.5% for the Predecessor 191-day period ended July 10, 2013 and year ended December 31, 2012.
Notes
As of December 31, 2013, our outstanding notes consist of Senior notes, Guaranteed notes, and exchangeable notes of Clearwire Communications LLC, all of which are unsecured, as well as Secured notes of iPCS and Clearwire Communications LLC, which are secured solely by the respective underlying assets of iPCS and Clearwire Communications LLC. Cash interest on all of the notes is generally payable semi-annually in arrears. As of December 31, 2013, approximately $28.8 billion aggregate principal amount of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of December 31, 2013, approximately $20.1 billion aggregate principal amount of our Senior notes and Guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of December 31, 2013, approximately $300 million aggregate principal amount of Clearwire Communications LLC notes and approximately $181 million aggregate principal amount of iPCS Secured notes provide holders with the right to require us to repurchase the notes if a change of control occurs. If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
Upon the close of the Clearwire Acquisition, the Clearwire Communications, LLC 8.25% Exchangeable Notes due 2040 became exchangeable at any time, at the holder’s option, for a fixed amount of cash equal to $706.21 for each $1,000 principal amount of notes surrendered. As a result, $444 million, which is the total cash consideration payable upon an exchange of all $629 million principal amount of notes outstanding, is now classified as a current debt obligation. The remaining carrying value of these notes is classified as a long-term debt obligation.
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
On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement (144A) transaction with registration rights. Interest on the notes is payable semi-annually on June 15 and December 15. The notes are guaranteed by Sprint Communications, Inc.
Debt Retirements
On May 1, 2013, the Company paid $300 million in principal amount upon maturity of its outstanding iPCS, Inc. Secured Floating Rate Notes due 2013.
From September 11, 2013 through December 1, 2013, approximately $2.8 billion in principal amount of Clearwire Communications LLC's 12% Senior secured notes due 2015 were retired. From October 30, 2013 to December 1, 2013, $500 million in principal amount of Clearwire Communications LLC's 12% second-priority secured notes due 2017 were retired. In addition, we paid approximately $180 million in call premiums associated with these retirements.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Credit Facilities
The Company has a $3.0 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of December 31, 2013, approximately $914 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings under this facility, the Company had approximately $2.1 billion of borrowing capacity available as of December 31, 2013. The unsecured loan agreement with Export Development Canada (EDC Agreement) and secured equipment credit facility were amended on March 12, 2013, and June 24, 2013, respectively to provide for terms similar to those of the revolving bank credit facility, except that under the terms of the EDC Agreement and the secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of December 31, 2013, the EDC Agreement was fully drawn.
As of December 31, 2013, we had fully drawn the first and second tranche of the secured equipment credit facility totaling $1.0 billion and made two equal regularly scheduled principal repayments (one in the Predecessor 191-day period ended July 10, 2013 and the other in the Successor year ended December 31, 2013)totaling $111 million during 2013. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6% based on assumptions such as timing and amounts of drawdowns. The facility is secured by a lien on the equipment purchased from Ericsson, Inc. and is fully and unconditionally guaranteed by Sprint Communications, Inc.
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
Covenants
Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the ability of the Company and its subsidiaries to sell all or substantially all of its assets, and limit the ability of the Company and its subsidiaries to incur indebtedness and liens, each as defined by the terms of the indentures and supplemental indentures.
As of December 31, 2013, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and other bank agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Long-Term Debt, Financing Obligation and Capital Lease Obligations
Aggregate amount of maturities for long-term debt, financing obligation and capital lease obligations outstanding as of December 31, 2013, were as follows (in millions):

2014	$994
2015	857
2016	2,622
2017	2,489
2018	3,047
2019 and thereafter	21,520
31,529
Net premiums	1,482
$33,011

Note 9.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
For the Successor year ended December 31, 2013 as well as for the Predecessor 191-day period ended July 10, 2013 and year ended 2012, we recognized lease exit costs associated with the decommissioning of the Nextel Platform and access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit.
For the Successor year ended December 31, 2013 as well as the Predecessor 191-day period ended July 10, 2013 and year ended 2011, we also recognized severance costs associated with reductions in our work force. During December 2013, the Company recorded a $165 million severance charge associated with a reduction in force plan in order to reduce operating costs. We also expect to incur additional severance charges during the first quarter of 2014 as certain parts of the plan become finalized. The majority of the cash payments associated with the plan are expected to be made by the end of 2014.
As a result of our network modernization and the completion of the Significant Transactions (see Note 3. Significant Transactions), we expect to incur additional exit costs in the future related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our Significant Transactions, such as the evaluation of future use of the Clearwire 4G broadband network, among other initiatives. These additional exit costs are expected to range between approximately $225 million to $325 million, of which the majority are expected to be incurred through first quarter 2016.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	Predecessor
	December 31, 2012	Purchase Price Adjustments	Net Expense		Cash Payments and Other	July 10, 2013
	(in millions)
Lease exit costs	$190	$131	$478	(1)	$(33)	$766
Severance costs	11	—	58	(2)	(15)	54
Access exit costs	43	—	151	(3)	(5)	189
	$244	$131	$687		$(53)	$1,009
 _________________

(1)	For the 191-day period ended July 10, 2013, we recognized net costs of $478 million (solely attributable to our Wireless segment).

(2)	For the 191-day period ended July 10, 2013, we recognized costs of $58 million ($55 million Wireless, and $3 million was Wireline).

(3)
Of the $151 million ($133 million Wireless; $18 million Wireline) recognized for the 191-day period ended July 10, 2013, $35 million was recognized as "Cost of services and products" and $116 million was recognized in "Severance, exit costs and asset impairments."

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Predecessor
	December 31, 2011	Net Expense		Cash Payments and Other	December 31, 2012

Lease exit costs	$58	$196	(4)	$(64)	$190
Severance costs	21	—		(10)	11
Access exit costs	—	44	(5)	(1)	43
	$79	$240		$(75)	$244
_________________

(4)	For the year ended December 31, 2012, we recognized costs of $196 million (solely attributable to our Wireless segment).

(5)	For the year ended December 31, 2012, we recognized costs of $44 million ($21 million Wireless; $23 million Wireline) as "Cost of services and products."

	Predecessor
	December 31, 2010	Net Expense		Cash Payments and Other	December 31, 2011
	(in millions)
Lease exit costs	$87	$—		$(29)	$58
Severance costs	7	28	(6)	(14)	21
	$94	$28		$(43)	$79
_________________

(6)	For the year ended December 31, 2011, we recognized costs of $28 million ($25 million Wireless; $3 million Wireline).

	Successor
	July 11, 2013		Net Expense		Cash Payments and Other	December 31, 2013
	(in millions)
Lease exit costs	$933	(7)	$56	(8)	$(225)	$764
Severance costs	54		219	(9)	(48)	225
Access exit costs	189		53	(10)	(93)	149
	$1,176		$328		$(366)	$1,138
 _________________

(7)	The July 11, 2013 opening balance takes into account purchase price adjustments as it relates to the SoftBank Merger.

(8)	For the year ended December 31, 2013, we recognized costs of $56 million ($54 million Wireless, $2 million Wireline).

(9)	For the year ended December 31, 2013, we recognized costs of $219 million ($191 million Wireless, $28 million Wireline).

(10)
For the year ended December 31, 2013, $19 million (solely attributable to Wireline) was recognized as "Cost of services and products" and $34 million (solely attributable to Wireless) was recognized in "Severance, exit costs and assets impairments."

Asset Impairments
There were no asset impairments for the Successor year ended December 31, 2013 or the Predecessor 191-day period ended July 10, 2013. We recorded asset impairments of $102 million, and $78 million, for the Predecessor years ended 2012, and 2011, respectively. Asset impairments in 2012 consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul, $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared in the first quarter 2012, and $18 million related to network asset equipment ($13 million Wireless; $5 million Wireline) that is no longer necessary for management's strategic plans. Asset impairments in 2011 primarily related to network asset equipment in our Wireless segment that was no longer necessary for management's strategic plans.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Supplemental Financial Information

	Successor(1)	Predecessor
	December 31,
	2013	2012
	(in millions)
Accounts and notes receivable, net
Trade	$3,495	$3,239
Unbilled trade and other	231	602
Less allowance for doubtful accounts	(156)	(183)
	$3,570	$3,658
Prepaid expenses and other current assets
Prepaid expenses	$480	$370
Deferred charges and other	148	330
	$628	$700
Accounts payable(2)
Trade	$2,475	$2,521
Accrued interconnection costs	386	393
Capital expenditures and other	451	573
	$3,312	$3,487
Accrued expenses and other current liabilities
Deferred revenues	$1,339	$1,540
Accrued taxes	291	303
Payroll and related	591	512
Accrued interest	491	328
Accrued capital expenditures	1,438	939
Other	2,213	1,386
	$6,363	$5,008
Other liabilities
Deferred rental income-communications towers	$242	$700
Deferred rent	121	1,431
Asset retirement obligations	688	609
Unfavorable lease liabilities	1,122	—
Post-retirement benefits and other non-current employee related liabilities	538	1,141
Other	887	719
	$3,598	$4,600
______________________

(1)	Successor balances at December 31, 2012 primarily consisted of interest receivable and accrued taxes and were insignificant, therefore, they are excluded from the table.

(2)
Includes liabilities in the amounts of $134 million and $117 million as of the Successor year ended December 31, 2013 and Predecessor year ended December 31, 2012, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
Income tax expense consists of the following:

	Successor		Predecessor
	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2012	2013	2012	2011
	(in millions)
Current income tax (expense) benefit
Federal	$1	$(3)	$2	$34	$(1)
State	(13)	—	(17)	22	(20)
Total current income tax (expense) benefit	(12)	(3)	(15)	56	(21)
Deferred income tax (expense) benefit
Federal	(46)	(1)	(1,402)	(199)	(136)
State	14	—	(184)	(10)	(95)
Total deferred income tax expense	(32)	(1)	(1,586)	(209)	(231)
Foreign income tax expense	(1)	—	—	(1)	(2)
Total income tax expense	$(45)	$(4)	$(1,601)	$(154)	$(254)
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Successor		Predecessor
	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2012	2013	2012	2011
	(in millions)
Income tax (expense) benefit at the federal statutory rate	$635	$8	$(155)	$1,460	$923
Effect of:
State income taxes, net of federal income tax effect	47	—	(18)	137	80
State law changes, net of federal income tax effect	10	—	—	(5)	(38)
Reduction (increase) in liability for unrecognized tax benefits	2	—	(7)	38	(1)
Tax expense related to equity awards	—	—	—	(15)	(13)
Change in valuation allowance	(708)	(4)	(1,410)	(1,756)	(1,221)
Other, net	(31)	(8)	(11)	(13)	16
Income tax expense	$(45)	$(4)	$(1,601)	$(154)	$(254)
Effective income tax rate	(2.5)%	(17.4)%	361.4%	(3.7)%	(9.6)%
Income tax (expense) benefit allocated to other items was as follows:

	Successor	Predecessor
	Year Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2013	2012	2011
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$(58)	$(18)	$—	$—
Unrealized holding gains/losses on securities(1)	$(3)	$—	$—	$(1)
_______________

(1)	These amounts have been recognized in accumulated other comprehensive income (loss).
Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

income tax assets and liabilities as of December 31, 2013 and 2012, along with the income tax effect of each, were as follows:

	Successor (1)		Predecessor
	December 31, 2013		December 31, 2012
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$—	$6,908	$—	$4,398
Tax credit carryforwards	—	374	—	431
Capital loss carryforwards	—	82	—	126
Property, plant and equipment	—	762	—	—
Debt obligations	—	633	—	—
Deferred rent	—	473	—	562
Pension and other postretirement benefits	—	194	—	430
Accruals and other liabilities	857	616	577	499
	857	10,042	577	6,446
Valuation allowance	(594)	(7,004)	(472)	(5,183)
	263	3,038	105	1,263
Deferred tax liabilities
Property, plant and equipment	—	—	—	420
FCC licenses	—	12,089	—	6,313
Trademarks	—	2,459	—	188
Intangibles	—	2,407	—	354
Investments	—	—	—	802
Other	77	310	104	233
	77	17,265	104	8,310
Current deferred tax asset	$186		$1
Long-term deferred tax liability		$14,227		$7,047
_______________

(1)	Deferred tax assets and liabilities for the Successor year ended December 31, 2012 were considered immaterial.
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance $708 million for the Successor year ended December 31, 2013 and $1.4 billion and $1.8 billion for the Predecessor 191-day period ended July 10, 2013 and year ended December 31, 2012, respectively, on deferred tax assets primarily related to losses incurred during the period that are not currently realizable and expenses recorded during the period that are not currently deductible for income tax purposes. The remaining decrease in the carrying amount of the valuation allowance for the Successor year ended December 31, 2013 is primarily related to the net impact of acquisition accounting for the SoftBank Merger and Clearwire Acquisition. For the Predecessor year ended December 31, 2012 the remaining increase in the carrying amount of the valuation allowance is primarily associated with the tax effect of items reflected in other comprehensive income (loss) and other accounts. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
We believe it is more likely than not that our remaining deferred income tax assets, net of the valuation allowance, will be realized based on current income tax laws and expectations of future taxable income stemming from the reversal of existing deferred tax liabilities. Uncertainties surrounding income tax law changes, shifts in

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

operations between state taxing jurisdictions and future operating income levels may, however, affect the ultimate realization of all or some of these deferred income tax assets.
Income tax expense of $45 million, $154 million and $254 million for the Successor year ended December 31, 2013 and Predecessor years ended December 31, 2012 and 2011, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. Income tax expense of $1.6 billion for the Predecessor 191-day period ended July 10, 2013, is primarily attributable to taxable temporary differences from the $2.9 billion gain on the previously-held equity interests in Clearwire. The gain on the previously-held equity interests in Clearwire was principally attributable to the increase in the fair value of FCC licenses held by Clearwire. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period. In addition, during the year ended December 31, 2012, a $69 million tax benefit was recorded as a result of the successful resolution of various state income tax uncertainties. During 2011, a $59 million expense was recorded as a result of the effect of changes in corporate state income tax laws.
During the Successor year ended December 31, 2013, and Predecessor 191-day period ended July 10, 2013 and years ended December 31, 2012 and 2011, we generated $263 million, $238 million, $319 million, and $194 million, respectively, of foreign income, which is included in loss before income taxes. We have no material unremitted earnings of foreign subsidiaries. Cash paid or received for income taxes was insignificant during the Successor year ended December 31, 2013 and Predecessor years ended December 31, 2012 and 2011, as well as during the Predecessor 191-day period ended July 10, 2013.
As of December 31, 2013, we had federal operating loss carryforwards of $16.6 billion, state operating loss carryforwards of $18.5 billion and foreign net operating loss carryforwards of $834 million. Related to these loss carryforwards, we have recorded federal tax benefits of $5.8 billion, net state tax benefits of $858 million and foreign tax benefits of $277 million before consideration of the valuation allowances. Approximately $981 million of the federal net operating loss carryforwards expire between 2016 and 2020. The remaining $15.6 billion expire in varying amounts between 2021 and 2034. The state operating loss carryforwards expire in varying amounts through 2034. Foreign operating loss carryforwards of $460 million do not expire. The remaining foreign operating loss carryforwards expire in varying amounts starting in 2015.
In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $17.1 billion and state alternative minimum tax net operating loss carryforwards of $3.9 billion. The loss carryforwards expire in varying amounts through 2034. We also had available capital loss carryforwards of $216 million. Related to these capital loss carryforwards are tax benefits of $82 million. The capital loss carryforwards expire between 2014 and 2017.
We also had available $447 million of federal and state income tax credit carryforwards as of December 31, 2013. Included in this amount are $7 million of income tax credits which expire prior to 2016 and $317 million which expire in varying amounts between 2016 and 2034. The remaining $123 million do not expire.
Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The total unrecognized tax benefits attributable to uncertain tax positions as of the Successor year ended December 31, 2013 and Predecessor 191-day period ended July 10, 2013 and year ended December 31, 2012 were $166 million, $182 million, and $171 million, respectively. At the Successor year ended December 31, 2013, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $153 million, if recognized without an offsetting valuation allowance adjustment. As of the Successor year ended December 31, 2013 and Predecessor 191-day period ended July 10, 2013 and year ended December 31, 2012, the accrued liability for income tax related interest and penalties was $3 million, $7 million, and $5 million, respectively.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor	Predecessor
	Year Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2013	2013	2012	2011
	(in millions)
Balance at beginning of period	$—	$171	$225	$228
Predecessor balance acquired in the SoftBank Merger	182	—	—	—
Additions based on current year tax positions	10	4	1	4
Additions based on prior year tax positions	—	7	1	4
Reductions for prior year tax positions	—	—	(1)	(1)
Reductions for settlements	(23)	—	(52)	(2)
Reductions for lapse of statute of limitations	(3)	—	(3)	(8)
Balance at end of period	$166	$182	$171	$225
We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial.
Settlement agreements were reached with the Appeals or Exam division of the Internal Revenue Service (IRS) for examination issues in dispute for years prior to 2010. The issues were immaterial to our consolidated financial statements. As of December 31, 2013, there are no federal income tax examinations being handled by the IRS Exam division nor are there any issues being handled by the IRS Appeals division.
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
The federal and state statutes of limitations for assessment of tax liability generally lapse three and four years, respectively, after the date the tax returns are filed. However, income tax attributes that are carried forward, such as net operating loss carryforwards, may be challenged and adjusted by taxing authorities at any time prior to the expiration of the statute of limitations for the tax year in which they are utilized.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and Sprint Communications has opposed that motion. Sprint Communications believes the complaint is without merit and intends to continue to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications has appealed that order and the argument of that motion is scheduled for February 2014. We believe the complaint is without merit and intend to continue to defend this matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations. On July 23, 2012, the SEC issued a formal order of investigation relating to Sprint Communications' sales tax collection. On July 2, 2013, the SEC notified Sprint Communications that it was closing its investigation and did not intend to recommend an enforcement action against it.
Eight related stockholder derivative suits have been filed against Sprint Communications and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to Sprint Communications and its stockholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, was dismissed by a federal court; two suits are pending in state court in Johnson County, Kansas; and five suits are pending in federal court in Kansas. The Kansas suits have been stayed. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations. In addition, Sprint Communications, Inc. has received several complaints purporting to assert claims on behalf of Sprint Communications stockholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases consolidated in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 29, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino); those cases are stayed pending the resolution of the state cases. Plaintiffs in the state cases have indicated that they do not intend to challenge the transaction as completed. We intend to defend these cases vigorously, and we do not expect the resolution of these matters to have a material effect on our financial position or results of operations.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. There were initially five suits filed in Chancery Court in Delaware: Crest Financial Limited v. Sprint Nextel Corp., et al., filed on December 12, 2012; Katsman v. Prusch, et al., filed December 20, 2012; Feigeles, et al. v. Clearwire Corp., et al., filed December 28, 2012; Litwin, et al. v. Sprint Nextel Corp., et al., filed January 2, 2013; and ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., filed April 26, 2013. All suits except the ACP Master, LTD suit have been voluntarily dismissed by the plaintiffs. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. There were three cases filed in state court in King County, Washington, and those cases have been dismissed with prejudice. Sprint Communications intends to defend the ACP Master, LTD cases vigorously, and, because these cases are still in the preliminary stages, we have not yet determined what effect the lawsuits will have, if any, on our financial position or results of operations.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In October 2013, the FCC Enforcement Bureau began to issue notices of apparent liability (NALs) to other Lifeline providers, imposing fines for intracarrier duplicate accounts identified by the government during its audit function. Those audits also identified a small percentage of potentially duplicative intracarrier accounts related to our Assurance Wireless business. No NAL has yet been issued with respect to Sprint and we do not know if one will be issued. Further, we are not able to reasonably estimate the amount of any claim for penalties that might be asserted. However, based on the information currently available, if a claim is asserted by the FCC, Sprint does not believe that any amount ultimately paid would be material to the Company’s results of operations or financial position.
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
Spectrum Reconfiguration Obligations
In 2004, the FCC adopted a Report and Order that included new rules regarding interference in the 800 MHz band and a comprehensive plan to reconfigure the 800 MHz band. The Report and Order provides for the exchange of a portion of our 800 MHz FCC spectrum licenses, and requires us to fund the cost incurred by public safety systems and other incumbent licensees to reconfigure the 800 MHz spectrum band. Also, in exchange, we received licenses for 10 MHz of nationwide spectrum in the 1.9 GHz band.
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Total payments directly attributable to our performance under the Report and Order, from the inception of the program, were approximately $3.3 billion, of which primarily all payments incurred during the year ended December 31, 2013 related to FCC licenses. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred through December 31, 2013 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. On May 24, 2012, the FCC revised its rules to authorize Sprint to deploy wireless broadband services, such as CDMA and LTE, on its 800 MHz spectrum, including channels that become available to Sprint upon completion of the 800 MHz band reconfiguration program. We anticipate that the continuing reconfiguration progress will be sufficient to support the 800 MHz portion of our network modernization. In January 2013, we submitted a Request for Declaratory Ruling to the FCC requesting two items: (i) that it declare that Sprint will not owe any anti-windfall payment to the US Treasury, because we have exceeded the $2.8 billion of required expenditures, and (ii) that the FCC remove the $850

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million minimum for the letter of credit and allow further reductions based on quarterly estimates of remaining obligations. This Request for Declaratory Ruling is pending before the FCC.
Future Minimum Commitments
As of December 31, 2013, the minimum estimated amounts due under operating leases, spectrum leases and service credits, and purchase orders and other commitments were as follows:

	Total	2014	2015	2016	2017	2018	2019 and thereafter
	(in millions)
Operating leases	16,651	2,250	1,989	1,893	1,819	1,776	6,924
Spectrum leases and service credits	6,855	189	190	196	214	212	5,854
Purchase orders and other commitments	22,164	11,954	5,679	2,360	765	591	815
Total	$45,670	$14,393	$7,858	$4,449	$2,798	$2,579	$13,593
Operating Leases
We lease various equipment, office facilities, retail outlets and kiosks, switching facilities and cell sites under operating leases. The non-cancelable portion of these leases generally ranges from monthly up to 15 years. These leases, with few exceptions, provide for automatic renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. Our lease term for most leases includes the initial non-cancelable term plus at least one renewal period, if the non-cancelable term is less than ten years, as the exercise of the related renewal option or options is reasonably assured. Our cell site leases generally provide for an initial non-cancelable term of five to twelve years with up to 5 renewal options for five years each.
During 2011 and 2012, we renegotiated cell site leases in connection with our network modernization and the shutdown of the Nextel platform. Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. Total rental expense was $1.3 billion for the Successor year ended 2013, and $2.0 billion, and $1.9 billion for the Predecessor years ended in 2012 and 2011, respectively. Rental expense for the Predecessor 191-day period ended July 10, 2013 was $1.0 billion. Total rent expense increased in 2012 as compared to 2011 primarily as a result of rent leveling charges associated with renegotiated cell site leases in 2011 and 2012.
Spectrum Leases and Service Credits
Certain of the spectrum leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years and the weighted average remaining lease term at December 31, 2013 was approximately 23 years, including renewal terms. We expect that all renewal periods in our spectrum leases will be renewed by us.
We also have commitments to provide services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the Successor period ended December 31, 2013 we satisfied $1 million related to these commitments. The maximum remaining commitment at December 31, 2013 is $100 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.
Purchase Orders and Other Commitments
We are a party to other commitments, which includes, among other things, service, spectrum, network equipment, devices and other executory contracts in connection with conducting our business. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are a party to various arrangements that are conditional in

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.

Note 13.	Stockholders' Equity and Per Share Data
Our certificate of incorporation authorizes 10,020,000,000 shares of capital stock as follows:

•	9,000,000,000 shares of common stock, par value $0.01 per share;

•	1,000,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, par value $0.0001 per share.
Classes of Common Stock
Voting Common Stock
The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders. There were approximately 3.9 billion shares of common stock outstanding as of December 31, 2013.
Treasury Shares
Shares of common stock repurchased by us are recorded at cost as treasury shares and result in a reduction of stockholders' equity. We reissue treasury shares as part of our stockholder approved stock-based compensation programs, as well as upon conversion of outstanding securities that are convertible into common stock. When shares are reissued, we determine the cost using the FIFO method.
Dividends
We did not declare any dividends on our common shares in 2013, 2012, or 2011. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility (See Note 8. Long-Term Debt, Financing and Capital Lease Obligations).
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax are as follows:

	Successor	Predecessor
	December 31, 2013	December 31, 2012
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$93	$(1,169)
Unrealized net gains related to investments	6	9
Foreign currency translation adjustments	3	27
Accumulated other comprehensive income (loss)	$102	$(1,133)
Per Share Data
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 70 million, 61 million, 78 million and 71 million shares for the Successor year ended December 31, 2013, and Predecessor 191-day period ended July 10, 2013 and years ended 2012 and 2011, respectively. In addition, as of the Successor year ended December 31, 2013, all 55 million shares issuable under the warrant which was issued to SoftBank at the close of the SoftBank Merger were treated as potentially dilutive securities. The warrant is exercisable at $5.25 per share at the option of Softbank, in whole or in part, at any time within the five-year term.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Segment financial information is as follows:

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
191 Days Ended July 10, 2013
Net operating revenues	$17,125	$1,471	$6	$18,602
Inter-segment revenues(1)	—	430	(430)	—
Total segment operating expenses	(14,355)	(1,629)	425	(15,559)
Segment earnings	$2,770	$272	$1	3,043
Less:
Depreciation				(3,098)
Amortization				(147)
Other, net(2)				(683)
Operating loss				(885)
Interest expense				(1,135)
Equity in losses of unconsolidated investments, net			$(482)
Gain on previously-held equity interests			2,926	2,444
Other income, net				19
Income before income taxes				$443

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2012
Net operating revenues	$32,355	$2,999	$12	$35,366
Inter-segment revenues(1)	—	882	(882)	—
Total segment operating expenses	(28,208)	(3,232)	877	(30,563)
Segment earnings	$4,147	$649	$7	4,803
Less:
Depreciation				(6,240)
Amortization				(303)
Business combination and hurricane-related charges(3)				(64)
Other, net(2)				(16)
Operating loss				(1,820)
Interest expense				(1,428)
Equity in losses of unconsolidated investments, net			$(1,114)	(1,114)
Other income, net				190
Loss before income taxes				$(4,172)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2011
Net operating revenues	$30,301	$3,370	$8	$33,679
Inter-segment revenues(1)	—	956	(956)	—
Total segment operating expenses	(26,034)	(3,526)	953	(28,607)
Segment earnings	$4,267	$800	$5	5,072
Less:
Depreciation				(4,455)
Amortization				(403)
Other, net(2)				(106)
Operating income				108
Interest expense				(1,011)
Equity in losses of unconsolidated investments, net			$(1,730)	(1,730)
Other expense, net				(3)
Loss before income taxes				$(2,636)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the 191 days ended July 10, 2013	$2,840	$174	$126	$3,140

2012
Capital expenditures	$3,753	$240	$268	$4,261
Total assets	$38,297	$2,195	$11,078	$51,570

2011
Capital expenditures	$2,702	$168	$260	$3,130
Total assets	$37,606	$2,355	$9,422	$49,383

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2013
Net operating revenues	$15,642	$1,240	$9	$16,891
Inter-segment revenues(1)	—	396	(396)	—
Total segment operating expenses	(13,464)	(1,414)	353	(14,525)
Segment earnings	$2,178	$222	$(34)	2,366
Less:
Depreciation				(2,026)
Amortization				(908)
Other, net(2)				(402)
Operating loss				(970)
Interest expense				(918)
Other income, net				73
Loss before income taxes				$(1,815)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2012
Net operating revenues	$—	$—	$—	$—
Inter-segment revenues(1)	—	—	—	—
Total segment operating expenses	—	—	(33)	(33)
Segment earnings	$—	$—	$(33)	(33)
Other income, net				10
Loss before income taxes				$(23)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
2013
Capital expenditures	$3,535	$153	$159	$3,847
Total assets	$75,128	$1,548	$9,419	$86,095

2012
Total assets	$—	$—	$3,115	$3,115
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Other, net for the Successor year ended December 31, 2013 consists of $309 million of severance and exit costs and $100 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire ($75 million included in our corporate segment and $25 million included in our wireless segment and classified as selling, general and administrative expenses), partially offset by $7 million of insurance reimbursement towards 2012 hurricane-related charges (included in our wireless segment and classified as a contra-expense in cost of services expense). Other, net for the Predecessor 191-day period ended July 10, 2013 consists of $652 million of severance and exit costs and $53 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire (included in our corporate segment and classified as selling, general and administrative expenses), partially offset by $22 million of favorable developments in connection with an E911 regulatory tax-related contingency. Other, net for the Predecessor year ended December 31, 2012 consists of $196 million of lease exit costs and $102 million of asset impairment charges, partially offset by net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared, a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods. Other, net for the Predecessor year ended December 31, 2011 consists of $106 million of severance, exit costs and asset impairments associated with the shut-down of the Nextel platform.

(3)
Includes $45 million of hurricane-related charges for the Predecessor year ended December 31, 2012, which are classified in our consolidated statements of comprehensive loss as follows: $21 million as contra-revenue in net operating revenues of Wireless, $20 million as cost of services and products ($17 million Wireless; $3 million Wireline), and $4 million as selling, general and administrative expenses in our Wireless segment. Also includes $19 million of business combination charges for fees paid to unrelated parties necessary for the proposed transactions with SoftBank and Clearwire, which is included in our corporate segment and classified as selling, general and administrative expenses.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
191 Days Ended July 10, 2013
Wireless services	$15,139	$—	$—	$15,139
Wireless equipment	1,707	—	—	1,707
Voice	—	771	(236)	535
Data	—	188	(93)	95
Internet	—	913	(100)	813
Other	279	29	5	313
Total net operating revenues	$17,125	$1,901	$(424)	$18,602

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
2012
Wireless services(2)	$28,624	$—	$—	$28,624
Wireless equipment	3,248	—	—	3,248
Voice	—	1,627	(515)	1,112
Data	—	398	(176)	222
Internet	—	1,781	(190)	1,591
Other	483	75	11	569
Total net operating revenues	$32,355	$3,881	$(870)	$35,366

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
2011
Wireless services	$27,129	$—	$—	$27,129
Wireless equipment	2,911	—	—	2,911
Voice	—	1,915	(643)	1,272
Data	—	460	(163)	297
Internet	—	1,878	(151)	1,727
Other	261	73	9	343
Total net operating revenues	$30,301	$4,326	$(948)	$33,679

Successor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
2013
Wireless services	$13,579	$—	$—	$13,579
Wireless equipment	1,797	—	—	1,797
Voice	—	719	(240)	479
Data	—	138	(69)	69
Internet	—	747	(81)	666
Other	266	32	3	301
Total net operating revenues	$15,642	$1,636	$(387)	$16,891

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Wireless services related to the Wireless segment for the Predecessor year ended December 31, 2012 excludes $21 million of hurricane-related contra-revenue charges reflected in net operating revenues in our consolidated statement of comprehensive loss.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Quarterly Financial Data (Unaudited)

	Predecessor
	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2012
Net operating revenues	$8,734	$8,843	$8,763	$9,005
Operating loss	$(255)	$(629)	$(231)	$(705)
Net loss	$(863)	$(1,374)	$(767)	$(1,322)
Basic and diluted loss per common share(1)	$(0.29)	$(0.46)	$(0.26)	$(0.44)
	Quarter
	1st	2nd	July 10, 2013
	(in millions, except per share amounts)
2013
Net operating revenues	$8,793	$8,877	$932
Operating income (loss)	$29	$(874)	$(40)
Net (loss) income	$(643)	$(1,597)	$1,082
Basic (loss) earnings per common share(1)	$(0.21)	$(0.53)	$0.35
Diluted (loss) earnings per common share(1)	$(0.21)	$(0.53)	$0.30

	Successor
	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2013
Net operating revenues	$—	$—	$7,749	$9,142
Operating loss	$(14)	$(22)	$(358)	$(576)
Net loss	$(9)	$(114)	$(699)	$(1,038)
Basic and diluted loss per common share(1)	$—	$—	$(0.18)	$(0.26)
_____________

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Related-Party Transactions
Clearwire Related-Party Transactions
Sprint's relationship with Clearwire, which is now a wholly-owned subsidiary, includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire subscribers utilize the third generation (3G) Sprint network which provides dual-mode service to subscribers in those areas where access to its 4G network is not available. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G services from Clearwire totaled $207 million for the Predecessor period from January 1, 2013 to the Clearwire Acquisition and $417 million and $405 million for the Predecessor years ended December 31, 2012 and 2011, respectively.
SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint and SoftBank have entered into various other arrangements with SoftBank Parties or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate and other services. Transactions under these agreements were immaterial through the Successor year ended December 31, 2013.

Note 17.	Subsequent Events
On February 10, 2014, the unsecured revolving bank credit facility was amended to provide additional lender commitments to bring the total capacity from $3.0 billion to $3.3 billion.

Index to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Clearwire Corporation
Bellevue, Washington

We have audited the accompanying consolidated financial statements of Clearwire Corporation and its subsidiaries (the "Company"), which comprise the consolidated balance sheet as of July 9, 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders' equity for the 190 days ended July 9, 2013, and the related notes to the consolidated financial statements.

Management's Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.

Auditors' Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the Company's preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clearwire Corporation and its subsidiaries as of July 9, 2013, and the results of their operations and their cash flows for the 190 days ended July 9, 2013 in accordance with accounting principles generally accepted in the United States of America.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, effective July 9, 2013, Sprint Communications, Inc. acquired all of the outstanding stock of Clearwire Corporation in a business combination accounted for as a purchase. As a result of the acquisition, Clearwire Corporation became a consolidated subsidiary of Sprint Corporation as of that date. Our opinion is not modified with respect to this matter.

Seattle, Washington
February 21, 2014

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Clearwire Corporation
Bellevue, Washington

We have audited the accompanying consolidated balance sheet of Clearwire Corporation and subsidiaries (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, comprehensive loss, cash flows, and stockholders’ equity for each of the two years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Clearwire Corporation and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington
February 21, 2014

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 9, 2013	December 31, 2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$193,912	$193,445
Short-term investments	476,224	675,112
Restricted cash	1,642	1,653
Accounts receivable, net of allowance of $2,000 and $3,145	21,226	22,769
Inventory	19,403	10,940
Prepaids and other assets	135,948	83,769
Total current assets	848,355	987,688
Property, plant and equipment, net	2,019,326	2,259,004
Restricted cash	2,019	3,709
Spectrum licenses, net	4,222,900	4,249,621
Other intangible assets, net	18,204	24,660
Other assets	137,105	141,107
Total assets	$7,247,909	$7,665,789
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$260,667	$177,855
Other current liabilities	332,113	227,610
Total current liabilities	592,780	405,465
Long-term debt, net	4,322,935	4,271,357
Deferred tax liabilities, net	218,450	143,992
Other long-term liabilities	961,328	963,353
Total liabilities	6,095,493	5,784,167
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock, par value $0.0001, 1,500,000 and 2,000,000 shares authorized; 823,197 and 691,315 shares outstanding	82	69
Class B common stock, par value $0.0001, 1,500,000 and 1,400,000 shares authorized; 650,588 and 773,733 shares outstanding	65	77
Additional paid-in capital	3,477,182	3,158,244
Accumulated other comprehensive loss	(2)	(6)
Accumulated deficit	(2,926,193)	(2,346,393)
Total Clearwire Corporation stockholders’ equity	551,134	811,991
Non-controlling interests	601,282	1,069,631
Total stockholders’ equity	1,152,416	1,881,622
Total liabilities and stockholders’ equity	$7,247,909	$7,665,789
See notes to consolidated financial statements

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	190 Days Ended July 9,	Year ended December 31,
	2013	2012	2011
	(In thousands)
Revenues	$665,602	$1,264,694	$1,253,466
Operating expenses:
Cost of goods and services and network costs (exclusive of items shown separately below)	439,351	908,078	1,249,966
Selling, general and administrative expense	294,913	558,202	698,067
Depreciation and amortization	370,411	768,193	687,636
Spectrum lease expense	178,989	326,798	308,693
Loss from abandonment of network and other assets	833	82,206	700,341
Total operating expenses	1,284,497	2,643,477	3,644,703
Operating loss	(618,895)	(1,378,783)	(2,391,237)
Other income (expense):
Interest income	612	1,895	2,335
Interest expense	(305,632)	(553,459)	(505,992)
Gain on derivative instruments	5,337	1,356	145,308
Other income (expense), net	1,753	(12,153)	681
Total other expense, net	(297,930)	(562,361)	(357,668)
Loss from continuing operations before income taxes	(916,825)	(1,941,144)	(2,748,905)
Income tax benefit (provision)	(185,480)	197,399	(106,828)
Net loss from continuing operations	(1,102,305)	(1,743,745)	(2,855,733)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	522,505	1,182,183	2,158,831
Net loss from continuing operations attributable to Clearwire Corporation	(579,800)	(561,562)	(696,902)
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax	—	(167,005)	(20,431)
Net loss attributable to Clearwire Corporation	$(579,800)	$(728,567)	$(717,333)

See notes to consolidated financial statements

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	190 Days Ended July 9,	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net loss:
Net loss from continuing operations	$(1,102,305)	$(1,743,745)	$(2,855,733)
Less: non-controlling interests in net loss from continuing operations of consolidated subsidiaries	522,505	1,182,183	2,158,831
Net loss from continuing operations attributable to Clearwire Corporation	(579,800)	(561,562)	(696,902)
Net loss from discontinued operations	—	(168,361)	(81,810)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	—	1,356	61,379
Net loss from discontinued operations attributable to Clearwire Corporation, net of tax	—	(167,005)	(20,431)
Net loss attributable to Clearwire Corporation	(579,800)	(728,567)	(717,333)
Other comprehensive income (loss):
Unrealized foreign currency gains (losses) during the period	43	(699)	3,913
Less: reclassification adjustment of cumulative foreign currency (gains) losses to net loss from continuing operations	—	(8,739)	—
Unrealized investment holding gains (losses) during the period	(35)	56	(1,185)
Less: reclassification adjustment of investment holding gains to net loss	—	—	(4,945)
Other comprehensive income (loss)	8	(9,382)	(2,217)
Less: non-controlling interests in other comprehensive (income) loss of consolidated subsidiaries	(4)	6,056	1,851
Other comprehensive income (loss) attributable to Clearwire Corporation	4	(3,326)	(366)
Comprehensive loss:
Comprehensive loss	(1,102,297)	(1,921,488)	(2,939,760)
Less: non-controlling interests in comprehensive loss of consolidated subsidiaries	522,501	1,189,595	2,222,061
Comprehensive loss attributable to Clearwire Corporation	$(579,796)	$(731,893)	$(717,699)

See notes to consolidated financial statements

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	190 Days Ended July 9,	Year ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net loss from continuing operations	$(1,102,305)	$(1,743,745)	$(2,855,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	184,599	(199,199)	105,308
Non-cash gain on derivative instruments	(5,337)	(1,356)	(145,308)
Accretion of discount on debt	36,832	41,386	40,216
Depreciation and amortization	370,411	768,193	687,636
Amortization of spectrum leases	27,871	54,328	53,674
Non-cash rent expense	82,332	197,169	342,962
Loss on property, plant and equipment (Note 4)	10,085	171,780	966,441
Other operating activities	20,973	42,740	27,745
Changes in assets and liabilities:
Inventory	(10,057)	11,200	15,697
Accounts receivable	(2,770)	50,401	(54,212)
Prepaids and other assets	(53,431)	326	22,447
Prepaid spectrum licenses	—	1,904	(4,360)
Deferred revenue	39,227	170,455	16,497
Accounts payable and other liabilities	60,329	(17,090)	(152,180)
Net cash used in operating activities of continuing operations	(341,241)	(451,508)	(933,170)
Net cash provided by (used in) operating activities of discontinued operations	—	(3,000)	2,381
Net cash used in operating activities	(341,241)	(454,508)	(930,789)
Cash flows from investing activities:
Capital expenditures	(76,843)	(112,997)	(405,655)
Purchases of available-for-sale investments	(501,814)	(1,797,787)	(957,883)
Disposition of available-for-sale investments	699,450	1,339,078	1,255,176
Other investing activities	1,224	(655)	20,229
Net cash provided by (used in) investing activities of continuing operations	122,017	(572,361)	(88,133)
Net cash provided by (used in) investing activities of discontinued operations	—	1,185	(3,886)
Net cash provided by (used in) investing activities	122,017	(571,176)	(92,019)
Cash flows from financing activities:
Principal payments on long-term debt	(20,566)	(26,985)	(29,957)
Proceeds from issuance of long-term debt	240,000	300,000	—
Debt financing fees	—	(6,205)	(1,159)
Equity investment by strategic investors	199	8	331,400
Proceeds from issuance of common stock	—	58,460	387,279
Net cash provided by financing activities of continuing operations	219,633	325,278	687,563
Net cash provided by financing activities of discontinued operations	—	—	—
Net cash provided by financing activities	219,633	325,278	687,563
Effect of foreign currency exchange rates on cash and cash equivalents	58	107	(4,573)
Net increase (decrease) in cash and cash equivalents	467	(700,299)	(339,818)
Cash and cash equivalents:
Beginning of period	193,445	893,744	1,233,562
End of period	193,912	193,445	893,744
Less: cash and cash equivalents of discontinued operations at end of period	—	—	1,815
Cash and cash equivalents of continuing operations at end of period	$193,912	$193,445	$891,929
Supplemental cash flow disclosures:
Cash paid for interest including capitalized interest paid	$256,227	$505,913	$474,849
Non-cash investing activities:
Fixed asset purchases in accounts payable and accrued expenses	$18,337	$20,795	$14,144
Fixed asset purchases financed by long-term debt	$50,126	$36,229	$11,514
Non-cash financing activities:
Vendor financing obligations	$(11,128)	$(4,644)	$(3,332)
Capital lease obligations	$(38,998)	$(31,585)	$(8,182)
Class A common stock issued for repayment of long-term debt	$—	$88,456	$—
Repayment of long-term debt through issuances of Class A common stock	$—	$(88,456)	$—
See notes to consolidated financial statements

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the 190 Days Ended July 9, 2013 and the Years Ended December 31, 2012 and 2011

	Class A Common Stock		Class B Common Stock
	Shares	Amounts	Shares	Amounts	Additional Paid In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interests	Total Stockholders’ Equity
	(In thousands)
Balances at December 31, 2010	243,544	$24	743,481	$74	$2,221,110	$2,495	$(900,493)	$4,546,788	$5,869,998
Net loss from continuing operations	—	—	—	—	—	—	(696,902)	(2,158,831)	(2,855,733)
Net loss from discontinued operations	—	—	—	—	—	—	(20,431)	(61,379)	(81,810)
Foreign currency translation adjustment	—	—	—	—	—	1,149	—	2,764	3,913
Unrealized gain on investments	—	—	—	—	—	(1,515)	—	(4,615)	(6,130)
Issuance of common stock, net of issuance costs, and other capital transactions	208,671	21	96,222	9	478,394	664	—	210,088	689,176
Share-based compensation and other transactions	—	—	—	—	15,130	—	—	11,494	26,624
Balances at December 31, 2011	452,215	45	839,703	83	2,714,634	2,793	(1,617,826)	2,546,309	3,646,038
Net loss from continuing operations	—	—	—	—	—	—	(561,562)	(1,182,183)	(1,743,745)
Net loss from discontinued operations	—	—	—	—	—	—	(167,005)	(1,356)	(168,361)
Foreign currency translation adjustment	—	—	—	—	—	(3,354)	—	(6,084)	(9,438)
Unrealized gain on investments	—	—	—	—	—	28	—	28	56
Issuance of common stock, net of issuance costs, and other capital transactions	239,100	24	(65,970)	(6)	415,467	527	—	(287,806)	128,206
Share-based compensation and other transactions	—	—	—	—	28,143	—	—	723	28,866
Balances at December 31, 2012	691,315	69	773,733	77	3,158,244	(6)	(2,346,393)	1,069,631	1,881,622
Net loss from continuing operations	—	—	—	—	—	—	(579,800)	(522,505)	(1,102,305)
Foreign currency translation adjustment	—	—	—	—	—	16	—	27	43
Unrealized loss on investments	—	—	—	—	—	(12)	—	(23)	(35)
Issuance of common stock, net of issuance costs, and other capital transactions	131,882	13	(123,145)	(12)	295,834	—	—	56,284	352,119
Share-based compensation and other transactions	—	—	—	—	23,104	—	—	(2,132)	20,972
Balances at July 9, 2013	823,197	$82	650,588	$65	$3,477,182	$(2)	$(2,926,193)	$601,282	$1,152,416

See notes to consolidated financial statements

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Clearwire Corporation, including its consolidated subsidiaries, ("Clearwire", "we," "us," "our," or the "Company") is a provider of fourth generation, or 4G, wireless broadband services. We build and operate next generation mobile broadband networks that provide high-speed mobile Internet and residential Internet access services in communities throughout the country. Our current 4G mobile broadband network operates on the Worldwide Interoperability of Microwave Access technology 802.16e standard, which we refer to as mobile WiMAX. In our current 4G mobile broadband markets in the United States, we offer our services through retail channels and through our wholesale partners.

Sprint Acquisition

On December 17, 2012, we entered into an agreement and plan of merger with Sprint Nextel Corporation, which we refer to as the Merger Agreement, pursuant to which Sprint Nextel Corporation agreed to acquire all of the outstanding shares of Clearwire Corporation Class A and Class B common stock, which we refer to as Class A Common Stock and Class B Common Stock, respectively, not currently owned by Sprint Nextel Corporation, SoftBank Corp., which we refer to as SoftBank, or their affiliates. The merger, which we refer to as the Sprint Acquisition, closed on July 9, 2013, which we refer to as the Acquisition Date, and as of that date we became a wholly-owned subsidiary of Sprint Communications, Inc. (formerly known as Sprint Nextel Corporation), which we refer to as Sprint, and an indirect wholly-owned subsidiary of Sprint Corporation. At the closing of the Sprint Acquisition, the outstanding shares of common stock were converted automatically into the right to receive $5.00 per share in cash, without interest, which we refer to as the Merger Consideration. As a result of the Sprint Acquisition and the resulting change in ownership and control, the acquisition method of accounting will be applied by Sprint, pushed-down to us and included in our consolidated financial statements for all periods presented subsequent to the Acquisition Date. This will result in a new basis of presentation based on the estimated fair values of our assets and liabilities for the successor period beginning as of the day following the consummation of the merger. The estimated fair values will be based on management's judgment after evaluating several factors, including a preliminary valuation assessment.
The accompanying consolidated financial statements and notes represent the period of time prior to the Sprint Acquisition and do not reflect adjustments which will be made as a result of the Sprint Acquisition, including the acquisition method of accounting. Prior to the Sprint Acquisition, Sprint applied the equity method of accounting to its investment in Clearwire. Clearwire’s accompanying consolidated financial statements have been included as an Exhibit to Sprint’s Form 10-K as required by Regulation S-X, Rule 3.09.
Note Purchase Agreement

In connection with the Merger Agreement, on December 17, 2012, we entered into a Note Purchase Agreement, which we refer to as the Note Purchase Agreement, with Clearwire Communications LLC, which we refer to as Clearwire Communications, Clearwire Finance Inc., and together with Clearwire Communications, which we refer to as the Issuers, and Sprint, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800.0 million of 1.00% Exchangeable Notes due 2018, which we refer to as the Sprint Notes, in ten monthly installments of $80.0 million each on the first business day of each month, which we refer to as the Draw Date, beginning January 2013 and through the pendency of the merger. The Notes accrue interest at 1.00% per annum and are exchangeable into shares of Class A Common Stock at an exchange rate of 666.67 shares per $1,000 aggregate principal amount of the Notes, which is equivalent to a price of $1.50 per share, subject to anti-dilution protections. See Note 9, Long-term Debt, net, for further information.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Liquidity

To date, we have invested heavily in building and maintaining our networks. We have a history of operating losses, and we expect to have significant losses in the future. We do not expect our operations to generate cumulative positive cash flows during the next twelve months.

We expect to meet our funding needs for the near future through our cash and investments held at July 9, 2013 and cash receipts from our mobile WiMAX, services from our retail and wholesale business, other than Sprint, and Sprint under the 2011 November 4G MVNO Amendment. Additionally, we anticipate receiving funds from Sprint for the deployment of our Time Division Duplex, which we refer to as TDD, Long Term Evolution, which we refer to as LTE, network and the use of additional spectrum not specified in the 2011 November 4G MVNO Amendment. As a wholly-owned subsidiary of Sprint, to the extent we are not able to fund our business through our retail and wholesale revenue streams, we expect to receive funding for any shortfall from Sprint such that we will continue to be a going concern for at least the next twelve months.

2.	Summary of Significant Accounting Policies
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which we refer to as U.S. GAAP. The following is a summary of our significant accounting policies:
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
Non-controlling interests on the consolidated balance sheets include third-party investments in entities that we consolidate, but do not wholly own. We classify our non-controlling interests as part of equity and we allocate net loss, other comprehensive income (loss) and other equity transactions to our non-controlling interests in accordance with their applicable ownership percentages. We also continue to attribute to our non-controlling interests their share of losses even if that attribution results in a deficit non-controlling interest balance. See Note 14, Stockholders' Equity, for further information.
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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

approximates market value. Cash and cash equivalents exclude cash that is contractually restricted for operational purposes. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and management believes the credit risk related to these balances to be minimal.
Restricted Cash — Restricted cash consists primarily of amounts to satisfy certain contractual obligations and is classified as a current or non-current asset based on its designated purpose. The majority of this restricted cash has been designated to satisfy certain lease obligations.
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
We account for certain of our investments using the equity method based on our ownership interest and our ability to exercise significant influence. Accordingly, we record our investment initially at cost and we adjust the carrying amount of the investment to recognize our share of the earnings or losses of the investee each reporting period. We cease to recognize investee losses when our investment basis is zero. At July 9, 2013 and December 31, 2012, our balance in equity method investees was $0.
We recognize realized losses when declines in the fair value of our investments below their cost basis are judged to be other-than-temporary. In determining whether a decline in fair value is other-than-temporary, we consider various factors including market price, investment ratings, the financial condition and near-term prospects of the issuer, the length of time and the extent to which the fair value has been less than the cost basis, and our intent and ability to hold the investment until maturity or for a period of time sufficient to allow for any anticipated recovery in market value. If it is judged that a decline in fair value is other-than-temporary, a realized loss equal to the excess of the cost basis over fair value is recorded in the consolidated statements of operations, and a new cost basis in the investment is established.
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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

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
Accounts Receivable — Accounts receivables are stated at amounts due from subscribers and our wholesale partners net of an allowance for doubtful accounts. See Note 15, Related Party Transactions, for further information regarding accounts receivable balances with related parties.
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
PP&E is assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such events or circumstances exist, we determine the recoverability of the asset's carrying value by estimating the expected undiscounted future cash flows that are directly associated with and that are expected to arise as a direct result of the use and disposal of the asset. If the expected undiscounted future cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value of the asset and its carrying value. For purposes of testing impairment, our long-lived assets, including PP&E and intangible assets with definite useful lives, and our spectrum license assets are combined into a single asset group. This represents the lowest level for which there are identifiable cash flows which

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

are largely independent of other assets and liabilities, and management believes that utilizing these assets as a group represents the highest and best use of the assets and is consistent with management's strategy of utilizing our spectrum licenses on an integrated basis as part of our nationwide network. For PP&E, there were no impairment losses recorded in the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011.
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
Spectrum Licenses — Spectrum licenses primarily include owned spectrum licenses with indefinite lives and favorable spectrum leases. Indefinite lived spectrum licenses acquired are stated at cost and are not amortized. While owned spectrum licenses in the United States are issued for a fixed time, renewals of these licenses have occurred routinely and at nominal cost. Moreover, we have determined that there are currently no legal, regulatory, contractual, competitive, economic or other factors that limit the useful lives of our owned spectrum licenses and therefore, the licenses are accounted for as intangible assets with indefinite lives. The impairment test for intangible assets with indefinite useful lives consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess. The estimated fair value of spectrum licenses are determined by the use of the Greenfield direct value method, which estimates value through estimating discounted future cash flows of a hypothetical start-up business. Spectrum licenses with indefinite useful lives are assessed for impairment annually, or more frequently, if an event indicates that the asset might be impaired. We had no impairments for any of the periods presented for indefinite lived intangible assets.
Favorable spectrum leases are stated at cost, net of accumulated amortization, and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying value of spectrum leases are amortized on a straight-line basis over their estimated useful lives or lease term, including expected renewal periods, as applicable. There were no impairment losses for favorable spectrum leases in the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011.
Other Intangible Assets — Other intangible assets consist of subscriber relationships, trademarks, patents and other, and are stated at cost net of accumulated amortization. Amortization is calculated using either the straight-line method or an accelerated method over the assets' estimated remaining useful lives. Other intangible assets are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment losses for our other intangible assets in the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011.
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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

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
Interest Capitalization — We capitalize interest related to the construction of our network infrastructure assets, as well as the development of software for internal use. Capitalization of interest commences with pre-construction period administrative and technical activities, which includes obtaining leases, zoning approvals and building permits, and ceases when the construction is substantially complete and available for use or when we suspend substantially all construction activity. Interest is capitalized on construction in progress and software under development. Interest capitalization is based on rates applicable to borrowings outstanding during the period and the balance of qualified assets under construction during the period. Capitalized interest is reported as a cost of the network assets or software assets and depreciated over the useful lives of those assets. See Note 4, Property, Plant and Equipment.
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
Revenue Recognition — We primarily earn revenue by providing access to our high-speed wireless networks. Also included in revenue are sales of CPE and additional add-on services. In our 4G mobile broadband markets, we offer our services through retail channels and through our wholesale partners. We believe that the geographic diversity of our retail subscriber base minimizes the risk of incurring material losses due to concentration of credit risk. Sprint, our major wholesale customer, accounts for substantially all of our wholesale revenues to date, and comprises approximately 36% of total revenues during the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011.
Revenue consisted of the following (in thousands):

	190 Days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Retail and other revenue	$424,723	$796,225	$759,805
Wholesale revenue	240,879	468,469	493,661
Total revenues	$665,602	$1,264,694	$1,253,466
Revenue from retail subscribers is billed one month in advance and recognized ratably over the service period. Revenues associated with the sale of CPE and other equipment is recognized when title and risk of loss is transferred. Billed shipping and handling costs are classified as revenue.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

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
With the exception of the Universal Service Fee, which we refer to as USF, a regulatory surcharge, taxes and other fees collected from customers are excluded from revenues. USF is recorded on a gross basis and included in revenues when billed to customers. USF included in revenue for the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011 were $0.9 million, $2.8 million and $3.9 million, respectively.
For the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011, substantially all of our wholesale revenues were derived from our agreements with Sprint. In November 2011, we entered into the November 2011 4G MVNO Amendment. As a result, the minimum payments under the previous amendment to the 4G MVNO agreement entered into with Sprint in April 2011 were replaced with the provisions of the November 2011 4G MVNO Amendment. Under the November 2011 4G MVNO Amendment, Sprint is paying us $925.9 million for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2012 and 2013, approximately two-thirds of which was paid for service provided in 2012, and the remainder paid for service provided in 2013. As part of the November 2011 4G MVNO Amendment, we also agreed to usage based pricing for WiMAX services after 2013 and for LTE service beginning in 2012.
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
Advertising Costs — Advertising costs are expensed as incurred or the first time the advertising occurs. Advertising expense was $22.6 million, $69.7 million and $76.4 million for the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011, respectively.
Operating Leases — We have operating leases for spectrum licenses, towers and certain facilities, and equipment for use in our operations. Certain of our spectrum licenses are leased from third-party holders of Educational Broadband Service, which we refer to as EBS, spectrum licenses granted by the FCC. EBS licenses authorize the provision of certain communications services on the EBS channels in certain markets throughout the United States. We account for these spectrum leases as executory contracts which are similar to operating leases. Signed leases which have unmet conditions required to become effective are not amortized until such conditions are met and are included in spectrum licenses in the accompanying consolidated balance sheets, if such leases require upfront payments. For leases containing scheduled rent escalation clauses, we record minimum rental payments on a straight-line basis over the term of the lease, including the expected renewal periods as appropriate. For leases containing tenant improvement allowances and rent incentives, we record deferred rent, which is classified as a liability, and that deferred rent is amortized over the term of the lease, including the expected renewal periods as appropriate, as a reduction to rent expense.
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
Discontinued Operations — As a result of a strategic decision to focus investment in the United States market, during the second quarter of 2011, we committed to sell our operations in Belgium, Germany and Spain. These businesses comprised substantially all of the remaining operations previously reported in our International segment. During the year ended December 31, 2012, we completed the sale of operations in Germany, Belgium and

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Spain. Associated results of operations for the years ended December 31, 2012 and 2011 are separately reported as discontinued operations.
Summarized financial information for discontinued operations is show below (in thousands):

	Year Ended December 31,
	2012	2011
Total revenues	$8,473	$20,767

Loss from discontinued operations before income taxes	$(1,185)	$(86,749)
Income tax benefit (provision)	(167,176)	4,939
Net loss from discontinued operations	(168,361)	(81,810)
Less: non-controlling interests in net loss from discontinued operations of consolidated subsidiaries	1,356	61,379
Net loss from discontinued operations attributable to Clearwire Corporation	$(167,005)	$(20,431)

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
In February 2013, the FASB issued authoritative guidance regarding Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance and requires, in a single location, the presentation of the effects of certain significant amounts reclassified from each component of accumulated other comprehensive income based on its source and Statement of Comprehensive (Loss) Income line items affected by the reclassification. The guidance was effective beginning in the first quarter 2013 and did not have a material effect on our consolidated financial statements as amounts reclassified out of other comprehensive income, consisting primarily of the recognition of foreign currency gains, are immaterial for all periods presented.
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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

3.	Investments
Investments as of July 9, 2013 and December 31, 2012 consisted of the following (in thousands):

	July 9, 2013				December 31, 2012
		Gross Unrealized				Gross Unrealized
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value
Short-term
U.S. Government and Agency Issues	$476,170	$54	$—	$476,224	$675,024	$88	$—	$675,112
During the first quarter of 2012, we sold the Auction Market Preferred securities and recorded a gain of $3.3 million to Other income (expense), net on the consolidated statements of operations representing the total proceeds received. We no longer own any collateralized debt obligations or Auction Market Preferred securities.
No other-than-temporary impairment losses were recorded for the 190 days ended July 9, 2013 or the years ended December 31, 2012 or 2011.

4.	Property, Plant and Equipment
Property, plant and equipment as of July 9, 2013 and December 31, 2012 consisted of the following (in thousands):

	Useful	July 9,	December 31,
	Lives (Years)	2013	2012
Network and base station equipment	5-15	$3,400,849	$3,396,376
Customer premise equipment	2	35,962	45,376
Furniture, fixtures and equipment	3-5	487,470	480,160
Leasehold improvements	Lesser of useful life or lease term	27,714	30,142
Construction in progress	N/A	184,022	156,630
		4,136,017	4,108,684
Less: accumulated depreciation and amortization		(2,116,691)	(1,849,680)
		$2,019,326	$2,259,004

	190 Days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Supplemental information (in thousands):
Capitalized interest	$6,751	$6,598	$18,823
Depreciation expense	$362,777	$749,765	$665,344
We have entered into lease arrangements related to our network construction and equipment that meet the criteria for capital leases. At July 9, 2013 and December 31, 2012, we have recorded capital lease assets with an original cost of $151.8 million and $112.8 million, respectively, within network and base station equipment.
Construction in progress is primarily composed of costs incurred during the process of completing network projects not yet placed in service. The balance at July 9, 2013 included $145.5 million of costs related to completing network projects not yet placed in service, $38.1 million of network and base station equipment not yet assigned to a project and $0.4 million of costs related to information technology, which we refer to as IT, and other corporate projects.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

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
During 2012, we solidified our TDD-LTE network architecture, including identifying the sites at which we expect to overlay TDD-LTE technology in the first phase of our deployment. Any projects that are not required to deploy TDD-LTE technology at those sites, or that are no longer viable due to the development of the TDD-LTE network architecture, were abandoned and the related costs written down. In addition, any network equipment not required to support our network deployment plans or sparing requirements were written down to estimated salvage value.
We incurred the following charges associated with PP&E for the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011 (in thousands):

	190 Days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Abandonment of network projects no longer meeting strategic network plans	$671	$81,642	$397,204
Abandonment of network projects associated with terminated leases	—	—	233,468
Abandonment of corporate projects	162	564	69,669
Total loss from abandonment of network and other assets	833	82,206	700,341
Charges for disposal and differences between recorded amounts and results of physical counts(1)(2)	5,315	30,961	56,188
Charges for excessive and obsolete equipment(1)	3,937	58,613	209,912
Total losses on property, plant and equipment	$10,085	$171,780	$966,441

(1)     Included in Cost of goods and services and network costs on the consolidated statements of operations.

(2)	For the year ended December 31, 2012, $14.0 million related to retail operations is included in Selling, general and administrative expense on the consolidated statements of operations.

5.	Spectrum Licenses
Owned and leased spectrum licenses as of July 9, 2013 and December 31, 2012 consisted of the following (in thousands):

	July 9, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived owned spectrum	$3,104,664	$—	$3,104,664	$3,104,129	$—	$3,104,129
Spectrum leases and prepaid spectrum	1,371,737	(265,740)	1,105,997	1,370,317	(237,317)	1,133,000
Pending spectrum and transition costs	12,239	—	12,239	12,492	—	12,492
Total spectrum licenses	$4,488,640	$(265,740)	$4,222,900	$4,486,938	$(237,317)	$4,249,621
Indefinite-lived Owned Spectrum Licenses — Spectrum licenses, which are issued on both a site-specific and a wide-area basis, authorize wireless carriers to use radio frequency spectrum to provide service to certain

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

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

	190 Days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Supplemental Information (in thousands):
Amortization of prepaid and other spectrum licenses	$29,022	$56,554	$55,870
As of July 9, 2013, future amortization of spectrum licenses, spectrum leases and prepaid lease costs (excluding pending spectrum and spectrum transition costs) is expected to be as follows (in thousands):

Remainder of 2013	$25,752
2014	53,928
2015	53,376
2016	52,588
2017	51,328
Thereafter	869,025
Total	$1,105,997

6.	Other Intangible Assets
Other intangible assets as of July 9, 2013 and December 31, 2012 consisted of the following (in thousands):

		July 9, 2013			December 31, 2012
	Useful lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Subscriber relationships	7 years	$108,275	$(91,888)	$16,387	$108,275	$(86,040)	$22,235
Trade names and trademarks	5 years	3,804	(3,550)	254	3,804	(3,106)	698
Patents and other	10 years	3,297	(1,734)	1,563	3,270	(1,543)	1,727
Total other intangibles		$115,376	$(97,172)	$18,204	$115,349	$(90,689)	$24,660
As of July 9, 2013, the future amortization of other intangible assets is expected to be as follows (in thousands):

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Remainder of 2013	$5,822
2014	7,740
2015	3,874
2016	329
2017	329
Thereafter	110
Total	$18,204

	190 Days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Supplemental Information (in thousands):
Amortization expense	$6,483	$16,232	$20,096
We evaluate all of our patent renewals on a case by case basis, based on renewal costs.

7.	Supplemental Information on Liabilities
Current liabilities
Current liabilities consisted of the following (in thousands):

	July 9,	December 31,
	2013	2012
Accounts payable and accrued expenses:
Accounts payable	$139,857	$83,701
Accrued interest	55,813	42,786
Salaries and benefits	29,816	22,010
Business and income taxes payable	31,621	20,363
Other accrued expenses	3,560	8,995
Total accounts payable and accrued expenses	260,667	177,855
Other current liabilities:
Derivative instruments	—	5,333
Deferred revenues(1)	229,517	124,466
Current portion of long-term debt	44,510	36,080
Cease-to-use lease liability(1)	44,240	55,158
Other(1)	13,846	6,573
Total other current liabilities	332,113	227,610
Total	$592,780	$405,465
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

	July 9,	December 31,
	2013	2012
Deferred rents associated with tower and spectrum leases(1)	$795,597	$717,741
Cease-to-use liability(1)	104,841	114,284
Deferred revenue(1)	13,750	83,887
Other(1)	47,140	47,441
Total	$961,328	$963,353

(1)    See Note 15, Related Party Transactions, for further detail regarding balances with related parties.

8.	Income Taxes
The income tax provision (benefit) consists of the following for the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011 (in thousands):

	For the 190 Days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Current taxes:
International	$—	$—	$(59)
State	881	1,800	1,579
Total current taxes	881	1,800	1,520
Deferred taxes:
Federal	170,248	(182,520)	96,292
State	14,351	(16,679)	9,016
Total deferred taxes	184,599	(199,199)	105,308
Income tax provision (benefit)	$185,480	$(197,399)	$106,828
The income tax rate computed using the federal statutory rates is reconciled to the reported effective income tax rate as follows:

	For the 190 Days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes (net of federal benefit)	0.3	0.7	0.7
Non-controlling interest	(19.9)	(21.3)	(27.5)
Basis adjustments in investments in Clearwire Communications LLC	(11.1)	1.1	(1.5)
Other, net	0.8	(1.0)	0.1
Allocation to items of equity other than other comprehensive income	12.0	(1.2)	1.7
Valuation allowance	(37.3)	(3.1)	(12.4)
Effective income tax rate	(20.2)%	10.2%	(3.9)%

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Components of deferred tax assets and liabilities as of July 9, 2013 and December 31, 2012 were as follows (in thousands):

	July 9,	December 31,
	2013	2012
Noncurrent deferred tax assets:
Net operating loss carryforward	$886,883	$553,195
Capital loss carryforward	86,319	221,453
Other assets	331	625
Total deferred tax assets	973,533	775,273
Valuation allowance	(852,968)	(458,935)
Net deferred tax assets	120,565	316,338
Noncurrent deferred tax liabilities:
Investment in Clearwire Communications	339,771	460,834
Other	(756)	(504)
Total deferred tax liabilities	339,015	460,330
Net deferred tax liabilities	$218,450	$143,992

We determine deferred income taxes based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities using the tax rates expected to be in effect when any temporary differences reverse or when the net operating loss, which we refer to as NOL, capital loss or tax credit carry-forwards are utilized.

As of July 9, 2013, excluding NOL carry-forwards that we permanently will be unable to use (as discussed below), we had United States federal tax NOL carry-forwards of approximately $2.01 billion of which $1.35 billion is subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. The NOL carry-forwards begin to expire in 2021. We had $435.4 million of tax NOL carry-forwards in foreign jurisdictions; $426.1 million have no statutory expiration date, and $9.3 million begins to expire in 2015. We also have federal capital loss carry-forwards of $227.5 million which is also subject to certain annual limitations imposed under Section 382 of the Internal Revenue Code. The capital loss carry-forwards begin to expire between 2015 and 2017. Our U.S. federal NOL carry-forwards and capital loss carry-forwards in total are subject to the annual limitations imposed under Section 382 of the Internal Revenue Code. We currently do not project that the Company will generate capital gain income to utilize the capital loss carry-forwards. However, if the Company generates sufficient capital gain income to enable utilization of capital loss carry-forwards in excess of $227.5 million, then NOL carry-forwards of up to $227.5 million may no longer be available to offset future taxable income.

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

Sprint Holdco LLC, which we refer to as Sprint, exchanged 57.5 million of Clearwire Communications Class B common interests, which we refer to as Class B Common Interests, and a corresponding number of shares of Class B Common Stock, for an equal number of shares of Class A Common Stock, and which we refer to as the Sprint Exchange, on July 5, 2013. Intel Capital Wireless Investment Corporation 2008A, which we refer to as Intel,

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

exchanged 65.6 million Class B Common Interests, and a corresponding number of shares of Class B Common Stock, for an equal number of shares of Class A Common Stock, and which we refer to as the Intel Exchange, on July 9, 2013. The Sprint Exchange and the Intel Exchange resulted in significant changes to the financial statement and tax basis, respectively, that Clearwire has in its interest in Clearwire Communications, as well as, a decrease in the amount of temporary differences which will reverse within the NOL carryforward period (see discussion below).

Our deferred tax assets primarily represent NOL carry-forwards associated with Clearwire's operations prior to the formation of the Company on November 28, 2008 and the portion of the partnership losses allocated to Clearwire after the formation of the Company. The Company is subject to a change in control test under Section 382 of the Internal Revenue Code, that if met, would limit the annual utilization of any pre-change in control NOL carry-forward as well as the ability to use certain unrealized built in losses as future tax deductions. We believe that the Sprint Acquisition, which occurred on July 9, 2013, when combined with other issuances of our Class A Common Stock and certain third party investor transactions involving our Class A Common Stock since September 27, 2012, resulted in a change in control under Section 382 of the Internal Revenue Code. As a result of this change in control and the changes in control that occurred on September 27, 2012 and December 13, 2011, respectively, we believe that we permanently will be unable to use a significant portion of our NOL carry-forwards and credit carry-forwards, which are collectively referred to as tax attributes, that arose before the change in control to offset future taxable income. As a result of the annual limitations under Sections 382 and 383 of the Internal Revenue Code on the utilization of tax attributes following an ownership change, it was determined that approximately $2.03 billion of United States NOL carry-forwards will expire unutilized. The United States tax attributes are presented net of these limitations. In addition, subsequent changes of ownership for purposes of Sections 382 and 383 of the Internal Revenue Code could further diminish our use of remaining United States tax attributes.

We have recognized a deferred tax liability for the difference between the financial statement carrying value and the tax basis of the partnership interest. As it relates to the United States tax jurisdiction, we determined that our temporary taxable difference associated with our investment in the partnership will not completely reverse within the carry-forward period of the NOLs. The portion of such temporary difference that will reverse within the carry-forward period of the NOLs represents relevant future taxable income. Management has reviewed the facts and circumstances, including the history of NOLs, projected future tax losses, and determined that it is appropriate to record a valuation allowance against the portion of our deferred tax assets that are not deemed realizable. As a result of the Sprint Exchange and Intel Exchange, there was a net decrease in the amount of temporary difference which will reverse within the NOL carry-forward period. Therefore, management determined that it was appropriate to increase the valuation allowance recorded against our deferred tax assets, along with recording a corresponding deferred tax expense for our continuing operations. The income tax expense reflected in our condensed consolidated statements of operations for continuing operations primarily reflects United States deferred taxes and certain state taxes.

We file income tax returns for Clearwire and our subsidiaries in the United States federal jurisdiction and various state and foreign jurisdictions. As of July 9, 2013, the tax returns for Clearwire for the years 2003 through 2012 remain open to examination by the Internal Revenue Service and various state tax authorities.

Our policy is to recognize any interest related to unrecognized tax benefits in interest expense or interest income. We recognize penalties as additional income tax expense. As of July 9, 2013, we had no material uncertain tax positions and therefore accrued no interest or penalties related to uncertain tax positions.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

9.	Long-term Debt, Net
Long-term debt at July 9, 2013 and December 31, 2012 consisted of the following (in thousands):

	July 9, 2013
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(23,622)	$2,923,872
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(153,009)	476,241
Sprint Notes	1.00%	N/A (5)	2018	240,000	(227,265)	12,735
Vendor Financing Notes(3)	LIBOR based(2)	6.37%	2014/2015	31,982	—	31,982
Capital lease obligations and other(3)				122,615	—	122,615
Total debt, net				$4,771,341	$(403,896)	4,367,445
Less: Current portion of Vendor Financing Notes and capital lease obligations and other(4)						(44,510)
Total long-term debt, net						$4,322,935
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50% (secured) and 7.00% (unsecured). Included in the balance are unsecured notes with par amount of $15.2 million at July 9, 2013.

(3)	As of July 9, 2013, par amount of approximately $138.0 million is secured by assets classified as Network and base station equipment. The remaining par amount is unsecured.

(4)	Included in Other current liabilities on the consolidated balance sheet.

(5)
The discount on the Sprint Notes is accreted as interest expense on a straight-line basis over the life of the notes due to the magnitude of the initial discount. For further discussion, see Sprint Notes below.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

	December 31, 2012
	Interest Rates	Effective Rate(1)	Maturities	Par Amount	Net Discount	Carrying Value
Notes:
2015 Senior Secured Notes	12.00%	12.92%	2015	$2,947,494	$(27,900)	$2,919,594
2016 Senior Secured Notes	14.75%	15.36%	2016	300,000	—	300,000
Second-Priority Secured Notes	12.00%	12.42%	2017	500,000	—	500,000
Exchangeable Notes	8.25%	16.93%	2040	629,250	(165,050)	464,200
Vendor Financing Notes(3)	LIBOR based(2)	6.37%	2014/2015	32,056	(51)	32,005
Capital lease obligations(3)				91,638	—	91,638
Total debt, net				$4,500,438	$(193,001)	4,307,437
Less: Current portion of Vendor Financing Notes and capital lease obligations(4)						(36,080)
Total long-term debt, net						$4,271,357
_______________________________________

(1)	Represents weighted average effective interest rate based on year-end balances.

(2)	Coupon rate based on 3-month LIBOR plus a spread of 5.50% (secured) and 7.00% (unsecured). Included in the balance are unsecured notes with par amount of $4.6 million at December 31, 2012.

(3)	As of December 31, 2012, par amount of approximately $118.8 million is secured by assets classified as Network and base station equipment.

(4)	Included in Other current liabilities on the consolidated balance sheet.
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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

substantially all of our assets; entering transactions with affiliates; creating liens; issuing certain preferred stock or similar equity securities and making investments and acquiring assets.
See Note 16, Subsequent Events.
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
See Note 16, Subsequent Events.
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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

The holders of the Exchangeable Notes have the right to require us to repurchase all of the notes upon the occurrence of a fundamental change, including a change of control, event at a price of 100% of the principal amount plus any unpaid accrued interest to the repurchase date. The holders who elect to exchange the Exchangeable Notes in connection with the occurrence of a fundamental change will be entitled to additional shares that are specified based on the date on which such event occurs and the price paid per share of Class A Common Stock in the fundamental change, with a maximum number of shares issuable per note not to exceed 169.4915 shares per $1,000 note. If our stock price is less than $5.90 per share, subject to certain adjustments, no additional shares shall be added to the exchange rate. Upon the consummation of the Sprint Acquisition, each $1,000 principal amount of Exchangeable Notes was changed into a right to exchange such principal amount of Exchange Notes into cash equal to the product of the Merger Consideration, multiplied by the Exchangeable Notes Exchange Rate.
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
See Note 16, Subsequent Events
Sprint Notes — In connection with the Merger Agreement, we entered into the Note Purchase Agreement with the Issuers and Sprint, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800 million of notes maturing on June 1, 2018 in ten monthly installments of $80 million. Interest on the notes is 1% and is payable semi-annually in June and December. We elected to forego the January, February and June 2013 draws and elected to take the March, April and May 2013 draws and received $240 million from Sprint.
Sprint has the right to exchange notes held in connection with the Note Purchase Agreement for Clearwire Class A common stock or Clearwire Class B common stock and Clearwire Communications Class B common units at the applicable exchange rate at any time prior to the maturity date after July 9, 2013. The applicable exchange rate is 666.67 shares of Clearwire Class A common stock (or Clearwire Class B common stock and Clearwire Communications Class B common units) per $1,000 principal, equivalent to an exchange price of approximately $1.50 per share.
The Sprint Notes are guaranteed by the Issuers' existing wholly-owned domestic subsidiaries. The Sprint Notes are expressly subordinated to the 2015 and 2016 Senior Secured Notes; rank equally in right of payments with all the Issuers' and the guarantors' other existing and future senior indebtedness; and senior to any existing and future subordinated indebtedness. The Sprint Notes do not contain any financial or operating covenants.
The Sprint Notes contain a beneficial conversion feature, which we refer to as BCF. A BCF will be recorded if the Company's stock price is greater than the exchange price on the commitment date. Therefore, on the settlement

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

date of each draw of the Sprint Notes, the BCF will be calculated based on the closing price on settlement date less the exchange price of $1.50 per share multiplied by the number of shares of Clearwire Class A common stock issued. The amount of the BCF for each draw is limited to the proceeds received for that draw. The BCF is recognized as a discount to the debt and an increase to Additional paid-in capital on the consolidated balance sheets. The debt discount will be accreted from the date of issuance through the stated maturity into Interest expense on the consolidated statements of operations on a straight-line basis.

See Note 16, Subsequent Events.

At July 9, 2013, we were in compliance with our debt covenants.
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
Interest Expense — Interest expense included in our consolidated statements of operations for the 190 days ended July 9, 2013, and the years ended December 31, 2012 and 2011, consisted of the following (in thousands):

	190 Days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Interest coupon(1)	$275,551	$518,671	$484,599
Accretion of debt discount and amortization of debt premium, net(2)	36,832	41,386	40,216
Capitalized interest	(6,751)	(6,598)	(18,823)
Total interest expense	$305,632	$553,459	$505,992
_______________________________________

(1)	The year ended December 31, 2012 included $2.5 million of coupon interest relating to the Exchangeable Notes, which was settled in the non-cash Exchange Transaction.

(2)	Includes non-cash amortization of deferred financing fees which are classified as Other assets on the consolidated balance sheets.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

10.	Derivative Instruments
The holders’ exchange rights contained in the Exchangeable Notes constitute embedded derivative instruments that are required to be accounted for separately from the debt host instrument at fair value. As a result, upon the issuance of the Exchangeable Notes, we recognized Exchange Options, with an estimated fair value of $231.5 million as a derivative liability. As a result of the Exchange Transaction, $100.0 million in par value of the Exchangeable Notes were retired and the related Exchange Options, with a notional amount of 14.1 million shares, were settled at fair value. The Exchange Options are indexed to Class A Common Stock, have a notional amount of 88.9 million shares at July 9, 2013 and December 31, 2012 and mature in 2040.
We do not apply hedge accounting to the Exchange Options. Therefore, gains and losses due to changes in fair value are reported in our consolidated statements of operations. At July 9, 2013, the Exchange Options' estimated fair value was $0. At December 31, 2012, the Exchange Options’ estimated fair value of $5.3 million was reported in Other current liabilities on our consolidated balance sheets. For the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011, we recognized gains of $5.3 million, $1.4 million and $159.7 million, respectively, from the changes in the estimated fair value in Gains on derivative instruments in our consolidated statements of operations. See Note 11, Fair Value, for information regarding valuation of the Exchange Options.

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
Derivatives
The Exchange Options are classified in Level 3 of the valuation hierarchy. To estimate the fair value of the Exchange Options, we used an income approach based on valuation models, including option pricing models and discounted cash flow models. We maximized the use of market-based observable inputs in the models and developed our own assumptions for unobservable inputs based on management estimates of market participants’ assumptions in pricing the instruments.
Upon the consummation of the Sprint Acquisition, each $1,000 principal amount of Exchangeable Notes was changed into a right to exchange such principal amount of Exchange Notes into an amount of cash equal to the product of (i) $5.00 multiplied by (ii) the exchange rate of 141.2429. Therefore, at the holder's option, each $1,000 of Exchangeable Notes can be tendered in exchange for $706.21 or a redemption price of $0.706. Given the equity underlying the Exchange Options no longer exists at the closing of the Sprint Acquisition and the value of the redemption is less than par (alternatively, the spot price of $5.00 is less than the strike price of the option of $7.08), the fair value of the Exchange Option immediately prior to the closing of the merger was $0.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

The following table summarizes our financial assets by level within the valuation hierarchy at July 9, 2013 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$193,912	$—	$—	$193,912
Short-term investments	$251,244	$224,980	$—	$476,224
Other assets — derivative warrant assets	$—	$—	$215	$215

The following table summarizes our financial assets and liabilities by level within the valuation hierarchy at December 31, 2012 (in thousands):

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial assets:
Cash and cash equivalents	$193,445	$—	$—	$193,445
Short-term investments	$375,743	$299,369	$—	$675,112
Other assets — derivative warrant assets	$—	$—	$211	$211
Financial liabilities:
Other current liabilities — derivative liabilities (Exchange Options)	$—	$—	$(5,333)	$(5,333)
The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the 190 days ended July 9, 2013 (in thousands):

	January 1, 2013	Acquisitions, Issuances and Settlements	Net Realized/Unrealized Gains Included in Earnings		Net Realized/Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	July 9, 2013	Net Unrealized Gains (Losses) Included in 2012 Earnings Relating to Instruments Held at July 9, 2013
Other assets:
Derivatives	$211	$—	$4	(1)	$—	$215	$4
Other current liabilities:
Derivatives	$(5,333)	$—	$5,333	(1)	$—	$—	$5,333
_____________________________________

(1)	Included in Gain on derivative instruments in the consolidated statements of operations.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

The following table presents the change in Level 3 financial assets and liabilities measured on a recurring basis for the year ended December 31, 2012 (in thousands):

	January 1, 2012	Acquisitions, Issuances and Settlements	Net Unrealized Gains (Losses) Included in Earnings		Net Unrealized Gains (Losses) Included in Accumulated Other Comprehensive Income	December 31, 2012	Net Unrealized Gains (Losses) Included in 2011 Earnings Relating to Instruments Held at December 31, 2012
Other assets:
Derivatives	$209	$—	$2	(1)	$—	$211	$2
Other current liabilities:
Derivatives	$(8,240)	$1,553	$1,354	(1)	$—	$(5,333)	$1,778
______________________________________

(1)	Included in Gain on derivative instruments in the consolidated statements of operations.
The following is the description of the fair value for financial instruments we hold that are not subject to fair value recognition.
Debt Instruments
To estimate the fair value of the 2015 Senior Secured Notes, the 2016 Senior Secured Notes, the Second-Priority Secured Notes and the Exchangeable Notes, we used the average indicative price from several market makers.
A level of subjectivity is applied to estimate the fair value of the Sprint Notes. We use a market approach, benchmarking the price of the Sprint Notes to our Exchangeable Notes, adjusting for differences in critical terms such as tenor and strike price of the options as well as liquidity.
To estimate the fair value of the Vendor Financing Notes, we used an income approach based on the contractual terms of the notes and market-based parameters such as interest rates. A level of subjectivity is applied to estimate the discount rate used to calculate the present value of the estimated cash flows.
The following table presents the carrying value and the approximate fair value of our outstanding debt instruments at July 9, 2013 and 2012 (in thousands):

	July 9, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Notes:
2015 Senior Secured Notes	$2,923,872	$3,167,127	$2,919,594	$3,180,238
2016 Senior Secured Notes	$300,000	$412,500	$300,000	$414,375
Second-Priority Secured Notes	$500,000	$583,125	$500,000	$591,565
Exchangeable Notes(1)	$476,241	$696,164	$464,200	$689,598
Sprint Notes(2)	$12,735	$176,713	$—	$—
Vendor Financing Notes	$31,982	$32,458	$32,005	$31,802
_______________________________________

(1)
Carrying value as of July 9, 2013 and December 31, 2012 is net of $153.0 million and $165.1 million discount, respectively, arising from the separation of the Exchange Options from the debt host instrument. The fair value of the Exchangeable

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Notes incorporates the value of the exchange feature which we have recognized separately as a derivative on our consolidated balance sheets. See Note 9, Long-term Debt, Net for additional discussion.

(2)	Carrying value as of July 9, 2013 is net of $227.3 million discount arising from the BCF. See Note 9, Long-term Debt, Net for additional discussion.

12.	Commitments and Contingencies
Future minimum cash payments under obligations for our continuing operations listed below (including all optional expected renewal periods on operating leases) as of July 9, 2013, are as follows (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter, including all renewal periods
Long-term debt obligations(1)	$4,648,725	$12,282	$12,729	$2,954,464	$300,000	$500,000	$869,250
Interest payments on long-term debt obligations(1)	2,751,195	257,101	513,316	512,700	158,563	114,313	1,195,202
Operating lease obligations	3,207,212	188,022	402,830	406,397	404,451	401,897	1,403,615
Spectrum lease obligations	6,792,437	84,210	182,997	187,529	193,215	207,181	5,937,305
Spectrum service credits and signed spectrum agreements	101,727	1,470	2,939	2,939	2,939	2,939	88,501
Capital lease obligations(2)	165,831	16,677	35,563	34,297	22,574	14,426	42,294
Purchase agreements	109,141	76,317	17,871	6,301	1,899	1,884	4,869
Total	$17,776,268	$636,079	$1,168,245	$4,104,627	$1,083,641	$1,242,640	$9,541,036
_____________________________________

(1)	Principal and interest payments beyond 2017 represent potential principal and interest payments on the Exchangeable Notes beyond the expected repayment in 2017.

(2)	Payments include $41.3 million representing interest.
Expense recorded related to spectrum and operating leases was as follows (in thousands):

	190 days ended July 9,	Year ended December 31,
	2013	2012	2011
Spectrum lease expense	$178,989	$326,798	$308,693
Operating lease expense	$245,010	$502,701	$637,688

Operating lease obligations — Our commitments for non-cancelable operating leases consist mainly of leased sites, including towers and rooftop locations, and office space. Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Operating leases generally have initial terms of five to seven years with multiple renewal options for additional five-year terms totaling between 20 and 25 years. Operating lease obligations in the table above include all lease payments for the contractual lease term plus one renewal period and include any remaining future lease payments for leases where notice of intent not to renew has been sent as a result of the lease termination initiatives. The estimated lease term utilized for lease expense recognition purposes for most leases includes the initial non-cancelable term plus one renewal period.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Spectrum lease obligations - Certain of the leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years and the weighted average remaining lease term at July 9, 2013 was approximately 23 years, including renewal terms. We expect that all renewal periods in our spectrum leases will be renewed by us.

Spectrum service credits - We have commitments to provide Clearwire services to certain lessors in launched markets, and to reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced as actual invoices are presented and paid to the lessors. During the 190 days ended July 9, 2013, and the years ended December 31, 2012 and 2011 we satisfied $1.2 million, $3.3 million and $4.5 million, respectively, related to these commitments. The maximum remaining commitment at July 9, 2013 is $101.7 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15-30 years.

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
Throughout the legal proceedings disclosure, we use the terms Clearwire and the Company to refer to Clearwire Corporation, Clearwire Communications LLC, Clear Wireless LLC and its subsidiaries.

Consumer and Employment Purported Class Actions and Investigation(s)
In April 2009, a purported class action lawsuit was filed against Clearwire U.S. LLC in Superior Court in King County, Washington by a group of five plaintiffs (Chad Minnick, et al.). The lawsuit generally alleges that we disseminated false advertising about the quality and reliability of our services; imposed an unlawful early termination fee, which we refer to as ETF; and invoked allegedly unconscionable provisions of our Terms of Service to the detriment of subscribers. In November 2010, a purported class action lawsuit was filed against Clearwire by Angelo Dennings in the U.S. District Court for the Western District of Washington. The complaint generally alleges we slow network speeds when network demand is highest and that such network management violates our

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

agreements with subscribers and is contrary to the Company's advertising and marketing claims. Plaintiffs also allege that subscribers do not review the Terms of Service prior to subscribing, and when subscribers cancel service due to network management, we charge an ETF or restocking fee that they claim is unconscionable under the circumstances. In March 2011, a purported class action was filed against Clearwire in the U.S. District Court for the Eastern District of California. The case, Newton v. Clearwire, Inc. [sic], alleges Clearwire's network management and advertising practices constitute breach of contract, unjust enrichment, unfair competition under California's Business and Professions Code Sections 17200 et seq., and violation of California's Consumers' Legal Remedies Act. Plaintiff contends Clearwire's advertisements of “no speed cap” and “unlimited data” are false and misleading. Plaintiff alleges Clearwire has breached its contracts with customers by not delivering the Internet service as advertised. Plaintiff also claims slow data speeds are due to Clearwire's network management practices. The parties collectively settled these three lawsuits, and the settlement is in the process of administration. We have accrued an estimated amount we anticipate to pay for the settlement in Other current liabilities. The amount accrued is considered immaterial to the financial statements.
In August 2012, Richard Wuest filed a purported class action against Clearwire in the California Superior Court, San Francisco County. Plaintiff alleges that Clearwire violated California's Invasion of Privacy Act, Penal Code 630, notably §632.7, which prohibits the recording of communications made from a cellular or cordless telephone without the consent of all parties to the communication. Plaintiff seeks class certification, statutory damages, injunctive relief, costs, attorney fees, and pre- and post- judgment interest. We removed the matter to federal court. On November 2, 2012, we filed an answer to the complaint. On May 31, 2013, Plaintiff filed a First Amended Complaint adding two Clearwire call vendors to the lawsuit. We filed an answer on July 15, 2013, and discovery has begun. Class certification briefing is scheduled for the spring of 2014. The litigation is in the early stages, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

On September 6, 2012, the Washington State Attorney General's Office served on Clearwire Corporation a Civil Investigative Demand pursuant to RCW 19.86.110. The demand seeks information and documents in furtherance of the Attorney General Office's investigation of possible unfair trade practices, failure to properly disclose contractual terms, and misleading advertising. On October 22, 2012, we responded to the demand. The outcome of any investigation is unknown and an estimate of any potential loss cannot be made at this time.

In April 2013, Kenneth Lindsay, a former employee and others, filed a purported collective class action lawsuit in U.S. District Court for the District of Minnesota, against Clear Wireless LLC and Workforce Logic LLC. Plaintiffs allege claims individually and on behalf of a purported nationwide collective class under the Fair Labor Standards Act, which we refer to as the FSLA, from April 9, 2010 to present. The lawsuit alleges that defendants violated the FLSA, notably sections 201 and 207 and relevant regulations, regarding failure to pay minimum wage, failure to pay for hours worked during breaks or work performed "off the clock" before, during and after scheduled work shifts, overtime, improper deductions, and improper withholding of wages, commissions and bonuses. Plaintiffs seek back wages, unpaid wages, overtime, liquidated damages, attorney fees and costs. We filed an answer to the complaint on April 30, 2013. In January, 2014, the magistrate judge granted plaintiffs’ motion for conditional class certification, and we have filed our objections to that ruling with the district judge. The litigation is in the early stages, its outcome is unknown and an estimate of any potential loss cannot be made at this time.

Shareholder Actions

On April 26, 2013, stockholders ACP Master, Ltd., Aurelius Capital Master, Ltd., and Aurelius Opportunities Fund II, LLC, filed suit in the Delaware Court of Chancery against the Company, its directors, Sprint and Sprint HoldCo., which we refer to as the ACP Action. On December 20, 2013, those entities filed an amended complaint, naming as defendants Sprint Corporation, Sprint Communications, Inc., the former directors of the Company, Starburst I, Inc., and SoftBank Corp. The amended ACP Action alleges that the directors of the Company breached their fiduciary duties in connection with the Sprint-Clearwire transaction (the “Merger”), that Sprint breached duties owed to the plaintiff stockholders by virtue of its status as a “controlling” stockholder, and that the other entities

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

aided and abetted the alleged breaches of duties. The ACP action seeks a declaration that Sprint and the director defendants breached their fiduciary duties, and that the other entities aided and abetted that breach; a declaration that the Special Committee and majority-of-minority conditions were insufficient safeguards and that defendants bear a burden of proving the “entire fairness” of the transaction; a declaration that the Note Purchase Agreement was the product of defendants’ breach of fiduciary duties; a finding that the Merger was unfair to the plaintiffs; rescission of the Merger; and unspecified damages, fees and expenses. The defendants moved to dismiss the ACP Action in January, 2014.

On October 23, 2013, the plaintiffs in the ACP Action filed a new lawsuit in the Delaware Court of Chancery against the Company. The complaint asks the court for an appraisal of the “fair value” of plaintiffs’ stock in Clearwire, and an order that Clearwire pay plaintiffs the “fair value,” plus interest and costs. The Company filed its answer in November, 2013, and discovery has begun. This case and the ACP Action are in the early stages, their outcome is unknown, and an estimate of potential losses cannot be made at this time.

In addition to the matters described above, we are often involved in certain other proceedings which seek monetary damages and other relief. Based upon information currently available to us, none of these other claims are expected to have a material effect on our business, financial condition or results of operations.

13.	Share-Based Payments
As of July 9, 2013, there were 25,226,048 shares available for grant under the Clearwire Corporation 2008 Stock Compensation Plan, which we refer to as the 2008 Plan, which authorizes us to grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, which we refer to as RSUs, performance based RSUs and other stock awards to our employees, directors and consultants. Grants to be awarded under the 2008 Plan will be made available at the discretion of the Compensation Committee of the Board of Directors from authorized but unissued shares, authorized and issued shares reacquired, or a combination thereof.
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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

A summary of the RSU activity for the 190 day period ended July 9, 2013, and the years ended 2012 and 2011 is presented below:

	Restricted Stock Units		Weighted- Average Grant Price		Fair Value (In Millions)
	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required	Future Performance and Service Required	Future Service Required
Restricted stock units outstanding — January 1, 2011	—	14,675,653	$—	$5.99
Granted	—	10,300,239	—	4.06	$—	$44.9
Forfeited	—	(7,985,495)	—	5.46
Vested	—	(6,240,674)	—	5.54	$—	$24.1
Restricted stock units outstanding — December 31, 2011	—	10,749,723	$—	$4.79
Granted	6,619,937	17,857,468	1.96	2.25	$13.0	$40.2
Forfeited	(208,102)	(2,141,799)	1.99	3.32
Vested	—	(4,501,785)	—	4.45	$—	$8.4
Restricted stock units outstanding — December 31, 2012	6,411,835	21,963,607	$1.96	$2.83
Granted	—	11,637,901	—	3.19	$—	$37.1
Forfeited	(1,691,445)	(506,235)	1.96	7.77
Vested	—	(7,913,173)	—	2.72	$—	$26.0
Restricted stock units outstanding — July 9, 2013	4,720,390	25,182,100	$1.96	$3.03
As of July 9, 2013, there were 29,902,490 RSUs outstanding and total unrecognized compensation cost of approximately $38.4 million, which is expected to be recognized over a weighted-average period of approximately 1.1 years.
Stock Options
We granted options to certain officers and employees under the 2008 Plan. All options generally vest over a four-year period and expire no later than ten years after the date of grant. The fair value of option grants was estimated on the date of grant using the Black-Scholes option pricing model.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

A summary of option activity from January 1, 2011 through July 9, 2013 is presented below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Options outstanding — January 1, 2011	16,443,241	$11.80	5.69
Granted	—	—
Forfeited	(10,701,871)	11.86
Exercised	(1,180,619)	3.07
Options outstanding — December 31, 2011	4,560,751	$13.98	4.24
Granted	—	—
Forfeited	(1,310,146)	12.94
Exercised	—	—
Options outstanding — December 31, 2012	3,250,605	$14.39	4.36
Granted	—
Forfeited	(66,732)	16.18
Exercised	(64,750)	3.06
Options outstanding — July 9, 2013	3,119,123	$14.59	3.30
Vested and expected to vest — July 9, 2013	3,115,111	$14.60	3.30
Exercisable outstanding — July 9, 2013	3,050,591	$14.77	3.31

The intrinsic value of options exercised during the 190 days ended July 9, 2013 and the year ended December 31, 2011 was $0.1 million and $2.3 million, respectively. There were no option exercises during the period ended December 31, 2012. At July 9, 2013, the aggregate intrinsic value of options outstanding was $1.3 million

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Information regarding stock options outstanding and exercisable as of July 9, 2013 is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number of Options	Weighted Average Contractual Life Remaining (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$3.00	6,666.78		$3.00	6,666	$3.00
$3.03	610,750	4.68	3.03	610,750	3.03
$3.53 - $6.77	400,617	2.34	5.90	345,835	5.80
$7.41 - $7.87	57,500	3.26	7.57	43,750	7.57
$11.03	110,700	2.12	11.03	110,700	11.03
$15.00	200,665	2.50	15.00	200,665	15.00
$17.11	323,600	1.60	17.11	323,600	17.11
$18.00	509,497	3.14	18.00	509,497	18.00
$23.30	339,900	4.14	23.30	339,900	23.30
$25.00	559,228	3.64	25.00	559,228	25.00
Total	3,119,123	3.30	$14.59	3,050,591	$14.77

There were no options granted in 2013, 2012 and 2011. The total fair value of options vested during the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011 was $0.5 million, $0.7 million and $6.6 million, respectively. The total unrecognized share based compensation costs related to non-vested stock options outstanding at July 9, 2013 was approximately $0.1 million and is expected to be recognized over a weighted average period of approximately four months.
Share-based compensation expense is based on the estimated grant-date fair value of the award and is recognized net of estimated forfeitures on those shares expected to vest, over a graded vesting schedule on a straight-line basis over the requisite service period for each separately vesting portion of the award as if the award was, in-substance, multiple awards. Share-based compensation expense recognized for all plans for the 190 days ended July 9, 2013, and for the years 2012 and 2011 is as follows (in thousands):

	190 Days Ended July 9,	Year Ended December 31.
	2013	2012	2011
Options	$82	$250	$1,016
RSUs	20,890	28,616	25,535
Sprint Equity Compensation Plans	—	—	73
Total	$20,972	$28,866	$26,624

See Note 16, Subsequent Events.

14.	Stockholders’ Equity
Class A Common Stock
The Class A Common Stock represents the common equity of Clearwire. The holders of the Class A Common Stock are entitled to one vote per share and, as a class, are entitled to 100% of any dividends or distributions made by Clearwire, with the exception of certain minimal liquidation rights provided to the Class B Common

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

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
The sole holder, which is Sprint, is entitled to hold an equivalent number of Class B Common Interests, which, in substance, reflects their economic stake in Clearwire. This is accomplished through an exchange feature that provides the holder the right, at any time, to exchange one share of Class B Common Stock plus one Class B Common Interest for one share of Class A Common Stock.
On July 5, 2013, Sprint completed the exchange of 57.5 million shares of Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock pursuant to the Amended and Restated Operating Agreement dated as of November 28, 2008 governing Clearwire Communications.
On July 9, 2013, Intel completed the exchange of 65.6 million shares of Class B Common Interests and a corresponding number of shares of Class B Common Stock for an equal number of shares of Class A Common Stock pursuant to the Amended and Restated Operating Agreement dated as of November 28, 2008 governing Clearwire Communications.

At July 9, 2013, prior to consideration of the Sprint Acquisition, Sprint's economic interest in Clearwire and its subsidiaries is equal to its voting interest and was approximately 50.1%.

The following table lists the voting interests in Clearwire as of July 9, 2013:

Investor	Class A Common Stock	Class A Common Stock Voting % Outstanding	Class B Common Stock(1)	Class B Common Stock % Voting Outstanding	Total	Total % Voting Outstanding
Sprint	88,422,958	10.7%	650,587,860	100.0%	739,010,818	50.1%
Comcast	88,504,132	10.8%	—	—%	88,504,132	6.0%
Intel	94,076,878	11.4%	—	—%	94,076,878	6.4%
Other Shareholders	552,193,151	67.1%	—	—	552,193,151	37.5%
	823,197,119	100%	650,587,860	100%	1,473,784,979	100%
_______________________________________

(1)	The holders of Class B Common Stock hold an equivalent number of Class B Common Interests.

As a result of the Sprint Acquisition, each share of Clearwire Corporation common stock, par value $0.0001 per share, other than shares owned by Sprint, SoftBank Corp., or their affiliates, were converted into the right to receive $5.00 per share in cash.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Clearwire Communications Interests
Clearwire is the sole holder of voting interests in Clearwire Communications. As such, Clearwire controls 100% of the decision making of Clearwire Communications and consolidates 100% of its operations. Clearwire also holds all of the outstanding Clearwire Communications Class A common interests representing 55.9% of the economics of Clearwire Communications as of July 9, 2013. The holders of the Class B Common Interests own the remaining 44.1% of the economic interests. It is intended that at all times, the number of Clearwire Communications Class A common interests held by Clearwire will equal the number of shares of Class A Common Stock issued by Clearwire.
The non-voting Clearwire Communication units are designated as either Clearwire Communications Class A common interests, all of which are held by Clearwire, or Class B Common Interests, which are held by Sprint and Intel. Both classes of non-voting Clearwire Communication units participate in distributions of Clearwire Communications on an equal and proportionate basis.
The following shows the effects of the changes in Clearwire’s ownership interests in Clearwire Communications (in thousands):

	190 Days ended July 9,	Year ended December 31,
	2013	2012	2011
Clearwire's loss from equity investees	$(226,783)	$(758,705)	$(612,214)
Increase/(decrease) in Clearwire’s additional paid-in capital for issuance or conversion of Class B Common Stock	301,283	379,048	137,353
Increase in Clearwire’s additional paid-in capital for issuance of Class A Common Stock	1,979	58,460	384,106
Other effects of changes in Clearwire’s additional paid-in capital for issuance of Class A and Class B Common Stock	20,972	28,143	18,870
Net transfers from non-controlling interests	324,234	465,651	540,329
Change from net loss attributable to Clearwire and transfers to non-controlling interests	$97,451	$(293,054)	$(71,885)
Dividend Policy
We have not declared or paid any cash dividends on Class A or Class B Common Stock. We currently expect to retain future earnings, if any, for use in the operations. We do not anticipate paying any cash dividends in the foreseeable future. In addition, covenants in the indentures governing our Senior Secured Notes impose significant restrictions on our ability to pay cash dividends to our stockholders.
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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Warrants

During the first quarter of 2013, we issued a warrant to purchase 2.0 million shares of Class A Common Stock at an exercise price of $1.75 per share related to a spectrum lease agreement. The warrants expire January 29, 2019. In connection with the Sprint Acquisition, the warrants were settled for a lump sum cash amount equal to the amount by which the Merger Consideration exceeded the exercise price of the warrants.
In addition, prior to the closing of the merger with Sprint, we had 375,000 warrants outstanding with an exercise price of $3.00. These warrants were settled for a lump sum cash amount equal to the amount by which the Merger Consideration exceeded the exercise price of the warrants.

15.	Related Party Transactions
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
The following amounts for related party transactions are included in our consolidated financial statements (in thousands):

	July 9,	December 31,
	2013	2012
Accounts receivable	$16,497	$17,227
Prepaid assets and other assets	$4,235	$5,943
Accounts payable and accrued expenses	$58,210	$8,223
Other current liabilities:
Cease-to-use	$5,650	$5,497
Deferred revenue	$200,698	$96,161
Other	$5,642	$5,642
Other long-term liabilities:
Cease-to-use	$37,541	$36,793
Deferred revenue	$13,750	$83,887
Deferred rent	$61,053	$32,213
Other	$334	$2,821

	190 days Ended July 9,	Year Ended December 31,
	2013	2012	2011
Revenue	$237,111	$465,295	$493,350
Cost of goods and services and network costs (inclusive of capitalized costs)	$75,469	$152,669	$182,671
Selling, general and administrative (inclusive of capitalized costs)	$26,749	$50,193	$31,453
Sprint Merger Agreement — On December 17, 2012, we entered into a Merger Agreement, pursuant to which Sprint agreed to acquire all of the outstanding shares of Class A and Class B Common Stock not currently owned by

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Sprint. On July 9, 2013, Sprint completed the acquisition of Clearwire Corporation and its subsidiaries. See Note 1, Description of Business
See Note 16, Subsequent Events.
Note Purchase Agreement — In connection with the Merger Agreement, on December 17, 2012, we and certain of our subsidiaries also entered into the Note Purchase Agreement, in which Sprint agreed to purchase from us at our election up to an aggregate principal amount of $800 million of 1.00% exchangeable notes due 2018, in ten monthly installments of $80.0 million each. We elected to forego the first two draws (January 2013 and February 2013) under the Note Purchase Agreement which reduced the aggregate principal amount available to $640 million. We elected to take the March, April and May draws and received $240.0 million from Sprint. In addition, we elected to forego the June draw. See Note 9, Long-term Debt, Net, for further information.
Rollover Notes — In connection with the issuance of the 2015 Senior Secured Notes, on November 24, 2009, we issued notes to Sprint and Comcast with identical terms as the 2015 Senior Secured Notes. From time to time, other related parties may hold portions of our long-term debts, and as debtholders, would be entitled to receive interest payments from us.
Relationships among Certain Stockholders, Directors, and Officers of Clearwire — Prior to the completion of the Sprint Acquisition, Sprint, through two wholly-owned subsidiaries, Sprint HoldCo and SN UHC 1, Inc., owns the largest interest in Clearwire with an effective voting and economic interest of approximately 50.1%. After the conversion of their Class B Common Interests and corresponding number of Class B Common Stock into Class A Common Stock, Comcast, Intel and Bright House together own voting interest in Clearwire of approximately 13.0% at July 9, 2013, prior to consummation of the merger with Sprint.
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
Sprint Wholesale Relationship
Under the November 2011 4G MVNO Amendment, Sprint is paying us a fixed amount for unlimited 4G mobile WiMAX services for resale to its retail subscribers in 2013, a portion of which will be paid as an offset to principal and interest due under a $150.0 million promissory note issued by us to Sprint on January 3, 2012, which we refer to as the Sprint Promissory Note. The Sprint Promissory Note has an aggregate principal amount of $150.0 million and bears interest of 11.5% per annum. On January 2, 2013, we offset $83.6 million of principal and related accrued interest to reduce the principal amount we owe to Sprint under the promissory note to $75.0 million maturing on January 2, 2014. If not previously paid, Sprint may offset the amounts payable by us under the Sprint Promissory Note, including interest, against payments then due by Sprint to Clearwire Communications under the 4G MVNO Agreement, as amended. Because the Sprint Promissory Note was entered into in conjunction with the November 2011 4G MVNO Amendment, and amounts due may be offset against payments due under the November 2011 4G MVNO Amendment, it is treated as deferred revenue for accounting purposes, and associated interest costs are being recorded as a reduction to the payable by Sprint for unlimited WiMAX service in calendar year 2013.

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

As part of the 4G MVNO Agreement, we also agreed to usage based pricing for WiMAX services after 2013 and for LTE service beginning in 2012. We also agreed that Sprint may re-wholesale wireless broadband services, subject to certain conditions and we agreed to operate our WiMAX network through calendar year 2015.
For the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011, we received $231.2 million, $537.3 million and $434.3 million, respectively, from Sprint for 4G broadband wireless services. During the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011, wholesale revenue recorded attributable to Sprint comprised approximately 36% of total revenues and substantially all of our wholesale revenues.
3G MVNO Agreement — We entered into a non-exclusive 3G MVNO agreement with Sprint Spectrum, which we refer to as the 3G MVNO Agreement, whereby Sprint agrees to sell its code division multiple access and mobile voice and data communications service for the purpose of resale to our retail customers. The data communications service includes Sprint’s existing core network services, other network elements and information that enable a third party to provide services over the network, or core network enablers, and subject to certain limitations and exceptions, new core network services, core network enablers and certain customized services. For the 190 days ended July 9, 2013 and for the years ended December 31, 2012 and 2011, we paid $1.0 million, $4.4 million, and $17.8 million, respectively, to Sprint for 3G wireless services provided by Sprint to us.
Sprint Master Site Agreement — In November 2008, we entered into a master site agreement with Sprint, which we refer to as the Master Site Agreement, pursuant to which Sprint and we established the contractual framework and procedures for the leasing of tower and antenna collocation sites to each other. Leases for specific sites will be negotiated by Sprint and us on request by the lessee. The leased premises may be used by the lessee for any activity in connection with the provision of wireless communications services, including attachment of antennas to the towers at the sites. The term of the Master Site Agreement is ten years from the date the agreement was signed. The term of each lease for each specific site will be five years, but the lessee has the right to extend the term for up to an additional 20 years. The monthly fee will increase 3% per year. The lessee is also responsible for the utility costs and for certain additional fees. During the 190 days ended July 9, 2013 and the years ended December 31, 2012 and 2011, we made rent payments under this agreement of $35.5 million, $59.6 million, and $55.8 million , respectively.
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
Ericsson, Inc. — Ericsson, provides network deployment services to us, including site acquisition and construction management services. In addition, during the second quarter of 2011, we entered into a managed services agreement with Ericsson to operate, maintain and support our network. Dr. Hossein Eslambolchi, who was a member of our Board of Directors prior to the Sprint Acquistion, had a consulting agreement with Ericsson. As part of his consulting agreement, Dr. Eslambolchi received payments for his services from Ericsson. He has not received any compensation directly from us related to his relationship with Ericsson. For the 190 days ended July 9,

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

2013 and for the years ended December 31, 2012 and 2011, we paid $43.9 million, $76.9 million and $41.1 million, respectively, to Ericsson for network management services.

16.	Subsequent Events
We have evaluated subsequent events through February 24, 2014, the date in which the consolidated financial statements were issued. The following events occurred subsequent to July 9, 2013:

Sprint Acquisition

On July 9, 2013, Sprint completed the acquisition of Clearwire Corporation and its subsidiaries. As a result of the Sprint Acquisition and the resulting change in ownership and control, the acquisition method of accounting was applied by Sprint, pushed-down to us and included in our consolidated financial statements for all periods presented subsequent to the Acquisition Date. This resulted in a new basis of presentation based on the estimated fair values of our assets and liabilities for the successor period beginning as of the day following the consummation of the merger.

Long-term Debt, net

Using equity contributions from Sprint and available cash, we retired all of the 2015 Senior Secured Notes and all of the Second-Priority Secured Notes by December 2013.
In September 2013, Sprint exchanged all of the outstanding Sprint Notes for 160,000,800 shares of Class B Common Stock and the same amount of Class B Common Interests.

On October 17, 2013, the Issuers entered into a supplemental indenture related to the Exchangeable Notes that 1) permitted the periodic reports filed by Sprint (rather than Clearwire Corporation) with the SEC to satisfy the Issuers' reporting and related obligations in the event that Sprint and Sprint Communications unconditionally guarantee the Exchangeable Notes and 2) agreed to use commercially reasonable efforts to obtain credit ratings for the Exchangeable Notes by two national rating agencies.
On July 19, 2013, Clearwire Communications and Clearwire Finance, Inc. entered into a $3.0 billion credit agreement, which we refer to as the Sprint Credit Agreement, with Sprint Communications, Inc. where Sprint agrees to make revolving credit loans to us subject to the terms and conditions set forth in the agreement. The interest rate on outstanding loans is the LIBOR Rate as of the preceding interest payment date plus applicable margin of 4.00% to 4.75%, which is based on Moody's and S&P ratings. The interest payment date is the last business day of each fiscal quarter. The maturity date of the Sprint Credit Agreement is July 1, 2017. Under the Sprint Credit Agreement, we are not permitted to incur indebtedness unless agreed to by Sprint through written consent. As of December 31, 2013, the Sprint Credit Agreement had an outstanding balance of $315.5 million.
Share-Based Payments
In connection with the Sprint Acquisition, each outstanding and unexercised option to purchase shares of our Common Stock, whether or not then vested, was canceled in exchange for a lump sum cash amount equal to the amount, if any, by which the Merger Consideration exceeded the exercise price of such option, less applicable withholding taxes. In connection with the Sprint Acquisition, each RSU granted to a non-employee member of our board of directors, which we refer to as a Director RSU, was canceled in exchange for a lump sum cash payment equal to the product of the Merger Consideration, without interest, and the number of shares of Class A Common Stock subject to such Director RSU. In addition, each outstanding RSU granted prior to December 17, 2012 was converted into a right to receive a cash payment equal to the product of the Merger Consideration and the number of shares of Class A Common Stock subject to such unvested RSU, which we refer to as a Restricted Cash Account. On July 19, 2013, each holder of a Restricted Cash Account received a lump sum cash payment equal to 50% of the Restricted Cash Account balance, less applicable tax withholdings. The remaining balance of the Restricted Cash

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Account will vest and be paid upon the earlier of (i) the original vesting schedule of the unvested RSUs or (ii) the one year anniversary of the merger, provided however that the holder of a Restricted Cash Account will also be paid the remaining balance upon an involuntary termination of the holder's employment. In addition, each RSU granted after December 17, 2012, which we refer to as an Unvested 2013 RSU, was converted into a right to receive a cash payment equal to the product of the Merger Consideration, without interest, and the number of shares of Class A Common Stock subject to such Unvested 2013 RSU, each of which we refer to as a 2013 Restricted Cash Account. Each 2013 Restricted Cash Account is unvested and will vest and be paid out in accordance with the original vesting conditions of the award, provided however that the holder of a 2013 Restricted Cash Account will also be paid a pro-rata portion of the 2013 Restricted Cash Account upon an involuntary termination of the holder's employment.
Other Related Party Transactions
On July 19, 2013, Clearwire Corporation entered into a services agreement with Sprint/United Management Company, a wholly-owned subsidiary of Sprint Corporation, which we refer to as the Management Company, whereas the Management Company will provide certain services to Clearwire Corporation, the parent company to Clearwire Communications, and its subsidiaries for a stated management fee based on a schedule as set forth in the agreement. No fees are due in 2013.
On July 19, 2013, Clearwire Communications, including direct and indirect subsidiaries as defined in the agreement, which we refer to as the Licensees, entered into a spectrum usage agreement with Sprint Spectrum, L.P., a wholly-owned subsidiary of Sprint Corporation, and their affiliated entities as defined in the agreement, which we refer to as the Users. The Licensees will allow the Users to use the spectrum holdings of Licensees as equipment is deployed by Users using such spectrum subject to the terms defined in the agreement. Users shall pay Licensees an annual spectrum use fee as set forth in the agreement, beginning in 2014.
On January 2, 2014, we offset against payments due under the November 2011 4G MVNO Amendment, treated as deferred revenue, $83.6 million of principal and related accrued interest to repay the amount owed by us under the Sprint Promissory Note.