Form 10-KT
period 2014-03-31
SPRINT Corp
filed 2014-05-27
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2014 to March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates of Sprint Corporation at September 30, 2013 was $4,502,963,862
COMMON SHARES OUTSTANDING AT MAY 19, 2014:

Sprint Corporation Common Stock	3,944,100,117

SPRINT CORPORATION

SPRINT CORPORATION
SECURITIES AND EXCHANGE COMMISSION
TRANSITION REPORT ON FORM 10-K
PART I

Item 1.	Business
FORMATION
Sprint Corporation, incorporated in 2012 under the laws of Delaware, is mainly a holding company, with its operations primarily conducted by its subsidiaries. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "S."
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation, a Kansas corporation organized in 1938 (Sprint Nextel), as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). Pursuant to the Bond Agreement, Sprint Communications, Inc. issued a convertible bond (Bond) to Starburst II, Inc. (Starburst II), a wholly-owned subsidiary of SoftBank, with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the SoftBank Merger, Starburst II became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc.
As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint Corporation. The SoftBank Merger consideration totaled approximately $22.2 billion, consisting primarily of cash consideration of $14.1 billion, net of cash acquired of $2.5 billion and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. The preliminary allocation of consideration paid was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The close of the transaction provided additional equity funding of $5.0 billion, consisting of $3.1 billion received by Sprint Communications, Inc. in October 2012 related to the Bond, which automatically converted to equity immediately prior to the close of the SoftBank Merger, and $1.9 billion cash consideration at closing of the SoftBank Merger.
Successor and Predecessor Periods and Reporting Obligations
In connection with the close of the SoftBank Merger (as described above), Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. The financial information herein, distinguishes between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. In addition, in order to align with SoftBank’s reporting schedule, our Board of Directors approved a change in our fiscal year end to March 31, effective March 31, 2014. As a result, this transition report is for the three-month transition period of January 1, 2014 through March 31, 2014. References herein to fiscal year 2014 refer to the twelve-month period ending March 31, 2015.
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
We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on networks that utilize third generation (3G) code division multiple access (CDMA) or Internet protocol (IP) technologies. We also offer fourth generation (4G) services utilizing Long Term Evolution (LTE) as well as Worldwide Interoperability for Microwave Access (WiMAX) technologies (which we expect to shut-down by the end of calendar year 2015). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks.
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

Postpaid
In our postpaid portfolio, we recently launched the Sprint FramilySM plan, which is available to new and existing subscribers, and allows subscribers to create a Framily group consisting of up to ten subscribers. The first subscriber pays $55 per month for unlimited talk, text and 1GB of data. For each additional new Sprint subscriber that joins the Framily group, the monthly wireless service fee decreases by $5 per person within that Framily group, up to a maximum monthly discount of $30 per person. We offer each subscriber an option to purchase 3GB of data for an additional $10 per month or unlimited data coupled with an annual upgrade option on certain devices for an additional $20 per month. In order to be eligible for the right to upgrade, the subscriber must have purchased the unlimited data and annual upgrade option for the 12 consecutive months preceding the upgrade. Each Framily subscriber can be billed separately and each member of the Framily group can elect to receive their own personalized services. We expect most new subscribers to purchase an eligible wireless phone at full retail price under an installment contract payable over 24 months through the use of the Sprint Easy PaySM program. The terms of the new sales program will not require the subscriber to execute a traditional, two-year wireless service contract.
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
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Sprint prepaid primarily serves subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers who need everything unlimited, including voice, text and data, with our Monthly Unlimited Shrinking Payments plan where bills are reduced after six on-time payments, and its most recently launched Monthly Unlimited Select plans, which offer subscribers unlimited text and talk with step pricing based on their preferred data usage. Virgin Mobile primarily serves subscribers who are device and data-oriented with our Beyond Talk™ plans and our broadband plan, Broadband2GoSM, which offer subscribers control, flexibility and connectivity through various communication vehicles. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers, in certain states, who meet income requirements or are receiving government assistance, with a free wireless phone and 250 free minutes of local and long-distance monthly service.
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

Products
Our services are provided using a broad array of device selections and applications and services that run on these devices to meet the growing needs of subscriber mobility. Our device portfolio includes many cutting edge devices from various OEMs. Our mobile broadband portfolio consists of devices such as hotspots, which allow the connection of multiple WiFi enabled devices to the Sprint platform. We have generally sold these devices at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. However, subscribers now have the option through Sprint Easy Pay to purchase eligible devices at full retail price, which allows them to pay in 24 monthly payments in exchange for reduced service pricing and no service contract, if certain conditions are met. Our Sprint platform can also be accessed through our portfolio of embedded tablets and laptops devices. In addition, we sell accessories, such as carrying cases, hands-free devices, batteries, battery chargers and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.
Wireless Network Technologies
We deliver wireless services to subscribers primarily through our Sprint platform network. Our Sprint platform uses primarily 3G CDMA and 4G LTE wireless technologies. We continue to serve customers utilizing WiMAX technology but we expect to shut our WiMAX network down by the end of calendar year 2015. Our 3G CDMA wireless technology uses a single frequency band and a digital spread-spectrum technique that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. Our 4G LTE wireless data communications technology utilizes an all-IP network to deliver high-speed data communications. To integrate voice into LTE, we expect to use Voice over LTE technology (VoLTE). We provide nationwide service through a combination of operating our own network in both major and smaller U.S. metropolitan areas and rural connecting routes, affiliations under commercial arrangements with third-party affiliates and roaming on other providers' networks. In October 2013, we announced Sprint SparkSM , which is an enhanced LTE network capability that analyzes our three spectrum bands of LTE and connects a device to the most optimal band available in the area. We expect the deployment period for this technology to correspond with the roll out of 4G LTE on our 800 MHz and 2.5 GHz spectrum bands. Our Nextel platform, which utilized integrated Digital Enhanced Network (iDEN) technology, was shut-down on June 30, 2013.
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
We market our postpaid services under the Sprint® brand. We offer these services on a contract basis typically for a two-year period, with services billed on a monthly basis according to the applicable pricing plan. In addition, we offer these services on a monthly basis if the subscriber brings their own device, pays for the device up-front or takes advantage of our installment billing program, Sprint Easy Pay, to purchase the device. We market our prepaid services under the Sprint, Boost Mobile, Virgin Mobile, and Assurance Wireless brands as a means to provide value-driven prepaid service plans to particular markets. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products and services using their brands.
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

Competition
We believe that the market for wireless services has been and will continue to be characterized by competition on the basis of price, the types of services and devices offered, and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless (Verizon) and T-Mobile (together with us - "Big 4 carriers"). Our primary competitors offer voice, high-speed data, entertainment and location-based services and push-to-talk-type features that are designed to compete with our products and services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and cable and have significant competitive advantages due to their large asset bases and greater scale. Our prepaid services compete with a number of carriers and resellers including TracFone Wireless, which offers competitively-priced calling plans that include unlimited local calling. Additionally, AT&T, T-Mobile and Verizon also offer competitive prepaid services and wholesale services to resellers. Competition will increase as a result of mergers and acquisitions, as new firms enter the market, and as a result of the introduction of other technologies such as LTE, the availability of additional commercial spectrum bands, such as the 600 MHz band, the AWS-3 band and the AWS-4 band, and the potential introduction of new services using unlicensed spectrum. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer similar services compete against our offerings.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market has matured, it has become increasingly important to retain existing subscribers in addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands. Wireless carriers are addressing the growth in non-traditional data needs by working with OEMs to integrate connected devices such as after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment and a variety of other consumer electronics and appliances, which utilize wireless networks to increase consumer and business mobility. In addition, we and our competitors continue to offer more service plans that combine voice and data offerings, plans that allow users to add additional mobile devices, including tablets, to their plans at attractive rates, plans with a higher number of bundled minutes included in the fixed monthly charge for the plan, plans that offer the ability to share minutes among a group of related subscribers, or combinations of these features. Consumers respond to these plans by migrating to those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering certain devices at prices lower than their acquisition cost. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. As a result, we and our competitors recognize point-of-sale losses that are not expected to be recovered until future periods when services are provided.
During 2013, wireless carriers introduced new plans that allow subscribers to forgo traditional service contracts and device subsidies in exchange for lower monthly service fees, early upgrade options, or both. In addition, in the latter part of 2013, each of the Big 4 carriers launched early upgrade programs that include an option to purchase a device using an installment billing program. Under installment billing plans, many carriers, including Sprint, will recognize most of the future expected installment payments at the time of sale of the device. As compared to our traditional subsidized plans, this results in better alignment of equipment revenue with the cost of the device, which is expected to reduce the amount of subsidy recognized. See "Item 1A. Risk Factors—Certain subscribers are no longer required to sign service contracts for postpaid services, and we are beginning to offer subscribers equipment financing, which could result in higher churn and higher bad debt expense."
In addition, we have recently seen aggressive marketing efforts initiated by our competitors, including offering lucrative payments as an additional incentive for subscribers to switch carriers. We have begun to make similar offers available to subscribers, however, we do not expect these offers to have a material impact on earnings. Our ability to effectively compete in the wireless business is dependent upon our ability to retain existing and attract new subscribers in an increasingly competitive marketplace. See "Item 1A. Risk Factors—If we are not able to retain and attract wireless subscribers, our financial performance will be impaired."
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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to our cable MSOs have become large enough in scale that they have decided to in-source these services and, as a result, we expect this business to continue to decline over time and be insignificant to the Wireline business by the end of fiscal year 2014. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
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
2.5 GHz License Conditions
We own or lease spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for Broadband Radio Services (BRS) and Educational Broadband Service (EBS). Most BRS and EBS licenses are allocated to specific geographic service areas. Other BRS licenses provide for 493 separate BTAs. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum, which further protects against interference from other license holders. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, we primarily access EBS spectrum through long-term leasing arrangements with EBS license holders. Generally, EBS leases entered into before January 10, 2005 may remain in effect for up to 15 years and may be renewed and assigned in accordance with the terms of those leases and the applicable FCC rules and regulations. The initial term of EBS leases entered into after January 10, 2005 is required by FCC rules to be coterminous with the term of the license. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire or otherwise terminate to match another party's offer to lease the same spectrum. Our leases are generally transferable, assuming we obtain required governmental approvals. Achieving optimal broadband network speeds, capacity and coverage using 2.5 GHz spectrum relies in significant part on operationalizing a complex mixture of BRS and EBS spectrum licenses and leases in the desired service areas, which is subject to the EBS licensing limitations described above and the technical limitations of the frequencies in the 2.5 GHz range. If we are unable to achieve optimal broadband network speeds, our targeted network improvement goals, particularly as to Sprint Spark, could be adversely affected.
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
The minimum cash obligation under the Report and Order is $2.8 billion. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Total payments directly attributable to our performance under the Report and Order, from the inception of the program through March 31, 2014, were approximately $3.4 billion, of which primarily all payments incurred during the year ended December 31, 2013 and the three-month transition period ended March 31, 2014 related to FCC licenses. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through March 31, 2014 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
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
New Spectrum Opportunities and Spectrum Auctions
Several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of commercial wireless services, which may allow new competitors to enter the wireless market. While in general we cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum that might be useful to wireless carriers, including us, in the future, the FCC has taken steps to license spectrum designated for auction in the Middle Class Tax Relief and Job Creation Act of 2012. In particular, the FCC has initiated three proceedings to auction the advanced wireless services H Block, advanced wireless services in the 1.7 and 2 GHz bands (AWS-3), and to reallocate and auction broadcast spectrum in the 600 MHz Band. We did not participate in the H Block auction.
The FCC intends to commence the AWS-3 auction on November 13, 2014 and the 600 MHz Broadcast Incentive auction in mid-to-late 2015. The AWS-3 auction will likely be conducted under the FCC's standard auction procedures; however, the availability of this spectrum for commercial deployment depends on the time necessary for clearing or coordinating with federal government licensees currently using the 1.7 GHz AWS-3 uplink. For the 600 MHz Incentive Auction, the FCC has adopted rules that include “reserved” channels whereby, if certain auction conditions are met, Sprint would be eligible to bid for the reserved channels while carriers that exceed a certain threshold of low band spectrum holdings would not. Sprint would also be able to bid on the “unreserved” channels. Sprint evaluates all opportunities to acquire additional spectrum; however, it is premature to make any firm participation decisions at this time as the FCC is still considering the applicable auction processes and procedures.
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
Other Regulations
Network Neutrality
On December 22, 2010, the FCC adopted so-called net neutrality rules. The FCC rules for fixed broadband Internet access services consisted of: (a) an obligation to provide transparency to consumers regarding network management practices, performance characteristics, and commercial terms of service; (b) a prohibition on blocking access to lawful content, applications, services and devices; and (c) a prohibition on unreasonable discrimination. The FCC acknowledged, however, that mobile broadband faced different constraints and adopted lesser obligations for mobile providers. Accordingly, the rules for mobile broadband operators required that they: (a) provide transparency to consumers in the same manner as fixed providers; and (b) not block access to lawful websites and applications that compete with the provider's own voice or video telephony services. Other rules applicable to fixed broadband, including no blocking of other applications, services or devices, and the prohibition of "unreasonable discrimination," did not apply to mobile providers. On January 14, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated the FCC’s "no-blocking" rule for fixed and mobile operators and the "no unreasonable discrimination" rule for fixed providers. The court left in place the "transparency" rule applicable to both fixed and mobile operators. On May 15, 2014, the FCC adopted a Notice of Proposed Rulemaking seeking to largely reenact the vacated rules on alternative legal grounds. Because the net neutrality rules applicable to mobile broadband were relatively narrow and because we have deployed open mobile operating platforms on our devices, such as the Android platform created in conjunction with Google and the Open Handset Alliance, the rules, if reenacted by the FCC under a permissible legal foundation or otherwise brought back into force, should not adversely affect the operation of our broadband networks or significantly constrain our ability to manage the networks and protect our users from harm caused by other users and devices.
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
Virgin Mobile was designated as a Lifeline-only Eligible Telecom Carrier (ETC) in 41 jurisdictions as of March 31, 2014, and provides service under our Assurance Wireless brand. Lifeline ETC applications are planned in other jurisdictions as well. Changes in the Lifeline program and enforcement actions by the FCC and other regulatory/legislative bodies could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall.

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
Access to Public Filings and Board Committee Charters
Important information is routinely posted on our website at www.sprint.com. Public access is provided to our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed with or furnished to the SEC under the Exchange Act. These documents may be accessed free of charge on our website at the following address: http://www.sprint.com/investors. These documents are available as soon as reasonably practicable after filing with the SEC and may also be found at the SEC's website at www.sec.gov. Information contained on or accessible through our website or the SEC's website is not part of this transition report on Form 10-K.
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
Employee Relations
As of March 31, 2014, we had approximately 36,000 employees.

Executive Officers of the Registrant
The following people are serving as our executive officers as of May 23, 2014. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

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
John Saw Ph.D.
Chief Network Officer. Dr. Saw is responsible for network engineering, deployment and operations. Prior to this, he was Senior Vice President, Technology Architecture.  Before Sprint’s acquisition of Clearwire, Dr. Saw was Chief Technology Officer of Clearwire Corp. He joined Clearwire as its second employee in 2003 and was instrumental in scaling the company's technical expertise and organization. He has held leadership roles at a variety of telecom companies.  Dr. Saw has also published more than 15 technical papers and holds six U.S. patents in wireless technologies.  He currently serves on the advisory boards to the Global TDD LTE Initiative, an international industry consortium, and the School of Electrical Engineering and Computer Science at Washington State University.
		2014	52
Stephen Bye
Chief Technology Officer. Mr. Bye is responsible for Sprint’s access and roaming, network planning, technology research & development, corporate strategy, development and engineering and spectrum. He has more than 22 years of engineering, operations, product development, business planning and marketing experience with telecom, cable and wireless service providers. Prior to joining Sprint in 2011, Mr. Bye was Vice President of Wireless at Cox Communications from 2006 to 2011, where he was responsible for the marketing, product development and management engineering, IT network deployment, customer and network operations support and day-to-day management of its wireless business. He has also held executive positions with AT&T, inCode Wireless, BellSouth International, Optus Communications and Telstra.
		2014	46
Robert L. Johnson	President - Retail Sales and Chief Service & Information Technology Officer. Mr. Johnson served as Chief Service Officer of Sprint since October 2007 and his role was expanded to Chief Service and Information Technology Officer in August 2011. He served as President-Northeast Region from September 2006 to October 2007. He served as Senior Vice President-Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President-National Field Operations of Nextel from February 2002 to July 2005.	2011	56

Name	Business Experience	Current Position Held Since	Age
Jeffery D. Hallock	Chief Marketing Officer. Mr. Hallock served as Senior Vice President for Marketing and Media from 2012 until 2013, Vice President for National Channels from 2009 until 2011, Vice President for Marketing Acquisition and Base from 2006 until 2009. He held the position of Vice President and Senior Director for Product Marketing from 1999 until 2005. Mr. Hallock started with Sprint in 1996 and held leadership positions as a Director of Business Development and Manager of marketing in emerging markets and e-commerce from 1996 until1999.	2013	44
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
		2008	59
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
		2010	53
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
		2013	44
Charles R. Wunsch	Senior Vice President - General Counsel and Corporate Secretary. Mr. Wunsch was appointed Senior Vice President, General Counsel and Corporate Secretary in October 2008. He served as our Vice President for corporate transactions and business law and has served in various legal positions at the Company since 1990. He was previously an associate and partner at the law firm Watson, Ess, Marshall, and Enggas.	2008	58
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
		2013	56

Item 1A.	Risk Factors
In addition to the other information contained in this transition report on Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.
If we are not able to retain and attract wireless subscribers, our financial performance will be impaired.
We are in the business of selling communications services to subscribers, and our success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to retain and attract wireless subscribers, our financial performance will be impaired and we could fail to meet our financial obligations. Beginning in 2008 through March 31, 2014, we have experienced net decreases in our total retail postpaid subscriber base of approximately 12.3 million subscribers (excluding the impact of our acquisitions).
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
The success of our network modernization plans will depend on the timing, extent and cost of implementation; access to spectrum; the performance of third-parties and related parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
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
If we fail to provide a competitive network, our ability to provide wireless services to our subscribers, to retain and attract subscribers and to maintain and grow our subscriber revenues could be adversely affected. For example, achieving optimal broadband network speeds, capacity and coverage using 2.5 GHz spectrum relies in significant part on operationalizing a complex mixture of BRS and EBS spectrum licenses and leases in the desired service areas given the EBS licensing limitations described above and the technical limitations of the frequencies in the 2.5 GHz range. If we are unable to do so, our targeted network improvement goals, particularly as to Sprint Spark, could be affected.
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
We have incurred substantial amounts of indebtedness to finance operations and other general corporate purposes. Our consolidated principal amount of indebtedness was $31.4 billion at March 31, 2014. As a result, we are highly leveraged and will continue to be highly leveraged. Accordingly, our debt service requirements are significant in relation to our revenues and cash flow. This leverage exposes us to risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industry or in the economy generally, and may impair our operating flexibility and our ability to compete effectively, particularly with respect to competitors that are less leveraged.
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
Our unsecured revolving bank credit facility, secured equipment credit facility and unsecured loan agreement with Export Development Canada (EDC Agreement) require us to maintain a certain covenant leverage ratio. This ratio is dependent on EBITDA, which in turn depends, among other things, on our ability to generate subscribers and reduce churn. For example, our continuing failure to retain and attract wireless subscribers, particularly adding higher APRU postpaid device (versus tablet) subscribers, may make it difficult for us to generate sufficient EBITDA to maintain our covenant leverage ratio. In that case, we may not continue to satisfy this required ratio or receive waivers from our lenders, and we would be in default under these agreements, which could trigger defaults under our other debt obligations, which in turn could result in the maturities of certain debt obligations being accelerated.
In addition to the covenants in the revolving bank credit facility, the EDC Agreement and our secured equipment credit facility, certain indentures governing our notes issued by our subsidiaries limit, among other things, our ability to incur additional debt, pay dividends, create liens and sell, transfer, lease or dispose of assets. Such restrictions could adversely affect their ability to access the capital markets or engage in certain transactions.
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
We review our long-lived assets for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. If we continue to have operational challenges, including obtaining and retaining subscribers, our future revenues and cash flows may not be sufficient to recover the carrying value of our long-lived assets, and we could record asset impairments that are material to our results of operations and financial condition. If we continue to have challenges retaining subscribers and as we modernize our network, management may conclude, in future periods, that certain equipment assets will never be either deployed or redeployed, in which case cash and/or non-cash charges that could be material to our consolidated financial statements would be recognized.
We have entered into or may enter into agreements with various parties for certain business operations. Any difficulties experienced by us in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services or a delay in the roll-out of new technology.
We have entered into or may enter into agreements with various parties for the day-to-day execution of services, provisioning, maintenance, and modernization of our wireless and wireline networks, the development and maintenance of certain systems necessary for the operation of our business, and for network equipment, handsets, devices, and other equipment. We expect our dependence on key suppliers to continue as more advanced technologies are developed.
We also have or may enter into agreements with various parties to provide customer service and related support to our wireless subscribers and outsourced aspects of our wireline network and back office functions. In addition, we have lease and sublease agreements with various parties for space on communications towers. As a result, we must rely on various parties to perform certain of our operations and, in certain circumstances, interface with our subscribers. If these various parties were unable to perform to our requirements, we may not be able to pursue alternatives strategies which could adversely affect our business. Even if we are able to pursue alternative strategies, we could experience delays, interruptions, additional expenses and loss of subscribers.
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
The FCC recently revised its transactional “spectrum screen” that it uses to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. The revised screen now includes substantial portions of the 2.5 GHz band previously excluded from the screen and that are licensed or leased to Sprint in numerous markets. As a result, future Sprint spectrum acquisitions may exceed the spectrum screen trigger for additional FCC review. Such additional review could extend the duration of the regulatory review process and there can be no assurance that such transactions will ultimately be completed in whole or in part.
Depending on their outcome, the FCC's ongoing proceedings regarding regulation of special access rates could affect the rates paid by our Wireless and Wireline segments for special access services in the future. Similarly, depending on their outcome, the FCC's proceedings on the regulatory classification of VoIP services and a pending appeal of the FCC's 2011 order reforming universal service for high cost area and intercarrier compensation could affect the intercarrier compensation rates and the level of Universal Service Fund (USF) contributions paid by us.
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
Certain subscribers are no longer required to sign service contracts for postpaid services, and we are beginning to offer subscribers equipment financing, which could result in higher churn and higher bad debt expense.
Our new Framily plan allows certain subscribers to purchase a new eligible device under an installment contract payable over 24 months through the use of the Sprint Easy Pay program. Alternatively, subscribers on our Framily plan may use their own Sprint-certified device. Subscribers who take advantage of Framily or Sprint Easy Pay are no longer required to sign service contracts to obtain postpaid service. This new service plan and the Sprint Easy Pay program may not meet our subscribers’ or potential subscribers’ needs, expectations, or demands. In addition, subscribers on the Framily plan or Sprint Easy Pay can discontinue their service at any time without penalty, other than the obligation of any residual commitment they may have for unpaid service or for amounts due under the installment contract for the device. We could experience reduced revenues and increased marketing costs to acquire new subscribers if we experience a churn rate higher than we expect, which could reduce our margins. Our operational and financial performance may be adversely affected if we are unable to grow our customer base and achieve the customer penetration levels that we anticipate with this business model.
Subscribers who have financed their devices through Sprint Easy Pay have the option to pay for their devices in installments over a period of up to 24 months. This program subjects us to increased risks relating to consumer credit issues, which could result in increases to our bad debt expense and write-offs of installment billing receivables. These arrangements may be particularly sensitive to changes in general economic conditions, and any declines in the credit quality of our subscriber base could have a material adverse effect on our financial position and results of operations.
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
Any inability to resolve favorably any disputes that may arise between the Company and SoftBank or its affiliates may adversely affect our business.
Disputes may arise between SoftBank or its affiliates and the Company in a number of areas, including:

•	business combinations involving the Company;

•	sales or dispositions by SoftBank of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services SoftBank or its affiliates may agree to provide to the Company;

•	arrangements with third parties that are exclusionary to SoftBank or its affiliates or the Company; and

•	business opportunities that may be attractive to both SoftBank or its affiliates and the Company.
We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.
The agreements between the Company and SoftBank or its affiliates may be amended upon agreement between the parties. While the Company is controlled by SoftBank, it may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those that we would negotiate with an unaffiliated third-party.
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
As a precondition to approval of the SoftBank Merger, certain U.S. Government agencies required that SoftBank and Sprint enter into certain agreements, including a National Security Agreement (NSA) under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect our operating results due to increasing the cost of compliance with security measures, and limiting our control over certain U.S. facilities, contracts, personnel, vendor selection and operations. If we fail to comply with our obligations under the NSA or other agreements, our ability to operate our business may be adversely affected.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Overland Park, Kansas and consist of about 3,853,000 square feet. Our gross property, plant and equipment at March 31, 2014 totaled $18.7 billion, as follows:

March 31, 2014
(in billions)
Wireless	$16.1
Wireline	1.3
Corporate and other	1.3
Total	$18.7
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
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and on March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014 we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals. Sprint Communications believes the complaint is without merit and intends to continue to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.

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
Sprint Communications, Inc. has received a complaint purporting to assert claims on behalf of Sprint Communications, Inc. stockholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There were initially five cases consolidated in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 29, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. Plaintiffs did not challenge the amended SoftBank Merger transaction, but sought an award of attorneys fees for their challenge of the original SoftBank Merger transaction. The court denied that motion and the consolidated state cases were dismissed with prejudice. There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino); those cases were stayed pending the resolution of the state cases, and those cases were dismissed on May 16, 2014.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013 in Chancery Court in Delaware. We have moved to dismiss the suit, and a decision on that motion is pending. The plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock, and discovery is proceeding in that case. Sprint Communications, Inc. intends to defend the ACP Master, LTD case vigorously, and, because this case is still in the preliminary stage, we have not yet determined what effect the lawsuit will have, if any, on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the three months ended March 31, 2014, there were no material developments in the status of these legal proceedings.

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

	Three-month Transition Period Ended March 31, 2014 Market Price			2013 Market Price			2012 Market Price
	High	Low	End of Period	High	Low	End of Period	High	Low	End of Period
Common stock
First quarter	N/A	N/A	N/A	$6.22	$5.52	$6.21	$3.03	$2.10	$2.85
Second quarter	N/A	N/A	N/A	7.50	6.12	7.02	3.33	2.30	3.26
Third quarter	N/A	N/A	N/A	7.26	5.61	6.22	5.76	3.15	5.52
Fourth quarter	N/A	N/A	N/A	11.47	5.92	10.75	6.04	4.79	5.67
Transition period	$10.69	$7.42	$9.19	N/A	N/A	N/A	N/A	N/A	N/A
Number of Stockholders of Record
As of May 19, 2014, we had approximately 30,000 common stock record holders.
Dividends
We did not declare any dividends on our common stock for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Issuer Purchases of Equity Securities
None.

Performance Graph
The graph below compares the cumulative total shareholder return for the Company's common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the five fiscal years ended December 31 plus the three-month transition period ended March 31, 2014. Because Sprint Corporation common stock did not commence trading until after the SoftBank Merger, the graph below reflects the cumulative total shareholder return on the Series 1 common stock of Sprint Communications, Inc., our predecessor, through July 10, 2013 and, thereafter, reflects the total shareholder return on the common stock of Sprint Corporation. The graph assumes an initial investment of $100 on December 31, 2008 and, if any, the reinvestment of all dividends.

Value of $100 Invested on December 31, 2008

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	3/31/2014
Sprint Corporation	$100.00	$200.00	$231.15	$127.87	$309.84	$587.43	$502.19
S&P 500 Index	$100.00	$126.46	$145.51	$148.59	$172.37	$228.19	$232.32
Dow Jones U.S. Telecom Index	$100.00	$109.85	$129.35	$134.48	$159.75	$182.32	$182.97

Item 6.	Selected Financial Data
The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications (formerly known as Sprint Nextel Corporation) for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the three-month transition period ended March 31, 2014 and the year ended December 31, 2013, which includes the activity and accounts of Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively following completion of the SoftBank Merger, beginning on July 11, 2013. The accounts and operating activity for the Successor periods from October 5, 2012 (date of inception) to December 31, 2012, the three-month period ended March 31, 2013 and from January 1, 2013 to July 10, 2013 consist solely of the activity of Starburst II prior to the close of the SoftBank Merger, which primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest income related to the $3.1 billion Bond issued to Starburst II by Sprint Nextel Corporation. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions on our trends and combined information.
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the SoftBank Merger and acquisitions of Clearwire and certain assets of U.S. Cellular in 2013 and the acquisitions of Virgin Mobile USA, Inc. (Virgin Mobile) and third-party affiliates in 2009. All acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions on our trends and combined information.

	Successor				Predecessor
	Three Months Ended March 31,		Years Ended December 31,		191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2012	2013	2013	2012	2011	2010	2009
	(in millions, except per share amounts)
Results of Operations
Net operating revenues	$8,875	$—	$16,891	$—	$18,602	$8,793	$35,345	$33,679	$32,563	$32,260
Depreciation	868	—	2,026	—	3,098	1,422	6,240	4,455	5,074	5,827
Amortization	429	—	908	—	147	70	303	403	1,174	1,589
Operating income (loss)	420	(14)	(970)	(33)	(885)	29	(1,820)	108	(595)	(1,398)
Net loss	(151)	(9)	(1,860)	(27)	(1,158)	(643)	(4,326)	(2,890)	(3,465)	(2,436)
Loss per Share and Dividends(1)
Basic and diluted loss per common share	$(0.04)		$(0.54)		$(0.38)	$(0.21)	$(1.44)	$(0.96)	$(1.16)	$(0.84)
Financial Position
Total assets	$84,689	$3,122	$86,095	$3,115	N/A	$50,757	$51,570	$49,383	$51,654	$55,424
Property, plant and equipment, net	16,299	—	16,164	—	N/A	14,025	13,607	14,009	15,214	18,280
Intangible assets, net	55,919	—	56,272	—	N/A	22,352	22,371	22,428	22,704	23,462
Total debt, capital lease and financing obligations (including equity unit notes)	32,778	—	33,011	—	N/A	24,500	24,341	20,274	20,191	21,061
Stockholders' equity	25,312	3,122	25,584	3,110	N/A	6,474	7,087	11,427	14,546	18,095
Cash Flow Data
Net cash provided by (used in) operating activities	$522	$(2)	$(61)	$—	$2,671	$940	$2,999	$3,691	$4,815	$4,891
Capital expenditures	1,488	—	3,847	—	3,140	1,381	4,261	3,130	1,935	1,603
_______________

(1)	We did not declare any dividends on our common shares in any of the periods reported.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Business Strategies and Key Priorities
Sprint is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries. The communications industry has and will continue to compete on the basis of the network quality, types of services and devices offered, and price. We are currently undergoing a significant multi-year program to upgrade our existing wireless communication network, including the decommissioning of our Nextel platform, which was successfully shut-down on June 30, 2013 (see "Overview - Network Modernization"). To support our business strategy and expected capital requirements, we amended our unsecured revolving bank credit facility in February 2014 to provide additional lender commitments to increase the total capacity to $3.3 billion from the original $3.0 billion. We also raised debt financing of approximately $9.0 billion in 2013. Additionally, we raised equity funding of approximately $5.0 billion in 2013, including the conversion of the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II, Inc. (Starburst II), a wholly-owned subsidiary of SoftBank, in 2012 and an additional $1.9 billion equity contribution provided by SoftBank in connection with the SoftBank Merger defined below (see "Significant Transactions"). In 2012, we raised debt financing of approximately $8.9 billion in addition to entering into a $1.0 billion secured equipment credit facility, which was fully drawn by December 31, 2013 (see "Liquidity and Capital Resources").
Wireless segment earnings represented almost all of our total consolidated segment earnings for the three-month transition period ended March 31, 2014. Within the Wireless segment, postpaid wireless service revenue represents the most significant contributors to earnings and are driven not only by the number of postpaid subscribers to our services, but also the average revenue per user (ARPU).
The following table shows the trend of our end of period postpaid subscribers by platform for the past five years and as of March 31, 2014.

	As of March 31,	As of December 31,
	2014	2013	2012	2011	2010	2009
	(in thousands)
Sprint platform	29,918	30,149	30,245	28,729	27,446	26,712
Nextel platform	—	—	1,632	4,285	5,666	7,255
Transactions	586	688	—	—	—	—
Total end of period postpaid subscribers	30,504	30,837	31,877	33,014	33,112	33,967
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

•	Improve the customer experience;

•	Strengthen our brand; and

•	Generate operating cash flow.
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
We continue to strengthen our brand through offering a broad selection of some of the most desired and iconic devices, while focusing on continued enhancements to our network and our upgrade to LTE. We distinguish the Sprint brand from other wireless providers through our offerings of unlimited talk, text and data - guaranteed for life and the recently launched Sprint FramilySM plan and Sprint Easy Pay, which allow subscribers to forgo traditional service contracts and subsidized devices in exchange for lower monthly service fees, early upgrade options, or both.
In addition to our brand and customer-oriented goals, we continue to focus on generating increased operating cash flow through competitive rate plans for postpaid and prepaid subscribers, multi-branded strategies, and effectively managing our cost structure. Certain strategic decisions, such as our network modernization plans and the availability of the iPhone®, which on average carries a higher equipment net subsidy, have resulted in a reduction in cash flows from operations. We also expect that Sprint Easy Pay will require a greater use of operating cash flows as compared to our traditional subsidized plans because the subscriber is financing the device over 24 months. However, we believe these actions will generate long-term benefits, including growth in valuable postpaid subscribers, a reduction in variable cost of service per unit and long-term accretion to cash flows from operations. See "Liquidity and Capital Resources" for more information.
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
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). Pursuant to the Bond Agreement, Sprint Communications, Inc. issued a convertible bond (Bond) to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the SoftBank Merger, Starburst II became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc.
As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint Corporation. The SoftBank Merger consideration totaled approximately $22.2 billion, consisting primarily of cash consideration of $14.1 billion, net of cash acquired of $2.5 billion, and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. The preliminary allocation of consideration paid was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. The close of the transaction provided additional equity funding of $5.0 billion, consisting of $3.1 billion received by Sprint Communications, Inc. in October 2012 related to the Bond, which automatically converted to equity immediately prior to the closing of the SoftBank Merger, and $1.9 billion cash consideration at closing of the SoftBank Merger.
In connection with the close of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger.
Network Modernization
We are in the process of modernizing our network to allow the consolidation and optimization of our 1.9 GHz, 800 megahertz (MHz) and 2.5 GHz spectrum into our base stations. Prior to the closing of the Clearwire Acquisition, in which we acquired 2.5 GHz spectrum, this initiative to modernize our network (Network Vision) encompassed all of our approximately 38,000 CDMA cell sites. The Network Vision project, which commenced in late 2011, includes the deployment of enhanced 3G and 4G LTE technology using our 1.9 GHz spectrum and the deployment of voice technology on our 800 MHz spectrum on the majority of those 38,000 sites. We expect to be substantially complete with the deployment of enhanced 3G and 4G LTE technology using 1.9GHz spectrum by the middle of 2014, while the deployment of voice on our 800 MHz spectrum is expected to be substantially complete by the end of 2014.
Some of our subscribers are experiencing network service disruptions, particularly voice service, during the construction phase of Network Vision, which, among other factors, we believe has contributed to the elevated postpaid churn rates in recent quarters (refer to the churn results table within "Results of Operations"). Based on our experience in several large markets that have reached near completion of Network Vision construction, we have observed that network-related churn elevates during the construction phase and then gradually improves to pre-construction levels over a period of several months following the achievement of substantial completion in the market. Based on the observed performance trends for the several larger markets that are now complete, we expect network-related churn results will continue to be negatively impacted by our Network Vision project, with gradual improvement beginning in the latter part of 2014.
The Network Vision project and the related shut-down of the Nextel platform have resulted in incremental charges, beginning in 2012, including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. The Nextel platform was successfully shut-down on June 30, 2013, and the remaining infrastructure is expected to be completely decommissioned by the end of 2016.
In addition to Network Vision, we recently commenced deployment of 4G LTE technology on our 800 MHz spectrum, and we plan to continue to expand 4G LTE on our 2.5 GHz spectrum, which we expect will further enhance the quality of our network. We expect the majority of the efforts to roll out 4G LTE on our 800 MHz spectrum band to be completed by the end of 2015, subject to the timing and completion of work to reconfigure the 800 MHz band (the "Report and Order"). We expect the majority of the efforts to roll out 4G LTE on our 2.5 GHz spectrum band to be completed over the next three years. In October 2013, we announced Sprint SparkSM , which is an enhanced LTE network capability that analyzes our three spectrum bands of LTE and connects a device to the most optimal band available in the area. We expect the deployment period for this technology to correspond with the roll out of 4G LTE on our 800 MHz and 2.5 GHz spectrum bands. We are also modifying our existing backhaul architecture to enable increased capacity to our network at a lower cost by utilizing Ethernet as opposed to our existing time division multiplexing (TDM) technology. We expect to incur termination costs associated with our TDM contractual commitments with third-party vendors ranging between approximately $125 million to $175 million, the majority of which we expect to record through the first quarter of 2016. The cost to complete all of these initiatives to modernize our network will be significant. We expect capital expenditures of approximately $8 billion in the calendar year 2014.
As of the date of the Clearwire Acquisition, Clearwire had deployed WiMAX technology on approximately 17,000 cell towers and was in the process of deploying 4G LTE technology using the 2.5 GHz spectrum on approximately 5,400 of these sites, which has now been completed. As part of our plan to roll out 4G LTE on our 2.5 GHz spectrum band, we plan to deploy 4G LTE on approximately 4,600 more legacy Clearwire sites. In addition, we plan to cease using WiMAX technology by the end of 2015. We have also evaluated our consolidated cell tower portfolio, including the 17,000 cell towers obtained in the Clearwire Acquisition, and identified approximately 6,000 redundant sites that we expect to no longer utilize. We expect lease exit costs recorded in future periods associated with these sites to range between approximately $50 million to $100 million on a net present value basis. The timing of lease exit charges will be dependent upon the date we cease utilizing these sites without future economic benefit.
Ultimately, we expect Network Vision, along with our ongoing network modernization efforts, to bring financial benefit to the Company through migration to one common network, which is expected to reduce network maintenance and operating costs through capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites, as well as improvements to the quality of service to subscribers. Our expectation of financial savings is affected by multiple variables, including our expectation of the timeliness of modernization across our existing network footprint, which is managed by Sprint but is partly dependent upon our primary original equipment manufacturers (OEMs).
Installment Billing Programs
During 2013, wireless carriers introduced new plans that allow subscribers to forgo traditional service contracts and device subsidies in exchange for lower monthly service fees, early upgrade options, or both. In the latter part of 2013, AT&T, Verizon Wireless and T-Mobile each launched early upgrade programs that include an option to purchase a device using an installment billing program. Sprint offers our own device installment billing program called Sprint Easy Pay.
Under the Sprint Easy Pay installment billing program, we expect to recognize most of the future expected installment payments at the time of sale of the device. As compared to our traditional subsidized plans, this results in better alignment of the equipment revenue with the cost of the device, which is expected to reduce the amount of subsidy recognized in our operating results. Additionally, Sprint is offering lower monthly service fees without a traditional contract as an incentive to attract subscribers to the Framily plan. These lower rates for service are available whether the subscriber brings their own handset, pays the full retail price of the handset or purchases the handset under our Sprint Easy Pay program. We expect Sprint platform postpaid ARPU to continue to decline as a result of the Framily plan; however, as a result of Sprint Easy Pay, we also expect reduced equipment net subsidy expense to offset these declines. Therefore, the combination of these two items is expected to have a net positive contribution to earnings. During the three-month transition period ended March 31, 2014, the Framily plan combined with the Sprint Easy Pay program have been accretive to earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that Sprint Easy Pay will require a greater use of operating cash flows in the earlier part of the installment contract, if the subscriber pays less upfront than traditional plans, because the subscriber is financing the device over 24 months.

RESULTS OF OPERATIONS
As discussed above, both the Clearwire Acquisition and the SoftBank Merger were completed in July 2013. As a result of these transactions, the assets and liabilities of Sprint Communications and Clearwire were preliminarily adjusted to estimated fair value on the respective closing dates. The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the three-month transition period ended March 31, 2014 and the year ended December 31, 2013, which includes the activity and accounts of Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively following completion of the SoftBank Merger (Post-merger period), beginning on July 11, 2013. The accounts and operating activity for the Successor periods from October 5, 2012 (date of inception) to December 31, 2012, the three-month period ended March 31, 2013, and from January 1, 2013 to July 10, 2013 consist solely of the activity of Starburst II prior to the close of the SoftBank Merger. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger.
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
The following discussion covers results for the Successor three-month transition period ended March 31, 2014 as compared to the three-month Predecessor period ended March 31, 2013 as well as the Successor year ended December 31, 2013 and the Predecessor years ended December 31, 2012 and 2011. Results for the unaudited combined year ended December 31, 2013 versus the Predecessor year ended December 31, 2012 are also discussed, to the extent necessary, to provide an analysis of results on comparable periods although the basis of presentation may not be comparable due to the application of the acquisition method of accounting. Additionally, in certain sections we discuss the activity of the

Predecessor 191-day period ended July 10, 2013 to the extent it provides useful information for the activity during that period. The results for the Successor 87-day period ended December 31, 2012 and three-month period ended March 31, 2013 were considered insignificant and are not comparable to the Successor year ended December 31, 2013 or three-month transition period ended March 31, 2014 as the Successor entity was established on October 5, 2012 for the sole purpose of completing the SoftBank Merger. Results for the Successor 87-day period ended December 31, 2012 and three-month period ended March 31, 2013 primarily reflected merger expenses that were incurred (recognized in selling, general and administrative expense) and interest income related to the $3.1 billion Bond issued in connection with the SoftBank Merger. We have provided information regarding certain of the elements of the acquisition method of accounting affecting the Successor period ending December 31, 2013 results to enable further comparability.
Acquisition Method of Accounting Effects to the Successor Periods Ending March 31, 2014 (Transition Period) and December 31, 2013
The allocation of the consideration transferred to assets acquired and liabilities assumed were based on preliminary estimated fair values as of the date of the SoftBank Merger, as described further in the Notes to the Consolidated Financial Statements. As a result, the following estimated impacts of purchase price accounting are included in our results of operations for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013:

•
Reduced postpaid wireless revenue and wireless cost of service of approximately $29 million and $59 million each for the Successor three-month transition period ended March 31, 2014 and for the year ended December 31, 2013, respectively, as a result of preliminary purchase accounting adjustments to deferred revenue and deferred costs;

•	Reduced prepaid wireless revenue of approximately $96 million for the Successor year ended December 31, 2013 as a result of preliminary purchase accounting adjustments to eliminate deferred revenue;

•
Increased rent expense of $29 million and $55 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, which was included in cost of service, primarily attributable to the write-off of deferred rents associated with our operating leases, offset by the amortization of our net unfavorable leases recorded in purchase accounting;

•	Increased cost of products sold of approximately $31 million for the Successor year ended December 31, 2013 as a result of preliminary purchase accounting adjustments to accessory inventory;

•
Reduced depreciation expense of approximately $60 million and $400 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, as a result of preliminary purchase accounting adjustments reflecting a net decrease to property, plant and equipment;

•
Incremental amortization expense of approximately $359 million and $772 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, which was primarily attributable to the recognition of customer relationships of approximately $6.9 billion; and

•
Decrease in pension expense of approximately $22 million and $46 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, which was primarily reflected in selling, general and administrative expense, due to the purchase accounting adjustment to unrecognized net periodic pension and other post-retirement benefits.

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

Consolidated Results of Operations
The following table provides the Successor three-month periods ended March 31, 2014 (transition period) and 2013, the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013 and 87 days ended December 31, 2012, the Predecessor 191-day period ended July 10, 2013, the Predecessor three-month period ended March 31, 2013, and the Predecessor years ended December 31, 2012 and 2011. The Predecessor information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. The Successor period includes the operating activity of Sprint Corporation for the three-month transition period ended March 31, 2014 and the years ended December 31, 2013 and 2012 as well as Sprint Communications, inclusive of Clearwire prospectively from the date of the SoftBank Merger on July 10, 2013 through March 31, 2014.

	Successor		Combined	Successor		Predecessor
	Three Months Ended March 31,		Year Ended December 31,	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2013	2012	2013	2013	2012	2011
	(in millions)
Wireless segment earnings	$1,837	$—	$4,948	$2,178	$—	$2,770	$1,395	$4,147	$4,267
Wireline segment earnings	12	—	494	222	—	272	128	649	800
Corporate, other and eliminations	(5)	(14)	(33)	(34)	(33)	1	1	7	5
Consolidated segment earnings (loss)	1,844	(14)	5,409	2,366	(33)	3,043	1,524	4,803	5,072
Depreciation	(868)	—	(5,124)	(2,026)	—	(3,098)	(1,422)	(6,240)	(4,455)
Amortization	(429)	—	(1,055)	(908)	—	(147)	(70)	(303)	(403)
Other, net	(127)	—	(1,085)	(402)	—	(683)	(3)	(80)	(106)
Operating income (loss)	420	(14)	(1,855)	(970)	(33)	(885)	29	(1,820)	108
Interest expense	(516)	—	(2,053)	(918)	—	(1,135)	(432)	(1,428)	(1,011)
Equity in losses of unconsolidated investments, net	—	—	(482)	—	—	(482)	(202)	(1,114)	(1,730)
Gain on previously-held equity interests	—	—	2,926	—	—	2,926	—	—	—
Other income (expense), net	1	6	92	73	10	19	—	190	(3)
Income tax expense	(56)	(1)	(1,646)	(45)	(4)	(1,601)	(38)	(154)	(254)
Net loss	$(151)	$(9)	$(3,018)	$(1,860)	$(27)	$(1,158)	$(643)	$(4,326)	$(2,890)
Depreciation Expense
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Depreciation expense decreased $554 million, or 39%, in the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013 primarily due to the absence of accelerated depreciation associated with equipment related to our legacy Nextel and Sprint platforms. This reduction was partially offset by increased depreciation on asset additions primarily associated with our network modernization and assets acquired as a result of the Clearwire Acquisition. The Network Vision deployment resulted in incremental charges during earlier stages of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which continued to have an impact on our results of operations through 2013. The incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $360 million during the Predecessor three-month period ended March 31, 2013, of which the majority related to the Nextel platform, compared to no such accelerated depreciation in the three-month transition period ended March 31, 2014.
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
Amortization Expense
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Amortization expense increased $359 million, or 513%, in the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013, primarily due to the recognition of definite-lived intangible assets related to customer relationships of approximately $6.9 billion as a result of the SoftBank Merger. Customer relationship intangible assets are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
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
Other, net
The following table provides additional information of items included in "Other, net" for the Successor three months ended March 31, 2014, the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, the Predecessor three months ended March 31, 2013, and the Predecessor years ended December 31, 2012 and 2011.

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2013	2013	2012	2011
	(in millions)
Severance, exit costs and asset impairments	$(127)	$(961)	$(309)	$(652)	$(25)	$(298)	$(106)
Spectrum hosting contract termination	—	—	—	—		236	—
Gains from asset dispositions and exchanges	—	—	—	—		29	—
Other	—	(124)	(93)	(31)	22	(47)	—
Total	$(127)	$(1,085)	$(402)	$(683)	$(3)	$(80)	$(106)

Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Other, net represented an expense of $127 million in the Successor three-month transition period ended March 31, 2014 as compared to an expense of $3 million in the same Predecessor period in 2013. Severance, exit costs and asset impairments of $127 million for the three-month transition period ended March 31, 2014 included $14 million of severance primarily associated with reductions in force, $11 million of lease exit costs primarily associated with retail store closures, and $75 million of asset impairments primarily related to network equipment assets that are no longer necessary for management's strategic plans. In addition, we recognized $31 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit, of which $4 million was recognized as "Cost of services and products." Severance, exit costs and asset impairments in the Predecessor first quarter 2013 included $17 million of severance primarily associated with selective reductions in force and $8 million of lease exit costs associated with taking certain Nextel platform sites off-air. A favorable ruling by the Texas Supreme Court in connection with the taxation of E911 services resulted in a non-cash benefit of $22 million in the first quarter 2013.
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
Interest Expense
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Interest expense increased $84 million, or 19%, in the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013, primarily due to interest associated with debt issued in September and December 2013 and the debt assumed as a result of the Clearwire acquisition. This was partially offset by premium amortization which was the result of our debt being revalued in connection with the SoftBank merger. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.9 billion and $24.5 billion was 6.4% and 7.3% for the Successor three-month transition period ended March 31, 2014 and the Predecessor three-month period ended March 31, 2013, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
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
Equity in Losses of Unconsolidated Investments, net
As a result of the Clearwire Acquisition on July 9, 2013 and the resulting consolidation of Clearwire results of operations into the accounts of the Company, the Successor period results of operations do not reflect any equity in losses of unconsolidated investments. The equity in losses of unconsolidated investments, net in the Predecessor periods primarily consists of our proportionate share of losses from our equity method investment in Clearwire. Equity in losses from Clearwire were $202 million for the Predecessor three-month period ended March 31, 2013.
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
Other income (expense), net
The following table provides additional information on items included in "Other income (expense), net" for the Successor three months ended March 31, 2014 (transition period) and 2013, the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013 and 87 days ended December 31, 2012, the Predecessor 191-day period ended July 10, 2013, the Predecessor three months ended March 31, 2013, and the Predecessor years ended December 31, 2012 and 2011.

	Successor		Combined	Successor		Predecessor
	Three Months Ended March 31,		Year Ended December 31,	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2013	2012	2013	2013	2012	2011
	(in millions)
Interest income	$4	$14	$69	$36	$10	$33	$—	$65	$36
Gain (loss) on early retirement of debt	—	—	44	56	—	(12)	—	81	(33)
Other, net	(3)	(8)	(21)	(19)	—	(2)	—	44	(6)
Total	$1	$6	$92	$73	$10	$19	$—	$190	$(3)
Successor Year Ended December 31, 2013 and Predecessor Years Ended December 31, 2012 and 2011
"Other income (expense), net" represented income of $73 million for the Successor year ended December 31, 2013 as compared to income of $190 million and expense of $3 million in the Predecessor years ended December 31, 2012 and 2011, respectively. Other, net in the Successor year ended December 31, 2013 primarily consisted of $159 million of income related to the recognition of the remaining unaccreted convertible bond discount. In addition, the Successor year ended December 31, 2013 included a $175 million loss related to the embedded derivative associated with the convertible bond. Gain on early retirement of debt in the Successor year ended December 31, 2013 was a result of early retirement of the Clearwire Communications LLC and Clearwire Finance, Inc. 12% secured notes due 2015 and 12% secured notes due 2017 and in the Predecessor year ended December 31, 2012 was attributable to the early redemption of Nextel Communications, Inc. debt. Loss on early retirement of debt in 2011 was due to the redemption of all outstanding Sprint Capital Corporation 8.375% senior notes.
Income Tax Expense
The Successor period income tax expense for the three-month transition period ended March 31, 2014 and the year ended December 31, 2013 of $56 million and $45 million, respectively, represented a consolidated effective tax rate of approximately 59% and 3%, respectively. The Predecessor period income tax expense for the three-month period ended March 31, 2013 and years ended December 31, 2012 and 2011 of $38 million, $154 million, and $254 million, respectively, represented a consolidated effective tax rate of approximately 6%, 4%, and 10%, respectively. The effective tax rate for the three-month transition period ended March 31, 2014 was significantly higher than the effective tax rate for the three-month Predecessor period ended March 31, 2013 primarily due to the decrease in the loss before income taxes and an increase in deferred tax expense related to increased tax amortization of FCC licenses assumed in the Clearwire Acquisition. The income tax expense for the Successor and Predecessor periods presented was primarily attributable to taxable temporary differences from amortization of FCC licenses and included net increases to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods of $82 million and $708 million, for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $265 million, $1.8 billion, and $1.2 billion for the Predecessor three-month period ended March 31, 2013, and years ended December 31, 2012 and 2011, respectively. The expense for the 191 days ended July 10, 2013 of approximately $1.6 billion was primarily attributable to the recognition of tax expense on the $2.9 billion gain on previously-held equity interests in Clearwire in addition to the Predecessor period items noted above. The income tax expense for 2012 also included a $69 million tax benefit resulting from the resolution of various federal and state income tax uncertainties. The income tax expense for 2011 also includes a $59 million expense resulting from changes in corporate state income tax laws. We do not expect to record significant tax benefits on future net operating losses until circumstances justify the recognition of such benefits. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless service revenue, the sale of wireless devices and accessories, costs to acquire subscribers, network and interconnection costs to serve those subscribers and other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.
As shown by the table above under "Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings (loss) for the three-month transition period ended March 31, 2014. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first-time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as ARPU. Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform offerings as well as increased equipment net subsidy from smartphones. Most recently, our decision to shut-down the Nextel platform accelerated the loss of subscribers on that platform; however, we focused our efforts on recapturing these subscribers on our Sprint platform, resulting in the recapture of approximately 2.6 million Nextel platform postpaid subscribers beginning with the first quarter 2011 through June 30, 2013, which was when the Nextel platform was shut-down. In addition, we have taken initiatives to strengthen the Sprint brand, continue to increase market awareness of the improvements that have been achieved in the customer experience, and provide a competitive portfolio of devices and service plans for subscriber selection which have resulted in improved Wireless segment earnings in the three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013.
In late 2013, we introduced new service plans, which include device payment through installment billing, that allow subscribers to forgo traditional service contracts and device subsidies in exchange for lower monthly service fees, early upgrade options, or both. As the adoption rates of these plans increase throughout our base of subscribers, we expect to continue to see a decline in Sprint platform ARPU due to lower service pricing associated with our Framily plan as compared to our traditional plans. However, we expect reduced subsidy expense associated with Sprint Easy Pay to more than offset these declines. We also expect the number of tablet and connected device subscribers as a percentage of the total postpaid subscriber base to increase in the fiscal year 2014, which would have a dilutive effect on ARPU.

The following table provides an overview of the results of operations of our Wireless segment for the Successor three months ended March 31, 2014 (transition period), the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, the Predecessor three months ended March 31, 2013, and the Predecessor years ended December 31, 2012 and 2011.

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
Wireless Segment Earnings	2014	2013	2013	2013	2013	2012	2011
	(in millions)
Sprint platform	$5,719	$23,225	$10,983	$12,242	$5,773	$22,264	$20,052
Nextel platform	—	217	—	217	143	1,455	2,582
Total postpaid	5,719	23,442	10,983	12,459	5,916	23,719	22,634
Sprint platform	1,232	4,867	2,265	2,602	1,194	4,380	3,325
Nextel platform	—	50	—	50	33	525	1,170
Total prepaid	1,232	4,917	2,265	2,652	1,227	4,905	4,495
Other(1)	145	359	331	28	—	—	—
Retail service revenue	7,096	28,718	13,579	15,139	7,143	28,624	27,129
Wholesale, affiliate and other	159	545	266	279	133	483	261
Total service revenue	7,255	29,263	13,845	15,418	7,276	29,107	27,390
Cost of services (exclusive of depreciation and amortization)	(2,106)	(9,045)	(4,342)	(4,703)	(2,171)	(9,017)	(8,907)
Service gross margin	5,149	20,218	9,503	10,715	5,105	20,090	18,483
Service gross margin percentage	71%	69%	69%	69%	70%	69%	67%
Equipment revenue	999	3,504	1,797	1,707	813	3,248	2,911
Cost of products	(2,038)	(9,475)	(4,603)	(4,872)	(2,293)	(9,905)	(8,057)
Equipment net subsidy	(1,039)	(5,971)	(2,806)	(3,165)	(1,480)	(6,657)	(5,146)
Equipment net subsidy percentage	(104)%	(170)%	(156)%	(185)%	(182)%	(205)%	(177)%
Selling, general and administrative expense	(2,273)	(9,299)	(4,519)	(4,780)	(2,230)	(9,286)	(9,070)
Wireless segment earnings	$1,837	$4,948	$2,178	$2,770	$1,395	$4,147	$4,267
___________________

(1)	Represents service revenue related to the acquisition of certain assets of U.S. Cellular in the 2nd quarter 2013 and the acquisition of Clearwire in the 3rd quarter 2013.
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. We also categorize our retail subscribers as prime and subprime based upon subscriber credit profiles. We use proprietary scoring systems that measure the credit quality of our subscribers using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate subscriber credit profiles. On the Sprint platform, the mix of prime postpaid subscribers to total postpaid subscribers was 81% as of March 31, 2014 and 2013. Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships and other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers.

Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Retail service revenue slightly decreased $47 million for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013. The decrease was driven by the loss of postpaid and prepaid subscribers due to the shut-down of the Nextel platform on June 30, 2013, partially offset by the postpaid and prepaid revenues resulting from the acquisitions in 2013.
Wholesale, affiliate and other revenues increased $26 million, or 20%, for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013 primarily due to an increase in revenues resulting from acquisitions in 2013. Approximately 45% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
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
Wholesale, affiliate and other revenues decreased $217 million, or 45%, for the year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. The decrease was partially offset by an increase in revenues resulting from acquisitions in 2013, combined with growth in our MVNO's reselling postpaid services and connected devices. At December 31, 2013, approximately 43% of our wholesale and affiliate subscribers represented connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
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

Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers for the Successor three months ended March 31, 2014 (transition period), the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, the Predecessor three months ended March 31, 2013, and the Predecessor years ended December 31, 2012 and 2011. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the first quarter 2011 may be found in the tables on the following pages.

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2013	2013	2012	2011
	(subscribers in thousands)
Average postpaid subscribers	30,639	31,124	30,957	31,296	31,566	32,462	32,935
Average prepaid subscribers	16,097	15,901	16,040	15,793	15,686	15,291	13,672
Average retail subscribers	46,736	47,025	46,997	47,089	47,252	47,753	46,607
The table below summarizes ARPU for the Successor three months ended March 31, 2014 (transition period), the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, the Predecessor three months ended March 31, 2013, and the Predecessor years ended December 31, 2012 and 2011. Additional information about ARPU for each quarter since the first quarter 2011 may be found in the tables on the following pages.

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2013	2013	2012	2011
ARPU(1):
Postpaid	$62.98	$63.29	$63.46	$63.10	$62.47	$60.84	$57.27
Prepaid	$27.07	$26.62	$26.64	$26.57	$26.08	$26.72	$27.40
Average retail	$50.61	$50.89	$50.89	$50.85	$50.39	$49.92	$48.51
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

Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Postpaid ARPU for the Successor three-month transition period ended March 31, 2014 increased as compared to the same Predecessor period in 2013 primarily due to the shut-down of the Nextel platform on June 30, 2013 and the impact of losing subscribers who carried a lower average revenue per subscriber. This increase was partially offset by a lower revenue per subscriber carried by subscribers acquired in the Clearwire and U.S. Cellular acquisitions and growth in sales of tablets, which also carry a lower revenue per subscriber. We expect Sprint platform postpaid ARPU to decline during fiscal year 2014 as a result of lower service fees associated with Framily plan subscribers; however, as a result of Sprint Easy Pay, we also expect the reduced equipment net subsidy expense to offset these declines. Prepaid ARPU for the Successor three-month transition period ended March 31, 2014 increased compared to the same Predecessor period in 2013 primarily due to the impact of a higher revenue per subscriber carried by subscribers acquired in the Clearwire acquisition combined with an increase in ARPU primarily for the Virgin Mobile prepaid brands as subscribers chose higher priced plans.

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

	March 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	253	226	265	539	263	442	410	401	12	194	(360)	58	(231)
Prepaid	1,406	1,149	839	899	870	451	459	525	568	(486)	84	322	(364)
Wholesale and affiliates(2)	389	519	835	954	785	388	14	(243)	(224)	(228)	181	302	212
Total Sprint platform	2,048	1,894	1,939	2,392	1,918	1,281	883	683	356	(520)	(95)	682	(383)
Nextel platform:
Postpaid	(367)	(327)	(309)	(378)	(455)	(688)	(866)	(644)	(572)	(1,060)	—	—	—
Prepaid	(560)	(475)	(354)	(392)	(381)	(310)	(440)	(376)	(199)	(255)	—	—	—
Total Nextel platform	(927)	(802)	(663)	(770)	(836)	(998)	(1,306)	(1,020)	(771)	(1,315)	—	—	—
Transactions(2):
Postpaid	—	—	—	—	—	—	—	—	—	(179)	(175)	(127)	(102)
Prepaid	—	—	—	—	—	—	—	—	—	(20)	(56)	(103)	(51)
Wholesale	—	—	—	—	—	—	—	—	—	—	13	25	69
Total Transactions	—	—	—	—	—	—	—	—	—	(199)	(218)	(205)	(84)

Total retail postpaid	(114)	(101)	(44)	161	(192)	(246)	(456)	(243)	(560)	(1,045)	(535)	(69)	(333)
Total retail prepaid	846	674	485	507	489	141	19	149	369	(761)	28	219	(415)
Total wholesale and affiliate	389	519	835	954	785	388	14	(243)	(224)	(228)	194	327	281
Total Wireless	1,121	1,092	1,276	1,622	1,082	283	(423)	(337)	(415)	(2,034)	(313)	477	(467)

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(3)	27,699	27,925	28,190	28,729	28,992	29,434	29,844	30,245	30,257	30,451	30,091	30,149	29,918
Prepaid	9,941	11,090	11,929	12,828	13,698	14,149	14,608	15,133	15,701	15,215	15,299	15,621	15,257
Wholesale and affiliates(2)(3)(4)	4,910	5,429	6,264	7,218	8,003	8,391	8,405	8,162	7,938	7,710	7,862	8,164	8,376
Total Sprint platform	42,550	44,444	46,383	48,775	50,693	51,974	52,857	53,540	53,896	53,376	53,252	53,934	53,551
Nextel platform:
Postpaid	5,299	4,972	4,663	4,285	3,830	3,142	2,276	1,632	1,060	—	—	—	—
Prepaid	3,182	2,707	2,353	1,961	1,580	1,270	830	454	255	—	—	—	—
Total Nextel platform	8,481	7,679	7,016	6,246	5,410	4,412	3,106	2,086	1,315	—	—	—	—
Transactions(2):
Postpaid	—	—	—	—	—	—	—	—	—	173	815	688	586
Prepaid	—	—	—	—	—	—	—	—	—	39	704	601	550
Wholesale	—	—	—	—	—	—	—	—	—	—	106	131	200
Total Transactions	—	—	—	—	—	—	—	—	—	212	1,625	1,420	1,336

Total retail postpaid(3)	32,998	32,897	32,853	33,014	32,822	32,576	32,120	31,877	31,317	30,624	30,906	30,837	30,504
Total retail prepaid	13,123	13,797	14,282	14,789	15,278	15,419	15,438	15,587	15,956	15,254	16,003	16,222	15,807
Total wholesale and affiliates(3)(4)	4,910	5,429	6,264	7,218	8,003	8,391	8,405	8,162	7,938	7,710	7,968	8,295	8,576
Total Wireless	51,031	52,123	53,399	55,021	56,103	56,386	55,963	55,626	55,211	53,588	54,877	55,354	54,887

Supplemental data - connected devices
End of period subscribers (in thousands)(3)
Retail postpaid	715	727	762	783	791	809	817	813	824	798	834	922	968
Wholesale and affiliates	1,883	1,920	1,956	2,077	2,217	2,361	2,542	2,670	2,803	3,057	3,298	3,578	3,882
Total	2,598	2,647	2,718	2,860	3,008	3,170	3,359	3,483	3,627	3,855	4,132	4,500	4,850
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

(2)
We acquired approximately 352,000 postpaid subscribers and 59,000 prepaid subscribers through the acquisition of assets from U.S. Cellular when the transaction closed on May 17, 2013. We acquired approximately 788,000 postpaid subscribers (excluding 29,000 Sprint wholesale subscribers transferred to Transactions postpaid subscribers that were originally recognized as part of our Clearwire MVNO arrangement), 721,000 prepaid subscribers, and 93,000 wholesale subscribers as a result of the Clearwire Acquisition when the transaction closed on July 9, 2013.

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,421,000 subscribers at March 31, 2014 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended March 31, 2014.

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

	March 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.78%	1.72%	1.91%	1.99%	2.00%	1.69%	1.88%	1.98%	1.84%	1.83%	1.99%	2.07%	2.11%
Prepaid	3.41%	3.25%	3.43%	3.07%	2.92%	3.16%	2.93%	3.02%	3.05%	5.22%	3.57%	3.01%	4.33%
Nextel platform:
Postpaid	1.95%	1.92%	1.91%	1.89%	2.09%	2.56%	4.38%	5.27%	7.57%	33.90%	—	—	—
Prepaid	6.94%	7.29%	7.02%	7.18%	8.73%	7.18%	9.39%	9.79%	12.46%	32.13%	—	—	—
Transactions(2):
Postpaid	—	—	—	—	—	—	—	—	—	26.64%	6.38%	5.48%	5.48%
Prepaid	—	—	—	—	—	—	—	—	—	16.72%	8.84%	8.18%	5.11%

Total retail postpaid	1.81%	1.75%	1.91%	1.98%	2.01%	1.79%	2.09%	2.18%	2.09%	2.63%	2.09%	2.15%	2.18%
Total retail prepaid	4.36%	4.14%	4.07%	3.68%	3.61%	3.53%	3.37%	3.30%	3.26%	5.51%	3.78%	3.22%	4.35%

Nextel platform subscriber recaptures
Rate(3):
Postpaid	27%	27%	27%	39%	46%	60%	59%	51%	46%	34%	—	—	—
Prepaid	27%	21%	21%	25%	23%	32%	34%	50%	34%	39%	—	—	—
Subscribers(4):
Postpaid	124	113	103	168	228	431	516	333	264	364	—	—	—
Prepaid	260	171	141	152	137	143	152	188	67	101	—	—	—
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the first quarter 2011.

	Predecessor											Successor	Combined (2)	Successor
	March 31, 2011	June 30, 2011	Sept 30, 2011	Dec 31, 2011	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	10 Days Ended July 10, 2013	Sept 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014
ARPU
Sprint platform:
Postpaid	$58.52	$59.07	$60.20	$61.22	$62.55	$63.38	$63.21	$63.04	$63.67	$64.20	$64.71	$64.24	$64.28	$64.11	$63.52
Prepaid	$25.76	$25.53	$25.35	$25.16	$25.64	$25.49	$26.19	$26.30	$25.95	$26.96	$26.99	$25.14	$25.33	$26.78	$26.45
Nextel platform:
Postpaid	$44.35	$43.68	$42.78	$41.91	$40.94	$40.25	$38.65	$37.27	$35.43	$36.66	$—	$—	$—	$—	$—
Prepaid	$35.46	$34.63	$35.62	$34.91	$35.68	$37.20	$34.73	$35.59	$31.75	$34.48	$—	$—	$—	$—	$—
Transactions(1):
Postpaid	$—	$—	$—	$—	$—	$—	$—	$—	$—	$59.87	$35.75	$37.44	$40.00	$36.30	$37.26
Prepaid	$—	$—	$—	$—	$—	$—	$—	$—	$—	$19.17	$12.78	$40.62	$43.20	$40.80	$43.80

Total retail postpaid	$56.17	$56.67	$57.65	$58.59	$59.88	$60.88	$61.18	$61.47	$62.47	$63.59	$64.55	$63.48	$63.69	$63.44	$62.98
Total retail prepaid	$28.39	$27.53	$27.19	$26.62	$26.82	$26.59	$26.77	$26.69	$26.08	$27.02	$26.96	$25.86	$26.04	$27.34	$27.07
_______________________

(1)	Subscriber ARPU related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.

(2)
Combined ARPU for the quarterly period ending September 30, 2013 aggregates service revenue from the Predecessor 10-day period ended July 10, 2013 and the Successor three-month period ended September 30, 2013 divided by the sum of the monthly average subscribers during the three months ended September 30, 2013.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the Successor three-month transition period ended March 31, 2014, net postpaid subscriber losses were 231,000 as compared to net additions of 12,000 in the Predecessor three-month period ended March 31, 2013, inclusive of 516,000 and 16,000 net additions of tablet devices, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The absence of Nextel platform recaptures is the primary driver for the change from net additions in 2013 to net losses in 2014. During 2013, net postpaid subscriber losses were 96,000 as compared to net additions of 1.5 million and 1.3 million in 2012 and 2011, respectively. The change to net losses in 2013 from net additions in 2012 and 2011 was primarily related to the absence of Nextel platform recaptures in the second half of 2013 as the shutdown of that network was completed on June 30, 2013. Nextel platform and U. S. Cellular recaptures in 2013 totaled 734,000. In addition, we had approximately 564,000 net additions of tablet devices and approximately 190,000 net additions of connected devices in 2013, which were all offset by net losses of approximately 1,584,000 on the Sprint platform. Substantially all Sprint platform net additions in 2012 and approximately 508,000 in 2011 represented postpaid subscribers that deactivated service on the Nextel platform. In addition, churn increased when comparing the Successor three-month transition period ended March 31, 2014 to the same Predecessor period in 2013 primarily due to increased competition and network-related churn impacted by Network Vision. Churn also increased and postpaid gross subscriber additions declined during 2013 as compared to 2012. We expect churn results will continue to be negatively impacted by Network Vision, with gradual improvement in network-related churn beginning in the latter part of 2014. In addition, some wireless carriers have recently undertaken various aggressive marketing efforts to incent subscribers to switch carriers. As a result, these efforts could have a negative impact on churn which would have a negative effect on earnings.
Retail Prepaid — During the Successor three-month transition period ended March 31, 2014, we lost 364,000 net prepaid subscribers as compared to adding 568,000 in the Predecessor three-month period ended March 31, 2013, primarily due to the timing and impact of churn related to the annual recertification of Assurance Wireless subscribers occurring earlier in 2014 compared to 2013, combined with a decline in gross subscriber additions across all prepaid brands. During 2013, we added 488,000 net prepaid subscribers as compared to adding 2.3 million and 4.3 million in 2012 and 2011, respectively. In combination with the significant impact of reduced subscriber additions due to the Assurance Wireless recertification, our decline in net additions in 2013 compared to 2012 was also due to continued competitive pressures in 2012 resulting in promotional offerings that drove increased net additions. Also contributing to the decline in net additions in 2013 was the absence of Nextel platform recaptures in the second half of 2013 as the shutdown of that network was completed. Approximately 168,000 prepaid subscriber additions deactivated service on the Nextel platform in 2013 as compared to 620,000 in 2012 and 724,000 in 2011. Our decrease in net prepaid additions in 2012 as compared to 2011 was primarily due to a decline in gross subscriber additions on Assurance Wireless due to lower response rates and a lower subscriber application approval rate resulting from complexities associated with new federal regulations as well as an increase in churn primarily related to FCC mandated efforts to remove duplicate Lifeline accounts between carriers.
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
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 8.4 million Sprint Platform subscribers included in wholesale and affiliates, approximately 46% represent connected devices. Wholesale and affiliate subscriber net additions were 212,000 during the Successor three-month transition period ended March 31, 2014 as compared to net losses of 224,000 during the Predecessor three-month period ended March 31, 2013, inclusive of net additions of connected devices totaling 304,000 and 133,000, respectively. Net additions were primarily attributable to growth in connected device subscribers as compared to net losses in the Predecessor three-month period 2013 from the Lifeline programs offered by our MVNO's selling prepaid services affected by new federal regulations, similar to the impact on our Assurance Wireless brand in Retail Prepaid above. Wholesale and affiliate subscriber net additions were 31,000 during 2013 as compared to 944,000 and 2.7 million in 2012 and 2011, respectively, inclusive of net additions of connected devices totaling 908,000, 593,000, and 217,000 during 2013, 2012 and 2011, respectively. Our decline in net additions in 2013 as compared to 2012, as well as 2012 compared to 2011, was primarily due to targeted efforts in 2013 and 2012 to reduce inactive subscriber accounts by our wholesale MVNO customers as well as net losses attributable to new Lifeline program recertification regulations as discussed in Retail Prepaid above, partially offset by increases in connected devices and growth in wholesale postpaid resellers.
Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the Successor three-month transition period ended March 31, 2014, we had net postpaid subscriber losses of 102,000, net prepaid subscriber losses of 51,000 and net wholesale subscriber additions of 69,000, of which approximately 3,000 postpaid subscribers were recaptured on the Sprint platform. For the remainder of the year ended December 31, 2013, we had net postpaid subscriber losses of 481,000, net prepaid subscriber losses of 179,000 and net wholesale subscriber additions of 38,000, of which approximately 106,000 and 8,000 postpaid and prepaid subscribers, respectively, were recaptured on the Sprint platform.
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
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Cost of services decreased $65 million, or 3%, for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013, primarily reflecting reduced network costs such as rent, utilities and backhaul costs related to the shut-down of the Nextel platform in June 2013 combined with a decrease in service and repair costs due to a decline in the volume and frequency of repairs and a decrease in roaming fees due to lower volume and rates, partially offset by net increases as a result of the Clearwire Acquisition.
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
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our marketing plans assume that devices will be sold under the traditional device subsidy model or the device installment payment model. Under the traditional device subsidy model, we offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Under the current installment payment model, the device is sold at full retail price and we recognize most of the future expected installment payments at the time of sale of the device, which results in the recognition of significantly less equipment net subsidy.
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
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Equipment revenue increased $186 million, or 23%, for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013. The increase in equipment revenue was primarily due to higher average sales prices per postpaid and prepaid device sold combined with the impact of a different revenue recognition model related to our installment billing program for device purchases. The increase was partially offset by fewer postpaid and prepaid handsets sold. Cost of products declined $255 million, or 11%, for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013, primarily due to fewer postpaid and prepaid handsets sold, slightly offset by higher average cost per device sold for postpaid and prepaid devices.
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
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Sales and marketing expense was $1.4 billion representing an increase of $70 million, or 5%, for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013. The increase was primarily due to higher media spend and commission expense, partially offset by a reduction in labor related costs due to our reduction in force and retail store closures.
General and administrative costs were $897 million, representing a decrease of $27 million, or 3%, for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013, primarily reflecting a decrease in customer care costs primarily due to lower call volumes and labor related initiatives, partially offset by an increase in bad debt expense. Bad debt expense was $155 million for the three-month transition period ended March 31, 2014, representing a $72 million, or 87%, increase as compared to bad debt expense of $83 million for the same Predecessor period in 2013. The increase in bad debt expense primarily reflects the impact of increased receivables related to our installment billing program. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers.
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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. We also provide wholesale voice local and long distance services to cable MSOs, which they offer as part of their bundled service offerings, as well as traditional voice and data services for their enterprise use. However, the digital voice services we provide to our cable MSOs have become large enough in scale that they have decided to in-source these services and, as a result, we expect this business to continue to decline over time and be insignificant to the Wireline business by the end of fiscal year 2014. For the fiscal year 2014, we expect wireline segment earnings to decline significantly as compared to 2013 as a result of the final transition to in-sourcing of one of our larger cable MSO's. We also continue to provide voice services to residential consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each calendar year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For the fiscal year 2014, we expect wireline segment earnings to decline by approximately $150 to $160 million as compared to 2013 to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. Declines in wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of service.

The following table provides an overview of the results of operations of our Wireline segment for the Successor three months ended March 31, 2014 (transition period), the combined consolidated results of operations for the year ended December 31, 2013, the Successor year ended December 31, 2013, the Predecessor 191-day period ended July 10, 2013, the Predecessor three months ended March 31, 2013, and the Predecessor years ended December 31, 2012 and 2011.

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
Wireline Segment Earnings	2014	2013	2013	2013	2013	2012	2011
	(in millions)
Voice	$352	$1,490	$719	$771	$352	$1,627	$1,915
Data	62	326	138	188	94	398	460
Internet	345	1,660	747	913	434	1,781	1,878
Other	11	61	32	29	13	75	73
Total net service revenue	770	3,537	1,636	1,901	893	3,881	4,326
Cost of services and products	(668)	(2,637)	(1,235)	(1,402)	(661)	(2,781)	(3,005)
Service gross margin	102	900	401	499	232	1,100	1,321
Service gross margin percentage	13%	25%	25%	26%	26%	28%	31%
Selling, general and administrative expense	(90)	(406)	(179)	(227)	(104)	(451)	(521)
Wireline segment earnings	$12	$494	$222	$272	$128	$649	$800
Wireline Revenue
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Voice Revenues
Voice revenues remained flat for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013. Overall rate declines were primarily due to the decline in prices for the sale of services to our Wireless segment which were offset by increases in international hubbing volumes in the three-month transition period ended March 31, 2014. Voice revenues generated from the sale of services to our Wireless segment represented 25% of total voice revenues for the Successor three-month transition period ended March 31, 2014 as compared to 28% for the Predecessor three-month period ended March 31, 2013.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $32 million, or 34%, for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 42% of total data revenue for the Successor three-month transition period ended March 31, 2014 as compared to 49% for the Predecessor three-month period ended March 31, 2013.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $89 million, or 21%, for the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013, primarily due to fewer IP customers, and in particular, the final transition to in-sourcing of one of our larger cable MSO's. Sale of services to our Wireless segment represented 11% of total Internet revenues in both the Successor three-month transition period ended March 31, 2014 and the Predecessor three-month period ended March 31, 2013.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $2 million, or 15%, in the Successor three-month transition period ended March 31, 2014, as compared to the same Predecessor period in 2013.

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
Costs of Services and Products
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products increased $7 million, or 1%, in the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013 primarily due to higher contractual rates impacting facility costs. Service gross margin percentage decreased from 26% in the Predecessor three-month period ended March 31, 2013 to 13% in the Successor three-month transition period ended March 31, 2014 primarily as a result of a decrease in net service revenue combined with a slight increase in cost of services and products.
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
Selling, General and Administrative Expense
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Selling, general and administrative expense decreased $14 million, or 13%, in the Successor three-month transition period ended March 31, 2014 as compared to the same Predecessor period in 2013. The decrease was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in each of the three-month periods ended March 31, 2014 (Successor) and 2013 (Predecessor).
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Successor	Combined	Successor	Predecessor
	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2013	2013	2012	2011
		(in millions)
Net cash provided by (used in) operating activities	$522	$2,610	$(61)	$2,671	$940	$2,999	$3,691
Net cash used in investing activities	$(1,756)	$(24,493)	$(18,108)	$(6,385)	$(1,158)	$(6,375)	$(3,443)
Net cash (used in) provided by financing activities	$(160)	$24,419	$24,528	$(109)	$142	$4,280	$26
Operating Activities
Net cash provided by operating activities of approximately $522 million in the Successor three-month transition period ended March 31, 2014 decreased $418 million from the same Predecessor period in 2013. The decrease was due to decreased cash received from customers of $365 million primarily as a result of increases in installment billing receivables and increased interest payments of $254 million related to the debt issued in September 2013. These decreases were partially offset by decreases in vendor and labor-related payments of $219 million.
Net cash used in operating activities of approximately $61 million in the Successor year ended December 31, 2013 decreased $3.1 billion from the same Predecessor period in 2012. The decrease was primarily due to comparing a shortened Post-merger period to a period consisting of a full calendar year and also included $180 million of call redemption premiums paid to retire the Clearwire debt and approximately $225 million of interest payments related to Clearwire debt. Net cash provided by operating activities in 2013, on a combined basis, of approximately $2.6 billion decreased $389 million as compared to the Predecessor in 2012. In addition to the explanations above, the decrease was primarily due to increased vendor and labor-related payments of $475 million and increased cash paid for interest of approximately $213 million primarily as a result of less interest capitalized related to spectrum licenses used for our network modernization. This was partially offset by increased cash received from customers of $699 million.
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
Investing Activities
Net cash used in investing activities in the Successor three-month transition period ended March 31, 2014 increased by approximately $598 million as compared to the same Predecessor period in 2013, primarily due to increased purchases of short-term investments of approximately $100 million, decreased proceeds of approximately $360 million from sales and maturities of short-term investments, and increases in capital expenditures and expenditures relating to FCC licenses of $100 million each. In addition, as part of an amended exchangeable notes agreement we had with Clearwire, they elected to draw $80 million in March 2013. As a result of the Clearwire Acquisition, the exchangeable notes agreement was terminated and no notes remain outstanding.
Net cash used in investing activities for the Successor year ended December 31, 2013 increased by approximately $11.7 billion as compared to the related Predecessor period in 2012, primarily due to increased cash paid related to the SoftBank Merger of $14.1 billion, net of cash acquired. This increase was partially offset by decreased purchases of short-term investments of approximately $1.5 billion, increased proceeds of approximately $200 million from sales and maturities of short-term investments and a reduction in capital expenditures of approximately $400 million as a result of comparing a shortened Post-merger period to a period consisting of a full calendar year.
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
Financing Activities
Net cash used in financing activities was $160 million during the Successor three-month transition period ended March 31, 2014, which was primarily due to principal payments on our secured equipment credit facility of approximately $127 million. Net cash provided by financing activities was $142 million during the Predecessor three-month period ended March 31, 2013, which included net borrowings of approximately $149 million under our secured equipment credit facility.
Net cash provided by financing activities was $24.5 billion during the Successor year ended December 31, 2013 , which included proceeds from the issuance of common stock and warrants of approximately $18.6 billion related to the SoftBank Merger. In addition, the Company issued $9.0 billion in unregistered debt with registration rights consisting of a September 11, 2013 issuance of $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023, and a December 12, 2013 issuance of $2.5 billion aggregate principal amount of 7.125% notes due 2024, each guaranteed by Sprint Communications. We also incurred approximately $147 million of debt issuance costs. These increases, along with net borrowings under our secured equipment credit facility of approximately $444 million, were offset by the retirement of approximately $3.3 billion principal amount of Clearwire debt.
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
Working Capital
As of March 31, 2014 (Successor), we had working capital of $1.9 billion. As of December 31, 2013 (Successor), we had working capital of $2.4 billion compared to $4.9 billion as of December 31, 2012 (Predecessor). Our working capital as of March 31, 2014, December 31, 2013 and December 31, 2012 included accrued capital expenditures for unbilled services totaling approximately $1.2 billion, $1.4 billion, and $900 million, respectively, related to our network modernization. Our decline in working capital from December 31, 2013 to March 31, 2014 was primarily a result of a decrease in cash and cash equivalents of approximately $1.4 billion, primarily as a result of cash paid for capital expenditures of approximately $1.5 billion, partially offset by cash provided by operating activities of approximately $500 million. The decrease in cash and cash equivalents was partially offset by decreases in accrued expenses and other current liabilities of approximately $800 million. In addition to the decrease in accrued capital expenditures, accrued expenses and other current liabilities included decreases of approximately $300 million in employee accruals related to short-term and long-term incentive payments and defined contribution plan matching contribution payments. The balance of the decline in working capital was due to changes in other current assets and liabilities. In addition to the increase in accrued capital expenditures, our decline in working capital from the Predecessor year ended December 31, 2012 as compared to the Successor year ended December 31, 2013 was also the result of increases of approximately $500 million in accrued severance and exit costs primarily associated with severance actions taken in the fourth quarter 2013 and accrued exit costs related to the shut-down of the Nextel platform and decreases of approximately $700 million in short-term investments. Also contributing to the decline in working capital was an increase in the current portion of long-term debt of approximately $600 million which was primarily due to the Clearwire Communications, LLC and Clearwire Finance, Inc. 8.25% Exchangeable Notes due 2040 becoming exchangeable at any time, at the holder’s option, as a result of the close of the Clearwire Acquisition for a fixed amount of cash. The balance is due to changes in other current assets and liabilities.
Available Liquidity
As of March 31, 2014, our liquidity, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving bank credit facility was $8.6 billion. Our cash, cash equivalents and short-term investments totaled $6.2 billion and $7.5 billion as of the Successor periods ended March 31, 2014 and December 31, 2013 compared to $8.2 billion as of December 31, 2012 (Predecessor). As of March 31, 2014, approximately $914 million in letters of credit were outstanding under our $3.3 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the ability of the Company and its subsidiaries to sell all or substantially all of its assets, and limit the ability of the Company and its subsidiaries to incur indebtedness and liens, each as defined by the terms of the indentures and supplemental indentures. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had approximately $2.4 billion of borrowing capacity available under the revolving bank credit facility as of March 31, 2014. Our revolving bank credit facility expires in February 2018.
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (the Receivables Facility) to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. Sales of eligible receivables occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature.
Strategic Initiatives
Apple Contract
Our commitment with Apple requires us to purchase a minimum number of smartphones. Since our launch of the iPhone, we have sold in excess of 16.6 million iPhones and continue to project that we will meet our minimum obligation over the contract term.
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
Long-Term Debt and Scheduled Maturities
There were no debt issuances and we made principal payments of approximately $127 million on our secured equipment credit facility during the three-month transition period ended March 31, 2014. The following debt issuances and retirements occurred during the year ended December 31, 2013:

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
________

(1)
In May 2012, certain of our subsidiaries entered into a $1.0 billion secured equipment credit facility that expires in March 2017 to finance equipment-related purchases from Ericsson for our network modernization. The facility is secured by a lien on the equipment purchased and is fully and unconditionally guaranteed by Sprint Communications, Inc. The facility was equally divided into two consecutive tranches of $500 million, which were both fully drawn as of December 31, 2013. Repayments of outstanding amounts under the secured equipment credit facility cannot be re-drawn. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6%.

(2)	Notes of Clearwire Communications LLC were also direct obligations of Clearwire Finance, Inc. and were guaranteed by certain Clearwire subsidiaries.

The following graph depicts our future fiscal year principal maturities of debt as of March 31, 2014:
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
The terms and conditions of our revolving bank credit facility, which expires in February 2018, require that, at the end of each fiscal quarter, the ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items (adjusted EBITDA each as defined in the applicable agreement), not exceed 6.25 to 1.0 at any quarter end through June 30, 2014. After June 30, 2014, the Leverage Ratio declines on a scheduled basis, as determined by the credit agreement, until the ratio becomes fixed at 4.0 to 1.0 for the fiscal quarter ending December 31, 2016 and each fiscal quarter ending thereafter. The unsecured EDC Agreement and secured equipment credit facility were amended on March 12, 2013 and June 24, 2013, respectively, to provide for terms similar to those of the amended revolving bank credit facility, except that under the terms of the EDC Agreement and secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of March 31, 2014, our Leverage Ratio, as defined by the amended revolving bank credit facility, EDC Agreement, and secured equipment credit facility was 5.5 to 1.0. In addition, since our leverage ratio exceeded 2.5 to 1.0 at period end, we were also restricted from paying cash dividends.

In determining our expectation of future funding needs in the next twelve months and beyond, we have considered:

•	projected revenues and expenses relating to our operations, including the impacts related to our installment billing program;

•	availability of up to $1.3 billion in funding as a result of the execution of the Receivables Facility in May 2014;

•	continued availability of a revolving bank credit facility in the amount of $3.3 billion, which expires in February 2018;

•	any scheduled payments or anticipated redemptions related to capital lease and debt obligations assumed in the Clearwire Acquisition;

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
We expect to remain in compliance with our covenants through the next twelve months, although there can be no assurance that we will do so. Although we expect to improve our Sprint platform postpaid subscriber results, and execute on our network modernization and integration plans, if we do not meet our expectations of adding higher ARPU, postpaid device (versus tablet) subscribers, depending on the severity of any difference in actual results versus what we currently anticipate, it may make it difficult for us to generate sufficient EBITDA to remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
A default under certain of our borrowings could trigger defaults under certain of our our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, each as defined by the terms of the indentures.

CURRENT BUSINESS OUTLOOK
The Company expects calendar year 2014 consolidated segment earnings to be between $6.7 billion and $6.9 billion and calendar year 2014 capital expenditures to be approximately $8 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under "Forward-Looking Statements" and "Part I, Item 1A. Risk Factors" in this transition report.

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our current estimates as to the amounts and timing of contractual payments as of March 31, 2014. Future events, including additional purchases of our securities and refinancing of those securities, could cause actual payments to differ significantly from these amounts. See "Item 1A. Risk Factors."

Future Contractual Obligations	Total	Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019 and thereafter
	(in millions)
Notes, credit facilities and debentures(1)	$50,003	$3,225	$3,041	$5,810	$3,236	$4,871	$29,820
Capital leases and financing obligation(2)	617	135	111	87	73	58	153
Operating leases(3)	16,641	2,197	2,047	1,952	1,888	1,840	6,717
Spectrum leases and service credits(4)	6,887	188	191	203	211	213	5,881
Purchase orders and other commitments(5)	23,206	13,398	4,346	2,651	783	610	1,418
Total	$97,354	$19,143	$9,736	$10,703	$6,191	$7,592	$43,989
________________

(1)	Includes outstanding principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates in the case of any variable rate debt.

(2)	Represents capital lease payments including interest and financing obligation related to the sale and subsequent leaseback of multiple tower sites.

(3)	Includes future lease payments related to cell and switch sites, real estate, network equipment and office space.

(4)
Includes future spectrum lease payments as well as service credits related to commitments to provide services to certain lessors and reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease.

(5)
Includes service, spectrum, network equipment, devices, asset retirement obligations and other executory contracts, including our contract with Apple. Excludes blanket purchase orders in the amount of $23 million. See below for further discussion.

"Purchase orders and other commitments" include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $23 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $160 million as of March 31, 2014. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.
The table above does not include remaining costs to be paid in connection with the fulfillment of our obligations under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. From the inception of the program through March 31, 2014, we have incurred approximately $3.4 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.6 and $3.7 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

OFF-BALANCE SHEET FINANCING
On May 16, 2014, certain wholly owned subsidiaries of Sprint entered into the Receivables Facility, a two-year committed facility to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. Sales of eligible receivables occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature.
Sprint's other off-balance sheet arrangements consist of the guarantee liabilities that arise from the option provided to our subscribers to purchase, on a monthly basis, access to unlimited data coupled with an annual trade-in right, as discussed under Guarantee Liabilities in the Critical Accounting Policies and Estimates below.

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
Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses that result from failure of our subscribers to make required payments. Our estimate of the allowance for doubtful accounts considers a number of factors for each type of receivable, including installment receivables, such as collection experience, installment billing arrangements, aging of the accounts receivable portfolios, credit quality of the subscriber base, and other qualitative considerations. To the extent that actual loss experience differs significantly from historical trends, the required allowance amounts could differ from our estimate. A 10% change in the amount estimated to be uncollectible would result in a corresponding change in bad debt expense of approximately $20 million for the Wireless segment and no material change for the Wireline segment.
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
Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment
As a result of the SoftBank Merger, Sprint recognized goodwill at its acquisition-date estimate of fair value of approximately $6.4 billion, which has been entirely allocated to the wireless segment. The determination of the estimated fair value of goodwill required judgment and was based upon numerous assumptions and estimates.
Our FCC licenses and our Sprint and Boost Mobile tradenames were recorded at their acquisition-date estimated fair values of $35.7 billion and $5.9 billion, respectively, in connection with the SoftBank Merger and have been entirely allocated to the wireless segment. We have identified the FCC licenses and the Sprint and Boost Mobile tradenames as indefinite-lived intangible assets after considering the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We estimated the acquisition-date fair value of FCC licenses using the Greenfield direct value method, which approximates fair value through estimating the discounted future cash flows of a hypothetical start-up business. Assumptions key in estimating fair value under this method include, but are not limited to, capital expenditures, subscriber activations and deactivations, revenues and expenses, market share achieved, tax rates in effect and discount rate. We estimated the acquisition-date fair value of our Sprint and Boost Mobile tradenames using the relief from royalty method, which estimates the amount a market participant would pay to use the tradenames. Assumptions key in estimating fair value under this method include, but are not limited to, revenues, royalty rates, tax rates in effect and discount rate.
Sprint evaluates the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amount may exceed its estimated fair value.
As a result of the remeasurement of assets acquired and liabilities assumed in connection with the SoftBank Merger, Sprint recognized goodwill and other indefinite-lived intangible assets at their estimated fair value as of the SoftBank Merger Date. Consequently, there is no excess fair values over carrying values as of the SoftBank Merger Date, and the risk associated with potential impairment of goodwill and other indefinite-lived intangible assets in future reporting periods is heightened. Differences in the Company's actual future cash flows, operating results, growth rates, capital expenditures, cost of capital, discount rates and other assumptions as compared to the estimates utilized for the purpose of valuing indefinite-lived intangible assets as a result of the SoftBank Merger, as well as a significant adverse change in legal factors or in the business climate, unanticipated competition, a significant decline in the Company's stock price and related market capitalization, and/or slower growth rates, could affect the results of our impairment assessment and potentially lead to a future material impairment of our indefinite-lived intangible assets, including goodwill.
Guarantee Liabilities
Under one of our wireless service plans, we offer an option to our subscribers to purchase, on a monthly basis, access to unlimited data coupled with an annual trade-in right (the option). At the trade-in date, a subscriber, who has elected to purchase a device in an installment billing arrangement, will receive a credit in the amount of the outstanding balance of the installment contract provided the subscriber trades-in an eligible used device in good working condition and purchases a new device from Sprint. Additionally, the subscriber must have purchased the option for the 12 consecutive months preceding the trade-in. When a subscriber elects the option, the total estimated arrangement proceeds associated with the subscriber are reduced by the estimated fair value of the fixed-price trade-in credit (guarantee liability) and the remaining proceeds are allocated amongst the other deliverables in the arrangement. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used device at trade-in, subscribers’ estimated remaining balance of the remaining installment payments, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned device is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers, who elected the option, were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $265 million at March 31, 2014. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in. The total guarantee liabilities associated with the option, which are recorded in "Accrued expenses and other current liabilities" in the consolidated balance sheets, were immaterial.

NEW ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which amends existing guidance related to the financial presentation of unrecognized tax benefits by requiring an entity to net its unrecognized tax benefits against the deferred tax assets for all available same-jurisdiction loss or other tax carryforwards that would apply in settlement of the uncertain tax positions. The amendments were effective January 1, 2014, were applied prospectively to all unrecognized tax benefits that existed at the effective date, and did not have a material effect on our consolidated financial statements.
In April 2014, the FASB issued authoritative guidance regarding Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The updated guidance defines discontinued operations as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the disclosure requirements for discontinued operations were expanded and new disclosures for individually significant dispositions that do not qualify as discontinued operations are required. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the Company's fiscal year beginning April 1, 2015 and will be applied to relevant future transactions.

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

OTHER INFORMATION
We routinely post important information on our website at www.sprint.com/investors. Information contained on or accessible through our website is not part of this transition report.

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	our ability to operationalize the anticipated benefits from the SoftBank, Clearwire and U.S. Cellular transactions;

•	our ability to comply with restrictions imposed by the U.S. Government as a precondition to our merger with SoftBank;

•	our ability to fully integrate the operations of Clearwire and access and utilize its spectrum;

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

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	potential increase in subscriber churn, bad debt expense and write-offs related to our Framily Plan or Easy Pay Plan;

•	the effects of any material impairment of our goodwill or indefinite-lived intangible assets;

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

•	the impact of being a "controlled company" exempt from many corporate governance requirements of the NYSE; and

•	other risks referenced from time to time in this transition report and other filings of ours with the SEC.
The words "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan," "providing guidance" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this transition report. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance and operating results. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this transition report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this transition report, including unforeseen events.

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
Approximately 95% of our debt as of March 31, 2014 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have had an annual pre-tax impact of $12 million on our consolidated statements of operations and cash flows for the Successor three-month transition period ended March 31, 2014. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates is estimated to result in a $1.2 billion increase in the fair market value of our debt to $35.4 billion.
Foreign Currency Risk
We may enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency payables from international settlements was approximately $3 million and the net foreign currency receivables from international operations was approximately $4 million as of March 31, 2014. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements required by this item begin on page F-1 of this transition report on Form 10-K and are incorporated herein by reference. The financial statements of Clearwire up through the date of acquisition, as required under Regulation S-X, are included in Item 15 of this transition report on Form 10-K and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this transition report on Form 10-K, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this transition report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2014 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the three-month transition period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2014. This assessment was based on the criteria set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management believes that, as of March 31, 2014, our internal control over financial reporting was effective.
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
After the SoftBank Merger, SoftBank acquired control of Sprint. During the three-month transition period ended March 31, 2014, SoftBank, through one of its non-U.S. subsidiaries, provided telecommunications services in Iran to Telecommunications Services Company (MTN Irancell) and Mobile Telecommunication Company of Iran, one or both of which are or may be government-controlled entities. During the three-month transition period ended March 31, 2014, SoftBank estimates that gross revenues were approximately $12,000 and no net profit was generated. This subsidiary also provided telecommunications services to a single account at the Embassy of Iran in Japan. During the three-month transition period ended March 31, 2014, SoftBank estimates that gross revenues and net profit generated by such services were under $2,000 and $1,000 respectively. Sprint was not involved in, and did not receive any revenue from, any of these activities. The relevant SoftBank subsidiary is in the process of terminating the arrangements with Telecommunications Services Company (MTN Irancell) and Mobile Telecommunication Company of Iran. With respect to the single account at the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such account.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Proposal 1. - Election of Directors—Nominees for Director,” “Board Operations—Board Committees” in our proxy statement relating to our 2014 annual meeting of stockholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this transition report under "Executive Officers of the Registrant." The information required by this item regarding our executive officers is incorporated by reference to Part I of this transition report under the caption titled "Executive Officers of the Registrant." The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Security Ownership - Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2014 annual meeting of stockholders, which will be filed with the SEC.
We have adopted the Sprint Corporation Code of Conduct, which applies to all of our directors, officers and employees. The Code of Conduct is publicly available on our website at http://www.sprint.com/governance. If we make any amendment to our Code of Conduct, other than a technical, administrative or non-substantive amendment, or if we grant any waiver, including any implicit waiver, from a provision of the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, we will disclose the nature of the amendment or waiver on our website at the same location. Also, we may elect to disclose the amendment or waiver in a current report on Form 8-K filed with the SEC.

Item 11.	Executive Compensation
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Director Compensation,” “Executive Compensation,” and “Board Operations—Compensation Committee Interlocks and Insider Participation” in our proxy statement relating to our 2014 annual meeting of stockholders, which will be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions “Security Ownership—Security Ownership of Certain Beneficial Owners” and “Security Ownership—Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2014 annual meeting of stockholders, which will be filed with the SEC.
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

The following table provides information about the shares of common stock that may be issued upon exercise of awards as of March 31, 2014.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders of common stock	69,970,798	(1)(2)	$6.47	(3)	197,690,874	(4)(5)(6)
Equity compensation plans not approved by stockholders of common stock	826,569	(7)	$17.12		—
Total	70,797,367				197,690,874
 _______________

(1)
Includes 36,926,585 shares covered by options and 27,728,162 restricted stock units under the 2007 Plan, and 4,772,538 shares covered by options and 41,336 restricted stock units outstanding under the 1997 Program. Also includes purchase rights to acquire 502,177 shares of common stock accrued at March 31, 2014 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 95% of the market value on the last business day of the offering period.

(2)	Included in the total of 69,970,798 shares are 27,728,162 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 502,177 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $8.75 for each share.

(4)	Of these shares, 118,945,355 shares of common stock were available under the 2007 Plan. Through March 31, 2014, 147,427,179 cumulative shares came from the 1997 Program, the Nextel Plan and the MISOP.

(5)
Includes 78,745,519 shares of common stock available for issuance under the ESPP after issuance of the 502,177 shares purchased in the three-month transition period ended March 31, 2014 offering. See note 1 above.

(6)	No new awards may be granted under the 1997 Program, the Nextel Plan, or the MISOP.

(7)	Consists of 826,569 options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Board Operations—Independence of Directors” in our proxy statement relating to our 2014 annual meeting of stockholders, which will be filed with the SEC.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption “Ratification of Independent Registered Public Accounting Firm” in our proxy statement relating to our 2014 annual meeting of stockholders, which will be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Corporation filed as part of this transition report are listed in the Index to Consolidated Financial Statements.

2.	The consolidated financial statements of Clearwire Corporation through the date of acquisition filed as part of this transition report are listed in the Index to Consolidated Financial Statements.

3.	The exhibits filed as part of this transition report are listed in the Exhibit Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By	/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President
Date: May 23, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of May, 2014.

/s/ DANIEL R. HESSE
Daniel R. Hesse Chief Executive Officer and President (Principal Executive Officer)

/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer (Principal Financial Officer)

/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)

SIGNATURES
SPRINT CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of May, 2014.

/s/ MASAYOSHI SON	/s/ DANIEL R. HESSE
Masayoshi Son, Chairman	Daniel R. Hesse, Director

/s/ RONALD D. FISHER	/s/ FRANK IANNA
Ronald D. Fisher, Vice Chairman	Frank Ianna, Director

/S/ GORDON M. BETHUNE	/s/ MICHAEL G. MULLEN
Gordon M. Bethune, Director	Michael G. Mullen, Director

/s/ ROBERT R. BENNETT	/s/ SARA MARTINEZ TUCKER
Robert R. Bennett, Director	Sara Martinez Tucker, Director

/s/ MARCELO CLAURE
Marcelo Claure, Director

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Agreement and Plan of Merger, dated as of July 27, 2009, by and among Sprint Nextel Corporation, Sprint Mozart, Inc. and Virgin Mobile USA, Inc.	8-K	001-04721	2.1	7/8/2009

2.2**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.3	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.4	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.5**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc	8-K	001-04721	2.1	6/11/2013

2.6**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

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
		8-K	001-04721	4(b)	2/3/1999

4.3	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	99	10/29/2001

4.4	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.5	9/11/2013

4.5	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.6	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.7	Second Supplemental Indenture, dated as of November 9, 2011, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.8	Third Supplemental Indenture, dated as of March 1, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.9	Fourth Supplemental Indenture, dated as of March 1, 2012, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.10	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

4.11	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

4.12	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

4.13	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.14	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.15	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

4.16	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.17	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	12/12/2013

4.18	2021 Notes Registration Rights Agreement, dated September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and J.P. Morgan Securities LLC as representative of the initial purchasers	8-K	001-04721	10.1	9/11/2013

4.19	2023 Notes Registration Rights Agreement, dated September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and J.P. Morgan Securities LLC as representative of the initial purchasers	8-K	001-04721	10.2	9/11/2013

4.20	2024 Notes Registration Rights Agreement, dated December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers	8-K	001-04721	10.1	12/12/2013

(10) Material Contracts

10.1	Bond Purchase Agreement, dated as of October 15, 2012, by and between Sprint Nextel Corporation and Sprint Corporation (then known as “Starburst II, Inc.”)	8-K	001-04721	10.1	10/15/2012

10.2	First Amendment to Bond Purchase Agreement, dated as of October 15, 2012, entered into as of June 10, 2013, by and between Sprint Nextel Corporation and Sprint Corporation (then known as “Starburst II, Inc.”)	8-K	001-04721	10.1	6/11/2013

10.3	Note Purchase Agreement, dated as of December 17, 2012, by and among Clearwire Corporation, Clearwire Communications, LLC and Clearwire Finance, Inc., as issuers and Sprint Nextel Corporation, as purchaser	8-K	001-04721	10.1	12/18/2012

10.4	First Amendment to the Note Purchase Agreement, dated January 31, 2013 by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc. and Sprint Nextel Corporation	10-K	001-04721	10.3	2/28/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.5	Second Amendment to the Note Purchase Agreement, dated as of February 26, 2013, by and among Clearwire Corporation, Clearwire Communications LLC, Clearwire Finance, Inc. and Sprint Nextel Corporation	10-K	001-04721	10.4	2/28/2013

10.6	Credit Agreement, dated as of February 28, 2013, by and among Sprint Nextel Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein	8-K	001-04721	10.1	3/5/2013

10.7	Incremental Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of February 28, 2013, among Sprint Nextel Corporation, the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-Q	001-04721	10.4	5/6/2013

10.8	Incremental Amendment No. 2, dated as of February 10, 2014, to the Credit Agreement, dated as of February 28, 2013, among Sprint Communications, Inc. (f/k/a Sprint Nextel Corporation), the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as administrative agent	10-K	001-04721	10.8	2/24/2014

10.9	Waiver to Credit Agreement, dated as of September 9, 2013, by and among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and the lenders party thereto	8-K	001-04721	10.3	9/11/2013

10.10	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

10.11	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.12	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.13	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

(10) Executive Compensation Plans and Arrangements

10.14	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan	10-Q	000-19656	10.4	11/8/2004

10.15	Summary of 2007 Long-Term Incentive Plan	10-K	001-04721	10.23	3/1/2007

10.16	Summary of 2008 Long-Term Incentive Plan	8-K	001-04721		3/25/2008

10.17	Summary of 2009 Long-Term Incentive Plan	8-K	001-04721		1/26/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.18	First Amended Summary of 2009 Long-Term Incentive Plan	8-K/A	001-04721		3/22/2010

10.19	Second Amended Summary of 2009 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2011

10.20	Summary of 2010 Short-Term Incentive Plan	8-K	001-04721		3/3/2010

10.21	Amended Summary of 2010 Short-Term Incentive Plan	8-K/A	001-04721		7/8/2010

10.22	Summary of 2010 Long-Term Incentive Plan	8-K	001-04721		3/22/2010

10.23	Amended Summary of 2010 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2011

10.24	Second Amended Summary of 2010 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2012

10.25	Summary of 2011 Long-Term Incentive Plan	8-K	001-04721		2/28/2011

10.26	Amended Summary of 2011 Long-Term Incentive Plan	8-K/A	001-04721		2/28/2012

10.27	Summary of 2011 Short-Term Incentive Plan	8-K	001-04721		2/28/2011

10.28	Amended Summary of 2011 Short-Term Incentive Plan	8-K	001-04721		8/2/2011

10.29	Summary of 2012 Short-Term Incentive Plan and 2012 Long-Term Incentive Plan	8-K	001-04721		2/28/2012

10.30	Summary of 2013 Long Term Incentive Plan	8-K	001-04721		7/30/2013

10.31	Amended Summary of 2013 Long Term Incentive Plan	8-K/A	001-04721		9/20/2013

10.32	Summary of 2013 Short-Term Incentive Compensation Plan	8-K	001-04721		3/5/2013

10.33	Amended Summary of 2013 Short-Term Incentive Compensation Plan	8-K/A	001-04721		7/30/2013

10.34	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.2	5/8/2009

10.35	Form of Award Agreement (awarding stock options) under the 2009 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-Q	001-04721	10.3	5/8/2009

10.36	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2010

10.37	Form of Award Agreement (awarding stock options) under the 2010 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-Q	001-04721	10.2	5/5/2010

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.38	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.3	5/5/2010

10.39	Form of Award Agreement (awarding restricted stock units) under the 2010 Long-Term Incentive Plan for all other executive officers	10-Q	001-04721	10.4	5/5/2010

10.40	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.1	5/5/2011

10.41	Form of Award Agreement (awarding stock options) under the 2011 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-Q	001-04721	10.2	5/5/2011

10.42	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-Q	001-04721	10.3	5/5/2011

10.43	Form of Award Agreement (awarding restricted stock units) under the 2011 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-Q	001-04721	10.4	5/5/2011

10.44	Form of Award Agreement (awarding stock options) under the 2012 Long-Term Incentive Plan for executives officers with Nextel employment agreements	10-K	001-04721	10.34	2/28/2013

10.45	Form of Award Agreement (awarding stock options) under the 2012 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-K	001-04721	10.32	2/28/2013

10.46	Form of Award Agreement (awarding restricted stock units) under the 2012 Long-Term Incentive Plan for executive officers with Nextel employment agreements	10-K	001-04721	10.35	2/28/2013

10.47	Form of Award Agreement (awarding restricted stock units) under the 2012 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-K	001-04721	10.33	2/28/2013

10.48	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.20	11/6/2013

10.49	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Robert L. Johnson	10-Q	001-04721	10.21	11/6/2013

10.50	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.22	11/6/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.51	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.24	11/6/2013

10.52	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Messrs. Robert L. Johnson and Joseph J. Euteneuer	10-Q	001-04721	10.23	11/6/2013

10.53	Form of Stock Option Agreement under the Stock Option Exchange Program (for certain Nextel Communication Inc. employees)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.54	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees other than those with Nextel employment agreements)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.55	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Daniel R. Hesse and Sprint Nextel Corporation	8-K	001-04721	10.1	12/19/2008

10.56	Letter Agreement, dated May 4, 2012, by and between Sprint Nextel Corporation and Daniel R. Hesse	8-K	001-04721	10.1	5/4/2012

10.57	First Amendment to Amended and Restated Employment Agreement, dated November 16, 2012, by and between Sprint Nextel Corporation and Daniel R. Hesse	8-K	001-04721	10.4	11/20/2012

10.58	Employment Agreement, dated September 18, 2013, by and between Daniel R. Hesse and Sprint Corporation	8-K	001-04721	10.1	9/20/2013

10.59	Daniel R. Hesse - Stock Option Retention Award Agreement	10-Q	001-04721	10.12	11/6/2013

10.60	Daniel R. Hesse - Restricted Stock Unit Retention Award Agreement	10-Q	001-04721	10.13	11/6/2013

10.61	Employment Agreement, executed December 20, 2010, effective April 4, 2011, by and between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.62	First Amendment to Employment Agreement, dated November 20, 2012, by and between Sprint Nextel Corporation and Joseph J. Euteneuer	8-K	001-04721	10.3	11/20/2012

10.63	Second Amendment to Employment Agreement, dated November 11, 2013, by and between Joseph J. Euteneuer and Sprint Communications, Inc.	8-K	001-04721	10.1	11/12/2013

10.64	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Steven L. Elfman and Sprint Nextel Corporation	10-K	001-04721	10.27.1	2/27/2009

10.65	First Amendment to Amended and Restated Employment Agreement, dated November 16, 2012, by and between Sprint Nextel Corporation and Steven L. Elfman	8-K	001-04721	10.2	11/20/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.66	Second Amendment to the Amended and Restated Employment Agreement, dated September 10, 2013, by and between Steven L. Elfman and Sprint Communications, Inc.	8-K	001-04721	10.1	9/11/2013

10.67	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	2/27/2009

10.68	Compensatory Agreement, dated June 11, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	8/6/2008

10.69	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program	10-Q	001-04721	10.1	8/5/2010

10.70	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	2/27/2009

10.71	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Charles R. Wunsch	10-K	001-04721	10.43.2	2/28/2013

10.72	Employment Agreement, effective October 3, 2012, by and between Sprint Nextel Corporation and Stephen Bye					*

10.73	First Amendment to Employment Agreement, dated December 20, 2012 by and between Sprint Nextel Corporation and Stephen Bye					*

10.74	Employment Agreement, effective April 29, 2009, by and between Matthew Carter and Sprint Nextel Corporation	10-K	001-04721	10.33	2/26/2010

10.75	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Matthew Carter Jr.	10-K	001-04721	10.44.3	2/28/2013

10.76	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.77	Brandon Dow Draper Sign-On Award of Restricted Stock Units	10-Q	001-04721	10.26	11/6/2013

10.78	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper					*

10.79	Employment Agreement, effective October 2, 2012, by and between Sprint Nextel Corporation and Jeffrey D. Hallock	10-K	001-04721	10.78	2/24/2014

10.80	First Amendment to Employment Agreement, dated January 8, 2013, by and between Sprint Nextel Corporation and Jeffrey D. Hallock	10-K	001-04721	10.79	2/24/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.81	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.82	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.83	Employment Agreement, dated September 27, 2012 and effective as of January 2, 2013, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.1	2/28/2013

10.84	First Amendment to Employment Agreement, dated December 10, 2012, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.2	2/28/2013

10.85	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.86	Sprint Corporation Change in Control Severance Plan	8-K	001-04721	10.3	9/20/2013

10.87	Sprint Supplemental Executive Retirement Plan, as amended and restated effective November 14, 2013					*

10.88	Sprint Nextel Deferred Compensation Plan, as amended and restated effective August 29, 2013					*

10.89	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.90	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.91	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.92	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.93	Form of Election to Defer Delivery of Shares subject to RSUs (Outside Directors)	10-K	001-04721	10.51	2/27/2012

10.94	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	3/1/2007

10.95	Nextel Communications, Inc. Amended and Restated Incentive Equity Plan as of January 1, 2008	10-K	001-04721	10.56	2/27/2012

10.96	Summary of 2014 Short-Term Incentive Compensation Plan	8-K	001-04721		2/24/2014

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(23) Consents of Experts and Counsel

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

23.3	Consent of Deloitte & Touche LLP, Independent Auditors					*

23.4	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.

SPRINT CORPORATION
Index to Consolidated Financial Statements

Page Reference
Sprint Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Successor Consolidated Balance Sheets as of March 31, 2014, December 31, 2013 and 2012 and Predecessor Consolidated Balance Sheet as of December 31, 2012	F-4

Successor Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013 (unaudited), year ended December 31, 2013, and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Comprehensive Loss for the 191 days ended July 10, 2013, three months ended March 31, 2013 (unaudited) and years ended December 31, 2012 and 2011
F-5

Successor Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (unaudited), year ended December 31, 2013, and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Cash Flows for the 191 days ended July 10, 2013, three months ended March 31, 2013 (unaudited), and years ended December 31, 2012 and 2011
F-6

Successor Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2014, year ended December 31, 2013 and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Stockholders' Equity for the 191 days ended July 10, 2013 and years ended December 31, 2012 and 2011
F-8

Notes to the Consolidated Financial Statements	F-9

Clearwire Consolidated Financial Statements

Independent Auditor's Report	F-52

Report of Independent Registered Public Accounting Firm	F-53

Consolidated Balance Sheets as of July 9, 2013 and December 31, 2012	F-54

Consolidated Statements of Operations for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-55

Consolidated Statements of Comprehensive Loss for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-56

Consolidated Statements of Cash Flows for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-57

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-58

Notes to the Consolidated Financial Statements	F-59

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Sprint Corporation
Overland Park, Kansas
We have audited the accompanying Successor consolidated balance sheets of Sprint Corporation and subsidiaries (the "Company") as of March 31, 2014, December 31, 2013 and 2012, and the related Successor consolidated statements of comprehensive loss, cash flows and stockholders' equity for the period from October 5, 2012 (date of incorporation) through December 31, 2012, the year ended December 31, 2013, and the three-month period ended March 31, 2014. We also have audited the Company's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Corporation and subsidiaries as of March 31, 2014, December 31, 2013 and 2012, and the related Successor results of their operations and their cash flows for the period from October 5, 2012 (date of incorporation) through December 31, 2012, the year ended December 31, 2013 and the three-month period ended March 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
May 23, 2014

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

/s/ KPMG LLP
Kansas City, Missouri
October 21, 2013

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor			Predecessor
	March 31,	December 31,		December 31,
	2014	2013	2012	2012
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,970	$6,364	$5	$6,351
Short-term investments	1,220	1,105	—	1,849
Accounts and notes receivable, net	3,607	3,570	6	3,658
Device and accessory inventory	982	1,205	—	1,200
Deferred tax assets	128	186	—	1
Prepaid expenses and other current assets	672	628	—	700
Total current assets	11,579	13,058	11	13,759
Investments	146	143	3,104	1,053
Property, plant and equipment, net	16,299	16,164	—	13,607
Intangible assets
Goodwill	6,383	6,434	—	359
FCC licenses and other	41,978	41,824	—	20,677
Definite-lived intangible assets, net	7,558	8,014	—	1,335
Other assets	746	458	—	780
Total assets	$84,689	$86,095	$3,115	$51,570
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,163	$3,312	$—	$3,487
Accrued expenses and other current liabilities	5,544	6,363	4	5,008
Current portion of long-term debt, financing and capital lease obligations	991	994	—	379
Total current liabilities	9,698	10,669	4	8,874
Long-term debt, financing and capital lease obligations	31,787	32,017	—	23,962
Deferred tax liabilities	14,207	14,227	1	7,047
Other liabilities	3,685	3,598	—	4,600
Total liabilities	59,377	60,511	5	44,483
Commitments and contingencies
Stockholders' equity:
Common stock (Successor), voting, par value $0.01 per share, 9.0 billion authorized, 3.941 billion and 3.934 billion issued at March 31, 2014 and December 31, 2013	39	39	—	—
Class B common stock (Successor), voting, par value $0.01 per share, 25.0 million authorized, 3.106 million issued at December 31, 2012	—	—	—	—
Common stock (Predecessor), voting, par value $2.00 per share, 6.5 billion authorized, 3.010 billion issued at December 31, 2012	—	—	—	6,019
Paid-in capital	27,354	27,330	3,137	47,016
Accumulated deficit	(2,038)	(1,887)	(27)	(44,815)
Accumulated other comprehensive (loss) income	(43)	102	—	(1,133)
Total stockholders' equity	25,312	25,584	3,110	7,087
Total liabilities and stockholders' equity	$84,689	$86,095	$3,115	$51,570
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor				Predecessor
	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012	2011
	(in millions, except per share amounts)
Net operating revenues	$8,875	$—	$16,891	$—	$18,602	$8,793	$35,345	$33,679
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	4,660	—	9,777	—	10,545	4,933	20,841	19,015
Selling, general and administrative	2,371	14	4,841	33	5,067	2,336	9,765	9,592
Severance, exit costs and asset impairments	127	—	309	—	652	25	298	106
Depreciation	868	—	2,026	—	3,098	1,422	6,240	4,455
Amortization	429	—	908	—	147	70	303	403
Other, net	—	—	—	—	(22)	(22)	(282)	—
	8,455	14	17,861	33	19,487	8,764	37,165	33,571
Operating income (loss)	420	(14)	(970)	(33)	(885)	29	(1,820)	108
Other (expense) income:
Interest expense	(516)	—	(918)	—	(1,135)	(432)	(1,428)	(1,011)
Equity in losses of unconsolidated investments, net	—	—	—	—	(482)	(202)	(1,114)	(1,730)
Gain on previously-held equity interests	—	—	—	—	2,926	—	—	—
Other income (expense), net	1	6	73	10	19	—	190	(3)
	(515)	6	(845)	10	1,328	(634)	(2,352)	(2,744)
(Loss) income before income taxes	(95)	(8)	(1,815)	(23)	443	(605)	(4,172)	(2,636)
Income tax expense	(56)	(1)	(45)	(4)	(1,601)	(38)	(154)	(254)
Net loss	(151)	(9)	(1,860)	(27)	(1,158)	(643)	(4,326)	(2,890)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1	—	3	—	(8)	(2)	(4)	2
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) on securities	1	—	6	—	(4)	1	5	6
Less: Reclassification adjustment for realized gains included in net loss	—	—	—	—	—	—	(3)	(4)
Net unrealized holding gains (losses) on securities	1	—	6	—	(4)	1	2	2
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial (loss) gain	(147)	—	93	—	—	—	(404)	(349)
Less: Amortization of actuarial loss included in net loss	—	—	—	—	35	15	65	55
Net unrecognized net periodic pension and other postretirement benefits	(147)	—	93	—	35	15	(339)	(294)
Other comprehensive (loss) income	(145)	—	102	—	23	14	(341)	(290)
Comprehensive loss	$(296)	$(9)	$(1,758)	$(27)	$(1,135)	$(629)	$(4,667)	$(3,180)

Basic and diluted net loss per common share	$(0.04)		$(0.54)		$(0.38)	$(0.21)	$(1.44)	$(0.96)
Basic and diluted weighted average common shares outstanding	3,949		3,475		3,027	3,013	3,002	2,995
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor				Predecessor
	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012	2011
	(in millions)
Cash flows from operating activities:
Net loss	$(151)	$(9)	$(1,860)	$(27)	$(1,158)	$(643)	$(4,326)	$(2,890)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairments	75	—	—	—	—	—	102	78
Depreciation and amortization	1,297	—	2,934	—	3,245	1,492	6,543	4,858
Provision for losses on accounts receivable	153	—	261	—	194	83	561	559
Share-based and long-term incentive compensation expense	35	—	98	—	37	17	82	73
Deferred income tax expense (benefit)	46	(1)	32	1	1,586	24	209	231
Equity in losses of unconsolidated investments, net	—	—	—	—	482	202	1,114	1,730
Gain on previously-held equity interests	—	—	—	—	(2,926)	—	—	—
Interest expense related to beneficial conversion feature on convertible bond	—	—	—	—	247	—	—	—
Gains from asset dispositions and exchanges	—	—	—	—	—	—	(29)	—
Contribution to pension plan	(10)	—	(7)	—	—	—	(108)	(136)
Spectrum hosting contract termination	—	—	—	—	—	—	(236)	—
Call premiums paid on debt redemptions	—	—	(180)	—	—	—	—	—
Amortization and accretion of long-term debt premiums and discounts	(74)	—	(160)	—	9	14	4	(12)
Other changes in assets and liabilities:
Accounts and notes receivable	(232)	(11)	(558)	(6)	150	215	(892)	(729)
Inventories and other current assets	173	—	(391)	—	298	243	(486)	(238)
Accounts payable and other current liabilities	(490)	8	25	3	280	(734)	577	90
Non-current assets and liabilities, net	(340)	—	(379)	—	207	16	(11)	48
Other, net	40	11	124	29	20	11	(105)	29
Net cash provided by (used in) operating activities	522	(2)	(61)	—	2,671	940	2,999	3,691
Cash flows from investing activities:
Capital expenditures	(1,488)	—	(3,847)	—	(3,140)	(1,381)	(4,261)	(3,130)
Expenditures relating to FCC licenses	(152)	—	(146)	—	(125)	(55)	(198)	(258)
Reimbursements relating to FCC licenses	—	—	—	—	—	—	—	135
Acquisitions, net of cash acquired	—	—	(14,112)	—	(4,039)	—	—	—
Investment in Clearwire (including debt securities)	—	—	—	—	(308)	(80)	(228)	(331)
Investment and derivative in Sprint Communications, Inc.	—	—	—	(3,100)	—	—	—	—
Proceeds from sales and maturities of short-term investments	920	—	1,715	—	2,445	1,281	1,513	980
Purchases of short-term investments	(1,035)	—	(1,719)	—	(1,221)	(926)	(3,212)	(830)
Other, net	(1)	—	1	—	3	3	11	(9)
Net cash used in investing activities	(1,756)	—	(18,108)	(3,100)	(6,385)	(1,158)	(6,375)	(3,443)

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Successor				Predecessor
	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012	2011
	(in millions)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	9,500	—	204	204	9,176	4,000
Repayments of debt and capital lease obligations	(159)	—	(3,378)	—	(362)	(59)	(4,791)	(3,906)
Debt financing costs	(1)	—	(147)	—	(11)	(10)	(134)	(86)
Proceeds from issuance of common stock and warrants, net	—	—	18,567	3,105	60	7	29	18
Other, net	—	—	(14)	—	—	—	—	—
Net cash (used in) provided by financing activities	(160)	—	24,528	3,105	(109)	142	4,280	26
Net (decrease) increase in cash and cash equivalents	(1,394)	(2)	6,359	5	(3,823)	(76)	904	274
Cash and cash equivalents, beginning of period	6,364	5	5	—	6,351	6,351	5,447	5,173
Cash and cash equivalents, end of period	$4,970	$3	$6,364	$5	$2,528	$6,275	$6,351	$5,447
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Predecessor
	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	3,008	$6,016	$46,841	20	$(227)	$(37,582)	$(502)	$14,546
Net loss						(2,890)		(2,890)
Other comprehensive loss, net of tax							(290)	(290)
Issuance of common shares, net	7	14	—	(1)	21	(17)		18
Share-based compensation expense			43					43
Conversion of series 2 to series 1 common shares	(19)	(38)	(168)	(19)	206			—
Balance, December 31, 2011	2,996	$5,992	$46,716	—	$—	$(40,489)	$(792)	$11,427
Net loss						(4,326)		(4,326)
Other comprehensive loss, net of tax							(341)	(341)
Issuance of common shares, net	14	27	2					29
Share-based compensation expense			44					44
Beneficial conversion feature on convertible bond			254					254
Balance, December 31, 2012	3,010	$6,019	$47,016	—	$—	$(44,815)	$(1,133)	$7,087
Net loss						(1,158)		(1,158)
Other comprehensive income, net of tax							23	23
Issuance of common stock, net	16	33	27					60
Share-based compensation expense			18					18
Conversion of convertible debt	590	1,181	1,919					3,100
Balance, July 10, 2013	3,616	$7,233	$48,980	—	$—	$(45,973)	$(1,110)	$9,130

	Successor
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount
Balance, October 5, 2012 (1)	—	$—	$—	$—	$—	$—
Capital contribution by SoftBank			3,105			3,105
Net loss				(27)		(27)
Expenses incurred by SoftBank for the benefit of Sprint			32			32
Balance, December 31, 2012 (1)	—	$—	$3,137	$(27)	$—	$3,110
Net loss				(1,860)		(1,860)
Expenses incurred by SoftBank for the benefit of Sprint			97			97
Other comprehensive income, net of tax					102	102
Issuance of common stock to SoftBank upon acquisition	3,076	31	18,370			18,401
Issuance of common stock to Sprint stockholders upon acquisition	851	8	5,336			5,344
Conversion of Sprint vested stock-based awards upon acquisition			193			193
Issuance of warrant to SoftBank prior to acquisition			139			139
Return of capital to SoftBank prior to acquisition			(14)			(14)
Issuance of common stock, net	7	—	27	—		27
Share-based compensation expense			45			45
Balance, December 31, 2013	3,934	$39	$27,330	$(1,887)	$102	$25,584
Net loss				(151)		(151)
Other comprehensive loss, net of tax					(145)	(145)
Issuance of common stock, net	7	—	—			—
Share-based compensation expense			24			24
Balance, March 31, 2014	3,941	$39	$27,354	$(2,038)	$(43)	$25,312
_________________

(1)
For the successor period beginning October 5, 2012 and ending December 31, 2012, there were approximately 3 million shares of Class B common stock of Starburst II, Inc. issued and outstanding with an immaterial value. These shares were exchanged in connection with the issuance of common stock to SoftBank upon completion of the Merger.

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
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II), a wholly-owned subsidiary of SoftBank became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. In addition, in connection with the closing of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. In addition, in order to align with SoftBank’s reporting schedule, our Board of Directors approved a change in our fiscal year end to March 31, effective March 31, 2014. As a result, this transition report is for the three-month period of January 1, 2014 through March 31, 2014. References herein to fiscal year 2014 refer to the twelve-month period ending March 31, 2015. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger and related transactions. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods described below, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
In connection with the change of control, as a result of the SoftBank Merger, Sprint Communications' assets and liabilities were adjusted to fair value on the closing date of the SoftBank Merger. The consolidated financial statements distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the three-month transition period ended March 31, 2014 and the year ended December 31, 2013, which includes the activity and accounts of Sprint Communications, inclusive of the consolidation of Clearwire Corporation (Clearwire), prospectively following completion of the SoftBank Merger (Post-merger period), beginning on July 11, 2013 and the three-month transition period ended March 31, 2014. The accounts and operating activity for the Successor periods from October 5, 2012 (date of inception) to December 31, 2012, the three-month period ended March 31, 2013, and from January 1, 2013 to July 10, 2013 consist solely of the activity of Starburst II prior to the close of the SoftBank Merger, which primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. As a result of the preliminary valuation of assets acquired and liabilities assumed at fair value at the time of the SoftBank Merger, the financial statements for the Successor period are presented on a measurement basis different than the Predecessor period (Sprint Communications historical cost) and are, therefore, not comparable. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger.

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
We completed several significant transactions in 2013 (See Note 3. Significant Transactions). Estimating fair value of assets acquired and liabilities assumed at the date of an acquisition or merger requires the use of significant judgments. While the ultimate responsibility resides with management, for material acquisitions or mergers we retain the services of certified valuation specialists to assist with estimating the fair value of certain acquired assets and assumed liabilities, including intangible assets.
Acquired intangible assets, excluding goodwill, were valued using a discounted cash flow methodology based on future cash flows specific to the type of intangible asset purchased. Net property, plant and equipment was valued using a cost approach, which estimates the fair value of property, plant and equipment needed to replace the functionality provided by the existing property, plant and equipment. Assumed liabilities were valued based on estimates of fair value, which is generally equal to anticipated expenditures to be incurred to satisfy the assumed obligations, including contractual liabilities assumed, which require the exercise of professional judgment.
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
Allowance for Doubtful Accounts
An allowance for doubtful accounts is established to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectability of each of those accounts individually to

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, installment billing arrangements, aging of the accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $106 million and $98 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, and $374 million, $105 million, $549 million, and $519 million for the Predecessor 191-day period ended July 10, 2013, the unaudited three-month period ended March 31, 2013, and years ended December 31, 2012 and 2011, respectively. See Note 4. Installment Receivables for additional information as it relates to the allowance for doubtful accounts specifically attributable to installment receivables.
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
Long-Lived Asset Impairment
Sprint evaluates long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. See Note 10. Severance, Exit Costs and Asset Impairments for additional information on asset impairments.
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
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets primarily consist of goodwill, certain of our trademarks and FCC licenses. Goodwill represents the excess of consideration paid over the estimated fair value of the net tangible and identifiable intangible assets acquired in business combinations. In determining whether an intangible asset, other than goodwill, is indefinite-lived, we consider the expected use of the assets, the regulatory and economic environment within which they are being used, and the effects of obsolescence on their use. We assess our indefinite-lived intangible assets, including goodwill, for impairment at least annually or, if necessary, more frequently, whenever events or changes in circumstances indicate the asset may be impaired.
As a result of the remeasurement of assets acquired and liabilities assumed in connection with the SoftBank Merger, Sprint recognized goodwill and other indefinite-lived intangible assets at their estimated fair value as of the SoftBank Merger Date. Consequently, there is no excess fair values over carrying values as of the SoftBank Merger Date, and the risk associated with potential impairment of goodwill and other indefinite-lived intangible assets in future reporting periods is heightened. Differences in the Company's actual future cash flows, operating results, growth rates, capital expenditures, cost of capital, discount rates and other assumptions as compared to the estimates utilized for the purpose of valuing indefinite-lived intangible assets as a result of the SoftBank Merger, as well as a significant adverse change in legal factors or in the business climate, unanticipated competition, a significant decline in the Company's stock price and related market capitalization, and/or slower growth rates, could affect the results of our impairment assessment and potentially lead to a future material impairment of our indefinite-lived intangible assets, including goodwill.
Guarantee Liabilities
Under one of our wireless service plans, we offer an option to our subscribers to purchase, on a monthly basis, access to unlimited data coupled with an annual trade-in right (the option). At the trade-in date, a subscriber, who has elected to purchase a device in an installment billing arrangement, will receive a credit in the amount of the outstanding balance of the remaining installment payments provided the subscriber trades-in an eligible used device in good working condition and purchases a new device from Sprint. Additionally, the subscriber must have purchased the option for the 12 consecutive months preceding the trade-in. When a subscriber elects the option, the total estimated arrangement proceeds associated with the subscriber are reduced by the estimated fair value of the fixed-price trade-in credit (guarantee liability) and the remaining proceeds are allocated amongst the other deliverables in the arrangement. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used device at trade-in, subscribers’ estimated remaining balance of the installment receivable, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned device is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers, who elected the option, were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $265 million as of March 31, 2014. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

trade-in, nor does it consider the probability and timing of trade-in. The total guarantee liabilities associated with the option, which are recorded in "Accrued expenses and other current liabilities" in the consolidated balance sheets, were immaterial.
Benefit Plans
We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees.
As of March 31, 2014 (Successor), December 31, 2013 (Successor) and December 31, 2012 (Predecessor), the fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.8 billion, $1.8 billion and $1.6 billion, respectively, and the fair value of our projected benefit obligations in aggregate was $2.4 billion, $2.3 billion and $2.7 billion, respectively. As a result, the plans were underfunded by approximately $600 million, $500 million and $1.1 billion at March 31, 2014, December 31, 2013, and December 31, 2012, respectively, and were recorded as a net liability in our consolidated balance sheets. A cash contribution of $10 million was made to the defined benefit pension plan in the Successor three-month transition period ended March 31, 2014, and future contributions totaling approximately $68.5 million are expected to be paid during the fiscal year 2014.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive income (loss)," net of tax, including $147 million, $93 million and $404 million for the Successor three-month transition period ended March 31, 2014, year ended December 31, 2013, and Predecessor year ended December 31, 2012, respectively, which is amortized to "Selling, general and administrative" in Sprint's consolidated statements of comprehensive loss. The change in the net liability of the plan in the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013 was affected primarily by a change in the discount rate used to estimate the projected benefit obligation, decreasing from 5.3% to 4.9% for the Successor three-month transition period ended March 31, 2014 and increasing from 4.3% to 5.3% for the Successor year ended December 31, 2013. We intend to make future cash contributions to the pension plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the pension plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 7.75% at March 31, 2014 and December 31, 2013. To meet this objective, our investment strategy for most of the year ended December 31, 2013 was governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 41% to U.S. equities; 18% to international equities; 21% to fixed income investments; 10% to real estate investments; and 10% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages by plus or minus 5%. As of December 1, 2013, the target allocation percentage assigned to each asset class was revised as follows: 38% to U.S. equities; 16% to international equities; 28% to fixed income investments; 9% to real estate investments; and 9% to other investments including hedge funds and remains consistent at March 31, 2014. The long-term expected rate of return on investment for funding purposes is 7.75% for the fiscal year 2014.
Investments of the pension plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of March 31, 2014, 48% of the investment portfolio was valued at quoted prices in active markets for identical assets; 33% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 19% was valued using unobservable inputs that are supported by little or no market activity.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. For the Successor year ended December 31, 2013 and the three-month transition period ended March 31, 2014, the Company matched 100% of the participants' pre-tax and Roth contribution (in aggregate) on the first 3% of eligible compensation and 50% of the participants' pre-tax and Roth (in aggregate) contribution on the next 2% of eligible compensation up to a maximum matching contribution of 4%. For the Predecessor years ended 2012 and 2011, the Company matched 50% of participants' contributions up to 2% of their eligible compensation. Fixed matching contributions totaled approximately $15 million and $35 million for the Successor three-month transition period ended March 31, 2014 and year ended 2013, respectively, and $32 million, $15 million, $30 million and $31 million for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and years ended December 31, 2012 and 2011, respectively. Prior to 2013, the Company also made discretionary matching contributions, as determined by the Board of Directors of the Company, equal to 100% of participants' contributions up to 3.95% of eligible compensation, or $60 million,

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in the Predecessor year ended December 31, 2012, and 1.2% of eligible compensation, or $20 million in the Predecessor year ended December 31, 2011, based upon the attainment of certain profitability levels.
Revenue Recognition
Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from wholesale operators and third-party affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, equipment protection, late payment and early termination charges, interest, and certain regulatory related fees, net of service credits and other adjustments. We generally recognize service revenues as services are rendered, assuming all other revenue recognition criteria are met. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is the universal service fund, which represented no more than 2% for all periods presented in the consolidated statements of comprehensive loss.
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber. For arrangements involving multiple deliverables such as equipment and service, revenue is allocated to the deliverables based on their relative selling price. Equipment revenue is limited to the amount of non-contingent consideration received when the device is sold to a subscriber. Equipment revenue is also reduced by the estimated amount of imputed interest associated with installment receivables for subscribers who elect to finance the purchase of a device over a 24-month period. Often, we subsidize the cost of the device as an incentive to retain and acquire subscribers. The cost of these incentives are recorded as a reduction to equipment revenue upon activation of the device and a service contract.
If a multiple-element arrangement includes an option to purchase, on a monthly basis, access to unlimited data coupled with an annual trade-in right, the amount of the total arrangement consideration is reduced by the estimated fair value of the trade-in right or the guarantee and the remaining proceeds are then allocated amongst the other deliverables in the arrangement.
The accounting estimates related to the recognition of revenue require us to make assumptions about numerous factors such as future billing adjustments for disputes with subscribers, unauthorized usage, future returns, mail-in rebates on device sales, the fair value of a trade-in right and the total arrangement consideration.
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
Compensation Plans
As of March 31, 2014, Sprint sponsored three incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); and the Nextel Incentive Equity Plan (Nextel Plan) (together, "Compensation Plans"). Sprint previously also sponsored the Management Incentive Stock Option Plan (MISOP), which was deregistered in the first quarter 2012 after all outstanding options under the MISOP expired. Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible individuals as defined by the plan. As of March 31, 2014, the number of shares available and reserved for future grants under the 2007 Plan and ESPP totaled approximately 198 million common shares. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 1997 Program or the Nextel Plan. We use new shares to satisfy share-based awards or treasury shares, if available.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. No options were granted during the Successor three-month transition period ended March 31, 2014. During the Successor year ended December 31, 2013, the Company granted 1.7 million stock options with weighted average grant date fair value of $3.63 per share based upon assumptions of a risk free interest rate of 2.01%, weighted average expected volatility of 42.3%, expected dividend yield of 0% and expected term of 7.5 years. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three or four years, and have a contractual term of ten years. As of March 31, 2014, 43 million options were outstanding, of which 37 million options were exercisable.
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. Certain restricted stock units outstanding as of March 31, 2014, are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met. During the Successor three-month transition period ended March 31, 2014, an insignificant number of service-only restricted stock units were granted. During the Successor year ended December 31, 2013, the Company granted 18 million service only and performance-based restricted stock units with a weighted average grant date fair value of $6.23 per share. During the Predecessor 191-day period ended July 10, 2013, approximately 2 million service only and performance-based restricted stock units were granted with a weighted average grant date fair value of $5.96 per share. At March 31, 2014, 28 million restricted stock unit awards were outstanding.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $35 million and $98 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31,

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2013, respectively, $37 million and $17 million for the Predecessor 191-day period ended July 10, 2013 and unaudited three month-period ended March 31, 2013, respectively, and $82 million and $73 million for the Predecessor years ended December 31, 2012 and 2011, respectively. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards was $12 million and $34 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, $2 million and $(1) million for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period March 31, 2013, respectively, and $14 million and $13 million for the Predecessor years ended December 31, 2012 and 2011, respectively. As of March 31, 2014, there was $101 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 2.03 years.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $408 million and $697 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, $858 million and $409 million for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period March 31, 2013, respectively, and $1.4 billion for each of the Predecessor years ended December 31, 2012 and 2011, respectively.
New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which amends existing guidance related to the financial presentation of unrecognized tax benefits by requiring an entity to net its unrecognized tax benefits against the deferred tax assets for all available same-jurisdiction loss or other tax carryforwards that would apply in settlement of the uncertain tax positions. The amendments were effective January 1, 2014, were applied prospectively to all unrecognized tax benefits that existed at the effective date, and did not have a material effect on our consolidated financial statements.
In April 2014, the FASB issued authoritative guidance regarding Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The updated guidance defines discontinued operations as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the disclosure requirements for discontinued operations were expanded and new disclosures for individually significant dispositions that do not qualify as discontinued operations are required. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the Company's fiscal year beginning April 1, 2015 and will be applied to relevant future transactions.

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
Acquisition-related costs (included in selling, general and administrative in the results of operations) for the Clearwire Acquisition totaled approximately $19 million, of which $2 million were recognized in the Predecessor year ended December 31, 2012 and $17 million and $1 million were recognized in the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively.
Preliminary Purchase Price Allocation
The consideration transferred has been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The preliminary allocation of consideration transferred was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Additional analysis, including, but not limited to, the value of intangible assets, and any associated tax impacts, could result in a change in the total amount of goodwill. The preliminary allocation represents management's current best estimate of fair value, but these amounts could change as additional information is obtained and evaluated. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $273 million and are primarily attributable to a reduction of approximately $270 million made to deferred tax liabilities as a result of additional analysis. The remaining adjustments were insignificant.
Of the total acquisition-related costs, the contingent acquisition-related costs paid by, or incurred by, Sprint Communications, approximately $7 million were recorded as an expense in the Predecessor period. The following table summarizes the preliminary purchase price allocation of consideration in the Clearwire Acquisition:

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preliminary Purchase Price Allocation (in millions):
Current assets	$778
Property, plant and equipment	1,245
Identifiable intangibles	12,870
Goodwill	433
Other assets	25
Current liabilities	(1,070)
Long-term debt	(4,288)
Deferred tax liabilities	(2,130)
Other liabilities	(872)
Net assets acquired	$6,991
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
	$12,870
FCC licenses consist of the 2.5 gigahertz (GHz) spectrum acquired. Favorable spectrum and tower leases resulted from the favorable difference between the terms of the Clearwire tower and spectrum leases acquired and the current market terms for those leases at the Clearwire Acquisition Date (see Note 8. Intangible Assets).
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
SoftBank Transaction
As discussed above, the SoftBank Merger was completed on July 10, 2013 (SoftBank Merger Date). Sprint Communications, Inc. stockholders received consideration in a combination of both cash and stock, subject to proration. Cash consideration paid in the SoftBank Merger was $14.1 billion, net of cash acquired of $2.5 billion and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. SoftBank provided an equity contribution of $1.9 billion to Sprint at the close of the SoftBank Merger, which was not distributed to the then existing stockholders and is intended to be used for general corporate purposes.
In addition, pursuant to the Bond Agreement, on October 15, 2012, Sprint Communications, Inc. issued a Bond to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the completion of the SoftBank Merger and subsequent open market stock

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint Corporation and other Sprint stockholders own the remaining approximately 20% as of March 31, 2014, which consisted of common shares issued pursuant to the Merger Agreement.
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
The fair value of the investments by SoftBank was determined based on the cash transferred, including $3.1 billion to purchase the Bond and $1.9 billion at the close of the SoftBank Merger. Merger-related costs (included in selling, general and administrative in the results of operations) for the SoftBank Merger totaled approximately $129 million, of which $32 million were recognized in the Predecessor year ended December 31, 2012 and $97 million ($9 million for the unaudited three-month Successor period ended March 31, 2013) were recognized in the Successor year ended December 31, 2013.
Preliminary Purchase Price Allocation
The consideration transferred has been preliminarily allocated to assets acquired and liabilities assumed based on their estimated fair values as of the SoftBank Merger Date, inclusive of the Clearwire Acquisition described above. The preliminary allocation of consideration transferred was based on management's judgment after evaluating several factors, including a preliminary valuation assessment. Additional analysis, including, but not limited to, the value of intangible assets, and any associated tax impacts, could result in a change in the total amount of goodwill. The preliminary allocation represents management's current best estimate of fair value, but these amounts could change as additional information is obtained and evaluated. In addition, because approximately $46 million of certain merger-related fees of Sprint Communications, the acquiree, were contingent upon the closing of the SoftBank Merger, these fees were not recorded as an expense subsequent to the close of the transaction. However, these fees are reflected in the preliminary purchase price allocation. Of the total acquisition-related costs, approximately $73 million of contingent merger-related costs paid by, or incurred by SoftBank on behalf of, the accounting acquirer, formerly Starburst II, were recorded as an expense in the Successor year ended December 31, 2013. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $436 million. Indefinite-lived intangible assets increased by approximately $254 million due to additional analysis performed by management during the fourth quarter of 2013 related to the value assigned to certain FCC licenses. Deferred tax liabilities decreased approximately $135 million primarily due to adjustments related to FCC licenses. The remaining adjustments were insignificant.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the preliminary purchase price allocation of consideration transferred:

Preliminary Purchase Price Allocation (in millions):
Current assets	$8,475
Investments	133
Property, plant and equipment	14,558
Identifiable intangibles	50,626
Goodwill	6,383
Other assets	227
Current liabilities	(10,636)
Long-term debt	(29,481)
Deferred tax liabilities	(14,122)
Other liabilities	(3,986)
Net assets acquired, prior to conversion of the Bond	22,177
Conversion of Bond	3,100
Net assets acquired, after conversion of the Bond	$25,277
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
	$50,626
Indefinite-lived intangible assets consist of 1.9 GHz, 800 megahertz (MHz), 900 MHz, and 2.5 GHz FCC licenses as well as the Sprint and Boost Mobile trademarks. Intangible assets subject to amortization consist of customer relationships, favorable spectrum and tower leases resulting from the favorable difference between the terms of the tower and spectrum leases acquired and the current market terms for those leases at the SoftBank Merger date, and the Virgin Mobile trade name (see Note 8. Intangible Assets).

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
The unaudited pro forma financial information was prepared to illustrate the pro forma effect of the combination of Sprint, Sprint Communications and Clearwire using the consideration transferred as of each acquisition date as though the acquisition date for each transaction occurred on January 1, 2012. The preparation of the pro forma financial information also assumed a preliminary purchase price allocation of the consideration transferred among the assets acquired and liabilities assumed for each acquiree. The pro forma financial information adjusts the actual combined results for items that are recurring in nature and directly attributable to the Clearwire Acquisition and SoftBank Merger. The pro forma net loss provided excludes certain non-recurring items such as Sprint's gain on its previously held interest in Clearwire and transaction costs associated with the Clearwire Acquisition and SoftBank Merger. As a result, the pro forma financial information presented above excludes a net gain of $1.4 billion (See Note 5. Investments) and acquisition related costs of approximately $169 million.
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

Note 4.	Installment Receivables
Certain subscribers have the option to purchase their devices in installments over a 24-month period. The carrying value of installment receivables approximate fair value as the receivables are recorded at their present value, net of the deferred interest and allowance for credit losses. At the time of sale, we impute the interest on the installment receivable and record it as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as operating revenue. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.
The following table summarizes the installment receivables:

	Successor
	March 31, 2014	December 31, 2013
	(in millions)
Installment receivables, gross	$740	$201
Deferred interest	(77)	(10)
Installment receivables, net of deferred interest	663	191
Allowance for credit losses	(47)	(3)
Installment receivables, net	$616	$188

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$299	$95
Other assets	317	93
Installment receivables, net	$616	$188

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We categorize our installment receivables as prime and subprime based upon subscriber credit profiles. We use proprietary scoring systems that measure the credit quality of our receivables using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate credit profiles. Prime subscriber receivables are those with lower delinquency risk and subprime subscriber receivables are those with higher delinquency risk. Subscribers within the subprime category may be required to pay a down payment on their equipment purchases. In addition, certain subscribers within the subprime category are required to pay an advance deposit. The balance of installment receivables on a gross basis by credit category as of March 31, 2014 were approximately 65% prime and 35% subprime. As of December 31, 2013, the total installment receivables balance related to prime subscribers since the installment billing program was not available to subprime subscribers until the beginning of 2014. As of March 31, 2014 and December 31, 2013, the amount of past due installment receivables were immaterial for both credit categories.
Activity in the deferred interest and allowance for credit losses for the installment receivables since the inception of the program in September 2013 was as follows:

	Successor
	Three Months Ended March 31,	Year Ended December 31,
	2014	2013
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$13	$—
Bad debt expense	44	3
Write-offs, net of recoveries	—	—
Change in deferred interest on short-term and long-term installment receivables	67	10
Deferred interest and allowance for credit losses, end of period	$124	$13

Note 5.	Investments
The components of investments were as follows:

	Successor			Predecessor
	March 31, 2014	December 31, 2013	December 31, 2012	December 31, 2012
	(in millions)
Marketable equity securities	$50	$49	$—	$45
Equity method and other investments	96	94	—	1,008
Bond investment	—	—	2,929	—
Bond derivative	—	—	175	—
	$146	$143	$3,104	$1,053
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
Marketable equity securities
Investments in marketable equity securities are recognized at fair value and are considered available-for-sale securities. Accordingly, unrealized holding gains and losses on these securities are recognized in accumulated other comprehensive loss, net of related income tax. Realized gains or losses are measured and reclassified from accumulated other comprehensive loss into "Other income (expense), net" in Sprint's consolidated statements of comprehensive loss based on identifying the specific investments sold or where an other-than-temporary impairment exists.
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
Equity in losses from Clearwire were $482 million, $202 million, $1.1 billion, and $1.7 billion for the 191-day Predecessor period ended July 9, 2013, Predecessor three-month period ended March 31, 2013 (unaudited), and Predecessor

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

years ended December 31, 2012 and 2011, respectively. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor period ended July 9, 2013, includes a $65 million derivative loss associated with the change in fair value of the embedded derivative. Equity in losses from Clearwire for the Predecessor years ended December 31, 2012 and 2011 included a $204 million and $135 million, respectively, pre-tax impairment reflecting a reduction in the carrying value of the investment in Clearwire to an estimated fair value and pre-tax dilution loss of $27 million for the year ended December 31, 2011. The Predecessor years ended December 31, 2012 and 2011 also included charges of approximately $41 million and $361 million, respectively, which were associated with Clearwire's write-off of certain network and other assets that no longer met its strategic plans.
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
Summarized financial information for Clearwire for the periods preceding the Clearwire Acquisition is as follows:

	January 1 - July 9,	Years Ended December 31,
	2013	2012	2011
	(in millions)
Revenues	$666	$1,265	$1,254
Operating expenses	(1,285)	(2,644)	(3,645)
Operating loss	$(619)	$(1,379)	$(2,391)
Net loss from continuing operations before non-controlling interests	$(1,102)	$(1,744)	$(2,856)
Net loss from discontinued operations before non-controlling interests	$—	$(168)	$(82)

Note 6.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Short-term investments (consisting primarily of time deposits, commercial paper, and Treasury securities), totaling approximately $1.2 billion and $1.1 billion as of the Successor periods ended March 31, 2014 and December 31, 2013, respectively, and $1.8 billion as of the Predecessor period ended December 31, 2012, are recorded at amortized cost, and the respective carrying amounts approximate fair value using quoted prices in active markets. The fair value of marketable equity securities totaling $50 million and $49 million as of the Successor periods ended March 31, 2014 and December 31, 2013, and $45 million as of the Predecessor period ended December 31, 2012, are measured on a recurring basis using quoted prices in active markets.
The estimated fair value of the majority of our current and long-term debt, excluding the Bond and our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from or corroborated by observable market data. At March 31, 2013 (Predecessor), the outstanding carrying value under our credit facilities, which totaled $945 million (unaudited) and approximated fair value at the time of transfer, was transferred out of estimated fair value using observable inputs and into estimated fair value using unobservable inputs due to the lack of an available pricing source. To estimate the fair value of Bond issued by Sprint Communications, Inc. to Starburst II (see Note 3. Significant Transactions) and its related bond derivative, a convertible bond pricing model was used based on the relevant interest rates, conversion feature and other significant inputs not observable in the market. The significant unobservable inputs used in the fair value measurement of the Bond and its related bond derivative are the credit condition of the companies, probability and timing of conversion, and discount for lack of marketability. Significant increases or decreases

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

in any of those inputs, in isolation, would result or could have resulted in a significantly lower or higher fair value measurement. Immediately preceding the close of the SoftBank Merger on July 10, 2013, the Bond was converted into shares of Sprint Communications. As a result, there is no balance for the Bond or its related bond derivative as of December 31, 2013 or thereafter.
The following table presents carrying amounts and estimated fair values of current and long-term debt, and the available-for-sale bond investment and its related bond derivative:

	Predecessor
	Carrying amount at December 31, 2012	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$23,569	$17,506	$6,118	$3,104	$26,728

	Successor
	Carrying amount at December 31, 2012	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Bond investment	$2,929	$—	$—	$2,929	$2,929
Bond derivative	$175	$—	$—	$175	$175

	Carrying amount at December 31, 2013	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,485	$27,000	$5,356	$1,389	$33,745

	Carrying amount at March 31, 2014	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,277	$27,516	$5,421	$1,262	$34,199
The following is a reconciliation of recurring unobservable assets:

	Successor
	Balances as of December 31, 2012	Net purchases	Conversion of Convertible Bond	Accretion of bond discount recognized as interest income	Change in value of derivative	Realization of Gain on Bond recognized in other income, net	Transfers In (Out) of Unobservable Inputs	Balances as of December 31, 2013
	(in millions)
Bond investment	$2,929	$—	$(3,100)	$12	$—	$159	$—	$—
Bond derivatives	$175	$—	$—	$—	$(175)	$—	$—	$—

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. As a result of our network modernization and shut-down of the Nextel platform, estimated useful lives of related equipment were shortened, causing incremental depreciation charges during this period of implementation. The incremental effect of accelerated depreciation expense totaled approximately $800 million and $360 million for the Predecessor 191-day period ended July 10, 2013 and unaudited three month-period March 31, 2013, respectively, and $2.1 billion for the Predecessor year ended December 31, 2012, of which the majority related to shortened useful lives of Nextel platform assets for all periods.
The components of property, plant and equipment, and the related accumulated depreciation for the Predecessor and Successor periods were as follows:

	Successor		Predecessor
	March 31, 2014	December 31, 2013	December 31, 2012
	(in millions)
Land	$265	$265	$330
Network equipment, site costs and related software	14,902	13,524	37,692
Buildings and improvements	745	725	4,893
Non-network internal use software, office equipment and other	866	794	1,860
Construction in progress	1,970	2,677	3,123
Less: accumulated depreciation	(2,449)	(1,821)	(34,291)
Property, plant and equipment, net	$16,299	$16,164	$13,607
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consists of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At March 31, 2014, we held 1.9 GHz, 800 MHz, 900 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets.

	Predecessor
	December 31, 2012	Net Additions	July 10, 2013
	(in millions)
FCC licenses	$20,268	$12,580	$32,848
Trademarks	409	—	409
Goodwill	359	715	1,074
	$21,036	$13,295	$34,331

	Successor
	July 11, 2013	Net Additions		December 31, 2013
	(in millions)
FCC licenses	$35,723	$166	(1)	$35,889
Trademarks	5,935	—		5,935
Goodwill	6,434	—		6,434
	$48,092	$166		$48,258

	December 31, 2013	Net Additions		March 31, 2014
	(in millions)
FCC licenses	$35,889	$154		$36,043
Trademarks	5,935	—		5,935
Goodwill	6,434	(51)	(2)	6,383
	$48,258	$103		$48,361
 _________________

(1)	Net additions for the Successor period ended December 31, 2013 consisted of approximately $62 million in deposits made to acquire additional FCC licenses that are pending FCC approval.

(2)
Net reduction to goodwill for the Successor three-month transition period ended March 31,2014 of approximately $51 million was the result of purchase price allocation adjustments associated with the SoftBank Merger.

During the Predecessor period from January 1, 2013 through July 10, 2013, Sprint acquired approximately $605 million of 1.9 GHz spectrum and $11.9 billion of 2.5 GHz spectrum from U.S. Cellular and Clearwire, respectively (see Note 3. Significant Transactions). The net additions during the Predecessor 191-day period ended July 10, 2013 and the unaudited three-month period ended March 31, 2013, also included approximately $91 million and $45 million, respectively, of costs related to our 2004 FCC Report and Order to reconfigure the 800 MHz band (Report and Order) (see Note 13. Commitments and Contingencies).
The amounts reflected in the July 11, 2013 column represents the preliminary estimated fair value of each class of indefinite-lived intangible assets resulting from the SoftBank Merger (see Note 3. Significant Transactions). Trademarks, which include our Sprint and Boost Mobile tradenames, have also been identified as indefinite-lived intangible assets. The net additions for FCC licenses during the period from July 11, 2013 through March 31, 2014 were primarily as a result of work related to our Report and Order (see Note 13. Commitments and Contingencies).

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
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases are recognized in cost of services. During the quarter ended September 30, 2013, we recorded $6.9 billion of customer relationships, $884 million of favorable spectrum leases, $589 million of favorable tower leases, $520 million for trademarks and $52 million of other intangible assets as a result of the preliminary allocation of the SoftBank Merger and Clearwire Acquisition (see Note 3. Significant Transactions).

		Successor						Predecessor
		March 31, 2014			December 31, 2013			December 31, 2012
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(1,289)	$5,634	$6,923	$(875)	$6,048	$234	$(230)	$4
Other intangible assets:
Favorable spectrum leases	23 years	884	(30)	854	884	(20)	864	—	—	—
Favorable tower leases	3 to 7 years	589	(80)	509	589	(52)	537	—	—	—
Trademarks	34 years	520	(12)	508	520	(8)	512	1,168	(681)	487
Reacquired rights	9 to 14 years	—	—	—	—	—	—	1,571	(785)	786
Other	4 to 10 years	60	(7)	53	58	(5)	53	138	(80)	58
Total other intangible assets		2,053	(129)	1,924	2,051	(85)	1,966	2,877	(1,546)	1,331
Total definite-lived intangible assets		$8,976	$(1,418)	$7,558	$8,974	$(960)	$8,014	$3,111	$(1,776)	$1,335

	Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018
	(in millions)
Estimated amortization expense	$1,676	$1,426	$1,161	$881	$664

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

							Successor		Predecessor
	Interest Rates			Maturities			March 31, 2014	December 31, 2013	December 31, 2012
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2024	$9,000	$9,000	$—
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000	4,000
Secured notes
iPCS, Inc.	3.49%			2014			181	181	481
Clearwire Communications LLC (1)	14.75%			2016			300	300	—
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629	—
Convertible bonds
Sprint Communications, Inc.	1.00%			2019			—	—	3,100
Credit facilities
Bank credit facility	2.75%			2018			—	—	—
Export Development Canada	3.58%			2015			500	500	500
Secured equipment credit facility	2.03%			2017			762	889	296
Vendor financing notes	5.74	-	7.24%	2015			13	20	—
Financing obligation	6.09%			2021			327	339	698
Capital lease obligations and other	2.35	-	10.52%	2014	-	2023	174	187	74
Net discount from beneficial conversion feature on convertible bond							—	—	(247)
Net premiums (discounts)							1,408	1,482	(45)
							32,778	33,011	24,341
Less current portion							(991)	(994)	(379)
Long-term debt, financing and capital lease obligations							$31,787	$32,017	$23,962
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of March 31, 2014, Sprint Corporation, the parent corporation, had $9.0 billion in principal amount of senior notes outstanding. In addition, as of March 31, 2014, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., secured notes issued by iPCS, Inc. (iPCS), and exchangeable notes issued by Clearwire Communications LLC, totaling $20.3 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indentures and financing arrangements governing certain of our subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. Except in the case of notes issued by and secured by assets of Clearwire Communications LLC and iPCS, Inc., the transfer of cash in the form of advances from subsidiaries to the parent corporation generally is not restricted.
As of March 31, 2014, approximately $1.7 billion aggregate principal amount of our outstanding debt, comprised of certain notes, financing and capital lease obligations and mortgages, was secured by $15.6 billion of property, plant and equipment and other assets, net. Cash interest payments, net of amounts capitalized of $13 million, totaled $559 million during the Successor three-month transition period ended March 31, 2014. Cash interest payments, net of amounts capitalized

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of $30 million, $278 million, and $413 million, totaled $1.0 billion, $1.4 billion, and $1.0 billion during each of the years ended December 31, 2013 (Successor), 2012 (Predecessor), and 2011 (Predecessor), respectively. Cash interest payments, net of amounts capitalized of $29 million and $15 million, totaled $814 million and $305 million during the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively. Our weighted average effective interest rate related to our notes and credit facilities was 6.2% and 6.4% for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, and 8.9%, 7.1%, and 7.5% for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013 and year ended December 31, 2012.
Notes
As of March 31, 2014, our outstanding notes consist of senior notes, guaranteed notes, and exchangeable notes of Clearwire Communications LLC, all of which are unsecured, as well as secured notes of iPCS and Clearwire Communications LLC, which are secured solely by the respective underlying assets of iPCS and Clearwire Communications LLC. Cash interest on all of the notes is generally payable semi-annually in arrears. As of March 31, 2014, approximately $28.8 billion aggregate principal amount of the notes were redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of March 31, 2014, approximately $20.1 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of March 31, 2014, approximately $300 million aggregate principal amount of Clearwire Communications LLC notes and approximately $181 million aggregate principal amount of iPCS secured notes provide holders with the right to require us to repurchase the notes if a change of control occurs. If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Debt Retirements
On May 1, 2013, the Company paid $300 million in principal amount upon maturity of its outstanding iPCS, Inc. First Lien Secured Floating Rate Notes due 2013.
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
Credit Facilities
On February 10, 2014, the Company amended its unsecured revolving bank credit facility to provide additional lender commitments to bring the total capacity from $3.0 billion to $3.3 billion. The unsecured revolving bank credit facility expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of March 31, 2014, approximately $914 million in letters of credit were outstanding under this credit facility, including the letter of credit

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

required by the Report and Order (see Note 13. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings under this facility, the Company had approximately $2.4 billion of borrowing capacity available as of March 31, 2014. The unsecured loan agreement with Export Development Canada (EDC Agreement) and secured equipment credit facility were amended on March 12, 2013, and June 24, 2013, respectively to provide for terms similar to those of the revolving bank credit facility, except that under the terms of the EDC Agreement and the secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of March 31, 2014, the EDC Agreement was fully drawn.
As of December 31, 2013, we had fully drawn the first and second tranche of the secured equipment credit facility totaling $1.0 billion and made two equal regularly scheduled principal repayments (one in the Predecessor 191-day period ended July 10, 2013 and the other in the Successor year ended December 31, 2013) totaling $111 million during 2013. We made another regularly scheduled principal repayment of $127 million during the Successor three-month transition period ended March 31, 2014. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6%. The facility is secured by a lien on the equipment purchased from Ericsson, Inc. and is fully and unconditionally guaranteed by Sprint Communications, Inc.
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
As of March 31, 2014, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and other bank agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Future Maturities of Long-Term Debt, Financing Obligation and Capital Lease Obligations
Aggregate amount of maturities for long-term debt, financing obligation and capital lease obligations outstanding as of March 31, 2014, were as follows (in millions):

Fiscal year 2014	$991
Fiscal year 2015	845
Fiscal year 2016	3,622
Fiscal year 2017	1,358
Fiscal year 2018	3,047
Fiscal year 2019 and thereafter	21,507
31,370
Net premiums	1,408
$32,778

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
For the Successor three-month transition period ended March 31, 2014, we recognized lease exit costs primarily associated with retail store closures. For the Successor year ended December 31, 2013 as well as for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and year ended December 31, 2012, we recognized lease exit costs associated with the decommissioning of the Nextel Platform and access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit.
For the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013 as well as the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and year ended 2011, we also recognized severance costs associated with reductions in our work force. During December 2013, the Company recorded a $165 million severance charge associated with a workforce reduction plan in order to reduce operating costs. We incurred additional charges totaling $14 million for the Successor three-month transition period ended March 31, 2014 as certain parts of the plan were finalized. The majority of the cash payments associated with the workforce reduction plan are expected to be made by December 31, 2014.
As a result of our network modernization and the completion of the Significant Transactions (see Note 3. Significant Transactions), we expect to incur additional exit costs in the future related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our Significant Transactions, such as the evaluation of future use of the Clearwire 4G broadband network, among other initiatives. These additional exit costs are expected to range between approximately $175 million to $275 million, of which the majority are expected to be incurred through March 31, 2016.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	Predecessor
	December 31, 2011	Net Expense		Cash Payments and Other	December 31, 2012
	(in millions)
Lease exit costs	$58	$196	(1)	$(64)	$190
Severance costs	21	—		(10)	11
Access exit costs	—	44	(2)	(1)	43
	$79	$240		$(75)	$244
_________________

(1)	For the year ended December 31, 2012, we recognized costs of $196 million (solely attributable to our Wireless segment).

(2)	For the year ended December 31, 2012, we recognized costs of $44 million ($21 million Wireless; $23 million Wireline) as "Cost of services and products."

	Predecessor
	December 31, 2012	Purchase Price Adjustments	Net Expense		Cash Payments and Other	July 10, 2013
	(in millions)
Lease exit costs	$190	$131	$478	(3)	$(33)	$766
Severance costs	11	—	58	(4)	(15)	54
Access exit costs	43	—	151	(5)	(5)	189
	$244	$131	$687		$(53)	$1,009
 _________________

(3)
For the 191-day period ended July 10, 2013, we recognized net costs of $478 million (solely attributable to our Wireless segment). For the unaudited three-month period ended March 31, 2013, we recognized net costs of $8 million (solely attributable to our Wireless segment).

(4)
For the 191-day period ended July 10, 2013, we recognized costs of $58 million ($55 million Wireless, and $3 million was Wireline). For the unaudited three-month period ended March 31, 2013, we recognized net costs of $17 million ($14 million Wireless, and $3 million Wireline).

(5)
Of the $151 million ($133 million Wireless; $18 million Wireline) recognized for the 191-day period ended July 10, 2013, $35 million was recognized as "Cost of services and products" and $116 million was recognized in "Severance, exit costs and asset impairments." For the unaudited three-month period ended March 31, 2013, we recognized $7 million ($4 million Wireless; $3 million Wireline) all as "Cost of services and products."

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Successor
	July 11, 2013		Net Expense		Cash Payments and Other	December 31, 2013
	(in millions)
Lease exit costs	$933	(6)	$56	(7)	$(225)	$764
Severance costs	54		219	(8)	(48)	225
Access exit costs	189	(6)	53	(9)	(93)	149
	$1,176		$328		$(366)	$1,138
 _________________

(6)	The July 11, 2013 opening balance takes into account purchase price adjustments as it relates to the SoftBank Merger.

(7)	For the year ended December 31, 2013, we recognized costs of $56 million ($54 million Wireless, $2 million Wireline).

(8)	For the year ended December 31, 2013, we recognized costs of $219 million ($191 million Wireless, $28 million Wireline).

(9)
For the year ended December 31, 2013, $19 million (solely attributable to Wireline) was recognized as "Cost of services and products" and $34 million (solely attributable to Wireless) was recognized in "Severance, exit costs and assets impairments."

	Successor
	December 31, 2013	Net Expense		Cash Payments and Other	March 31, 2014
	(in millions)
Lease exit costs	$764	$11	(10)	$(125)	$650
Severance costs	225	14	(11)	(42)	197
Access exit costs	149	31	(12)	(56)	124
	$1,138	$56		$(223)	$971
 _________________

(10)	For the three-month transition period ended March 31, 2014, we recognized costs of $11 million (solely attributable to Wireless).

(11)	For the three-month transition period ended March 31, 2014, we recognized costs of $14 million ($12 million Wireless, $2 million Wireline).

(12)
For the three-month transition period ended March 31, 2014, $4 million (solely attributable to Wireline) was recognized as "Cost of services and products" and $27 million (solely attributable to Wireless) was recognized in "Severance, exit costs and assets impairments."

Asset Impairments
We recorded asset impairments of $75 million for the Successor three-month transition period ended March 31, 2014 and $102 million and $78 million for the Predecessor years ended December 31, 2012 and 2011, respectively. For the Successor three-month transition period ended March 31, 2014, and the Predecessor year ended December 31, 2011, asset impairments were recorded primarily due to network equipment assets that were no longer necessary as a result of changes in management's strategic plans. Asset impairments in the year ended December 31, 2012 consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul, $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared, and $18 million related to network asset equipment ($13 million Wireless; $5 million Wireline) that is no longer necessary for management's strategic plans. There were no significant asset impairments recorded during any of the other periods presented in the consolidated statements of comprehensive loss.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Financial Information

	Successor(1)		Predecessor
	March 31,	December 31,	December 31,
	2014	2013	2012
	(in millions)
Accounts and notes receivable, net
Trade	$3,271	$3,400	$3,239
Unbilled trade and other	533	326	602
Less allowances for doubtful accounts and deferred interest	(197)	(156)	(183)
	$3,607	$3,570	$3,658
Prepaid expenses and other current assets
Prepaid expenses	$451	$480	$370
Deferred charges and other	221	148	330
	$672	$628	$700
Other assets
Unbilled trade installment receivables, net	317	93	—
Other	429	365	780
	$746	$458	$780
Accounts payable(2)
Trade	$2,492	$2,475	$2,521
Accrued interconnection costs	316	386	393
Capital expenditures and other	355	451	573
	$3,163	$3,312	$3,487
Accrued expenses and other current liabilities
Deferred revenues	$1,286	$1,339	$1,540
Accrued taxes	306	291	303
Payroll and related	290	591	512
Severance, lease and other exit costs	555	682	140
Accrued interest	515	491	328
Accrued capital expenditures	1,247	1,438	939
Other	1,345	1,531	1,246
	$5,544	$6,363	$5,008
Other liabilities
Deferred rental income-communications towers	$240	$242	$700
Deferred rent	179	121	1,431
Asset retirement obligations	651	688	609
Unfavorable lease liabilities	1,068	1,122	—
Post-retirement benefits and other non-current employee related liabilities	647	538	1,141
Other	900	887	719
	$3,685	$3,598	$4,600
______________________

(1)	Successor balances at December 31, 2012 primarily consisted of interest receivable and accrued taxes and were insignificant, therefore, they are excluded from the table.

(2)
Includes liabilities in the amounts of $91 million, $134 million and $117 million as of the Successor periods ended March 31, 2014 and December 31, 2013 and Predecessor period ended December 31, 2012, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Income Taxes
Income tax expense consists of the following:

	Successor				Predecessor
	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012	2011
	(in millions)
Current income tax (expense) benefit
Federal	$—	$(2)	$1	$(3)	$2	$(8)	$34	$(1)
State	(10)	—	(13)	—	(17)	(6)	22	(20)
Total current income tax (expense) benefit	(10)	(2)	(12)	(3)	(15)	(14)	56	(21)
Deferred income tax (expense) benefit
Federal	(48)	1	(46)	(1)	(1,402)	(19)	(199)	(136)
State	2	—	14	—	(184)	(5)	(10)	(95)
Total deferred income tax expense	(46)	1	(32)	(1)	(1,586)	(24)	(209)	(231)
Foreign income tax expense	—		(1)	—	—	—	(1)	(2)
Total income tax expense	$(56)	$(1)	$(45)	$(4)	$(1,601)	$(38)	$(154)	$(254)
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Successor				Predecessor
	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012	2011
	(in millions)
Income tax (expense) benefit at the federal statutory rate	$33	$3	$635	$8	$(155)	$212	$1,460	$923
Effect of:
State income taxes, net of federal income tax effect	(4)	—	47	—	(18)	16	137	80
State law changes, net of federal income tax effect	5	—	10	—	—	—	(5)	(38)
Reduction (increase) in liability for unrecognized tax benefits	—	—	2	—	(7)	—	38	(1)
Tax expense related to equity awards	—	—	—	—	—	—	(15)	(13)
Change in valuation allowance	(82)	—	(708)	(4)	(1,410)	(265)	(1,756)	(1,221)
Other, net	(8)	(4)	(31)	(8)	(11)	(1)	(13)	16
Income tax expense	$(56)	$(1)	$(45)	$(4)	$(1,601)	$(38)	$(154)	$(254)
Effective income tax rate	(58.9)%	(12.5)%	(2.5)%	(17.4)%	361.4%	(6.3)%	(3.7)%	(9.6)%

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax (expense) benefit allocated to other items was as follows:

	Successor		Predecessor
	Three Months Ended March 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2013 (Unaudited)	2012	2011
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$—	$(58)	$(18)	$(10)	$—	$—
Unrealized holding gains/losses on securities(1)	$(1)	$(3)	$—	$(1)	$—	$(1)
_______________

(1)	These amounts have been recognized in accumulated other comprehensive income (loss).
Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of March 31, 2014, December 31, 2013 and 2012, along with the income tax effect of each, were as follows:

	Successor (1)				Predecessor
	March 31, 2014		December 31, 2013		December 31, 2012
	Current	Long-Term	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$—	$7,264	$—	$6,908	$—	$4,398
Tax credit carryforwards	—	374	—	374	—	431
Capital loss carryforwards	—	82	—	82	—	126
Property, plant and equipment	—	500	—	762	—	—
Debt obligations	—	598	—	633	—	—
Deferred rent	—	474	—	473	—	562
Pension and other postretirement benefits	—	252	—	194	—	430
Accruals and other liabilities	738	601	857	616	577	499
	738	10,145	857	10,042	577	6,446
Valuation allowance	(522)	(7,175)	(594)	(7,004)	(472)	(5,183)
	216	2,970	263	3,038	105	1,263
Deferred tax liabilities
Property, plant and equipment	—	—	—	—	—	420
FCC licenses	—	12,158	—	12,089	—	6,313
Trademarks	—	2,461	—	2,459	—	188
Intangibles	—	2,248	—	2,407	—	354
Investments	—	—	—	—	—	802
Other	88	310	77	310	104	233
	88	17,177	77	17,265	104	8,310
Current deferred tax asset	$128		$186		$1
Long-term deferred tax liability		$14,207		$14,227		$7,047
_______________

(1)	Deferred tax assets and liabilities for the Successor year ended December 31, 2012 were considered immaterial.
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance of $82 million and $708 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013,

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

respectively, and $1.4 billion, $265 million, and $1.8 billion for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and year ended December 31, 2012, respectively, on deferred tax assets primarily related to losses incurred during the period that are not currently realizable and expenses recorded during the period that are not currently deductible for income tax purposes. The remaining decrease in the carrying amount of the valuation allowance for the Successor year ended December 31, 2013 is primarily related to the net impact of acquisition accounting for the SoftBank Merger and Clearwire Acquisition. For the Predecessor year ended December 31, 2012 the remaining increase in the carrying amount of the valuation allowance is primarily associated with the tax effect of items reflected in other comprehensive income (loss) and other accounts. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $56 million and $45 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $38 million, $154 million and $254 million for the Predecessor unaudited three-month period ended March 31, 2013 and years ended December 31, 2012 and 2011, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. Income tax expense of $1.6 billion for the Predecessor 191-day period ended July 10, 2013, is primarily attributable to taxable temporary differences from the $2.9 billion gain on the previously-held equity interests in Clearwire. The gain on the previously-held equity interests in Clearwire was principally attributable to the increase in the fair value of FCC licenses held by Clearwire. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period. In addition, during the year ended December 31, 2012, a $69 million tax benefit was recorded as a result of the successful resolution of various state income tax uncertainties. During 2011, a $59 million expense was recorded as a result of the effect of changes in corporate state income tax laws.
During the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, and Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and years ended December 31, 2012 and 2011, we generated $110 million, $263 million, $238 million, $96 million, $319 million, and $194 million, respectively, of foreign income, which is included in loss before income taxes. We have no material unremitted earnings of foreign subsidiaries. Cash paid or received for income taxes was insignificant for all Successor and Predecessor periods presented.
As of March 31, 2014, we had federal operating loss carryforwards of $17.5 billion, state operating loss carryforwards of $19.4 billion and foreign net operating loss carryforwards of $834 million. Related to these loss carryforwards, we have recorded federal tax benefits of $6.1 billion, net state tax benefits of $885 million and foreign tax benefits of $277 million before consideration of the valuation allowances. Approximately $981 million of the federal net operating loss carryforwards expire between 2016 and 2020. The remaining $16.5 billion expire in varying amounts between 2021 and 2034. The state operating loss carryforwards expire in varying amounts through 2034. Foreign operating loss carryforwards of $460 million do not expire. The remaining foreign operating loss carryforwards expire in varying amounts starting in 2015.
In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $18.0 billion and state alternative minimum tax net operating loss carryforwards of $4.1 billion. The loss carryforwards expire in varying amounts through 2034. We also had available capital loss carryforwards of $216 million. Related to these capital loss carryforwards are tax benefits of $82 million. The capital loss carryforwards expire between 2015 and 2017.
We also had available $447 million of federal and state income tax credit carryforwards as of March 31, 2014. Included in this amount are $7 million of income tax credits which expire prior to 2016 and $317 million which expire in varying amounts between 2016 and 2034. The remaining $123 million do not expire.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The total unrecognized tax benefits attributable to uncertain tax positions were $160 million and $166 million, for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $182 million, $180 million and $171 million, for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and year ended December 31, 2012, respectively. As of March 31, 2014, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $148 million, if recognized without an offsetting valuation allowance adjustment. The accrued liability for income tax related interest and penalties was insignificant for all periods presented.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor		Predecessor
	Three Months Ended March 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2014	2013	2013	2013 (Unaudited)	2012	2011
	(in millions)
Balance at beginning of period	$166	$—	$171	$171	$225	$228
Predecessor balance acquired in the SoftBank Merger	—	182	—	—	—	—
Additions based on current year tax positions	—	10	4	2	1	4
Additions based on prior year tax positions	1	—	7	7	1	4
Reductions for prior year tax positions	(1)	—	—	—	(1)	(1)
Reductions for settlements	—	(23)	—	—	(52)	(2)
Reductions for lapse of statute of limitations	(6)	(3)	—	—	(3)	(8)
Balance at end of period	$160	$166	$182	$180	$171	$225
We file income tax returns in the U.S. federal jurisdiction and each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial.
Settlement agreements were reached with the Appeals or Exam division of the Internal Revenue Service (IRS) for examination issues in dispute for years prior to 2010. The issues were immaterial to our consolidated financial statements. As of March 31, 2014, there are no federal income tax examinations being handled by the IRS Exam division nor are there any issues being handled by the IRS Appeals division.
We are involved in multiple state income tax examinations related to various years beginning with 1996, which are in various stages of the examination, administrative review or appellate process. Based on our current knowledge of the examinations, administrative reviews and appellate processes, we believe it is reasonably possible a number of our uncertain tax positions may be resolved during the next twelve months which could result in a reduction of up to $20 million in our unrecognized tax benefits.
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
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and on March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014, we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals. Sprint Communications believes the complaint is without merit and intends to continue to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications has appealed that order and the intermediate appellate court affirmed the order of the trial court. We have sought leave to bring an interlocutory appeal to the highest court in New York. We believe the complaint is without merit and intend to continue to defend this matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
In addition, Sprint Communications, Inc. has received several complaints purporting to assert claims on behalf of Sprint Communications stockholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There are five cases consolidated in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 29, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012. Plaintiffs did not challenge the amended SoftBank Merger transaction, but sought an award of attorneys fees for their challenge of the original SoftBank Merger transaction. The court denied that motion and the consolidated state cases were dismissed with prejudice. There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v. Sprint Nextel Corp., et

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino); those cases were dismissed on May 16, 2014.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. We have moved to dismiss the suit, and a decision on that motion is pending. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock, and discovery is proceeding in that case. Sprint Communications intends to defend the ACP Master, LTD case vigorously, and, because this case is still in the preliminary stage, we have not yet determined what effect the lawsuit will have, if any, on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Total payments directly attributable to our performance under the Report and Order, from the inception of the program, were approximately $3.4 billion, of which primarily all payments incurred during the Successor three-month transition period ended March 31, 2014 related to FCC licenses. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred through March 31, 2014 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
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
Future Minimum Commitments
As of March 31, 2014, the minimum estimated amounts due under operating leases, spectrum leases and service credits, and purchase orders and other commitments were as follows:

	Total	Fiscal Year 2014	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019 and thereafter
	(in millions)
Operating leases	$16,641	$2,197	$2,047	$1,952	$1,888	$1,840	$6,717
Spectrum leases and service credits	6,887	188	191	203	211	213	5,881
Purchase orders and other commitments	23,206	13,398	4,346	2,651	783	610	1,418
Total	$46,734	$15,783	$6,584	$4,806	$2,882	$2,663	$14,016
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
During 2011 and 2012, we renegotiated cell site leases in connection with our network modernization and the shutdown of the Nextel platform. Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. Total rental expense was $653 million and $1.3 billion for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $2.0 billion and $1.9 billion for the Predecessor years ended in December 31, 2012 and 2011, respectively. Rental expense for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013 was $1.0 billion and $483 million, respectively. Total rent expense increased in 2012 as compared to 2011 primarily as a result of rent leveling charges associated with renegotiated cell site leases in 2011 and 2012.
Spectrum Leases and Service Credits
Certain of the spectrum leases provide for minimum lease payments, additional charges and escalation clauses. Leased spectrum agreements have terms of up to 30 years and the weighted average remaining lease term at March 31, 2014 was approximately 23 years, including renewal terms. We expect that all renewal periods in our spectrum leases will be renewed by us.
We also have commitments to provide services to certain lessors, and to reimburse lessors for certain capital equipment and third-party service expenditures over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. During the Successor three-month transition period ended March 31, 2014, we satisfied $1 million related to these commitments. The maximum remaining

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

commitment at March 31, 2014 was $100 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.
Purchase Orders and Other Commitments
We are a party to other commitments, which includes, among other things, service, spectrum, network equipment, devices, asset retirement obligations and other executory contracts in connection with conducting our business. Amounts actually paid under some of these agreements will likely be higher due to variable components of these agreements. The more significant variable components that determine the ultimate obligation owed include such items as hours contracted, subscribers and other factors. In addition, we are a party to various arrangements that are conditional in nature and obligate us to make payments only upon the occurrence of certain events, such as the delivery of functioning software or a product. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above.

Note 14.	Stockholders' Equity and Per Share Data
Our certificate of incorporation authorizes 10,020,000,000 shares of capital stock as follows:

•	9,000,000,000 shares of common stock, par value $0.01 per share;

•	1,000,000,000 shares of non-voting common stock, par value $0.01 per share; and

•	20,000,000 shares of preferred stock, par value $0.0001 per share.
Classes of Common Stock
Voting Common Stock
The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders. There were approximately 3.9 billion shares of common stock outstanding as of March 31, 2014.
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
Dividends
We did not declare any dividends on our common shares for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility (See Note 9. Long-Term Debt, Financing and Capital Lease Obligations).
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive (loss) income, net of tax are as follows:

	Successor		Predecessor
	March 31, 2014	December 31, 2013	December 31, 2012
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(54)	$93	$(1,169)
Unrealized net gains related to investments	7	6	9
Foreign currency translation adjustments	4	3	27
Accumulated other comprehensive (loss) income	$(43)	$102	$(1,133)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would be antidilutive were approximately 60 million and 70 million as of the Successor periods ended March 31, 2014 and December 31, 2013, respectively, and 61 million, 74 million, 78 million, and 71 million shares for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and years ended December 31, 2012 and 2011, respectively. In addition, as of the Successor period ended March 31, 2014, all 55 million shares issuable under the warrant which was issued to SoftBank at the close of the SoftBank Merger were treated as potentially dilutive securities. The warrant is exercisable at $5.25 per share at the option of Softbank, in whole or in part, at any time within the five-year term.

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

We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, goodwill impairments, asset impairments, and other items, if any, solely and directly attributable to the segment representing items of a non-recurring or unusual nature. Expense and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each calendar year. Over the past several years, there has been an industry-wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
191 Days Ended July 10, 2013
Net operating revenues	$17,125	$1,471	$6	$18,602
Inter-segment revenues(1)	—	430	(430)	—
Total segment operating expenses	(14,355)	(1,629)	425	(15,559)
Segment earnings	$2,770	$272	$1	3,043
Less:
Depreciation				(3,098)
Amortization				(147)
Other, net(2)				(683)
Operating loss				(885)
Interest expense				(1,135)
Equity in losses of unconsolidated investments, net			$(482)
Gain on previously-held equity interests			2,926	2,444
Other income, net				19
Income before income taxes				$443

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2013 (unaudited)
Net operating revenues	$8,089	$702	$2	$8,793
Inter-segment revenues(1)	—	191	(191)	—
Total segment operating expenses	(6,694)	(765)	190	(7,269)
Segment earnings	$1,395	$128	$1	1,524
Less:
Depreciation				(1,422)
Amortization				(70)
Other, net(2)				(3)
Operating income				29
Interest expense				(432)
Equity in losses of unconsolidated investments, net			$(202)	(202)
Loss before income taxes				$(605)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2012
Net operating revenues	$32,355	$2,999	$12	$35,366
Inter-segment revenues(1)	—	882	(882)	—
Total segment operating expenses	(28,208)	(3,232)	877	(30,563)
Segment earnings	$4,147	$649	$7	4,803
Less:
Depreciation				(6,240)
Amortization				(303)
Business combination and hurricane-related charges(3)				(64)
Other, net(2)				(16)
Operating loss				(1,820)
Interest expense				(1,428)
Equity in losses of unconsolidated investments, net			$(1,114)	(1,114)
Other income, net				190
Loss before income taxes				$(4,172)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2011
Net operating revenues	$30,301	$3,370	$8	$33,679
Inter-segment revenues(1)	—	956	(956)	—
Total segment operating expenses	(26,034)	(3,526)	953	(28,607)
Segment earnings	$4,267	$800	$5	5,072
Less:
Depreciation				(4,455)
Amortization				(403)
Other, net(2)				(106)
Operating income				108
Interest expense				(1,011)
Equity in losses of unconsolidated investments, net			$(1,730)	(1,730)
Other expense, net				(3)
Loss before income taxes				$(2,636)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the 191 days ended July 10, 2013	$2,840	$174	$126	$3,140
Capital expenditures for the three months ended March 31, 2013 (unaudited)	$1,270	$64	$47	$1,381

2012
Capital expenditures	$3,753	$240	$268	$4,261
Total assets	$38,297	$2,195	$11,078	$51,570

2011
Capital expenditures	$2,702	$168	$260	$3,130
Total assets	$37,606	$2,355	$9,422	$49,383

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2014
Net operating revenues	$8,254	$617	$4	$8,875
Inter-segment revenues(1)	—	153	(153)	—
Total segment operating expenses	(6,417)	(758)	144	(7,031)
Segment earnings	$1,837	$12	$(5)	1,844
Less:
Depreciation				(868)
Amortization				(429)
Other, net(2)				(127)
Operating income				420
Interest expense				(516)
Other income, net				1
Loss before income taxes				$(95)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three months Ended March 31, 2013 (unaudited)
Net operating revenues	$—	$—	$—	$—
Inter-segment revenues(1)	—	—	—	—
Total segment operating expenses	—	—	(14)	(14)
Segment earnings	$—	$—	$(14)	(14)
Other income, net				6
Loss before income taxes				$(8)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2013
Net operating revenues	$15,642	$1,240	$9	$16,891
Inter-segment revenues(1)	—	396	(396)	—
Total segment operating expenses	(13,464)	(1,414)	353	(14,525)
Segment earnings	$2,178	$222	$(34)	2,366
Less:
Depreciation				(2,026)
Amortization				(908)
Other, net(2)				(402)
Operating loss				(970)
Interest expense				(918)
Other income, net				73
Loss before income taxes				$(1,815)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
2012
Net operating revenues	$—	$—	$—	$—
Inter-segment revenues(1)	—	—	—	—
Total segment operating expenses	—	—	(33)	(33)
Segment earnings	$—	$—	$(33)	(33)
Other income, net				10
Loss before income taxes				$(23)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
As of and for the three months ended March 31, 2014
Capital expenditures	$1,343	$79	$66	$1,488
Total assets	$75,051	$1,499	$8,139	$84,689

As of March 31, 2013
Total assets	$—	$—	$3,122	$3,122

2013
Capital expenditures	$3,535	$153	$159	$3,847
Total assets	$75,128	$1,548	$9,419	$86,095

2012
Total assets	$—	$—	$3,115	$3,115
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Other, net for the Successor three-month transition period ended March 31, 2014 consists of $127 million of severance, exit costs and asset impairments. Other, net for the Successor year ended December 31, 2013 consists of $309 million of severance and exit costs and $100 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire ($75 million included in our corporate segment and $25 million included in our wireless segment and classified as selling, general and administrative expenses), partially offset by $7 million of insurance reimbursement towards 2012 hurricane-related charges (included in our wireless segment and classified as a contra-expense in cost of services expense). Other, net for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013 consists of $652 million and $25 million, respectively, of severance and exit costs, partially offset by $22 million of favorable developments in connection with an E911 regulatory tax-related contingency. Other, net for the Predecessor 191-day period ended July 10, 2013 also includes $53 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire (included in our corporate segment and classified as selling, general and administrative expenses). Other, net for the Predecessor year ended December 31, 2012 consists of $196 million of lease exit costs and $102 million of asset impairment charges, partially offset by net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared, a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods. Other, net for the Predecessor year ended December 31, 2011 consists of $106 million of severance, exit costs and asset impairments associated with the shut-down of the Nextel platform.

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
Three Months Ended March 31, 2013 (unaudited)
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2014
Wireless services	$7,096	$—	$—	$7,096
Wireless equipment	999	—	—	999
Voice	—	352	(88)	264
Data	—	62	(26)	36
Internet	—	345	(37)	308
Other	159	11	2	172
Total net operating revenues	$8,254	$770	$(149)	$8,875

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
2013
Wireless services	$13,579	$—	$—	$13,579
Wireless equipment	1,797	—	—	1,797
Voice	—	719	(240)	479
Data	—	138	(69)	69
Internet	—	747	(81)	666
Other	266	32	3	301
Total net operating revenues	$15,642	$1,636	$(387)	$16,891

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Wireless services related to the Wireless segment for the Predecessor year ended December 31, 2012 excludes $21 million of hurricane-related contra-revenue charges reflected in net operating revenues in our consolidated statement of comprehensive loss.

Note 16.	Quarterly Financial Data (Unaudited)

	Predecessor
	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
2012
Net operating revenues	$8,734	$8,843	$8,763	$9,005
Operating loss	$(255)	$(629)	$(231)	$(705)
Net loss	$(863)	$(1,374)	$(767)	$(1,322)
Basic and diluted loss per common share(1)	$(0.29)	$(0.46)	$(0.26)	$(0.44)
	Quarter
	1st	2nd	July 10, 2013
	(in millions, except per share amounts)
2013
Net operating revenues	$8,793	$8,877	$932
Operating income (loss)	$29	$(874)	$(40)
Net (loss) income	$(643)	$(1,597)	$1,082
Basic (loss) earnings per common share(1)	$(0.21)	$(0.53)	$0.35
Diluted (loss) earnings per common share(1)	$(0.21)	$(0.53)	$0.30

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
Clearwire Related-Party Transactions
Sprint's relationship with Clearwire, which is now a wholly-owned subsidiary, includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire subscribers utilize the third generation (3G) Sprint network which provides dual-mode service to subscribers in those areas where access to its 4G network is not available. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G services from Clearwire totaled $207 million and $101 million for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively, and $417 million and $405 million for the Predecessor years ended December 31, 2012 and 2011, respectively.
SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint and SoftBank have entered into various other arrangements with SoftBank or its controlled affiliates (SoftBank Parties or each a SoftBank Party) or with third parties to which SoftBank Parties are also parties (affiliated third parties), including for international wireless roaming, wireless and wireline call termination, real estate, device and accessory purchasing, and other services. Specifically, we have arrangements with an affiliate controlled by SoftBank whereby it is acting as an agent to procure devices and accessories on our behalf with certain third party vendors under existing purchase arrangements Sprint has with those vendors. These services, which are provided by the SoftBank Party without charge to us, include placing orders, processing invoices, receiving payments from us and making payments to our suppliers on our behalf. Device and accessory purchases associated with these agency arrangements totaled approximately $411 million and $86 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, accounts payable to the SoftBank Party of approximately $205 million and $79 million, respectively, are included in our consolidated balance sheets. All other transactions under agreements with SoftBank Parties or affiliated third-parties, in the aggregate, were immaterial through the Successor period ended March 31, 2014.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18.	Subsequent Events
Accounts Receivable Facility
On May 16, 2014, certain wholly owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries which are bankruptcy remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) will transfer selected receivables to the SPEs. The SPEs will then sell the receivables to a bank agent on behalf of unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) or their sponsoring banks. Sales of eligible receivables to the Conduits occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility, respectively. The receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature. A subsidiary of Sprint will service the receivables in exchange for a monthly servicing fee, and Sprint will guarantee the performance of obligations of the servicer and the Originators under the Receivables Facility.
The Receivables Facility will be treated as a sale for accounting and legal purposes and as debt for federal and state tax purposes. The expected accounting impacts include the de-recognition of receivables sold by the SPEs to the Conduits, recognition of cash received in exchange for the sale and recognition at fair value of a receivable due to Sprint from the Conduits for the difference between the receivables sold and the cash received, less estimated fees and other items.
Each SPE’s sole business consists of the purchase or acceptance through capital contributions of the accounts receivable from the Originators and the subsequent retransfer of or granting of a security interest in such accounts receivable to the bank agent under the Receivables Facility. In addition, each SPE is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Originators or Sprint, and  the assets of the SPE are not available to pay creditors of Sprint or any of its affiliate (other than any other SPE).

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

Index to Consolidated Financial Statements

CLEARWIRE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(CONTINUED)

Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

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