Form 10-Q
period 2014-06-30
SPRINT Corp
filed 2014-08-08
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT AUGUST 1, 2014:

Sprint Corporation Common Stock	3,945,492,794

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor
	June 30,	March 31,
	2014	2014
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,171	$4,970
Short-term investments	1,322	1,220
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $254 and $197	3,751	3,607
Device and accessory inventory	1,116	982
Deferred tax assets	78	128
Prepaid expenses and other current assets	936	672
Total current assets	11,374	11,579
Property, plant and equipment, net	16,852	16,299
Intangible assets
Goodwill	6,343	6,383
FCC licenses and other	41,764	41,978
Definite-lived intangible assets, net	7,119	7,558
Other assets	967	892
Total assets	$84,419	$84,689
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,492	$3,163
Accrued expenses and other current liabilities	5,137	5,544
Current portion of long-term debt, financing and capital lease obligations	807	991
Total current liabilities	9,436	9,698
Long-term debt, financing and capital lease obligations	31,687	31,787
Deferred tax liabilities	14,268	14,207
Other liabilities	3,664	3,685
Total liabilities	59,055	59,377
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.945 billion and 3.941 billion issued at June 30, 2014 and March 31, 2014	39	39
Paid-in capital	27,383	27,354
Accumulated deficit	(2,015)	(2,038)
Accumulated other comprehensive loss	(43)	(43)
Total stockholders' equity	25,364	25,312
Total liabilities and stockholders' equity	$84,419	$84,689
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Successor		Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2013
	(in millions, except per share amounts)
Net operating revenues	$8,789	$—	$8,877
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	4,678	—	5,045
Selling, general and administrative	2,284	22	2,442
Severance, exit costs and asset impairments	27	—	632
Depreciation	868	—	1,563
Amortization	413	—	69
	8,270	22	9,751
Operating income (loss)	519	(22)	(874)
Other (expense) income:
Interest expense	(512)	—	(428)
Equity in losses of unconsolidated investments, net	—	—	(257)
Other income (expense), net	1	(153)	17
	(511)	(153)	(668)
Income (loss) before income taxes	8	(175)	(1,542)
Income tax benefit (expense)	15	61	(55)
Net income (loss)	$23	$(114)	$(1,597)

Basic net income (loss) per common share	$0.01		$(0.53)
Diluted net income (loss) per common share	$0.01		$(0.53)
Basic weighted average common shares outstanding	3,945		3,022
Diluted weighted average common shares outstanding	4,002		3,022

Other comprehensive income, net of tax:
Net unrealized holding gains on securities	$—	$96	$36
Net unrecognized net periodic pension and other postretirement benefits	—	—	15
Other comprehensive income	—	96	51
Comprehensive income (loss)	$23	$(18)	$(1,546)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2013
	(in millions)
Cash flows from operating activities:
Net income (loss)	$23	$(114)	$(1,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,281	—	1,632
Provision for losses on accounts receivable	225	—	99
Share-based and long-term incentive compensation expense	26	—	16
Deferred income tax (benefit) expense	(23)	(61)	52
Equity in losses of unconsolidated investments, net	—	—	257
Contribution to pension plan	(10)	—	—
Amortization and accretion of long-term debt premiums and discounts	(74)	—	13
Change in fair value of derivative	—	167	—
Other changes in assets and liabilities:
Accounts and notes receivable	(369)	7	(143)
Inventories and other current assets	(97)	—	93
Accounts payable and other current liabilities	(272)	1	614
Non-current assets and liabilities, net	(66)	—	189
Other, net	35	8	10
Net cash provided by operating activities	679	8	1,235
Cash flows from investing activities:
Capital expenditures	(1,246)	—	(1,571)
Expenditures relating to FCC licenses	(41)	—	(68)
Reimbursements relating to FCC licenses	95	—	—
Acquisitions, net of cash acquired	—	—	(509)
Investment in Clearwire (including debt securities)	—	—	(160)
Proceeds from sales and maturities of short-term investments	900	—	949
Purchases of short-term investments	(1,002)	—	(295)
Other, net	17	—	—
Net cash used in investing activities	(1,277)	—	(1,654)
Cash flows from financing activities:
Repayments of debt, financing and capital lease obligations	(210)	—	(303)
Debt financing costs	—	—	(1)
Proceeds from issuance of common stock, net	9	—	44
Net cash used in financing activities	(201)	—	(260)
Net (decrease) increase in cash and cash equivalents	(799)	8	(679)
Cash and cash equivalents, beginning of period	4,970	3	6,275
Cash and cash equivalents, end of period	$4,171	$11	$5,596
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Successor
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, March 31, 2014	3,941	$39	$27,354	$(2,038)	$(43)	$25,312
Net income	—	—	—	23	—	23
Issuance of common stock, net	4	—	9	—	—	9
Share-based compensation expense	—	—	20	—	—	20
Balance, June 30, 2014	3,945	$39	$27,383	$(2,015)	$(43)	$25,364

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our transition report on Form 10-K for the period ended March 31, 2014. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
On July 10, 2013 (SoftBank Merger Date), SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "Softbank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. In connection with the change of control, as a result of the SoftBank Merger, Sprint Communications' assets and liabilities were adjusted to fair value on the closing date of the SoftBank Merger. The consolidated financial statements distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the three-month period ended June 30, 2014 and as of March 31, 2014, which includes the activity and accounts of Sprint Communications, inclusive of the consolidation of Clearwire Corporation and its wholly-owned subsidiary Clearwire Communications LLC (together, "Clearwire"), prospectively following completion of the SoftBank Merger (Post-merger period), beginning on July 11, 2013. The accounts and operating activity for the Successor three-month period ended June 30, 2013 consisted solely of the activity of Starburst II prior to the close of the SoftBank Merger, which primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for the three-month period ended June 30, 2013 prior to the SoftBank Merger. As a result of the valuation of assets acquired and liabilities assumed at fair value at the time of the SoftBank Merger, the financial statements for the Successor period are presented on a measurement basis different than the Predecessor period (Sprint Communications historical cost) and are, therefore, not comparable. In addition, in order to align with SoftBank’s reporting schedule, the Board of Directors approved a change in fiscal year end to March 31, effective March 31, 2014. References herein to fiscal year 2014 refer to the twelve-month period ending March 31, 2015. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger.
On July 9, 2013 (Clearwire Acquisition Date), Sprint Communications completed the acquisition of the remaining equity interests in Clearwire that it did not already own for approximately $3.5 billion, net of cash acquired, or $5.00 per share (Clearwire Acquisition). The consideration paid was allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The effects of the Clearwire Acquisition are included in the Predecessor period financial information and are therefore included in the allocation of the consideration transferred at the closing date of the SoftBank Merger.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force), which amends existing guidance related to the financial presentation of unrecognized tax benefits by requiring an entity to net its unrecognized tax benefits against the deferred tax assets for all available same-jurisdiction loss or other tax carryforwards that would apply in settlement of the uncertain tax positions. The amendments were effective January 1, 2014, were applied prospectively to all unrecognized tax benefits that existed at the effective date, and did not have a material effect on our consolidated financial statements.
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
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and IFRS and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning April 1, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
In June 2014, the FASB issued authoritative guidance regarding Compensation - Stock Compensation, which provides guidance on how to treat performance targets that can be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition and accounted for under current guidance as opposed to a nonvesting condition that would impact the grant-date fair value of the award. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. Entities may apply the amendments either (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter with the cumulative effect as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented. The Company is currently evaluating the newly issued guidance and assessing the impact it will have on our consolidated financial statements.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Significant Transactions
Acquisition of Remaining Interest in Clearwire
On July 9, 2013, Sprint Communications completed the Clearwire Acquisition. The cash consideration paid totaled approximately $3.5 billion, net of cash acquired of $198 million. Approximately $125 million of the cash consideration was accrued as "Accrued expenses and other current liabilities" on the consolidated balance sheet for dissenting shares relating to stockholders who exercised their appraisal rights.
The fair value of consideration, which is measured at the estimated fair value of each element of consideration transferred as of the Clearwire Acquisition Date, was determined as the sum of (a) approximately $3.7 billion of cash transferred to Clearwire stockholders, which included $125 million of cash relating to dissenting shares, (b) approximately $3.3 billion representing the estimated fair value of Clearwire shares held by Sprint Communications immediately preceding the acquisition and (c) approximately $59 million of share-based payment awards (replacement awards) exchanged for awards held by Clearwire employees.
Purchase Price Allocation
The consideration transferred has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a valuation assessment. Management finalized its purchase price allocation during the quarter ended June 30, 2014. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $269 million and are primarily attributable to a reduction of approximately $270 million made to deferred tax liabilities as a result of additional analysis. The remaining adjustments were insignificant.
The following table summarizes the purchase price allocation of consideration in the Clearwire Acquisition:

Purchase Price Allocation (in millions):
Current assets	$778
Property, plant and equipment	1,245
Identifiable intangibles	12,870
Goodwill	437
Other assets	25
Current liabilities	(1,070)
Long-term debt	(4,288)
Deferred tax liabilities	(2,130)
Other liabilities	(876)
Net assets acquired	$6,991
The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill.
SoftBank Transaction
As discussed above, the SoftBank Merger was completed on July 10, 2013. Sprint Communications, Inc. stockholders received consideration in a combination of both cash and stock, subject to proration. Consideration paid in the SoftBank Merger was $14.1 billion, net of cash acquired of $2.5 billion, and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc.
In addition, pursuant to the Bond Agreement, on October 15, 2012, Sprint Communications, Inc. issued a Bond to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owned approximately 80% of the outstanding voting common stock of Sprint Corporation as of June 30, 2014. Other Sprint stockholders owned the remaining approximately 20% as of June 30, 2014.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Consideration Transferred and Investments by SoftBank
The fair value of consideration transferred, which is measured at the estimated fair value of each element of consideration transferred as of the SoftBank Merger Date, was determined as the sum of (a) approximately $16.6 billion of cash transferred to Sprint Communications, Inc. stockholders, (b) approximately $5.3 billion representing shares of Sprint issued to Sprint Communications, Inc. stockholders and (c) approximately $193 million of share-based payment awards (replacement awards) exchanged for awards held by Sprint employees.
Additionally, SoftBank invested approximately $5.0 billion of capital contributions in Sprint. The fair value of the investments by SoftBank was determined based on the cash transferred, including $3.1 billion to purchase the Bond and $1.9 billion at the close of the SoftBank Merger.
Purchase Price Allocation
The consideration transferred has been allocated to assets acquired and liabilities assumed based on their estimated fair values as of the SoftBank Merger Date, inclusive of the Clearwire Acquisition described above. The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill resulting from the SoftBank Merger is allocated to the Wireless segment. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a valuation assessment. Management finalized its purchase price allocation during the quarter ended June 30, 2014. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $476 million. Indefinite-lived intangible assets increased by approximately $300 million due to additional analysis performed by management during the quarter ended December 31, 2013 and the quarter ended June 30, 2014 related to the value assigned to certain FCC licenses. The remainder of the decrease is due to insignificant changes in various accounts.
The following table summarizes the purchase price allocation of consideration transferred:

Purchase Price Allocation (in millions):
Current assets	$8,576
Investments	133
Property, plant and equipment	14,558
Identifiable intangibles	50,672
Goodwill	6,343
Other assets	244
Current liabilities	(10,623)
Long-term debt	(29,481)
Deferred tax liabilities	(14,256)
Other liabilities	(3,989)
Net assets acquired, prior to conversion of the Bond	22,177
Conversion of Bond	3,100
Net assets acquired, after conversion of the Bond	$25,277
Accounts Receivable Facility
Transaction Overview
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable (the Receivables) on a revolving basis, subject to a maximum funding limit of $1.3 billion. The actual amount available to draw upon will vary based on eligible receivables as defined in the agreement, therefore, the amount available to withdraw will vary. In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) will transfer selected Receivables to the SPEs. The SPEs will then sell the Receivables to a bank agent on behalf of unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) or their sponsoring banks. Sales of eligible Receivables to the Conduits may occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility, respectively. The Receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature. A subsidiary of Sprint will service the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of obligations of the servicer and

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Originators under the Receivables Facility. As of June 30, 2014, Sprint had not sold any Receivables to the Conduits and the amount available under the Receivables Facility was $1.2 billion.
Receivables sold will be treated as a sale for accounting purposes. The expected accounting impacts include the de-recognition of Receivables sold by the SPEs to the Conduits, recognition of cash received in exchange for the sale and recognition at fair value of a receivable due to Sprint from the Conduits for the difference between the Receivables sold and the cash received, less estimated fees and other items.
Each SPE’s sole business consists of the purchase or acceptance through capital contributions of the Receivables from the Originators and the subsequent retransfer of, or granting of a security interest in, such Receivables to the bank agent under the Receivables Facility. In addition, each SPE is a separate legal entity with its own separate creditors who will be entitled, upon its liquidation, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Originators or Sprint, and the assets of the SPE are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE).
Variable Interest Entity
Sprint determined the Conduits are considered variable interest entities (VIEs) because they lack sufficient equity to finance their activities. Sprint's interests in the Receivables purchased by the Conduits, which are comprised of the net receivables due to Sprint, are not considered variable interests because they are in assets which represent less than 50% of the total activity of the Conduits.

Note 4.	Installment Receivables
Certain subscribers have the option to purchase their devices in installments over a 24-month period. The carrying value of installment receivables approximates fair value because the receivables are recorded at their present value, net of the deferred interest and allowance for credit losses. At the time of sale, we impute the interest on the installment receivable and record it as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as operating revenue. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.
The following table summarizes the installment receivables:

	Successor
	June 30, 2014	March 31, 2014
	(in millions)
Installment receivables, gross	$1,199	$740
Deferred interest	(114)	(77)
Installment receivables, net of deferred interest	1,085	663
Allowance for credit losses	(104)	(47)
Installment receivables, net	$981	$616

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$610	$299
Other assets	371	317
Installment receivables, net	$981	$616
We categorize our installment receivables as prime and subprime based upon subscriber credit profiles and as unbilled, billed-current and billed-past due based upon the age of the receivable. We use proprietary scoring systems that measure the credit quality of our receivables using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate credit profiles. Prime subscriber receivables are those with lower delinquency risk and subprime subscriber receivables are those with higher delinquency risk. Subscribers within the subprime category may be required to pay a down payment on their equipment purchases. In addition, certain subscribers within the subprime category are required to pay an advance deposit. Installment receivables for which invoices have not yet been generated for the customer are considered unbilled. Installment receivables for which invoices have been generated but which are not past the contractual due date are considered billed - current.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Installment receivables for which invoices have been generated and the payment is approximately ten days past the contractual due date are considered billed - past due. Account balances are written-off if collection efforts were unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	Successor
	June 30, 2014			March 31, 2014
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)
Unbilled	$730	$390	$1,120	$466	$242	$708
Billed - current	30	21	51	16	9	25
Billed - past due	11	17	28	5	2	7
Installment receivables, gross	$771	$428	$1,199	$487	$253	$740
Activity in the deferred interest and allowance for credit losses for the installment receivables for the three-month period ended June 30, 2014 was as follows:

	Successor
	Three Months Ended June 30,	Three Months Ended March 31,
	2014	2014
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$124	$13
Bad debt expense	72	44
Write-offs, net of recoveries	(15)	—
Change in deferred interest on short-term and long-term installment receivables	37	67
Deferred interest and allowance for credit losses, end of period	$218	$124

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Short-term investments (consisting primarily of time deposits, commercial paper, and U.S. Treasury securities), totaling approximately $1.3 billion and $1.2 billion as of the Successor periods ended June 30, 2014 and March 31, 2014, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value using quoted prices in active markets. The fair value of marketable equity securities totaling $47 million and $50 million as of the Successor periods ended June 30, 2014 and March 31, 2014, are measured on a recurring basis using quoted prices in active markets. The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Successor
	Carrying amount at June 30, 2014	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,020	27,760	5,201	1,262	$34,223

	Successor
	Carrying amount at March 31, 2014	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,277	$27,516	$5,421	$1,262	$34,199

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. As a result of our network modernization and shut-down of the Nextel platform, estimated useful lives of related equipment were shortened, causing incremental depreciation charges during this period of implementation. The incremental effect of accelerated depreciation expense totaled approximately $430 million for the Predecessor three month-period ended June 30, 2013, of which the majority related to shortened useful lives of Nextel platform assets. Property plant and equipment for the Successor three-month period ended June 30, 2014 and Predecessor three-month period ended June 30, 2013 included non-cash additions of approximately $180 million and $340 million, respectively, along with corresponding increases in "Accounts payable and accrued expenses" and "Other current liabilities".
The following table presents the components of property, plant and equipment, and the related accumulated depreciation:

	Successor
	June 30, 2014	March 31, 2014
	(in millions)
Land	$265	$265
Network equipment, site costs and related software	15,915	14,902
Buildings and improvements	748	745
Non-network internal use software, office equipment and other	945	866
Construction in progress	2,180	1,970
Less: accumulated depreciation	(3,201)	(2,449)
Property, plant and equipment, net	$16,852	$16,299

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At June 30, 2014, we held 1.9 GHz, 800 MHz, 900 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations (see Note 3. Significant Transactions).
During the quarter ended June 30, 2014, the Company entered into definitive agreements with various counterparties to sell certain FCC licenses held by its Wireless Segment. The agreements are pending regulatory approval by the FCC. As of June 30, 2014, the carrying value of the FCC licenses reclassed from FCC licenses into held for sale was approximately $300 million and is included within “Prepaid expenses and other current assets” on the consolidated balance sheets. These sales are not expected to have a material impact on the Company's consolidated results of operations.

	Successor
	March 31, 2014	Net Reductions		June 30, 2014
	(in millions)
FCC licenses	$36,043	$(214)		$35,829
Trademarks	5,935	—		5,935
Goodwill	6,383	(40)	(1)	6,343
	$48,361	$(254)		$48,107
 _________________

(1)
Net reduction to goodwill for the Successor three-month period ended June 30, 2014 of approximately $40 million was the result of purchase price allocation adjustments, which consisted of a $44 million reduction associated with the SoftBank Merger and a $4 million addition associated with the Clearwire Acquisition.

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

		Successor
		June 30, 2014			March 31, 2014
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(1,687)	$5,236	$6,923	$(1,289)	$5,634
Other intangible assets:
Favorable spectrum leases	23 years	884	(40)	844	884	(30)	854
Favorable tower leases	3 to 7 years	589	(107)	482	589	(80)	509
Trademarks	34 years	520	(16)	504	520	(12)	508
Other	4 to 10 years	63	(10)	53	60	(7)	53
Total other intangible assets		2,056	(173)	1,883	2,053	(129)	1,924
Total definite-lived intangible assets		$8,979	$(1,860)	$7,119	$8,976	$(1,418)	$7,558

Note 8.	Accounts Payable
Accounts payable at June 30, 2014 and March 31, 2014 include liabilities in the amounts of $83 million and $91 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

							Successor
	Interest Rates			Maturities			June 30, 2014	March 31, 2014
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2024	$9,000	$9,000
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
iPCS, Inc.	3.49%			2014			—	181
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Bank credit facility	2.75%			2018			—	—
Export Development Canada	3.58%			2015			500	500
Secured equipment credit facility	2.03%			2017			762	762
Financing obligation	6.09%			2021			314	327
Capital lease obligations and other	2.35	-	10.52%	2015	-	2023	171	187
Net premiums							1,334	1,408
							32,494	32,778
Less current portion							(807)	(991)
Long-term debt, financing and capital lease obligations							$31,687	$31,787
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of June 30, 2014, Sprint Corporation, the parent corporation, had $9.0 billion in principal amount of senior notes outstanding. In addition, as of June 30, 2014, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., and exchangeable notes issued by Clearwire Communications LLC, totaling $20.1 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indentures and financing arrangements governing certain of our subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. Except in the case of secured notes issued by Clearwire Communications LLC, the transfer of cash from subsidiaries to the parent corporation generally is not restricted.
Cash interest payments, net of amounts capitalized of $12 million, totaled $615 million during the Successor three-month period ended June 30, 2014. There were no cash interest payments made during the Successor three-month period ended June 30, 2013. Cash interest payments, net of amounts capitalized of $13 million, totaled $503 million during the Predecessor three-month period ended June 30, 2013.
Notes
As of June 30, 2014, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes of Clearwire Communications LLC, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC. Cash interest on all of the notes is generally payable semi-annually in arrears. As of June 30, 2014, approximately $28.6 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, approximately $20.1 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of June 30, 2014, approximately $300 million aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Debt Retirements
On May 1, 2014, the Company retired the remaining $181 million in principal amount upon maturity of its outstanding iPCS, Inc. Second Lien Secured Floating Rate Notes due 2014 plus accrued and unpaid interest.
Credit Facilities
Bank credit facility
On February 10, 2014, the Company amended its unsecured revolving bank credit facility to provide additional lender commitments to bring the total capacity from $3.0 billion to $3.3 billion. The unsecured revolving bank credit facility expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of June 30, 2014, approximately $922 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings under this facility, the Company had approximately $2.4 billion of borrowing capacity available as of June 30, 2014. The unsecured loan agreement with Export Development Canada (EDC Agreement) and secured equipment credit facility provide for terms similar to those of the revolving bank credit facility, except that under the terms of the EDC Agreement and the secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of June 30, 2014, the EDC Agreement was fully drawn.
Secured equipment credit facility
As of June 30, 2014, both tranches of the secured equipment credit facility totaling $1.0 billion were fully drawn. There were no principal repayments made during the Successor three-month period ended June 30, 2014 as payments are made semi-annually. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6%. The facility is secured by a lien on the equipment purchased from Ericsson, Inc. and is fully and unconditionally guaranteed by Sprint Communications, Inc.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and other bank agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Note 10.	Severance, Exit Costs and Asset Impairments
Severance and Exit Costs Activity
For the Successor three-month period ended June 30, 2014, we recognized lease exit costs primarily associated with call center and retail store closures. For the Predecessor three-month period ended June 30, 2013, we recognized lease exit costs associated with the decommissioning of the Nextel platform and access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. For the Successor three-month period ended June 30, 2014 and Predecessor three-month period ended June 30, 2013, we also recognized severance costs associated with reductions in our work force.
As a result of our network modernization and the completion of the significant transactions (see Note 3. Significant Transactions), we expect to incur additional exit costs in the future related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our Significant Transactions, such as further evaluation of the future use of Clearwire cell sites, among other initiatives. These additional exit costs are expected to range between approximately $150 million to $250 million, of which the majority are expected to be incurred by March 31, 2016.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	Successor
	March 31, 2014	Net Expense		Cash Payments and Other	June 30, 2014
	(in millions)
Lease exit costs	$650	$3	(1)	$(135)	$518
Severance costs	197	6	(2)	(86)	117
Access exit costs	124	18	(3)	(39)	103
	$971	$27		$(260)	$738
 _________________

(1)	For the Successor three-month period ended June 30, 2014, we recognized costs of $3 million (solely attributable to Wireless).

(2)	For the Successor three-month period ended June 30, 2014, we recognized costs of $6 million ($5 million Wireless, $1 million Wireline).

(3)	For the Successor three-month period ended June 30, 2014, we recognized costs of $18 million ($15 million Wireless, $3 million Wireline).

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Successor		Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2013
	(in millions)
Income tax (expense) benefit at the federal statutory rate	$(3)	$61	$539
Effect of:
State income taxes, net of federal income tax effect	(7)	7	47
Change in valuation allowance	27	—	(621)
Acquisition-related costs	—	(7)	(8)
Other, net	(2)	—	(12)
Income tax benefit (expense)	$15	$61	$(55)
Effective income tax rate	(187.5)%	35.0%	(3.6)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recorded a decrease in its valuation allowance resulting in the recognition of an income tax benefit of $27 million during the Successor three-month period ended June 30, 2014. This net decrease in the valuation allowance resulted from a decrease of $73 million related to the planned disposition of certain FCC licenses, offset by a $46 million increase in the valuation allowance primarily attributable to the net increase in deferred tax assets related to the federal and state net operating loss carryforwards generated during the period. The planned disposition of the FCC licenses results in the ability to schedule the related temporary difference future income during the net operating loss carryforward period when evaluating the ability to realize our deferred tax assets. The Company recognized income tax expense to increase the valuation allowance by $621 million during the Predecessor three-month period ended June 30, 2013 on deferred tax assets primarily related to losses incurred during the period. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax benefit of $15 million for the Successor three-month period ended June 30, 2014 is primarily attributable to the $73 million decrease in valuation allowance attributable to the planned disposition of certain FCC licenses, offset by taxable temporary differences from tax amortization of FCC licenses during the period. Income tax expense of $55 million for the Predecessor three-month period ended June 30, 2013 is primarily attributable to taxable temporary differences from amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period.
As of June 30, 2014 and March 31, 2014, we maintained a liability related to unrecognized tax benefits of $160 million. Cash paid for income taxes, net was $28 million for the Successor three-month period ended June 30, 2014 and insignificant for the Successor and Predecessor three-month periods ended June 30, 2013.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and on March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014, we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals. The petition was denied on May 23, 2014. Sprint Communications believes the complaint is without merit and intends to continue to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications has appealed that order and the intermediate appellate court affirmed the order of the trial court. Our petition for leave to bring an interlocutory appeal to the highest court in New York was granted, and we expect briefing of that appeal to continue into October 2014. We believe the complaint is without merit and intend to continue to defend this matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications, Inc. has received a complaint purporting to assert claims on behalf of Sprint Communications, Inc. stockholders, alleging that members of the board of directors breached their fiduciary duties in agreeing to the SoftBank Merger, and otherwise challenging that transaction. There were initially five cases consolidated in state court in Johnson County, Kansas: UFCW Local 23 and Employers Pension Fund, et al. v. Bennett, et al., filed on October 25, 2012; Iron Workers Mid-South Pension Fund, et al. v. Hesse, et al., filed on October 25, 2012; City of Dearborn Heights Act 345 Police and Fire Retirement System v. Sprint Nextel Corp., et al., filed on October 29, 2012; Testani, et al. v. Sprint Nextel Corp., et al., filed on November 1, 2012; and Patten, et al. v. Sprint Nextel Corp., et al., filed on November 1,2012. Plaintiffs did not challenge the amended SoftBank Merger transaction, but sought an award of attorneys fees for theirchallenge of the original SoftBank Merger transaction. The court denied that motion and the consolidated state cases were dismissed with prejudice. There are two cases filed in federal court in the District of Kansas, entitled Gerbino, et al. v.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sprint Nextel Corp., et al., filed on November 15, 2012, and Steinberg, et al. v. Bennett, et al., filed on May 16, 2013 (and now consolidated with Gerbino); those cases were stayed pending the resolution of the state cases, and those cases were dismissed on May 16, 2014.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, and discovery has begun. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock, and discovery is proceeding in that case. Sprint Communications intends to defend the ACP Master, LTD cases vigorously, and, because they are still in the preliminary stage, we have not yet determined what effect the lawsuit will have, if any, on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Since the inception of the program, we have incurred payments of approximately $3.4 billion directly attributable to our performance under the Report and Order, including approximately $38 million during the Successor three-month period ended June 30, 2014. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred through June 30, 2014 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. During the Successor three-month period ended June 30, 2014, we received a cash payment of approximately $95 million which represented a reimbursement of prior reconfiguration costs incurred by us that also benefited spectrum recently auctioned by the FCC. We do not expect any further reimbursements.

Index for Notes to the Consolidated Financial Statements

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
Guarantee Liabilities
Under one of our wireless service plans, we offer an option to our subscribers to purchase, on a monthly basis, access to unlimited data coupled with an annual trade-in right (the option). At the trade-in date, a subscriber who has elected to purchase a device in an installment billing arrangement will receive a credit in the amount of the outstanding balance of the installment contract provided the subscriber trades-in an eligible used device in good working condition and purchases a new device from Sprint. Additionally, the subscriber must have purchased the option for the 12 consecutive months preceding the trade-in. When a subscriber elects the option, the total estimated arrangement proceeds associated with the subscriber are reduced by the estimated fair value of current customer obligation of the fixed-price trade-in credit (guarantee liability) and the remaining proceeds are allocated amongst the other deliverables in the arrangement. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used device at trade-in, subscribers’ estimated remaining balance of the remaining installment payments, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned device is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers who elected the option were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $406 million at June 30, 2014. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in. The total guarantee liabilities associated with the option, which are recorded in "Accrued expenses and other current liabilities" in the consolidated balance sheets, were immaterial.

Note 13.	Per Share Data
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. For the Successor three-month period ended June 30, 2014, the computation of diluted net income (loss) per common share includes the effect of dilutive securities consisting of approximately 36 million options and restricted stock units, in addition to 22 million shares attributable to the warrant held by SoftBank. Outstanding options to purchase shares totaling 13 million were not included in the computation of diluted net income (loss) per common shares because to do so would have been antidilutive. The warrant was issued to SoftBank at the close of the SoftBank Merger and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018. For the Predecessor three-month period ended June 30, 2013, outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 63 million, in addition to all 590 million shares issuable under the convertible bond issued by Sprint Communications to Starburst II in 2012.

Index for Notes to the Consolidated Financial Statements

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

•
Wireline primarily includes revenue from domestic and international wireline voice and data communication services provided to other communications companies and targeted business and consumer subscribers, in addition to our Wireless segment.

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
Segment financial information is as follows:

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2013
Net operating revenues	$8,178	$695	$4	$8,877
Inter-segment revenues(1)	—	215	(215)	—
Total segment operating expenses	(6,884)	(781)	212	(7,453)
Segment earnings	$1,294	$129	$1	1,424
Less:
Depreciation				(1,563)
Amortization				(69)
Other, net(2)				(666)
Operating loss				(874)
Interest expense				(428)
Equity in losses of unconsolidated investments			$(257)	(257)
Other income, net				17
Loss before income taxes				$(1,542)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended June 30, 2013	$1,403	$100	$68	$1,571

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2014
Net operating revenues	$8,193	$593	$3	$8,789
Inter-segment revenues(1)	—	153	(153)	—
Total segment operating expenses	(6,400)	(711)	149	(6,962)
Segment earnings	$1,793	$35	$(1)	1,827
Less:
Depreciation				(868)
Amortization				(413)
Other, net(2)				(27)
Operating income				519
Interest expense				(512)
Other income, net				1
Income before income taxes				$8

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2013
Net operating revenues	$—	$—	$—	$—
Inter-segment revenues(1)	—	—	—	—
Total segment operating expenses	—	—	(22)	(22)
Segment earnings	$—	$—	$(22)	(22)
Other expense, net				(153)
Loss before income taxes				$(175)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended June 30, 2014	$1,120	$59	$67	$1,246
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Other, net for the Successor three-month period ended June 30, 2014 consists of $27 million of severance and exit costs. Other, net for the Predecessor three-month period ended June 30, 2013 consists of $632 million of severance and exit costs and $34 million of business combination fees paid to unrelated parties necessary for the transactions with SoftBank and Clearwire (included in our corporate segment and classified in our consolidated statements of comprehensive income (loss) as selling, general and administrative expenses).

Predecessor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2013
Wireless services	$7,227	$—	$—	$7,227
Wireless equipment	820	—	—	820
Voice	—	377	(122)	255
Data	—	87	(44)	43
Internet	—	432	(48)	384
Other	131	14	3	148
Total net operating revenues	$8,178	$910	$(211)	$8,877

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2014
Wireless services	$6,908	$—	$—	$6,908
Wireless equipment	1,106	—	—	1,106
Voice	—	327	(91)	236
Data	—	56	(24)	32
Internet	—	345	(38)	307
Other	179	18	3	200
Total net operating revenues	$8,193	$746	$(150)	$8,789

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Note 15.	Related-Party Transactions
Clearwire Related-Party Transactions
Sprint's relationship with Clearwire, which is now a wholly-owned subsidiary, includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire subscribers utilize the third generation (3G) Sprint network which provides dual-mode service to subscribers in those areas where access to Clearwire's 4G network is not available.
Immediately prior to the Clearwire Acquisition, Sprint Communications held approximately 50.1% of non-controlling voting interest and a 6.0% non-controlling economic interest in Clearwire Corporation as well as a 44.1% non-controlling economic interest in Clearwire Communications LLC for which the carrying value totaled $325 million. Prior to the close of the Clearwire Acquisition, we applied equity method accounting to the investment in Clearwire.
Equity in losses from Clearwire were $257 million for the Predecessor three-month period ended June 30, 2013. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor period ended June 30, 2013, includes a $65 million derivative loss associated with the change in fair value of the embedded derivative. Subsequent to the Clearwire Acquisition, Clearwire is consolidated as a wholly-owned subsidiary of Sprint. Cost of services and products included in our consolidated statements of comprehensive income (loss) related to our agreement to purchase 4G services from Clearwire totaled $95 million for the Predecessor three-month period ended June 30, 2013.
Summarized financial information for Clearwire for the three months ended June 30, 2013, which preceded the Clearwire Acquisition, is as follows:

Three Months Ended June 30,
2013
(in millions)
Revenues	$317
Operating expenses	(601)
Operating loss	$(284)
Net loss from continuing operations before non-controlling interests	$(416)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint and SoftBank have entered into various other arrangements with SoftBank or its controlled affiliates (SoftBank Parties or each a SoftBank Party) or with third parties to which SoftBank Parties are also parties (affiliated third parties), including for international wireless roaming, wireless and wireline call termination, real estate, device and accessory purchasing, and other services. Specifically, we have arrangements with an affiliate controlled by SoftBank to procure devices and accessories on our behalf with certain third-party vendors under existing purchase arrangements Sprint has with those vendors as well as new vendor purchase arrangements entered into by the affiliate. These services, which are provided by the SoftBank Party, include placing orders, processing invoices, receiving payments from us, making payments to our suppliers on our behalf and reselling devices to us. To compensate the SoftBank Party, under the device arrangement we pay a portion of certain costs that the SoftBank Party incurs plus a profit percentage. Under the accessory arrangement, we pay a percentage mark-up on the cost of accessory purchases. Cost of services and products included in our consolidated statements of comprehensive income (loss) for device and accessory purchases associated with these arrangements totaled approximately $1.4 billion for the Successor three-month period ended June 30, 2014 and device and accessory inventory included in our consolidated balance sheets associated with these purchases was approximately $755 million and $266 million as of June 30, 2014 and March 31, 2014, respectively. As of June 30, 2014 and March 31, 2014, accounts payable to the SoftBank Party of approximately $589 million and $205 million, respectively, are included in our consolidated balance sheets. All other transactions under agreements with SoftBank Parties or affiliated third-parties, in the aggregate, were immaterial through the Successor period ended June 30, 2014.

Note 16.	Guarantor Financial Information
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement transaction with registration rights. On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement transaction with registration rights. Each of these issuances is fully and unconditionally guaranteed by Sprint Communications, Inc. (Subsidiary Guarantor), which is a 100 percent owned subsidiary of Sprint Corporation (Parent/Issuer). In connection with the foregoing, the registration rights agreements with respect to the notes each require the Company and Sprint Communications, Inc. to use their reasonable best efforts to cause an offer to exchange the notes for a new issue of substantially identical exchange notes registered under the Securities Act of 1933 to be completed within 540 days after the closing date of the respective offerings.
Under the Subsidiary Guarantor's revolving bank credit facility and other bank agreements, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any Non-Guarantor Subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
In May 2014, certain wholly-owned subsidiaries of Sprint entered into a Receivables Facility arrangement to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. In connection with this arrangement, Sprint formed the wholly-owned subsidiaries, which are bankruptcy remote SPEs and are included in the Non-Guarantor Subsidiaries condensed consolidated financial information (see Note 3. Significant Transactions).
The guarantor financial information distinguishes between the Predecessor period relating to Sprint Communications for periods prior to the SoftBank Merger and the Successor period relating to Sprint Corporation (formerly Starburst II), for periods subsequent to the incorporation of Starburst II on October 5, 2012. The periods presented below do not include condensed consolidating financial statements for the Successor period for the three months ended June 30, 2013 because the financial information is already disclosed on the face of the consolidated financial statements. Additionally, because the Parent/Issuer column represents the activities of Sprint Corporation (formerly Starburst II), no Parent/Issuer financial information exists for the Predecessor periods which are prior to the SoftBank Merger. We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information as of the Successor periods ended June 30, 2014 and March 31, 2014, and for the Successor three-month period ended June 30, 2014 and Predecessor three-month period ended June 30, 2013.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

Successor
	As of June 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,545	$626	$—	$4,171
Short-term investments	—	1,322	—	—	1,322
Accounts and notes receivable, net	152	48	3,751	(200)	3,751
Device and accessory inventory	—	—	1,116	—	1,116
Deferred tax assets	—	—	78	—	78
Prepaid expenses and other current assets	—	19	917	—	936
Total current assets	152	4,934	6,488	(200)	11,374
Investments	—	1,112	50	(1,019)	143
Investments in subsidiaries	25,368	25,956	—	(51,324)	—
Property, plant and equipment, net	—	—	16,852	—	16,852
Due from consolidated affiliate	—	18,299	—	(18,299)	—
Note receivable from consolidated affiliate	9,000	—	—	(9,000)	—
Intangible assets
Goodwill	—	—	6,343	—	6,343
FCC licenses and other	—	—	41,764	—	41,764
Definite-lived intangible assets, net	—	—	7,119	—	7,119
Other assets	130	130	694	(130)	824
Total assets	$34,650	$50,431	$79,310	$(79,972)	$84,419
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,492	$—	$3,492
Accrued expenses and other current liabilities	156	498	4,683	(200)	5,137
Current portion of long-term debt, financing and capital lease obligations	—	—	807	—	807
Total current liabilities	156	498	8,982	(200)	9,436
Long-term debt, financing and capital lease obligations	9,000	14,966	8,740	(1,019)	31,687
Deferred tax liabilities	—	—	14,268	—	14,268
Note payable due to consolidated affiliate	—	9,000	—	(9,000)	—
Other liabilities	—	599	3,065	—	3,664
Due to consolidated affiliate	130	—	18,299	(18,429)	—
Total liabilities	9,286	25,063	53,354	(28,648)	59,055
Commitments and contingencies
Total stockholders' equity	25,364	25,368	25,956	(51,324)	25,364
Total liabilities and stockholders' equity	$34,650	$50,431	$79,310	$(79,972)	$84,419

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

Successor
	As of March 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,125	$845	$—	$4,970
Short-term investments	—	1,220	—	—	1,220
Accounts and notes receivable, net	74	27	3,607	(101)	3,607
Device and accessory inventory	—	—	982	—	982
Deferred tax assets	—	—	128	—	128
Prepaid expenses and other current assets	—	14	658	—	672
Total current assets	74	5,386	6,220	(101)	11,579
Investments	—	1,104	61	(1,019)	146
Investments in subsidiaries	25,316	25,588	—	(50,904)	—
Property, plant and equipment, net	—	—	16,299	—	16,299
Due from consolidated affiliate	—	18,234	—	(18,234)	—
Note receivable from consolidated affiliate	9,000	—	—	(9,000)	—
Intangible assets
Goodwill	—	—	6,383	—	6,383
FCC licenses and other	—	—	41,978	—	41,978
Definite-lived intangible assets, net	—	—	7,558	—	7,558
Other assets	133	133	613	(133)	746
Total assets	$34,523	$50,445	$79,112	$(79,391)	$84,689
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,163	$—	$3,163
Accrued expenses and other current liabilities	78	493	5,074	(101)	5,544
Current portion of long-term debt, financing and capital lease obligations	—	—	991	—	991
Total current liabilities	78	493	9,228	(101)	9,698
Long-term debt, financing and capital lease obligations	9,000	15,027	8,779	(1,019)	31,787
Deferred tax liabilities	—	—	14,207	—	14,207
Note payable due to consolidated affiliate	—	9,000	—	(9,000)	—
Other liabilities	—	609	3,076	—	3,685
Due to consolidated affiliate	133	—	18,234	(18,367)	—
Total liabilities	9,211	25,129	53,524	(28,487)	59,377
Commitments and contingencies
Total stockholders' equity	25,312	25,316	25,588	(50,904)	25,312
Total liabilities and stockholders' equity	$34,523	$50,445	$79,112	$(79,391)	$84,689

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Three Months Ended June 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,789	$—	$8,789
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	4,678	—	4,678
Selling, general and administrative	—	—	2,284	—	2,284
Severance, exit costs and asset impairments	—	—	27	—	27
Depreciation	—	—	868	—	868
Amortization	—	—	413	—	413
	—	—	8,270	—	8,270
Operating income	—	—	519	—	519
Other income (expense):
Interest income	169	23	—	(189)	3
Interest expense	(169)	(368)	(164)	189	(512)
Earnings (losses) of subsidiaries	23	368	—	(391)	—
Other expense, net	—	—	(2)	—	(2)
	23	23	(166)	(391)	(511)
Income (loss) before income taxes	23	23	353	(391)	8
Income tax benefit	—	—	15	—	15
Net income (loss)	23	23	368	(391)	23
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	$23	$23	$368	$(391)	$23

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Predecessor
	For the Three Months Ended June 30, 2013
	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$8,877	$—	$8,877
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	5,045	—	5,045
Selling, general and administrative	—	2,442	—	2,442
Severance, exit costs and asset impairments	—	632	—	632
Depreciation	—	1,563	—	1,563
Amortization	—	69	—	69
	—	9,751	—	9,751
Operating loss	—	(874)	—	(874)
Other (expense) income:
Interest income	29	8	(20)	17
Interest expense	(291)	(157)	20	(428)
Equity in losses of unconsolidated investments, net	—	(257)	—	(257)
(Losses) earnings of subsidiaries	(1,335)	—	1,335	—
Other expense, net	—	—	—	—
	(1,597)	(406)	1,335	(668)
(Loss) income before income taxes	(1,597)	(1,280)	1,335	(1,542)
Income tax expense	—	(55)	—	(55)
Net (loss) income	(1,597)	(1,335)	1,335	(1,597)
Other comprehensive income (loss)	51	15	(15)	51
Comprehensive (loss) income	$(1,546)	$(1,320)	$1,320	$(1,546)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	For the Three Months Ended June 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(429)	$1,108	$—	$679
Cash flows from investing activities:
Capital expenditures	—	—	(1,246)	—	(1,246)
Expenditures relating to FCC licenses	—	—	(41)	—	(41)
Reimbursements relating to FCC licenses	—	—	95	—	95
Proceeds from sales and maturities of short-term investments	—	900	—	—	900
Purchases of short-term investments	—	(1,002)	—	—	(1,002)
Change in amounts due from/due to consolidated affiliates	—	(58)	—	58	—
Other, net	—	—	17	—	17
Net cash (used in) provided by investing activities	—	(160)	(1,175)	58	(1,277)
Cash flows from financing activities:
Repayments of debt, financing and capital lease obligations	—	—	(210)	—	(210)
Proceeds from issuance of common stock, net	—	9	—	—	9
Change in amounts due from/due to consolidated affiliates	—	—	58	(58)	—
Net cash provided by (used in) financing activities	—	9	(152)	(58)	(201)
Net decrease in cash and cash equivalents	—	(580)	(219)	—	(799)
Cash and cash equivalents, beginning of period	—	4,125	845	—	4,970
Cash and cash equivalents, end of period	$—	$3,545	$626	$—	$4,171

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Predecessor
	For the Three Months Ended June 30, 2013
	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(356)	$1,591	$—	$1,235
Cash flows from investing activities:
Capital expenditures	—	(1,571)	—	(1,571)
Expenditures relating to FCC licenses	—	(68)	—	(68)
Acquisitions, net of cash acquired	(509)	—	—	(509)
Investment in Clearwire (including debt securities)	—	(160)	—	(160)
Proceeds from sales and maturities of short-term investments	949	—	—	949
Purchases of short-term investments	(295)	—	—	(295)
Change in amounts due from/due to consolidated affiliates	(307)	—	307	—
Net cash (used in) provided by investing activities	(162)	(1,799)	307	(1,654)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	—	(303)	—	(303)
Debt financing costs	(1)	—	—	(1)
Proceeds from issuance of common stock, net	44	—	—	44
Change in amounts due from/due to consolidated affiliates	—	307	(307)	—
Net cash provided by (used in) financing activities	43	4	(307)	(260)
Net decrease in cash and cash equivalents	(475)	(204)	—	(679)
Cash and cash equivalents, beginning of period	5,124	1,151	—	6,275
Cash and cash equivalents, end of period	$4,649	$947	$—	$5,596

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Corporation, including its consolidated subsidiaries, is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries. The communications industry has and will continue to compete on the basis of the network quality, types of services and devices offered, and price. We are currently undergoing a significant multi-year program to upgrade our existing wireless communication network, including the decommissioning of our Nextel platform, which was successfully shut-down on June 30, 2013 (see Network Modernization disclosure below). To support our business strategy and expected capital requirements, we amended our unsecured revolving bank credit facility in February 2014 to provide additional lender commitments to increase the total capacity to $3.3 billion from the original $3.0 billion. We also raised debt financing of approximately $9.0 billion in 2013. Additionally, we raised equity funding of approximately $5.0 billion in 2013, including the conversion of the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II, Inc. (Starburst II), a wholly-owned subsidiary of SoftBank, in 2012 and an additional $1.9 billion equity contribution provided by SoftBank in connection with the SoftBank Merger defined below (see Significant Transactions disclosure below). In 2012, we raised debt financing of approximately $8.9 billion in addition to entering into a $1.0 billion secured equipment credit facility (see "Liquidity and Capital Resources").
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
Wireless
We continue to support the open development of applications, content, and devices on the Sprint platform through products and services such as Sprint ID™, which provides an easy way for users to discover content from leading brands and special interests as well as manage those experiences on certain Android devices, and Sprint Zone, which allows subscribers to not only manage their account and self-service functions via their device but facilitates discovery of new content and personalization through recommendations for applications and entertainment content. We also support Sprint Guardian™, a collection of mobile safety and device security bundles that provide families relevant tools to help stay safe and secure, and Pinsight Media+™, which gives advertisers the power to reach consumers on their mobile device by providing more relevant advertising based on information consumers choose to share about their location and mobile Web browsing history. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices such as the Chrysler Group's UConnect® Access in-vehicle communications system powered through our Sprint Velocity™ end-to-end telematics solution, which enables hands free phone calls and the ability to access music, navigation, and other applications and services through cell connections built into the vehicle. Other connected devices include original equipment manufacturer (OEM) devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.

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
Our existing Unlimited, My WaySM and My All-inSM plans with the Unlimited GuaranteeSM continue to provide simplicity to subscribers. With our Unlimited Guarantee, subscribers are guaranteed unlimited talk (to any wireline or mobile phone), text and data while on the Sprint network for the life of the line of service. The Unlimited My Way plan features unlimited talk, text and data and up to 10 lines can be added all on the same account. The Unlimited My All-in plan features unlimited talk, text and data as well as 5GB of mobile hotspot usage. In addition, in June 2014 we launched the Sprint satisfaction guarantee, allowing customers opening a new line of service the chance to try Sprint for 30 days. If the customer is not completely satisfied, we will refund the cost of their device and waive service and activation charges (excluding non-recurring charges such as overages and premium services not included in price plans). We also offer price plans tailored to business subscribers such as Business AdvantageSM, which provides flexibility to mix and match plans that include voice, voice and messaging, or voice, messaging and data to meet individual business needs and also allows the Any Mobile Anytime feature with certain plans. In addition, in July 2014 we launched Sprint Business Fusion Plans which start as low as $15 per month with a qualifying smartphone purchase and include unlimited talk and text and Sprint Direct Connect and allows subscribers to choose unlimited data or pool data among users for an additional fee. Subscribers also have the choice to add devices to the pool of data, including tablets, mobile broadband cards, mobile hotspots, routers and machine-to-machine devices.
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
Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment.

Business Strategies and Key Priorities
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
Significant Transactions
On July 9, 2013, Sprint Nextel Corporation (Sprint Nextel) completed the acquisition of the remaining equity interests in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together "Clearwire") that it did not previously own (Clearwire Acquisition) in an all cash transaction for approximately $3.5 billion, net of cash acquired of $198 million, which provides us with control of 2.5 gigahertz (GHz) spectrum and tower resources for use in conjunction with our network modernization plan. The consideration paid was allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration paid was based on management's judgment after evaluating several factors, including a valuation assessment.
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. Pursuant to the Bond Agreement, Sprint Communications, Inc. issued a convertible bond (Bond) to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger.
As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint Corporation. The SoftBank Merger consideration totaled approximately $22.2 billion, consisting primarily of cash consideration of $14.1 billion, net of cash acquired of $2.5 billion, and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. The allocation of consideration paid was based on management's judgment after evaluating several factors, including a valuation assessment. The close of the transaction provided additional equity funding of $5.0 billion, consisting of $3.1 billion received by Sprint Communications, Inc. in October 2012 related to the Bond, which automatically converted to equity immediately prior to the closing of the SoftBank Merger, and $1.9 billion cash consideration at closing of the SoftBank Merger.
In connection with the close of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. In addition, in order to align with SoftBank’s reporting schedule, the Board of Directors approved a change in fiscal year end to March 31, effective March 31, 2014. References herein to fiscal year 2014 refer to the twelve-month period ending March 31, 2015.
Network Modernization
We are in the process of modernizing our network to allow the consolidation and optimization of our 1.9 GHz, 800 megahertz (MHz) and 2.5 GHz spectrum into our base stations. The Network Vision project, which commenced in late 2011, includes the deployment of enhanced 3G and 4G LTE technology using our 1.9 GHz spectrum and the deployment of voice technology on our 800 MHz spectrum on the majority of our 38,000 cell sites. We have substantially completed the deployment of enhanced 3G technology using 1.9 GHz spectrum. In addition, we have enabled High Definition Voice services nationwide with this technology. The deployment of enhanced 3G voice services utilizing our 800 MHz spectrum, which is subject to the timing and completion of work to reconfigure the spectrum (the "Report and Order"), and 4G LTE using our 1.9 GHz spectrum is expected to be substantially complete by the calendar year ended 2014.
Some of our subscribers have experienced network service disruptions, particularly voice service, during the construction phase of Network Vision, which, among other factors, we believe has contributed to the elevated postpaid churn rates in recent quarters (refer to the churn results table within "Results of Operations"). Based on our experience in several markets that have reached near completion of Network Vision construction, we have observed that network-related churn elevates during the construction phase and then gradually improves to pre-construction levels over a period of several months following the achievement of substantial completion in the market. Based on the observed performance trends as enhanced 3G has been deployed, we expect improvement in network-related churn to partially offset seasonal increases in postpaid churn in the latter part of calendar year 2014.
The Network Vision project and the related shut-down of the Nextel platform have resulted in incremental charges, beginning in 2012, including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms due to changes in our estimates of the remaining useful lives of long-lived assets, changes in the expected timing and amount of asset retirement obligations, and lease exit and other contract termination costs. The Nextel platform was successfully shut-down on June 30, 2013, and the remaining infrastructure is expected to be completely decommissioned by the end of calendar year 2016.
In October 2013, we announced Sprint SparkSM , which is an enhanced LTE network capability that analyzes our three spectrum bands of LTE and connects a device to the most optimal band available in the area. We expect the deployment period for this technology to be determined over time based on many factors including the availability of equipment, devices and applications. As part of Sprint Spark, we plan to continue to expand 4G LTE technology on our 800 MHz and 2.5 GHz spectrum, which we expect will further enhance the quality of our network. We expect the majority of the efforts to roll out 4G LTE on our 800 MHz spectrum band to be completed by the end of calendar year 2015, subject to the timing and completion of work to reconfigure the 800 MHz band (the "Report and Order"). We expect the majority of the efforts to roll out 4G LTE on our 2.5 GHz spectrum band to be completed over the next three years.
We are also modifying our existing backhaul architecture to enable increased capacity to our network at a lower cost by utilizing Ethernet as opposed to our existing time division multiplexing (TDM) technology. We are incurring termination costs associated with our TDM contractual commitments with third-party vendors on an on-going basis, and expect future termination costs will range between approximately $100 million to $150 million, the majority of which we expect will be recorded by March 31, 2016.
As of the date of the Clearwire Acquisition, Clearwire had deployed WiMAX technology on approximately 17,000 cell towers and was in the process of deploying 4G LTE technology using the 2.5 GHz spectrum on certain sites. We have evaluated our consolidated cell tower portfolio, including the 17,000 cell towers obtained in the Clearwire Acquisition, and identified approximately 6,500 redundant sites that we expect to no longer utilize. We expect lease exit costs recorded in future periods associated with these redundant sites to range between approximately $50 million to $100 million on a net present value basis. The timing of lease exit charges will be dependent upon the date we cease utilizing these sites without future economic benefit. We have continued to deploy 4G LTE technology using the 2.5 GHz spectrum on approximately

10,000 of the remaining Clearwire sites, of which 5,500 have now been completed. We plan to cease using WiMAX technology by the end of calendar year 2015.
Ultimately, we expect Network Vision, along with our ongoing network modernization efforts, to bring financial benefit to the Company through reduced network maintenance and operating costs, capital efficiencies, reduced energy costs, lower roaming expenses, backhaul savings, and reduction in total cell sites, as well as improvements to the quality of service to subscribers. Our expectation of financial savings is affected by multiple variables, including our expectation of the timeliness of modernization across our existing network footprint, which is managed by Sprint but is partly dependent upon our primary OEMs.
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
Under the Sprint Easy Pay installment billing program, we expect to recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to our traditional subsidized plans, this results in better alignment of the equipment revenue with the cost of the device, which is expected to reduce the amount of subsidy recognized in our operating results. Additionally, Sprint is offering lower monthly service fees without a traditional contract as an incentive to attract subscribers to the Framily plan. These lower rates for service are available whether the subscriber brings their own handset, pays the full retail price of the handset or purchases the handset under our Sprint Easy Pay program. We expect Sprint platform postpaid ARPU to continue to decline as a result of the Framily plan; however, as a result of Sprint Easy Pay, we also expect reduced equipment net subsidy expense to more than offset these declines. Therefore, the combination of these two items is expected to have a net positive contribution to earnings. Since the inception of the plans, the Framily plan combined with the Sprint Easy Pay program have been accretive to earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that Sprint Easy Pay will require a greater use of operating cash flows in the earlier part of the installment contract, if the subscriber pays less upfront than traditional plans, because the subscriber is financing the device over 24 months.

RESULTS OF OPERATIONS
As discussed above, both the Clearwire Acquisition and the SoftBank Merger were completed in July 2013. As a result of these transactions, the assets and liabilities of Sprint Communications and Clearwire were adjusted to estimated fair value on the respective closing dates. The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation as of and for the three-month period ended June 30, 2014 and as of March 31, 2014, which includes the activity and accounts of Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively following completion of the SoftBank Merger (Post-merger period), beginning on July 11, 2013. The accounts and operating activity for the Successor three-month period ended June 30, 2013 consisted solely of the activity of Starburst II prior to the close of the SoftBank Merger. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for the three-month period ended June 30, 2013 prior to the SoftBank Merger.
The following discussion covers results for the Successor three-month period ended June 30, 2014 as compared to the Predecessor three-month period ended June 30, 2013. The results for the Successor three-month period ended June 30, 2013 were considered insignificant and are not comparable to the Successor three-month period ended June 30, 2014 or Predecessor three-month period ended June 30, 2013 as the Successor entity was established on October 5, 2012 for the sole purpose of completing the SoftBank Merger. Results for the Successor three-month period ended June 30, 2013 primarily reflected merger expenses that were incurred (recognized in selling, general and administrative expense) and interest income related to the $3.1 billion Bond issued in connection with the SoftBank Merger.

Acquisition Method of Accounting Effects to the Successor Three-Month Period Ending June 30, 2014
The allocation of the consideration transferred to assets acquired and liabilities assumed were based on estimated fair values as of the date of the SoftBank Merger, as described further in the Notes to the Consolidated Financial Statements. As a result, the following estimated impacts of purchase price accounting are included in our results of operations for the Successor three-month period ended June 30, 2014:

•
Reduced postpaid wireless revenue and wireless cost of service of approximately $28 million each for the Successor three-month period ended June 30, 2014, as a result of purchase accounting adjustments to deferred revenue and deferred costs;

•
Increased rent expense of approximately $29 million for the Successor three-month period ended June 30, 2014, which was included in cost of service, primarily attributable to the write-off of deferred rents associated with our operating leases, offset by the amortization of our net unfavorable leases recorded in purchase accounting;

•
Reduced depreciation expense of approximately $65 million for the Successor three-month period ended June 30, 2014 as a result of purchase accounting adjustments reflecting a net decrease to property, plant and equipment;

•
Incremental amortization expense of approximately $344 million for the Successor three-month period ended June 30, 2014, which was primarily attributable to the recognition of customer relationships of approximately $6.9 billion; and

•
Decrease in pension expense of approximately $22 million for the Successor three-month period ended June 30, 2014, which was primarily reflected in selling, general and administrative expense, due to the purchase accounting adjustment to unrecognized net periodic pension and other post-retirement benefits.

Consolidated Results of Operations
The following table provides the Successor three months ended June 30, 2014 and 2013, and the Predecessor three months ended June 30, 2013. The Predecessor information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger.

	Successor		Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2013
	(in millions)
Wireless segment earnings	$1,793	$—	$1,294
Wireline segment earnings	35	—	129
Corporate, other and eliminations	(1)	(22)	1
Consolidated segment earnings (loss)	1,827	(22)	1,424
Depreciation	(868)	—	(1,563)
Amortization	(413)	—	(69)
Other, net	(27)	—	(666)
Operating income (loss)	519	(22)	(874)
Interest expense	(512)	—	(428)
Equity in losses of unconsolidated investments, net	—	—	(257)
Other income (expense), net	1	(153)	17
Income tax benefit (expense)	15	61	(55)
Net income (loss)	$23	$(114)	$(1,597)
Depreciation Expense
Depreciation expense decreased $695 million, or 44%, in the Successor three-month period ended June 30, 2014 compared to the same Predecessor period in 2013 primarily due to the absence of accelerated depreciation associated with equipment related to our Nextel and legacy Sprint platforms, which are now both fully depreciated. This reduction was partially offset by increased depreciation on asset additions primarily associated with our network modernization and assets acquired as a result of the Clearwire Acquisition. The Network Vision deployment resulted in incremental charges during earlier stages of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which continued to have an impact on our results of operations through 2013. The incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $430 million during the Predecessor three-month period ended June 30, 2013, of which the majority related to the Nextel platform, compared to no such accelerated depreciation in the three-month period ended June 30, 2014.
Amortization Expense
Amortization expense increased $344 million, or 499%, in the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013, primarily due to the recognition of definite-lived intangible assets related to customer relationships of approximately $6.9 billion as a result of the SoftBank Merger. Customer relationship intangible assets are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the Successor three months ended June 30, 2014 and Predecessor three months ended June 30, 2013.

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2014	2013
	(in millions)
Severance, exit costs and asset impairments	$(27)	$(632)
Other	—	(34)
Total	$(27)	$(666)
Other, net represented an expense of $27 million in the Successor three-month period ended June 30, 2014 as compared to an expense of $666 million in the same Predecessor period in 2013. Severance, exit costs and asset impairments of $27 million for the three-month period ended June 30, 2014 included $6 million of severance primarily associated with reductions in force and $3 million of lease exit costs primarily associated with call center and retail store closures. In addition, we recognized $18 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Severance, exit costs and asset impairments in the Predecessor three-month period ended June 30, 2013 included $516 million of lease exit costs associated with taking the remaining Nextel platform sites off-air and $116 million related to payments that will continue to be made under our backhaul access contracts which will have no future economic benefit. The amount reflected in "Other" above for the Predecessor three-month period ended June 30, 2013 consists of $34 million of business combination expenses recognized in the quarter ended June 30, 2013 and classified within selling, general and administrative expense in our consolidated statement of comprehensive income (loss).
Interest Expense
Interest expense increased $84 million, or 20%, in the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013, primarily due to interest associated with debt issued in September and December 2013 and indebtedness assumed as a result of the Clearwire Acquisition. This was partially offset by premium amortization which was the result of our debt being revalued in connection with the SoftBank Merger. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.6 billion and $24.4 billion was 6.4% and 7.2% for the Successor three-month period ended June 30, 2014 and the Predecessor three-month period ended June 30, 2013, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments, net
As a result of the Clearwire Acquisition on July 9, 2013 and the resulting consolidation of Clearwire results of operations into the accounts of the Company, the Successor period results of operations do not reflect any equity in losses of unconsolidated investments. The equity in losses of unconsolidated investments, net in the Predecessor period primarily consists of our proportionate share of losses from our equity method investment in Clearwire. Equity in losses from Clearwire were $257 million for the Predecessor three-month period ended June 30, 2013.
Equity in losses from Clearwire for the three-month period ended June 30, 2013 included a $65 million derivative loss associated with the change in fair value of the embedded derivative resulting from the exchangeable notes between Clearwire and Sprint.
Other income (expense), net
The following table provides additional information on items included in "Other income (expense), net" for the Successor three months ended June 30, 2014 and 2013, and Predecessor three months ended June 30, 2013.

	Successor		Predecessor
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2013
	(in millions)
Interest income	$3	$14	$17
Change in fair value of derivative	—	(167)	—
Other, net	(2)	—	—
Total	$1	$(153)	$17
Other income (expense), net represented income of $1 million for the Successor three-month period ended June 30, 2014 as compared to expense of $153 million and income of $17 million in the Successor three-month period ended June 30, 2013 and the Predecessor three-month period ended June 30, 2013, respectively. Other, net in the Successor three-month period ended June 30, 2013 primarily consisted of a $167 million loss related to the embedded derivative associated with the convertible bond between Starburst II and Sprint Communications, Inc.
Income Taxes
The Successor period income tax benefit of $15 million and $61 million for the three-month periods ended June 30, 2014 and June 30, 2013, respectively, and the income tax expense of $55 million for the Predecessor three-month period ended June 30, 2013, represented a consolidated effective tax rate of approximately (188)%, 35%, and (4)%, respectively. The (188)% effective tax rate for the three-month period ended June 30, 2014 was primarily attributable to a $73 million decrease in the valuation allowance on deferred tax assets resulting from the planned disposition of certain FCC licenses. This income tax benefit was partially offset by $58 million of income tax expense which is primarily attributable to an increase in taxable temporary differences from the amortization of FCC licenses for income tax purposes. The (4)% effective income tax rate for the Predecessor period ended June 30, 2013 was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses and increases to the valuation allowance for federal and state deferred tax assets related to net operating loss carryforwards generated during the period.

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
As shown by the table above under "Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings (loss) for the Successor three-month period ended June 30, 2014. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first-time subscribers. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as ARPU. Wireless segment earnings have declined over the last several years, primarily resulting from subscriber losses associated with our Nextel platform offerings as well as increased equipment net subsidy from smartphones. Our decision to shut-down the Nextel platform accelerated the loss of subscribers on that platform; however, we focused our efforts on recapturing these subscribers on our Sprint platform, resulting in the recapture of approximately 2.6 million Nextel platform postpaid subscribers beginning with the first quarter 2011 through June 30, 2013, which was when the Nextel platform was shut-down. In addition, we have taken initiatives to strengthen the Sprint brand, continue to increase market awareness of the improvements that have been achieved in the customer experience, and provide a competitive portfolio of devices and service plans for subscriber selection which have resulted in improved Wireless segment earnings in the three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013.
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

The following table provides an overview of the results of operations of our Wireless segment for the Successor three months ended June 30, 2014 and the Predecessor three months ended June 30, 2013.

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
Wireless Segment Earnings	2014	2013
	(in millions)
Sprint platform	$5,553	$5,835
Nextel platform	—	74
Total postpaid	5,553	5,909
Sprint platform	1,221	1,276
Nextel platform	—	17
Total prepaid	1,221	1,293
Other(1)	134	25
Retail service revenue	6,908	7,227
Wholesale, affiliate and other	179	131
Total service revenue	7,087	7,358
Cost of services (exclusive of depreciation and amortization)	(2,049)	(2,292)
Service gross margin	5,038	5,066
Service gross margin percentage	71%	69%
Equipment revenue	1,106	820
Cost of products	(2,158)	(2,298)
Equipment net subsidy	(1,052)	(1,478)
Equipment net subsidy percentage	(95)%	(180)%
Selling, general and administrative expense	(2,193)	(2,294)
Wireless segment earnings	$1,793	$1,294
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. We also categorize our retail subscribers as prime and subprime based upon subscriber credit profiles. We use proprietary scoring systems that measure the credit quality of our subscribers using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate subscriber credit profiles. On the Sprint platform, the mix of prime postpaid subscribers to total postpaid subscribers was 81% as of June 30, 2014 and 2013. Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships as well as other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers.
Retail service revenue slightly decreased $319 million, or 4%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013. The decrease was driven by the loss of postpaid and prepaid subscribers due to the shut-down of the Nextel platform on June 30, 2013, combined with a growth in tablet sales and Framily Plan subscribers that carry a lower average revenue per subscriber. These decreases are partially offset by the postpaid and prepaid revenues resulting from the Clearwire Acquisition in 2013.

Wholesale, affiliate and other revenues increased $48 million, or 37%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013 primarily due to interest revenue associated with installment billing on devices, in addition to an increase in revenues resulting from acquisitions in 2013. Approximately 46% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers for the Successor three months ended June 30, 2014 and the Predecessor three months ended June 30, 2013. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2013 may be found in the tables on the following pages.

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2014	2013
	(subscribers in thousands)
Average postpaid subscribers	30,373	31,104
Average prepaid subscribers	15,376	15,959
Average retail subscribers	45,749	47,063
The table below summarizes ARPU for the Successor three months ended June 30, 2014 and the Predecessor three months ended June 30, 2013. Additional information about ARPU for each quarter since the quarter ended June 30, 2013 may be found in the tables on the following pages.

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2014	2013
ARPU(1):
Postpaid	$61.65	$63.59
Prepaid	$27.97	$27.02
Average retail	$50.33	$51.19
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

Postpaid ARPU for the Successor three-month period ended June 30, 2014 decreased as compared to the same Predecessor period in 2013 primarily due to growth in sales of tablets, which carry a lower revenue per subscriber combined with the impact of subscriber migration to the Framily plan, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2014 as a result of lower service fees associated with Framily plan subscribers who are using Sprint Easy Pay, and a continued increase in tablet mix that carry a lower ARPU; however, as a result of Sprint Easy Pay, we also expect the reduced equipment net subsidy expense to more than offset these declines. Prepaid ARPU for the Successor three-month period ended June 30, 2014 increased compared to the same Predecessor period in 2013 primarily due to the impact of a higher revenue per subscriber carried by subscribers acquired in the Clearwire Acquisition combined with an increase in ARPU among other prepaid brands as subscribers chose higher priced plans.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	194	(360)	58	(231)	(181)
Prepaid	(486)	84	322	(364)	(542)
Wholesale and affiliates(2)	(228)	181	302	212	503
Total Sprint platform	(520)	(95)	682	(383)	(220)
Nextel platform:
Postpaid	(1,060)	—	—	—	—
Prepaid	(255)	—	—	—	—
Total Nextel platform	(1,315)	—	—	—	—
Transactions(2):
Postpaid	(179)	(175)	(127)	(102)	(64)
Prepaid	(20)	(56)	(103)	(51)	(77)
Wholesale	—	13	25	69	27
Total Transactions	(199)	(218)	(205)	(84)	(114)

Total retail postpaid	(1,045)	(535)	(69)	(333)	(245)
Total retail prepaid	(761)	28	219	(415)	(619)
Total wholesale and affiliate	(228)	194	327	281	530
Total Wireless	(2,034)	(313)	477	(467)	(334)

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(3)	30,451	30,091	30,149	29,918	29,737
Prepaid	15,215	15,299	15,621	15,257	14,715
Wholesale and affiliates(2)(3)(4)	7,710	7,862	8,164	8,376	8,879
Total Sprint platform	53,376	53,252	53,934	53,551	53,331
Transactions(2):
Postpaid	173	815	688	586	522
Prepaid	39	704	601	550	473
Wholesale	—	106	131	200	227
Total Transactions	212	1,625	1,420	1,336	1,222

Total retail postpaid(3)	30,624	30,906	30,837	30,504	30,259
Total retail prepaid	15,254	16,003	16,222	15,807	15,188
Total wholesale and affiliates(3)(4)	7,710	7,968	8,295	8,576	9,106
Total Wireless	53,588	54,877	55,354	54,887	54,553

Supplemental data - connected devices
End of period subscribers (in thousands)(3)
Retail postpaid	798	834	922	968	988
Wholesale and affiliates	3,057	3,298	3,578	3,882	4,192
Total	3,855	4,132	4,500	4,850	5,180
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

(2)
We acquired approximately 352,000 postpaid subscribers and 59,000 prepaid subscribers through an acquisition of assets from United States Cellular Corporation (U.S. Cellular) that closed on May 17, 2013. We acquired approximately 788,000 postpaid subscribers (excluding 29,000 Sprint wholesale subscribers transferred to Transactions postpaid subscribers that were originally recognized as part of our Clearwire MVNO arrangement), 721,000 prepaid subscribers, and 93,000 wholesale subscribers as a result of the Clearwire Acquisition when the transaction closed on July 9, 2013.

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,519,000 subscribers at June 30, 2014 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the three-month period ended June 30, 2014.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.83%	1.99%	2.07%	2.11%	2.05%
Prepaid	5.22%	3.57%	3.01%	4.33%	4.44%
Transactions(2):
Postpaid	26.64%	6.38%	5.48%	5.48%	4.15%
Prepaid	16.72%	8.84%	8.18%	5.11%	6.28%

Total retail postpaid	2.63%	2.09%	2.15%	2.18%	2.09%
Total retail prepaid	5.51%	3.78%	3.22%	4.35%	4.50%

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

(2)	Subscriber churn related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	Predecessor		Successor	Combined (2)	Successor
	June 30, 2013	10 Days Ended July 10, 2013	Sept 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014
ARPU
Sprint platform:
Postpaid	$64.20	$64.71	$64.24	$64.28	$64.11	$63.52	$62.07
Prepaid	$26.96	$26.99	$25.14	$25.33	$26.78	$26.45	$27.38
Nextel platform:
Postpaid	$36.66	$—	$—	$—	$—	$—	$—
Prepaid	$34.48	$—	$—	$—	$—	$—	$—
Transactions(1):
Postpaid	$59.87	$35.75	$37.44	$40.00	$36.30	$37.26	$39.16
Prepaid	$19.17	$12.78	$40.62	$43.20	$40.80	$43.80	$45.15

Total retail postpaid	$63.59	$64.55	$63.48	$63.69	$63.44	$62.98	$61.65
Total retail prepaid	$27.02	$26.96	$25.86	$26.04	$27.34	$27.07	$27.97
_______________________

(1)	Subscriber ARPU related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.

(2)
Combined ARPU for the quarterly period ending September 30, 2013 aggregates service revenue from the Predecessor 10-day period ended July 10, 2013 and the Successor three-month period ended September 30, 2013 divided by the sum of the monthly average subscribers during the three months ended September 30, 2013.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the Successor three-month period ended June 30, 2014, net postpaid subscriber losses were 181,000 as compared to net additions of 194,000 in the Predecessor three-month period ended June 30, 2013, inclusive of 535,000 and 29,000 net additions of tablet devices, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The absence of Nextel platform recaptures was the primary driver for the change from net additions in 2013 to net losses in 2014. In addition, churn increased when comparing the Successor three-month period ended June 30, 2014 to the same Predecessor period in 2013 primarily due to increased competition and network-related churn impacted by Network Vision. We expect improvement in network-related churn to partially offset seasonal increases in postpaid churn in the latter part of calendar year 2014. In addition, some wireless carriers have recently undertaken various aggressive marketing efforts, including price reductions, to incent subscribers to switch carriers. As a result, we believe these efforts are also negatively impacting churn, which has a negative effect on earnings.
Retail Prepaid — During the Successor three-month period ended June 30, 2014, we lost 542,000 net prepaid subscribers, primarily due to deactivations associated with the annual recertification of Assurance Wireless subscribers, as compared to net losses of 486,000 in the Predecessor three-month period ended June 30, 2013, which were impacted by the annual recertification process but partially offset by additions in Assurance Wireless and our other prepaid brands.
The Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. New regulations in 2012, which impact all Lifeline carriers, impose stricter rules on the subscriber eligibility requirements and recertification. These new regulations also required a one-time recertification of the entire June 1, 2012 subscriber base by December 31, 2012. Accounts of subscribers who failed to respond by December 31, 2012 were suspended and made subject to our prepaid churn rules as described below (or 365 days in a limited number of states). However, subscribers could re-apply prior to being deactivated and also had the ability to receive by-the-minute service at their own expense. We deactivated the accounts of approximately 450,000 and 1.2 million subscribers primarily related to the recertification process in the quarters ended June 30, 2014 and June 30, 2013, respectively.
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
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 8.9 million Sprint platform subscribers included in wholesale and affiliates, approximately 47% represent connected devices. Wholesale and affiliate subscriber net additions were 503,000 during the Successor three-month period ended June 30, 2014 as compared to net losses of 228,000 during the Predecessor three-month period ended June 30, 2013, inclusive of net additions of connected devices totaling 310,000 and 254,000, respectively. Net additions were primarily attributable to growth in connected device subscribers as compared to net losses in the Predecessor three-month period 2013 from the Lifeline programs offered by our MVNO's selling prepaid services affected by new federal regulations, similar to the impact on our Assurance Wireless brand in Retail Prepaid above.
Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the Successor three-month period ended June 30, 2014, we had net postpaid subscriber losses of 64,000, net prepaid subscriber losses of 77,000 and net wholesale subscriber additions of 27,000.

Cost of Services
Cost of services consists primarily of:

•
costs to operate and maintain our networks, including direct switch and cell site costs, such as rent, utilities, maintenance, labor costs associated with network employees, and spectrum frequency leasing costs;

•
interconnection costs-fixed interconnection costs, commonly referred to as backhaul costs, which consist of monthly flat-rate fees for facilities leased from local exchange carriers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site. Variable interconnection costs generally consist of per-minute use fees charged by other carriers for switching local calls, which fluctuate in relation to the level and duration of those terminating calls;

•	long distance costs paid to the Wireline segment;

•	costs to service and repair devices;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the use of their proprietary data applications, such as messaging, music, TV, and navigation services by our subscribers.
Cost of services decreased $243 million, or 11%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013, primarily reflecting reduced network costs such as rent, utilities and backhaul costs related to the shut-down of the Nextel platform in June 2013 combined with declining costs associated with Network Vision and a decrease in roaming fees due to lower volume and rates, partially offset by net increases as a result of the Clearwire Acquisition.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our marketing plans assume that devices will be sold under the traditional device subsidy model or the device installment payment model. Under the traditional device subsidy model, we offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Under the current installment payment model, the device is sold at full retail price and we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device, which results in the recognition of significantly less equipment net subsidy.
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
Equipment revenue increased $286 million, or 35%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013. The increase in equipment revenue was primarily due to higher average sales prices per postpaid and prepaid device sold combined with the impact of a different revenue recognition model related to our installment billing program for device purchases. The increase was partially offset by fewer postpaid and prepaid handsets sold. Cost of products declined $140 million, or 6%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013, primarily due to fewer postpaid and prepaid handsets sold, slightly offset by higher average cost per device sold for postpaid and prepaid devices.
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
Sales and marketing expense was $1.2 billion representing a decrease of $79 million, or 6%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013. The decrease was primarily due to a reduction in labor-related costs due to our reduction in force and retail store closures, combined with lower media spend and commission expense.
General and administrative costs were $954 million, representing a decrease of $22 million, or 2%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013, primarily reflecting a decrease in customer care costs primarily due to lower call volumes and labor-related initiatives, partially offset by an increase in bad debt expense. Bad debt expense was $225 million for the three-month period ended June 30, 2014, representing a $123 million, or 121%, increase as compared to bad debt expense of $102 million for the same Predecessor period in 2013. The increase in bad debt expense primarily reflects the impact of increased receivables related to our installment billing program. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers.

Segment Earnings - Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment. We are one of the nation's largest providers of long distance services and operate all-digital global long distance and Tier 1 IP networks. Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP), and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, a significant amount of voice and data traffic on our wireline network relates to our Wireless segment as a result of growing usage by our wireless subscribers.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. We also continue to provide voice services primarily to business consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. For fiscal year 2014, we expect wireline segment earnings to decline significantly as compared to calendar year 2013 as one of our larger cable Multiple System Operators (MSO's) completes the transition to in-source the digital voice services provided by our network. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For fiscal year 2014, we expect wireline segment earnings to decline by approximately $150 million to $160 million as compared to calendar year 2013 to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. Declines in wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of service.

The following table provides an overview of the results of operations of our Wireline segment for the Successor three months ended June 30, 2014 and the Predecessor three months ended June 30, 2013.

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
Wireline Segment Earnings	2014	2013
	(in millions)
Voice	$327	$377
Data	56	87
Internet	345	432
Other	18	14
Total net service revenue	746	910
Cost of services and products	(626)	(669)
Service gross margin	120	241
Service gross margin percentage	16%	26%
Selling, general and administrative expense	(85)	(112)
Wireline segment earnings	$35	$129
Wireline Revenue
Voice Revenues
Voice revenues for the Successor three-month period ended June 30, 2014 decreased $50 million, or 13%, as compared to the same Predecessor period in 2013. Overall rate declines were primarily due to the decline in prices for the sale of services to our Wireless segment partially offset by increases in international hubbing volumes in the three-month period ended June 30, 2014. Voice revenues generated from the sale of services to our Wireless segment represented 28% of total voice revenues for the Successor three-month period ended June 30, 2014 as compared to 32% for the Predecessor three-month period ended June 30, 2013.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $31 million, or 36%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 43% of total data revenue for the Successor three-month period ended June 30, 2014 as compared to 51% for the Predecessor three-month period ended June 30, 2013.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $87 million, or 20%, for the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013, primarily due to fewer IP customers, and in particular, the final transition to in-sourcing at one of our larger cable MSO's. In addition, revenue was also impacted by a decline in the sale of services to our Wireless segment due to the elimination of backhaul associated with the decommissioning of the Nextel platform as of June 30, 2013. Sale of services to our Wireless segment represented 11% of total Internet revenues in both the Successor three-month transition period ended June 30, 2014 and the Predecessor three-month period ended June 30, 2013.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $4 million, or 29%, in the Successor three-month period ended June 30, 2014, as compared to the same Predecessor period in 2013.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $43 million, or 6%, in the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013 primarily due to lower access expense as the result of savings initiatives and declining voice and IP volumes. Service gross margin percentage decreased from 26% in the Predecessor three-month period ended June 30, 2013 to 16% in the Successor three-month period ended June 30, 2014 primarily as a result of a decrease in net service revenue combined with a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $27 million, or 24%, in the Successor three-month period ended June 30, 2014 as compared to the same Predecessor period in 2013. The decrease was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 11% in the Successor three-month period ended June 30, 2014 compared to 12% in the Predecessor three-month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Successor	Predecessor
	Three Months Ended June 30,	Three Months Ended June 30,
	2014	2013
	(in millions)
Net cash provided by operating activities	$679	$1,235
Net cash used in investing activities	$(1,277)	$(1,654)
Net cash used in financing activities	$(201)	$(260)
Operating Activities
Net cash provided by operating activities of approximately $679 million in the Successor three-month period ended June 30, 2014 decreased $556 million from the same Predecessor period in 2013. The decrease was due to decreased cash received from customers of $364 million primarily as a result of increases in installment billing receivables and declines in net operating revenues, increased vendor and labor-related payments of $69 million and increased interest payments of $112 million primarily related to the debt issued in December 2013 and the debt acquired as part of the Clearwire Acquisition.
Investing Activities
Net cash used in investing activities in the Successor three-month period ended June 30, 2014 decreased by approximately $377 million as compared to the same Predecessor period in 2013, primarily due to decreased capital expenditures of $325 million and $95 million in reimbursements of our costs of clearing the H Block spectrum as part of the Report and Order obligations. These were partially offset by increased purchases of short-term investments of approximately $700 million. In addition, for the Predecessor three-month period ended June 30, 2013, we had $509 million in acquisitions, net of cash acquired of which the majority related to the acquisition of certain assets from U.S. Cellular and as part of an amended exchangeable notes agreement we had with Clearwire, Clearwire elected to draw $160 million in the Predecessor quarter ended June 30, 2013. As a result of the Clearwire Acquisition, the exchangeable notes agreement was terminated and no notes remain outstanding.
Financing Activities
Net cash used in financing activities was $201 million during the Successor three-month period ended June 30, 2014, which was primarily due to principal payments on the iPCS, Inc. Second Lien Secured Floating Rate Notes due 2014 of approximately $181 million. Net cash used in financing activities was $260 million during the Predecessor three-month period ended June 30, 2013, which was primarily due to principal payments on the iPCS, Inc. First Lien Secured Floating Rate Notes due 2013 of approximately $300 million.
Working Capital
As of June 30, 2014 and March 31, 2014, we had working capital of $1.9 billion. Our working capital as of June 30, 2014 and March 31, 2014 included accrued capital expenditures for unbilled services totaling approximately $1.1 billion and $1.2 billion, respectively, related to our network modernization.

Available Liquidity
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (the Receivables Facility) to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. The actual amount available to draw upon will vary based on eligible receivables as defined in the agreement, therefore, the amount available to withdraw will vary. Sales of eligible receivables may occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature. As of June 30, 2014, Sprint had not sold any accounts receivable and the amount available under the Receivables Facility was $1.2 billion.
As of June 30, 2014, our liquidity, including cash, cash equivalents, short-term investments, and available borrowing capacity under our revolving bank credit facility and availability under the Receivables Facility was $9.1 billion. Our cash, cash equivalents and short-term investments totaled $5.5 billion as of June 30, 2014 compared to $6.2 billion as of March 31, 2014. As of June 30, 2014, approximately $922 million in letters of credit were outstanding under our $3.3 billion revolving bank credit facility, including the letter of credit required by the 2004 FCC Report and Order. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the ability of the Company and its subsidiaries to sell all or substantially all of its assets, and limit the ability of the Company and its subsidiaries to incur indebtedness and liens, each as defined by the terms of the indentures and supplemental indentures. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had approximately $2.4 billion of borrowing capacity available under the revolving bank credit facility as of June 30, 2014. Our revolving bank credit facility expires in February 2018.
Strategic Initiatives
Apple Contract
Our commitment with Apple requires us to purchase a minimum number of smartphones. Since our launch of the iPhone, we have sold approximately 18.0 million iPhones and continue to project that we will meet our minimum obligation over the contract term.
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
Long-Term Debt
There were no debt issuances and we retired the remaining $181 million of the iPCS, Inc. Second Lien Secured Floating Rate Notes during the three-month period ended June 30, 2014.
Liquidity and Capital Resource Requirements
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the ability to issue debt and equity securities, the ability to issue other forms of financing, proceeds from the sale of certain accounts receivable under the Receivables Facility, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements through the next twelve months, including debt service requirements and other significant future contractual obligations. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to achieve more competitive margins, we may need to raise additional funds from external resources. If we are unable to fund our remaining capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.
The terms and conditions of our revolving bank credit facility, which expires in February 2018, require that, at the end of each fiscal quarter, the ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items (adjusted EBITDA each as defined in the applicable agreement), not exceed 6.25 to 1.0 at any quarter end through June 30, 2014. After June 30, 2014, the Leverage Ratio declines on a scheduled basis, as determined by the credit agreement, until the ratio becomes fixed at 4.0 to 1.0 for the fiscal quarter ending December 31, 2016 and each fiscal quarter ending thereafter. The unsecured EDC Agreement and secured equipment credit facility were amended on March 12, 2013 and June 24, 2013, respectively, to provide for terms similar to those of the amended revolving bank credit facility, except that under the terms of the EDC Agreement and secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of June 30, 2014, our Leverage Ratio, as defined by the amended revolving bank credit facility, EDC Agreement, and secured equipment credit facility was 5.1 to 1.0. In addition, since our leverage ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
In determining our expectation of future funding needs in the next twelve months and beyond, we have considered:

•	projected revenues and expenses relating to our operations, including the impacts related to our installment billing program;

•	availability of up to $1.3 billion in funding as a result of the execution of the Receivables Facility in May 2014, which terminates in May 2016 unless extended;

•	continued availability of a revolving bank credit facility in the amount of $3.3 billion, which expires in February 2018;

•	any scheduled payments or anticipated redemptions related to capital lease and debt obligations assumed in the Clearwire Acquisition;

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
A default under certain of our borrowings could trigger defaults under certain of our our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures that govern our outstanding notes also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets and limit the Company and its subsidiaries' ability to incur indebtedness and liens, each as defined by the terms of the indentures.

CURRENT BUSINESS OUTLOOK
The Company expects calendar year 2014 consolidated segment earnings to be between $6.7 billion and $6.9 billion and calendar year 2014 capital expenditures to be below $7 billion.
The above discussion is subject to the risks and other cautionary and qualifying factors set forth under "Forward-Looking Statements" below and and Part I, Item 1A. "Risk Factors" of our Transition Report on Form 10-K for the period ended March 31, 2014.

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Transition Report on Form 10-K for the period ended March 31, 2014. Below is a graph depicting our future principal maturities of debt as of June 30, 2014.
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, and under which $922 million in letters of credit are outstanding, (ii) vendor financing notes assumed in the Clearwire Acquisition, and (iii) all capital leases and other financing obligations.

OFF-BALANCE SHEET FINANCING
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into the Receivables Facility, a two-year committed facility to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. Sales of eligible receivables occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature.
Sprint's other off-balance sheet arrangements consist of the guarantee liabilities that arise from the option provided to our subscribers to purchase, on a monthly basis, access to unlimited data coupled with an annual trade-in right. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used device at trade-in, subscribers' estimated remaining balance of the installment receivable, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned device is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers, who elected the option, were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $406 million at June 30, 2014. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7 of the Company's Transition Report on Form 10-K for the period ended March 31, 2014.

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

OTHER INFORMATION
We routinely post important information on our website at www.sprint.com/investors. Information contained on or accessible through our website is not part of this report.

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

•
the impact of various parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide devices or infrastructure equipment for our networks;

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

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including Part I, Item 1A. "Risk Factors" of our Transition Report on Form 10-K for the period ended March 31, 2014.

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
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Transition Report on Form 10-K for the period ended March 31, 2014.

Item 4.	Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2014 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff seeks class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied, and discovery is continuing. The plaintiff moved to certify a class of bondholders as well as owners of common stock, and on March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014 we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals but that petition was denied. Sprint Communications believes the complaint is without merit and intends to continue to defend the matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013 in Chancery Court in Delaware. Our motion to dismiss the suit was denied and discovery has begun. The plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock, and discovery is proceeding in that case. Sprint Communications, Inc. intends to defend the ACP Master, LTD cases vigorously, and, because they are still in the preliminary stage, we have not yet determined what effect the lawsuit will have, if any, on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended June 30, 2014, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as described in our Transition Report on Form 10-K for the period ended March 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Mine Safety Disclosures
None.

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
After the SoftBank Merger, SoftBank acquired control of Sprint. During the three-month period ended June 30, 2014, SoftBank, through one of its non-U.S. subsidiaries, provided telecommunications services in Iran to Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the three-month period ended June 30, 2014, SoftBank had no gross revenues and no net profit was generated. This subsidiary also provided telecommunications services to a single account at the Embassy of Iran in Japan. During the three-month period ended June 30, 2014, SoftBank estimates that gross revenues and net profit generated by such services were under $2,000 and $1,000, respectively. Sprint was not involved in, and did not receive any revenue from, any of these activities. The relevant SoftBank subsidiary is in the process of terminating the arrangements with Telecommunications Services Company (MTN Irancell). With respect to the single account at the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such account.
Management Transition
On August 5, 2014, the Board of Directors of the Company named Marcelo Claure as the Company’s next President and Chief Executive Officer (“CEO”), effective as of August 11, 2014. Mr. Claure will succeed Daniel R. Hesse, who will step down from his positions as the Company’s President and CEO, and as a member of the Board of Directors, effective as of August 11, 2014.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: August 8, 2014

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Ninth Supplemental Indenture, dated as of June 26, 2014, by and among Sprint Communications, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A.					*

(10) Material Contracts

10.1	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw					*

10.2	Third Amendment to Amended and Restated Employment Agreement, effective August 1, 2014, by and between Sprint Communications, Inc. and Steven L. Elfman	8-K	001-04721	10.1	8/4/2014

10.3	Sprint Corporation Change in Control Severance Plan					*

10.4	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Joseph J. Euteneuer					*

10.5	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Robert L. Johnson					*

10.6
Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to executive officers other than Messrs. Euteneuer and Johnson and Section 16 officers
*

10.7	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Section 16 officers other than Messrs. Euteneuer and Johnson					*

10.8	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to Robert L. Johnson					*

10.9	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to all executive officers other than Robert L. Johnson					*

10.10	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to Robert L. Johnson					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.11	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements					*

10.12	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson					*

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.