Form 10-Q
period 2014-09-30
SPRINT Corp
filed 2014-11-06
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT OCTOBER 31, 2014:

Sprint Corporation Common Stock	3,955,981,006

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor
	September 30,	March 31,
	2014	2014
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,135	$4,970
Short-term investments	1,167	1,220
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $303 and $197	3,942	3,607
Device and accessory inventory	1,124	982
Deferred tax assets	90	128
Prepaid expenses and other current assets	812	672
Total current assets	11,270	11,579
Property, plant and equipment, net	17,557	16,299
Intangible assets
Goodwill	6,343	6,383
FCC licenses and other	41,800	41,978
Definite-lived intangible assets, net	6,696	7,558
Other assets	1,044	892
Total assets	$84,710	$84,689
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,351	$3,163
Accrued expenses and other current liabilities	5,439	5,544
Current portion of long-term debt, financing and capital lease obligations	808	991
Total current liabilities	10,598	9,698
Long-term debt, financing and capital lease obligations	31,458	31,787
Deferred tax liabilities	14,331	14,207
Other liabilities	3,660	3,685
Total liabilities	60,047	59,377
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.955 billion and 3.941 billion issued at September 30, 2014 and March 31, 2014	40	39
Paid-in capital	27,453	27,354
Accumulated deficit	(2,780)	(2,038)
Accumulated other comprehensive loss	(50)	(43)
Total stockholders' equity	24,663	25,312
Total liabilities and stockholders' equity	$84,710	$84,689
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Successor				Predecessor
	Three Months Ended		Six Months Ended		10 Days Ended	101 Days Ended
	September 30,		September 30,		July 10,
	2014	2013	2014	2013	2013	2013
	(in millions, except per share amounts)
Net operating revenues	$8,488	$7,749	$17,277	$7,749	$932	$9,809
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	4,801	4,342	9,479	4,342	567	5,612
Selling, general and administrative	2,301	2,259	4,585	2,281	289	2,731
Severance and exit costs	284	103	311	103	(5)	627
Depreciation	898	942	1,766	942	113	1,676
Amortization	396	461	809	461	8	77
	8,680	8,107	16,950	8,129	972	10,723
Operating (loss) income	(192)	(358)	327	(380)	(40)	(914)
Other (expense) income:
Interest expense	(510)	(416)	(1,022)	(416)	(275)	(703)
Equity in losses of unconsolidated investments, net	—	—	—	—	(23)	(280)
Gain on previously-held equity interests	—	—	—	—	2,926	2,926
Other income, net	8	165	9	12	2	19
	(502)	(251)	(1,013)	(404)	2,630	1,962
(Loss) income before income taxes	(694)	(609)	(686)	(784)	2,590	1,048
Income tax expense	(71)	(90)	(56)	(29)	(1,508)	(1,563)
Net (loss) income	$(765)	$(699)	$(742)	$(813)	$1,082	$(515)

Basic net (loss) income per common share	$(0.19)	$(0.18)	$(0.19)	$(0.24)	$0.35	$(0.17)
Diluted net (loss) income per common share	$(0.19)	$(0.18)	$(0.19)	$(0.24)	$0.30	$(0.17)
Basic weighted average common shares outstanding	3,949	3,802	3,947	3,439	3,086	3,038
Diluted weighted average common shares outstanding	3,949	3,802	3,947	3,439	3,640	3,038

Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on securities and other	$(6)	$4	$(6)	$100	$(47)	$(11)
Net unrecognized net periodic pension and other postretirement benefits	(1)	—	(1)	—	5	20
Other comprehensive (loss) income	(7)	4	(7)	100	(42)	9
Comprehensive (loss) income	$(772)	$(695)	$(749)	$(713)	$1,040	$(506)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Six Months Ended		101 Days Ended
	September 30,		July 10,
	2014	2013	2013
	(in millions)
Cash flows from operating activities:
Net loss	$(742)	$(813)	$(515)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,575	1,403	1,753
Provision for losses on accounts receivable	493	119	111
Share-based and long-term incentive compensation expense	65	58	20
Deferred income tax expense	28	23	1,562
Equity in losses of unconsolidated investments, net	—	—	280
Gain on previously-held equity interests	—	—	(2,926)
Interest expense related to beneficial conversion feature on convertible bond	—	—	247
Contribution to pension plan	(22)	—	—
Amortization and accretion of long-term debt premiums and discounts	(149)	(86)	(5)
Other changes in assets and liabilities:
Accounts and notes receivable	(828)	(54)	(65)
Inventories and other current assets	(155)	(72)	55
Accounts payable and other current liabilities	503	159	1,014
Non-current assets and liabilities, net	(124)	(153)	191
Other, net	63	118	9
Net cash provided by operating activities	1,707	702	1,731
Cash flows from investing activities:
Capital expenditures	(2,389)	(1,878)	(1,759)
Expenditures relating to FCC licenses	(79)	(31)	(70)
Reimbursements relating to FCC licenses	95	—	—
Acquisitions, net of cash acquired	—	(14,112)	(4,039)
Investment in Clearwire (including debt securities)	—	—	(228)
Proceeds from sales and maturities of short-term investments	1,842	479	1,164
Purchases of short-term investments	(1,789)	(815)	(295)
Increase in restricted cash	—	(3,050)	—
Proceeds from sales of assets and FCC licenses	101	3	4
Other, net	(6)	(3)	(4)
Net cash used in investing activities	(2,225)	(19,407)	(5,227)
Cash flows from financing activities:
Proceeds from debt and financings	—	6,826	—
Repayments of debt, financing and capital lease obligations	(363)	(497)	(303)
Debt financing costs	—	(107)	(1)
Proceeds from issuance of common stock and warrants, net	46	18,552	53
Other, net	—	(14)	—
Net cash (used in) provided by financing activities	(317)	24,760	(251)
Net (decrease) increase in cash and cash equivalents	(835)	6,055	(3,747)
Cash and cash equivalents, beginning of period	4,970	3	6,275
Cash and cash equivalents, end of period	$4,135	$6,058	$2,528
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Successor
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, March 31, 2014	3,941	$39	$27,354	$(2,038)	$(43)	$25,312
Net loss	—	—	—	(742)	—	(742)
Other comprehensive loss, net of tax	—	—	—	—	(7)	(7)
Issuance of common stock, net	14	1	45	—	—	46
Share-based compensation expense	—	—	54	—	—	54
Balance, September 30, 2014	3,955	$40	$27,453	$(2,780)	$(50)	$24,663

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our transition report on Form 10-K for the period ended March 31, 2014. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods (each as defined below), and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
On July 10, 2013 (SoftBank Merger Date), SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. In connection with the change of control, as a result of the SoftBank Merger, Sprint Communications' assets and liabilities were adjusted to fair value on the closing date of the SoftBank Merger. The consolidated financial statements distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information represents the activity and accounts of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the close of the SoftBank Merger on July 10, 2013 and Sprint Communications, inclusive of the consolidation of Clearwire Corporation and its wholly-owned subsidiary Clearwire Communications LLC (together, "Clearwire"), prospectively following completion of the SoftBank Merger, beginning on July 11, 2013. The accounts and operating activity of Starburst II prior to the close of the SoftBank Merger primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for the 10-day and 101-day periods ended July 10, 2013 prior to the SoftBank Merger. As a result of the valuation of assets acquired and liabilities assumed at fair value at the time of the SoftBank Merger, the financial statements for the Successor period are presented on a measurement basis different than the Predecessor period (Sprint Communications historical cost) and are, therefore, not comparable. In addition, in order to align with SoftBank’s reporting schedule, our Board of Directors approved a change in fiscal year end to March 31, effective March 31, 2014. References herein to fiscal year 2014 refer to the twelve-month period ending March 31, 2015. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger.
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
In June 2014, the FASB issued authoritative guidance regarding Compensation - Stock Compensation, which provides guidance on how to treat performance targets that can be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition and accounted for under current guidance as opposed to a nonvesting condition that would impact the grant-date fair value of the award. The guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015 with early adoption permitted. Entities may apply the amendments either (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter with the cumulative effect as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
In August 2014, the FASB issued authoritative guidance regarding Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The updated guidance requires management to perform interim and annual assessments on whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related disclosures, if required. The standard will be effective for the Company’s fiscal year ending March 31, 2017, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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
Purchase Price Allocation
The consideration transferred has been allocated to assets acquired and liabilities assumed based on their estimated fair values at the time of the Clearwire Acquisition. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a valuation assessment. Management finalized its purchase price allocation during the quarter ended June 30, 2014. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $269 million and were primarily attributable to a reduction of approximately $270 million made to deferred tax liabilities as a result of additional analysis. The remaining adjustments were insignificant.
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
In addition, pursuant to the Bond Agreement, on October 15, 2012, Sprint Communications, Inc. issued a Bond to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owned approximately 80% of the outstanding voting common stock of Sprint Corporation as of September 30, 2014. Other Sprint stockholders owned the remaining approximately 20% as of September 30, 2014.

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
Purchase Price Allocation
The consideration transferred has been allocated to assets acquired and liabilities assumed based on their estimated fair values as of the SoftBank Merger Date, inclusive of the Clearwire Acquisition described above. The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill resulting from the SoftBank Merger is allocated to the Wireless segment. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a valuation assessment. Management finalized its purchase price allocation during the quarter ended June 30, 2014. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $476 million. Indefinite-lived intangible assets increased by approximately $300 million due to additional analyses performed by management during the quarter ended December 31, 2013 and the quarter ended June 30, 2014 related to the value assigned to certain FCC licenses. The remainder of the decrease is due to insignificant changes in various accounts.
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
Accounts Receivable Facility
Transaction Overview
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable (the Receivables) on a revolving basis, subject to a maximum funding limit of $1.3 billion. The actual amount available to draw upon varies based on eligible receivables as defined in the agreement, therefore, the amount available to withdraw will vary. In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy-remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) will transfer selected Receivables to the SPEs. The SPEs will then sell the Receivables to a bank agent on behalf of unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) or their sponsoring banks. Sales of eligible Receivables to the Conduits may occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility, respectively. The Receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature. A subsidiary of Sprint will service the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of obligations of the servicer and

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the Originators under the Receivables Facility. As of September 30, 2014, Sprint had not sold any Receivables to the Conduits and the amount available under the Receivables Facility was $1.1 billion.
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
Certain subscribers have the option to purchase handsets in installments over a 24-month period. The carrying value of installment receivables approximates fair value because the receivables are recorded at their present value, net of the deferred interest and allowance for credit losses. At the time of sale, we impute the interest on the installment receivable and record it as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as operating revenue. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.
The following table summarizes the installment receivables:

	Successor
	September 30, 2014	March 31, 2014
	(in millions)
Installment receivables, gross	$1,494	$740
Deferred interest	(133)	(77)
Installment receivables, net of deferred interest	1,361	663
Allowance for credit losses	(141)	(47)
Installment receivables, net	$1,220	$616

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$818	$299
Other assets	402	317
Installment receivables, net	$1,220	$616
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
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	Successor
	September 30, 2014			March 31, 2014
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)
Unbilled	$1,003	$384	$1,387	$466	$242	$708
Billed - current	45	22	67	16	9	25
Billed - past due	17	23	40	5	2	7
Installment receivables, gross	$1,065	$429	$1,494	$487	$253	$740
Activity in the deferred interest and allowance for credit losses for the installment receivables for the six-month period ended September 30, 2014 was as follows:

	Successor
	Six Months Ended September 30,	Three Months Ended March 31,
	2014	2014
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$124	$13
Bad debt expense	188	44
Write-offs, net of recoveries	(94)	—
Change in deferred interest on short-term and long-term installment receivables	56	67
Deferred interest and allowance for credit losses, end of period	$274	$124

Note 5.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Short-term investments (consisting primarily of time deposits and commercial paper), totaling approximately $1.2 billion as of each of the Successor periods ended September 30, 2014 and March 31, 2014, are recorded at amortized cost, and the respective carrying amounts approximate fair value using quoted prices in active markets. The fair value of marketable equity securities totaling $45 million and $50 million as of the Successor periods ended September 30, 2014 and March 31, 2014, are measured on a recurring basis using quoted prices in active markets. The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Successor
	Carrying amount at September 30, 2014	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$31,816	$26,595	$4,954	$1,135	$32,684

	Successor
	Carrying amount at March 31, 2014	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,277	$27,516	$5,421	$1,262	$34,199

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Property plant and equipment for the six-month periods ended September 30, 2014 and 2013 included non-cash additions of approximately $570 million and $50 million, respectively, along with corresponding increases in "Accounts payable" and "Accrued expenses and other current liabilities." Also included in Property, plant and equipment for the Successor six-month period ended September 30, 2014 are non-cash additions of approximately $70 million related to leased handsets along with a corresponding decrease in "Device and accessory inventory."
The following table presents the components of property, plant and equipment, and the related accumulated depreciation:

	Successor
	September 30, 2014	March 31, 2014
	(in millions)
Land	$265	$265
Network equipment, site costs and related software	16,810	14,902
Buildings and improvements	752	745
Non-network internal use software, office equipment and other	1,084	866
Construction in progress	2,598	1,970
Less: accumulated depreciation	(3,952)	(2,449)
Property, plant and equipment, net	$17,557	$16,299

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At September 30, 2014, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations (see Note 3. Significant Transactions).
During the quarter ended June 30, 2014, the Company entered into definitive agreements with various counterparties to sell certain FCC licenses held by its Wireless Segment. During the quarter ended September 30, 2014, an agreement totaling $100 million received regulatory approval and was settled. As of September 30, 2014, the carrying value of FCC licenses still pending regulatory approval that was reclassed from FCC licenses into held for sale was approximately $200 million and is included within “Prepaid expenses and other current assets” on the consolidated balance sheets. These remaining sales are not expected to have a material impact on the Company's consolidated results of operations.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Successor
	March 31, 2014	Net Reductions		September 30, 2014
	(in millions)
FCC licenses	$36,043	$(178)		$35,865
Trademarks	5,935	—		5,935
Goodwill	6,383	(40)	(1)	6,343
	$48,361	$(218)		$48,143
 _________________

(1)
Net reduction to goodwill for the Successor six-month period ended September 30, 2014 of approximately $40 million was the result of purchase price allocation adjustments, which consisted of a $44 million decrease associated with the SoftBank Merger and a $4 million increase associated with the Clearwire Acquisition.

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

		Successor
		September 30, 2014			March 31, 2014
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(2,071)	$4,852	$6,923	$(1,289)	$5,634
Other intangible assets:
Favorable spectrum leases	23 years	884	(51)	833	884	(30)	854
Favorable tower leases	3 to 7 years	589	(134)	455	589	(80)	509
Trademarks	34 years	520	(19)	501	520	(12)	508
Other	4 to 10 years	67	(12)	55	60	(7)	53
Total other intangible assets		2,060	(216)	1,844	2,053	(129)	1,924
Total definite-lived intangible assets		$8,983	$(2,287)	$6,696	$8,976	$(1,418)	$7,558

Note 8.	Accounts Payable
Accounts payable at September 30, 2014 and March 31, 2014 include liabilities in the amounts of $81 million and $91 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

							Successor
	Interest Rates			Maturities			September 30, 2014	March 31, 2014
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2024	$9,000	$9,000
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
iPCS, Inc.	3.49%			2014			—	181
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Bank credit facility	2.75%			2018			—	—
Export Development Canada	3.58%			2015			500	500
Secured equipment credit facility	2.03%			2017			635	762
Financing obligation	6.09%			2021			301	327
Capital lease obligations and other	2.35	-	10.52%	2015	-	2023	158	187
Net premiums							1,259	1,408
							32,266	32,778
Less current portion							(808)	(991)
Long-term debt, financing and capital lease obligations							$31,458	$31,787
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of September 30, 2014, Sprint Corporation, the parent corporation, had $9.0 billion in principal amount of senior notes outstanding. In addition, as of September 30, 2014, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., and exchangeable notes issued by Clearwire Communications LLC, totaling $20.1 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indentures and financing arrangements governing certain of our subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. Except in the case of secured notes issued by Clearwire Communications LLC, the transfer of cash from subsidiaries to the parent corporation generally is not restricted.
Cash interest payments, net of amounts capitalized of $25 million and $14 million, totaled $1.2 billion and $309 million during the Successor six-month periods ended September 30, 2014 and 2013, respectively. Cash interest payments, net of amounts capitalized of $1 million and $14 million, totaled $6 million and $509 million during the Predecessor 10-day and 101-day periods ended July 10, 2013, respectively.
Notes
As of September 30, 2014, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable semi-annually in arrears. As of September 30, 2014, approximately $28.6 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014, approximately $20.1 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of September 30, 2014, approximately $300 million aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Credit Facilities
Bank credit facility
On February 10, 2014, the Company amended its unsecured revolving bank credit facility to provide additional lender commitments to bring the total capacity from $3.0 billion to $3.3 billion. The unsecured revolving bank credit facility expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of September 30, 2014, approximately $918 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $2.4 billion of borrowing capacity available under this facility as of September 30, 2014. The unsecured loan agreement with Export Development Canada (EDC Agreement) and secured equipment credit facility provide for terms similar to those of the revolving bank credit facility, except that under the terms of the EDC Agreement and the secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn. As of September 30, 2014, the EDC Agreement was fully drawn.
Secured equipment credit facility
As of September 30, 2014, both tranches of the secured equipment credit facility totaling $1.0 billion were fully drawn. We made a regularly scheduled principal repayment of $127 million during the Successor three and six-month periods ended September 30, 2014. The cost of funds under this facility includes a fixed interest rate of 2.03%, and export credit agency premiums and other fees that, in total, equate to an expected effective interest rate of approximately 6%. The facility is secured by a lien on the equipment purchased from Ericsson, Inc. and is fully and unconditionally guaranteed by Sprint Communications, Inc.
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
Covenants
Certain indentures and financing arrangements governing our debt also require compliance with various covenants, including covenants that limit the ability of the Company and its subsidiaries to sell all or substantially all of its assets, limit the ability of the Company and its subsidiaries to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, supplemental indentures and financing arrangements.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2014, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and other bank agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Note 10.	Severance and Exit Costs
For the Successor three and six-month periods ended September 30, 2014, we recognized lease exit costs primarily associated with call center and retail store closures as well as our network modernization plan and severance costs associated with reductions in our work force. In addition, we recognized access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit.
As a result of our network modernization and the completion of the significant transactions (see Note 3. Significant Transactions), we expect to incur additional exit costs in the future related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our Significant Transactions, such as further evaluation of the future use of Clearwire cell sites, among other initiatives. These additional exit costs are expected to range between approximately $75 million to $175 million, of which the majority are expected to be incurred by March 31, 2016.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	Successor
	March 31, 2014	Net Expense		Cash Payments and Other	September 30, 2014
	(in millions)
Lease exit costs	$650	$13	(1)	$(220)	$443
Severance costs	197	269	(2)	(177)	289
Access exit costs	124	29	(3)	(60)	93
	$971	$311		$(457)	$825
 _________________

(1)	For the Successor three and six-month periods ended September 30, 2014, we recognized costs of $10 million and $13 million ( Wireless only).

(2)
For the Successor three and six-month periods ended September 30, 2014, we recognized costs of $263 million ($228 million Wireless, $35 million Wireline) and $269 million ($233 million Wireless, $36 million Wireline), respectively.

(3)
For the Successor three and six-month periods ended September 30, 2014, we recognized costs of $11 million ($9 million Wireless, $2 million Wireline) and $29 million ($24 million Wireless, $5 million Wireline), respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Successor		Predecessor
	Six Months Ended September 30,		101 Days Ended July 10,
	2014	2013	2013
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$240	$274	$(367)
Effect of:
State income taxes, net of federal income tax effect	—	35	(31)
Change in federal and state valuation allowance	(297)	(327)	(1,145)
Other, net	1	(11)	(20)
Income tax expense	$(56)	$(29)	$(1,563)
Effective income tax rate	(8.2)%	(3.7)%	149.1%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in its valuation allowance of $297 million during the Successor six-month period ended September 30, 2014 primarily attributable to the net increase in deferred tax assets related to the federal and state net operating loss carryforwards generated during the period offset by a $73 million decrease related to the planned disposition of certain FCC licenses. The planned disposition of the FCC licenses results in the ability to schedule the reversal of the temporary difference to generate future taxable income during the net operating loss carryforward period when evaluating the ability to realize our deferred tax assets. The Company recognized income tax expense to increase the valuation allowance by $327 million and $1.1 billion during the Successor six-month period ended September 30, 2013 and Predecessor 101-day period ended July 10, 2013, respectively, on deferred tax assets primarily related to losses incurred during the period. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax expense of $56 million for the Successor six-month period ended September 30, 2014 is primarily attributable to taxable temporary differences from the tax amortization of FCC licenses during the period offset by a $73 million decrease in valuation allowance attributable to the planned disposition of certain FCC licenses. Income tax expense of $29 million for the Successor six-month period ended September 30, 2013 is primarily attributable to taxable temporary differences from amortization of FCC licenses. Income tax expense of $1.6 billion for the Predecessor 101-day period ended July 10, 2013 is primarily attributable to taxable temporary differences from the $2.9 billion gain on the previously-held equity interests in Clearwire. The gain on the previously-held equity interests in Clearwire was principally attributable to the increase in the fair value of FCC licenses held by Clearwire. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period.
As of September 30, 2014 and March 31, 2014, we maintained unrecognized tax benefits of $159 million and $160 million, respectively. Cash paid for income taxes, net was $40 million for the Successor six-month period ended September 30, 2014 and insignificant for the Successor six-month period ended September 30, 2013 as well as during the Predecessor 101-day period ended July 10, 2013.

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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications has appealed that order and the intermediate appellate court affirmed the order of the trial court. Our petition for leave to bring an interlocutory appeal to the highest court in New York was granted, and we expect briefing of that appeal to continue through 2014. We believe the complaint is without merit and intend to continue to defend this matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Eight related stockholder derivative suits have been filed against Sprint Communications and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to Sprint Communications and its stockholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, was dismissed by a federal court. Two suits were filed in state court in Johnson County, Kansas and one of those suits was dismissed as premature; and five suits are pending in federal court in Kansas. The remaining Kansas suits have been stayed. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Since the inception of the program, we have incurred payments of approximately $3.4 billion directly attributable to our performance under the Report and Order, including approximately $73 million during the Successor six-month period ended September 30, 2014. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred through September 30, 2014 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. During the Successor three-month period ended June 30, 2014, we received a cash payment of approximately $95 million, which represented a reimbursement of prior reconfiguration costs incurred by us that also benefited spectrum recently auctioned by the FCC. We do not expect any further reimbursements.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. On May 24, 2012, the FCC revised its rules to authorize Sprint to deploy wireless broadband services, such as CDMA and LTE, on its 800 MHz spectrum, including channels that become available to Sprint upon completion of the 800 MHz band reconfiguration program. We anticipate that the continuing reconfiguration progress will be sufficient to support the 800 MHz portion of our network modernization. In January 2013, we submitted a Request for Declaratory Ruling to the FCC requesting two items: (i) that it declare that Sprint will not owe any anti-windfall payment to the US Treasury, because we have exceeded the $2.8 billion of required expenditures, and (ii) that the FCC remove the $850 million minimum for the letter of credit and allow further reductions based on quarterly estimates of remaining obligations. In September 2014, the FCC granted, in part, our request by

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

authorizing our letter of credit to be reduced to $457 million, which was executed on October 6, 2014, with further quarterly reductions allowed upon approval of our requests. In addition, it directed the transition administrator to undertake an assessment of the anti-windfall calculation.
Guarantee Liabilities
Under certain of our wireless service plans, we offer an option to our subscribers to purchase, on a monthly basis, an annual trade-in right (the option). At the trade-in date, a subscriber who has elected to purchase a handset in an installment billing arrangement will receive a credit in the amount of the outstanding balance of the installment contract provided the subscriber trades-in an eligible used handset in good working condition and purchases a new handset from Sprint. Additionally, the subscriber must have purchased the option for the 12 consecutive months preceding the trade-in. When a subscriber elects the option, the total estimated arrangement proceeds associated with the subscriber are reduced by the estimated fair value of current customer obligation of the fixed-price trade-in credit (guarantee liability) and the remaining proceeds are allocated amongst the other deliverables in the arrangement. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used handset at trade-in, subscribers’ estimated remaining balance of the remaining installment payments, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned handset is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers who elected the option were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $429 million at September 30, 2014. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in. The total guarantee liabilities associated with the option, which are recorded in "Accrued expenses and other current liabilities" in the consolidated balance sheets, were immaterial.

Note 13.	Per Share Data
Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share adjusts basic net income (loss) per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities included in basic weighted average common shares outstanding) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 67 million and 66 million as of the Successor periods ended September 30, 2014 and 2013, respectively, in addition to all 55 million shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the SoftBank Merger and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018. For the Predecessor 101-day period ended July 10, 2013, outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 61 million, in addition to all 590 million shares issuable under the convertible bond issued by Sprint Communications to Starburst II in 2012.

Note 14.	Segments
Sprint operates two reportable segments: Wireless and Wireline.

•
Wireless primarily includes retail, wholesale, and affiliate revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale of wireless devices (handsets and tablets) and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.

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
Segment financial information is as follows:

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2014
Net operating revenues	$7,929	$555	$4	$8,488
Inter-segment revenues(1)	—	153	(153)	—
Total segment operating expenses	(6,559)	(681)	138	(7,102)
Segment earnings	$1,370	$27	$(11)	1,386
Less:
Depreciation				(898)
Amortization				(396)
Other, net(2)				(284)
Operating loss				(192)
Interest expense				(510)
Other income, net				8
Loss before income taxes				$(694)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2013
Net operating revenues	$7,159	$586	$4	$7,749
Inter-segment revenues(1)	—	191	(191)	—
Total segment operating expenses	(6,034)	(660)	193	(6,501)
Segment earnings	$1,125	$117	$6	1,248
Less:
Depreciation				(942)
Amortization				(461)
Other, net(2)				(203)
Operating loss				(358)
Interest expense				(416)
Other income, net				165
Loss before income taxes				$(609)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2014
Net operating revenues	$16,122	$1,148	$7	$17,277
Inter-segment revenues(1)	—	306	(306)	—
Total segment operating expenses	(12,959)	(1,392)	287	(14,064)
Segment earnings	$3,163	$62	$(12)	3,213
Less:
Depreciation				(1,766)
Amortization				(809)
Other, net(2)				(311)
Operating income				327
Interest expense				(1,022)
Other income, net				9
Loss before income taxes				$(686)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2013
Net operating revenues	$7,159	$586	$4	$7,749
Inter-segment revenues(1)	—	191	(191)	—
Total segment operating expenses	(6,034)	(660)	171	(6,523)
Segment earnings	$1,125	$117	$(16)	1,226
Less:
Depreciation				(942)
Amortization				(461)
Other, net(2)				(203)
Operating loss				(380)
Interest expense				(416)
Other income, net				12
Loss before income taxes				$(784)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the six months ended September 30, 2014	$2,109	$124	$156	$2,389
Capital expenditures for the six months ended September 30, 2013	$1,743	$73	$62	$1,878

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
10 Days Ended July 10, 2013
Net operating revenues	$858	$74	$—	$932
Inter-segment revenues(1)	—	24	(24)	—
Total segment operating expenses	(777)	(83)	23	(837)
Segment earnings	$81	$15	$(1)	95
Less:
Depreciation				(113)
Amortization				(8)
Other, net(2)				(14)
Operating loss				(40)
Interest expense				(275)
Equity in losses of unconsolidated investments			$(23)
Gain on previously-held equity interests			2,926	2,903
Other income, net				2
Income before income taxes				$2,590

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
101 Days Ended July 10, 2013
Net operating revenues	$9,036	$769	$4	$9,809
Inter-segment revenues(1)	—	239	(239)	—
Total segment operating expenses	(7,661)	(864)	235	(8,290)
Segment earnings	$1,375	$144	$—	1,519
Less:
Depreciation				(1,676)
Amortization				(77)
Other, net(2)				(680)
Operating loss				(914)
Interest expense				(703)
Equity in losses of unconsolidated investments			$(280)
Gain on previously-held equity interests			2,926	2,646
Other income, net				19
Income before income taxes				$1,048

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the 101 days ended July 10, 2013	$1,570	$110	$79	$1,759
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Other, net for the Successor three and six-month periods ended September 30, 2014 consists of $284 million and $311 million, respectively, of severance and exit costs. Other, net for both the Successor three and six-month periods ended September 30, 2013 consists of $103 million of severance and exit costs and $100 million of business combination fees paid to unrelated parties necessary for the transactions with SoftBank and Clearwire (included in our corporate segment and classified in our consolidated statements of comprehensive income (loss) as selling, general and administrative expenses). Other, net for the 101-day period ended July 10, 2013 consists of severance and exit costs of $627 million and $53 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire (included in our corporate segment and classified in our consolidated statements of comprehensive income (loss) as selling, general and administrative expenses). Other, net for the 10-day period ended July 10, 2013 consists of $32 million of severance costs primarily associated with the Clearwire Acquisition and $19 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire, partially offset by $37 million related to changes in estimates for lease exit costs previously recognized.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2014
Wireless services	$6,693	$—	$—	$6,693
Wireless equipment	1,039	—	—	1,039
Voice	—	294	(86)	208
Data	—	53	(22)	31
Internet	—	340	(41)	299
Other	197	21	—	218
Total net operating revenues	$7,929	$708	$(149)	$8,488

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2013
Wireless services	$6,399	$—	$—	$6,399
Wireless equipment	636	—	—	636
Voice	—	333	(120)	213
Data	—	57	(23)	34
Internet	—	373	(46)	327
Other	124	14	2	140
Total net operating revenues	$7,159	$777	$(187)	$7,749

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2014
Wireless services	$13,601	$—	$—	$13,601
Wireless equipment	2,145	—	—	2,145
Voice	—	621	(177)	444
Data	—	109	(46)	63
Internet	—	685	(79)	606
Other	376	39	3	418
Total net operating revenues	$16,122	$1,454	$(299)	$17,277

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2013
Wireless services	$6,399	$—	$—	$6,399
Wireless equipment	636	—	—	636
Voice	—	333	(120)	213
Data	—	57	(23)	34
Internet	—	373	(46)	327
Other	124	14	2	140
Total net operating revenues	$7,159	$777	$(187)	$7,749

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
10 Days Ended July 10, 2013
Wireless services	$769	$—	$—	$769
Wireless equipment	74	—	—	74
Voice	—	42	(15)	27
Data	—	7	(3)	4
Internet	—	47	(5)	42
Other	15	2	(1)	16
Total net operating revenues	$858	$98	$(24)	$932

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
101 Days Ended July 10, 2013
Wireless services	$7,996	$—	$—	$7,996
Wireless equipment	894	—	—	894
Voice	—	419	(137)	282
Data	—	94	(47)	47
Internet	—	479	(53)	426
Other	146	16	2	164
Total net operating revenues	$9,036	$1,008	$(235)	$9,809

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Note 15.	Related-Party Transactions
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
Equity in losses from Clearwire were $23 million and $280 million for the Predecessor 9-day and 100-day periods ended July 9, 2013, respectively. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor 9-day and 100-day periods ended July 9, 2013, include a $65 million derivative loss associated with the change in fair value of the embedded derivative. Subsequent to the Clearwire Acquisition, Clearwire is consolidated as a wholly-owned subsidiary of Sprint. Cost of services and products included in our consolidated statements of comprehensive income (loss) related to our agreement to purchase 4G services from Clearwire totaled $11 million and $106 million for the Predecessor 9-day and 100-day periods ended July 9, 2013, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial information for Clearwire for the 9-day and 100-day periods ended July 9, 2013, which preceded the Clearwire Acquisition, is as follows:

	9 Days Ended July 9,	100 Days Ended July 9,
	2013	2013
	(in millions)
Revenues	$31	$348
Operating expenses	(62)	(663)
Operating loss	$(31)	$(315)
Net loss from continuing operations before non-controlling interests	$(31)	$(447)
SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint has entered into various other arrangements with SoftBank or its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, device and accessory purchasing, and other services.
Specifically, we have arrangements with Brightstar US, Inc. (Brightstar), an affiliate controlled by SoftBank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used handsets and new accessories to them for their own purposes. The supply chain and inventory management agreement contemplates that Brightstar will purchase inventory from the OEMs to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. Until Brightstar successfully negotiates contracts with, and procures credit from, our existing original equipment manufacturers (OEMs), they will purchase handset and accessory inventory from us in order to fulfill orders within our indirect channel. In October 2014, we provided a $1.0 billion credit line to Brightstar to facilitate certain of these arrangements. As a result, we are shifting our concentration of credit risk away from our indirect channel partners to Brightstar. Because Brightstar is a wholly-owned subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, there can be no assurance that SoftBank will provide such support.
Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	Successor
	September 30, 2014	March 31, 2014
	(in millions)
Accounts receivable	$118	$—
Accounts payable	$7	$—

Consolidated statements of comprehensive (loss) income:	Successor (1)
	Three Months Ended September 30,	Six Months Ended September 30,
	2014	2014
	(in millions)
Net operating revenues	$102	$119
Cost of services and products	$78	$94
 _________________

(1)	Amounts for the all other reported periods were immaterial.
Additionally we have arrangements with a wholly-owned subsidiary of Brightstar (Brightstar Subsidiary) to procure devices and accessories on our behalf with certain third-party vendors under existing purchase arrangements Sprint has with those vendors as well as new vendor purchase arrangements entered into by the Brightstar Subsidiary. The procurement services include placing orders, processing invoices, receiving payments from us, making payments to our suppliers on our behalf and reselling devices to us. As compensation, under the device arrangement we pay a portion of

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

certain costs that Brightstar Subsidiary incurs plus a profit percentage. Under the accessory arrangement, we pay a percentage mark-up on the cost of accessory purchases. During the Successor three and six-month periods ended September 30, 2014, we procured, through the Brightstar Subsidiary, approximately $1.3 billion and $2.7 billion, respectively, of device and accessory inventory, which was sold in direct and indirect channels for which we paid immaterial fees to the Brightstar Subsidiary.
Amounts included in our consolidated balance sheets associated with these arrangements with the Brightstar Subsidiary were as follows:

	Successor
	September 30, 2014	March 31, 2014
	(in millions)
Device and accessory inventory	$704	$266
Accounts payable	$418	$205

Note 16.	Guarantor Financial Information
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement transaction with registration rights. On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement transaction with registration rights. Each of these issuances is fully and unconditionally guaranteed by Sprint Communications, Inc. (Subsidiary Guarantor), which is a 100 percent owned subsidiary of Sprint Corporation (Parent/Issuer). In connection with the foregoing, the registration rights agreements with respect to the notes each require the Company and Sprint Communications, Inc. to use their reasonable best efforts to cause an offer to exchange the notes for a new issue of substantially identical exchange notes registered under the Securities Act of 1933 to be completed within 540 days after the closing date of the respective offerings. In October 2014, we initiated an exchange offer for all of these notes, which is scheduled to expire in mid-November 2014. We will not receive any proceeds from this exchange offer.
Under the Subsidiary Guarantor's revolving bank credit facility and other bank agreements, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any Non-Guarantor Subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
In May 2014, certain wholly-owned subsidiaries of Sprint entered into a Receivables Facility arrangement to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. In connection with this arrangement, Sprint formed certain wholly-owned subsidiaries, which are bankruptcy remote SPEs and are included in the Non-Guarantor Subsidiaries condensed consolidated financial information (see Note 3. Significant Transactions).
The guarantor financial information distinguishes between the Predecessor period relating to Sprint Communications for periods prior to the SoftBank Merger and the Successor period relating to Sprint Corporation (formerly Starburst II), for periods subsequent to the incorporation of Starburst II on October 5, 2012. Additionally, because the Parent/Issuer column represents the activities of Sprint Corporation (formerly Starburst II), no Parent/Issuer financial information exists for the Predecessor periods which are prior to the SoftBank Merger. We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information as of the Successor periods ended September 30, 2014 and March 31, 2014, and for the Successor three and six-month periods ended September 30, 2014 and 2013 and the Predecessor 10-day and 101-day periods ended July 10, 2013.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

Successor
	As of September 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,488	$647	$—	$4,135
Short-term investments	—	1,132	35	—	1,167
Accounts and notes receivable, net	73	67	3,942	(140)	3,942
Device and accessory inventory	—	—	1,124	—	1,124
Deferred tax assets	—	—	90	—	90
Prepaid expenses and other current assets	—	16	796	—	812
Total current assets	73	4,703	6,634	(140)	11,270
Investments	—	1,114	58	(1,019)	153
Investments in subsidiaries	24,665	24,983	—	(49,648)	—
Property, plant and equipment, net	—	—	17,557	—	17,557
Due from consolidated affiliate	—	18,703	—	(18,703)	—
Note receivable from consolidated affiliate	9,000	—	—	(9,000)	—
Intangible assets
Goodwill	—	—	6,343	—	6,343
FCC licenses and other	—	—	41,800	—	41,800
Definite-lived intangible assets, net	—	—	6,696	—	6,696
Other assets	126	126	765	(126)	891
Total assets	$33,864	$49,629	$79,853	$(78,636)	$84,710
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,351	$—	$4,351
Accrued expenses and other current liabilities	75	482	5,022	(140)	5,439
Current portion of long-term debt, financing and capital lease obligations	—	—	808	—	808
Total current liabilities	75	482	10,181	(140)	10,598
Long-term debt, financing and capital lease obligations	9,000	14,903	8,574	(1,019)	31,458
Deferred tax liabilities	—	—	14,331	—	14,331
Note payable due to consolidated affiliate	—	9,000	—	(9,000)	—
Other liabilities	—	579	3,081	—	3,660
Due to consolidated affiliate	126	—	18,703	(18,829)	—
Total liabilities	9,201	24,964	54,870	(28,988)	60,047
Commitments and contingencies
Total stockholders' equity	24,663	24,665	24,983	(49,648)	24,663
Total liabilities and stockholders' equity	$33,864	$49,629	$79,853	$(78,636)	$84,710

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Three Months Ended September 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,488	$—	$8,488
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	4,801	—	4,801
Selling, general and administrative	—	—	2,301	—	2,301
Severance and exit costs	—	—	284	—	284
Depreciation	—	—	898	—	898
Amortization	—	—	396	—	396
	—	—	8,680	—	8,680
Operating loss	—	—	(192)	—	(192)
Other income (expense):
Interest income	169	23	1	(189)	4
Interest expense	(169)	(364)	(166)	189	(510)
(Losses) earnings of subsidiaries	(765)	(424)	—	1,189	—
Other income, net	—	—	4	—	4
	(765)	(765)	(161)	1,189	(502)
(Loss) income before income taxes	(765)	(765)	(353)	1,189	(694)
Income tax expense	—	—	(71)	—	(71)
Net (loss) income	(765)	(765)	(424)	1,189	(765)
Other comprehensive (loss) income	(7)	(7)	(1)	8	(7)
Comprehensive (loss) income	$(772)	$(772)	$(425)	$1,197	$(772)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Three Months Ended September 30, 2013
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$7,749	$—	$7,749
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	4,342	—	4,342
Selling, general and administrative	—	—	2,259	—	2,259
Severance and exit costs	—	—	103	—	103
Depreciation	—	—	942	—	942
Amortization	—	—	461	—	461
	—	—	8,107	—	8,107
Operating loss	—	—	(358)	—	(358)
Other income (expense):
Interest income	27	20	2	(45)	4
Interest expense	(26)	(214)	(221)	45	(416)
(Losses) earnings of subsidiaries	(795)	(603)	—	1,398	—
Other income, net	159	2	—	—	161
	(635)	(795)	(219)	1,398	(251)
(Loss) income before income taxes	(635)	(795)	(577)	1,398	(609)
Income tax expense	(64)	—	(26)	—	(90)
Net (loss) income	(699)	(795)	(603)	1,398	(699)
Other comprehensive income (loss)	4	4	—	(4)	4
Comprehensive (loss) income	$(695)	$(791)	$(603)	$1,394	$(695)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Six Months Ended September 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$17,277	$—	$17,277
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	9,479	—	9,479
Selling, general and administrative	—	—	4,585	—	4,585
Severance and exit costs	—	—	311	—	311
Depreciation	—	—	1,766	—	1,766
Amortization	—	—	809	—	809
	—	—	16,950	—	16,950
Operating income	—	—	327	—	327
Other income (expense):
Interest income	338	46	1	(378)	7
Interest expense	(338)	(732)	(330)	378	(1,022)
(Losses) earnings of subsidiaries	(742)	(56)	—	798	—
Other income, net	—	—	2	—	2
	(742)	(742)	(327)	798	(1,013)
(Loss) income before income taxes	(742)	(742)	—	798	(686)
Income tax expense	—	—	(56)	—	(56)
Net (loss) income	(742)	(742)	(56)	798	(742)
Other comprehensive (loss) income	(7)	(7)	(1)	8	(7)
Comprehensive (loss) income	$(749)	$(749)	$(57)	$806	$(749)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Six Months Ended September 30, 2013
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$7,749	$—	$7,749
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	4,342	—	4,342
Selling, general and administrative	22	—	2,259	—	2,281
Severance and exit costs	—	—	103	—	103
Depreciation	—	—	942	—	942
Amortization	—	—	461	—	461
	22	—	8,107	—	8,129
Operating loss	(22)	—	(358)	—	(380)
Other income (expense):
Interest income	41	20	1	(45)	17
Interest expense	(26)	(214)	(221)	45	(416)
(Losses) earnings of subsidiaries	(795)	(603)	—	1,398	—
Other (expense) income, net	(8)	2	1	—	(5)
	(788)	(795)	(219)	1,398	(404)
(Loss) income before income taxes	(810)	(795)	(577)	1,398	(784)
Income tax expense	(3)	—	(26)	—	(29)
Net (loss) income	(813)	(795)	(603)	1,398	(813)
Other comprehensive income (loss)	100	100	—	(100)	100
Comprehensive (loss) income	$(713)	$(695)	$(603)	$1,298	$(713)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Predecessor
	For the 10 Days Ended July 10, 2013
	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$932	$—	$932
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	567	—	567
Selling, general and administrative	—	289	—	289
Severance and exit costs	—	(5)	—	(5)
Depreciation	—	113	—	113
Amortization	—	8	—	8
	—	972	—	972
Operating loss	—	(40)	—	(40)
Other income (expense):
Interest income	3	—	(2)	1
Interest expense	(259)	(18)	2	(275)
Equity in losses of unconsolidated investments, net	—	(23)	—	(23)
Gain on previously-held equity interests	—	2,926	—	2,926
Earnings (losses) of subsidiaries	1,338	—	(1,338)	—
Other income, net	—	1	—	1
	1,082	2,886	(1,338)	2,630
Income (loss) before income taxes	1,082	2,846	(1,338)	2,590
Income tax expense	—	(1,508)	—	(1,508)
Net income (loss)	1,082	1,338	(1,338)	1,082
Other comprehensive (loss) income	(42)	5	(5)	(42)
Comprehensive income (loss)	$1,040	$1,343	$(1,343)	$1,040

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Predecessor
	For the 101 Days Ended July 10, 2013
	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$9,809	$—	$9,809
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	5,612	—	5,612
Selling, general and administrative	—	2,731	—	2,731
Severance and exit costs	—	627	—	627
Depreciation	—	1,676	—	1,676
Amortization	—	77	—	77
	—	10,723	—	10,723
Operating loss	—	(914)	—	(914)
Other income (expense):
Interest income	32	8	(22)	18
Interest expense	(550)	(175)	22	(703)
Equity in losses of unconsolidated investments, net	—	(280)	—	(280)
Gain on previously-held equity interests	—	2,926	—	2,926
Earnings (losses) of subsidiaries	3	—	(3)	—
Other income, net	—	1	—	1
	(515)	2,480	(3)	1,962
(Loss) income before income taxes	(515)	1,566	(3)	1,048
Income tax expense	—	(1,563)	—	(1,563)
Net (loss) income	(515)	3	(3)	(515)
Other comprehensive income (loss)	9	20	(20)	9
Comprehensive (loss) income	$(506)	$23	$(23)	$(506)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	For the Six Months Ended September 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(679)	$2,586	$(200)	$1,707
Cash flows from investing activities:
Capital expenditures	—	—	(2,389)	—	(2,389)
Expenditures relating to FCC licenses	—	—	(79)	—	(79)
Reimbursements relating to FCC licenses	—	—	95	—	95
Proceeds from sales and maturities of short-term investments	—	1,842	—	—	1,842
Purchases of short-term investments	—	(1,754)	(35)	—	(1,789)
Change in amounts due from/due to consolidated affiliates	—	(92)	—	92	—
Proceeds from sales of assets and FCC licenses	—	—	101	—	101
Other, net	—	—	(6)	—	(6)
Net cash (used in) provided by investing activities	—	(4)	(2,313)	92	(2,225)
Cash flows from financing activities:
Repayments of debt, financing and capital lease obligations	—	—	(363)	—	(363)
Proceeds from issuance of common stock, net	—	46	—	—	46
Intercompany dividends paid to parent	—	—	(200)	200	—
Change in amounts due from/due to consolidated affiliates	—	—	92	(92)	—
Net cash provided by (used in) financing activities	—	46	(471)	108	(317)
Net decrease in cash and cash equivalents	—	(637)	(198)	—	(835)
Cash and cash equivalents, beginning of period	—	4,125	845	—	4,970
Cash and cash equivalents, end of period	$—	$3,488	$647	$—	$4,135

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	For the Six Months Ended September 30, 2013
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11	$150	$891	$(350)	$702
Cash flows from investing activities:
Capital expenditures	—	—	(1,878)	—	(1,878)
Expenditures relating to FCC licenses	—	—	(31)	—	(31)
Acquisitions, net of cash acquired	(16,640)	2,528	—	—	(14,112)
Proceeds from sales and maturities of short-term investments	—	329	150	—	479
Purchases of short-term investments	(200)	(615)	—	—	(815)
Increase in restricted cash	—	(2,655)	(395)	—	(3,050)
Change in amounts due from/due to consolidated affiliates	—	(2,542)	—	2,542	—
Investment in consolidated affiliate	(1,600)	—	—	1,600	—
Proceeds from sales of assets and FCC licenses	—	—	3	—	3
Intercompany note advance to consolidated affiliate	(6,401)	—	—	6,401	—
Other, net	—	—	(3)	—	(3)
Net cash (used in) provided by investing activities	(24,841)	(2,955)	(2,154)	10,543	(19,407)
Cash flows from financing activities:
Proceeds from debt and financings	6,500	—	326	—	6,826
Repayments of debt and capital lease obligations	—	—	(497)	—	(497)
Debt financing costs	(99)	—	(8)	—	(107)
Proceeds from issuance of common stock, net	18,540	12	—	—	18,552
Intercompany dividends paid to parent	—	—	(350)	350	—
Change in amounts due from/due to consolidated affiliates	—	—	2,542	(2,542)	—
Intercompany note advance from parent	—	6,401	—	(6,401)	—
Equity contribution from parent	—	1,600	—	(1,600)	—
Other, net	(14)	—	—	—	(14)
Net cash provided by (used in) financing activities	24,927	8,013	2,013	(10,193)	24,760
Net increase in cash and cash equivalents	97	5,208	750	—	6,055
Cash and cash equivalents, beginning of period	3	—	—	—	3
Cash and cash equivalents, end of period	$100	$5,208	$750	$—	$6,058

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Predecessor
	For the 101 Days Ended July 10, 2013
	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(349)	$2,080	$—	$1,731
Cash flows from investing activities:
Capital expenditures	—	(1,759)	—	(1,759)
Expenditures relating to FCC licenses	—	(70)	—	(70)
Acquisitions, net of cash acquired	(4,039)	—	—	(4,039)
Investment in Clearwire (including debt securities)	—	(228)	—	(228)
Proceeds from sales and maturities of short-term investments	1,164	—	—	1,164
Purchases of short-term investments	(295)	—	—	(295)
Change in amounts due from/due to consolidated affiliates	(136)	—	136	—
Proceeds from sales of assets and FCC licenses	—	4	—	4
Other, net	—	(4)	—	(4)
Net cash (used in) provided by investing activities	(3,306)	(2,057)	136	(5,227)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	—	(303)	—	(303)
Debt financing costs	(1)	—	—	(1)
Proceeds from issuance of common stock, net	53	—	—	53
Change in amounts due from/due to consolidated affiliates	—	136	(136)	—
Net cash provided by (used in) financing activities	52	(167)	(136)	(251)
Net decrease in cash and cash equivalents	(3,603)	(144)	—	(3,747)
Cash and cash equivalents, beginning of period	5,124	1,151	—	6,275
Cash and cash equivalents, end of period	$1,521	$1,007	$—	$2,528

Note 17.	Subsequent Events
In October 2014, we amended our revolving bank credit facility that expires in February 2018 to modify, among other things, the terms and conditions as it relates to the required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.5 to 1.0 through the quarter ended December 31, 2015, 6.25 to 1.0 through the quarter ended December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The amended facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for our Leverage Ratio to remain in compliance. In addition, Sprint Corporation was added as a guarantor of this credit facility.
We have recently engaged in discussions with our existing lenders for both the unsecured EDC Agreement and secured equipment credit facility and intend to modify the terms to provide for terms similar to those of the revolving bank credit facility that was amended in October 2014. If we are unsuccessful in our efforts, we could pay all amounts outstanding under the EDC Agreement and secured equipment credit facility prior to exceeding the current covenant ratio requirements, which are currently more restrictive than the amended revolving bank credit facility. To the extent we are unsuccessful in our efforts to amend the EDC Agreement and secured equipment credit facility, we expect to have the ability and could pay off all amounts outstanding under these two facilities, which totaled $1.1 billion as of September 30, 2014.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Corporation, including its consolidated subsidiaries, is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods (each as defined within "Results of Operations"), and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
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
Postpaid
In our postpaid portfolio, we recently launched the Sprint Family Share Pack, Sprint $60 Unlimited Plan and an exclusive rate plan for the iPhone 6 and 6 Plus, Sprint Simply Unlimited Plan. The Sprint Family Share Pack is available to new and eligible existing subscribers, and allows subscribers to share data across up to ten lines of service under one account. Subscribers choose a shared monthly data allowance starting at $20 per month for 1 gigabyte (GB) of data. For each handset, subscribers pay an access charge which includes unlimited talk and text and ranges from $15 to $40 per month depending on how the subscriber chooses to purchase a handset and the size of data allowance selected. Subscribers may also add data access at $10 per month per tablet or $20 per month per mobile broadband device or hotspot. The Sprint $60 Unlimited Plan is also available to new and eligible existing subscribers, and includes unlimited talk, text and data while on the Sprint network for $60 per line per month with the purchase of a handset at full retail price or the lease of a handset. The Sprint Simply Unlimited Plan is available to new and eligible existing subscribers, and includes unlimited talk, text and data while on the

Sprint network for $50 per line per month for subscribers who purchase at full retail price or lease the iPhone 6 or 6 Plus. Qualified subscribers have the option to lease an iPhone 6 or 6 Plus through the iPhone for Life Plan at $20 per month for an iPhone 6 (16 GB) or $25 per month for an iPhone 6 Plus (16 GB) with no upfront cost for the handset for qualified customers. The terms of the iPhone for Life Plan do not require the subscriber to execute a traditional, two-year wireless service contract.
Subscribers may purchase an eligible handset at full retail price under an installment contract payable over 24 months through the use of the Sprint Easy PaySM program and may pay an additional $5 per month per handset line to upgrade to a new handset as early as every 12 months if they turn in their handset. The terms of the Sprint Easy Pay program do not require the subscriber to execute a traditional, two-year wireless service contract.
We also offer price plans tailored to new and eligible existing business subscribers such as Sprint Business Share Plans, which provide for monthly unlimited talk and text and allow business decision makers to choose buckets of data for a certain number of lines of service to suit their needs. In addition, in July 2014, we launched Sprint Business Fusion Plans, which start at $15 per month with a qualifying handset purchase and include unlimited talk and text and Sprint Direct Connect and allow subscribers to choose unlimited data or share a pool of data among users for an additional fee. Subscribers also have the choice to add other devices to the shared pool of data, including tablets, mobile broadband cards, mobile hotspots, routers and machine-to-machine devices.
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Sprint Prepaid primarily serves subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile serves subscribers with our Data Boost Plans, which offer subscribers unlimited text and talk with step pricing based on their preferred data usage for a lower monthly fee and double the data than our previously offered Monthly Unlimited Select plans. Virgin Mobile primarily serves subscribers with our new Virgin Mobile Unlimited plans and our broadband plan, Broadband2GoSM, which offer subscribers control, flexibility and connectivity through various plan options and communication vehicles. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers, in certain states, who meet income requirements or are receiving government assistance, with a free wireless phone, 250 free local and long-distance voice minutes each month and unlimited free texts.
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
Business Strategies and Key Priorities
The communications industry continues to compete on the basis of network performance and quality, types of services and devices offered, and price. Our business strategy is to be responsive to changing customer mobility demands by being innovative and differentiated in the marketplace. Our future growth plans and strategy revolve around achieving the following three key priorities:

•	Provide the best value;

•	Enhance network coverage and capacity; and

•	Operationalize a more effective cost structure.
We strive to provide the best value through several new offerings of unlimited talk, text and data, and we also offer a broad selection of some of the most desired and iconic devices. We continue to enhance our network coverage, capacity and data speeds utilizing our unique spectrum portfolio to provide broad market coverage for voice and data, focusing on in-building penetration improvements. We are also re-evaluating our cost structure for opportunities to reduce costs to be more in-line with our competitors and the new price plans we are offering.

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
In connection with the close of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. In addition, in order to align with SoftBank’s reporting schedule, our Board of Directors approved a change in fiscal year end to March 31, effective March 31, 2014. References herein to fiscal year 2014 refer to the twelve-month period ending March 31, 2015.
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
We are also modifying our existing backhaul architecture to enable increased capacity to our network at a lower cost by utilizing Ethernet as opposed to our existing time division multiplexing (TDM) technology. We are incurring termination costs associated with our TDM contractual commitments with third-party vendors on an on-going basis, and expect future termination costs will range between approximately $25 million to $75 million, the majority of which we expect will be recorded by March 31, 2016.
As of the date of the Clearwire Acquisition, Clearwire had deployed WiMAX technology on approximately 17,000 cell towers and was in the process of deploying 4G LTE technology using the 2.5 GHz spectrum on certain sites. We have evaluated our consolidated cell tower portfolio, including the 17,000 cell towers obtained in the Clearwire Acquisition, and identified approximately 6,500 redundant sites that we expect to no longer utilize. We expect lease exit costs recorded in future periods associated with these redundant sites to range between approximately $50 million to $100 million on a net present value basis. The timing of lease exit charges will be dependent upon the date we cease utilizing these sites without future economic benefit. We have continued to deploy 4G LTE technology using the 2.5 GHz spectrum on approximately 10,000 of the remaining Clearwire sites, of which 6,800 have now been completed. We plan to cease using WiMAX technology by the end of calendar year 2015.
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
Installment Billing Programs
During 2013, wireless carriers introduced new plans that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. In the latter part of 2013, AT&T, Verizon Wireless and T-Mobile each launched early upgrade programs that included an option to purchase a handset using an installment billing program. Sprint offers our own handset installment billing program called Sprint Easy Pay.
Under the Sprint Easy Pay installment billing program, we expect to recognize a majority of the revenue associated with future expected installment payments at the time of sale of the handset. As compared to our traditional subsidized plans, this results in better alignment of the equipment revenue with the cost of the handset, which is expected to reduce the amount of subsidy recognized in our operating results. Additionally, Sprint is offering lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full retail price of the handset or purchases the handset under our Sprint Easy Pay program. As the adoption rates of these plans increase throughout our base of subscribers, we expect Sprint platform postpaid average revenue per user (ARPU) to continue to decline as a result of lower pricing associated with our new service plans as compared to our traditional plans; however, as a result of Sprint Easy Pay, we also expect reduced equipment net subsidy expense to partially offset these declines. Since inception, these lower priced plans combined with the Sprint Easy Pay program have been accretive to earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that Sprint Easy Pay will require a greater use of operating cash flows in the earlier part of the installment contract as the subscriber will pay less upfront than traditional plans because they are financing the handset over 24 months.

RESULTS OF OPERATIONS
As discussed above, both the Clearwire Acquisition and the SoftBank Merger were completed in July 2013. As a result of these transactions, the assets and liabilities of Sprint Communications and Clearwire were adjusted to estimated fair value on the respective closing dates. The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information represents the activity and accounts of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the close of the SoftBank Merger on July 10, 2013 and Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively following completion of the SoftBank Merger, beginning on July 11, 2013, for the 82 day period (Post-merger period). The accounts and operating activity of Starburst II prior to the close of the SoftBank Merger primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for the 10-day and 101-day periods ended July 10, 2013 prior to the SoftBank Merger.
The following discussion covers results for the Successor three and six-month periods ended September 30, 2014 as compared to 2013. Results for the Successor six-month period ended September 30, 2014 compared to the combined six-month period ended September 30, 2013 are also discussed, to the extent necessary, to provide an analysis of results on comparable periods although the basis of presentation may not be comparable due to the application of the acquisition method of accounting. Results for the combined three-month period ended September 30, 2014 compared to the combined three-month period ended September 30, 2013 are not discussed as the Successor discussions for that period are considered sufficient to describe the significant trends in the business since the activity from July 1, 2013 through July 10, 2013 (10-day period ended July 10, 2013) is immaterial for the quarter ended September 30, 2013 (or is already described in the Predecessor Period of 10 and 101 Days Ended July 10, 2013 section below).
Predecessor 10-Day and 101-Day Periods Ended July 10, 2013
Significant changes in the underlying trends affecting the Company's consolidated results of operations and net loss for the 10 and 101 days ended July 10, 2013 were as follows:

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

Consolidated Results of Operations
The following table provides the Successor three and six-month periods ended September 30, 2014 and 2013, the Predecessor 10-day and 101-day periods ended July 10, 2013, and the combined three and six-month periods ended September 30, 2013.

	Successor				Predecessor		Combined
	Three Months Ended		Six Months Ended		10 Days Ended	101 Days Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,		July 10, 2013		September 30,
	2014	2013	2014	2013	2013	2013	2013	2013
	(in millions)
Wireless segment earnings	$1,370	$1,125	$3,163	$1,125	$81	$1,375	1,206	2,500
Wireline segment earnings	27	117	62	117	15	144	132	261
Corporate, other and eliminations	(11)	6	(12)	(16)	(1)	—	5	(16)
Consolidated segment earnings	1,386	1,248	3,213	1,226	95	1,519	1,343	2,745
Depreciation	(898)	(942)	(1,766)	(942)	(113)	(1,676)	(1,055)	(2,618)
Amortization	(396)	(461)	(809)	(461)	(8)	(77)	(469)	(538)
Other, net	(284)	(203)	(311)	(203)	(14)	(680)	(217)	(883)
Operating income (loss)	(192)	(358)	327	(380)	(40)	(914)	(398)	(1,294)
Interest expense	(510)	(416)	(1,022)	(416)	(275)	(703)	(691)	(1,119)
Equity in losses of unconsolidated investments, net	—	—	—	—	(23)	(280)	(23)	(280)
Gain on previously-held equity interests	—	—	—	—	2,926	2,926	2,926	2,926
Other income, net	8	165	9	12	2	19	167	31
Income tax expense	(71)	(90)	(56)	(29)	(1,508)	(1,563)	(1,598)	(1,592)
Net (loss) income	$(765)	$(699)	$(742)	$(813)	$1,082	$(515)	$383	$(1,328)
Depreciation Expense
Depreciation expense decreased $44 million, or 5%, and increased $824 million, or 87%, in the Successor three and six-month periods ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease in the Successor three-month period ended September 30, 2014 compared to the same period in 2013 is primarily due to equipment not being used for Network Vision becoming fully depreciated at December 31, 2013 partially offset by increased depreciation on new asset additions. The increase in the Successor six-month period ended September 30, 2014 compared to the same period in 2013 is primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013.
Successor Six-Month Period Ended September 30, 2014 and Combined Six-Month Period Ended September 30, 2013
Our Network Vision deployment, which began in late 2011, as well as the shut down of the Nextel platform on June 30, 2013, resulted in incremental charges during earlier stages of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which continued to have an impact on our results of operations in 2013. The incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $430 million during the Predecessor three-month period ended June 30, 2013, of which the majority related to the Nextel platform, which was shut down on June 30, 2013, compared to no such accelerated depreciation in 2014. In addition to the explanations above and the effect of accelerated depreciation in the Predecessor period, the depreciation expense also decreased by approximately $90 million for the Successor six-month period ended September 30, 2014 as a result of purchase accounting adjustments in 2013.
Amortization Expense
Amortization expense decreased $65 million, or 14%, and increased $348 million, or 75%, in the Successor three and six-month periods ended September 30, 2014 as compared to the same periods in 2013. The decrease in the three-month period ended September 30, 2014 as compared to the same period in 2013 is primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time. The increase in the six-month period ended September 30, 2014 as compared to the same period in 2013 is primarily due to amortization expense for a full six-month period in 2014 as compared to the shortened Post-merger period in 2013.
Successor Six-Month Period Ended September 30, 2014 and Combined Six-Month Period Ended September 30, 2013
In addition to the explanations above, incremental amortization expense of approximately $350 million was incurred for the Successor six-month period ended September 30, 2014, which was primarily attributable to the recognition of customer relationships of approximately $6.9 billion as a result of the SoftBank Merger.
Other, net
The following table provides additional information regarding items included in "Other, net" for the Successor three and six-month periods ended September 30, 2014 and 2013, the Predecessor 10-day and 101-day periods ended July 10, 2013, and the combined three and six-month periods ended September 30, 2013.

	Successor				Predecessor		Combined
	Three Months Ended		Six Months Ended		10 Days Ended	101 Days Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,		July 10,		September 30,
	2014	2013	2014	2013	2013	2013	2013	2013
	(in millions)
Severance and exit costs	$(284)	$(103)	$(311)	$(103)	$5	$(627)	$(98)	$(730)
Other	—	(100)	—	(100)	(19)	(53)	(119)	(153)
Total	$(284)	$(203)	$(311)	$(203)	$(14)	$(680)	$(217)	$(883)
Other, net represented an expense of $284 million and $311 million in the Successor three and six-month periods ended September 30, 2014, respectively, as compared to an expense of $203 million in each of the same periods in 2013. Severance and exit costs for the Successor three and six-month periods ended September 30, 2014 included $263 million and $269 million, respectively, of severance primarily associated with reductions in force and $10 million and $13 million, respectively, of lease exit costs primarily associated with call center and retail store closures as well as the network modernization plan. In addition, for the Successor three and six-month periods ended September 30, 2014 we recognized $11 million and $29 million, respectively, of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Severance and exit costs for both the Successor three and six-month periods ended September 30, 2013 included $41 million of severance primarily associated with reductions in force and $45 million of lease exit costs associated with taking the remaining Nextel platform sites off-air and $24 million related to payments that will continue to be made under our backhaul access contracts, which will have no future economic benefit, of which $7 million was recognized as "Cost of services and products." The amount reflected in "Other" above for the Successor three and six-month periods ended September 30, 2013 consists of business combination expenses classified within selling, general and administrative expense in our consolidated statement of comprehensive (loss) income.
Successor Six-Month Period Ended September 30, 2014 and Combined Six-Month Period Ended September 30, 2013
In addition to the explanations above, exit costs in the Combined six-month period ended September 30, 2013 also include lease exit costs of $470 million primarily associated with taking certain Nextel platform sites off-air as of June 30, 2013 and $144 million related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Of the $144 million, $28 million was recognized as "Cost of services and products" and $116 million (solely attributable to Wireless) was recognized in "Severance and exit costs." We also recognized $41 million of severance related to reductions in force in the Predecessor 101-day period ended July 10, 2013. "Other" for the Predecessor 101-day period ended July 10, 2013 included $53 million of business combination expenses.
Interest Expense
Interest expense increased $94 million, or 23%, and $606 million, or 146%, in the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013, primarily due to interest associated with debt issued in September and December 2013 as well as comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.4 billion and $32.5 billion was 6.4% for both the Successor three and six-month periods ended September 30, 2014, respectively. As a result of the Clearwire and SoftBank transactions, the Company's consolidated debt balance was approximately $33.6 billion as of September 30, 2013. The effective interest rate for the

Combined six-month period ended September 30, 2013 was 8.6% based on a weighted average long-term debt balance of $26.5 billion.
See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Equity in Losses of Unconsolidated Investments, net
As a result of the Clearwire Acquisition on July 9, 2013 and the resulting consolidation of Clearwire results of operations into the accounts of the Company, the Successor period results of operations do not reflect any equity in losses of unconsolidated investments. The equity in losses of unconsolidated investments, net in the Predecessor periods primarily consists of our proportionate share of losses from our equity method investment in Clearwire. Equity in losses from Clearwire were $23 million and $280 million for the Predecessor 9-day and 100-day periods ended July 9, 2013, respectively.
Equity in losses from Clearwire for the 100-day period ended July 9, 2013 included a $65 million derivative loss associated with the change in fair value of the embedded derivative resulting from the exchangeable notes between Clearwire and Sprint.
Other income, net
The following table provides additional information on items included in "Other income, net" for the Successor three and six-month periods ended September 30, 2014 and 2013, the Predecessor 10-day and 101-day periods ended July 10, 2013, and the combined three and six-month periods ended September 30, 2013.

	Successor				Predecessor		Combined
	Three Months Ended		Six Months Ended		10 Days Ended	101 Days Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,		July 10,		September 30,
	2014	2013	2014	2013	2013	2013	2013	2013
	(in millions)
Interest income	$4	$4	$7	$17	$1	$18	$5	$35
Gain on early retirement of debt	—	8	—	8	—	—	8	8
Other, net	4	153	2	(13)	1	1	154	(12)
Total	$8	$165	$9	$12	$2	$19	$167	$31
Other income, net represented income of $8 million and $9 million for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to income of $165 million and $12 million in the Successor three and six-month periods ended September 30, 2013, respectively, and income of $2 million and $19 million in the Predecessor 10-day and 101-day periods ended July 10, 2013, respectively. Other, net in the Successor three and six-month periods ended September 30, 2013 primarily consisted of $159 million of income related to the recognition of the remaining unaccreted convertible bond discount. In addition, the Successor six-month period ended September 30, 2013 included a $167 million loss related to the embedded derivative associated with the convertible bond between Starburst II and Sprint Communications, Inc.
Income Taxes
The Successor period income tax expense of $71 million and $56 million for the three and six-month periods ended September 30, 2014, respectively, represented a consolidated effective tax rate of approximately (10)% and (8)%, respectively. The Successor period income tax expense of $90 million and $29 million for the three and six-month periods ended September 30, 2013, respectively, represented a consolidated effective tax rate of approximately (15)% and (4)%, respectively. The $56 million tax expense for the six-month period ended September 30, 2014 was primarily attributable to an increase in taxable temporary differences from the amortization of FCC licenses for income tax purposes partially offset by a $73 million decrease in the valuation allowance on deferred tax assets resulting from the planned disposition of certain FCC licenses. The $71 million tax expense for the Successor three-month period ended September 30, 2014 and tax expense of $90 million and $29 million for the Successor three and six-month periods ended September 30, 2013, respectively, were primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses. The income tax expense of $1.5 billion and $1.6 billion for the Predecessor 10-day and 101-day periods ended July 10, 2013, respectively, is primarily attributable to the recognition of tax expense on the $2.9 billion gain on previously-held equity interests in Clearwire.

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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings (loss) for the Successor three and six-month periods ended September 30, 2014. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first-time subscribers. During 2013, wireless carriers also began to introduce new plans that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. As the adoption rates of these plans increase throughout our base of subscribers, we expect postpaid ARPU to continue to decline as a result of lower pricing associated with our new service plans. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as ARPU. We have experienced net losses of postpaid handset subscribers over the last few quarters. The net loss of these postpaid handset subscribers in the period beginning April 1, 2014 through the quarter ended September 30, 2014 is expected to cause wireless service revenue to be approximately $450 million lower for the remainder of this fiscal year and approximately $900 million lower for fiscal year 2015 than it would have been had those subscribers not been lost. The expected negative impact to service revenue and wireless segment earnings as a result of these subscriber losses is expected to be partially mitigated by net adds of tablets and connected devices experienced during the same period and increases in equipment revenue due to subscribers migrating to installment billing. If the trend of handset subscriber net losses continues, we expect to see increased pressure on segment earnings.We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers, in addition to evaluating our cost model to operationalize a more effective cost structure that better matches our new service plans, which we believe may help to relieve some of the pressure we expect on earnings. Since the release of our new price plans, recent results show improvement in trends of handset losses.

The following table provides an overview of the results of operations of our Wireless segment for the Successor three and six-month periods ended September 30, 2014 and 2013, the Predecessor 10-day and 101-day periods ended July 10, 2013, and the combined three and six-month periods ended September 30, 2013.

	Successor				Predecessor		Combined
	Three Months Ended		Six Months Ended		10 Days Ended	101 Days Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,		July 10,		September 30,
Wireless Segment Earnings	2014	2013	2014	2013	2013	2013	2013	2013
	(in millions)
Sprint platform	$5,377	$5,201	$10,930	$5,201	$634	$6,469	$5,835	$11,670
Nextel platform	—	—	—	—	—	74	—	74
Total postpaid	5,377	5,201	10,930	5,201	634	6,543	5,835	11,744
Sprint platform	1,197	1,028	2,418	1,028	132	1,408	1,160	2,436
Nextel platform	—	—	—	—	—	17	—	17
Total prepaid	1,197	1,028	2,418	1,028	132	1,425	1,160	2,453
Other(1)	119	170	253	170	3	28	173	198
Retail service revenue	6,693	6,399	13,601	6,399	769	7,996	7,168	14,395
Wholesale, affiliate and other	197	124	376	124	15	146	139	270
Total service revenue	6,890	6,523	13,977	6,523	784	8,142	7,307	14,665
Cost of services (exclusive of depreciation and amortization)	(1,988)	(2,087)	(4,037)	(2,087)	(240)	(2,532)	(2,327)	(4,619)
Service gross margin	4,902	4,436	9,940	4,436	544	5,610	4,980	10,046
Service gross margin percentage	71%	68%	71%	68%	69%	69%	68%	69%
Equipment revenue	1,039	636	2,145	636	74	894	710	1,530
Cost of products	(2,372)	(1,872)	(4,530)	(1,872)	(281)	(2,579)	(2,153)	(4,451)
Equipment net subsidy	(1,333)	(1,236)	(2,385)	(1,236)	(207)	(1,685)	(1,443)	(2,921)
Equipment net subsidy percentage	(128)%	(194)%	(111)%	(194)%	(280)%	(188)%	(203)%	(191)%
Selling, general and administrative expense	(2,199)	(2,075)	(4,392)	(2,075)	(256)	(2,550)	(2,331)	(4,625)
Wireless segment earnings	$1,370	$1,125	$3,163	$1,125	$81	$1,375	$1,206	$2,500
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. We also categorize our retail subscribers as prime and subprime based upon subscriber credit profiles. We use proprietary scoring systems that measure the credit quality of our subscribers using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate subscriber credit profiles. On the Sprint platform, the mix of prime postpaid subscribers to total postpaid subscribers was 82% as of September 30, 2014 and 2013. Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships as well as other arrangements through which wireless services are sold by Sprint to other companies that resell those services to subscribers.
Retail service revenue increased $294 million, or 5%, and $7.2 billion, or 113%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase was primarily due to comparing results for the full three or six-month period in 2014 to the shortened Post-merger periods in 2013 as well as a decline in certain plan discounts and customer credits. These increases were partially offset by growth in tablet sales and postpaid subscribers on our new plans that tend to carry a lower average revenue per subscriber combined with the loss of postpaid and prepaid subscribers due to churn.
Wholesale, affiliate and other revenues increased $73 million, or 59%, and $252 million, or 203%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013 primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013 as well as interest revenue associated with installment billing on handsets and an increase in revenues resulting from acquisitions in 2013. Approximately 47% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers for the Successor three and six-month periods ended September 30, 2014 and 2013, the Predecessor 10-day and 101-day periods ended July 10, 2013, and the combined three and six-month periods ended September 30, 2013. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2013 may be found in the tables on the following pages.

	Successor				Predecessor		Combined
	Three Months Ended		Six Months Ended		10 Days Ended	101 Days Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,		July 10,		September 30,
	2014	2013	2014	2013	2013	2013	2013	2013
	(subscribers in thousands)
Average postpaid subscribers	30,079	31,125	30,226	31,125	30,583	31,053	31,020	31,062
Average prepaid subscribers	15,117	16,015	15,246	16,015	15,244	15,890	15,895	15,927
Average retail subscribers	45,196	47,140	45,472	47,140	45,827	46,943	46,915	46,989
The table below summarizes ARPU for the Successor three and six-month periods ended September 30, 2014 and 2013, the Predecessor 10-day and 101-day periods ended July 10, 2013, and the combined three and six-month periods ended September 30, 2013. Additional information about ARPU for each quarter since the quarter ended June 30, 2013 may be found in the tables on the following pages.

	Successor				Predecessor		Combined
	Three Months Ended		Six Months Ended		10 Days Ended	101 Days Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,		July 10,		September 30,
	2014	2013	2014	2013	2013	2013	2013	2013
ARPU(1):
Postpaid	$60.24	$63.48	$60.95	$63.48	$64.55	$63.68	$63.69	$63.64
Prepaid	$27.73	$25.86	$27.85	$25.86	$26.96	$27.01	$26.04	$26.53
Average retail	$49.36	$50.70	$49.85	$50.70	$52.04	$51.27	$50.93	$51.06
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

Postpaid ARPU for the Successor three and six-month periods ended September 30, 2014 decreased as compared to the same periods in 2013 primarily due to growth in sales of tablets, which carry a lower revenue per subscriber combined with the impact of subscriber migration to many of our new service plans, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2014 as a result of lower service fees associated with many of our new price plans, and a continued increase in tablet mix that carry a lower ARPU; however, as a result of Sprint Easy Pay, we expect reduced equipment net subsidy expense to partially offset these declines. Prepaid ARPU for the Successor three and six-month periods ended September 30, 2014 increased compared to the same periods in 2013 primarily due to the impact of a higher revenue per subscriber carried by subscribers acquired in the Clearwire Acquisition combined with an increase in ARPU among other prepaid brands as subscribers chose higher priced plans.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	194	(360)	58	(231)	(181)	(272)
Prepaid	(486)	84	322	(364)	(542)	35
Wholesale and affiliates(2)	(228)	181	302	212	503	827
Total Sprint platform	(520)	(95)	682	(383)	(220)	590
Nextel platform:
Postpaid	(1,060)	—	—	—	—	—
Prepaid	(255)	—	—	—	—	—
Total Nextel platform	(1,315)	—	—	—	—	—
Transactions(2):
Postpaid	(179)	(175)	(127)	(102)	(64)	(64)
Prepaid	(20)	(56)	(103)	(51)	(77)	(55)
Wholesale	—	13	25	69	27	13
Total Transactions	(199)	(218)	(205)	(84)	(114)	(106)

Total retail postpaid	(1,045)	(535)	(69)	(333)	(245)	(336)
Total retail prepaid	(761)	28	219	(415)	(619)	(20)
Total wholesale and affiliate	(228)	194	327	281	530	840
Total Wireless	(2,034)	(313)	477	(467)	(334)	484

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(4)	30,451	30,091	30,149	29,918	29,737	29,465
Prepaid	15,215	15,299	15,621	15,257	14,715	14,750
Wholesale and affiliates(2)(3)(4)	7,710	7,862	8,164	8,376	8,879	9,706
Total Sprint platform	53,376	53,252	53,934	53,551	53,331	53,921
Transactions(2):
Postpaid	173	815	688	586	522	458
Prepaid	39	704	601	550	473	418
Wholesale	—	106	131	200	227	240
Total Transactions	212	1,625	1,420	1,336	1,222	1,116

Total retail postpaid(4)	30,624	30,906	30,837	30,504	30,259	29,923
Total retail prepaid	15,254	16,003	16,222	15,807	15,188	15,168
Total wholesale and affiliates(3)(4)	7,710	7,968	8,295	8,576	9,106	9,946
Total Wireless	53,588	54,877	55,354	54,887	54,553	55,037

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	798	834	922	968	988	1,039
Wholesale and affiliates	3,057	3,298	3,578	3,882	4,192	4,635
Total	3,855	4,132	4,500	4,850	5,180	5,674
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

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,637,000 subscribers at September 30, 2014 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the three-month period ended September 30, 2014.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.83%	1.99%	2.07%	2.11%	2.05%	2.18%
Prepaid	5.22%	3.57%	3.01%	4.33%	4.44%	3.76%
Transactions(2):
Postpaid	26.64%	6.38%	5.48%	5.48%	4.15%	4.66%
Prepaid	16.72%	8.84%	8.18%	5.11%	6.28%	5.70%

Total retail postpaid	2.63%	2.09%	2.15%	2.18%	2.09%	2.22%
Total retail prepaid	5.51%	3.78%	3.22%	4.35%	4.50%	3.81%
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

(2)	Subscriber churn related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	Predecessor		Successor	Combined (2)	Successor
	June 30, 2013	10 Days Ended July 10, 2013	Sept 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014
ARPU
Sprint platform:
Postpaid	$64.20	$64.71	$64.24	$64.28	$64.11	$63.52	$62.07	$60.58
Prepaid	$26.96	$26.99	$25.14	$25.33	$26.78	$26.45	$27.38	$27.19
Nextel platform:
Postpaid	$36.66	$—	$—	$—	$—	$—	$—	$—
Prepaid	$34.48	$—	$—	$—	$—	$—	$—	$—
Transactions(1):
Postpaid	$59.87	$35.75	$37.44	$40.00	$36.30	$37.26	$39.16	$39.69
Prepaid	$19.17	$12.78	$40.62	$43.20	$40.80	$43.80	$45.15	$45.52

Total retail postpaid	$63.59	$64.55	$63.48	$63.69	$63.44	$62.98	$61.65	$60.24
Total retail prepaid	$27.02	$26.96	$25.86	$26.04	$27.34	$27.07	$27.97	$27.73
_______________________

(1)	Subscriber ARPU related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.

(2)
Combined ARPU for the quarterly period ending September 30, 2013 aggregates service revenue from the Predecessor 10-day period ended July 10, 2013 and the Successor three-month period ended September 30, 2013 divided by the sum of the monthly average subscribers during the three months ended September 30, 2013.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the Successor three-month period ended September 30, 2014, net postpaid subscriber losses were 272,000 as compared to 360,000 in the same period in 2013, inclusive of 261,000 and 54,000 net additions of tablets, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The primary driver for the net losses in 2014 was an increase in churn, primarily due to increased competition and network-related churn impacted by our network modernization plan. Other wireless carriers continue aggressive marketing efforts, including price reductions, to incent subscribers to switch carriers. As a result, we believe these efforts are also negatively impacting churn, which has a negative effect on earnings.
Retail Prepaid — During the Successor three-month period ended September 30, 2014, we added 35,000 net prepaid subscribers as compared to net additions of 84,000 in the same period in 2013. The decrease in net additions is primarily due to subscriber losses in the Virgin Mobile prepaid brands due to continued competition, partially offset by subscriber growth in our Boost brand due to new promotions in our indirect channels. Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 9.7 million Sprint platform subscribers included in wholesale and affiliates, approximately 48% represent connected devices. Wholesale and affiliate subscriber net additions were 827,000 during the Successor three-month period ended September 30, 2014 as compared to net additions of 181,000 during the same period in 2013, inclusive of net additions of connected devices totaling 443,000 and 241,000, respectively. The increase in net additions was primarily attributable to growth in connected device subscribers combined with lower Lifeline churn along with subscriber growth as Lifeline resellers expanded into new states.
Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the Successor three-month period ended September 30, 2014, we had net postpaid subscriber losses of 64,000, net prepaid subscriber losses of 55,000 and net wholesale subscriber additions of 13,000.
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
Cost of services decreased $99 million, or 5%, and increased $2.0 billion, or 93%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase in the six-month period ended September 30, 2014 was primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013. In both the three and six-month periods, decreases in network costs such as rent, utilities and backhaul costs related to the shut-down of the Nextel platform in June 2013 combined with declining costs associated with Network Vision and a decrease in roaming fees due to lower volume and rates were partially offset by net increases as a result of the Clearwire Acquisition.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of equipment when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our marketing plans assume that certain equipment will be sold under the traditional subsidy model or the handset installment payment model. Under the traditional subsidy model, we offer certain incentives to retain and acquire subscribers such as new handsets or tablets at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the equipment with a service contract. Under the handset installment payment model, the handset is sold at full retail price and we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the handset, which results in the recognition of significantly less equipment net subsidy.
Cost of products includes equipment costs (primarily handsets, tablets and accessories), order fulfillment related expenses, and write-downs of inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from the equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. We also make incentive payments to certain indirect dealers who purchase the iPhone® directly from Apple. Those payments are recognized as selling, general and administrative expenses when the handset is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.)
Equipment revenue increased $403 million, or 63%, and $1.5 billion, or 237%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase in equipment revenue was primarily due to a higher average sales price per postpaid handset, driven by higher prices received for handsets under our installment billing program, as well as increases in postpaid and prepaid handsets sold. Cost of products increased $500 million, or 27%, and $2.7 billion, or 142%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013 primarily due higher average cost per handset sold for postpaid and prepaid handsets, combined with increases in postpaid and prepaid handsets sold. Contributing to the increase in the six-month period ended September 30, 2014 for both equipment revenue and cost of products is the comparison of results for a full six-month period in 2014 to the shortened Post-merger period in 2013.
Selling, General and Administrative Expense
Sales and marketing costs primarily consist of subscriber acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new tablets and handset activations and upgrades, residual payments to our indirect dealers, payments made to OEMs for direct source equipment, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, strategic planning, and technology and product development.
Sales and marketing expense was $1.2 billion and $2.5 billion representing an increase of $69 million, or 6%, and $1.3 billion, or 111%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase was primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013 partially offset by a reduction in labor-related costs due to our reduction in force and retail store closures, combined with lower media spend and commission expense.
General and administrative costs were $956 million and $1.9 billion, representing an increase of $30 million, or 3%, and $1.0 billion, or 106%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013, primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013 combined with an increase in bad debt expense, partially offset by a decrease in customer care costs primarily due to lower call volumes and labor-related initiatives.
Bad debt expense was $264 million and $489 million for the three and six-month periods ended September 30, 2014, respectively, representing a $148 million, or 128%, and $373 million, or 322%, respectively, increase as compared to bad debt expense of $116 million for each of the same periods in 2013. In addition to the impact of comparing expense for a full six-month period in 2014 to the shortened Post-merger period in 2013, the increase in bad debt expense is primarily related to an increase of bad debt expense associated with the increase in installment receivables. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers.

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

The following table provides an overview of the results of operations of our Wireline segment for the Successor three and six-month periods ended September 30, 2014 and 2013, the Predecessor 10-day and 101-day periods ended July 10, 2013, and the combined three and six-month periods ended September 30, 2013.

	Successor				Predecessor		Combined
	Three Months Ended		Six Months Ended		10 Days Ended	101 Days Ended	Three Months Ended	Six Months Ended
	September 30,		September 30,		July 10,		September 30,
Wireline Segment Earnings	2014	2013	2014	2013	2013	2013	2013	2013
	(in millions)
Voice	$294	$333	$621	$333	$42	$419	$375	$752
Data	53	57	109	57	7	94	64	151
Internet	340	373	685	373	47	479	420	852
Other	21	14	39	14	2	16	16	30
Total net service revenue	708	777	1,454	777	98	1,008	875	1,785
Cost of services and products	(593)	(576)	(1,219)	(576)	(72)	(741)	(648)	(1,317)
Service gross margin	115	201	235	201	26	267	227	468
Service gross margin percentage	16%	26%	16%	26%	27%	26%	26%	26%
Selling, general and administrative expense	(88)	(84)	(173)	(84)	(11)	(123)	(95)	(207)
Wireline segment earnings	$27	$117	$62	$117	$15	$144	$132	$261
Wireline Revenue
Voice Revenues
Voice revenues for the Successor three and six-month periods ended September 30, 2014 decreased $39 million, or 12%, and increased $288 million, or 86%, respectively, as compared to the same periods in 2013. The decrease was driven by lower volume and overall rate declines, primarily due to the decline in prices for the sale of services to our Wireless segment, partially offset by increases in international hubbing volumes in the three and six-month periods ended September 30, 2014. In addition, the increase in the six-month period ended September 30, 2014 was primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013. Voice revenues generated from the sale of services to our Wireless segment represented 29% of total voice revenues for each of the Successor three and six-month periods ended September 30, 2014 as compared to 36% in each of the same periods in 2013.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $4 million, or 7%, and increased $52 million, or 91%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013 as a result of customer churn, primarily related to Private Line. In addition, the increase in the six-month period ended September 30, 2014 was primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013. Data revenues generated from the provision of services to the Wireless segment represented 42% of total data revenue for each of the Successor three and six-month periods ended September 30, 2014 as compared to 40% in each of the same periods in 2013.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $33 million, or 8%, and increased $312 million, or 84%, for the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The decrease is primarily due to fewer IP customers, and in particular, the final transition to in-sourcing at one of our larger cable MSO's. In addition, revenue was also impacted by a decline in the sale of services to our Wireless segment due to the elimination of backhaul associated with the decommissioning of the Nextel platform as of June 30, 2013. In addition, the increase in the six-month period ended September 30, 2014 was primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013. Sale of services to our Wireless segment represented 12% of total Internet revenues for each of the Successor three and six-month periods ended September 30, 2014 as well as for each of the three and six-month periods ended September 30, 2013.

Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $7 million, or 50%, and $25 million, or 179%, in the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products increased $17 million, or 3%, and $643 million, or 112%, in the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013 primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013, partially offset by lower access expense as the result of savings initiatives and declining voice and IP volumes. Service gross margin percentage decreased from 26% in each of the Successor three and six-month periods ended September 30, 2013 to 16% in each of the Successor three and six-month periods ended September 30, 2014 primarily as a result of a decrease in net service revenue combined with an increase in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $4 million, or 5%, and $89 million, or 106%, in the Successor three and six-month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase was primarily due to comparing results for a full six-month period in 2014 to the shortened Post-merger period in 2013, partially offset by a decrease due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in each of the Successor three and six-month periods ended September 30, 2014 compared to 11% in each of the same periods in 2013.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Successor		Predecessor	Combined
	Six Months Ended		101 Days Ended	Six Months Ended
	September 30,		July 10,	September 30,
	2014	2013	2013	2013
	(in millions)
Net cash provided by operating activities	$1,707	$702	$1,731	$2,433
Net cash used in investing activities	$(2,225)	$(19,407)	$(5,227)	$(24,634)
Net cash (used in) provided by financing activities	$(317)	$24,760	$(251)	$24,509
Operating Activities
Net cash provided by operating activities of approximately $1.7 billion in the Successor six-month period ended September 30, 2014 increased $1.0 billion from the same period in 2013 primarily due to the SoftBank Merger occurring on July 10, 2013, which resulted in approximately three months of comparable operating activities to the Successor six-month period ended September 30, 2014. Net cash provided by operating activities in the Successor six-month period ended September 30, 2014 decreased $726 million compared to the combined six-month period ended September 30, 2013. The decrease was due to decreased cash received from customers of $1.1 billion primarily as a result of increases in installment billing receivables, declines in net operating revenues and increased interest payments of $344 million primarily related to the debt issued in September 2013 and December 2013. The decrease was partially offset by decreased vendor and labor-related payments of $427 million primarily due to the timing of purchases and payments associated with network equipment and device launches and a $317 million prepayment received from a vendor for rebates expected to be earned by Sprint through December 2014 under existing purchase agreements. As of September 30, 2014, $173 million of the $317 million remains unearned. Any amount unearned at the end of December 2014 is required to be returned to the vendor by April 2015. Based on our current estimate of future purchases, we may be required to return approximately $95 million to the vendor.

Investing Activities
Net cash used in investing activities in the Successor six-month period ended September 30, 2014 decreased by approximately $17.2 billion as compared to the same period in 2013, primarily due to increases of approximately $1.4 billion in proceeds from sales and maturities of short-term investments in the Successor six-month period ended September 30, 2014 as compared to the same period in 2013 and 2013 increases related to the SoftBank merger of $14.1 billion, net of cash acquired, and an increase of $3.1 billion in restricted cash associated with the limited waivers obtained from each of our lenders under our credit facilities. These decreases were partially offset by increased capital expenditures of $511 million primarily due to the SoftBank Merger occurring on July 10, 2013, which resulted in approximately three months of comparable capital expenditures to the Successor six-month period ended September 30, 2014 and increased purchases of short-term investments of $974 million. In addition, in the Successor six-month period ended September 30, 2014, we received $95 million in reimbursements of our costs of clearing the H Block spectrum as part of the Report and Order obligations and $101 million of proceeds from sales of assets and FCC licenses of which $90 million was related to the sale of certain FCC licenses.
Financing Activities
Net cash used in financing activities was $317 million during the Successor six-month period ended September 30, 2014, which was primarily due to principal payments on the iPCS, Inc. Second Lien Secured Floating Rate Notes due 2014 of approximately $181 million and a scheduled principal payment on our secured equipment credit facility of approximately $127 million.
Net cash provided by financing activities was $24.8 billion during the Successor six-month period ended September 30, 2013, which included proceeds from the issuance of common stock and warrants of approximately $18.6 billion related to the SoftBank Merger. In addition, on September 11, 2013, the Company issued $6.5 billion in unregistered debt with registration rights consisting of $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023, each guaranteed by Sprint Communications, Inc. We also incurred approximately $107 million of debt issuance costs. These increases, along with net borrowings under our secured equipment credit facility of approximately $270 million, were offset by the retirement of approximately $414 million principal amount of Clearwire debt.
Working Capital
As of September 30, 2014 and March 31, 2014, we had working capital of $672 million and $1.9 billion, respectively. Our working capital as of September 30, 2014 and March 31, 2014 included accrued capital expenditures for unbilled services totaling approximately $1.0 billion and $1.2 billion, respectively, related to our network modernization. The decline in working capital is primarily due to increased accounts payable of approximately $1.2 billion primarily as a result of extended payment terms with certain network equipment suppliers and timing of purchases and payments associated with device launches and decreased cash of $835 million primarily due to cash paid for capital expenditures and debt, financing and capital lease obligations partially offset by net cash provided by operating activities. This decline is partially offset by changes to other working capital items.
Strategic Initiatives
Network Capital Expenditures
We are currently in the process of modernizing our network and deploying new technology to allow for the consolidation and optimization of our existing 800 MHz and 1.9 GHz spectrum, along with the 2.5 GHz spectrum into our base stations. Our expected timeline, our capital needs to maintain and operate our existing infrastructure, and our integration of the acquired Clearwire 2.5 GHz spectrum are expected to require substantial amounts of capital expenditures and increased operating expenditures during the period of integration and deployment.
Long-Term Debt
There were no debt issuances during the six-month period ended September 30, 2014. We retired the remaining $181 million of the iPCS, Inc. Second Lien Secured Floating Rate Notes in May 2014. In addition, we made a principal payment of $127 million on our secured equipment credit facility in September 2014.
Liquidity and Capital Resources
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
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (the Receivables Facility) to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. The actual amount available to draw upon varies based on eligible receivables as defined in the agreement, therefore, the amount available to withdraw will vary. Sales of eligible receivables may occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature. As of September 30, 2014, Sprint had not sold any accounts receivable and the amount available under the Receivables Facility was $1.1 billion.
As of September 30, 2014, our liquidity, including cash, cash equivalents, short-term investments, and available borrowing capacity under our revolving bank credit facility and availability under the Receivables Facility was $8.8 billion. Our cash, cash equivalents and short-term investments totaled $5.3 billion as of September 30, 2014 compared to $6.2 billion as of March 31, 2014. As of September 30, 2014, approximately $918 million in letters of credit were outstanding under our $3.3 billion revolving bank credit facility. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had approximately $2.4 billion of borrowing capacity available under the revolving bank credit facility as of September 30, 2014. On October 6, 2014, the letter of credit required by the 2004 FCC Report and Order was reduced to $457 million, which resulted in additional availability under our revolving bank credit facility of $461 million.
The terms and conditions of our revolving bank credit facility, EDC Agreement and secured equipment credit facility as of September 30, 2014 required that, at the end of each fiscal quarter, the Leverage Ratio of total indebtedness to trailing four quarters adjusted EBITDA, each as defined in the applicable agreement, not exceed 6.0 to 1.0 at any quarter end through December 31, 2014. After December 31, 2014, the Leverage Ratio declined on a scheduled basis, as determined by the credit agreement, until the ratio would become fixed at 4.0 to 1.0 for the fiscal quarter ending December 31, 2016 and each fiscal quarter ending thereafter.
In October 2014, we amended our revolving bank credit facility that expires in February 2018 to modify, among other things, the terms and conditions as they relate to the required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.5 to 1.0 through the quarter ended December 31, 2015, 6.25 to 1.0 through the quarter ended December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The amended facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for our Leverage Ratio to remain in compliance. In addition, Sprint Corporation was added as a guarantor of this credit facility.
The Company has recently engaged in discussions with our existing lenders for both the unsecured EDC Agreement and secured equipment credit facility and intends to modify the terms to provide for terms similar to those of the revolving bank credit facility that was amended in October 2014. If we are unsuccessful in our efforts, we could pay all amounts outstanding under the EDC Agreement and secured equipment credit facility prior to exceeding the current covenant ratio requirements, which are currently more restrictive than the amended revolving bank credit facility. To the extent we are unsuccessful in our efforts to amend the EDC Agreement and secured equipment credit facility, we expect to have the ability and plan to pay off all amounts outstanding under these two facilities, which totaled $1.1 billion as of September 30, 2014. As of September 30, 2014, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and secured equipment credit facility was 5.1 to 1.0. In addition, because our leverage ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.

In determining our expectation of future funding needs in the next twelve months and beyond, we have made several assumptions regarding:

•	projected revenues and expenses relating to our operations, including the impacts related to our installment billing program;

•	current availability of up to $1.1 billion in funding under the Receivables Facility, which terminates in May 2016 unless extended;

•	continued availability of a revolving bank credit facility in the amount of $3.3 billion, less any letters of credit, which expires in February 2018;

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
Although we expect to improve our Sprint platform postpaid subscriber results, and execute on our network modernization and integration plans, if we do not meet our expectations of adding higher ARPU postpaid handset (versus tablet) subscribers, depending on the severity of any difference in actual results versus what we currently anticipate, it may make it difficult for us to generate sufficient EBITDA to remain in compliance with our covenants (as amended in October 2014 as noted above in the revolving bank credit facility and as expected to be amended for our other facilities) or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
A default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures and financing arrangements governing our debt also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, related supplemental indentures and financing arrangements.

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Transition Report on Form 10-K for the period ended March 31, 2014. Below is a graph depicting our future principal maturities of debt as of September 30, 2014.
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, and under which $918 million in letters of credit were outstanding, (ii) vendor financing notes assumed in the Clearwire Acquisition, and (iii) all capital leases and other financing obligations.

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
Sprint's other off-balance sheet arrangements consist of the guarantee liabilities that arise from the option provided to our subscribers to purchase, on a monthly basis, an annual trade-in right. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used handset at trade-in, subscribers' estimated remaining balance of the installment receivable, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned handset is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers, who elected the option, were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $429 million at September 30, 2014. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

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
As discussed in Item 7 of the Company’s Transition Report on Form 10-K for the period ended March 31, 2014, one of our critical accounting policies is the evaluation of indefinite-lived assets, including goodwill for impairment. As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value, including FCC licenses, goodwill, and tradenames of $35.8 billion, $6.3 billion, and $5.9 billion, respectively. Consequently, there was no excess fair value over carrying value as of the date of the SoftBank Merger (SoftBank Merger Date), and the risk associated with potential impairment of goodwill and other indefinite-lived intangible assets in future reporting periods is heightened. The determination of these estimated fair values was based on numerous assumptions and estimates, such as Company forecasts, discount rates, growth rates, among others as well as our then-current stock price. Since the SoftBank Merger Date, actual results have been lower than the forecasts used to allocate the purchase price to the assets acquired and liabilities assumed. The stock price used in the SoftBank Merger Date valuation was $6.28 as compared to the closing stock price on September 30, 2014 of $6.34 and has declined to $4.92 at November 5, 2014. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include expectations of future results and an estimated control premium.
Continued, sustained declines in the Company’s operating results, forecasted future cash flows, growth rates and other assumptions as compared to the estimates utilized for the purposes of valuing the assets as a result of the SoftBank Merger, as well as a significant, sustained decline in the Company’s stock price and related market capitalization, could affect the results of our impairment assessment and potentially lead to a future material impairment.

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	the effective implementation of our network modernization plans, including timing, execution, technologies, costs, and performance of our network;

•	our ability to operationalize the anticipated benefits from the SoftBank transaction;

•	our ability to comply with restrictions imposed by the U.S. Government as a precondition to our merger with SoftBank;

•	our ability to fully integrate the operations of Clearwire and access and utilize its spectrum;

•
the effects of vigorous competition on a highly penetrated market, including the impact of competition on the price we are able to charge subscribers for services and devices we provide and on the geographic areas served by Sprint's wireless network;

•
the impact of equipment net subsidy costs and leasing handsets; the impact of subscriber leasing decisions; the impact of increased purchase commitments; the overall demand for our service plans, including the impact of decisions of new or existing subscribers between our service offerings; and the impact of new, emerging and competing technologies on our business;

•	our ability to provide the desired mix of integrated services to our subscribers;

•
the ability to generate sufficient cash flow to fully implement our network modernization plans to improve and enhance our network and service plans, improve our operating margins, implement our business strategies and provide competitive new technologies;

•	our ability to continue to access our spectrum and any additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	our ability to obtain additional financing on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•
the impact of various parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide products, including distribution, or infrastructure equipment for our networks;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	potential increase in subscriber churn, bad debt expense and write-offs related to any of our service plans or our installment billing plan;

•	the effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•
the effects of any future merger or acquisition involving us, as well as the effect of mergers, acquisitions and consolidations, and new entrants in the communications industry, and unexpected announcements or developments from us or others in the communications industry;

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2014 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended September 30, 2014, there were no material developments in the status of these legal proceedings.

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
After the SoftBank Merger, SoftBank acquired control of Sprint. During the three-month period ended September 30, 2014, SoftBank, through one of its non-U.S. subsidiaries, provided telecommunications services in Iran to Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the three-month period ended September 30, 2014, SoftBank had no gross revenues and no net profit was generated. This subsidiary also provided telecommunications services to a single account at the Embassy of Iran in Japan. During the three-month period ended September 30, 2014, SoftBank estimates that gross revenues and net profit generated by such services were under $2,000 and $1,000, respectively. Sprint was not involved in, and did not receive any revenue from, any of these activities. The relevant SoftBank subsidiary is in the process of terminating the arrangements with Telecommunications Services Company (MTN Irancell). With respect to the single account at the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such account.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: November 6, 2014

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	Employment Agreement, effective August 11, 2014, by and between Sprint Corporation and Raul Marcelo Claure	8-K	001-04721	10.1	8/6/2014

10.2	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014					*

10.3	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw					*

10.4
Amendment, dated as of October 30, 2014, to the Credit Agreement, dated as of February 28, 2013, by and among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., as administrative agent, CitiBank, N.A., as syndication agent, and the lenders named therein
		8-K			11/3/2014

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.