Form 10-Q
period 2014-12-31
SPRINT Corp
filed 2015-02-05
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT FEBRUARY 2, 2015:

Sprint Corporation Common Stock	3,957,841,420

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	Successor
	December 31,	March 31,
	2014	2014
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,455	$4,970
Short-term investments	254	1,220
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $325 and $197, respectively	4,362	3,607
Device and accessory inventory	1,513	982
Deferred tax assets	101	128
Prepaid expenses and other current assets	773	672
Total current assets	10,458	11,579
Property, plant and equipment, net	18,853	16,299
Intangible assets
Goodwill	6,343	6,383
FCC licenses and other	39,942	41,978
Definite-lived intangible assets, net	6,288	7,558
Other assets	1,154	892
Total assets	$83,038	$84,689
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,220	$3,163
Accrued expenses and other current liabilities	5,722	5,544
Current portion of long-term debt, financing and capital lease obligations	1,302	991
Total current liabilities	12,244	9,698
Long-term debt, financing and capital lease obligations	31,160	31,787
Deferred tax liabilities	13,681	14,207
Other liabilities	3,864	3,685
Total liabilities	60,949	59,377
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.956 billion and 3.941 billion issued at December 31, 2014 and March 31, 2014, respectively	40	39
Paid-in capital	27,478	27,354
Accumulated deficit	(5,159)	(2,038)
Accumulated other comprehensive loss	(270)	(43)
Total stockholders' equity	22,089	25,312
Total liabilities and stockholders' equity	$83,038	$84,689
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor				Predecessor
	Three Months Ended		Nine Months Ended		101 Days Ended
	December 31,		December 31,		July 10,
	2014	2013	2014	2013	2013
	(in millions, except per share amounts)
Net operating revenues	$8,973	$9,142	$26,250	$16,891	$9,809
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	5,282	5,435	14,761	9,777	5,612
Selling, general and administrative	2,647	2,546	7,232	4,827	2,731
Impairments	2,133	—	2,133	—	—
Severance and exit costs	22	206	333	309	627
Depreciation	940	1,084	2,706	2,026	1,676
Amortization	380	447	1,189	908	77
Other, net	109	—	109	—	—
	11,513	9,718	28,463	17,847	10,723
Operating loss	(2,540)	(576)	(2,213)	(956)	(914)
Other (expense) income:
Interest expense	(506)	(502)	(1,528)	(918)	(703)
Equity in losses of unconsolidated investments, net	—	—	—	—	(280)
Gain on previously-held equity interests	—	—	—	—	2,926
Other income, net	10	55	19	67	19
	(496)	(447)	(1,509)	(851)	1,962
(Loss) income before income taxes	(3,036)	(1,023)	(3,722)	(1,807)	1,048
Income tax benefit (expense)	657	(15)	601	(44)	(1,563)
Net loss	$(2,379)	$(1,038)	$(3,121)	$(1,851)	$(515)

Basic net loss per common share	$(0.60)	$(0.26)	$(0.79)	$(0.51)	$(0.17)
Diluted net loss per common share	$(0.60)	$(0.26)	$(0.79)	$(0.51)	$(0.17)
Basic weighted average common shares outstanding	3,957	3,944	3,950	3,607	3,038
Diluted weighted average common shares outstanding	3,957	3,944	3,950	3,607	3,038

Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on securities and other	$(12)	$5	$(18)	$9	$(11)
Net unrecognized net periodic pension and other postretirement benefits	(208)	93	(209)	93	20
Other comprehensive (loss) income	(220)	98	(227)	102	9
Comprehensive loss	$(2,599)	$(940)	$(3,348)	$(1,749)	$(506)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
	Nine Months Ended		101 Days Ended
	December 31,		July 10,
	2014	2013	2013
	(in millions)
Cash flows from operating activities:
Net loss	$(3,121)	$(1,851)	$(515)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairments	2,133	—	—
Depreciation and amortization	3,895	2,934	1,753
Provision for losses on accounts receivable	730	261	111
Share-based and long-term incentive compensation expense	89	98	20
Deferred income tax (benefit) expense	(634)	33	1,562
Equity in losses of unconsolidated investments, net	—	—	280
Gain on previously-held equity interests	—	—	(2,926)
Interest expense related to beneficial conversion feature on convertible bond	—	—	247
Contribution to pension plan	(22)	(7)	—
Call premiums paid on debt redemptions	—	(180)	—
Amortization and accretion of long-term debt premiums and discounts, net	(226)	(160)	(5)
Other changes in assets and liabilities:
Accounts and notes receivable	(1,356)	(547)	(65)
Inventories and other current assets	(1,044)	(391)	55
Accounts payable and other current liabilities	1,183	17	1,014
Non-current assets and liabilities, net	(259)	(379)	191
Other, net	106	113	9
Net cash provided by (used in) operating activities	1,474	(59)	1,731
Cash flows from investing activities:
Capital expenditures	(3,957)	(3,847)	(1,759)
Expenditures relating to FCC licenses	(121)	(146)	(70)
Reimbursements relating to FCC licenses	95	—	—
Acquisitions, net of cash acquired	—	(14,112)	(4,039)
Investment in Clearwire (including debt securities)	—	—	(228)
Proceeds from sales and maturities of short-term investments	2,913	1,715	1,164
Purchases of short-term investments	(1,947)	(1,719)	(295)
Proceeds from sales of assets and FCC licenses	114	7	4
Other, net	(9)	(6)	(4)
Net cash used in investing activities	(2,912)	(18,108)	(5,227)
Cash flows from financing activities:
Proceeds from debt and financings	300	9,500	—
Repayments of debt, financing and capital lease obligations	(390)	(3,378)	(303)
Debt financing costs	(37)	(147)	(1)
Proceeds from issuance of common stock and warrants, net	50	18,567	53
Other, net	—	(14)	—
Net cash (used in) provided by financing activities	(77)	24,528	(251)
Net (decrease) increase in cash and cash equivalents	(1,515)	6,361	(3,747)
Cash and cash equivalents, beginning of period	4,970	3	6,275
Cash and cash equivalents, end of period	$3,455	$6,364	$2,528
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Successor
	Common Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, March 31, 2014	3,941	$39	$27,354	$(2,038)	$(43)	$25,312
Net loss	—	—	—	(3,121)	—	(3,121)
Other comprehensive loss, net of tax	—	—	—	—	(227)	(227)
Issuance of common stock, net	15	1	49	—	—	50
Share-based compensation expense	—	—	75	—	—	75
Balance, December 31, 2014	3,956	$40	$27,478	$(5,159)	$(270)	$22,089

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
On July 10, 2013 (SoftBank Merger Date), SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. In connection with the change of control, as a result of the SoftBank Merger, Sprint Communications' assets and liabilities were adjusted to fair value on the closing date of the SoftBank Merger. The consolidated financial statements distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information represents the activity and accounts of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the close of the SoftBank Merger on July 10, 2013 and Sprint Communications, inclusive of the consolidation of Clearwire Corporation and its wholly-owned subsidiary Clearwire Communications LLC (together, "Clearwire"), prospectively following completion of the SoftBank Merger, beginning on July 11, 2013. The accounts and operating activity of Starburst II prior to the close of the SoftBank Merger primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for the 101-day period ended July 10, 2013 prior to the SoftBank Merger. As a result of the valuation of assets acquired and liabilities assumed at fair value at the time of the SoftBank Merger, the financial statements for the Successor period are presented on a measurement basis different than the Predecessor period (Sprint Communications historical cost) and are, therefore, not comparable. In addition, in order to align with SoftBank’s reporting schedule, our Board of Directors approved a change in fiscal year end to March 31, effective March 31, 2014. References herein to fiscal year 2014 refer to the twelve-month period ending March 31, 2015. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Change in Estimate
When estimating the value of returned inventory, we evaluate many factors and obtain information to support the estimated value of used devices and the useful lives. Recently, we have observed sustained value and extended useful lives for handsets leading to an increase in the estimated value for returned inventory. As a result, we revised our methodology and assumptions used in estimating the value for returned handsets during the quarter ended December 31, 2014.
The change in estimate was accounted for on a prospective basis effective October 1, 2014. The effect of the change in estimate, which was included in "Cost of services and products" in our consolidated statements of comprehensive loss, reduced our operating loss by approximately $100 million, or $0.03 per basic and diluted share, for both the three and nine-month periods ended December 31, 2014. In addition, this change resulted in an increase to "Device and accessory inventory" on the consolidated balance sheet of approximately $100 million at December 31, 2014.

Note 2.	New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The updated guidance defines discontinued operations as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the disclosure requirements for discontinued operations were expanded and new disclosures for individually significant dispositions that do not qualify as discontinued operations are required. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard will be effective for the Company's fiscal year beginning April 1, 2015 and will be applied to relevant future transactions.
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. The standard and related amendments will be effective for the Company for its annual reporting period beginning April 1, 2017, including interim periods within that reporting period. Early application is not permitted. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
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
In January 2015, the FASB issued authoritative guidance on Extraordinary and Unusual Items, eliminating the concept of extraordinary items. The issuance is part of the FASB’s initiative to reduce complexity in accounting standards. Under the current guidance, an entity is required to separately classify, present and disclose events and transactions that meet the criteria for extraordinary classification. Under the new guidance, reporting entities will no longer be required to consider whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently was retained and expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for the Company’s fiscal year beginning April 1, 2016, although early adoption is permitted if applied from the beginning of a fiscal year. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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
In addition, pursuant to the Bond Agreement, on October 15, 2012, Sprint Communications, Inc. issued a Bond to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger. As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owned approximately 80% of the outstanding voting common stock of Sprint Corporation as of December 31, 2014. Other Sprint stockholders owned the remaining approximately 20% as of December 31, 2014.
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
Purchase Price Allocation
The consideration transferred has been allocated to assets acquired and liabilities assumed based on their estimated fair values as of the SoftBank Merger Date, inclusive of the Clearwire Acquisition described above. The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill resulting from the SoftBank Merger is allocated to the Wireless segment. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a valuation assessment. Management finalized its purchase price allocation during the quarter ended June 30, 2014. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $476 million. Indefinite-lived intangible assets increased by approximately $300 million due to additional analyses performed by management during the quarter ended December 31, 2013 and the quarter ended June 30, 2014 related to the value assigned to certain Federal Communications Commission (FCC) licenses. The remainder of the decrease was due to insignificant changes in various accounts.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Facility
Transaction Overview
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable (the Receivables) on a revolving basis, subject to a maximum funding limit of $1.3 billion. The actual amount available to draw upon varies based on eligible receivables as defined in the agreement, therefore, the amount available to withdraw will vary. In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy-remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) will transfer selected Receivables to the SPEs. The SPEs will then sell the Receivables to a bank agent on behalf of unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) or their sponsoring banks. Sales of eligible Receivables to the Conduits may occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility, respectively. The Receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature. A subsidiary of Sprint will service the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of obligations of the servicer and the Originators under the Receivables Facility. As of December 31, 2014, Sprint had not sold any Receivables to the Conduits and the amount available under the Receivables Facility was $1.0 billion.
Receivables sold will be treated as a sale for accounting purposes. The expected accounting impacts include the derecognition of Receivables sold by the SPEs to the Conduits, recognition of cash received in exchange for the sale and recognition at fair value of a receivable due to Sprint from the Conduits for the difference between the Receivables sold and the cash received, less estimated fees and other items.
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
Certain subscribers have the option to purchase devices in installments over a 24-month period. The carrying value of installment receivables approximates fair value because the receivables are recorded at their present value, net of the deferred interest and allowance for credit losses. At the time of sale, we impute the interest on the installment receivable and record it as a reduction to equipment revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as operating revenue. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the installment receivables:

	Successor
	December 31, 2014	March 31, 2014
	(in millions)
Installment receivables, gross	$1,790	$740
Deferred interest	(153)	(77)
Installment receivables, net of deferred interest	1,637	663
Allowance for credit losses	(166)	(47)
Installment receivables, net	$1,471	$616

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$1,012	$299
Other assets	459	317
Installment receivables, net	$1,471	$616
We categorize our installment receivables as prime and subprime based upon subscriber credit profiles and as unbilled, billed-current and billed-past due based upon the age of the receivable. We use proprietary scoring systems that measure the credit quality of our receivables using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate credit profiles. Prime subscriber receivables are those with lower delinquency risk and subprime subscriber receivables are those with higher delinquency risk. Subscribers within the subprime category may be required to pay a down payment on their device and accessory purchases. Installment receivables for which invoices have not yet been generated for the customer are considered unbilled. Installment receivables for which invoices have been generated but which are not past the contractual due date are considered billed - current. Installment receivables for which invoices have been generated and the payment is approximately ten days past the contractual due date are considered billed - past due. Account balances are written-off if collection efforts were unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	Successor
	December 31, 2014			March 31, 2014
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)
Unbilled	$1,296	$369	$1,665	$466	$242	$708
Billed - current	60	22	82	16	9	25
Billed - past due	23	20	43	5	2	7
Installment receivables, gross	$1,379	$411	$1,790	$487	$253	$740
Activity in the deferred interest and allowance for credit losses for the installment receivables for the nine-month period ended December 31, 2014 was as follows:

	Successor
	Nine Months Ended December 31,	Three Months Ended March 31,
	2014	2014
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$124	$13
Bad debt expense	303	44
Write-offs, net of recoveries	(184)	—
Change in deferred interest on short-term and long-term installment receivables	76	67
Deferred interest and allowance for credit losses, end of period	$319	$124

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Financial Instruments
Cash and cash equivalents, accounts and notes receivable, and accounts payable are carried at cost, which approximates fair value. Short-term investments (consisting primarily of commercial paper), totaling approximately $254 million and $1.2 billion as of the Successor periods ended December 31, 2014 and March 31, 2014, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of marketable equity securities totaling $43 million and $50 million as of the Successor periods ended December 31, 2014 and March 31, 2014, respectively, are measured on a recurring basis using quoted prices in active markets. The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Successor
	Carrying amount at December 31, 2014	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,038	$25,215	$4,870	$1,435	$31,520

	Successor
	Carrying amount at March 31, 2014	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,277	$27,516	$5,421	$1,262	$34,199

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment, leased devices, and other long-lived assets used to provide service to our subscribers. The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	Successor
	December 31, 2014	March 31, 2014
	(in millions)
Land	$266	$265
Network equipment, site costs and related software	17,317	14,902
Buildings and improvements	744	745
Non-network internal use software, office equipment, leased devices and other	2,025	866
Construction in progress	2,956	1,970
Less: accumulated depreciation	(4,455)	(2,449)
Property, plant and equipment, net	$18,853	$16,299

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of December 31, 2014, our device leases were all classified as operating leases. At lease inception, the devices leased through Sprint retail stores are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint will purchase the device to be leased from the retailer at lease inception. The devices are then depreciated to their estimated residual value and equipment revenue is recognized ratably, both over the term of the lease. The following table presents leased devices and the related accumulated depreciation:

	Successor
	December 31, 2014	March 31, 2014
	(in millions)
Leased devices	$993	$—
Less: accumulated depreciation	(55)	—
Leased devices, net	$938	$—
Excluding leased devices, there were non-cash additions to property, plant and equipment of $695 million and $30 million during the nine-month periods ended December 31, 2014 and 2013, respectively, which represents property, plant and equipment owned but for which there were outstanding amounts included in “Accounts payable” or “Accrued expenses and other current liabilities” as of the respective balance sheet date. During the nine-month period ended December 31, 2014 there were non-cash additions to leased devices of approximately $850 million along with a corresponding decrease in "Device and accessory inventory" of approximately $700 million and a corresponding increase in "Accounts payable" of approximately $150 million for devices purchased from indirect dealers that were leased to our subscribers.
Assessment of Impairment
During the quarter ended December 31, 2014, we tested the recoverability of the Wireline long-lived assets due to continued declines in our Wireline segment earnings and our current forecast that projects continued losses in future periods. As a result of the test, we recorded an impairment loss of $233 million, which is included in “Impairments” in our consolidated statements of comprehensive loss, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value of $918 million as of December 31, 2014. The fair value of the Wireline long-lived assets was estimated using a market approach, which included significant unobservable inputs including liquidation curves, useful life assumptions, and scrap values. As the assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy.

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At December 31, 2014, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations (see Note 3. Significant Transactions).

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the quarter ended June 30, 2014, the Company entered into definitive agreements with various counterparties to sell certain FCC licenses held by its Wireless segment. During the quarter ended September 30, 2014, an agreement totaling $100 million received regulatory approval and was settled. As of December 31, 2014, the carrying value of FCC licenses still pending regulatory approval that was reclassified from FCC licenses into held for sale was approximately $200 million and is included within “Prepaid expenses and other current assets” on the consolidated balance sheets. In January 2015, we received regulatory approval and the transactions pending as of December 31, 2014 were settled. These transactions did not have a material impact on the Company's consolidated results of operations.

	Successor
	March 31, 2014	Net Reductions		December 31, 2014
	(in millions)
FCC licenses	$36,043	$(136)		$35,907
Trademarks	5,935	(1,900)	(1)	4,035
Goodwill	6,383	(40)	(2)	6,343
	$48,361	$(2,076)		$46,285
 _________________

(1)	Net reduction to trademarks for the Successor nine-month period ended December 31, 2014 of approximately $1.9 billion was related to the impairment of the Sprint trade name. See discussion below.

(2)
Net reduction to goodwill for the Successor nine-month period ended December 31, 2014 of approximately $40 million was the result of purchase price allocation adjustments, which consisted of a $44 million decrease associated with the SoftBank Merger and a $4 million increase associated with the Clearwire Acquisition.

Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. Since the SoftBank Merger Date, actual results and expectations of net postpaid handset subscriber additions have been lower than the forecasts used to allocate the purchase price to the assets acquired and liabilities assumed. During the quarter ended December 31, 2014, the stock price and our related market capitalization decreased significantly and our credit rating was downgraded by one of the ratings service providers. We also updated our long-term forecasted cash flows for the Company, including for the Wireless reporting unit, during the fourth quarter. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions, future cost savings initiatives and the availability of the necessary network infrastructure, handsets and other devices. Based on these events and changes in circumstances, we determined that recoverability of the carrying amount of goodwill and the Sprint trade name should be evaluated for impairment.
The impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized equal to that excess. We estimated the fair value of the Sprint trade name assigned to the Wireless segment using the relief-from-royalty method, which uses several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate, and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. The significant unobservable inputs included projected revenues with annual growth rates, a royalty rate, a growth rate of 1.5% in the terminal year and a discount rate of 16%. The carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the quarter ended December 31, 2014 we recorded an impairment loss of $1.9 billion, which is included in “Impairments” in our consolidated statements of comprehensive loss.
The analysis of potential impairment of goodwill requires a two-step approach. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We estimated the fair value of the Wireless reporting unit using both discounted cash flow and market-based valuation models. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs include, but are not limited to, a discount rate of 8%, a terminal growth rate of 1.5%, management’s internal forecasts which include numerous assumptions such as share of

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

industry gross additions, churn, mix of plans, rate changes, expenses, EBITDA margins, and capital expenditures, among others. We compared the estimated fair value to the carrying amount of the Wireless reporting unit and concluded that the second step of a goodwill impairment test was not required because the estimated fair value exceeded the carrying amount.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill and Sprint trade name impairment tests will prove to be an accurate prediction of the future. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets.
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases is recognized in cost of services.

		Successor
		December 31, 2014			March 31, 2014
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(2,438)	$4,485	$6,923	$(1,289)	$5,634
Other intangible assets:
Favorable spectrum leases	23 years	884	(61)	823	884	(30)	854
Favorable tower leases	3 to 7 years	589	(161)	428	589	(80)	509
Trademarks	34 years	520	(23)	497	520	(12)	508
Other	4 to 10 years	70	(15)	55	60	(7)	53
Total other intangible assets		2,063	(260)	1,803	2,053	(129)	1,924
Total definite-lived intangible assets		$8,986	$(2,698)	$6,288	$8,976	$(1,418)	$7,558

Note 8.	Accounts Payable
Accounts payable at December 31, 2014 and March 31, 2014 include liabilities in the amounts of $85 million and $91 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

							Successor
	Interest Rates			Maturities			December 31, 2014	March 31, 2014
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2024	$9,000	$9,000
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
iPCS, Inc.	3.49%			2014			—	181
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Bank credit facility	3.31%			2018			—	—
Export Development Canada (EDC)	4.00%	-	4.08%	2015	-	2019	800	500
Eksportkreditnamnden (EKN) Secured equipment credit facility	2.03%			2017			635	762
Financing obligation	6.09%			2021			288	327
Capital lease obligations and other	2.35	-	10.52%	2015	-	2023	143	187
Net premiums							1,183	1,408
							32,462	32,778
Less current portion							(1,302)	(991)
Long-term debt, financing and capital lease obligations							$31,160	$31,787
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of December 31, 2014, Sprint Corporation, the parent corporation, had $9.0 billion in principal amount of senior notes outstanding. In addition, as of December 31, 2014, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement, and the EKN secured equipment credit facility, totaling $21.5 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indentures and financing arrangements governing certain of our subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. Except in the case of secured notes issued by Clearwire Communications LLC, the transfer of cash from subsidiaries to the parent corporation generally is not restricted.
Cash interest payments, net of amounts capitalized of $41 million and $30 million, totaled $1.8 billion and $1.0 billion during the Successor nine-month periods ended December 31, 2014 and 2013, respectively. Cash interest payments, net of amounts capitalized of $14 million, totaled $509 million during the Predecessor 101-day period ended July 10, 2013, respectively.
Notes
As of December 31, 2014, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

semi-annually in arrears. As of December 31, 2014, approximately $28.6 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of December 31, 2014, approximately $20.1 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of December 31, 2014, approximately $300 million aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Credit Facilities
Bank credit facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of December 31, 2014, $500 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had $2.8 billion of borrowing capacity available under this facility as of December 31, 2014. In October 2014, we amended our revolving bank credit facility to, among other things, modify the required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.5 to 1.0 through the quarter ended December 31, 2015, 6.25 to 1.0 through the quarter ended December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The amended facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance. The amendment also added Sprint Corporation as a guarantor of this credit facility.
The unsecured EDC agreement was amended in December 2014 to modify the Leverage Ratio to provide for terms similar to those of the revolving bank credit facility, as was amended in October 2014 mentioned above, as well as to add Sprint Corporation as guarantor. As part of the amendment to the EDC agreement, we increased our borrowing capacity by an additional $300 million due in 2019. As of December 31, 2014, the EDC agreement was fully drawn totaling $800 million. Under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn.
EKN secured equipment credit facility
The EKN secured equipment credit facility was amended in December 2014 to modify the terms and conditions as it relates to the Leverage Ratio to provide for terms similar to those of the revolving bank credit facility as was amended in October 2014 mentioned above, as well as to add Sprint Corporation as a guarantor. As of December 31, 2014, both tranches of the EKN secured equipment credit facility totaling $1.0 billion were fully drawn. We made a regularly scheduled principal repayment of $127 million in September 2014 and the balance outstanding at December 31, 2014 was $635 million. Under the terms of the EKN secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Finnvera secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by Finnvera plc (Finnvera), the Finnish export credit agency, with the ability to borrow up to $800 million, to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility is divided into three consecutive tranches of varying size, with borrowings available through October 2017, contingent upon the amount of equipment-related purchases made by Sprint. Interest and fully-amortizing principal payments are due semi-annually, by tranche, beginning in March 2015 until June 2021. Although the facility was available for borrowing as of December 31, 2014, we had not yet drawn on the facility.
K-sure secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by K-sure, the Korean export credit agency, with the ability to borrow up to $750 million, to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility is divided into three consecutive tranches of varying size, and draws became available in January 2015 and will be available until May 2018 or until fully drawn, contingent upon the amount of equipment-related purchases by Sprint. Interest and fully-amortizing principal payments are due semi-annually by tranche beginning in June 2015 until December 2022.
Delcredere | Ducroire secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by Delcredere | Ducroire (D/D), the Belgian export credit agency, with the ability to borrow up to $250 million, to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The facility will be available to draw in early 2015 until December 2016. Interest and fully-amortizing principal payments are due semi-annually beginning in June 2015 until December 2021. The facility was not available to be drawn in December 2014.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each of the facilities. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. The covenants under each of the four secured equipment credit facilities are similar to one another and to the covenants of our revolving bank credit facility and EDC agreement.
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
As of December 31, 2014, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and other finance agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Severance and Exit Costs
For the Successor three and nine-month periods ended December 31, 2014, we recognized lease exit costs primarily associated with facility closures as well as our network modernization plan and severance costs associated with reductions in our work force. In addition, we recognized access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit.
As a result of the United States Cellular (U.S. Cellular) asset acquisition, which closed in May 2013, we recorded a liability related to network shut-down costs for which we agreed to reimburse U.S. Cellular. During the quarter ended December 31, 2014, we identified favorable trends in actual costs and, as a result, we released some of the reserve resulting in a gain of approximately $41 million included in "Other, net" on the consolidated statements of comprehensive loss.
As a result of our network modernization and the completion of the significant transactions (see Note 3. Significant Transactions), we have begun to incur and, in the future expect to incur, additional exit costs related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our Significant Transactions, such as further evaluation of the future use of Clearwire cell sites, among other initiatives. These additional exit costs are expected to range between approximately $100 million to $200 million, of which the majority is expected to be incurred by March 31, 2016.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	Successor
	March 31, 2014	Net (Benefit) Expense		Cash Payments and Other	December 31, 2014
	(in millions)
Lease exit costs	$650	$(21)	(1)	$(288)	$341
Severance costs	197	272	(2)	(242)	227
Access exit costs	124	41	(3)	(97)	68
	$971	$292		$(627)	$636
 _________________

(1)
In addition to the $41 million gain (Wireless only) related to U.S. Cellular recognized in both the Successor three and nine-month periods ended December 31, 2014, we recognized costs of $7 million ($6 million Wireless, $1 million Wireline) and $20 million ($19 million Wireless and $1 million Wireline), respectively.

(2)
For the Successor three and nine-month periods ended December 31, 2014, we recognized costs of $3 million ($2 million Wireless, $1 million Wireline) and $272 million ($235 million Wireless, $37 million Wireline), respectively.

(3)	For the Successor three and nine-month periods ended December 31, 2014, we recognized costs of $12 million (Wireless only) and $41 million ($36 million Wireless, $5 million Wireline), respectively.

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Successor		Predecessor
	Nine Months Ended December 31,		101 Days Ended July 10,
	2014	2013	2013
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$1,303	$632	$(367)
Effect of:
State income taxes, net of federal income tax effect	96	47	(31)
Change in federal and state valuation allowance	(797)	(708)	(1,145)
Other, net	(1)	(15)	(20)
Income tax benefit (expense)	$601	$(44)	$(1,563)
Effective income tax rate	16.1%	(2.4)%	149.1%

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized an increase in its valuation allowance of $797 million during the Successor nine-month period ended December 31, 2014 primarily attributable to the net increase in deferred tax assets related to the federal and state net operating loss carryforwards generated during the period offset by a $73 million decrease related to the planned disposition of certain FCC licenses. The planned disposition of the FCC licenses results in the ability to schedule the reversal of the temporary difference to generate future taxable income during the net operating loss carryforward period when evaluating the ability to realize our deferred tax assets. The Company recognized income tax expense to increase the valuation allowance by $708 million and $1.1 billion during the Successor nine-month period ended December 31, 2013 and Predecessor 101-day period ended July 10, 2013, respectively, on deferred tax assets primarily related to losses incurred during the period. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
Income tax benefit of $657 million and $601 million for the Successor three and nine-month periods ended December 31, 2014 is primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss partially offset by tax expense on taxable temporary differences from the tax amortization of FCC licenses during the period. Income tax expense of $44 million for the Successor nine-month period ended December 31, 2013 is primarily attributable to taxable temporary differences from amortization of FCC licenses. Income tax expense of $1.6 billion for the Predecessor 101-day period ended July 10, 2013 is primarily attributable to taxable temporary differences from the $2.9 billion gain on the previously-held equity interests in Clearwire. The gain on the previously-held equity interests in Clearwire was principally attributable to the increase in the fair value of FCC licenses held by Clearwire. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period.
As of December 31, 2014 and March 31, 2014, we maintained unrecognized tax benefits of $161 million and $160 million, respectively. Cash paid for income taxes, net was $36 million for the Successor nine-month period ended December 31, 2014 and insignificant for the Successor nine-month period ended December 31, 2013 as well as during the Predecessor 101-day period ended July 10, 2013.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff sought class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied. On March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014, we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals. The petition was denied on May 23, 2014. After mediation, the parties have reached an agreement in principle to settle the matter, and the settlement amount is expected to be substantially paid by the Company's insurers. The proposed settlement is subject to court approval. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint seeks recovery of triple damages as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications has appealed that order and the intermediate appellate court affirmed the order of the trial court. Our petition for leave to bring an interlocutory appeal to the highest court in New York was granted and briefing of that appeal was completed in January 2015. We believe the complaint is without merit and intend to continue to defend this matter vigorously. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Beginning in early 2012, a group of state attorneys general began an investigation into the practice of wireless carriers including on their bills charges for certain content from third party providers, particularly premium short message services, and the measures taken by carriers to ensure that such charges were appropriately authorized. Late in 2013, the Consumer Financial Protection Bureau (CFPB) also began a separate investigation into the issue, and the FCC began its own investigation in mid-2014. In July 2014, the Federal Trade Commission (FTC) brought suit against T-Mobile, alleging that it included unauthorized charges on its bills; in December 2014, T-Mobile entered into a settlement agreement with the FTC,

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FCC and state attorneys general. In October 2014, the FTC, FCC and states announced a settlement with AT&T regarding third-party billing issues. In December, 2014, the CFPB brought suit against Sprint regarding third-party billing issues. We believe that the suit is without merit, and do not expect any resolution of this suit or these investigations to be material to the Company’s results of operations or financial position.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $114 million during the Successor nine-month period ended December 31, 2014. When incurred, these costs are generally accounted for either as property, plant and equipment or as additions to FCC licenses. Although costs incurred through December 31, 2014 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. During the Successor three-month period ended June 30, 2014, we received a cash payment of approximately $95 million, which represented a reimbursement of prior reconfiguration costs incurred by us that also benefited spectrum recently auctioned by the FCC. We do not expect any further reimbursements.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008. The FCC continues to grant 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to some of our 800 MHz replacement channels. Accordingly, we will continue to transition to our 800 MHz replacement channels consistent with public safety licensees' reconfiguration progress. On May 24, 2012, the FCC revised its rules to authorize Sprint to deploy wireless broadband services, such as CDMA and LTE, on its 800 MHz spectrum, including channels that become available to Sprint upon completion of the 800 MHz band reconfiguration program. We anticipate that the continuing reconfiguration progress will be sufficient to support the 800 MHz portion of our network modernization. In January 2013, we submitted a Request for Declaratory Ruling to the FCC requesting two items: (i) that it declare that Sprint will not owe any anti-windfall payment to the US Treasury, because we have exceeded the $2.8 billion of required expenditures, and (ii) that the FCC remove the $850 million minimum for the letter of credit and allow further reductions based on quarterly estimates of remaining obligations. In September 2014, the FCC granted, in part, our request by authorizing our letter of credit to be reduced to $457 million, which was executed on October 6, 2014. An additional reduction was executed on December 22, 2014 reducing our letter of credit to $434 million and further quarterly reductions are allowed upon approval of any requests. In addition, it directed the transition administrator to undertake an assessment of the anti-windfall calculation.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the subscriber must have purchased the option for the 12 consecutive months preceding the trade-in. When a subscriber elects the option, the total estimated arrangement proceeds associated with the subscriber are reduced by the estimated fair value of current customer obligation of the fixed-price trade-in credit (guarantee liability) and the remaining proceeds are allocated amongst the other deliverables in the arrangement. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used handset at trade-in, subscribers’ estimated remaining balance of the remaining installment payments, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned handset is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers who elected the option were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $342 million at December 31, 2014. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in. The total guarantee liabilities associated with the option, which are recorded in "Accrued expenses and other current liabilities" in the consolidated balance sheets, were immaterial for all periods presented.

Note 13.	Per Share Data
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities included in basic weighted average common shares outstanding) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 78 million and 70 million as of the Successor periods ended December 31, 2014 and 2013, respectively, in addition to all 55 million shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the SoftBank Merger and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018. For the Predecessor 101-day period ended July 10, 2013, outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 61 million, in addition to all 590 million shares issuable under the convertible bond issued by Sprint Communications to Starburst II in 2012.

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2014
Net operating revenues	$8,433	$536	$4	$8,973
Inter-segment revenues(1)	—	156	(156)	—
Total segment operating expenses	(7,399)	(681)	151	(7,929)
Segment earnings	$1,034	$11	$(1)	1,044
Less:
Depreciation				(940)
Amortization				(380)
Impairments(2)				(2,133)
Other, net(3)				(131)
Operating loss				(2,540)
Interest expense				(506)
Other income, net				10
Loss before income taxes				$(3,036)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2013
Net operating revenues	$8,483	$654	$5	$9,142
Inter-segment revenues(1)	—	205	(205)	—
Total segment operating expenses	(7,430)	(754)	196	(7,988)
Segment earnings	$1,053	$105	$(4)	1,154
Less:
Depreciation				(1,084)
Amortization				(447)
Other, net(3)				(199)
Operating loss				(576)
Interest expense				(502)
Other income, net				55
Loss before income taxes				$(1,023)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2014
Net operating revenues	$24,555	$1,684	$11	$26,250
Inter-segment revenues(1)	—	462	(462)	—
Total segment operating expenses	(20,358)	(2,073)	438	(21,993)
Segment earnings	$4,197	$73	$(13)	4,257
Less:
Depreciation				(2,706)
Amortization				(1,189)
Impairments(2)				(2,133)
Other, net(3)				(442)
Operating loss				(2,213)
Interest expense				(1,528)
Other income, net				19
Loss before income taxes				$(3,722)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2013
Net operating revenues	$15,642	$1,240	$9	$16,891
Inter-segment revenues(1)	—	396	(396)	—
Total segment operating expenses	(13,464)	(1,414)	367	(14,511)
Segment earnings	$2,178	$222	$(20)	2,380
Less:
Depreciation				(2,026)
Amortization				(908)
Other, net(3)				(402)
Operating loss				(956)
Interest expense				(918)
Other income, net				67
Loss before income taxes				$(1,807)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended December 31, 2014	$3,485	$205	$267	$3,957
Capital expenditures for the nine months ended December 31, 2013	$3,535	$153	$159	$3,847

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
101 Days Ended July 10, 2013
Net operating revenues	$9,036	$769	$4	$9,809
Inter-segment revenues(1)	—	239	(239)	—
Total segment operating expenses	(7,661)	(864)	235	(8,290)
Segment earnings	$1,375	$144	$—	1,519
Less:
Depreciation				(1,676)
Amortization				(77)
Other, net(3)				(680)
Operating loss				(914)
Interest expense				(703)
Equity in losses of unconsolidated investments			$(280)
Gain on previously-held equity interests			2,926	2,646
Other income, net				19
Income before income taxes				$1,048

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the 101 days ended July 10, 2013	$1,570	$110	$79	$1,759
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Impairments for the Successor three and nine-month periods ended December 31, 2014 consist of a $1.9 billion trade name impairment related to the Wireless segment and a $233 million impairment related to Wireline long-lived assets.

(3)
Other, net for the Successor three and nine-month periods ended December 31, 2014 consists of $22 million and $333 million, respectively, of severance and exit costs. In addition, both the three and nine-month periods ended December 31, 2014 included $91 million for legal reserves related to various pending legal suits and proceedings and $59 million for a partial pension settlement, partially offset by a $41 million release of liability reserves associated with the May 2013 U.S. Cellular asset acquisition. Other, net for the Successor three-month period ended December 31, 2013 consists of $206 million of severance and exit costs, partially offset by $7 million of insurance reimbursement towards hurricane-related charges (included in our wireless segment and classified as a contra-expense in cost of services expense). Other, net for the Successor nine-month period ended December 31, 2013 consists of $309 million of severance and exit costs and $100 million of business combination fees paid to unrelated parties necessary for the transactions with SoftBank and Clearwire (included in our corporate segment and classified in our consolidated statements of comprehensive loss as selling, general and administrative expenses), partially offset by $7 million of insurance reimbursement towards hurricane-related charges (included in our wireless segment and classified as a contra-expense in cost of services expense). Other, net for the 101-day period ended July 10, 2013 consists of severance and exit costs of $627 million and $53 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire (included in our corporate segment and classified in our consolidated statements of comprehensive loss as selling, general and administrative expenses).

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2014
Wireless services	$6,523	$—	$—	$6,523
Wireless equipment	1,701	—	—	1,701
Voice	—	289	(94)	195
Data	—	52	(22)	30
Internet	—	333	(42)	291
Other	209	18	6	233
Total net operating revenues	$8,433	$692	$(152)	$8,973

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2013
Wireless services	$7,180	$—	$—	$7,180
Wireless equipment	1,161	—	—	1,161
Voice	—	386	(120)	266
Data	—	81	(46)	35
Internet	—	374	(35)	339
Other	142	18	1	161
Total net operating revenues	$8,483	$859	$(200)	$9,142

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2014
Wireless services	$20,124	$—	$—	$20,124
Wireless equipment	3,846	—	—	3,846
Voice	—	910	(271)	639
Data	—	161	(68)	93
Internet	—	1,018	(121)	897
Other	585	57	9	651
Total net operating revenues	$24,555	$2,146	$(451)	$26,250

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2013
Wireless services	$13,579	$—	$—	$13,579
Wireless equipment	1,797	—	—	1,797
Voice	—	719	(240)	479
Data	—	138	(69)	69
Internet	—	747	(81)	666
Other	266	32	3	301
Total net operating revenues	$15,642	$1,636	$(387)	$16,891

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
Clearwire Related-Party Transactions
Sprint's relationship with Clearwire, which is now a wholly-owned subsidiary of Sprint, includes agreements by which we resell wireless data services utilizing Clearwire's 4G network. In addition, Clearwire subscribers utilize the third generation (3G) Sprint network which provides dual-mode service to subscribers in those areas where access to Clearwire's 4G network is not available.
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
Equity in losses from Clearwire were $280 million for the Predecessor 100-day period ended July 9, 2013. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor 100-day period ended July 9, 2013, include a $65 million derivative loss associated with the change in fair value of the embedded derivative. Subsequent to the Clearwire Acquisition, Clearwire is consolidated as a wholly-owned subsidiary of Sprint. Cost of services and products included in our consolidated statements of comprehensive loss related to our agreement to purchase 4G services from Clearwire totaled $106 million for the Predecessor 100-day period ended July 9, 2013.
Summarized financial information for Clearwire for the 100-day period ended July 9, 2013, which preceded the Clearwire Acquisition, is as follows:

100 Days Ended July 9,
2013
(in millions)
Revenues	$348
Operating expenses	(663)
Operating loss	$(315)
Net loss from continuing operations before non-controlling interests	$(447)
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
Specifically, we have arrangements with Brightstar US, Inc. (Brightstar), a wholly-owned subsidiary of SoftBank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used handsets and new accessories to Brightstar for its own purposes. The supply chain and inventory management agreement contemplates that Brightstar will purchase inventory from the original equipment manufacturers (OEMs) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. Until Brightstar successfully negotiates contracts with, and procures credit from, our existing OEMs, Brightstar will purchase handset and accessory inventory from us in order to fulfill orders within our indirect channel. In October 2014, we provided a $1.0 billion credit line to Brightstar to facilitate certain of these arrangements. As a result, we are shifting our concentration of credit risk away from our indirect channel partners to Brightstar. Because Brightstar is a wholly-owned subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support.
Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	Successor
	December 31, 2014	March 31, 2014
	(in millions)
Accounts receivable	$687	$—
Accounts payable	$49	$—

Consolidated statements of comprehensive loss:	Successor (1)
	Three Months Ended December 31,	Nine Months Ended December 31,
	2014	2014
	(in millions)
Net operating revenues	$1,030	$1,149
Cost of services and products	$1,071	$1,165
 _________________

(1)	Amounts for all other reported periods were immaterial.
Additionally, we have arrangements with a wholly-owned subsidiary of Brightstar (Brightstar Subsidiary) to procure devices and accessories on our behalf with certain third-party vendors under existing purchase arrangements Sprint has with those vendors as well as new vendor purchase arrangements entered into by the Brightstar Subsidiary. The procurement services include placing orders, processing invoices, receiving payments from us, making payments to our suppliers on our behalf and reselling devices to us. As compensation, under the device arrangement we pay a portion of certain costs that Brightstar Subsidiary incurs plus a profit percentage. Under the accessory arrangement, we pay a percentage mark-up on the cost of accessory purchases. During the Successor three and nine-month periods ended December 31, 2014, we procured, through the Brightstar Subsidiary, approximately $1.9 billion and $4.6 billion, respectively, of device and accessory inventory, which was sold in direct and indirect channels for which we paid immaterial fees to the Brightstar Subsidiary. As of mid-December 2014, the Brightstar Subsidiary will no longer procure devices on our behalf.
Amounts included in our consolidated balance sheets associated with these arrangements with the Brightstar Subsidiary were as follows:

	Successor
	December 31, 2014	March 31, 2014
	(in millions)
Device and accessory inventory	$775	$266
Accounts payable	$795	$205

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Benefit Plans
The Company provides a defined benefit pension plan and certain other postretirement benefits to certain employees. The Sprint Retirement Pension Plan (the Plan) provides for normal, early retirement, special early retirement, death and disability retirement, and deferred vested retirement upon meeting certain conditions. As of December 31, 2005, the accrual of additional benefits ceased for current Plan participants. The Company continues to make cash contributions to the Plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
In June 2014, the Company’s Board of Directors approved a plan amendment to the Plan to offer certain terminated participants, who had not begun to receive Plan benefits, the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. Upon expiration of the election period and completion of cash payments on November 28, 2014, the lump sum distribution, totaling approximately $560 million, created a settlement event that resulted in a $59 million charge, which is reflected in "Other, net" in the consolidated statement of comprehensive loss, as well as a reduction in the Company's projected benefit obligation of approximately $300 million compared to March 31, 2014.

Note 17.	Guarantor Financial Information
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement transaction with registration rights. On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement transaction with registration rights. Each of these issuances is fully and unconditionally guaranteed by Sprint Communications, Inc. (Subsidiary Guarantor), which is a 100 percent owned subsidiary of Sprint Corporation (Parent/Issuer). In connection with the foregoing, the registration rights agreements with respect to the notes required the Company and Sprint Communications, Inc. to use their reasonable best efforts to cause an offer to exchange the notes for a new issue of substantially identical exchange notes registered under the Securities Act of 1933. Accordingly, in November 2014, we completed an exchange offer for these notes in compliance with our registration obligations. We did not receive any proceeds from this exchange offer.
Under the Subsidiary Guarantor's revolving bank credit facility and other finance agreements, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any Non-Guarantor Subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
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
The guarantor financial information distinguishes between the Predecessor period relating to Sprint Communications for periods prior to the SoftBank Merger and the Successor period relating to Sprint Corporation (formerly Starburst II), for periods subsequent to the incorporation of Starburst II on October 5, 2012. Additionally, because the Parent/Issuer column represents the activities of Sprint Corporation (formerly Starburst II), no Parent/Issuer financial information exists for the Predecessor periods, which are prior to the SoftBank Merger. We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information as of the Successor periods ended December 31, 2014 and March 31, 2014, and for the Successor three and nine-month periods ended December 31, 2014 and 2013 and the Predecessor 101-day period ended July 10, 2013.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

Successor
	As of December 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,823	$632	$—	$3,455
Short-term investments	—	199	55	—	254
Accounts and notes receivable, net	153	137	4,231	(159)	4,362
Device and accessory inventory	—	—	1,513	—	1,513
Deferred tax assets	—	—	101	—	101
Prepaid expenses and other current assets	—	11	762	—	773
Total current assets	153	3,170	7,294	(159)	10,458
Investments	—	1,115	56	(1,019)	152
Investments in subsidiaries	22,091	22,930	—	(45,021)	—
Property, plant and equipment, net	—	—	18,853	—	18,853
Due from consolidated affiliate	—	20,357	—	(20,357)	—
Note receivable from consolidated affiliate	9,000	—	—	(9,000)	—
Intangible assets
Goodwill	—	—	6,343	—	6,343
FCC licenses and other	—	—	39,942	—	39,942
Definite-lived intangible assets, net	—	—	6,288	—	6,288
Other assets	123	127	875	(123)	1,002
Total assets	$31,367	$47,699	$79,651	$(75,679)	$83,038
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$5,220	$—	$5,220
Accrued expenses and other current liabilities	155	627	5,099	(159)	5,722
Current portion of long-term debt, financing and capital lease obligations	—	500	802	—	1,302
Total current liabilities	155	1,127	11,121	(159)	12,244
Long-term debt, financing and capital lease obligations	9,000	14,640	8,539	(1,019)	31,160
Deferred tax liabilities	—	—	13,681	—	13,681
Note payable due to consolidated affiliate	—	9,000	—	(9,000)	—
Other liabilities	—	841	3,023	—	3,864
Due to consolidated affiliate	123	—	20,357	(20,480)	—
Total liabilities	9,278	25,608	56,721	(30,658)	60,949
Commitments and contingencies
Total stockholders' equity	22,089	22,091	22,930	(45,021)	22,089
Total liabilities and stockholders' equity	$31,367	$47,699	$79,651	$(75,679)	$83,038

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Three Months Ended December 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,973	$—	$8,973
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	5,282	—	5,282
Selling, general and administrative	—	—	2,647	—	2,647
Impairments	—	—	2,133	—	2,133
Severance and exit costs	—	—	22	—	22
Depreciation	—	—	940	—	940
Amortization	—	—	380	—	380
Other, net	—	1	108	—	109
	—	1	11,512	—	11,513
Operating loss	—	(1)	(2,539)	—	(2,540)
Other income (expense):
Interest income	169	22	1	(189)	3
Interest expense	(169)	(360)	(166)	189	(506)
(Losses) earnings of subsidiaries	(2,379)	(2,041)	—	4,420	—
Other income, net	—	1	6	—	7
	(2,379)	(2,378)	(159)	4,420	(496)
(Loss) income before income taxes	(2,379)	(2,379)	(2,698)	4,420	(3,036)
Income tax benefit	—	—	657	—	657
Net (loss) income	(2,379)	(2,379)	(2,041)	4,420	(2,379)
Other comprehensive (loss) income	(220)	(220)	(208)	428	(220)
Comprehensive (loss) income	$(2,599)	$(2,599)	$(2,249)	$4,848	$(2,599)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Three Months Ended December 31, 2013
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$9,142	$—	$9,142
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	5,435	—	5,435
Selling, general and administrative	—	—	2,546	—	2,546
Severance and exit costs	—	—	206	—	206
Depreciation	—	—	1,084	—	1,084
Amortization	—	—	447	—	447
	—	—	9,718	—	9,718
Operating loss	—	—	(576)	—	(576)
Other income (expense):
Interest income	134	20	5	(155)	4
Interest expense	(137)	(334)	(186)	155	(502)
(Losses) earnings of subsidiaries	(1,036)	(717)	—	1,753	—
Other income (expense), net	1	(5)	55	—	51
	(1,038)	(1,036)	(126)	1,753	(447)
(Loss) income before income taxes	(1,038)	(1,036)	(702)	1,753	(1,023)
Income tax expense	—	—	(15)	—	(15)
Net (loss) income	(1,038)	(1,036)	(717)	1,753	(1,038)
Other comprehensive income (loss)	98	98	93	(191)	98
Comprehensive (loss) income	$(940)	$(938)	$(624)	$1,562	$(940)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Nine Months Ended December 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$26,250	$—	$26,250
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	14,761	—	14,761
Selling, general and administrative	—	—	7,232	—	7,232
Impairments	—	—	2,133	—	2,133
Severance and exit costs	—	—	333	—	333
Depreciation	—	—	2,706	—	2,706
Amortization	—	—	1,189	—	1,189
Other, net	—	1	108	—	109
	—	1	28,462	—	28,463
Operating loss	—	(1)	(2,212)	—	(2,213)
Other income (expense):
Interest income	507	68	2	(567)	10
Interest expense	(507)	(1,092)	(496)	567	(1,528)
(Losses) earnings of subsidiaries	(3,121)	(2,097)	—	5,218	—
Other income, net	—	1	8	—	9
	(3,121)	(3,120)	(486)	5,218	(1,509)
(Loss) income before income taxes	(3,121)	(3,121)	(2,698)	5,218	(3,722)
Income tax benefit	—	—	601	—	601
Net (loss) income	(3,121)	(3,121)	(2,097)	5,218	(3,121)
Other comprehensive (loss) income	(227)	(227)	(209)	436	(227)
Comprehensive (loss) income	$(3,348)	$(3,348)	$(2,306)	$5,654	$(3,348)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	For the Nine Months Ended December 31, 2013
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$16,891	$—	$16,891
Net operating expenses:
Cost of services and products (exclusive of depreciation and amortization included below)	—	—	9,777	—	9,777
Selling, general and administrative	22	—	4,805	—	4,827
Severance and exit costs	—	—	309	—	309
Depreciation	—	—	2,026	—	2,026
Amortization	—	—	908	—	908
	22	—	17,825	—	17,847
Operating loss	(22)	—	(934)	—	(956)
Other income (expense):
Interest income	175	40	6	(200)	21
Interest expense	(163)	(548)	(407)	200	(918)
(Losses) earnings of subsidiaries	(1,831)	(1,320)	—	3,151	—
Other (expense) income, net	(7)	(3)	56	—	46
	(1,826)	(1,831)	(345)	3,151	(851)
(Loss) income before income taxes	(1,848)	(1,831)	(1,279)	3,151	(1,807)
Income tax expense	(3)	—	(41)	—	(44)
Net (loss) income	(1,851)	(1,831)	(1,320)	3,151	(1,851)
Other comprehensive income (loss)	102	102	93	(195)	102
Comprehensive (loss) income	$(1,749)	$(1,729)	$(1,227)	$2,956	$(1,749)

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	For the Nine Months Ended December 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(735)	$2,409	$(200)	$1,474
Cash flows from investing activities:
Capital expenditures	—	—	(3,957)	—	(3,957)
Expenditures relating to FCC licenses	—	—	(121)	—	(121)
Reimbursements relating to FCC licenses	—	—	95	—	95
Proceeds from sales and maturities of short-term investments	—	2,878	35	—	2,913
Purchases of short-term investments	—	(1,857)	(90)	—	(1,947)
Change in amounts due from/due to consolidated affiliates	—	(1,933)	—	1,933	—
Proceeds from sales of assets and FCC licenses	—	—	114	—	114
Other, net	—	—	(9)	—	(9)
Net cash (used in) provided by investing activities	—	(912)	(3,933)	1,933	(2,912)
Cash flows from financing activities:
Proceeds from debt and financings	—	300	—	—	300
Repayments of debt, financing and capital lease obligations	—	—	(390)	—	(390)
Debt financing costs	(1)	(5)	(31)	—	(37)
Proceeds from issuance of common stock, net	—	50	—	—	50
Intercompany dividends paid to parent	—	—	(200)	200	—
Change in amounts due from/due to consolidated affiliates	1	—	1,932	(1,933)	—
Net cash provided by (used in) financing activities	—	345	1,311	(1,733)	(77)
Net decrease in cash and cash equivalents	—	(1,302)	(213)	—	(1,515)
Cash and cash equivalents, beginning of period	—	4,125	845	—	4,970
Cash and cash equivalents, end of period	$—	$2,823	$632	$—	$3,455

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	For the Nine Months Ended December 31, 2013
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$11	$(108)	$388	$(350)	$(59)
Cash flows from investing activities:
Capital expenditures	—	—	(3,847)	—	(3,847)
Expenditures relating to FCC licenses	—	—	(146)	—	(146)
Acquisitions, net of cash acquired	(16,640)	2,528	—	—	(14,112)
Proceeds from sales and maturities of short-term investments	200	1,040	475	—	1,715
Purchases of short-term investments	(200)	(1,519)	—	—	(1,719)
Change in amounts due from/due to consolidated affiliates	—	(7,064)	—	7,064	—
Investment in consolidated affiliate	(1,900)	—	—	1,900	—
Proceeds from sales of assets and FCC licenses	—	—	7	—	7
Intercompany note advance to consolidated affiliate	(8,861)	—	—	8,861	—
Other, net	—	—	(6)	—	(6)
Net cash (used in) provided by investing activities	(27,401)	(5,015)	(3,517)	17,825	(18,108)
Cash flows from financing activities:
Proceeds from debt and financings	9,000	—	500	—	9,500
Repayments of debt and capital lease obligations	—	—	(3,378)	—	(3,378)
Debt financing costs	(139)	—	(8)	—	(147)
Proceeds from issuance of common stock, net	18,540	27	—	—	18,567
Intercompany dividends paid to parent	—	—	(350)	350	—
Change in amounts due from/due to consolidated affiliates	—	—	7,064	(7,064)	—
Intercompany note advance from parent	—	8,861	—	(8,861)	—
Equity contribution from parent	—	1,900	—	(1,900)	—
Other, net	(14)	—	—	—	(14)
Net cash provided by (used in) financing activities	27,387	10,788	3,828	(17,475)	24,528
Net (decrease) increase in cash and cash equivalents	(3)	5,665	699	—	6,361
Cash and cash equivalents, beginning of period	3	—	—	—	3
Cash and cash equivalents, end of period	$—	$5,665	$699	$—	$6,364

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
Description of the Company
We are the third largest wireless communications company in the U.S. based on wireless revenue, as well as a provider of wireline long distance services and an Internet carrier. Our services are provided through our ownership of extensive wireless networks, an all-digital global long distance network and a Tier 1 Internet backbone.
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
Wireless
We continue to support the open development of applications, content, and devices on the Sprint platform through products and services such as Sprint ID™, which provides an easy way for users to discover content from leading brands and special interests as well as manage those experiences on certain Android devices, and Sprint Zone, which allows subscribers to not only manage their account and self-service functions via their device but facilitates discovery of new content and personalization through recommendations for applications and entertainment content. We also support Sprint Guardian™, a collection of mobile safety and device security bundles that provides families relevant tools to help stay safe and secure, and Pinsight Media+™, which gives advertisers the power to reach consumers on their mobile device by providing more relevant advertising based on information consumers choose to share about their location and mobile Web browsing history. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices such as the Chrysler Group's UConnect® Access in-vehicle communications system powered through our Sprint Velocity™ end-to-end telematics solution, which enables hands free phone calls and the ability to access music, navigation, and other applications and services through cell connections built into the vehicle. Other connected devices include original equipment manufacturer (OEM) devices and after-market in-vehicle connectivity and electric vehicle charging stations, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment, and a variety of other consumer electronics and appliances.
Postpaid
In our postpaid portfolio, we recently launched a promotion, which gives new subscribers who bring their phone number from AT&T or Verizon Wireless unlimited talk and text to anywhere in the U.S. and matches the data allowance of their current monthly rate plan for half of the cost of their current base voice and data rate plan. This is in addition to the Contract Buyout promotion through which termination fees or remaining installment billing balances will be reimbursed up to $350 via a reward card or prepaid card. We also offer the Sprint Family Share Pack, Sprint $60 Unlimited Plan and an exclusive rate plan, the Sprint Simply Unlimited Plan, for the iPhone® 6 and 6 Plus.
The Sprint Family Share Pack is available to new and eligible existing subscribers and allows subscribers to share data across up to ten lines of service under one account. Subscribers choose a shared monthly data allowance starting at $20 per month for 1 gigabyte (GB) of data. For each handset, subscribers pay an access charge, which includes unlimited talk and text while on the Sprint network and ranges from $15 to $40 per month depending on how the subscriber chooses to purchase a handset and the size of data allowance selected. Subscribers may also add data access at $10 per month per tablet or $20 per month per mobile broadband device or hotspot.
The Sprint $60 Unlimited Plan is also available to new and eligible existing subscribers and includes unlimited talk, text and data while on the Sprint network for $60 per line per month with the purchase of a handset at full retail price, through an installment contract, or rent through the lease of a handset. Subscribers may purchase an eligible handset under an installment contract payable over 24 months through the use of the Sprint Easy PaySM program and may pay an additional $10 per month per handset line to upgrade to a new handset as early as every 12 months if they turn in their handset. Qualified subscribers may also rent an eligible handset through a lease with no upfront cost for the handset. The terms of the Sprint Easy Pay or the lease program do not require the subscriber to execute a traditional two-year wireless service contract.
The Sprint Simply Unlimited Plan is available to new and eligible existing subscribers and includes unlimited talk, text and data while on the Sprint network for $50 per line per month for subscribers who purchase the iPhone 6 or 6 Plus at full retail price, through an installment contract, or through the lease of a handset. Qualified subscribers have the option to lease an iPhone 6 or 6 Plus through the iPhone for Life Plan at $20 per month for an iPhone 6 (16 GB) or $25 per month for an iPhone 6 Plus (16 GB) with no upfront cost for the handset. The terms of the iPhone for Life Plan do not require the subscriber to execute a traditional two-year wireless service contract.
We also offer price plans tailored to new and eligible existing business subscribers such as Sprint Business Share Plans, which provide for monthly unlimited talk and text while on the Sprint network and allow business decision makers to choose buckets of data for a certain number of lines of service to suit their needs. In addition, in July 2014, we launched Sprint Business Fusion Plans, which start at $15 per month with a qualifying handset purchase and include unlimited talk and text and Sprint Direct Connect while on the Sprint network and allow subscribers to choose unlimited data or share a pool of data among users for an additional fee. Subscribers also have the choice to add other devices to the shared pool of data, including tablets, mobile broadband cards, mobile hotspots, routers and machine-to-machine devices.
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber segments. Sprint Prepaid primarily serves subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile serves subscribers with our Data Boost Plans, which offer subscribers unlimited text and talk with step pricing based on their preferred data usage for a lower monthly fee and double the data than our previously offered Monthly Unlimited Select plans. Virgin Mobile primarily serves subscribers with our Virgin Mobile Unlimited plans and our broadband plan, Broadband2GoSM, which offer subscribers control, flexibility and connectivity through various plan options and communication vehicles. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers, in certain states, who meet income requirements or are receiving government assistance, with a free wireless phone, 250 free local and long-distance voice minutes each month and unlimited free texts.
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

We strive to provide the best value through several new offerings of unlimited talk, text and data, and provide a broad selection of some of the most desired and iconic devices. We continue to enhance our network coverage, capacity and data speeds utilizing our unique spectrum portfolio to provide broad market coverage for voice and data, focusing on in-building penetration improvements. We are also re-evaluating our cost structure for opportunities to reduce costs to be more in-line with our competitors and the new price plans we are offering.
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
As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owns approximately 80% of the outstanding voting common stock of Sprint Corporation as of December 31, 2014. The SoftBank Merger consideration totaled approximately $22.2 billion, consisting primarily of cash consideration of $14.1 billion, net of cash acquired of $2.5 billion, and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. The allocation of consideration paid was based on management's judgment after evaluating several factors, including a valuation assessment. The close of the transaction provided additional equity funding of $5.0 billion, consisting of $3.1 billion received by Sprint Communications, Inc. in October 2012 related to the Bond, which automatically converted to equity immediately prior to the closing of the SoftBank Merger, and $1.9 billion cash consideration at closing of the SoftBank Merger.
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
Network Modernization
We are in the process of modernizing our network to allow the consolidation and optimization of our 1.9 GHz, 800 megahertz (MHz) and 2.5 GHz spectrum into our base stations. The Network Vision project, which commenced in late 2011, includes the deployment of enhanced 3G and 4G LTE technology using our 1.9 GHz spectrum and the deployment of voice technology on our 800 MHz spectrum on the majority of our 38,000 cell sites. We have substantially completed the deployment of enhanced 3G technology using 1.9 GHz spectrum. In addition, we have enabled High Definition Voice services nationwide with this technology. The deployment of enhanced 3G voice services utilizing our 800 MHz spectrum, which is subject to the timing and completion of work to reconfigure the spectrum (the "Report and Order"), and 4G LTE using our 1.9 GHz spectrum is substantially complete.
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
In October 2013, we announced Sprint SparkSM, which is an enhanced LTE network capability that analyzes our three spectrum bands of LTE and connects a device to the most optimal band available in the area. We expect the deployment period for this technology to be determined over time based on many factors including the availability of equipment, devices and applications. As part of Sprint Spark, we plan to continue to expand 4G LTE technology on our 800 MHz and 2.5 GHz spectrum, which we expect will further enhance the quality of our network. We expect the majority of the efforts to roll out 4G LTE on our 800 MHz spectrum band to be completed by the end of calendar year 2015, subject to the timing and completion of the Report and Order. We expect the majority of the efforts to roll out 4G LTE on our 2.5 GHz spectrum band to be completed over the next three years.
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
As of the date of the Clearwire Acquisition, Clearwire had deployed WiMAX technology on approximately 17,000 cell towers and was in the process of deploying 4G LTE technology using the 2.5 GHz spectrum on certain sites. We have evaluated our consolidated cell tower portfolio, including the 17,000 cell towers obtained in the Clearwire Acquisition, and identified approximately 6,500 redundant sites that we expect to no longer utilize. We expect lease exit costs recorded in future periods associated with these redundant sites to range between approximately $75 million to $125 million on a net present value basis. The timing of lease exit charges will be dependent upon the date we cease utilizing these sites without future economic benefit. We have continued to deploy 4G LTE technology using the 2.5 GHz spectrum on approximately 10,000 of the remaining Clearwire sites, of which approximately 7,000 have been completed as of December 31, 2014. We plan to cease using WiMAX technology by the end of calendar year 2015.
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
Financing Programs
During 2013, wireless carriers introduced new plans that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. In 2013, AT&T, Verizon Wireless and T-Mobile each launched early upgrade programs that included an option to purchase a handset using an installment billing program. Sprint offers our own handset installment billing program called Sprint Easy Pay.
Under the Sprint Easy Pay installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to our traditional subsidized plans, this results in better alignment of the equipment revenue with the cost of the device, which reduces the amount of subsidy recognized in our operating results.
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of December 31, 2014, our device leases were all classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's retail stores. For leases in the indirect channel, Sprint purchases the device at lease inception from the dealer. The devices are then depreciated to their estimated residual value over the term of the lease. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease income and depreciation for leased devices are recorded over the term of the lease.
Additionally, Sprint is offering lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own device, pays the full retail price of the device, purchases the device under our Sprint Easy Pay or leases their device through our leasing program. As the adoption rates of these plans increase throughout our base of subscribers, we expect Sprint platform postpaid average revenue per user (ARPU) to continue to decline as a result of lower pricing associated with our new service plans as compared to our traditional plans, which reflect higher service revenue and lower equipment revenue; however, we also expect reduced equipment net subsidy expense due to Sprint Easy Pay and leasing programs, to partially offset these declines. Since inception, the lower priced plans, Sprint Easy Pay and our leasing programs have been accretive to earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that installment billing and leasing will require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional plans because they are financing or leasing the device.

RESULTS OF OPERATIONS
As discussed above, both the Clearwire Acquisition and the SoftBank Merger were completed in July 2013. As a result of these transactions, the assets and liabilities of Sprint Communications and Clearwire were adjusted to estimated fair value on the respective closing dates. The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information represents the activity and accounts of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the close of the SoftBank Merger on July 10, 2013 and Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively following completion of the SoftBank Merger, beginning on July 11, 2013, for the 174-day period (Post-merger period). The accounts and operating activity of Starburst II prior to the close of the SoftBank Merger primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for the 101 days ended July 10, 2013 prior to the SoftBank Merger.
The following discussion covers results for the Successor three and nine-month periods ended December 31, 2014 as compared to 2013. Results for the Successor nine-month period ended December 31, 2014 compared to the combined nine-month period ended December 31, 2013 are also discussed, to the extent necessary, to provide an analysis of results on comparable periods although the basis of presentation may not be comparable due to the application of the acquisition method of accounting.
Predecessor 101 Days Ended July 10, 2013
Significant changes in the underlying trends affecting the Company's consolidated results of operations and net loss for the 101 days ended July 10, 2013 were as follows:

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

Consolidated Results of Operations
The following table provides the Successor three and nine-month periods ended December 31, 2014 and 2013, the Predecessor 101-day period ended July 10, 2013, and the combined nine-month period ended December 31, 2013.

	Successor				Predecessor	Combined
	Three Months Ended		Nine Months Ended		101 Days Ended	Nine Months Ended
	December 31,		December 31,		July 10, 2013	December 31,
	2014	2013	2014	2013	2013	2013
	(in millions)
Wireless segment earnings	$1,034	$1,053	$4,197	$2,178	$1,375	3,553
Wireline segment earnings	11	105	73	222	144	366
Corporate, other and eliminations	(1)	(4)	(13)	(20)	—	(20)
Consolidated segment earnings	1,044	1,154	4,257	2,380	1,519	3,899
Depreciation	(940)	(1,084)	(2,706)	(2,026)	(1,676)	(3,702)
Amortization	(380)	(447)	(1,189)	(908)	(77)	(985)
Impairments	(2,133)	—	(2,133)	—	—	—
Other, net	(131)	(199)	(442)	(402)	(680)	(1,082)
Operating loss	(2,540)	(576)	(2,213)	(956)	(914)	(1,870)
Interest expense	(506)	(502)	(1,528)	(918)	(703)	(1,621)
Equity in losses of unconsolidated investments, net	—	—	—	—	(280)	(280)
Gain on previously-held equity interests	—	—	—	—	2,926	2,926
Other income, net	10	55	19	67	19	86
Income tax benefit (expense)	657	(15)	601	(44)	(1,563)	(1,607)
Net loss	$(2,379)	$(1,038)	$(3,121)	$(1,851)	$(515)	$(2,366)
Depreciation Expense
Depreciation expense decreased $144 million, or 13%, and increased $680 million, or 34%, in the Successor three and nine-month periods ended December 31, 2014, respectively, compared to the same periods in 2013. The decrease in the Successor three-month period ended December 31, 2014 compared to the same period in 2013 is primarily due to equipment not being used for Network Vision becoming fully depreciated at December 31, 2013, partially offset by increased depreciation on new asset additions. The increase in the Successor nine-month period ended December 31, 2014 compared to the same period in 2013 is primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013.
Successor Nine-Month Period Ended December 31, 2014 and Combined Nine-Month Period Ended December 31, 2013
Our Network Vision deployment, which began in late 2011, as well as the shut down of the Nextel platform on June 30, 2013, resulted in incremental charges during earlier stages of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which continued to have an impact on our results of operations in 2013. The incremental effect of accelerated depreciation due to the implementation of Network Vision was approximately $430 million during the Predecessor three-month period ended June 30, 2013, of which the majority related to the Nextel platform, which was shut down on June 30, 2013, compared to no such accelerated depreciation in 2014. In addition to the explanations above and the effect of accelerated depreciation in the Predecessor period, the depreciation expense also decreased by approximately $90 million for the Successor nine-month period ended December 31, 2014 due to asset revaluations as a result of the SoftBank Merger in 2013.

Amortization Expense
Amortization expense decreased $67 million, or 15%, and increased $281 million, or 31%, in the Successor three and nine-month periods ended December 31, 2014 as compared to the same periods in 2013. The decrease in the three-month period ended December 31, 2014 as compared to the same period in 2013 is primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time. The increase in the nine-month period ended December 31, 2014 as compared to the same period in 2013 is primarily due to amortization expense for a full nine-month period in 2014 as compared to the shortened Post-merger period in 2013.
Successor Nine-Month Period Ended December 31, 2014 and Combined Nine-Month Period Ended December 31, 2013
In addition to the explanations above, incremental amortization expense of approximately $350 million was incurred for the Successor nine-month period ended December 31, 2014, which was primarily attributable to the recognition of customer relationships of approximately $6.9 billion as a result of the SoftBank Merger.
Impairments
During the quarter ended December 31, 2014, we determined that recoverability of the carrying amount of the Sprint trade name should be evaluated for impairment due to changes in circumstances surrounding our Wireless reporting unit. As a result, we recorded an impairment loss of $1.9 billion, which is included in “Impairments” in our consolidated statements of comprehensive loss. During the quarter ended December 31, 2014, we also tested the recoverability of the Wireline asset group, which consists primarily of property, plant and equipment, due to continued declines in our Wireline segment earnings and our current forecast that projects continued losses in future periods. As a result, we recorded an impairment loss of $233 million to reduce the carrying value of Wireline’s property, plant and equipment to its estimated fair value, which is included in “Impairments” in our consolidated statements of comprehensive loss.
Other, net
The following table provides additional information regarding items included in "Other, net" for the Successor three and nine-month periods ended December 31, 2014 and 2013, the Predecessor 101-day period ended July 10, 2013, and the combined nine-month period ended December 31, 2013.

	Successor				Predecessor	Combined
	Three Months Ended		Nine Months Ended		101 Days Ended	Nine Months Ended
	December 31,		December 31,		July 10,	December 31,
	2014	2013	2014	2013	2013	2013
	(in millions)
Severance and exit costs	$(22)	$(206)	$(333)	$(309)	$(627)	$(936)
Litigation	(91)	—	(91)	—	—	—
Partial pension settlement	(59)	—	(59)	—	—	—
Release of assumed liability - United States Cellular Corporation (U.S. Cellular) asset acquisition	41	—	41	—	—	—
Other	—	7	—	(93)	(53)	(146)
Total	$(131)	$(199)	$(442)	$(402)	$(680)	$(1,082)
Other, net represented an expense of $131 million and $442 million in the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to an expense of $199 million and $402 million in the Successor three and nine-month periods ended December 31, 2013, respectively. Severance and exit costs for the Successor three and nine-month periods ended December 31, 2014 included $3 million and $272 million, respectively, of severance primarily associated with reductions in force and $7 million and $20 million, respectively, of lease exit costs primarily associated with facility closures as well as the network modernization plan. In addition, we recognized $12 million and $41 million, respectively, of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Litigation of $91 million in both the three and nine-month periods ended December 31, 2014, represents legal reserves for various pending legal suits and proceedings. Partial pension settlement is the result of the Company’s Board of Directors approving a plan amendment to the Sprint Retirement Pension Plan (Plan) to offer certain terminated participants, who had not begun to receive Plan benefits, the opportunity to voluntarily elect to receive their benefits as an immediate a lump sum distribution. The lump sum distribution created a settlement event that resulted in a $59 million charge in both the three and nine-month periods ended December 31, 2014, respectively. As a result of the May 2013 U.S. Cellular asset acquisition, we recorded a liability related to network shut-down costs for which we agreed to reimburse U.S. Cellular. During the quarter ended December 31, 2014, we identified favorable trends in actual costs and, as a result, we released some of the reserve, resulting in a gain of approximately $41 million in both the three and nine-month periods ended December 31, 2014, respectively.
Severance and exit costs for the Successor three and nine-month periods ended December 31, 2013 included $178 million and $219 million, respectively, of severance primarily associated with reductions in force and $11 million and $56 million, respectively, of lease exit costs associated with taking the remaining Nextel platform sites off-air. In addition, for the Successor three and nine-month periods ended December 31, 2013 we recognized $29 million and $53 million, respectively, related to payments that will continue to be made under our backhaul access contracts, which will have no future economic benefit, of which $12 million and $19 million, respectively, was recognized as "Cost of services and products." Other for the Successor three-month period ended December 31, 2013 consists of $7 million of reimbursements related to 2012 hurricane-related charges recorded as a contra expense in cost of services in our consolidated statement of comprehensive loss. Other for the Successor nine-month period ended December 31, 2013 primarily consists of $100 million of business combination expenses classified within selling, general and administrative expense in our consolidated statement of comprehensive loss.
Successor Nine-Month Period Ended December 31, 2014 and Combined Nine-Month Period Ended December 31, 2013
In addition to the explanations above, exit costs in the Combined nine-month period ended December 31, 2013 also include lease exit costs of $470 million primarily associated with taking certain Nextel platform sites off-air as of June 30, 2013 and $144 million related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Of the $144 million, $28 million was recognized as "Cost of services and products" and $116 million (solely attributable to Wireless) was recognized in "Severance and exit costs." We also recognized $41 million of severance related to reductions in force in the Predecessor 101-day period ended July 10, 2013. "Other" for the Predecessor 101-day period ended July 10, 2013 included $53 million of business combination expenses.
Interest Expense
Interest expense increased $4 million, or 1%, and $610 million, or 66%, in the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013, primarily due to interest associated with debt issued in September and December 2013 as well as comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.3 billion and $32.5 billion was 6.4% for both the Successor three and nine-month periods ended December 31, 2014, respectively. As a result of the Clearwire and SoftBank transactions, the Company's consolidated debt balance was approximately $33.0 billion as of December 31, 2013. The effective interest rate for the Successor three-month period ended December 31, 2013 was 6.3% based on a weighted average long-term debt balance of $32.9 billion. The effective interest rate for the Combined nine-month period ended December 31, 2013 was 7.8% based on a weighted average long-term debt balance of $28.4 billion.
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

Other income, net
The following table provides additional information on items included in "Other income, net" for the Successor three and nine-month periods ended December 31, 2014 and 2013, the Predecessor 101-day period ended July 10, 2013, and the combined nine-month period ended December 31, 2013.

	Successor				Predecessor	Combined
	Three Months Ended		Nine Months Ended		101 Days Ended	Nine Months Ended
	December 31,		December 31,		July 10,	December 31,
	2014	2013	2014	2013	2013	2013
	(in millions)
Interest income	$3	$5	$10	$22	$18	$40
Gain on early retirement of debt	—	48	—	56	—	56
Other, net	7	2	9	(11)	1	(10)
Total	$10	$55	$19	$67	$19	$86
Other income, net represented income of $10 million and $19 million for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to income of $55 million and $67 million in the Successor three and nine-month periods ended December 31, 2013, respectively, and income of $19 million in the Predecessor 101-day period ended July 10, 2013. Other, net in the Successor nine-month period ended December 31, 2013 primarily consisted of $159 million of income related to the recognition of the remaining unaccreted convertible bond discount offset by a $167 million loss related to the embedded derivative associated with the convertible bond between Starburst II and Sprint Communications, Inc. Gain on early retirement of debt in the Successor three and nine-month periods ended December 31, 2013 was a result of early retirement of the Clearwire Communications LLC and Clearwire Finance, Inc. 12% secured notes due 2015 and 12% secured notes due 2017.
Income Taxes
The Successor period income tax benefit of $657 million and $601 million for the three and nine-month periods ended December 31, 2014, respectively, represented a consolidated effective tax rate of approximately 22% and 16%, respectively. The Successor period income tax expense of $15 million and $44 million for the three and nine-month periods ended December 31, 2013, respectively, represented a consolidated effective tax rate of approximately (1)% and (2)%, respectively. The income tax benefit for the three and nine-month periods ended December 31, 2014 is primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss partially offset by tax expense on taxable temporary differences from the amortization of FCC licenses for income tax purposes. The tax expense of $15 million and $44 million for the Successor three and nine-month periods ended December 31, 2013, respectively, were primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses. The income tax expense of $1.6 billion for the Predecessor 101-day period ended July 10, 2013 is primarily attributable to the recognition of tax expense on the $2.9 billion gain on previously-held equity interests in Clearwire.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless service revenue, the sale of wireless devices (handsets and tablets), broadband devices, connected devices, and accessories, in addition to costs to acquire subscribers and network and interconnection costs to serve those subscribers, as well as other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings (loss) for the Successor three and nine-month periods ended December 31, 2014. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services. Wireless carriers accordingly must attract a greater proportion of new subscribers from competitors rather than from first-time subscribers. During 2013, wireless carriers also began to introduce new plans that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. As the adoption rates of these plans increase throughout our base of subscribers, we expect postpaid ARPU to continue to decline as a result of lower pricing associated with our new service plans as compared to our traditional plans which reflect higher service revenue and lower equipment revenue. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and are driven by the number of postpaid subscribers to our services, as well as ARPU. We have experienced net losses of postpaid handset subscribers over the last several quarters. The net loss of these postpaid handset subscribers in the period beginning April 1, 2014 through the nine months ended December 31, 2014 is expected to cause wireless service revenue to be approximately $260 million lower for the remainder of this fiscal year and approximately $1.0 billion lower for fiscal year 2015 than it would have been had those subscribers not been lost. The expected negative impact to service revenue and wireless segment earnings as a result of these subscriber losses is expected to be partially mitigated by net adds of tablets and connected devices experienced during the same period and increases in equipment revenue due to subscribers migrating to our installment billing and leasing programs. In addition, we leased devices through our Sprint retail stores totaling approximately $630 million and $700 million during the Successor three and nine-month periods ended December 31, 2014, respectively, that would have impacted cost of goods sold if they had been purchased under the installment billing or subsidized model. If the trend of handset subscriber net losses continues, we expect to see increased pressure on segment earnings. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers, in addition to evaluating our cost model to operationalize a more effective cost structure that better matches our new service plans, which we believe may help to relieve some of the pressure we expect on earnings. Since the release of our new price plans, recent results show improvement in trends of handset losses.

The following table provides an overview of the results of operations of our Wireless segment for the Successor three and nine-month periods ended December 31, 2014 and 2013, the Predecessor 101-day period ended July 10, 2013, and the combined nine-month period ended December 31, 2013.

	Successor				Predecessor	Combined
	Three Months Ended		Nine Months Ended		101 Days Ended	Nine Months Ended
	December 31,		December 31,		July 10,	December 31,
Wireless Segment Earnings	2014	2013	2014	2013	2013	2013
	(in millions)
Sprint platform	$5,202	$5,782	$16,132	$10,983	$6,469	$17,452
Nextel platform	—	—	—	—	74	74
Total postpaid	5,202	5,782	16,132	10,983	6,543	17,526
Sprint platform	1,215	1,237	3,633	2,265	1,408	3,673
Nextel platform	—	—	—	—	17	17
Total prepaid	1,215	1,237	3,633	2,265	1,425	3,690
Other(1)	106	161	359	331	28	359
Retail service revenue	6,523	7,180	20,124	13,579	7,996	21,575
Wholesale, affiliate and other	209	142	585	266	146	412
Total service revenue	6,732	7,322	20,709	13,845	8,142	21,987
Cost of services (exclusive of depreciation and amortization)	(1,902)	(2,255)	(5,939)	(4,342)	(2,532)	(6,874)
Service gross margin	4,830	5,067	14,770	9,503	5,610	15,113
Service gross margin percentage	72%	69%	71%	69%	69%	69%
Equipment revenue	1,701	1,161	3,846	1,797	894	2,691
Cost of products	(2,952)	(2,731)	(7,482)	(4,603)	(2,579)	(7,182)
Equipment net subsidy	(1,251)	(1,570)	(3,636)	(2,806)	(1,685)	(4,491)
Equipment net subsidy percentage	(74)%	(135)%	(95)%	(156)%	(188)%	(167)%
Selling, general and administrative expense	(2,545)	(2,444)	(6,937)	(4,519)	(2,550)	(7,069)
Wireless segment earnings	$1,034	$1,053	$4,197	$2,178	$1,375	$3,553
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
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
Retail service revenue decreased $657 million, or 9%, and increased $6.5 billion, or 48%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013. Both the three and nine-month periods experienced decreases primarily due to growth in tablet sales and postpaid subscribers on our new plans that tend to carry a lower average revenue per subscriber as well as a decline in average postpaid and prepaid subscribers mostly due to churn. These decreases were partially offset by a decline in certain plan discounts and customer credits and growth in our prepaid Boost brand that carries a higher average revenue per subscriber. The nine-month period resulted in an overall increase due to comparing results for the full nine-month period in 2014 to the shortened Post-merger periods in 2013.
Wholesale, affiliate and other revenues increased $67 million, or 47%, and $319 million, or 120%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013 primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013 as well as interest revenue associated with installment billing on handsets and an increase in revenues resulting from acquisitions in 2013. Approximately 49% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers for the Successor three and nine-month periods ended December 31, 2014 and 2013, the Predecessor 101-day period ended July 10, 2013, and the combined nine-month period ended December 31, 2013. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2013 may be found in the tables on the following pages.

	Successor				Predecessor	Combined
	Three Months Ended		Nine Months Ended		101 Days Ended	Nine Months Ended
	December 31,		December 31,		July 10,	December 31,
	2014	2013	2014	2013	2013	2013
	(subscribers in thousands)
Average postpaid subscribers	29,871	30,807	30,108	30,957	31,053	30,977
Average prepaid subscribers	15,324	16,063	15,272	16,040	15,890	15,972
Average retail subscribers	45,195	46,870	45,380	46,997	46,943	46,949
The table below summarizes ARPU for the Successor three and nine-month periods ended December 31, 2014 and 2013, the Predecessor 101-day period ended July 10, 2013, and the combined nine-month period ended December 31, 2013. Additional information about ARPU for each quarter since the quarter ended June 30, 2013 may be found in the tables on the following pages.

	Successor				Predecessor	Combined
	Three Months Ended		Nine Months Ended		101 Days Ended	Nine Months Ended
	December 31,		December 31,		July 10,	December 31,
	2014	2013	2014	2013	2013	2013
ARPU(1):
Postpaid	$58.63	$63.44	$60.18	$63.46	$63.68	$63.57
Prepaid	$27.61	$27.34	$27.77	$26.64	$27.01	$26.80
Average retail	$48.11	$51.07	$49.27	$50.89	$51.27	$51.06
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

Postpaid ARPU for the Successor three and nine-month periods ended December 31, 2014 decreased as compared to the same periods in 2013 primarily due to growth in sales of tablets, which carry a lower revenue per subscriber combined with the impact of subscriber migration to many of our new service plans, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2014 as a result of lower service fees associated with many of our new price plans, and a continued increase in tablet mix that carry a lower ARPU; however, as a result of our installment billing and leasing programs, we expect reduced equipment net subsidy expense to partially offset these declines. Prepaid ARPU for the Successor three and nine-month periods ended December 31, 2014 increased compared to the same periods in 2013 primarily due to the impact of a higher revenue per subscriber carried by subscribers acquired in the Clearwire Acquisition combined with an increase in ARPU among other prepaid brands as subscribers chose higher priced plans.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	194	(360)	58	(231)	(181)	(272)	30
Prepaid	(486)	84	322	(364)	(542)	35	410
Wholesale and affiliates(2)	(228)	181	302	212	503	827	527
Total Sprint platform	(520)	(95)	682	(383)	(220)	590	967
Nextel platform:
Postpaid	(1,060)	—	—	—	—	—	—
Prepaid	(255)	—	—	—	—	—	—
Total Nextel platform	(1,315)	—	—	—	—	—	—
Transactions(2):
Postpaid	(179)	(175)	(127)	(102)	(64)	(64)	(49)
Prepaid	(20)	(56)	(103)	(51)	(77)	(55)	(39)
Wholesale	—	13	25	69	27	13	13
Total Transactions	(199)	(218)	(205)	(84)	(114)	(106)	(75)

Total retail postpaid	(1,045)	(535)	(69)	(333)	(245)	(336)	(19)
Total retail prepaid	(761)	28	219	(415)	(619)	(20)	371
Total wholesale and affiliate	(228)	194	327	281	530	840	540
Total Wireless	(2,034)	(313)	477	(467)	(334)	484	892

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(4)	30,451	30,091	30,149	29,918	29,737	29,465	29,495
Prepaid	15,215	15,299	15,621	15,257	14,715	14,750	15,160
Wholesale and affiliates(2)(3)(4)	7,710	7,862	8,164	8,376	8,879	9,706	10,233
Total Sprint platform	53,376	53,252	53,934	53,551	53,331	53,921	54,888
Transactions(2):
Postpaid	173	815	688	586	522	458	409
Prepaid	39	704	601	550	473	418	379
Wholesale	—	106	131	200	227	240	253
Total Transactions	212	1,625	1,420	1,336	1,222	1,116	1,041

Total retail postpaid(4)	30,624	30,906	30,837	30,504	30,259	29,923	29,904
Total retail prepaid	15,254	16,003	16,222	15,807	15,188	15,168	15,539
Total wholesale and affiliates(3)(4)	7,710	7,968	8,295	8,576	9,106	9,946	10,486
Total Wireless	53,588	54,877	55,354	54,887	54,553	55,037	55,929

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	798	834	922	968	988	1,039	1,180
Wholesale and affiliates	3,057	3,298	3,578	3,882	4,192	4,635	5,175
Total	3,855	4,132	4,500	4,850	5,180	5,674	6,355
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

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,738,000 subscribers at December 31, 2014 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended December 31, 2014.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.83%	1.99%	2.07%	2.11%	2.05%	2.18%	2.30%
Prepaid	5.22%	3.57%	3.01%	4.33%	4.44%	3.76%	3.94%
Transactions(2):
Postpaid	26.64%	6.38%	5.48%	5.48%	4.15%	4.66%	4.09%
Prepaid	16.72%	8.84%	8.18%	5.11%	6.28%	5.70%	4.95%

Total retail postpaid	2.63%	2.09%	2.15%	2.18%	2.09%	2.22%	2.33%
Total retail prepaid	5.51%	3.78%	3.22%	4.35%	4.50%	3.81%	3.97%
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

(2)	Subscriber churn related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2013.

	Predecessor		Successor	Combined (2)	Successor
	June 30, 2013	10 Days Ended July 10, 2013	Sept 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014
ARPU
Sprint platform:
Postpaid	$64.20	$64.71	$64.24	$64.28	$64.11	$63.52	$62.07	$60.58	$58.90
Prepaid	$26.96	$26.99	$25.14	$25.33	$26.78	$26.45	$27.38	$27.19	$27.12
Nextel platform:
Postpaid	$36.66	$—	$—	$—	$—	$—	$—	$—	$—
Prepaid	$34.48	$—	$—	$—	$—	$—	$—	$—	$—
Transactions(1):
Postpaid	$59.87	$35.75	$37.44	$40.00	$36.30	$37.26	$39.16	$39.69	$39.85
Prepaid	$19.17	$12.78	$40.62	$43.20	$40.80	$43.80	$45.15	$45.52	$45.80

Total retail postpaid	$63.59	$64.55	$63.48	$63.69	$63.44	$62.98	$61.65	$60.24	$58.63
Total retail prepaid	$27.02	$26.96	$25.86	$26.04	$27.34	$27.07	$27.97	$27.73	$27.61
_______________________

(1)	Subscriber ARPU related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.

(2)
Combined ARPU for the quarterly period ending September 30, 2013 aggregates service revenue from the Predecessor 10-day period ended July 10, 2013 and the Successor three-month period ended September 30, 2013 divided by the sum of the monthly average subscribers during the three months ended September 30, 2013.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the Successor three-month period ended December 31, 2014, net postpaid subscriber additions were 30,000 as compared to 58,000 in the same period in 2013, inclusive of 189,000 and 465,000 net additions of tablets, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The primary driver for the net additions in the current quarter was the launch of new pricing plan options, partially offset by an increase in churn, primarily due to increased competition and network-related churn impacted by our network modernization plan. Other wireless carriers continue aggressive marketing efforts, including price reductions, to incent subscribers to switch carriers. As a result, we believe these efforts are also negatively impacting churn, which has a negative effect on earnings.
Retail Prepaid — During the Successor three-month period ended December 31, 2014, we added 410,000 net prepaid subscribers as compared to 322,000 in the same period in 2013. The increase in net additions is primarily due to subscriber growth in our Boost brand primarily due to new promotions in our indirect channels, partially offset by subscriber losses in the Virgin Mobile prepaid brands primarily due to continued competition. Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 10.2 million Sprint platform subscribers included in wholesale and affiliates, approximately 51% represent connected devices. Wholesale and affiliate subscriber net additions were 527,000 during the Successor three-month period ended December 31, 2014 as compared to 302,000 during the same period in 2013, inclusive of net additions of connected devices totaling 540,000 and 280,000, respectively. The increase in net additions was primarily attributable to growth in connected device subscribers.
Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the Successor three-month period ended December 31, 2014, we had net postpaid subscriber losses of 49,000, net prepaid subscriber losses of 39,000 and net wholesale subscriber additions of 13,000.
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
Cost of services decreased $353 million, or 16%, and increased $1.6 billion, or 37%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013. The increase in the nine-month period ended December 31, 2014 was primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013. In both the three and nine-month periods, decreases in network costs such as rent, utilities, backhaul and labor was a result of declining costs associated with Network Vision and the shut-down of the Nextel platform in June 2013 in addition to a decrease in roaming and long distance costs due to lower volume and rates. In the nine-month period, these decreases were partially offset by net increases as a result of the Clearwire Acquisition.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of equipment when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our marketing plans assume that certain equipment will be sold under the traditional subsidy model, the handset installment payment model, and the leasing model. Under the traditional subsidy model, we offer certain incentives to retain and acquire subscribers such as new handsets or tablets at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the equipment with a service contract. Under the handset installment payment model, the handset is sold at full, or close to full, retail price and we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the handset, which results in the recognition of significantly less equipment net subsidy. Under the leasing model, equipment revenue is recognized ratably over the term of the lease.
Cost of products includes equipment costs (primarily handsets, tablets and accessories), order fulfillment related expenses, and write-downs of inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from the equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. We also make incentive payments to certain indirect dealers who purchase the iPhone directly from Apple. Those payments are recognized as selling, general and administrative expenses when the handset is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.) Cost of products does not include the cost of the device leased to end-use subscribers. Rather, the carrying amount of the device is depreciated over the term of the lease to a residual value. During the Successor three and nine-month periods ended December 31, 2014, approximately $630 million and $700 million, respectively, of devices leased to end-use subscribers through our Sprint retail stores was not included in Cost of products.
Equipment revenue increased $540 million, or 47%, and $2.0 billion, or 114%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013. The increase in equipment revenue was primarily due to higher revenue from the installment billing and leasing programs and a higher average sales price per postpaid handset sold, partially offset by a decrease in postpaid handsets sold as a result of customers choosing to lease devices instead of purchasing them. Cost of products increased $221 million, or 8%, and $2.9 billion, or 63%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013 primarily due to higher average cost per handset sold for postpaid handsets, combined with an increase in prepaid handsets sold, partially offset by a decrease in postpaid handsets sold as a result of customers choosing to lease devices instead of purchasing them. Contributing to the increase in the nine-month period ended December 31, 2014 for both equipment revenue and cost of products is the comparison of results for a full nine-month period in 2014 to the shortened Post-merger period in 2013.
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
Sales and marketing expense was $1.5 billion and $4.0 billion representing an increase of $9 million, or 1%, and $1.3 billion, or 50%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013. The increase was primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013 combined with higher advertising costs related to new promotional campaigns, partially offset by a reduction in labor-related costs due to our reduction in force and retail store closures and lower commission expense as sales shift to more cost effective channels.
General and administrative costs were $1.1 billion and $3.0 billion, representing an increase of $92 million, or 9%, and $1.1 billion, or 56%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013, primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013 combined with an increase in bad debt expense, partially offset by a decrease in customer care costs primarily due to lower call volumes and labor-related initiatives.

Bad debt expense was $242 million and $731 million for the three and nine-month periods ended December 31, 2014, respectively, representing an increase of $98 million, or 68%, and $471 million, or 181%, respectively, as compared to bad debt expense of $144 million and $260 million in the same periods in 2013, respectively. In addition to the impact of comparing expense for a full nine-month period in 2014 to the shortened Post-merger period in 2013, the increase in bad debt expense is primarily related to an increase of bad debt expense associated with the increase in installment receivables. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers.

Segment Earnings - Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business and consumer subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks. Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP), and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, a significant amount of voice and data traffic on our wireline network relates to our Wireless segment as a result of growing usage by our wireless subscribers.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. We also continue to provide voice services primarily to business consumers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. For fiscal year 2014, we expect wireline segment earnings to decline significantly as compared to calendar year 2013 as one of our larger cable Multiple System Operators (MSO's) completes the transition to in-source the digital voice services provided by our network. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For fiscal year 2014, we expect wireline segment earnings to decline by approximately $140 million to $150 million as compared to calendar year 2013 to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. Declines in wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of service.

The following table provides an overview of the results of operations of our Wireline segment for the Successor three and nine-month periods ended December 31, 2014 and 2013, the Predecessor 101-day period ended July 10, 2013, and the combined nine-month period ended December 31, 2013.

	Successor				Predecessor	Combined
	Three Months Ended		Nine Months Ended		101 Days Ended	Nine Months Ended
	December 31,		December 31,		July 10,	December 31,
Wireline Segment Earnings	2014	2013	2014	2013	2013	2013
	(in millions)
Voice	$289	$386	$910	$719	$419	$1,138
Data	52	81	161	138	94	232
Internet	333	374	1,018	747	479	1,226
Other	18	18	57	32	16	48
Total net service revenue	692	859	2,146	1,636	1,008	2,644
Cost of services and products	(581)	(659)	(1,800)	(1,235)	(741)	(1,976)
Service gross margin	111	200	346	401	267	668
Service gross margin percentage	16%	23%	16%	25%	26%	25%
Selling, general and administrative expense	(100)	(95)	(273)	(179)	(123)	(302)
Wireline segment earnings	$11	$105	$73	$222	$144	$366
Wireline Revenue
Voice Revenues
Voice revenues for the Successor three and nine-month periods ended December 31, 2014 decreased $97 million, or 25%, and increased $191 million, or 27%, respectively, as compared to the same periods in 2013. The decrease was driven by lower volume and overall rate declines, primarily due to the decline in prices for the sale of services to our Wireless segment, combined with decreases in international hubbing volumes in the three and nine-month periods ended December 31, 2014. In addition, the increase in the nine-month period ended December 31, 2014 was primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013. Voice revenues generated from the sale of services to our Wireless segment represented 33% and 30% of total voice revenues for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to 31% and 33%, respectively, in the same periods in 2013.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $29 million, or 36%, and increased $23 million, or 17%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013 as a result of customer churn, primarily related to Private Line. In addition, the increase in the nine-month period ended December 31, 2014 was primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013. Data revenues generated from the provision of services to the Wireless segment represented 42% of total data revenue for each of the Successor three and nine-month periods ended December 31, 2014 as compared to 57% and 50%, respectively, in the same periods in 2013.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $41 million, or 11%, and increased $271 million, or 36%, for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013. The decrease is primarily due to fewer IP customers, and in particular, the final transition to in-sourcing at one of our larger cable MSO's. In addition, revenue was also impacted by a decline in the sale of services to our Wireless segment due to the elimination of backhaul associated with the decommissioning of the Nextel platform as of June 30, 2013. In addition, the increase in the nine-month period ended December 31, 2014 was primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013. Sale of services to our Wireless segment represented 13% and 12% of total Internet revenues for the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to 9% and 11%, respectively, in the same periods in 2013.

Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, remained flat and increased $25 million, or 78%, in the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013.
Costs of Services and Products
Costs of services and products include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services and products decreased $78 million, or 12%, and increased $565 million, or 46%, in the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013. The decrease was primarily due to lower access expense as the result of savings initiatives and declining voice and IP rate and volumes in both the three and nine-month periods. In addition, the increase in the nine-month period ended December 31, 2014 was primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013. Service gross margin percentage decreased from 23% and 25% in the Successor three and nine-month periods ended December 31, 2013, respectively, to 16% in each of the Successor three and nine-month periods ended December 31, 2014 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services and products.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $5 million, or 5%, and $94 million, or 53%, in the Successor three and nine-month periods ended December 31, 2014, respectively, as compared to the same periods in 2013. The increase was primarily due to comparing results for a full nine-month period in 2014 to the shortened Post-merger period in 2013, partially offset by a decrease due to a reduction in shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 14% and 13% in the Successor three and nine-month periods ended December 31, 2014, respectively, compared to 11% in each of the same periods in 2013.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Successor		Predecessor	Combined
	Nine Months Ended		101 Days Ended	Nine Months Ended
	December 31,		July 10,	December 31,
	2014	2013	2013	2013
	(in millions)
Net cash provided by (used in) operating activities	$1,474	$(59)	$1,731	$1,672
Net cash used in investing activities	$(2,912)	$(18,108)	$(5,227)	$(23,335)
Net cash (used in) provided by financing activities	$(77)	$24,528	$(251)	$24,277
Operating Activities
Net cash provided by operating activities of approximately $1.5 billion in the Successor nine-month period ended December 31, 2014 increased $1.5 billion from the same period in 2013 primarily due to the SoftBank Merger occurring on July 10, 2013, which resulted in approximately six months of comparable operating activities to the Successor nine-month period ended December 31, 2014. The Successor nine-month period ended December 31, 2013 also included $180 million of call redemption premiums paid to retire Clearwire debt and approximately $225 million of interest payments related to Clearwire debt. Net cash provided by operating activities in the Successor nine-month period ended December 31, 2014 decreased $198 million compared to the combined nine-month period ended December 31, 2013. The decrease was due to decreased cash received from customers of $1.3 billion primarily as a result of increases in installment billing receivables and declines in net operating revenues and increased interest payments of $263 million primarily related to the debt issued in September 2013 and December 2013. The decrease was partially offset by decreased vendor and labor-related payments of $1.2 billion, which were primarily due to (i) decreased backhaul payments related to the shut-down of the Nextel platform in June 2013, (ii) declines in roaming payments due to lower volumes and rates, and (iii) fewer labor-related payments primarily as a result of reductions in force, call center savings due to lower call volumes, and other labor-related initiatives. These decreases were partially offset by increased cash paid for inventory.

Investing Activities
Net cash used in investing activities in the Successor nine-month period ended December 31, 2014 decreased by approximately $15.2 billion as compared to the same period in 2013, primarily due to increases of approximately $1.2 billion in proceeds from sales and maturities of short-term investments in the Successor nine-month period ended December 31, 2014 as compared to the same period in 2013 and 2013 increases related to the SoftBank Merger of $14.1 billion, net of cash acquired. These decreases were partially offset by increased capital expenditures of $110 million and increased purchases of short-term investments of $228 million. In addition, in the Successor nine-month period ended December 31, 2014, we received $95 million in reimbursements of our costs of clearing the H Block spectrum as part of the Report and Order obligations and $114 million of proceeds from sales of assets and FCC licenses of which $90 million was related to the sale of certain FCC licenses.
Financing Activities
Net cash used in financing activities was $77 million during the Successor nine-month period ended December 31, 2014, which was primarily due to principal payments on the iPCS, Inc. Second Lien Secured Floating Rate Notes due 2014 of approximately $181 million and a scheduled principal payment on our secured equipment credit facility of approximately $127 million. In addition, we amended our unsecured Export Development Canada (EDC) agreement to, among other things, add an additional tranche totaling $300 million due 2019.
Net cash provided by financing activities was $24.5 billion during the Successor nine-month period ended December 31, 2013, which included proceeds from the issuance of common stock and warrants of approximately $18.6 billion related to the SoftBank Merger. In addition, the Company issued $9.0 billion in debt consisting of a September 11, 2013 issuance of $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023, and a December 12, 2013 issuance of $2.5 billion aggregate principal amount of 7.125% notes due 2024, each guaranteed by Sprint Communications, Inc. We also incurred approximately $147 million of debt issuance costs. These increases, along with net borrowings under our secured equipment credit facility of approximately $444 million, were offset by the retirement of approximately $3.3 billion principal amount of Clearwire debt.
Working Capital
As of December 31, 2014 and March 31, 2014, we had negative working capital of $1.8 billion and working capital of $1.9 billion, respectively. Our working capital as of December 31, 2014 and March 31, 2014 included accrued capital expenditures for unbilled services totaling approximately $818 million and $1.2 billion, respectively, related to our network modernization. The decline in working capital is primarily due to increased accounts payable of approximately $2.1 billion primarily as a result of extended payment terms with certain network equipment suppliers and timing of purchases and payments associated with device launches, decreased short-term investments of $966 million, and $500 million under the EDC agreement due December 2015 being reclassified to current from long-term debt, financing and capital lease obligations. In addition, further contributing to the decline was decreased cash of $1.5 billion primarily due to cash paid for capital expenditures which was partially offset by net cash provided by operating activities. These declines were partially offset by $755 million in increased accounts receivable, net primarily due to increased installment billing receivables and increased device and accessory inventory of $531 million. The remaining balance was due to changes to other working capital items.
Long-Term Debt
We retired the remaining $181 million of the iPCS, Inc. Second Lien Secured Floating Rate Notes in May 2014. In addition, we made a principal payment of $127 million on our secured equipment credit facility in September 2014. As part of the amendment to the EDC agreement in December 2014, we added an additional tranche totaling $300 million, as described below.
Receivables Facility
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (the Receivables Facility) to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. The actual amount available to draw upon varies based on eligible receivables as defined in the agreement, therefore, the amount available to withdraw will vary. Sales of eligible receivables may occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The receivables primarily consist of wireless service charges currently due from subscribers and are short-term in nature. As of December 31, 2014, Sprint had not sold any accounts receivable and the amount available under the Receivables Facility was $1.0 billion.

Credit Facilities
In October 2014, we amended our revolving bank credit facility that expires in February 2018 to, among other things, modify the required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.5 to 1.0 through the quarter ended December 31, 2015, 6.25 to 1.0 through the quarter ended December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The amended facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance. The amendment also added Sprint Corporation as a guarantor of this credit facility.
In December 2014, we amended our unsecured EDC agreement and the Eksportkreditnamnden (EKN) secured equipment credit facility to modify the Leverage Ratio to provide for terms similar to those of the revolving bank credit facility, as was amended in October 2014, and to add Sprint Corporation as guarantor under each of the respective agreements. As part of the amendment to the EDC agreement, we increased our borrowing capacity by an additional $300 million due in 2019. As of December 31, 2014, the EDC agreement was fully drawn. Under the terms of both the EDC agreement and the EKN secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn.
As of December 31, 2014, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and all other equipment credit facilities was 5.1 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Finnvera secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by Finnvera plc (Finnvera), the Finnish export credit agency, with the ability to borrow up to $800 million, to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility is divided into three consecutive tranches of varying size, with borrowings available through October 2017, contingent upon the amount of equipment-related purchases made by Sprint. Interest and fully-amortizing principal payments are due semi-annually by tranche beginning in March 2015 until June 2021. Although the facility was available for borrowing as of December 31, 2014, we had not yet drawn on the facility.
K-sure secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by K-sure, the Korean export credit agency, with the ability to borrow up to $750 million, to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility is divided into three consecutive tranches of varying size, and draws became available in January 2015 and will be available until May 2018 or until fully drawn, contingent upon the amount of equipment-related purchases by Sprint. Interest and fully-amortizing principal payments are due semi-annually by tranche beginning in June 2015 until December 2022.
Delcredere | Ducroire secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by Delcredere | Ducroire (D/D), the Belgian export credit agency, with the ability to borrow up to $250 million, to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The facility will be available to draw in early 2015 until December 2016. Interest and fully-amortizing principal payments are due semi-annually beginning in June 2015 until December 2021. The facility was not available to be drawn in December 2014.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each of the facilities. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. The covenants under each of the four secured equipment credit facilities are similar to one another and to the covenants of our revolving bank credit facility and EDC agreement.
Liquidity and Capital Resources
As of December 31, 2014, our liquidity, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving bank credit facility and availability under the Receivables Facility was $7.5 billion. Our cash, cash equivalents and short-term investments totaled $3.7 billion as of December 31, 2014 compared to $6.2 billion as of March 31, 2014. As of December 31, 2014, approximately $500 million in letters of credit were outstanding under our

$3.3 billion revolving bank credit facility. During the quarter ended December 31, 2014 the amount of the letter of credit required pursuant to the Report and Order was reduced in total by $416 million from $850 million to $434 million. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $2.8 billion of borrowing capacity available under the revolving bank credit facility as of December 31, 2014. In addition, we had available borrowing capacity of up to $800 million under our Finnvera secured equipment credit facility as of December 31, 2014 and an aggregate $1.0 billion under our K-sure and D/D secured equipment credit facilities, of which $750 million became available in January 2015 and the remainder will become available in early 2015. However, utilization of these new facilities depends on the amount and timing of network-related equipment purchases from the applicable suppliers.
To meet our short- and long-term liquidity requirements, we look to a variety of funding sources. Our existing liquidity balance and cash generated from operating activities is our primary source of funding. In addition to cash flows from operating activities, we rely on the ability to issue debt and equity securities, the ability to issue other forms of financing, proceeds from the sale of certain accounts receivable under the Receivables Facility and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements through the next twelve months, including debt service requirements and other significant future contractual obligations. To maintain an adequate amount of available liquidity and execute according to the timeline of our current business plan, which includes network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to achieve more competitive margins, we may need to raise additional funds from external resources. If we are unable to fund our remaining capital needs from external resources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits to results from operations and cash flows from operations.
In determining our expectation of future funding needs in the next twelve months and beyond, we have made several assumptions regarding:

•	projected revenues and expenses relating to our operations, including the impacts related to our installment billing and leasing programs;

•	current availability of up to $1.0 billion in funding under the Receivables Facility, which terminates in May 2016 unless extended;

•	continued availability of a revolving bank credit facility in the amount of $3.3 billion, less any letters of credit, which expires in February 2018;

•	current and expected availability up to $1.8 billion of the new secured equipment credit facilities and any principal and interest payments;

•	the use of cash and cash equivalents in the near-term;

•	anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, and FCC license acquisitions;

•	anticipated payments under the Report and Order, as supplemented;

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, including approximately $11.8 billion coming due over the next five years plus interest due on all outstanding debt; and

•	other future contractual obligations, including our network modernization plan, and general corporate expenditures.
Our ability to fund our capital needs from external sources is ultimately affected by the overall capacity and terms of the banking and securities markets, the availability of other financing alternatives, as well as our performance and our credit ratings. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility at a reasonable cost of capital.

The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B1	B2	Ba2	Ba1	Negative
Standard and Poor's	BB-	BB-	BB+	BB+	Stable
Fitch	B+	B+	BB	BB	Stable
Although we expect to continue to improve our Sprint platform postpaid subscriber results, and execute on our network modernization and integration plans, if we do not meet our expectations of adding more accretive postpaid handset (versus tablet) subscribers, depending on the severity of any difference in actual results versus what we currently anticipate, it may make it difficult for us to generate sufficient EBITDA to remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
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

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Transition Report on Form 10-K for the period ended March 31, 2014. Below is a graph depicting our future principal maturities of debt as of December 31, 2014.
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, and under which $500 million in letters of credit were outstanding, (ii) vendor financing notes assumed in the Clearwire Acquisition, and (iii) all capital leases and other financing obligations.

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
Sprint's other off-balance sheet arrangements consist of the guarantee liabilities that arise from the option provided to our subscribers to purchase, on a monthly basis, an annual trade-in right. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used handset at trade-in, subscribers' estimated remaining balance of the installment receivable, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned handset is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers, who elected the option, were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $342 million at December 31, 2014. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in.

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
Valuation and Recoverability of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. Long-lived asset groups have been determined based upon certain factors including assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment analyses, when performed, are based on our current business and technology strategy, views of growth rates for our business, anticipated future economic and regulatory conditions and expected technological availability.
During the quarter ended December 31, 2014, we tested the recoverability of the Wireline long-lived assets due to continued declines in our Wireline segment earnings and our current forecast that projects continued losses in future periods. As a result of the test, we recorded an impairment loss of $233 million, which is included in “Impairments” in our consolidated statements of comprehensive loss, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value of $918 million as of December 31, 2014. The fair value of the Wireline long-lived assets was estimated using a market approach, which included significant unobservable inputs including liquidation curves, useful life assumptions, and scrap values. As the assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy.
The determination of fair value requires judgment and is sensitive to changes in underlying assumptions. While we believe our judgments and assumptions are reasonable, changes in future periods may impact our assumptions and lead to additional, future impairments.
As of December 31, 2014, our estimate of undiscounted cash flows exceeded the carrying value of our Wireless asset group by more than 10%. If we experience significant operational challenges, including retaining and attracting subscribers, future cash flows of the Company may not be sufficient to recover the carrying value of our Wireless asset group, and we could record additional asset impairments that are material to Sprint's consolidated results of operations and financial condition.

Evaluation of Goodwill and Indefinite-lived Intangible Assets for Impairment
As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value, including FCC licenses, goodwill, and trade names of $35.8 billion, $6.3 billion, and $5.9 billion, respectively. The estimated fair values were determined based on numerous assumptions and estimates, such as Company forecasts, discount rates, growth rates, among others, as well as our then-current stock price. All of the indefinite-lived assets, including goodwill, were entirely allocated to our Wireless segment.
Sprint evaluates the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount.
Since the SoftBank Merger Date, actual results and expectations of net postpaid handset subscriber additions have been lower than the forecasts used to allocate the purchase price to the assets acquired and liabilities assumed. During the quarter ended December 31, 2014, the stock price and our related market capitalization decreased significantly and our credit rating was downgraded by one of the ratings service providers. We also updated our long-term forecasted cash flows for the Company and the Wireless reporting unit during the fourth quarter. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions, future cost savings initiatives and the availability of the necessary network infrastructure, handsets and other devices. Based on these events and changes in circumstances, we determined that recoverability of the carrying amount of goodwill and the Sprint trade name should be evaluated for impairment.
The impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized equal to that excess. We estimated the fair value of the Sprint trade name assigned to the Wireless segment using the relief-from-royalty method, which uses several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. The significant unobservable inputs included projected revenues with annual growth rates, a royalty rate, a growth rate of 1.5% in the terminal year and a discount rate of 16%. The carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the quarter ended December 31, 2014 we recorded an impairment loss of $1.9 billion, which is included in "Impairments" in our consolidated statements of comprehensive loss. Changes in certain assumptions can have a significant effect on the estimated fair value, specifically the royalty rate and the discount rate. A 50 basis point decrease to the royalty rate would result in an additional impairment of approximately $600 million and an increase in the discount rate of 50 basis points would result in an additional impairment of approximately $100 million.
The analysis of potential impairment of goodwill requires a two-step approach. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We estimated the fair value of the Wireless reporting unit using both discounted cash flow and market based valuation models. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs include, but are not limited to, a discount rate of 8%, a terminal growth rate of 1.5%, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, expenses, EBITDA margins, and capital expenditures, among others. We compared the estimated fair value to the carrying amount of the Wireless reporting unit and concluded that the second step of a goodwill impairment test was not required because the estimated fair value exceeded the carrying amount. Changes in certain assumptions could have a significant impact to the estimated fair value of the Wireless reporting unit. For instance, a 20 basis point increase to the discount rate would have resulted in a fair value for the Wireless reporting unit below its carrying value, which would have resulted in the Company performing the second step of the goodwill impairment test, which could have resulted in a goodwill impairment during the quarter ended December 31, 2014 and may have resulted in a larger impairment loss related to our Sprint trade name.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill and Sprint trade name impairment tests will prove to be an accurate prediction of the future. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets.

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

•	our ability to continue to access our spectrum and any additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	our ability to obtain additional financing, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital;

•
the impact of various parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide products, including distribution, or infrastructure equipment for our networks;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•	potential increase in subscriber churn, bad debt expense and write-offs related to any of our service plans or our installment billing or leasing programs;

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of December 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2014 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff sought class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied. On March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014 we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals but that petition was denied. After mediation, the parties have reached an agreement in principle to settle the matter, and the settlement amount is expected to be substantially paid by the Company's insurers. The proposed settlement is subject to court approval. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended December 31, 2014, there were no material developments in the status of these legal proceedings.

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
After the SoftBank Merger, SoftBank acquired control of Sprint. During the three-month period ended December 31, 2014, SoftBank, through one of its non-U.S. subsidiaries, provided telecommunications services in Iran to Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the three-month period ended December 31, 2014, SoftBank had no gross revenues and no net profit was generated. This subsidiary also provided telecommunications services to a single account at the Embassy of Iran in Japan. During the three-month period ended December 31, 2014, SoftBank estimates that gross revenues and net profit generated by such services were under $2,000 and $1,000, respectively. Sprint was not involved in, and did not receive any revenue from, any of these activities. The relevant SoftBank subsidiary is in the process of terminating the arrangements with Telecommunications Services Company (MTN Irancell). With respect to the single account at the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such account.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: February 5, 2015

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

10.2	Amendment, dated as of October 30, 2014, to the Credit Agreement, dated as of February 28, 2013, by and among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., as administrative agent, CitiBank, N.A., as syndication agent, and the lenders named therein	8-K	001-04721	10.1	11/4/2014

10.3	First Amendment to Employment Agreement, entered into on November 10, 2014, by and between Sprint Corporation and R. Marcelo Claure	8-K	001-04721	10.1	11/12/2014

10.4	Third Amendment to Employment Agreement, dated November 14, 2014, between Sprint Communications, Inc. and Joseph J. Euteneuer					*

10.5	Letter Agreement, dated November 12, between Sprint Corporation and Robert L. Johnson					*

10.6	Second Amendment to Employment Agreement, dated November 12, 2014, between Sprint Communications, Inc. and Michael Schwartz					*

10.7	Letter Agreement, dated November 11, 2014, between Sprint Corporation and Jeff Hallock					*

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.