Form 10-K
period 2015-03-31
SPRINT Corp
filed 2015-05-26
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates of Sprint Corporation at September 30, 2014 was $4,747,107,524
COMMON STOCK OUTSTANDING AT MAY 18, 2015: 3,967,215,647 shares

SPRINT CORPORATION

SPRINT CORPORATION
SECURITIES AND EXCHANGE COMMISSION
ANNUAL REPORT ON FORM 10-K
PART I

Item 1.	Business
FORMATION
Sprint Corporation, incorporated in 2012 under the laws of Delaware, is a holding company, with operations conducted by its subsidiaries. Our common stock trades on the New York Stock Exchange (NYSE) under the symbol "S."
On July 9, 2013, Sprint Nextel Corporation, a Kansas corporation organized in 1938 (Sprint Nextel), completed the acquisition of the remaining equity interests in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together "Clearwire") that it did not previously own (Clearwire Acquisition) in an all cash transaction for approximately $3.5 billion, net of cash acquired of $198 million, which provided us with control of 2.5 gigahertz (GHz) spectrum and tower resources.
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owned approximately 79% of the outstanding common stock of Sprint Corporation as of March 31, 2015.
Successor and Predecessor Periods and Reporting Obligations
In connection with the close of the SoftBank Merger (as described above), Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. The financial information herein distinguishes between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. In addition, in order to align with SoftBank’s reporting schedule, we changed our fiscal year end from December 31 to March 31, effective March 31, 2014. References herein to any fiscal year refer to the twelve-month period ending March 31 unless otherwise specifically noted.
OVERVIEW
Sprint Corporation and its subsidiaries is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of consumers, businesses, government subscribers and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries. We are the third largest wireless communications company in the U.S. based on wireless revenue, as well as a provider of wireline services. Our services are provided through our ownership of extensive wireless networks, an all-digital global wireline network and a Tier 1 Internet backbone.
We offer wireless and wireline services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on our wireless networks utilizing various technologies including third generation (3G) code division multiple access (CDMA), fourth generation (4G) services utilizing Long Term Evolution (LTE) and Worldwide Interoperability for Microwave Access (WiMAX) technologies (which we expect to shut-down by the end of calendar year 2015). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks.

Our Business Segments
We operate two reportable segments: Wireless and Wireline. For additional information regarding our segments, see "Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and also refer to the Notes to the Consolidated Financial Statements.
Wireless
We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand. We continue to support the open development of applications, content, and devices on the Sprint platform. In addition, we enable a variety of business and consumer third-party relationships through our portfolio of machine-to-machine solutions, which we offer on a retail postpaid and wholesale basis. Our machine-to-machine solutions portfolio provides a secure, real-time and reliable wireless two-way data connection across a broad range of connected devices.
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account. We offer these plans with traditional subsidy, installment billing or leasing programs. The traditional subsidy program requires a signed service contract and allows for a subscriber to either bring their handset or purchase one at a discount for a new line of service. Our installment billing program does not require a signed fixed-term service contract and offers service plans at lower monthly rates compared to traditional subsidy plans, but requires the subscriber to pay full or near full price for the handset over monthly installments. Our leasing program also does not require a signed fixed-term service contract, provides for service plans at lower monthly rates compared to traditional subsidy plans and allows qualified subscribers to lease a handset and make payments for the handset over the life of the lease. At the end of the lease term, the subscriber can either turn in the handset, continue leasing the handset or purchase the handset. See "Item 1A. Risk Factors—Subscribers who purchase a device on an installment billing basis are no longer required to sign a fixed-term service contract, which could result in higher churn and higher bad debt expense" and "—Because we are one of the first wireless service providers to lease devices to subscribers, our device leasing program exposes us to new risks, including those related to the actual residual value realized on returned devices, higher churn and higher bad debt expense."
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Sprint prepaid primarily serves subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers with plans that offer unlimited text and talk with step pricing based on their preferred data usage. Virgin Mobile primarily serves subscribers through plans that offer control, flexibility and connectivity through various plan options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers, in certain states, who meet income requirements or are receiving government assistance, with a free wireless phone, 250 free local and long-distance voice minutes each month and unlimited free texts under the Lifeline Program.
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
Services and Products
Data & Voice Services
Wireless data communications services include mobile productivity applications, such as Internet access, messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to view live television, listen to satellite radio, download and listen to music, and play games. Wireless voice communications services include basic local and long-distance wireless voice services throughout the U.S., as well as voicemail, call waiting, three-way calling, caller identification, directory assistance and call forwarding. We also provide voice and data services in numerous countries outside of the U.S. through roaming arrangements. We offer customized design, development, implementation and support for wireless services provided to large companies and government agencies.
Products
Our services are provided using a broad array of devices and applications and services that run on these devices to meet the growing needs of subscriber mobility. Our device portfolio includes many cutting edge handsets from various original equipment manufacturers (OEMs) as well as hotspots, which allow the connection of multiple WiFi enabled devices to the Sprint platform and embedded tablets and laptop devices. We have historically sold these handsets at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. Subscribers now have additional options to purchase eligible devices through our installment billing program, Sprint Easy PaySM, or to lease eligible devices through our lease program. In addition, we sell accessories, such as carrying cases, hands-free devices and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.
Wireless Network Technologies
We deliver wireless services to subscribers primarily through our Sprint platform network. Our Sprint platform uses primarily 3G CDMA and 4G LTE wireless technologies. We continue to serve customers utilizing WiMAX technology, although we expect to shut our WiMAX network down by the end of calendar year 2015. Our 3G CDMA wireless technology uses a digital spread-spectrum technique that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. Our 4G LTE wireless data communications technology utilizes an all-internet protocol (IP) network to deliver high-speed data communications. To integrate voice into LTE, we expect to use Voice over LTE technology (VoLTE). We provide nationwide service through a combination of operating our own network in both major and smaller U.S. metropolitan areas and rural connecting routes, affiliations under commercial arrangements with third-party affiliates and roaming on other providers' networks.
Sales, Marketing and Customer Care
We focus the marketing and sales of wireless services on targeted groups of retail subscribers: individual consumers, businesses and government.
We use a variety of sales channels to attract new subscribers of wireless services, including:

•	direct sales representatives whose efforts are focused on marketing and selling wireless services primarily to mid-sized to large businesses and government agencies;

•	retail outlets, owned and operated by us, that focus on sales to the small business and consumer markets;

•
indirect sales agents and third-party retailers that primarily consist of local and national non-affiliated dealers and independent contractors that market and sell services to businesses and the consumer market, and are generally paid through commissions; and

•	subscriber-convenient channels, including Internet sales and telesales.
Effective April 1, 2015, Sprint entered into an agreement with General Wireless, who recently acquired 1,743 retail outlets of RadioShack Corporation (RadioShack) pursuant to a bankruptcy auction. Under the arrangement, General Wireless and Sprint are establishing co-branded Sprint-RadioShack retail stores at 1,435 locations throughout the U.S. Using a store-within-a-store concept, the co-branded stores will exclusively sell or lease Sprint devices and the associated postpaid and prepaid service plans as well as RadioShack products, warranties, services and accessories. The arrangement is designed to provide Sprint with a substantial increase in its direct retail footprint.
We market our postpaid services under the Sprint brand. We market our prepaid services under the Sprint, Boost Mobile, Virgin Mobile, and Assurance Wireless brands as a means to provide value-driven prepaid service plans to particular markets. Our wholesale customers are resellers of our wireless services rather than end-use subscribers and market their products and services using their own brands.
Although we market our services using traditional print, digital and television advertising, we also provide exposure to our brand names and wireless services through various sponsorships. The goal of these marketing initiatives is to increase brand awareness and sales.
Our customer care organization works to improve our subscribers' experience, with the goal of retaining subscribers of our wireless services and growing their long-term relationships with Sprint. Customer service call centers receive and resolve inquiries from subscribers and proactively address subscriber needs.

Competition
We believe that the market for wireless services has been and will continue to be characterized by competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless (Verizon) and T-Mobile. Our primary competitors offer voice, high-speed data, entertainment and location-based services and push-to-talk-type features that are designed to compete with our products and services. AT&T and Verizon also offer competitive wireless services packaged with local and long distance voice, high-speed Internet services and cable and have significant competitive advantages due to their large asset bases and greater scale. Our prepaid services compete with a number of carriers and resellers including TracFone Wireless, which offers competitively-priced calling plans that include unlimited local calling. Additionally, AT&T, T-Mobile and Verizon also offer competitive prepaid services and wholesale services to resellers. Competition may intensify as a result of mergers and acquisitions, as new firms enter the market, and as a result of the introduction of other technologies, the availability of additional commercial spectrum bands, such as the 600 megahertz (MHz) band, the AWS-3 band and the AWS-4 band, and the potential introduction of new services using unlicensed spectrum. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer similar services compete against our offerings.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market has matured, it has become increasingly important to retain existing subscribers in addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands. Wireless carriers are addressing the growth in non-traditional data needs by working with OEMs to integrate connected devices such as after-market in-vehicle connectivity, point-of-sale systems, kiosks and vending machines, asset tracking, digital signage, security, smartgrid utilities, medical equipment and a variety of other consumer electronics and appliances, which utilize wireless networks to increase consumer and business mobility. In addition, we and our competitors continue to offer more service plans that combine voice, text and data offerings, plans that allow users to add additional devices, including tablets, to their plans at attractive rates, plans with unlimited data included in the fixed monthly charge for the plan, plans that offer the ability to share data among a group of related subscribers, or combinations of these features. Consumers respond to these plans by electing those they deem most attractive. In addition, wireless carriers also try to appeal to subscribers by offering certain devices at prices lower than their acquisition cost, which we refer to as our traditional subsidy program. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. As a result, we and our competitors recognize point-of-sale losses that are not expected to be recovered until future periods when services are provided.
Wireless carriers now offer plans that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. AT&T, Verizon Wireless and T-Mobile also offer programs that include an option to purchase a handset using an installment billing program. Under installment billing programs, many carriers, including Sprint, recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to traditional subsidized plans, this results in better alignment of equipment revenue with the cost of the device, which reduces the amount of equipment net subsidy recognized in our operating results. See "Item 1A. Risk Factors—Subscribers who purchase a device on an installment billing basis are no longer required to sign a fixed-term service contract, which could result in higher churn and higher bad debt expense."
Our ability to effectively compete in the wireless business is dependent upon our ability to retain existing and attract new subscribers in an increasingly competitive marketplace. In response to the increased competition, Sprint launched its industry-first, innovative leasing program. As with our installment billing program, our leasing program does not require a signed fixed-term service contract, provides for service plans at lower monthly rates compared to traditional subsidy plans and allows qualified subscribers to lease a handset and make payments for the handset over the life of the lease. At the end of the lease term, the subscriber can either turn in the handset, continue leasing the handset or purchase the handset. See "Item 1A. Risk Factors—If we are not able to retain and attract profitable wireless subscribers, our financial performance will be impaired" and "—Because we are one of the first wireless service providers to lease devices to subscribers, our device leasing program exposes us to new risks including those related to the actual residual value realized on returned devices, higher churn and higher bad debt expense."
Wireline
We provide a broad suite of wireline services to other communications companies and targeted business and consumer subscribers. In addition, we provide services to our Wireless segment. Our services are provided through an all-digital global wireline network and a Tier 1 Internet backbone.

Services and Products
Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP) and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easy for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, a significant amount of voice and data traffic on our wireline network originates from our Wireless segment as a result of growing usage by our wireless subscribers.
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based services and de-emphasizing stand-alone voice services and non-IP-based data services. Our Wireline segment markets and sells its services primarily through direct sales representatives.
Competition
Our Wireline segment competes with AT&T, Verizon Communications, CenturyLink, Level 3 Communications, Inc., other major local incumbent operating companies and cable operators, as well as a host of smaller competitors in the provision of wireline services. Over the past few years, our voice services have experienced an industry-wide trend of lower revenue from lower prices and increased competition from other wireline and wireless communications companies, as well as cable multiple system operators (MSOs) and Internet service providers.
Some competitors are targeting the high-end data market and are offering deeply discounted rates in exchange for high-volume traffic as they attempt to utilize excess capacity in their networks. In addition, we face increasing competition from other wireless and IP-based service providers. Many carriers, including cable companies, are competing in the residential and small business markets by offering bundled packages of both voice and data services. Competition in wireline services is based on price and pricing plans, the types of services offered, customer service and communications quality, reliability and availability. Our ability to compete successfully will depend on our ability to anticipate and respond to various competitive factors affecting the industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and pricing strategies. See "Item 1A. Risk Factors—Competition, industry consolidation, and technological changes in the market for wireless services could negatively affect our operations, resulting in adverse effects on our revenues, cash flows, growth, and profitability."
Legislative and Regulatory Developments
Overview
Communications services are subject to regulation at the federal level by the Federal Communications Commission (FCC) and in certain states by public utilities commissions (PUCs). Since the SoftBank Merger, we have been subject to regulatory conditions imposed by the Committee on Foreign Investment in the United States (CFIUS) pursuant to a National Security Agreement (NSA) among SoftBank, Sprint, the Department of Justice, the Department of Homeland Security and the Department of Defense (the latter three collectively, the USG Parties). Other federal agencies, such as the Federal Trade Commission and Consumer Financial Protection Bureau, have also asserted jurisdiction over our business.
The following is a summary of the regulatory environment in which we operate and does not describe all present and proposed federal, state and local legislation and regulations affecting the communications industry. Some legislation and regulations are the subject of judicial proceedings, legislative hearings and administrative proceedings that could change the way our industry operates. We cannot predict the outcome of any of these matters or their potential impact on our business. See "Item 1A. Risk Factors—Government regulation could adversely affect our prospects and results of operations; the federal and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth or results of operations."
Regulation and Wireless Operations
The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by commercial mobile radio service (CMRS) providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act of 1934 (Communications Act) and FCC rules also require the FCC's prior approval of the assignment or transfer of control of an FCC license, although the FCC's rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant licenses in the 800 MHz band, 1.9 GHz PCS band, 2.5 GHz band, and license renewals;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to subscriber information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest
We hold 800 MHz, 1.9 GHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services.
800 MHz License Conditions
Spectrum in our 800 MHz band originally was licensed in small groups of channels, therefore, we hold thousands of these licenses, which together allow us to provide coverage across much of the continental U.S. Our 800 MHz licenses are subject to requirements that we meet population coverage benchmarks tied to the initial license grant dates. To date, we have met all of the construction requirements applicable to these licenses, except in the case of licenses that are not material to our business. Our 800 MHz licenses have ten-year terms, at the end of which each license is subject to renewal requirements that are similar to those for our 1.9 GHz licenses described below.
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
2.5 GHz License Conditions
We hold licenses for or lease spectrum located within the 2496 to 2690 MHz band, commonly referred to as the 2.5 GHz band, which is designated for Broadband Radio Services (BRS) and Educational Broadband Service (EBS). Most BRS and EBS licenses are allocated to specific, relatively small geographic service areas. Other BRS licenses provide for one of 493 separate BTAs. Under current FCC rules, the BRS and EBS band in each territory is generally divided into 33 channels consisting of a total of 186 MHz of spectrum, with an additional eight MHz of guard band spectrum, which further protects against interference from other license holders. Under current FCC rules, we can access BRS spectrum either through outright ownership of a BRS license issued by the FCC or through a leasing arrangement with a BRS license holder. The FCC rules generally limit eligibility to hold EBS licenses to accredited educational institutions and certain governmental, religious and nonprofit entities, but permit those license holders to lease up to 95% of their capacity for non-educational purposes. Therefore, we primarily access EBS spectrum through long-term leasing arrangements with EBS license holders. Our EBS spectrum leases typically have an initial term equal to the remaining term of the EBS license, with an option to renew the lease for additional terms, for a total lease term of up to 30 years. In addition, we generally have a right of first refusal for a period of time after our leases expire or otherwise terminate to match another party's offer to lease the same spectrum. Our leases are generally transferable, assuming we obtain required governmental approvals. Achieving optimal broadband network speeds, capacity and coverage using 2.5 GHz spectrum relies in significant part on operationalizing a complex mixture of BRS and EBS spectrum licenses and leases in the desired service areas, which is subject to the EBS licensing limitations described above and the technical limitations of the frequencies in the 2.5 GHz range.

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
The minimum cash obligation under the Report and Order is $2.8 billion. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially required to be $2.5 billion, but has been reduced during the course of the proceeding to $406 million as of March 31, 2015. Total payments directly attributable to our performance under the Report and Order, from the inception of the program through March 31, 2015, were approximately $3.4 billion. Payments incurred during the year ended March 31, 2015 primarily related to FCC licenses. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through March 31, 2015 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of Washington State and the four states that share a common border with Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the areas where band reconfiguration is complete Sprint has received its replacement spectrum in the 800 MHz band and is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.
New Spectrum Opportunities and Spectrum Auctions
Several FCC proceedings and initiatives are underway that may affect the availability of spectrum used or useful in the provision of commercial wireless services, which may allow new competitors to enter the wireless market. While in general we cannot predict when or whether the FCC will conduct any spectrum auctions or if it will release additional spectrum that might be useful to wireless carriers, including us, in the future, the FCC has taken steps to license spectrum designated for auction in the Middle Class Tax Relief and Job Creation Act of 2012. In particular, the FCC has initiated three proceedings to auction the advanced wireless services H Block, advanced wireless services in the 1.7 and 2 GHz bands (AWS-3), and to reallocate and auction broadcast spectrum in the 600 MHz Band. We did not participate in the H Block and AWS-3 auctions.
The FCC intends to commence the 600 MHz Broadcast Incentive auction in early 2016. For the 600 MHz Incentive Auction, the FCC has adopted rules that include “reserved” channels whereby, if certain auction conditions are met, Sprint would be eligible to bid for the reserved channels while carriers that exceed a certain threshold of low band spectrum holdings would not. Sprint would also be able to bid on the “unreserved” channels. Sprint evaluates all opportunities to acquire additional spectrum; however, it is premature to make any firm participation decisions at this time as the FCC is still considering the applicable auction processes and procedures.
911 Services
Pursuant to FCC rules, CMRS providers, including us, are required to provide enhanced 911 (E911) services including, depending upon the capabilities of the requesting public safety answering point (PSAP), the location of the cell site from which the call is being made or the location of the subscriber's handset using latitude and longitude. CMRS providers are also now required to provide text-to-911 services upon request by a capable PSAP. The FCC recently revised the location accuracy standards for the provision of wireless 911 services indoors and these requirements may impose additional obligations.
Cyber Security
Cyber security continues to receive attention at the federal, state and local levels. Congress is considering cybersecurity legislation to increase the security and resiliency of the nation's digital infrastructure. In addition, over the past few years the President has issued executive orders directing the Department of Homeland Security and other government agencies to take a number of steps to improve the security of the nation's critical infrastructure. Additionally, the Communications Security, Reliability and Interoperability Council approved Cybersecurity Risk Management and Best Practices, a report providing the communication industry guidance in using the National Institute of Standards and

Technology Cybersecurity Framework. Implementation of these guidelines or the adoption of further cyber security laws or regulation may impose additional costs on Sprint. See “Item 1A. Risk Factors—Our reputation and business may be harmed and we may be subject to legal claims if there is a loss, disclosure, misappropriation of, unauthorized access to, or other security breach of our proprietary or sensitive information.”
National Security Agreement
As a precondition to CFIUS approval of the SoftBank Merger, the USG Parties required that SoftBank and Sprint enter into the NSA, under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect our operating results due to the increased cost of compliance with security measures, and limits over our control of certain U.S. facilities, contracts, personnel, vendor selection and operations. If we fail to comply with our obligations under the NSA our ability to operate our business may be adversely affected. See “Item 1A. Risk Factors—Regulatory authorities have imposed measures to protect national security and classified projects as well as other conditions that could have an adverse effect on Sprint.”
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
Regulation and Wireline Operations
Competitive Local Service
The Telecommunications Act of 1996 (Telecom Act), which was the first comprehensive update of the Communications Act, was designed to promote competition, and it eliminated legal and regulatory barriers for entry into local and long distance communications markets. It also required incumbent local exchange carriers (ILECs) to allow resale of specified local services at wholesale rates, negotiate interconnection agreements, provide nondiscriminatory access to certain unbundled network elements and allow co-location of interconnection equipment by competitors. The rules implementing the Telecom Act continue to be interpreted by the courts, state PUCs and the FCC, and Congress is considering possible changes to the Telecom Act. Further restrictions on the pro-competitive aspects of the Telecom Act could adversely affect Sprint’s operations.
International Regulation
The wireline services we provide outside the U.S. are subject to the regulatory jurisdiction of foreign governments and international bodies. In general, we are required to obtain licenses to provide wireline services and comply with certain government requirements.
Other Regulations
Network Neutrality
On December 22, 2010, the FCC adopted so-called net neutrality rules, which prohibited broadband Internet access service providers from engaging in unreasonable discrimination and blocking of lawful Internet content, while requiring carriers to provide greater transparency regarding their network management practices. On January 14, 2014, the U.S. Court of Appeals for the District of Columbia Circuit vacated the majority of the FCC’s rules, leaving in place only the "transparency" rule applicable to both fixed and mobile operators.
On February 26, 2015, the FCC issued an order reclassifying broadband Internet access service as a telecommunications service subject to Title II of the Communications Act and promulgated new net neutrality rules applicable to both mobile and fixed service providers. The new rules, when effective, will prohibit: (1) blocking of lawful content, applications, services and non-harmful devices; (2) impairing or degrading Internet traffic on the basis of content, application, or service, or use of a non-harmful device; and (3) prioritization or favoring of some network traffic over other traffic either in exchange for consideration (monetary or otherwise) from a third party, or to benefit an affiliated entity. All of these prohibitions are subject to a “reasonable network management” exception. The new rules continue the 2010 “transparency” rule with minor clarifications. In addition, the order established a new rule, to be applied on a case by case basis, prohibiting broadband Internet access providers from unreasonably interfering with or disadvantaging end users’ ability to use the Internet to access lawful content, applications, service, or devices of their choice, or edge providers’ ability to make such content applications, services, or devices available to end users. Depending upon the interpretation and application of these new rules, we may incur additional costs or be limited in the services we can provide.
Truth in Billing and Consumer Protection
The FCC's Truth in Billing rules require both wireline and wireless telecommunications carriers, such as us, to provide full and fair disclosure of all charges on their bills, including brief, clear, and non-misleading plain language descriptions of the services provided. The FCC has opened several proceedings to address issues of consumer protection, including the use of early termination fees, "bill shock" (i.e., overage charges for voice, data and text usage) and has proposed new rules to address cramming. The wireless industry has proactively addressed many of these consumer issues by adopting industry best practices, such as the addition of free notifications regarding voice, data, messaging and international roaming usage. If these FCC proceedings or individual state proceedings create changes in the Truth in Billing rules, our billing and customer service costs could increase.
Access Charges
ILECs and competitive local exchange carriers (CLECs) impose access charges for the origination and termination of calls upon wireless and long distance carriers, including our Wireless and Wireline segments. In addition, ILECs and CLECs charge other carriers special access charges for access to dedicated facilities that are paid by both our Wireless and Wireline segments. These fees and charges are a significant cost for our Wireless and Wireline segments. In November 2011, the FCC adopted comprehensive intercarrier compensation reforms, including a multi-year transition to a system of bill-and-keep for terminating switched access charges. These reforms have decreased and are expected to continue to decrease our terminating switched access expense over time.
The FCC also has initiated a further notice of proposed rulemaking to consider whether special access pricing flexibility rules need to be changed, and whether the terms and conditions governing the provision of special access are just and reasonable. As a part of that proceeding, the FCC initiated a mandatory data collection effort, which was completed in early 2015. That proceeding is ongoing with comments currently scheduled for the summer of 2015. We continue to advocate for special access reform but cannot predict when these proceedings will be completed or the outcome of these proceedings.
Universal Service
Communications carriers contribute to and receive support from various Universal Service Funds (USF) established by the FCC and many states. The federal USF program funds services provided in high-cost areas, reduced-rate services to low-income consumers, and discounted communications and Internet services for schools, libraries and rural health care facilities. Similarly, many states have established their own USFs to which we contribute. The FCC has considered changing its USF contribution methodology, which could impact the amount of our assessments.
The Lifeline program is included within the USFs. Virgin Mobile was designated as a Lifeline-only Eligible Telecom Carrier (ETC) in 41 jurisdictions as of March 31, 2015, and provides service under our Assurance Wireless brand. As a Lifeline provider, Assurance Wireless receives support from the USF. Changes in the Lifeline program and enforcement actions by the FCC and other regulatory/legislative bodies could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall.
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
Patents, Trademarks and Licenses
We own numerous patents, patent applications, service marks, trademarks and other intellectual property in the U.S. and other countries, including "Sprint®," "Nextel®," "Direct Connect®," "Boost Mobile®" and "Assurance Wireless®." Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others, like "Virgin Mobile." In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to our business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms generally ranging from one to 19 years. We occasionally license our intellectual property to others, including licenses to others to use the "Sprint" trademark.
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
Employee Relations
As of March 31, 2015, we had approximately 31,000 employees.

Executive Officers of the Registrant
The following people are serving as our executive officers as of May 26, 2015. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Business Experience	Current Position Held Since	Age
Marcelo Claure	President and Chief Executive Officer. Mr. Claure was named President and CEO, effective August 11, 2014, and has served on the Sprint board of directors since January 2014. Prior to this, he was CEO of Brightstar, a company he founded in 1997 and grew from a small Miami-based distributor into a global business with more than $10 billion in gross revenue for the year ended 2013. Marcelo serves on the board of directors of CTIA-The Wireless Association and is a member of its 2015 Executive Committee. He also is a member of the board of directors of My Brother’s Keeper Alliance.	2014	44
Joseph Euteneuer
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
		2011	59
Junichi Miyakawa
Technical Chief Operating Officer. Mr. Miyakawa was appointed Technical Chief Operating Officer in November 2014. Mr. Miyakawa is responsible for overseeing the company’s network and technology organizations, including related strategy, network operations and performance, as well as partnerships with network equipment vendors. Prior to Sprint, Mr. Miyakawa led SoftBank Group’s network operations. He joined SoftBank BB as a Board Director in 2003 and served as Executive Vice President, Board Director and CTO for SoftBank Mobile, SoftBank BB, and SoftBank Telecom. Under his direction, SoftBank emerged as a wireless market leader in Japan with a network running on 2.5 GHz spectrum, a key band within the Sprint spectrum portfolio. Before joining SoftBank, Miyakawa was CEO of Nagoya Metallic Communications Corp.
		2014	49
John Saw Ph.D.	Chief Network Officer. Dr. Saw was appointed as Chief Network Officer in March 2014. Dr. Saw is responsible for network engineering, deployment and operations. Prior to this, he was Senior Vice President, Technology Architecture. Before Sprint’s acquisition of Clearwire, Dr. Saw was Chief Technology Officer of Clearwire Corp. He joined Clearwire as its second employee in 2003 and was instrumental in scaling the company's technical expertise and organization. In 2009 and 2010, he led the Clearwire Team that built the first 4G network in North America, covering more than 130 million people.	2014	53
Stephen Bye
Chief Technology Officer. Mr. Bye was appointed Chief Technology Officer in August 2014. Mr. Bye is responsible for technology innovation and strategy at Sprint. His team covers network architecture and standards, network and spectrum planning, RAN and core network and technology development, field integration, testing, access and roaming. Mr. Bye has more than 22 years of engineering, operations, product development, business planning and marketing experience with telecom, cable and wireless service providers.  Prior to joining Sprint, Mr. Bye was vice president of Wireless at Cox Communications. He has also held executive positions with AT&T, inCode Wireless, BellSouth International, Optus Communications and Telstra.
		2014	47

Name	Business Experience	Current Position Held Since	Age
Robert Johnson
Chief Experience Officer. Mr. Johnson was appointed Chief Experience Officer in November 2014. Mr. Johnson served as Chief Service Officer of Sprint beginning in October 2007 and his role was expanded to Chief Service and Information Technology Officer in August 2011, and his role was expanded again to President of Retail in October 2013. His role was expanded again to President of Retail in October 2013. He served as President-Northeast Region from September 2006 to October 2007. He served as Senior Vice President-Consumer Sales, Service and Repair from August 2005 to August 2006. He served as Senior Vice President-National Field Operations of Nextel from February 2002 to July 2005.
		2014	57
Dow Draper
President – Global Wholesale and Prepaid Services. Mr. Draper manages the sales and marketing for Sprint’s prepaid brands, Virgin Mobile USA, Boost Mobile and Assurance Wireless as well as Sprint’s overall Wholesale business. Previously, he was Senior Vice President and General Manager of Retail for CLEAR, the retail brand of Clearwire, where he oversaw the brand’s sales, marketing, customer care and product development. He served in various executive positions at Clearwire since 2009. Before joining Clearwire, Mr. Draper held various roles at Alltel Wireless, including senior vice president of Voice & Data Solutions and senior vice president of Financial Planning and Analysis. He has also held various roles at Western Wireless and McKinsey and Company.
		2013	45
Jaime Jones
President – Postpaid and General Business. Mr. Jones was appointed as President, Postpaid and General Business in August 2014. In this role, he oversees consumer and general business sales strategy and distribution, sales and operations of more than 3,000 company-owned and indirect partner-owned stores, national retail, Telesales and Web sales channels. Before being named to this role, Mr. Jones was responsible for the consumer sales strategy, distribution and customer experience for Sprint’s Postpaid and Prepaid product brands. Mr. Jones has also served Sprint as senior vice president for the General Business and Public Sector organizations, as well as numerous vice president roles at the area, regional and national levels for Local, Emerging and Mid-Markets and General Business units. Mr. Jones has more than 30 years of experience with technology companies, including management and operations roles for Siemens Communications Inc. (formerly IBM, ROLM Systems Division) and Harris/3M-Central Penn Office Products Inc. (formerly 3M Copying Products Division).
		2014	54
Charles Wunsch	Senior Vice President – General Counsel, Corporate Secretary, and Chief Ethics Officer. Mr. Wunsch was appointed Senior Vice President, General Counsel and Corporate Secretary in October 2008. He served as our Vice President for corporate transactions and business law and has served in various legal positions at the Company since 1990. He was previously an associate and partner at the law firm Watson, Ess, Marshall, and Enggas.	2008	59
Michael Schwartz	Senior Vice President – Corporate Strategy and Development. Mr. Schwartz served as Vice President, Marketing, Corporate Development and Regulatory at Telesat Canada, a satellite communications company, from 2007 to 2012. Previously, Mr. Schwartz served as Senior Vice President of Marketing and Corporate Development of SES New Skies, a satellite company. Prior to joining SES New Skies, he served as Chief Development and Financial Officer of Terabeam Corporation, responsible for business and corporate development as well as financial operations.	2013	50
Paul Schieber, Jr.
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
		2013	57

Item 1A.	Risk Factors
In addition to the other information contained in this annual report on Form 10-K, the following risk factors should be considered carefully in evaluating us. Our business, financial condition, liquidity or results of operations could be materially adversely affected by any of these risks.
If we are not able to retain and attract profitable wireless subscribers, our financial performance will be impaired.
Our success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to attract and retain profitable wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations. From 2008 through March 31, 2015, we have experienced an aggregate net decrease of approximately 12.7 million million subscribers in our total retail postpaid subscriber base (excluding the impact of our acquisitions).
Our ability to retain our existing subscribers, to compete successfully for new subscribers, and reduce our churn rate depends on, among other things:

•
our ability to anticipate and respond to various competitive factors, including our successful execution of marketing and sales strategies; the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and execution under credit and collection policies;

•	our successful deployment of new technologies and services;

•	actual or perceived quality and coverage of our network;

•	public perception about our brands;

•	our ability to anticipate and develop new or enhanced technologies, products, and services that are attractive to existing or potential subscribers;

•	our ability to access additional spectrum; and

•	our ability to maintain our current mobile virtual network operator (MVNO) relationships and to enter into new MVNO arrangements.
Our ability to retain subscribers may be negatively affected by industry trends related to subscriber contracts. Recently, we have seen aggressive customer acquisition efforts by our competitors. For example, most service providers are offering wireless service plans without any long-term commitment. Furthermore, some service providers are reimbursing contract termination fees, including paying off the outstanding balance on devices, incurred by new customers in connection with such customers terminating service with their current wireless service providers. Our competitors’ aggressive customer contract terms, such as those described above, could negatively affect our ability to retain subscribers and could lead to an increase in our churn rates if we are not successful in providing an attractive product, price, and service mix.
We expect to continue to incur expenses, such as subsidies, the reimbursement of subscriber termination fees, and other subscriber acquisition and retention expenses, to attract and retain subscribers, but there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate. Subscriber losses and a high churn rate could adversely affect our business, financial condition, and results of operations because they result in lost revenues and cash flow.
Moreover, we and our competitors continue to seek a greater proportion of new subscribers from each other’s existing subscriber bases rather than from first-time purchasers. These new subscribers to the Company could include customers with lower credit scores who have a higher delinquency risk. To the extent we cannot compete effectively for new subscribers or if we attract more subscribers that are not creditworthy, our revenues and results of operations could be adversely affected.
The success of our network improvements will depend on the timing, extent, and cost of implementation; access to spectrum; the performance of third-parties and related parties; upgrade requirements; and the availability and reliability of the various technologies required to provide such modernization.
We must continually invest in our wireless network in order to improve our wireless services and remain competitive. The development and deployment of new technologies and services requires us to anticipate the changing demands of our customers and to respond accordingly, which we may not be able to do in a timely or efficient manner.
Improvements in our service depend on many factors, including our ability to predict and adapt to future changes in technologies, changes in consumer demands, changes in pricing and service offerings by our competitors, and continued access to and deployment of adequate spectrum, including any leased spectrum. If we are unable to access spectrum to increase capacity or to deploy the services subscribers desire on a timely basis or at acceptable costs while maintaining network quality levels, our ability to attract and retain subscribers could be adversely affected, which would negatively impact our operating results.
If we fail to provide a competitive network, our ability to provide wireless services to our subscribers, to attract and retain subscribers, and to maintain and grow our subscriber revenues could be adversely affected. For example, achieving optimal broadband network speeds, capacity, and coverage using 2.5 GHz spectrum relies in significant part on operationalizing a complex mixture of BRS and EBS spectrum licenses and leases in the desired service areas. The EBS is subject to licensing limitations and the technical limitations of the frequencies in the 2.5 GHz range. See “Item 1. Business-Legislative and Regulatory Developments-Regulation and Wireless Operations-2.5 GHz License Conditions.” If we are unable to operationalize this mixture of licenses and leases, our targeted network modernization goals could be affected.
Using new and sophisticated technologies on a very large scale entails risks. For example, deployment of new technologies from time to time has adversely affected, and in the future may adversely affect, the performance of existing services on our network and result in increased churn. Should implementation of our modernized network be delayed or costs exceed expected amounts, our margins could be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our modernized network be delayed due to technological constraints or changes, performance of third-party suppliers, regulatory restrictions, including zoning and leasing restrictions, or permit issues, subscriber dissatisfaction, or other reasons, the cost of providing such services could become higher than expected, ultimately increasing our cost to subscribers and resulting in decreases in net subscribers, which would adversely affect our revenues, profitability, and cash flow from operations.
Our high debt levels and restrictive debt covenants could negatively impact our ability to access future financing at attractive rates or at all, which could limit our operating flexibility.
As of March 31, 2015, our consolidated principal amount of indebtedness was $32.7 billion, and we had $3.3 billion of unused borrowing capacity or availability under our revolving bank credit facility and our Receivables Facility. Our high debt levels and debt service requirements are significant in relation to our revenues and cash flow, which may reduce our ability to respond to competition and economic trends in our industry or in the economy generally. In addition, certain agreements governing our indebtedness impose operating restrictions on us, subject to exceptions, including our ability to:

•	pay dividends;

•	create liens on our assets;

•	receive dividend or other payments from certain of our subsidiaries;

•	enter into transactions with affiliates; and

•	engage in certain asset sale or business combination transactions.
Our revolving bank credit facility and other financing facilities also require that we maintain certain financial ratios, including a leverage ratio, which could limit our ability to incur additional debt. Our failure to comply with our debt covenants would trigger defaults under those obligations, which could result in the maturities of those debt obligations being accelerated and could in turn result in cross defaults with other debt obligations. Limitations on our ability to obtain suitable financing when needed, or at all, could result in an inability to continue to expand our business, timely execute network modernization plans, and meet competitive challenges.
Subscribers who purchase a device on an installment billing basis are no longer required to sign a fixed-term service contract, which could result in higher churn and higher bad debt expense.
Our service plans allow certain subscribers to purchase an eligible device under an installment contract payable over a period of up to 24 months. Subscribers who take advantage of these plans are no longer required to sign a fixed-term service contract to obtain postpaid service; rather, their service is provided on a month to month contract basis with no early termination fee. These service plans may not meet our subscribers’ or potential subscribers’ needs, expectations, or demands. In addition, subscribers on these plans can discontinue their service at any time without penalty, other than the obligation of any residual commitment they may have for unpaid service or for amounts due under the installment contract for the device. We could experience a higher churn rate than we expect due to the ability of subscribers to more easily change service providers, which could adversely affect our results of operations. Our operational and financial performance may be adversely affected if we are unable to grow our customer base and achieve the customer penetration levels that we anticipate with this business model.
Subscribers who have financed their devices through these plans have the option to pay for their devices in installments over a period of up to 24 months. This program subjects us to increased risks relating to consumer credit issues, which could result in increased costs, including increases to our bad debt expense and write-offs of installment billing receivables. These arrangements may be particularly sensitive to changes in general economic conditions, and any declines in the credit quality of our subscriber base could have a material adverse effect on our financial position and results of operations.
Because we are one of the first wireless service providers to lease devices to subscribers, our device leasing program exposes us to new risks, including those related to the actual residual value realized on returned devices, higher churn and higher bad debt expense.
We also lease devices to certain of our subscribers. Our financial condition and results of operations depend, in part, on our ability to appropriately assess the credit risk of our lease subscribers and the ability of our lease subscribers to perform under our device leases. In addition to monthly lease payments, we expect to realize economic benefit from the estimated residual value of a leased device, which is the estimated value of a leased device at the time of the expiration of the lease term. Changes in residual value assumptions made at lease inception would affect the amount of depreciation expense and the net amount of equipment under operating leases. If estimated residual values, in the aggregate, significantly decline due to economic factors, obsolescence, or other circumstances, we may not realize such residual value, which could have a material adverse effect on our financial position and results of operations. We may also suffer negative consequences, including increased costs, as a result of a lease subscriber default, the related termination of a lease, and the attempted repossession of the device. In addition, subscribers who lease a device are no longer required to sign a fixed-term service contract, which could result in higher churn and higher bad debt expense.
Adverse economic conditions may negatively impact our business and financial performance, as well as our access to financing on acceptable terms or at all.
Our business and financial performance are sensitive to changes in macro-economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, rates of inflation (or concerns about deflation), unemployment rates, energy costs, and other factors. Concerns about these and other factors may contribute to market volatility and economic uncertainty.
Market turbulence and weak economic conditions may materially adversely affect our business and financial performance in a number of ways. Our services are available to a broad customer base, a significant portion of which may be more vulnerable to weak economic conditions. We may have greater difficulty in gaining new subscribers within this segment and existing subscribers may be more likely to terminate service due to an inability to pay. In addition, instability in the global financial markets has resulted in periodic volatility in the credit, equity, and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.
Weak economic conditions and credit conditions may also adversely impact various third parties on which we rely, some of which have filed for or may be considering bankruptcy, experiencing cash flow or liquidity problems, or are unable to obtain credit such that they may no longer be able to operate. Any of these could adversely impact our ability to distribute, market, or sell our products and services. Difficult, or worsening, general economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
Government regulation could adversely affect our prospects and results of operations; federal and state regulatory commissions may adopt new regulations or take other actions that could adversely affect our business prospects, future growth, or results of operations.
The FCC, Federal Trade Commission, Consumer Financial Protection Bureau, and other federal, state and local, as well as international, governmental authorities assert jurisdiction over our business and could adopt regulations or take other actions that would adversely affect our business prospects or results of operations.
The licensing, construction, operation, sale and interconnection arrangements of wireless telecommunications systems are regulated by the FCC and, depending on the jurisdiction, international, state and local regulatory agencies. In particular, the FCC imposes significant regulation on licensees of wireless spectrum with respect to how radio spectrum is used by licensees, the nature of the services that licensees may offer and how the services may be offered, and resolution of issues of interference between spectrum bands. The FCC grants wireless licenses for terms of generally ten years that are subject to renewal and revocation. There is no guarantee that our licenses will be renewed. Failure to comply with the FCC requirements applicable to a given license could result in revocation of that license and, depending on the nature of the non-compliance, other Sprint licenses.

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
The FCC and other federal agencies have recently engaged in increased regulatory and enforcement activity as well as investigations of the industry generally. Depending upon their interpretation, newly adopted net neutrality regulations may have unforeseen consequences for our business. Such regulations, enforcement activities, or investigations could make it more difficult and expensive to operate our business, and could increase the costs of our wireless operations. In addition, we may offer products that include highly regulated financial services, which subject us to additional state and federal regulations. The costs to comply with such regulations and failure to remain compliant with such regulations could adversely affect our results of operations.
Degradation in network performance caused by compliance with government regulation, loss of spectrum, or additional rules associated with the use of spectrum in any market could result in an inability to attract new subscribers or higher subscriber churn in that market, which could adversely affect our revenues and results of operations. Furthermore, additional costs or fees imposed by governmental regulation could adversely affect our revenues, future growth, and results of operations.
Competition, industry consolidation, and technological changes in the market for wireless services could negatively affect our operations, resulting in adverse effects on our revenues, cash flows, growth, and profitability.
We compete with a number of other wireless service providers in each of the markets in which we provide wireless services. Competition is expected to continue to increase as additional spectrum is made available for commercial wireless services, and we expect an increased customer demand for data usage on our network. Competition in pricing, service, and product offerings may adversely impact subscriber retention and our ability to attract new subscribers. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, cash flows, and profitability. In addition, consolidation by our competitors and roaming partners could lead to fewer companies controlling access to network infrastructure, enabling our competitors to control usage and rates, which could negatively affect our revenues and profitability.
The wireless communications industry continues to experience significant technological change, including improvements in the capacity, quality, and types of technology. These developments cause uncertainty about future subscriber demand for our wireless services and the prices that we will be able to charge for these services. As services, technology, and devices evolve, we also expect continued pressure on voice, text, and other service revenues. Rapid changes in technology may lead to the development of wireless communications technologies, products, or alternative services that are superior to our technologies, products, or services, or that consumers prefer over ours. In addition, technological advances have caused long distance, local, wireless, video, and Internet services to become more integrated, which has contributed to increased competition, new competitors, new products, and the expansion of services offered by our competitors in each of these markets. If we are unable to meet future advances in competing technologies on a timely basis, or at an acceptable cost, we may not be able to compete effectively and could lose subscribers to our competitors.
The trading price of our common stock has been, and may continue to be, volatile and may not reflect our actual operations and performance.
Market and industry factors may adversely impact the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and may adversely impact our ability to issue equity. The trading price of our common stock has been, and may continue to be, subject to fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly earnings announcements and variations in our results of operations or those of our competitors;

•	market and pricing risks due to concentrated ownership of our stock;

•	the issuance of additional debt or equity, the cost and availability or perceived availability of additional capital;

•
announcements by us or our competitors, or market speculation, of acquisitions, spectrum acquisitions, new products, technologies, significant contracts, commercial relationships, or capital commitments;

•	the performance of SoftBank and SoftBank’s ordinary shares or speculation about the possibility of future actions SoftBank may take in connection with us;

•	disruption to our operations or those of other companies critical to our network operations;

•	our ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis, including implementation of our network modernization;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	litigation;

•	changes in governmental actions, regulations, or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy, and global market conditions.
We have entered into, or may enter into, agreements with various parties for certain business operations. Any difficulties experienced by us in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services, or a delay in the roll-out of new technology.
We have entered into, and may in the future enter into, agreements with various third parties for the day-to-day execution of services, provisioning, maintenance, and modernization of our wireless and wireline networks, including leases and subleases for space on communications towers; the development and maintenance of certain systems necessary for the operation of our business; customer service, related support to our wireless subscribers, outsourcing aspects of our wireline network and back office functions; and to provide network equipment, handsets, devices, and other equipment. For example, we depend heavily on local access facilities obtained from incumbent local exchange carriers (ILECs) to serve our data and voice subscribers, and payments to ILECs for these facilities are a significant cost of service for our Wireline segment. We also expect our dependence on key suppliers to continue as more advanced technologies are developed, which may lead to additional significant costs. If our key vendors fail to meet their contractual obligations or experience financial difficulty, we may experience disruptions to our business operations or incur significant costs implementing alternative arrangements.
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
Negative outcomes of legal proceedings may adversely affect our business and financial condition.
We are regularly involved in a number of legal proceedings before various state and federal courts, the FCC, the FTC, the CFPB, and state and local regulatory agencies. These proceedings may be complicated, costly, and disruptive to our business operations. We may incur significant expenses in defending these matters and may be required to pay significant fines, awards, or settlements. In addition, litigation or other proceedings could result in restrictions on our current or future manner of doing business. Any of these potential outcomes, such as judgments, awards, settlements, or orders could have a material adverse effect on our business, financial condition, operating results, or ability to do business.
Our reputation and business may be harmed and we may be subject to legal claims if there is a loss, disclosure, misappropriation of, unauthorized access to, or other security breach of our proprietary or sensitive information.
Our information technology and other systems-including those of our third-party service providers-that maintain and transmit our proprietary information and our subscribers’ information, including credit card information, location data, or other personal information may be compromised by a malicious third-party penetration of our network security or impacted by advertent or inadvertent actions or inactions by our employees and agents. As a result, our subscribers’ information may be lost, disclosed, accessed, used, corrupted, destroyed, or taken without the subscribers’ consent. Cyber attacks, such as the use of malware, computer viruses, denial of service attacks, or other means for disruption or unauthorized access, have increased in frequency, scope, and potential harm in recent years. We also purchase equipment and software from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such network or equipment.
While to date, we have not been subject to cyber attacks or other cyber incidents which, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a cyber attack in the future. In addition, the costs of such preventative actions may be significant, which may adversely affect our results of operations. Any major compromise of our data or network security, failure to prevent or mitigate a loss of our services or network, our proprietary information, or our subscribers’ information, and delays in detecting any such compromise or loss, could disrupt our operations, impact our reputation and subscribers' willingness to purchase our service, and subject us to significant additional expenses. Such expenses could include incentives offered to existing subscribers and other business relationships in order to retain their business, increased expenditures on cyber security measures and the use of alternate resources, lost revenues from business interruption, and litigation, which could be material. Furthermore, the potential costs associated with any such cyber attacks could be greater than the insurance coverage we maintain.
In addition to cyber attacks, major equipment failures, natural disasters, including severe weather, terrorist acts or other disruptions that affect our wireline and wireless networks, including transport facilities, communications switches, routers, microwave links, cell sites, or other equipment or third-party owned local and long-distance networks on which we rely, could disrupt our operations, require significant resources to remedy, result in a loss of subscribers or impair our ability to attract new subscribers, which in turn could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to improve our results of operations and as we continue to modernize our networks, we may be required to recognize an impairment of our long-lived assets, goodwill, or other indefinite-lived intangible assets, which could have a material adverse effect on our financial position and results of operations.
As a result of the SoftBank Merger and the remeasurement of assets acquired and liabilities assumed in connection with the transaction, Sprint recognized goodwill at its estimate of fair value of approximately $6.6 billion, which has been entirely allocated to the wireless segment. Since goodwill is reflected at its estimate of fair value, there is no excess fair value over book value as of the date of the close of the SoftBank Merger. Additionally, we recorded $14.6 billion and $41.7 billion of long-lived assets and indefinite-lived intangible assets, respectively, as of the close of the SoftBank Merger. We are required to perform impairment tests for goodwill and other indefinite-lived intangible assets at least annually and whenever events or circumstances indicate that it is more likely than not that the asset is impaired or that the carrying amounts may not be recoverable. During the quarter ended December 31, 2014, we recorded an impairment loss of $1.9 billion and $233 million for the Sprint trade name and Wireline long-lived assets, respectively. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of long-lived assets, goodwill, or other indefinite-lived assets, which could adversely affect our financial position and results of operations. In addition, as we continue to modernize our network, management may conclude, in future periods, that certain equipment assets in use will not be utilized as long as originally intended, which could result in an acceleration of depreciation expense. Moreover, certain equipment assets may never be deployed or redeployed, in which case cash and/or non-cash charges that could be material to our consolidated financial statements would be recognized.
Any acquisitions, strategic investments, or mergers may subject us to significant risks, any of which may harm our business.
As part of our long term strategy, we regularly evaluate potential acquisitions, strategic investments, and mergers, and we actively engage in discussions with potential counterparties. Over time, we may acquire, make investments in, or merge with companies that complement or expand our business. Some of these potential transactions could be significant relative to the size of our business and operations. Any such acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business;

•	possible material weaknesses in internal control over financial reporting;

•
increased costs to integrate the networks, spectrum, technology, personnel, subscriber base, and business practices of the company involved in the acquisition, strategic investment, or merger with our business;

•	potential exposure to material liabilities not discovered in the due diligence process or as a result of any litigation arising in connection with such transactions;

•	significant transaction expenses in connection with any such transaction, whether consummated or not;

•	risks related to our ability to obtain any required regulatory approvals necessary to consummate any such transaction;

•
acquisition financing may not be available on reasonable terms or at all and any such financing could significantly increase our outstanding indebtedness or otherwise affect our capital structure or credit ratings; and

•
any acquired or merged business, technology, service, or product may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our transaction, which could, among other things, also result in a write-down of goodwill and other intangible assets associated with such transaction.

Certain of these risks may also apply to the RadioShack transaction. For any or all of these reasons, our pursuit of an acquisition, investment, or merger may cause our actual results to differ materially from those anticipated.
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
In addition, pursuant to our bylaws, we are subject to certain requirements and limitations regarding the composition of our board of directors. Many of those requirements and limitations expire on or prior to July 10, 2016. Thereafter, for so long as SoftBank and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholder meeting, SoftBank will be able to freely nominate and elect all the members of our board of directors, subject only to a requirement that a certain number of directors qualify as "Independent Directors," as such term is defined in the NYSE listing rules and applicable laws. The directors elected by SoftBank will have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional capital stock or options, the incurrence of additional indebtedness, the implementation of stock repurchase programs, and the declaration of dividends.
The interests of SoftBank may not coincide with the interests of our other stockholders or with holders of our indebtedness. SoftBank’s ability, subject to the limitations in our certificate of incorporation and bylaws, to control all matters submitted to our stockholders for approval limits the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our stockholders or holders of our indebtedness do not view as beneficial. As a result, the market price of our common stock or terms upon which we issue indebtedness could be adversely affected. In addition, the existence of a controlling stockholder may have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from seeking to acquire, the Company. A third-party would be required to negotiate any such transaction with SoftBank, and the interests of SoftBank with respect to such transaction may be different from the interests of our other stockholders or with holders of our indebtedness. In addition, the performance of SoftBank and SoftBank’s ordinary shares or speculation about the possibility of future actions SoftBank may take in connection with us may adversely affect our share price or the trading price of our debt securities.
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
For so long as SoftBank and its controlled affiliates hold shares of our common stock representing at least a majority of the votes entitled to be cast by the holders of our common stock at a stockholders’ meeting, SoftBank will be able to elect all of the members of our board of directors commencing in July 2016, which is three years following the effective time of the SoftBank Merger. Further, the interests of SoftBank and our other stockholders may diverge. Under these circumstances, persons who might otherwise accept an invitation to join our board of directors may decline.
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
SoftBank owns more than 50% of the total voting power of our common shares and, accordingly, we have elected to be treated as a “controlled company” under the NYSE corporate governance standards. As a controlled company, we are exempt under the NYSE standards from the obligation to comply with certain NYSE corporate governance requirements, including the requirements:

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
As a result of our use of the “controlled company” exemptions, holders of our common stock and debt securities may not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Regulatory authorities have imposed measures to protect national security and classified projects as well as other conditions that could have an adverse effect on Sprint.
As a precondition to approval of the SoftBank Merger, certain U.S. government agencies required that SoftBank and Sprint enter into certain agreements, including a National Security Agreement (NSA) under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect our operating results due to increasing the cost of compliance with security measures, and limiting our control over certain U.S. facilities, contracts, personnel, vendor selection, and operations. If we fail to comply with our obligations under the NSA or other agreements, our ability to operate our business may be adversely effected.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Overland Park, Kansas and consist of about 3,853,000 square feet. Our gross property, plant and equipment at March 31, 2015 totaled $25.1 billion, as follows:

March 31, 2015
(in billions)
Wireless	$22.5
Wireline	1.0
Corporate and other	1.6
Total	$25.1
Properties utilized by our Wireless segment generally consist of either leased or owned assets in the following categories: switching equipment, radio frequency equipment, cell site towers and related leasehold improvements, site development costs, network software, leased devices, internal-use software, retail fixtures and retail leasehold improvements.
Properties utilized by our Wireline segment generally consist of either leased or owned assets in the following categories: digital fiber optic cable, transport facilities, transmission-related equipment and network buildings.

Item 3.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff sought class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied. On March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014 we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals but that petition was denied. After mediation, the parties have reached an agreement in principle to settle the matter, and the settlement amount is expected to be substantially paid by the Company's insurers. The district court granted preliminary approval of the proposed settlement on April 10, 2015 and a final approval hearing has been scheduled for August 5, 2015. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while the Bennett case is being resolved. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013 in Chancery Court in Delaware. Our motion to dismiss the suit was denied and discovery has begun. The plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock, and discovery is proceeding in that case. Sprint Communications, Inc. intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.

Various other suits, inquiries, proceedings, and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

Item 4.	Mine Safety Disclosures
None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Common Share Data
Our common stock is traded under the stock symbol "S" on the New York Stock Exchange (NYSE). From January 1, 2012 through July 10, 2013, the stock that traded was the Series 1 common stock of Sprint Communications, Inc., which was formerly known as Sprint Nextel Corporation. On July 10, 2013, the SoftBank Merger closed, and after that date, the stock that trades on the NYSE is the common stock of Sprint Corporation. We currently have no non-voting common stock outstanding. The high and low common stock prices, as reported on the NYSE composite, were as follows:

	Year Ended March 31, 2015		Three-month Transition Period Ended March 31, 2014		Year Ended December 31, 2013
	High	Low	High	Low	High	Low
Common stock market price
First quarter	$9.76	$7.38	N/A	N/A	$6.22	$5.52
Second quarter	8.68	5.36	N/A	N/A	7.50	6.12
Third quarter	6.45	3.79	N/A	N/A	7.26	5.61
Fourth quarter	5.45	4.01	N/A	N/A	11.47	5.92
Transition period	N/A	N/A	$10.69	$7.42	N/A	N/A
Number of Stockholders of Record
As of May 18, 2015, we had approximately 30,000 common stock record holders.
Dividends
We did not declare any dividends on our common stock for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Issuer Purchases of Equity Securities
None.

Performance Graph
The graph below compares the cumulative total shareholder return for the Company's common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the four fiscal years ended December 31, 2013, the three-month transition period ended March 31, 2014 and the fiscal year ended March 31, 2015. Because Sprint Corporation common stock did not commence trading until after the SoftBank Merger, the graph below reflects the cumulative total shareholder return on the Series 1 common stock of Sprint Communications, Inc., our predecessor, through July 10, 2013 and, thereafter, reflects the total shareholder return on the common stock of Sprint Corporation. The graph assumes an initial investment of $100 on December 31, 2009 and, if any, the reinvestment of all dividends.

Value of $100 Invested on December 31, 2009

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	3/31/2014	3/31/2015
Sprint Corporation	$100.00	$115.57	$63.93	$154.92	$293.72	$251.09	$129.51
S&P 500 Index	$100.00	$115.06	$117.49	$136.30	$180.44	$183.70	$207.09
Dow Jones U.S. Telecom Index	$100.00	$117.61	$122.59	$145.26	$165.78	$166.37	$173.17

Item 6.	Selected Financial Data
The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications (formerly known as Sprint Nextel Corporation) for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information represents the activity and accounts of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the close of the SoftBank Merger on July 10, 2013 and Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively following completion of the SoftBank Merger, beginning on July 11, 2013 (Post-merger period). The accounts and operating activity of Starburst II prior to the close of the SoftBank Merger primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions on our trends and combined information.
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the SoftBank Merger and acquisitions of Clearwire and certain assets of U.S. Cellular in 2013. All acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions on our trends and combined information.

	Successor					Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Years Ended December 31,		191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2013	2012	2013	2013	2012	2011	2010
	(in millions, except per share amounts)
Results of Operations
Service revenue	$29,542	$7,876	$—	$15,094	$—	$16,895	$7,980	$32,097	$30,768	$29,860
Equipment revenue	4,990	999	—	1,797	—	1,707	813	3,248	2,911	2,703
Net operating revenues	34,532	8,875	—	16,891	—	18,602	8,793	35,345	33,679	32,563
Depreciation	3,797	868	—	2,026	—	3,098	1,422	6,240	4,455	5,074
Amortization	1,552	429	—	908	—	147	70	303	403	1,174
Operating (loss) income	(1,895)	420	(14)	(970)	(33)	(885)	29	(1,820)	108	(595)
Net loss	(3,345)	(151)	(9)	(1,860)	(27)	(1,158)	(643)	(4,326)	(2,890)	(3,465)
Loss per Share and Dividends(1)
Basic and diluted loss per common share	$(0.85)	$(0.04)		$(0.54)		$(0.38)	$(0.21)	$(1.44)	$(0.96)	$(1.16)
Financial Position
Total assets	$83,030	$84,689	$3,122	$86,095	$3,115	N/A	$50,757	$51,570	$49,383	$51,654
Property, plant and equipment, net	19,721	16,299	—	16,164	—	N/A	14,025	13,607	14,009	15,214
Intangible assets, net	52,455	55,919	—	56,272	—	N/A	22,352	22,371	22,428	22,704
Total debt, capital lease and financing obligations (including equity unit notes)	33,831	32,778	—	33,011	—	N/A	24,500	24,341	20,274	20,191
Stockholders' equity	21,710	25,312	3,122	25,584	3,110	N/A	6,474	7,087	11,427	14,546
Cash Flow Data
Net cash provided by (used in) operating activities	$2,450	$522	$(2)	$(61)	$—	$2,671	$940	$2,999	$3,691	$4,815
Capital expenditures - network and other	5,422	1,488	—	3,847	—	3,140	1,381	4,261	3,130	1,935
Capital expenditures - leased devices	582	—	—	—	—	—	—	—	—	—
_______________

(1)	We did not declare any dividends on our common shares in any of the periods reported.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Business Overview
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
Wireless segment earnings represented almost all of our total consolidated segment earnings for the year ended March 31, 2015. Within the Wireless segment, postpaid wireless service revenue represents the most significant contributors to earnings and are driven not only by the number of postpaid subscribers to our services, but also the average revenue per user (ARPU).
Strategies and Key Priorities
Our business strategy is to be responsive to changing consumer mobility demands of existing and potential customers, and to expand our business into new areas of customer value and economic opportunity through innovation and differentiation. To help lay the foundation for these future growth opportunities, our strategy revolves around targeted investment, both today and for the future, in the following key priority areas:

•	Provide a network that delivers the consistent reliability, capacity and speed that customers demand;

•	Achieve a more competitive cost position in the industry through simplification;

•	Increase subscriber acquisition;

•	Reduce churn and increase subscriber retention;

•	Attract and retain the best talent in the industry; and

•	Deliver a simplified and improved customer experience.
To achieve these key priorities we are focusing on the following initiatives. To provide a network that delivers the consistent reliability, capacity and speed that customers demand, we expect to continue to optimize our 3G data network and invest in LTE deployment across all spectrum bands. We also expect to define and deploy new technologies that will help strengthen our competitive position, including the expected use of Voice over LTE and more extensive use of Wi-Fi. To achieve a more competitive cost position, we have established an Office of Cost Management with responsibility for identifying, operationalizing, and monitoring sustained improvements in operating costs and efficiencies. Also, we have deployed new cost management and planning tools across the entire organization to more effectively monitor expenditures. We are focused on attracting and retaining subscribers by improving our sales and marketing initiatives. We have expanded our direct retail store presence through our relationship with RadioShack, as well as our new Direct to You service that brings the Sprint store experience to our customers. We have demonstrated our value proposition through our new price plans, promotions, and payment programs and have deployed new local marketing and civic engagement initiatives in key markets. We seek to build a stronger management team through striking a balance of bringing in new outside talent with world class experience and credentials and more fully leveraging the experience within our existing leadership team. To deliver a simplified and improved customer experience, we are focusing on key subscriber touch points, pursuing process improvements and deploying platforms to simplify and enhance the interactions between us and our customers. In addition, we have established a Customer Experience Office to support our focus on Net Promoter Score as our key measure in customer satisfaction.
Significant Transactions
On July 9, 2013, Sprint Nextel Corporation (Sprint Nextel) completed the acquisition of the remaining equity interests in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together "Clearwire") that it did not previously own (Clearwire Acquisition) in an all cash transaction for approximately $3.5 billion, net of cash acquired of $198 million, which provides us with control of 2.5 gigahertz (GHz) spectrum and tower resources for use in improving the quality of our network. The allocation of consideration paid to assets acquired and liabilities assumed was based on management's judgment of estimated fair values after evaluating several factors, including a valuation assessment.
On July 10, 2013, SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. Pursuant to the Bond Agreement, Sprint Communications, Inc. issued a Bond to Starburst II with a principal amount of $3.1 billion, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the close of the SoftBank Merger.
As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owned approximately 79% of the outstanding voting common stock of Sprint Corporation as of March 31, 2015. The SoftBank Merger consideration totaled approximately $22.2 billion, consisting primarily of cash consideration of $14.1 billion, net of cash acquired of $2.5 billion, and the estimated fair value of the 22% interest in Sprint Corporation issued to the then existing stockholders of Sprint Communications, Inc. The allocation of consideration paid to assets acquired and liabilities assumed was based on management's judgment of estimated fair values after evaluating several factors, including a valuation assessment. The close of the transaction provided additional equity funding of $5.0 billion, consisting of $3.1 billion received by Sprint Communications, Inc. in October 2012 related to the Bond, which automatically converted to equity immediately prior to the closing of the SoftBank Merger, and $1.9 billion cash consideration at closing of the SoftBank Merger.
In connection with the close of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. In addition, in order to align with SoftBank’s reporting schedule, we changed our fiscal year end from December 31 to March 31, effective March 31, 2014. References herein to fiscal year refer to the twelve-month periods ending March 31 unless otherwise specifically noted.
Network
We are continuously improving our network, including optimizing the use of our 1.9 GHz, 800 megahertz (MHz) and 2.5 GHz spectrum. Our current improvement efforts include the deployment and optimization of 4G LTE on our 800 MHz and 2.5 GHz spectrum. We expect these efforts to further enhance the quality of our network.
Some of our subscribers experienced network service disruptions, particularly voice service, during our recent network modernization program, which was substantially complete in calendar year 2014. We believe this program, among other factors, contributed to the elevated postpaid churn rates we experienced in recent quarters (see the churn results table within "Results of Operations"). We are now seeing improvements in voluntary churn as the network modernization program benefits have been realized through improved network quality and the service disruptions associated with this program have decreased significantly.
As part of our recently completed modernization program, we modified our existing backhaul architecture to enable increased capacity to our network at a lower cost by utilizing Ethernet as opposed to time division multiplexing (TDM) technology. Termination costs associated with our TDM contractual commitments with third-party vendors, ranging between approximately $25 million to $50 million, are expected to be incurred by September 30, 2016.
As expected, our network modernization program has allowed us to realize financial benefit to the Company through reduced network maintenance and operating costs, capital efficiencies, reduced energy costs, lower roaming expenses and backhaul savings. Most importantly, our customers are benefiting from significant improvements to the quality of service they receive. Along with our recently completed network modernization plan, our ongoing network improvement efforts are expected to provide consistent reliability, capacity and speed that customers demand. Over the longer-term, we expect to densify our network and move to an all-LTE platform.
WiMAX technology was deployed by Clearwire at the time of the Clearwire Acquisition. We plan to cease using WiMAX technology by the end of calendar year 2015.
Device Financing Programs
During 2013, wireless carriers introduced new plans that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. In 2013, AT&T, Verizon Wireless and T-Mobile each launched programs that included an option to purchase a handset using an installment billing program. Sprint offers its own device (handset and tablet) installment billing program called Sprint Easy Pay.
Under the Sprint Easy Pay installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to our traditional subsidized program, this results in better alignment of the equipment revenue with the cost of the device, which reduces the amount of equipment net subsidy recognized in our operating results.
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of March 31, 2015, our device leases were all classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, Sprint purchases the device at lease inception from the dealer, which is then capitalized to property, plant and equipment. The devices are then depreciated to their estimated residual value over the term of the lease. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue and depreciation for leased devices are recorded over the term of the lease. Because a substantial portion of the cost of a device leased through our direct channel is not recorded as cost of products but rather as depreciation expense, there is a positive impact to wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of wireless segment earnings to continue and depreciation expense to increase.
Additionally, Sprint is offering lower monthly service fees without a traditional service contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full or near full retail price of the handset, purchases the handset under our installment billing program, or leases their handset through our leasing program. As the adoption rates of these plans increase throughout our base of subscribers, we expect Sprint platform postpaid average revenue per user (ARPU) to continue to decline as a result of lower pricing associated with our new service plans as compared to our traditional plans, which reflect higher service revenue and lower equipment revenue; however, we also expect reduced equipment net subsidy expense due to our installment billing and leasing programs to partially offset these declines. Since inception, the combination of lower priced plans, and our installment billing and leasing programs have been accretive to wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that installment billing and leasing will require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional plans because they are financing or leasing the device.

RESULTS OF OPERATIONS
As discussed above, both the Clearwire Acquisition and the SoftBank Merger were completed in July 2013. As a result of these transactions, the assets and liabilities of Sprint Communications and Clearwire were adjusted to estimated fair value on the respective closing dates. The Company's financial statement presentations distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information includes the activity and accounts of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the close of the SoftBank Merger on July 10, 2013 and Sprint Communications, inclusive of the consolidation of Clearwire Corporation, prospectively following completion of the SoftBank Merger, beginning on July 11, 2013 (Post-merger period). The accounts and operating activity of Starburst II prior to the close of the SoftBank Merger primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion Bond Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger.
As a result of the SoftBank Merger, and in order to present Management's Discussion and Analysis in a way that offers investors a more meaningful period to period comparison, in addition to presenting and discussing our historical results of operations as reported in our consolidated financial statements in accordance with accounting principles generally accepted in the United States (U.S. GAAP), we have combined the 2013 Predecessor financial information with the 2013 Successor financial information, on an unaudited combined basis (Combined). The unaudited Combined data consists of Predecessor information for the 191-day period ended July 10, 2013 and Successor information for the year ended December 31, 2013. The Combined information for the year ended December 31, 2013 does not comply with U.S. GAAP and is not intended to represent what our consolidated results of operations would have been if the Successor had actually been formed on January 1, 2013 and acquired the Predecessor as of such date, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the SoftBank Merger actually occurred on January 1, 2013.

U.S. GAAP Discussion and Analysis
The following discussion covers results for the Successor year ended March 31, 2015 as compared to the Successor year ended December 31, 2013, the Successor three-month transition period ended March 31, 2014 as compared to the unaudited three-month Predecessor period ended March 31, 2013 and the Successor year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012.
The results for the Successor 87-day period ended December 31, 2012 and three-month period ended March 31, 2013 were considered insignificant and are not comparable to the Successor year ended December 31, 2013 or three-month transition period ended March 31, 2014 as the Successor entity was established on October 5, 2012 for the sole purpose of completing the SoftBank Merger. Results for the Successor 87-day period ended December 31, 2012 and three-month period ended March 31, 2013 primarily reflected merger expenses that were incurred (recognized in selling, general and administrative expense) and interest income related to the $3.1 billion Bond issued in connection with the SoftBank Merger. We have provided information regarding certain of the elements of the acquisition method of accounting affecting the Successor period ended December 31, 2013 and transition period ended March 31, 2014 results to enable further comparability.
Supplemental Discussion and Analysis
Results for the Successor year ended March 31, 2015 as compared to the unaudited Combined year ended December 31, 2013 in addition to the unaudited Combined year ended December 31, 2013 as compared to the Predecessor year ended December 31, 2012 are also discussed, to the extent necessary, to provide an analysis of results on comparable periods although the basis of presentation may not be comparable due to the application of the acquisition method of accounting. Additionally, in certain sections we discuss the activity of the Predecessor 191-day period ended July 10, 2013 to the extent it provides useful information for the activity during that period.
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

•
Reduced postpaid wireless revenue and wireless cost of service of approximately $29 million and $59 million each for the Successor three-month transition period ended March 31, 2014 and for the year ended December 31, 2013, respectively, as a result of purchase accounting adjustments to deferred revenue and deferred costs;

•	Reduced prepaid wireless revenue of approximately $96 million for the Successor year ended December 31, 2013 as a result of purchase accounting adjustments to eliminate deferred revenue;

•
Increased rent expense of $29 million and $55 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, which was included in cost of service, primarily attributable to the write-off of deferred rents associated with our operating leases, offset by the amortization of our net unfavorable leases recorded in purchase accounting;

•	Increased cost of products sold of approximately $31 million for the Successor year ended December 31, 2013 as a result of purchase accounting adjustments to accessory inventory;

•
Reduced depreciation expense of approximately $60 million and $400 million for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, as a result of purchase accounting adjustments reflecting a net decrease to property, plant and equipment;

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

Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations. The Predecessor information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger. The Successor period includes the operating activity of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the close of the SoftBank Merger on July 10, 2013 and Sprint Communications, inclusive of Clearwire prospectively from the date of the SoftBank Merger on July 10, 2013 through March 31, 2015.

	Successor			Combined	Successor		Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013	2013	2013	2012	2013	2013	2012
	(in millions)
Wireless segment earnings	$5,894	$1,837	$—	$4,948	$2,178	$—	$2,770	$1,395	$4,147
Wireline segment earnings	113	12	—	494	222	—	272	128	649
Corporate, other and eliminations	(7)	(5)	(14)	(33)	(34)	(33)	1	1	7
Consolidated segment earnings (loss)	6,000	1,844	(14)	5,409	2,366	(33)	3,043	1,524	4,803
Depreciation	(3,797)	(868)	—	(5,124)	(2,026)	—	(3,098)	(1,422)	(6,240)
Amortization	(1,552)	(429)	—	(1,055)	(908)	—	(147)	(70)	(303)
Impairments	(2,133)	(75)	—	—	—	—	—	—	(102)
Other, net	(413)	(52)	—	(1,085)	(402)	—	(683)	(3)	22
Operating (loss) income	(1,895)	420	(14)	(1,855)	(970)	(33)	(885)	29	(1,820)
Interest expense	(2,051)	(516)	—	(2,053)	(918)	—	(1,135)	(432)	(1,428)
Equity in losses of unconsolidated investments, net	—	—	—	(482)	—	—	(482)	(202)	(1,114)
Gain on previously-held equity interests	—	—	—	2,926	—	—	2,926	—	—
Other income (expense), net	27	1	6	92	73	10	19	—	190
Income tax benefit (expense)	574	(56)	(1)	(1,646)	(45)	(4)	(1,601)	(38)	(154)
Net loss	$(3,345)	$(151)	$(9)	$(3,018)	$(1,860)	$(27)	$(1,158)	$(643)	$(4,326)

Depreciation Expense
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Depreciation expense increased $1.8 billion, or 87% in the year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing a full twelve-month period to a shortened Post-merger period.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Depreciation expense decreased $554 million, or 39%, in the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013 primarily due to the absence of accelerated depreciation associated with equipment related to our legacy Nextel and Sprint platforms. This reduction was partially offset by increased depreciation on asset additions primarily associated with improving the quality of our network and assets acquired as a result of the Clearwire Acquisition. The deployment of our network modernization program resulted in incremental charges during earlier stages of implementation including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which continued to have an impact on our results of operations through 2013. The incremental effect of accelerated depreciation due to the implementation of our network modernization program was approximately $360 million during the Predecessor three-month period ended March 31, 2013, of which the majority related to the Nextel platform, compared to no such accelerated depreciation in the three-month transition period ended March 31, 2014.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Depreciation expense decreased $4.2 billion, or 68%, for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 primarily due to comparing results for the shortened Post-merger period to a period consisting of a full calendar year. In addition, the decrease in depreciation expense was driven by accelerated depreciation expense recognized in 2012 from the modernization of our network, with no such accelerated depreciation in the Successor year ended December 31, 2013 and asset revaluations as a result of the SoftBank Merger. These decreases were partially offset by increased depreciation expense on assets acquired as a result of the Clearwire Acquisition and asset additions primarily related to network initiatives.
Successor Year Ended March 31, 2015 and Combined Year Ended December 31, 2013
Specific efforts to improve the quality of our network, which began in 2011, as well as the shut down of the Nextel platform on June 30, 2013, resulted in incremental charges during earlier stages of these efforts including, but not limited to, an increase in depreciation associated with existing assets related to both the Nextel and Sprint platforms, due to changes in our estimates of the remaining useful lives of long-lived assets, and the expected timing and amount of asset retirement obligations, which continued to have an impact on our results of operations in 2013. The incremental effect of accelerated depreciation was approximately $800 million during the Predecessor 191-day period ended July 10, 2013, of which the majority related to the Nextel platform, which was shut down on June 30, 2013, compared to no such accelerated depreciation in the Successor year ended March 31, 2015. In addition to the explanations above and the effect of accelerated depreciation in the Predecessor period, the depreciation expense also decreased by approximately $160 million for the Successor year ended March 31, 2015 due to asset revaluations as a result of the SoftBank Merger in 2013.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, the decrease in depreciation expense for the combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 was primarily due to the reduction of accelerated depreciation partially offset by increased depreciation expense primarily due to network asset additions in the Predecessor 191-day period. The incremental effect of accelerated depreciation expense totaled approximately $2.1 billion for the Predecessor year ended December 31, 2012, which was primarily related to the shut-down of the Nextel platform on June 30, 2013.
Amortization Expense
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Amortization expense increased $644 million, or 71%, in the year ended March 31, 2015 compared to the year ended December 31, 2013, primarily due to comparing results for a full twelve-month period to a shortened Post-merger period which primarily consisted of amortization of customer relationships of approximately $6.9 billion that were recognized as a result of the SoftBank Merger. Customer relationship intangible assets are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Amortization expense increased $359 million, or 513%, in the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013, primarily due to the recognition of definite-lived intangible assets related to customer relationships of approximately $6.9 billion as a result of the SoftBank Merger. Customer relationship intangible assets are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Amortization expense increased $605 million, or 200%, for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012, primarily due to the recognition of definite-lived intangible assets related to customer relationships of approximately $6.9 billion as a result of the SoftBank Merger. Customer relationship intangible assets are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Impairments
During the quarter ended December 31, 2014, we determined that recoverability of the carrying amount of the Sprint trade name should be evaluated for impairment due to changes in circumstances surrounding our Wireless reporting unit. As a result, we recorded an impairment loss of $1.9 billion, which is included in “Impairments” in our consolidated statements of operations. During the quarter ended December 31, 2014, we also tested the recoverability of the Wireline asset group, which consists primarily of property, plant and equipment, due to continued declines in our Wireline segment earnings and our forecast that projected continued losses in future periods. As a result, we recorded an impairment loss of $233 million to reduce the carrying value of Wireline’s property, plant and equipment to its estimated fair value, which is included in “Impairments” in our consolidated statements of operations.
During the three-month transition period ended March 31, 2014, we recorded $75 million of asset impairments primarily related to network equipment assets that were no longer necessary for management's strategic plans.
During the Predecessor year ended December 31, 2012, we recorded asset impairments consisting of $18 million of assets associated with a decision to utilize fiber backhaul rather than microwave backhaul and $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared. We had an additional $18 million of asset impairments primarily related to assets that were no longer necessary for management's strategic plans and were primarily related to network asset equipment.
Other, net
The following table provides additional information regarding items included in "Other, net."

	Successor		Combined	Successor	Predecessor
	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013	2013	2013	2013	2012
	(in millions)
Severance and exit costs	$(304)	$(52)	$(961)	$(309)	$(652)	$(25)	$(196)
Litigation	(91)	—	—	—	—	—	—
Partial pension settlement	(59)	—	—	—	—	—	—
Release of assumed liability - United States Cellular Corporation (U.S. Cellular) asset acquisition	41	—	—	—	—	—	—
Spectrum hosting contract termination	—	—	—	—	—	—	236
Gains from asset dispositions and exchanges	—	—	—	—	—	—	29
Other	—	—	(124)	(93)	(31)	22	(47)
Total (expense) income	$(413)	$(52)	$(1,085)	$(402)	$(683)	$(3)	$22

Other, net reflected an expense of $413 million in the year ended March 31, 2015. Severance and exit costs included $253 million of severance primarily associated with reductions in force and $13 million of lease exit costs primarily associated with tower and cell sites as well as facility closures. In addition, we recognized $38 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Litigation of $91 million represented legal reserves for various pending legal suits and proceedings. Partial pension settlement was the result of the Company’s Board of Directors approving a plan amendment to the Sprint Retirement Pension Plan (Plan) to offer certain terminated participants, who had not begun to receive Plan benefits, the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. The lump sum distribution created a settlement event that resulted in a $59 million charge. As a result of the May 2013 U.S. Cellular asset acquisition, we recorded a liability related to network shut-down costs for which we agreed to reimburse U.S. Cellular. During the quarter ended December 31, 2014, we identified favorable trends in actual costs and, as a result, we released some of the reserve, resulting in a gain of approximately $41 million.
Other, net reflected an expense of $52 million in the Successor three-month transition period ended March 31, 2014. Severance and exit costs of $52 million for the three-month transition period ended March 31, 2014 included $14 million of severance primarily associated with reductions in force and $11 million of lease exit costs primarily associated with retail store closures. In addition, we recognized $31 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit, of which $4 million was recognized as "Cost of services."
Other, net reflected an expense of $402 million for the Successor year ended December 31, 2013. Severance and exit costs of $309 million for the Successor year ended December 31, 2013 included $219 million of severance primarily associated with reductions in force and $56 million of lease exit costs primarily associated with the decommissioning of the Nextel platform. In addition, we recognized $53 million of payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit, and of which $19 million was recognized as "Cost of services." The $93 million reflected in "Other" included $100 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire and are classified within selling, general and administrative expense in our consolidated statements of operations. This is partially offset by $7 million of reimbursements related to 2012 hurricane-related charges recorded as a contra expense in cost of services in our consolidated statements of operations.
Other, net reflected an expense of $683 million in the Predecessor 191-day period ended July 10, 2013. Exit costs included lease exit costs of $478 million primarily associated with taking certain Nextel platform sites off-air by June 30, 2013 and $151 million related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Of the $151 million of future payments, $35 million was recognized as "Cost of services" and $116 million was recognized in "Severance and exit costs." We also recognized $58 million of severance related to reductions in force. "Other" included $53 million of business combination fees paid to unrelated parties as described above, partially offset by a favorable ruling by the Texas Supreme Court in connection with the taxation of E911 services, which resulted in a non-cash benefit of $22 million.
Other, net reflected an expense of $3 million in the Predecessor three-month period ended March 31, 2013. Severance and exit costs $17 million of severance primarily associated with selective reductions in force and $8 million of lease exit costs associated with taking certain Nextel platform sites off-air. A favorable ruling by the Texas Supreme Court in connection with the taxation of E911 services resulted in a non-cash benefit of $22 million in the quarter ended March 31, 2013.
Other, net reflected income of $22 million in the Predecessor year ended December 31, 2012. Severance and exit costs in 2012 included lease exit costs of $196 million associated with taking certain Nextel platform sites off-air in the quarters ending June 30, 2012 and September 30, 2012. Gains from asset dispositions and exchanges were primarily related to spectrum exchange transactions. The spectrum hosting contract termination was a result of the recognition of $236 million of the total $310 million paid by LightSquared in 2011 as operating income in "Other, net" due to the termination of our spectrum hosting arrangement with LiqhtSquared. The amount reflected in "Other" consisted of $45 million of hurricane-related costs and $19 million of expenses associated with business combinations partially offset by $17 million in benefits resulting from favorable developments relating to access cost disputes with certain exchange carriers.

Interest Expense
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Interest expense increased $1.1 billion, or 123%, in the year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to interest associated with debt of $9.0 billion issued in September and December 2013 as well as comparing a full calendar year to a shortened Post-merger period. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.7 billion was 6.4% in the year ended March 31, 2015 compared to 7.7% for the Combined year ended December 31, 2013. The decrease in the effective interest rate is primarily due to interest expense of $247 million recognized in the Combined year ended December 31, 2013 related to the beneficial conversion feature on the $3.1 billion Bond. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Interest expense increased $84 million, or 19%, in the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013, primarily due to interest associated with debt of $9.0 billion issued in September and December 2013 and the debt assumed as a result of the Clearwire acquisition. This was partially offset by premium amortization which was the result of our debt being revalued in connection with the SoftBank merger. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.9 billion and $24.5 billion was 6.4% and 7.3% for the Successor three-month transition period ended March 31, 2014 and the Predecessor three-month period ended March 31, 2013, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Interest expense decreased $510 million, or 36%, for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012. The decrease was primarily due to comparing a shortened Post-merger period to a Predecessor period representing a full calendar year. This decrease was partially offset by interest expense increases as a result of the debt assumed in the Clearwire Acquisition and new debt issuances of $9.0 billion in September and December 2013. See "Liquidity and Capital Resources" for more information on the Company's financing activities.
Taking into account the Clearwire and SoftBank transactions, the Company's consolidated debt balance was approximately $33.0 billion as of December 31, 2013. The effective interest rate, which includes capitalized interest, for the Combined year ended December 31, 2013 was 7.7% based on a weighted average long-term debt balance of $27.5 billion. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balances of $22.0 billion was 7.8% for the Predecessor year ended December 31, 2012. See "Liquidity and Capital Resources" for more information on the Company's financing activities.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, the interest expense increase for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 was partially due to reductions in the amount of interest capitalized related to spectrum licenses.
Equity in Losses of Unconsolidated Investments, net
As a result of the Clearwire Acquisition on July 9, 2013 and the resulting consolidation of Clearwire results of operations into the accounts of the Company, the Successor period results of operations do not reflect any equity in losses of unconsolidated investments. Equity in losses from Clearwire were $482 million, $202 million, and $1.1 billion for the Predecessor 190-day period ended July 9, 2013, Predecessor unaudited three-month period ended March 31, 2013, and the Predecessor year ended December 31, 2012, respectively. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor 190-day period ended July 9, 2013, include a $65 million derivative loss associated with the change in fair value of the embedded derivative. Equity in losses from Clearwire for the year ended December 31, 2012 included $204 million in pre-tax impairment reflecting Sprint's reduction in the carrying value of its investment in Clearwire to an estimated fair value as well as charges of approximately $41 million, which were associated with Clearwire's write-off of certain network and other assets that no longer met its strategic plans.

Other income (expense), net
The following table provides additional information on items included in "Other income (expense), net."

	Successor			Combined	Successor		Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Years Ended December 31,
	2015	2014	2013	2013	2013	2012	2013	2012
	(in millions)
Interest income	$12	$4	$14	$69	$36	$10	$33	$65
Gain (loss) on early retirement of debt	—	—	—	44	56	—	(12)	81
Other, net	15	(3)	(8)	(21)	(19)	—	(2)	44
Total	$27	$1	$6	$92	$73	$10	$19	$190
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
"Other income (expense), net" represented income of $73 million for the Successor year ended December 31, 2013 compared to income of $190 million in the Predecessor year ended December 31, 2012. Other, net in the Successor year ended December 31, 2013 primarily consisted of $159 million of income related to the recognition of the remaining unaccreted convertible bond discount. In addition, the Successor year ended December 31, 2013 included a $175 million loss related to the embedded derivative associated with the Bond. Gain on early retirement of debt in the Successor year ended December 31, 2013 was a result of early retirement of the Clearwire Communications LLC and Clearwire Finance, Inc. 12% secured notes due 2015 and 12% secured notes due 2017 and in the Predecessor year ended December 31, 2012 was attributable to the early redemption of Nextel Communications, Inc. debt.
Income Tax Expense
The Successor period income tax benefit for the year ended March 31, 2015 of $574 million represented a consolidated effective tax rate of approximately 15%. The Successor period income tax expense for the three-month transition period ended March 31, 2014 and the year ended December 31, 2013 of $56 million and $45 million, respectively, represented a consolidated effective tax rate of approximately 59% and 3%, respectively. The Predecessor period income tax expense for the three-month period ended March 31, 2013 and year ended December 31, 2012 of $38 million and $154 million, respectively, represented a consolidated effective tax rate of approximately 6% and 4%, respectively. The income tax benefit for the year ended March 31, 2015 is primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss, partially offset by tax expense on taxable temporary differences from the amortization of FCC licenses for income tax purposes. The expense for the 191 days ended July 10, 2013 of approximately $1.6 billion was primarily attributable to the recognition of tax expense on the $2.9 billion gain on previously-held equity interests in Clearwire. The income tax expense for the remaining Successor and Predecessor periods presented was primarily attributable to taxable temporary differences from amortization of FCC licenses and included net increases to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods of $82 million and $708 million, for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $265 million and $1.8 billion for the Predecessor three-month period ended March 31, 2013 and year ended December 31, 2012, respectively. The income tax expense for the year ended December 31, 2012 also included a $69 million tax benefit resulting from the resolution of various federal and state income tax uncertainties. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless service revenue, the sale of wireless devices (handsets and tablets), broadband devices, connected devices and accessories, in addition to costs to acquire subscribers and network and interconnection costs to serve those subscribers, as well as other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings (loss) for the year ended March 31, 2015. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services.
In late 2013, we introduced new service plans, which include device payment through installment billing, that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. As the adoption rates of these plans increase throughout our base of subscribers, we expect Sprint platform postpaid ARPU to continue to decline as result of lower pricing associated with our new service plans as compared to our traditional plans, which reflect higher service revenue and lower equipment revenue; however, we also expect reduced equipment net subsidy expense due to Sprint Easy Pay and leasing programs to partially offset these declines. Within the Wireless segment, postpaid wireless services represent the most significant contributor to earnings, and is driven by the number of postpaid subscribers to our services, as well as ARPU. We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our new price plans, results have shown improvement in trends of handset losses; however, there can be no assurance that this trend will continue. The net loss of postpaid handset subscribers in the period beginning April 1, 2014 through the year ended March 31, 2015 is expected to cause wireless service revenue to be approximately $1.2 billion lower for the fiscal year 2015 than it would have been had those subscribers not been lost. The expected negative impact to service revenue and wireless segment earnings as a result of these subscriber losses is expected to be partially mitigated by net additions of tablets and connected devices experienced during the same period and increases in equipment revenue due to subscribers electing to use our installment billing and leasing programs. In addition, we leased devices through Sprint direct channels totaling approximately $1.2 billion during the year ended March 31, 2015 that would have increased cost of goods sold if they had been purchased under the installment billing or traditional subsidized programs. If the trend of handset subscriber net losses continues, we expect to see continued pressure on segment earnings. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we are evaluating our cost model to operationalize a more effective cost structure that better matches our new service plans, which we believe may help to relieve some of the pressure we expect on earnings.

The following table provides an overview of the results of operations of our Wireless segment.

	Successor		Combined	Successor	Predecessor
	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
Wireless Segment Earnings	2015	2014	2013	2013	2013	2013	2012
	(in millions)
Sprint platform	$21,181	$5,719	$23,225	$10,983	$12,242	$5,773	$22,264
Nextel platform	—	—	217	—	217	143	1,455
Total postpaid	21,181	5,719	23,442	10,983	12,459	5,916	23,719
Sprint platform	4,905	1,232	4,867	2,265	2,602	1,194	4,380
Nextel platform	—	—	50	—	50	33	525
Total prepaid	4,905	1,232	4,917	2,265	2,652	1,227	4,905
Other(1)	458	145	359	331	28	—	—
Retail service revenue	26,544	7,096	28,718	13,579	15,139	7,143	28,624
Wholesale, affiliate and other	793	159	545	266	279	133	483
Total service revenue	27,337	7,255	29,263	13,845	15,418	7,276	29,107
Cost of services (exclusive of depreciation and amortization)	(7,945)	(2,106)	(9,045)	(4,342)	(4,703)	(2,171)	(9,017)
Service gross margin	19,392	5,149	20,218	9,503	10,715	5,105	20,090
Service gross margin percentage	71%	71%	69%	69%	69%	70%	69%
Equipment revenue	4,990	999	3,504	1,797	1,707	813	3,248
Cost of products (exclusive of depreciation and amortization)	(9,309)	(2,038)	(9,475)	(4,603)	(4,872)	(2,293)	(9,905)
Equipment net subsidy	(4,319)	(1,039)	(5,971)	(2,806)	(3,165)	(1,480)	(6,657)
Equipment net subsidy percentage	(87)%	(104)%	(170)%	(156)%	(185)%	(182)%	(205)%
Selling, general and administrative expense	(9,179)	(2,273)	(9,299)	(4,519)	(4,780)	(2,230)	(9,286)
Wireless segment earnings	$5,894	$1,837	$4,948	$2,178	$2,770	$1,395	$4,147
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
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
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Retail service revenue increased $13.0 billion, or 95%, for the Successor year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing a full twelve-month period to a shortened Post-merger period as well as growth in our prepaid Boost brand that carries a higher average revenue per subscriber. These increases were offset by growth in tablet sales and postpaid subscribers on our new plans that tend to carry a lower average revenue per subscriber as well as a decline in average postpaid and prepaid subscribers, which resulted in an overall decrease in retail service revenue when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013.
Wholesale, affiliate and other revenues increased $527 million, or 198%, for the Successor year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing a full twelve-month period to a shortened Post-merger period. In addition, wholesale, affiliate and other revenues increased as a result of interest revenue associated with installment billing on handsets and an increase in revenues resulting from acquisitions in 2013. Approximately 53% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Retail service revenue slightly decreased $47 million, or 1%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013. The decrease was driven by the loss of postpaid and prepaid subscribers due to the shut-down of the Nextel platform on June 30, 2013, partially offset by the postpaid and prepaid revenues resulting from the acquisitions in 2013.
Wholesale, affiliate and other revenues increased $26 million, or 20%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013 primarily due to an increase in revenues resulting from acquisitions in 2013. Approximately 45% of our wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Retail service revenue decreased $15.0 billion, or 53%, for the year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. In addition, there was a decline of 1.6% in average retail subscribers in the 2013 Successor period as compared to the 2012 Predecessor period primarily resulting from the shut-down of the Nextel platform on June 30, 2013. This decrease was partially offset by a higher average revenue per retail subscriber in 2013 as compared to 2012 primarily due to the $10 premium data add-on charge for smartphones, combined with increased postpaid and prepaid revenues resulting from acquisitions in 2013.
Wholesale, affiliate and other revenues decreased $217 million, or 45%, for the year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. The decrease was partially offset by an increase in revenues resulting from acquisitions in 2013, combined with growth in our MVNO's reselling postpaid services and connected devices. At December 31, 2013, approximately 43% of our wholesale and affiliate subscribers represented connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, retail service revenue for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 increased $94 million primarily from the consolidation of Clearwire and subscriber growth mainly in our Virgin prepaid brand as prepaid subscribers are choosing higher rate plans as a result of the increased availability of smartphones. In addition, Sprint platform postpaid service revenue increased due to our $10 premium data add-on charge required for all smartphones combined with a reduction in the number of subscribers eligible for certain plan discounts due to policy changes and fewer customer care credits.
In addition to the explanations above, wholesale, affiliate and other revenue for the Combined year ended December 31, 2013 compared to the same Predecessor year ended December 31, 2012 increased due to slight growth in the reselling of prepaid services by MVNO's and affiliates.

Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended March 31, 2012 may be found in the tables on the following pages.

	Successor		Combined	Successor	Predecessor
	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2013	2013	2013	2012
	(subscribers in thousands)
Average postpaid subscribers	30,068	30,639	31,124	30,957	31,296	31,566	32,462
Average prepaid subscribers	15,401	16,097	15,901	16,040	15,793	15,686	15,291
Average retail subscribers	45,469	46,736	47,025	46,997	47,089	47,252	47,753
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended March 31, 2012 may be found in the tables on the following pages.

	Successor		Combined	Successor	Predecessor
	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2015	2014	2013	2013	2013	2013	2012
ARPU(1):
Postpaid	$59.32	$62.98	$63.29	$63.46	$63.10	$62.47	$60.84
Prepaid	$27.81	$27.07	$26.62	$26.64	$26.57	$26.08	$26.72
Average retail	$48.65	$50.61	$50.89	$50.89	$50.85	$50.39	$49.92
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

Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Postpaid ARPU for the Successor year ended March 31, 2015 decreased compared to the year ended December 31, 2013 primarily due to growth in sales of tablets, which carry a lower revenue per subscriber combined with the impact of subscriber migration to many of our new service plans, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2015 as a result of lower service fees associated with many of our new price plans, and a continued increase in tablet mix that carry a lower ARPU; however, as a result of our installment billing and leasing programs, we expect reduced equipment net subsidy expense to partially offset these declines. Prepaid ARPU for the Successor year ended March 31, 2015 increased compared to the year ended December 31, 2013 primarily due to an increase of higher average Boost subscribers which carry a higher ARPU as compared to other prepaid brands partially offset by decreases in total average subscribers, primarily in the Virgin Mobile and Assurance brands.
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

Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Postpaid ARPU for the year ended December 31, 2013 compared to the Predecessor period in 2012 increased primarily due to higher monthly recurring revenues, including the $10 premium data add-on charges for all smartphones and device protection fees, combined with other fee increases and a reduction in the number of subscribers eligible for certain plan discounts due to policy changes and fewer customer care credits. The increase in postpaid ARPU was partially offset by lower variable usage-based revenues due to the popularity of unlimited plan options, combined with a lower revenue per subscriber carried by subscribers acquired in the Clearwire and U.S. Cellular acquisitions and growth in sales of tablets, which also carry a lower revenue per subscriber. Prepaid ARPU for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 declined primarily as a result of the impact of purchase price accounting to eliminate deferred revenues, partially offset by the impact of a higher revenue per subscriber carried by subscribers acquired in the Clearwire Acquisition.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, prepaid ARPU for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 declined primarily as a result of a decrease in ARPU for our Assurance Wireless brand due to a lower number of active Assurance subscribers as a percentage of the average number of Assurance subscribers, primarily as a result of the recertification process. This decrease was partially offset by an increase in ARPU for primarily the Virgin prepaid brands as subscribers are choosing higher priced plans due to the increased availability of smartphones. ARPU as it relates to our Assurance Wireless brand was also impacted as a result of the recertification process because those subscribers no longer had a revenue impact after December 31, 2012, but continued to be included in the prepaid subscriber based until deactivation in the quarter ended June 30, 2013.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended March 31, 2012.

	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	263	442	410	401	12	194	(360)	58	(231)	(181)	(272)	30	211
Prepaid	870	451	459	525	568	(486)	84	322	(364)	(542)	35	410	546
Wholesale and affiliates(2)	785	388	14	(243)	(224)	(228)	181	302	212	503	827	527	492
Total Sprint platform	1,918	1,281	883	683	356	(520)	(95)	682	(383)	(220)	590	967	1,249
Nextel platform:
Postpaid	(455)	(688)	(866)	(644)	(572)	(1,060)	—	—	—	—	—	—	—
Prepaid	(381)	(310)	(440)	(376)	(199)	(255)	—	—	—	—	—	—	—
Total Nextel platform	(836)	(998)	(1,306)	(1,020)	(771)	(1,315)	—	—	—	—	—	—	—
Transactions(2):
Postpaid	—	—	—	—	—	(179)	(175)	(127)	(102)	(64)	(64)	(49)	(41)
Prepaid	—	—	—	—	—	(20)	(56)	(103)	(51)	(77)	(55)	(39)	(18)
Wholesale	—	—	—	—	—	—	13	25	69	27	13	13	22
Total Transactions	—	—	—	—	—	(199)	(218)	(205)	(84)	(114)	(106)	(75)	(37)

Total retail postpaid	(192)	(246)	(456)	(243)	(560)	(1,045)	(535)	(69)	(333)	(245)	(336)	(19)	170
Total retail prepaid	489	141	19	149	369	(761)	28	219	(415)	(619)	(20)	371	528
Total wholesale and affiliate	785	388	14	(243)	(224)	(228)	194	327	281	530	840	540	514
Total Wireless	1,082	283	(423)	(337)	(415)	(2,034)	(313)	477	(467)	(334)	484	892	1,212

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(3)	28,992	29,434	29,844	30,245	30,257	30,451	30,091	30,149	29,918	29,737	29,465	29,495	29,706
Prepaid	13,698	14,149	14,608	15,133	15,701	15,215	15,299	15,621	15,257	14,715	14,750	15,160	15,706
Wholesale and affiliates(2)(3)(4)	8,003	8,391	8,405	8,162	7,938	7,710	7,862	8,164	8,376	8,879	9,706	10,233	10,725
Total Sprint platform	50,693	51,974	52,857	53,540	53,896	53,376	53,252	53,934	53,551	53,331	53,921	54,888	56,137
Nextel platform:
Postpaid	3,830	3,142	2,276	1,632	1,060	—	—	—	—	—	—	—	—
Prepaid	1,580	1,270	830	454	255	—	—	—	—	—	—	—	—
Total Nextel platform	5,410	4,412	3,106	2,086	1,315	—	—	—	—	—	—	—	—
Transactions(2):
Postpaid	—	—	—	—	—	173	815	688	586	522	458	409	368
Prepaid	—	—	—	—	—	39	704	601	550	473	418	379	361
Wholesale	—	—	—	—	—	—	106	131	200	227	240	253	275
Total Transactions	—	—	—	—	—	212	1,625	1,420	1,336	1,222	1,116	1,041	1,004

Total retail postpaid(3)	32,822	32,576	32,120	31,877	31,317	30,624	30,906	30,837	30,504	30,259	29,923	29,904	30,074
Total retail prepaid	15,278	15,419	15,438	15,587	15,956	15,254	16,003	16,222	15,807	15,188	15,168	15,539	16,067
Total wholesale and affiliates(3)(4)	8,003	8,391	8,405	8,162	7,938	7,710	7,968	8,295	8,576	9,106	9,946	10,486	11,000
Total Wireless	56,103	56,386	55,963	55,626	55,211	53,588	54,877	55,354	54,887	54,553	55,037	55,929	57,141

Supplemental data - connected devices
End of period subscribers (in thousands)(3)
Retail postpaid	791	809	817	813	824	798	834	922	968	988	1,039	1,180	1,320
Wholesale and affiliates	2,217	2,361	2,542	2,670	2,803	3,057	3,298	3,578	3,882	4,192	4,635	5,175	5,832
Total	3,008	3,170	3,359	3,483	3,627	3,855	4,132	4,500	4,850	5,180	5,674	6,355	7,152
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

(3)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,788,000 subscribers at March 31, 2015 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended March 31, 2015.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.
The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn and (b) our recapture of Nextel platform subscribers that deactivated but remained as subscribers on the Sprint platform as of the end of each quarterly period beginning with the quarter ended March 31, 2012.

	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.00%	1.69%	1.88%	1.98%	1.84%	1.83%	1.99%	2.07%	2.11%	2.05%	2.18%	2.30%	1.84%
Prepaid	2.92%	3.16%	2.93%	3.02%	3.05%	5.22%	3.57%	3.01%	4.33%	4.44%	3.76%	3.94%	3.84%
Nextel platform:
Postpaid	2.09%	2.56%	4.38%	5.27%	7.57%	33.90%	—	—	—	—	—	—	—
Prepaid	8.73%	7.18%	9.39%	9.79%	12.46%	32.13%	—	—	—	—	—	—	—
Transactions(2):
Postpaid	—	—	—	—	—	26.64%	6.38%	5.48%	5.48%	4.15%	4.66%	4.09%	3.87%
Prepaid	—	—	—	—	—	16.72%	8.84%	8.18%	5.11%	6.28%	5.70%	4.95%	3.77%

Total retail postpaid	2.01%	1.79%	2.09%	2.18%	2.09%	2.63%	2.09%	2.15%	2.18%	2.09%	2.22%	2.33%	1.87%
Total retail prepaid	3.61%	3.53%	3.37%	3.30%	3.26%	5.51%	3.78%	3.22%	4.35%	4.50%	3.81%	3.97%	3.84%

Nextel platform subscriber recaptures
Rate(3):
Postpaid	46%	60%	59%	51%	46%	34%	—	—	—	—	—	—	—
Prepaid	23%	32%	34%	50%	34%	39%	—	—	—	—	—	—	—
Subscribers(4):
Postpaid	228	431	516	333	264	364	—	—	—	—	—	—	—
Prepaid	137	143	152	188	67	101	—	—	—	—	—	—	—
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

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended March 31, 2012.

	Predecessor							Successor	Combined (2)	Successor
	March 31, 2012	June 30, 2012	Sept 30, 2012	Dec 31, 2012	March 31, 2013	June 30, 2013	10 Days Ended July 10, 2013	Sept 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015
ARPU
Sprint platform:
Postpaid	$62.55	$63.38	$63.21	$63.04	$63.67	$64.20	$64.71	$64.24	$64.28	$64.11	$63.52	$62.07	$60.58	$58.90	$56.94
Prepaid	$25.64	$25.49	$26.19	$26.30	$25.95	$26.96	$26.99	$25.14	$25.33	$26.78	$26.45	$27.38	$27.19	$27.12	$27.50
Nextel platform:
Postpaid	$40.94	$40.25	$38.65	$37.27	$35.43	$36.66	$—	$—	$—	$—	$—	$—	$—	$—	$—
Prepaid	$35.68	$37.20	$34.73	$35.59	$31.75	$34.48	$—	$—	$—	$—	$—	$—	$—	$—	$—
Transactions(1):
Postpaid	$—	$—	$—	$—	$—	$59.87	$35.75	$37.44	$40.00	$36.30	$37.26	$39.16	$39.69	$39.85	$40.28
Prepaid	$—	$—	$—	$—	$—	$19.17	$12.78	$40.62	$43.20	$40.80	$43.80	$45.15	$45.52	$45.80	$46.68

Total retail postpaid	$59.88	$60.88	$61.18	$61.47	$62.47	$63.59	$64.55	$63.48	$63.69	$63.44	$62.98	$61.65	$60.24	$58.63	$56.72
Total retail prepaid	$26.82	$26.59	$26.77	$26.69	$26.08	$27.02	$26.96	$25.86	$26.04	$27.34	$27.07	$27.97	$27.73	$27.61	$27.95
_______________________

(1)	Subscriber ARPU related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.

(2)
Combined ARPU for the quarterly period ending September 30, 2013 aggregates service revenue from the Predecessor 10-day period ended July 10, 2013 and the Successor three-month period ended September 30, 2013 divided by the sum of the monthly average subscribers during the three months ended September 30, 2013.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the Successor year ended March 31, 2015, net postpaid subscriber losses were 212,000 as compared to net losses of 96,000 in the Combined year ended December 31, 2013 and net additions of 1,516,000 in the Predecessor year ended December 31, 2012, inclusive of 1,334,000, 564,000 and 76,000 net additions of tablets, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. During the Successor three-month transition period ended March 31, 2014, net postpaid subscriber losses were 231,000 as compared to net additions of 12,000 in the Predecessor three-month period ended March 31, 2013, inclusive of 516,000 and 16,000 net additions of tablet devices, respectively. The primary driver for the net losses in the Successor year ended March 31, 2015, the Successor three-month transition period ended March 31, 2014 and the Combined year ended December 31, 2013 was an increase in churn, primarily due to increased competition and network-related churn impacted by our network modernization program. Other wireless carriers continue various aggressive marketing efforts, including price reductions, to incent subscribers to switch carriers. As a result, we believe these efforts are also negatively impacting churn, which has a negative effect on earnings. The change to net losses in the Combined year ended December 31, 2013 from net additions in the Predecessor year ended December 31, 2012 was also impacted by the absence of Nextel platform recaptures in the second half of 2013 as the shutdown of that network was completed on June 30, 2013. Nextel platform and U. S. Cellular recaptures in the Combined year ended December 31, 2013 totaled 734,000.
Retail Prepaid — During the Successor year ended March 31, 2015, we added 449,000 net prepaid subscribers as compared to adding 488,000 and 2,305,000 net prepaid subscribers in the years ended December 31, 2013 (Combined) and December 31, 2012 (Predecessor), respectively. Net additions in the Successor year ended March 31, 2015 is primarily due to subscriber growth in our Boost brand as a result of new promotions in our indirect channels, partially offset by subscriber losses in the Virgin Mobile prepaid brands primarily due to continued competition. During the Successor three-month transition period ended March 31, 2014, we lost 364,000 net prepaid subscribers as compared to adding 568,000 in the Predecessor three-month period ended March 31, 2013, primarily due to the timing and impact of churn related to the annual recertification of Assurance Wireless subscribers occurring earlier in calendar year 2014 compared to calendar year 2013, combined with a decline in gross subscriber additions across all prepaid brands. In combination with the significant impact of reduced subscriber additions due to the Assurance Wireless recertification, our decline in net additions in the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 was also due to continued competitive pressures in 2012 resulting in promotional offerings that drove increased net additions. Also contributing to the decline in net additions in the Combined year ended December 31, 2013 was the absence of Nextel platform recaptures in the second half of calendar year 2013 as the shutdown of that network was completed. Approximately 168,000 prepaid subscriber additions deactivated service on the Nextel platform in the Successor year ended December 31, 2013 as compared to 620,000 in the Predecessor year ended December 31, 2012.
The federal Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. New regulations in calendar year 2012, which impact all Lifeline carriers, impose stricter rules on the subscriber eligibility requirements and recertification. These new regulations also required a one-time recertification of the entire June 1, 2012 subscriber base by December 31, 2012. Accounts of subscribers who failed to respond by December 31, 2012 were suspended and made subject to our prepaid churn rules as described below (or 365 days in a limited number of states). However, subscribers could re-apply prior to being deactivated and also had the ability to receive by-the-minute service at their own expense. We deactivated the accounts of approximately 1.2 million subscribers in the quarter ended June 30, 2013 primarily related to the recertification process.
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
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 10.7 million Sprint Platform subscribers included in wholesale and affiliates, approximately 54% represent connected devices. Wholesale and affiliate subscriber net additions were 2,349,000 during the Successor year ended March 31, 2015, as compared to 31,000 and 944,000 during the years ended December 31, 2013 (Combined) and December 31, 2012 (Predecessor), inclusive of net additions of connected devices totaling 1,950,000, 908,000 and 593,000, respectively. The increase in net additions in the Successor year ended March 31, 2015 as compared to the Combined year ended December 31, 2013 is primarily attributable to growth in connected devices. Net additions were 212,000 during the Successor three-month transition period ended March 31, 2014 as compared to net losses of 224,000 during the Predecessor three-month period ended March 31, 2013, inclusive of net additions of connected devices totaling 304,000 and 133,000, respectively. Net additions were primarily attributable to growth in connected device subscribers as compared to net losses in the Predecessor three-month period 2013 from the Lifeline programs offered by our MVNO's selling prepaid services affected by new federal regulations, similar to the impact on our Assurance Wireless brand in Retail Prepaid above. Our decline in net additions in the Combined year ended December 31, 2013 as compared the same period in 2012 (Predecessor) was primarily due to targeted efforts in calendar year 2013 and 2012 to reduce inactive subscriber accounts by our wholesale MVNO customers as well as net losses attributable to new Lifeline program recertification regulations as discussed in Retail Prepaid above, partially offset by increases in connected devices and growth in wholesale postpaid resellers.
Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the Successor year ended March 31, 2015, we had net postpaid subscriber losses of 218,000, net prepaid subscriber losses of 189,000 and net wholesale subscriber additions of 75,000. For the Successor three-month transition period ended March 31, 2014, we had net postpaid subscriber losses of 102,000, net prepaid subscriber losses of 51,000 and net wholesale subscriber additions of 69,000, of which approximately 3,000 postpaid subscribers were recaptured on the Sprint platform. For the remainder of the Combined year ended December 31, 2013, we had net postpaid subscriber losses of 481,000, net prepaid subscriber losses of 179,000 and net wholesale subscriber additions of 38,000, of which approximately 106,000 and 8,000 postpaid and prepaid subscribers, respectively, were recaptured on the Sprint platform.
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
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Cost of services increased $3.6 billion, or 83%, for the Successor year ended March 31, 2015 compared to the year ended December 31, 2013. The increase was primarily due to comparing results for a full twelve-month period ending March 31, 2015 to the shortened Post-merger period and increases as a result of the Clearwire Acquisition. These increases were offset by decreases in roaming and other network costs such as rent, utilities, backhaul and labor as a result of declining costs associated with improvements in the quality of our network and the shut-down of the Nextel platform in June 2013, which resulted in an overall decrease in cost of services when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013.

Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Cost of services decreased $65 million, or 3%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013, primarily reflecting reduced network costs such as rent, utilities and backhaul costs related to the shut-down of the Nextel platform in June 2013 combined with a decrease in service and repair costs due to a decline in the volume and frequency of repairs and a decrease in roaming fees due to lower volume and rates, partially offset by net increases as a result of the Clearwire Acquisition.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Cost of services decreased $4.7 billion, or 52%, for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. In addition, we had reduced network costs such as rent and utilities in 2013 as a result of the shut-down of the Nextel platform in June 2013 combined with a decrease in service and repair costs due to a decline in the volume and frequency of repairs. These decreases were partially offset by additional network costs due to the modernization of our network as well as the net impact of the Clearwire Acquisition.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, cost of services for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 decreased as a result of a reduction in payments to third-party vendors for use of their proprietary data applications and premium services as a result of more favorable contract rates. These decreases were partially offset by higher backhaul costs primarily due to increased capacity.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our marketing plans assume that devices will be sold under the traditional subsidy program or the installment billing program, or leased under the leasing program. Under the traditional subsidy program, we offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Under the installment billing program, the device is sold at or near full retail price and we recognize most of the future expected installment payments at the time of sale of the device, which results in the recognition of significantly less equipment net subsidy. Under the leasing program, lease revenue is recorded over the term of the lease.
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
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Equipment revenue increased $3.2 billion, or 178%, and cost of products increased $4.7 billion, or 102%, for the Successor year ended March 31, 2015 compared to the year ended December 31, 2013, primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. In addition, equipment revenue increased due to higher revenue from the installment billing and leasing programs and a higher average sales price per postpaid handset sold, partially offset by a decrease in postpaid handsets sold as a result of customers choosing to lease devices instead of purchasing them. Cost of products also increased due to higher average cost per handset sold for postpaid handsets, combined with an increase in prepaid handsets sold. These increases were partially offset by a decrease in postpaid handsets sold as a result of customers choosing to lease devices instead of purchasing them and a lower average cost per handset sold for prepaid handsets, which resulted in an overall decrease in cost of products when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Equipment revenue increased $186 million, or 23%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013. The increase in equipment revenue was primarily due to higher average sales prices per postpaid and prepaid device sold combined with the impact of a different revenue recognition model related to our installment billing program for device purchases. The increase was partially offset by fewer postpaid and prepaid handsets sold. Cost of products declined $255 million, or 11%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013, primarily due to fewer postpaid and prepaid handsets sold, slightly offset by higher average cost per device sold for postpaid and prepaid devices.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Equipment revenue decreased $1.5 billion, or 45%, and cost of products declined $5.3 billion, or 54%, for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. In addition, the decrease in both equipment revenue and cost of products was due to fewer postpaid handsets sold, which was partially offset by higher average sales prices per postpaid and prepaid device sold as well as increases in prepaid handsets sold.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Equipment revenues for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 increased primarily due to higher average sales prices per postpaid and prepaid device sold as well as increases in prepaid volumes, partially offset by fewer postpaid handsets sold. Cost of products decreased primarily from fewer postpaid handsets sold although at a higher average cost per handset, partially offset by an increase in average cost per prepaid handset due to increased sales of more expensive 4G and LTE devices combined with fewer sales of low cost Assurance wireless handsets.
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
Successor Year Ended March 31, 2015 and Year Ended December 31, 2013
Sales and marketing expense was $5.3 billion for the year ended March 31, 2015 representing an increase of $2.7 billion, or 102%, compared to the year ended December 31, 2013. The increase was primarily due to comparing results for a full twelve-month period ending March 31, 2015 to the shortened Post-merger period ending December 31, 2013, combined with higher advertising costs related to new promotional campaigns. These increases were offset by a reduction in labor-related costs due to our reduction in force and retail store closures in addition to lower commission expense as sales shifted to more cost-effective channels, which resulted in an overall decrease in sales and marketing expense when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013.
General and administrative costs were $3.9 billion for the year ended March 31, 2015 representing an increase of $2.0 billion, or 104%, compared to the year ended December 31, 2013, primarily due to comparing results for a full twelve-month period ending March 31, 2015 to the shortened Post-merger period ending December 31, 2013, combined with an increase in bad debt expense primarily associated with the increase in installment receivables. These increases were offset by a decrease in customer care costs primarily due to lower call volumes and labor-related initiatives, which resulted in an overall decrease in general and administrative costs when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Sales and marketing expense was $1.4 billion representing an increase of $70 million, or 5%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013. The increase was primarily due to higher media spend and commission expense, partially offset by a reduction in labor related costs due to our reduction in force and retail store closures.
General and administrative costs were $897 million, representing a decrease of $27 million, or 3%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013, primarily reflecting a decrease in customer care costs primarily due to lower call volumes and labor related initiatives, partially offset by an increase in bad debt expense. Bad debt expense was $155 million for the three-month transition period ended March 31, 2014, representing a $72 million, or 87%, increase compared to bad debt expense of $83 million for the same Predecessor period in 2013. The increase in bad debt expense primarily reflects the impact of increased receivables related to our installment billing program.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Sales and marketing expense was $2.6 billion for the Successor year ended December 31, 2013 representing a decrease of $2.6 billion, or 50%, compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year. In addition, we had a reduction in commissions expense resulting from our decrease in postpaid subscriber gross additions, which was was partially offset by increased costs resulting from the Clearwire Acquisition and higher media spend.
General and administrative costs were $1.9 billion for the Successor year ended December 31, 2013 representing a decrease of $2.1 billion, or 53%, compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year, partially offset by additional IT and overhead costs as a result of the Clearwire Acquisition. Bad debt expense was $260 million, a decrease of $281 million in the Successor period 2013 from the Predecessor year ended December 31, 2012. The decrease is primarily related to comparing a shortened Post-merger period to the 2012 Predecessor period consisting of a full calendar year.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the increases in the explanations above, the increase in sales and marketing expense for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 was also due to increased commissions expense resulting from growth in prepaid sales.
In addition to the explanations above, general and administrative costs decreased for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 also as a result of lower customer care costs primarily due to lower call volumes and fewer calls per subscriber. In addition, the decrease in bad debt expense reflects a decrease in accounts written off, lower average write-off per account, and a decline in involuntary churn.

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
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For the fiscal year 2015, we expect wireline segment earnings to decline by approximately $50 to $75 million as compared to fiscal year 2014 to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. Declines in wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment.

	Successor		Combined	Successor	Predecessor
	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
Wireline Segment Earnings	2015	2014	2013	2013	2013	2013	2012
	(in millions)
Voice	$1,174	$352	$1,490	$719	$771	$352	$1,627
Data	213	62	326	138	188	94	398
Internet	1,353	345	1,660	747	913	434	1,781
Other	74	11	61	32	29	13	75
Total net service revenue	2,814	770	3,537	1,636	1,901	893	3,881
Cost of services	(2,338)	(668)	(2,637)	(1,235)	(1,402)	(661)	(2,781)
Service gross margin	476	102	900	401	499	232	1,100
Service gross margin percentage	17%	13%	25%	25%	26%	26%	28%
Selling, general and administrative expense	(363)	(90)	(406)	(179)	(227)	(104)	(451)
Wireline segment earnings	$113	$12	$494	$222	$272	$128	$649
Wireline Revenue
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Voice Revenues
Voice revenues for the Successor year ended March 31, 2015 increased $455 million, or 63%, compared to the year ended December 31, 2013. The increase was primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. Offsetting the increase were decreases driven by lower volume and overall rate declines, primarily due to the decline in prices for the sale of services to our Wireless segment, combined with decreases in international hubbing volumes, which resulted in an overall decrease in voice revenues when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. Voice revenues generated from the sale of services to our Wireless segment represented 31% of total voice revenues for the Successor year ended March 31, 2015 compared to 33% in the year ended December 31, 2013.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues increased $75 million, or 54%, for the Successor year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. Offsetting the increase was a decrease as a result of customer churn, primarily related to Private Line, which resulted in an overall decrease in data revenues when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. Data revenues generated from the provision of services to the Wireless segment represented 41% of total data revenue for each of the Successor year ended March 31, 2015 compared to 50% in the year ended December 31, 2013.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services increased $606 million, or 81%, for the Successor year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. Offsetting the increase was a decrease primarily due to fewer IP customers, and in particular, the final transition to in-sourcing at one of our larger cable multiple system operators (MSO's), which resulted in an overall decrease in Internet revenues when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. In addition, revenue was also impacted by a decline in the price of services sold to our Wireless segment and the elimination of backhaul associated with the decommissioning of the Nextel platform as of June 30, 2013. Sale of services to our Wireless segment represented 12% of total Internet revenues for the Successor year ended March 31, 2015 compared to 11% in the year ended December 31, 2013.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $42 million, or 131%, primarily due to comparing results for a full twelve-month period to a shortened Post-merger period.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Voice Revenues
Voice revenues remained flat for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013. Overall rate declines were primarily due to the decline in prices for the sale of services to our Wireless segment which were offset by increases in international hubbing volumes in the three-month transition period ended March 31, 2014. Voice revenues generated from the sale of services to our Wireless segment represented 25% of total voice revenues for the Successor three-month transition period ended March 31, 2014 compared to 28% for the Predecessor three-month period ended March 31, 2013.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $32 million, or 34%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 42% of total data revenue for the Successor three-month transition period ended March 31, 2014 compared to 49% for the Predecessor three-month period ended March 31, 2013.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $89 million, or 21%, for the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013, primarily due to fewer IP customers, and in particular, the final transition to in-sourcing of one of our larger cable MSO's. Sale of services to our Wireless segment represented 11% of total Internet revenues in both the Successor three-month transition period ended March 31, 2014 and the Predecessor three-month period ended March 31, 2013.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $2 million, or 15%, in the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Voice Revenues
Voice revenues decreased $908 million, or 56%, for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Voice revenues generated from the sale of services to our Wireless segment represented 33% of total voice revenues for the year ended December 31, 2013 compared to 32% for the year ended 2012.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line, and managed network services bundled with non-IP-based data access. Data revenues decreased $260 million, or 65%, for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Data revenues generated from the provision of services to the Wireless segment represented 50% of total data revenue for the year ended December 31, 2013 compared to 44% for the year ended 2012.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $1.0 billion, or 58%, for the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Sale of services to our Wireless segment represented 11% of total Internet revenues for both the years ended December 31, 2013 and 2012.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $43 million, or 57% in the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Voice Revenues
In addition to the explanations above, voice revenues for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 decreased as a result of overall volume and price declines, of which $53 million was related to the decline in prices for the sale of services to our Wireless segment, as well as volume declines due to customer churn.
Data Revenues
In addition to the explanations above, data revenues for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 decreased as a result of customer churn driven by the focus to no longer provide frame relay and ATM services.
Internet Revenue
In addition to the explanations above, Internet revenues for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 decreased primarily due to fewer IP customers.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment.
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Costs of services increased $1.1 billion, or 89%, for the Successor year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. Offsetting the increase was a decrease primarily due to lower access expense as a result of savings initiatives and declining volumes, which resulted in an overall decrease in cost of services when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. Service gross margin percentage decreased from 25% in the Successor year ended December 31, 2013 to 17% in the Successor year ended March 31, 2015 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Costs of services increased $7 million, or 1%, in the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013 primarily due to higher contractual rates impacting facility costs. Service gross margin percentage decreased from 26% in the Predecessor three-month period ended March 31, 2013 to 13% in the Successor three-month transition period ended March 31, 2014 primarily as a result of a decrease in net service revenue combined with a slight increase in cost of services.
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Costs of services decreased $1.5 billion, or 56%, in the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Service gross margin percentage decreased from 28% in 2012 and to 25% in 2013, primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, costs of services for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 decreased primarily due to lower access expense as a result of declining voice, data and Internet volumes.

Selling, General and Administrative Expense
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Selling, general and administrative expense increased $184 million, or 103%, in the Successor year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing results for a full twelve-month period to a shortened Post-merger period, partially offset by a decrease due to a reduction in shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue, which resulted in an overall decrease in selling, general and administrative expense when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. Total selling, general and administrative expense as a percentage of net services revenue was 13% in the Successor year ended March 31, 2015 compared to 11% in the year ended December 31, 2013.
Successor Three-Month Transition Period Ended March 31, 2014 and Predecessor Three-Month Period Ended March 31, 2013
Selling, general and administrative expense decreased $14 million, or 13%, in the Successor three-month transition period ended March 31, 2014 compared to the same Predecessor period in 2013. The decrease was primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% in each of the three-month periods ended March 31, 2014 (Successor) and 2013 (Predecessor).
Successor Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
Selling, general and administrative expense decreased $272 million, or 60%, in the Successor year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012, primarily due to comparing operating results for the shortened Post-merger period to a period consisting of a full calendar year. Total selling, general and administrative expense as a percentage of net services revenue was 11% for the year ended December 31, 2013 and 12% for the year ended 2012.
Combined Year Ended December 31, 2013 and Predecessor Year Ended December 31, 2012
In addition to the explanations above, selling, general and administrative expense for the Combined year ended December 31, 2013 compared to the Predecessor year ended December 31, 2012 decreased primarily due to a reduction in shared administrative and employee related costs required to support the Wireline segment as a result of the decline in revenue.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Successor		Combined	Successor	Predecessor
	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013	2013	2013	2013	2012
	(in millions)
Net cash provided by (used in) operating activities	$2,450	$522	$2,610	$(61)	$2,671	$940	$2,999
Net cash used in investing activities	$(4,714)	$(1,756)	$(24,493)	$(18,108)	$(6,385)	$(1,158)	$(6,375)
Net cash provided by (used in) financing activities	$1,304	$(160)	$24,419	$24,528	$(109)	$142	$4,280
Operating Activities
Net cash provided by operating activities of approximately $2.5 billion in the Successor year ended March 31, 2015 increased $2.5 billion from the Successor year ended December 31, 2013. The increase was primarily due to comparing a full twelve-month period to a shortened Post-merger period. The Successor year ended December 31, 2013 included $180 million of call redemption premiums paid to retire the Clearwire debt and approximately $225 million of interest payments related to Clearwire debt. Net cash provided by operating activities of approximately $2.5 billion in the Successor year ended March 31, 2015 decreased $160 million as compared to net cash provided by operating activities of approximately $2.6 billion for the year ended December 31, 2013, on a combined basis. The decrease was due to decreased cash received from customers of $1.1 billion primarily as a result of increases in installment billing receivables offset by declines due to the sales of receivables through our receivables facility (see Receivables Facility below) as well as declines in net operating revenues and increased interest payments of $505 million primarily related to the debt issued in September 2013 and December 2013. The decrease was partially offset by lower vendor and labor-related payments of $1.4 billion, which were primarily due to (i) decreased backhaul payments related to the shut-down of the Nextel platform in June 2013, (ii) declines in roaming payments due to lower volumes and rates, and (iii) fewer labor-related payments primarily as a result of reductions in force, call center savings due to lower call volumes, and other labor-related initiatives. These lower payments were partially offset by increased cash paid for inventory.
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
Net cash used in operating activities of approximately $61 million in the Successor year ended December 31, 2013 decreased $3.1 billion from the same Predecessor period in 2012. The decrease was primarily due to comparing a shortened Post-merger period to a period consisting of a full calendar year and also included $180 million of call redemption premiums paid to retire the Clearwire debt and approximately $225 million of interest payments related to Clearwire debt. Net cash provided by operating activities in 2013, on a combined basis, of approximately $2.6 billion decreased $389 million as compared to the Predecessor in 2012. In addition to the explanations above, the decrease was primarily due to increased vendor and labor-related payments of $475 million and increased cash paid for interest of approximately $213 million primarily as a result of less interest capitalized related to spectrum licenses used for improving the quality of our network. This was partially offset by increased cash received from customers of $699 million.
Investing Activities
Net cash used in investing activities in the Successor year ended March 31, 2015 decreased by approximately $13.4 billion as compared to the Successor year ended December 31, 2013, primarily due to increases of approximately $1.4 billion in proceeds from sales and maturities of short-term investments and 2013 increases related to the SoftBank Merger of $14.1 billion, net of cash acquired. These decreases were partially offset by increased capital expenditures of $2.2 billion, which included $582 million of leased devices purchased from indirect channels, and increased purchases of short-term investments of $358 million. In addition, in the Successor year ended March 31, 2015, we received $95 million in reimbursements of our costs of clearing the H Block spectrum as part of the Report and Order obligations and $315 million of proceeds from sales of assets and FCC licenses of which $290 million was related to the sale of certain FCC licenses.
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
Financing Activities
Net cash provided by financing activities was $1.3 billion during the Successor year ended March 31, 2015, which was primarily due to the February 24, 2015 issuance of $1.5 billion aggregate principal amount of 7.625% notes due 2025. In addition, we amended our unsecured Export Development Canada (EDC) agreement to, among other things, add an additional tranche totaling $300 million due 2019, which was fully drawn as of March 31, 2015. These were partially offset by principal payments on the iPCS, Inc. Second Lien Secured Floating Rate Notes due 2014 of approximately $181 million and scheduled principal payments on our secured equipment credit facilities of approximately $282 million.
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
Net cash provided by financing activities was $24.5 billion during the Successor year ended December 31, 2013, which included proceeds from the issuance of common stock and warrants of approximately $18.6 billion related to the SoftBank Merger. In addition, the Company issued $9.0 billion in debt consisting of a September 11, 2013 issuance of $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023, and a December 12, 2013 issuance of $2.5 billion aggregate principal amount of 7.125% notes due 2024, each guaranteed by Sprint Communications. We also incurred approximately $147 million of debt issuance costs. These increases, along with net borrowings under our secured equipment credit facility of approximately $444 million, were offset by the retirement of approximately $3.3 billion principal amount of Clearwire debt.
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
Working Capital
As of March 31, 2015 and 2014, we had negative working capital of $1.2 billion and working capital of $1.9 billion, respectively. Our working capital as of March 31, 2015 and 2014 included accrued capital expenditures for unbilled services totaling approximately $705 million and $1.2 billion, respectively, related to improving the quality of our network. The decline in working capital is primarily due to increased accounts payable of approximately $1.2 billion primarily as a result of extended payment terms with certain network equipment suppliers and timing of purchases and payments associated with device launches, decreased short-term investments of $1.1 billion, and $500 million under the EDC agreement due December 2015 being reclassified to current from long-term debt, financing and capital lease obligations. In addition, further contributing to the decline was decreased cash of $960 million primarily due to cash paid for capital expenditures, which was partially offset by net cash provided by operating activities and debt issuances. After taking into account the sale of receivables under our Receivables Facility (see Receivables Facility below), accounts receivable, net increased $381 million primarily due to increased installment billing receivables. In addition, device and accessory inventory increased $377 million. The remaining balance was due to changes to other working capital items.
Receivables Facility
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (the Receivables Facility) to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit of $1.3 billion. The available funding varies based on the amount of eligible receivables (as defined in the Receivables Facility). In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy-remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) transfer Receivables to the SPEs. Receivables contributed by the Originators to the SPEs and available to be sold to the Conduits primarily consisted of installment receivables and wireless service charges due from subscribers. The SPEs then may sell the Receivables to a bank agent on behalf of unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) or their sponsoring banks. A subsidiary of Sprint services the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of the servicer's and the Originators' obligations under the Receivables Facility. Sales of eligible Receivables by the SPEs, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The net fees associated with the Receivables Facility are recognized in selling, general and administrative expenses on the consolidated statements of operations. On April 24, 2015, the Receivables Facility was amended to include up to $2.0 billion of additional funding as a result of including installment receivables in the definition of eligible receivables under the Receivables Facility, which had the effect of increasing the maximum funding limit to $3.3 billion, of which $1.4 billion was available to be drawn for cash as of April 30, 2015. Additionally, the expiration date was extended to March 31, 2017.
Receivables sold to the Conduits are treated as a sale of financial assets. Upon sale, Sprint derecognizes the Receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities. The difference between the Receivables sold and the cash received, which represents a financial asset due to Sprint from the Conduits, is realizable by Sprint contingent upon the collections on the sold Receivables.
On March 31, 2015, of the $3.5 billion of Receivables contributed by the Originators to the SPEs, the SPEs sold approximately $1.8 billion of service Receivables to the Conduits in exchange for $500 million in cash and a $1.3 billion receivable from the Conduits. The receivable due to Sprint from the Conduits is classified as a trading security and is recorded at its estimated fair value of $1.2 billion in "Prepaid expenses and other current assets" on the consolidated balance sheet. The fair value of the Receivable due to Sprint was estimated using a discounted cash flow model, which relied principally on unobservable inputs such as the nature of the sold Receivables and subscriber payment history. Changes in the fair value of the receivable due to Sprint are included in operating (loss) income on the consolidated statements of operations. As of March 31, 2015, there was approximately $460 million of available funding under the Receivables Facility. In April 2015, Sprint elected to remit payments received to the Conduits to reduce the funded amount to zero.
Each SPE’s sole business consists of the purchase or acceptance through capital contributions of the Receivables from the Originators and the subsequent retransfer of, or granting of a security interest in, such Receivables to the bank agent under the Receivables Facility. In addition, each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Originators or Sprint. Accordingly, the assets of the SPE, including the $1.7 billion of installment receivables contributed by the Originators and held by the SPEs and the $1.3 billion receivable due to Sprint from the Conduits as of March 31, 2015, are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to pay the investment, yield and fees of the Conduits and other creditors of the SPEs may be remitted to the Originators and Sprint during and after the term of the Receivables Facility.
Long-Term Debt and Scheduled Maturities
We retired the remaining $181 million aggregate principal amount of the iPCS, Inc. Second Lien Secured Floating Rate Notes in May 2014. In addition, we made principal payments of $282 million on our secured equipment credit facilities during the year ended March 31, 2015. As part of the amendment to the EDC agreement in December 2014, we borrowed an additional tranche totaling $300 million, as described below. On February 24, 2015, we issued $1.5 billion aggregate principal amount of 7.625% notes due 2025.
Credit Facilities
In October 2014, we amended our revolving bank credit facility that expires in February 2018 to, among other things, modify the required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the revolving bank credit facility (adjusted EBITDA), to provide that it may not exceed 6.5 to 1.0 through the quarter ending December 31, 2015, 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The amended facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance. The amendment also added Sprint Corporation as a guarantor of the revolving bank credit facility.
In December 2014, we amended our unsecured EDC agreement and the Eksportkreditnamnden (EKN) secured equipment credit facility to modify the Leverage Ratio to provide for terms similar to those of the revolving bank credit facility, as was amended in October 2014, and to add Sprint Corporation as guarantor under each of the respective agreements. As part of the amendment to the EDC agreement, we increased our borrowing capacity by an additional $300 million. As of March 31, 2015, the EDC agreement was fully drawn. Under the terms of both the EDC agreement and the EKN secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn.
Finnvera secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by Finnvera plc (Finnvera), the Finnish export credit agency, with the ability to borrow up to $800 million, to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility is divided into three consecutive tranches of varying size, with borrowings available through October 2017, contingent upon the amount of equipment-related purchases made by Sprint. Interest and fully-amortizing principal payments are due semi-annually by tranche beginning in March 2015 until June 2021. As of March 31, 2015, we had drawn $72 million on the facility. We made principal repayments totaling $28 million during the year ended March 31, 2015 and the balance outstanding at March 31, 2015 was $44 million. In April 2015, we drew an additional $154 million on this credit facility.
K-sure secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by K-sure, the Korean export credit agency, with the ability to borrow up to $750 million, to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility is divided into three consecutive tranches of varying size, and draws became available in January 2015 and will be available until May 2018 or until fully drawn, contingent upon the amount of equipment-related purchases by Sprint. Interest and fully-amortizing principal payments are due semi-annually by tranche beginning in June 2015 until December 2022. As of March 31, 2015, we had drawn $58 million on the facility. In April 2015, we drew an additional $102 million on this credit facility.
Delcredere | Ducroire secured equipment credit facility
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by Delcredere | Ducroire (D/D), the Belgian export credit agency, with the ability to borrow up to $250 million, to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The facility became available to draw in early 2015 and will be available until December 2016. Interest and fully-amortizing principal payments are due semi-annually beginning in June 2015 until December 2021. As of March 31, 2015, we had not drawn on the facility.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are secured by liens on the respective equipment purchased pursuant to each of the facilities. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. The covenants under each of our secured equipment credit facilities are similar to one another and to the covenants of our revolving bank credit facility and EDC agreement.
As of March 31, 2015, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and all other equipment credit facilities was 5.5 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
The following graph depicts our future fiscal year principal maturities of debt as of March 31, 2015:
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $470 million in letters of credit outstanding under the unsecured revolving bank credit facility, and (iii) all capital leases and other financing obligations.
Liquidity and Capital Resources
As of March 31, 2015, our liquidity, including cash, cash equivalents, short-term investments and available borrowing capacity under our revolving bank credit facility and availability under the Receivables Facility was $7.5 billion. Our cash, cash equivalents and short-term investments totaled $4.2 billion as of March 31, 2015 compared to $6.2 billion as of March 31, 2014. As of March 31, 2015, approximately $470 million in letters of credit were outstanding under our $3.3 billion revolving bank credit facility. During the year ended March 31, 2015, the amount of the letter of credit required pursuant to the Report and Order was reduced in total by $444 million from $850 million to $406 million. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had approximately

$2.8 billion of borrowing capacity available under the revolving bank credit facility as of March 31, 2015. As of March 31, 2015, there is approximately $460 million of available funding under the Receivables Facility. In addition, after including draws made in April 2015, we had available borrowing capacity of up to $574 million under our Finnvera secured equipment credit facility and an aggregate $840 million under our K-sure and D/D secured equipment credit facilities. However, utilization of these new facilities depends on the amount and timing of network-related equipment purchases from the applicable suppliers as well as the timing of fund availability per tranche.
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
In determining our expectation of future funding needs in the next twelve months and beyond, we have made several assumptions regarding:

•	projected revenues and expenses relating to our operations;

•	cash needs related to our installment billing and leasing programs;

•	current availability of up to $1.4 billion in funding under the amended Receivables Facility, which terminates in March 2017 unless extended;

•	continued availability of a revolving bank credit facility, which expires in February 2018, in the amount of $3.3 billion, less any letters of credit;

•
availability up to $1.4 billion of the new secured equipment credit facilities, all of which is available through 2018 for eligible capital expenditures, and any corresponding principal, interest and fee payments;

•	the use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including the capacity and upgrading of our networks and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices from our indirect dealers;

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, including approximately $12.5 billion coming due over the next five fiscal years plus interest due on all outstanding debt; and

•	other future contractual obligations and general corporate expenditures.
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
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B1	B2	Ba2	Ba1	Negative
Standard and Poor's	B+	B+	BB	BB	Negative
Fitch	B+	B+	BB	BB	Stable

We expect to execute on a number of initiatives to increase our subscriber base, including continuing to improve the quality of our network. However, if those initiatives are not successful in attracting valuable subscribers, such as postpaid handset (versus tablet) subscribers, in particular, depending on the severity of any difference in actual results versus what we currently anticipate, it may make it difficult for us to generate sufficient EBITDA to remain in compliance with our covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness. If such unforeseen events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, although there is no assurance we would be successful in any of these actions.
A default under certain of our borrowings could trigger defaults under certain of our our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures and other agreements also require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, related supplemental indentures and other agreements.

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our current estimates as to the amounts and timing of contractual payments as of March 31, 2015. Future events, including additional issuances of our debt securities and refinancing of those debt securities, could cause actual payments to differ significantly from these amounts. See "Item 1A. Risk Factors."

Future Contractual Obligations	Total	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020 and thereafter
	(in millions)
Notes, credit facilities and debentures(1)	$50,410	$3,664	$5,974	$3,400	$5,026	$4,714	$27,632
Capital leases and financing obligation(2)	486	116	87	73	58	56	96
Operating leases(3)	15,381	2,122	2,078	2,015	1,964	1,857	5,345
Spectrum leases and service credits(4)	6,725	194	204	212	214	218	5,683
Purchase orders and other commitments(5)	15,004	8,861	2,614	1,147	914	460	1,008
Total	$88,006	$14,957	$10,957	$6,847	$8,176	$7,305	$39,764
________________

(1)	Includes outstanding principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates in the case of any variable rate debt.

(2)	Represents capital lease payments including interest and financing obligation related to the sale and subsequent leaseback of multiple tower sites.

(3)	Includes future lease payments related to cell and switch sites, real estate, network equipment and office space.

(4)
Includes future spectrum lease payments as well as service credits related to commitments to provide services to certain lessors and reimburse lessors for certain capital equipment and third-party service expenditures, over the term of the lease.

(5)
Includes service, spectrum, network equipment, devices, asset retirement obligations and other executory contracts, including our contract with Apple. Excludes blanket purchase orders in the amount of $27 million. See below for further discussion.

"Purchase orders and other commitments" include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $27 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $163 million as of March 31, 2015. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.
The table above does not include the $500 million of funding received in March 2015 from the sale of receivables under our Receivables Facility, of which payments were subsequently remitted in April 2015 to reduce the funded amount to $0. In addition, the table above does not include remaining costs to be paid in connection with the fulfillment of our obligations under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. From the inception of the program through March 31, 2015, we have incurred approximately $3.4 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.6 and $3.7 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

OFF-BALANCE SHEET FINANCING
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into the Receivables Facility, a two-year committed facility, to sell certain accounts receivable (Receivables) on a revolving basis, subject to a maximum funding limit of $1.3 billion. Sales of eligible Receivables, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The Receivables primarily consisted of installment receivables and wireless service charges due from subscribers. On March 31, 2015, of the $3.5 billion of Receivables contributed approximately $1.8 billion were sold in exchange for $500 million in cash and a $1.3 billion receivable. The receivable due to Sprint is classified as a trading security and is recorded at its estimated fair value of $1.2 billion in "Prepaid expenses and other current assets" on the consolidated balance sheet. As of March 31, 2015, there was approximately $460 million of available funding under the Receivables Facility. In April 2015, Sprint elected to remit payments received to reduce the funded amount to zero. In addition, on April 24, 2015, the Receivables Facility was amended to include up to $2.0 billion of additional funding as a result of including installment receivables in the definition of eligible receivables under the Receivable Facility, which had the effect of increasing the maximum funding limit to $3.3 billion and extending the expiration date to March 31, 2017. As of April 30, 2015, the available funding under the amended Receivables Facility was $1.4 billion.
Sprint's other off-balance sheet arrangements consist of the guarantee liabilities that arise from the option provided to our subscribers to purchase, on a monthly basis, access to unlimited data coupled with an annual trade-in right, as discussed under Guarantee Liabilities in the Critical Accounting Policies and Estimates below.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Sprint's more critical accounting policies include allowance for doubtful accounts, estimated economic lives and residual values of property, plant and equipment, valuation and recoverability of long-lived assets, evaluation of goodwill and indefinite-lived assets for impairment and valuation of guarantee liabilities. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the financial statements based on its latest assessment of the current and projected business and general economic environment. Sprint's significant accounting policies and estimates are summarized in the Notes to the Consolidated Financial Statements.
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
Depreciation
Our property, plant and equipment balance represents a significant component of our consolidated assets. We record property, plant and equipment at cost and depreciate it generally on a straight-line basis over the estimated useful life of the assets. We expect that a one-year increase in estimated useful lives of our property, plant and equipment, exclusive of leased devices, would have resulted in a decrease to our fiscal year 2014 depreciation expense of $700 million and that a one-year decrease would have resulted in an increase of approximately $1.1 billion in our fiscal year 2014 depreciation expense.

Leased Devices
Our accounting for device leases involves specific determinations under applicable lease accounting standards. These determinations affect the timing of revenue recognition and the timing and classification of the related cost of the device. If a lease is classified as an operating lease, revenue is recognized ratably over the lease term and the leased asset is included in property, plant and equipment and depreciated over the term of the lease. If the lease is classified as a sales-type lease, equipment revenue is recognized at the inception of the lease with a corresponding charge to cost of product. If the lease is classified as s direct-financing lease, there is no related revenue of cost of products recorded and the net investment in a leased asset is reported. The critical elements that we consider in determining the classification of our leased devices are the economic life and the fair value of the device, including the residual value. For the purposes of assessing the economic life of a device, we consider both internal and external datasets including, but not limited to, the length of time subscribers use our handsets, sales trends post launch, and transactions in the secondary market as there is currently a significant after-market for used telecommunication devices.
As of March 31, 2015, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint will purchase the device to be leased from the retailer at lease inception. The devices are then depreciated to their estimated residual value. Residual values associated with devices under operating leases represent the recorded estimated fair value at the end of the lease term. We review residual values regularly and, when appropriate, adjust them based on, among other things, estimates of expected market conditions at the end of the lease, including the impacts of future product launches. Adjustments to residual values of leased devices are recognized as a revision in depreciation estimates. We estimate that a 10% increase or decrease in the estimated residual values of devices currently under operating leases at March 31, 2015 would not have a material effect on depreciation expense over the next twelve months.
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
During the quarter ended December 31, 2014, we tested the recoverability of the Wireline long-lived assets due to continued declines in our Wireline segment earnings and our forecast that projected continued losses in future periods. As a result of the test, we recorded an impairment loss of $233 million, which is included in “Impairments” in our consolidated statements of operations, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value of $918 million as of our testing date. The fair value of the Wireline long-lived assets was estimated using a market approach, which included significant unobservable inputs including liquidation curves, useful life assumptions, and scrap values. As the assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy.
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

Since the SoftBank Merger Date, actual results and expectations of net postpaid handset subscriber additions have been lower than the forecasts used to allocate the purchase price to the assets acquired and liabilities assumed. During the quarter ended December 31, 2014, the stock price and our related market capitalization decreased significantly and our credit rating was downgraded by one of the ratings service providers. We also updated our long-term forecasted cash flows for the Company and the Wireless reporting unit during the fourth quarter. This update considered current economic conditions and trends, estimated future operating results, our views of growth rates, anticipated future economic and regulatory conditions, future cost savings initiatives and the availability of the necessary network infrastructure, handsets and other devices. Based on these events and changes in circumstances, we determined that recoverability of the carrying amount of goodwill and the Sprint trade name should be evaluated for impairment during the quarter ended December 31, 2014.
The impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized equal to that excess. We estimated the fair value of the Sprint trade name assigned to the Wireless segment using the relief-from-royalty method, which uses several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. The significant unobservable inputs included projected revenues, a royalty rate, a growth rate of 1.5% in the terminal year and a discount rate of 16%. As of our testing date, carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the quarter ended December 31, 2014 we recorded an impairment loss of $1.9 billion, which is included in "Impairments" in our consolidated statements of operations. Changes in certain assumptions can have a significant effect on the estimated fair value, specifically the royalty rate and the discount rate. A 50 basis point decrease to the royalty rate would have resulted in an additional impairment of approximately $600 million and an increase in the discount rate of 50 basis points would have resulted in an additional impairment of approximately $100 million.
The analysis of potential impairment of goodwill requires a two-step approach. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We estimated the fair value of the Wireless reporting unit using both discounted cash flow and market based valuation models. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, a discount rate of 8%, a terminal growth rate of 1.5%, a control premium, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, expenses, EBITDA margins, and capital expenditures, among others. We compared the estimated fair value as of our testing date to the carrying amount of the Wireless reporting unit and concluded that the second step of a goodwill impairment test was not required because the estimated fair value exceeded the carrying amount. Changes in certain assumptions could have a significant impact to the estimated fair value of the Wireless reporting unit. For instance, a 20 basis point increase to the discount rate would have resulted in a fair value for the Wireless reporting unit below its carrying value, which would have resulted in the Company performing the second step of the goodwill impairment test, which could have resulted in a goodwill impairment during the quarter ended December 31, 2014.
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
Guarantee Liabilities
Under certain of our wireless service plans, we offer an option to our subscribers to purchase, on a monthly basis, an annual trade-in right (the option). At the trade-in date, a subscriber, who has elected to purchase a device in an installment billing arrangement, will receive a credit in the amount of the outstanding balance of the installment contract provided the subscriber trades-in an eligible used device in good working condition and purchases a new device from Sprint. Additionally, the subscriber must have purchased the option for the twelve consecutive months preceding the trade-in. When a subscriber elects the option, the total estimated arrangement proceeds associated with the subscriber are reduced by the estimated fair value of the fixed-price trade-in credit (guarantee liability) and the remaining proceeds are allocated amongst the other deliverables in the arrangement. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used device at trade-in, subscribers’ estimated remaining balance of the remaining installment payments, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned device is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers, who elected the option, were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $248 million at March 31, 2015. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in. The total guarantee liabilities associated with the option, which are recorded in "Accrued expenses and other current liabilities" in the consolidated balance sheets, were immaterial.

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
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. As currently written, the standard and related amendments will be effective for the Company for its annual reporting period beginning April 1, 2017, including interim periods within that reporting period, and early application is not permitted. In April 2015, the FASB issued a proposal to defer the effective date of the new literature by one year but allow companies to early adopt according to the original effective date. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
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
In February 2015, the FASB issued authoritative guidance regarding Consolidation, which provides guidance to management when evaluating whether they should consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities will be subject to reevaluation under the revised consolidation model. The standard will be effective for the Company’s annual reporting period beginning April 1, 2016, including interim periods within that reporting period, although early adoption is permitted. The Company is currently evaluating the newly issued guidance and assessing the impact it will have on our consolidated financial statements.
In April 2015, the FASB issued authoritative guidance regarding Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 31, 2015, with early adoption permitted. The standard will be effective for the Company’s fiscal year beginning April 1, 2016. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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
Derivative instruments are primarily used for hedging and risk management purposes. Hedging activities may be done for various purposes, including, but not limited to, mitigating the risks associated with an asset, liability, committed transaction or probable forecasted transaction. We seek to minimize counterparty credit risk through credit approval and review processes, credit support agreements, continual review and monitoring of all counterparties, and thorough legal review of contracts. Exposure to market risk is controlled by regularly monitoring changes in hedge positions under normal and stress conditions to ensure they do not exceed established limits.

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
These statements reflect management's judgments based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, subscriber and network usage, subscriber growth and retention, technologies, products and services, pricing, operating costs, the timing of various events, and the economic and regulatory environment.
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	the effective implementation of our plans to improve the quality of our network, including timing, execution, technologies, costs, and performance of our network;

•	potential increases in subscriber churn, bad debt expense, increased costs and write-offs related to any of our service plans, including installment billing and leasing programs;

•
the ability to generate sufficient cash flow to fully implement our plans to improve and enhance the quality of our network and service plans, improve our operating margins, implement our business strategies, and provide competitive new technologies;

•
the effects of vigorous competition on a highly penetrated market, including the impact of competition on the prices we are able to charge subscribers for services and devices we provide and on the geographic areas served by our network;

•
the impact of equipment net subsidy costs and leasing handsets; the impact of increased purchase commitments; the overall demand for our service plans, including the impact of decisions of new or existing subscribers between our service offerings; and the impact of new, emerging, and competing technologies on our business;

•	our ability to provide the desired mix of integrated services to our subscribers;

•	our ability to continue to access our spectrum and acquire additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	our ability to obtain additional financing, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, current economic conditions, and our ability to access capital, including debt or equity;

•
the impact of various parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide products, including distribution, or infrastructure equipment for our network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•
the effects of any future merger or acquisition involving us, as well as the effect of mergers, acquisitions, and consolidations, and new entrants in the communications industry, and unexpected announcements or developments from others in our industry;

•	our ability to comply with restrictions imposed by the U.S. Government as a condition to our merger with SoftBank;

•	the effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	unexpected results of litigation filed against us or our suppliers or vendors;

•
the costs or potential customer impact of compliance with regulatory mandates including, but not limited to, compliance with the FCC's Report and Order to reconfigure the 800 MHz band and government regulation regarding "net neutrality";

•	equipment failure, natural disasters, terrorist acts, or breaches of network or information technology security;

•
one or more of the markets in which we compete being impacted by changes in political, economic, or other factors such as monetary policy, legal and regulatory changes, or other external factors over which we have no control;

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
Approximately 95% of our debt as of March 31, 2015 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have had an annual pre-tax impact of $13 million on our consolidated statements of operations and cash flows for the Successor year ended March 31, 2015. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates is estimated to result in a $1.2 billion increase in the fair market value of our debt to $35.1 billion.
Foreign Currency Risk
We may enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency receivables from international settlements was approximately $1 million and the net foreign currency payables from international operations was less than $1 million as of March 31, 2015. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

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
In connection with the preparation of this annual report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2015 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2015. This assessment was based on the criteria set forth by Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations. Management believes that, as of March 31, 2015, our internal control over financial reporting was effective.
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
After the SoftBank Merger, SoftBank acquired control of Sprint. During the fiscal year ended March 31, 2015, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the fiscal year ended March 31, 2015, SoftBank had no gross revenues and no net profit was generated. This subsidiary also provided telecommunications services to a single account at the Embassy of Iran in Japan. During the fiscal year ended March 31, 2015, SoftBank estimates that gross revenues and net profit generated by such services were under $4,000 and $1,000 respectively. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activity. With respect to the single account at the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such account.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions “Proposal 1. - Election of Directors” “Board Operations—Board Committees” in our proxy statement relating to our 2015 annual meeting of stockholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this annual report under "Executive Officers of the Registrant." The information required by this item regarding our executive officers is incorporated by reference to Part I of this annual report under the caption titled "Executive Officers of the Registrant." The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption “Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement relating to our 2015 annual meeting of stockholders, which will be filed with the SEC.
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
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Director Compensation,” “Executive Compensation,” and “Board Operations—Compensation Committee Interlocks and Insider Participation” in our proxy statement relating to our 2015 annual meeting of stockholders, which will be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions “Security Ownership—Security Ownership of Certain Beneficial Owners” and “Security Ownership—Security Ownership of Directors and Executive Officers” in our proxy statement relating to our 2015 annual meeting of stockholders, which will be filed with the SEC.
Compensation Plan Information
Currently we sponsor two active equity incentive plans, the 2007 Omnibus Incentive Plan (2007 Plan) and our Employee Stock Purchase Plan (ESPP). We also sponsor the 1997 Long-Term Incentive Program (1997 Program) and the Nextel Incentive Equity Plan (Nextel Plan). All outstanding options under the Management Incentive Stock Option Plan (MISOP) expired in 2012. Under the 2007 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. Our board of directors, or one or more committees, will determine the terms of each award. No new grants can be made under the 1997 Program, the Nextel Plan or the MISOP.

The following table provides information about the shares of common stock that may be issued upon exercise of awards as of March 31, 2015.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders of common stock	59,874,722	(1)(2)	$5.34	(3)	171,929,813	(4)(5)(6)
Equity compensation plans not approved by stockholders of common stock	3,979	(7)	$18.66		—
Total	59,878,701				171,929,813
 _______________

(1)
Includes 38,775,540 shares covered by options and 19,225,044 restricted stock units under the 2007 Plan, and 1,082,308 shares covered by options and 41,336 restricted stock units outstanding under the 1997 Program. Also includes purchase rights to acquire 750,494 shares of common stock accrued at March 31, 2015 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 95% of the market value on the last business day of the offering period.

(2)	Included in the total of 59,874,722 shares are 19,225,044 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program or the 2007 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 750,494 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $4.47 for each share.

(4)	Of these shares, 95,847,404 shares of common stock were available under the 2007 Plan. Through March 31, 2015, 151,939,999 cumulative shares came from the 1997 Program, the Nextel Plan and the MISOP.

(5)	Includes 76,082,409 shares of common stock available for issuance under the ESPP after issuance of the 750,494 shares purchased in the quarter ended March 31, 2015 offering. See note 1 above.

(6)	No new awards may be granted under the 1997 Program, the Nextel Plan, or the MISOP.

(7)	Consists of 3,979 options outstanding under the Nextel Plan. There are no deferred shares outstanding under the Nextel Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions “Certain Relationships and Other Transactions” and “Board Operations—Independence of Directors” in our proxy statement relating to our 2015 annual meeting of stockholders, which will be filed with the SEC.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption “Principal Accounting Fees and Services” in our proxy statement relating to our 2015 annual meeting of stockholders, which will be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

1.	The consolidated financial statements of Sprint Corporation filed as part of this annual report are listed in the Index to Consolidated Financial Statements.

2.	The consolidated financial statements of Clearwire Corporation through the date of acquisition filed as part of this annual report are listed in the Index to Consolidated Financial Statements.

3.	The exhibits filed as part of this annual report are listed in the Exhibit Index

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By	/s/ MARCELO CLAURE
Marcelo Claure Chief Executive Officer and President
Date: May 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of May, 2015.

/s/ MARCELO CLAURE
Marcelo Claure Chief Executive Officer and President (Principal Executive Officer)

/s/ JOSEPH J. EUTENEUER
Joseph J. Euteneuer Chief Financial Officer (Principal Financial Officer)

/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)

SIGNATURES
SPRINT CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of May, 2015.

/s/ MASAYOSHI SON	/s/ MARCELO CLAURE
Masayoshi Son, Chairman	Marcelo Claure, Director

/s/ RONALD D. FISHER	/s/ FRANK IANNA
Ronald D. Fisher, Vice Chairman	Frank Ianna, Director

/s/ NIKESH ARORA	/s/ MICHAEL G. MULLEN
Nikesh Arora, Director	Michael G. Mullen, Director

/s/ ROBERT R. BENNETT	/s/ SARA MARTINEZ TUCKER
Robert R. Bennett, Director	Sara Martinez Tucker, Director

/S/ GORDON M. BETHUNE
Gordon M. Bethune, Director

Exhibit Index [exhibit no. references to be updated]

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.2	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.3	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.4**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	6/11/2013

2.5**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

2.6**
First Amendment to Agreement and Plan of Merger, dated as of April 18, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation (Filed as Annex-2 to Clearwire Corporation's Proxy Statement)
		DEFM14A	001-34196		4/23/2013

2.7**	Second Amendment to Agreement and Plan of Merger, dated as of May 21, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	5/22/2013

2.8**	Third Amendment to Agreement and Plan of Merger, dated June 20, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	6/21/2013

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q	001-04721	4(b)	11/2/1998

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.2
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K	001-04721	4(b)	2/3/1999

4.3	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	99	10/29/2001

4.4	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.5	9/11/2013

4.5	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.6	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.7	Second Supplemental Indenture, dated as of November 9, 2011, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.8	Third Supplemental Indenture, dated as of March 1, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.9	Fourth Supplemental Indenture, dated as of March 1, 2012, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.10	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

4.11	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

4.12	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

4.13	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.14	Ninth Supplemental Indenture, dated as of June 26, 2014, by and between Bright PCS Holdings, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., iPCS Equipment, Inc., iPCS Wireless, Inc., Pinsight Media+, Inc., OneLouder Apps, Inc., iPCS, Inc., Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04721	4.1	8/8/2014

4.15	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.16	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

4.17	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.18	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	12/12/2013

4.19	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	4/24/2015

(10) Material Contracts

10.1	Bond Purchase Agreement, dated as of October 15, 2012, by and between Sprint Nextel Corporation and Sprint Corporation (then known as “Starburst II, Inc.”)	8-K	001-04721	10.1	10/15/2012

10.2	First Amendment to Bond Purchase Agreement, dated as of October 15, 2012, entered into as of June 10, 2013, by and between Sprint Nextel Corporation and Sprint Corporation (then known as “Starburst II, Inc.”)	8-K	001-04721	10.1	6/11/2013

10.3	Credit Agreement, dated as of February 28, 2013, by and among Sprint Nextel Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein	8-K	001-04721	10.1	3/5/2013

10.4	Incremental Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of February 28, 2013, among Sprint Nextel Corporation, the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-04721	10.4	5/6/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.5	Incremental Amendment No. 2, dated as of February 10, 2014, to the Credit Agreement, dated as of February 28, 2013, among Sprint Communications, Inc. (f/k/a Sprint Nextel Corporation), the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-K	001-04721	10.8	2/24/2014

10.6	Waiver to Credit Agreement, dated as of September 9, 2013, by and among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and the lenders party thereto	8-K	001-04721	10.3	9/11/2013

10.7	Amendment, dated as of October 30, 2014, to the Credit Agreement, dated as of February 28, 2013, by and among Sprint Communications, Inc. (f/k/a Sprint Nextel Corporation), the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-04721	10.1	11/4/2014

10.8	Amended and Restated Receivables Purchase Agreement, dated as of April 24, 2015, among Sprint Spectrum L.P., individually and as Servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers, and Purchaser Agents from time to time party thereto, Mizuho Bank Ltd. as Administrative Agent and Collateral Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent	8-K	001-04721	10.1	4/27/2015

10.9	Amended and Restated Receivables Sale Agreement, dated as of April 24, 2015, between Sprint Spectrum L.P., as an Originator and as Servicer, the other Originators from time to time party thereto and the Buyers from time to time party thereto	8-K	001-04721	10.2	4/27/2015

10.10	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

10.11	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.12	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.13	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

(10) Executive Compensation Plans and Arrangements

10.14	Form of Nonqualified Stock Option Agreement (Non-Affiliate Director Form) under the Nextel Amended and Restated Incentive Equity Plan	10-Q	000-19656	10.4	11/8/2004

10.15	Summary of 2012 Short-Term Incentive Plan and 2012 Long-Term Incentive Plan	8-K	001-04721		2/28/2012

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.16	Summary of 2013 Long Term Incentive Plan	8-K	001-04721		7/30/2013

10.17	Amended Summary of 2013 Long Term Incentive Plan	8-K/A	001-04721		9/20/2013

10.18	Summary of 2013 Short-Term Incentive Compensation Plan	8-K	001-04721		3/5/2013

10.19	Amended Summary of 2013 Short-Term Incentive Compensation Plan	8-K/A	001-04721		7/30/2013

10.20	Summary of 2014 Short-Term Incentive Compensation Plan	8-K	001-04721		2/24/2014

10.21	Amended Summary of 2014 Short-Term Incentive Compensation Plan	8-K/A	001-04721		10/9/2014

10.22	Summary of 2014 Long-Term Incentive Plan	8-K	001-04721		10/9/2014

10.23	Form of Award Agreement (awarding stock options) under the 2012 Long-Term Incentive Plan for executives officers with Nextel employment agreements	10-K	001-04721	10.34	2/28/2013

10.24	Form of Award Agreement (awarding stock options) under the 2012 Long-Term Incentive Plan for all other executive officers other than those with Nextel employment agreements	10-K	001-04721	10.32	2/28/2013

10.25	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.20	11/6/2013

10.26	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Robert L. Johnson	10-Q	001-04721	10.21	11/6/2013

10.27	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.22	11/6/2013

10.28	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.24	11/6/2013

10.29	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Messrs. Robert L. Johnson and Joseph J. Euteneuer	10-Q	001-04721	10.23	11/6/2013

10.30	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.4	8/8/2014

10.31	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.5	8/8/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.32	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to executive officers other than Messrs. Euteneuer and Johnson and Section 16 officers	10-Q	001-04721	10.6	8/8/2014

10.33	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Section 16 officers other than Messrs. Euteneuer and Johnson	10-Q	001-04721	10.7	8/8/2014

10.34	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.8	8/8/2014

10.35	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to all executive officers other than Robert L. Johnson	10-Q	001-04721	10.9	8/8/2014

10.36	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.10	8/8/2014

10.37	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements	10-Q	001-04721	10.11	8/8/2014

10.38	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson	10-Q	001-04721	10.12	8/8/2014

10.39	Form of Stock Option Agreement under the Stock Option Exchange Program (for certain Nextel Communication Inc. employees)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.40	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees other than those with Nextel employment agreements)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.41	Employment Agreement, effective August 11, 2014, by and between Sprint Corporation and Raul Marcelo Claure	8-K	001-04721	10.1	8/6/2014

10.42	First Amendment to Employment Agreement, entered into on November 10, 2014, by and between Sprint Corporation and Raul Marcelo Claure	8-K	001-04721	10.1	11/12/2014

10.43	Letter Agreement, dated May 4, 2012, by and between Sprint Nextel Corporation and Daniel R. Hesse	8-K	001-04721	10.1	5/4/2012

10.44	First Amendment to Amended and Restated Employment Agreement, dated November 16, 2012, by and between Sprint Nextel Corporation and Daniel R. Hesse	8-K	001-04721	10.4	11/20/2012

10.45	Employment Agreement, dated September 18, 2013, by and between Daniel R. Hesse and Sprint Corporation	8-K	001-04721	10.1	9/20/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.46	Daniel R. Hesse - Stock Option Retention Award Agreement	10-Q	001-04721	10.12	11/6/2013

10.47	Daniel R. Hesse - Restricted Stock Unit Retention Award Agreement	10-Q	001-04721	10.13	11/6/2013

10.48	Employment Agreement, executed December 20, 2010, effective April 4, 2011, by and between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.49	First Amendment to Employment Agreement, dated November 20, 2012, by and between Sprint Nextel Corporation and Joseph J. Euteneuer	8-K	001-04721	10.3	11/20/2012

10.50	Second Amendment to Employment Agreement, dated November 11, 2013, by and between Joseph J. Euteneuer and Sprint Communications, Inc.	8-K	001-04721	10.1	11/12/2013

10.51	Third Amendment to Employment Agreement, dated November 14, 2014, between Sprint Communications, Inc. and Joseph J. Euteneuer	10-Q	001-04721	10.4	2/5/2015

10.52	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	2/27/2009

10.53	Compensatory Agreement, dated June 11, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	8/6/2008

10.54	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program	10-Q	001-04721	10.1	8/5/2010

10.55	Letter Agreement, dated November 12, 2014, between Sprint Corporation and Robert L. Johnson	10-Q	001-04721	10.5	2/5/2015

10.56	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	2/27/2009

10.57	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Charles R. Wunsch	10-K	001-04721	10.43.2	2/28/2013

10.58	Employment Agreement, effective October 3, 2012, by and between Sprint Nextel Corporation and Stephen Bye	10-KT	001-04721	10.72	5/23/2014

10.59	First Amendment to Employment Agreement, dated December 20, 2012 by and between Sprint Nextel Corporation and Stephen Bye	10-KT	001-04721	10.73	5/23/2014

10.60	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.61	Brandon Dow Draper Sign-On Award of Restricted Stock Units	10-Q	001-04721	10.26	11/6/2013

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.62	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper	10-KT	001-04721	10.78	5/23/2014

10.63	Employment Agreement, effective October 2, 2012, by and between Sprint Nextel Corporation and Jeffrey D. Hallock	10-K	001-04721	10.78	2/24/2014

10.64	First Amendment to Employment Agreement, dated January 8, 2013, by and between Sprint Nextel Corporation and Jeffrey D. Hallock	10-K	001-04721	10.79	2/24/2014

10.65	Letter Agreement, dated November 11, 2014, between Sprint Corporation and Jeff Hallock	10-Q	001-04721	10.7	2/5/2015

10.66	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	8/8/2014

10.67	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

10.68	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Sprint Nextel Corporation and Jaime A. Jones					*

10.69	First Amendment to Amended and Restated Employment Agreement, effective December 13, 2012, by and between Sprint Nextel Corporation and Jaime A. Jones					*

10.70	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.71	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.72	Employment Agreement, dated September 27, 2012 and effective as of January 2, 2013, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.1	2/28/2013

10.73	First Amendment to Employment Agreement, dated December 10, 2012, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.2	2/28/2013

10.74	Second Amendment to Employment Agreement, dated November 12, 2014, between Sprint Communications, Inc. and Michael Schwartz	10-Q	001-04721	10.6	2/5/2015

10.75	Letter Agreement, dated October 31, 2014, between Sprint Corporation and Junichi Miyakawa					*

10.76	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.77	Sprint Corporation Change in Control Severance Plan	10-Q	001-04721	10.3	8/8/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.78	Sprint Supplemental Executive Retirement Plan, as amended and restated effective November 14, 2013	10-KT	001-04721	10.87	5/23/2014

10.79	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014	10-Q	001-04721	10.2	11/6/2014

10.80	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.81	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.82	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

10.83	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.84	Form of Election to Defer Delivery of Shares subject to RSUs (Outside Directors)	10-K	001-04721	10.51	2/27/2012

10.85	Form of Indemnification Agreement between Sprint Nextel and its Directors and Officers	10-K	001-04721	10.55	3/1/2007

10.86	Nextel Communications, Inc. Amended and Restated Incentive Equity Plan as of January 1, 2008	10-K	001-04721	10.56	2/27/2012

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

(23) Consents of Experts and Counsel

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

23.3	Consent of Deloitte & Touche LLP, Independent Auditors					*

23.4	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.

SPRINT CORPORATION
Index to Consolidated Financial Statements

Page Reference
Sprint Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Successor Consolidated Balance Sheets as of March 31, 2015 and 2014	F-4

Successor Consolidated Statements of Operations for the year ended March 31, 2015, three months ended March 31, 2014 and 2013 (unaudited), year ended December 31, 2013, and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Operations for the 191 days ended July 10, 2013, three months ended March 31, 2013 (unaudited) and year ended December 31, 2012
F-5

Successor Consolidated Statements of Comprehensive Loss for the year ended March 31, 2015, three months ended March 31, 2014 and 2013 (unaudited), year ended December 31, 2013, and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Comprehensive Loss for the 191 days ended July 10, 2013, three months ended March 31, 2013 (unaudited) and year ended December 31, 2012
F-6

Successor Consolidated Statements of Cash Flows for the year ended March 31, 2015, three months ended March 31, 2014 and 2013 (unaudited), year ended December 31, 2013, and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Cash Flows for the 191 days ended July 10, 2013, three months ended March 31, 2013 (unaudited), and year ended December 31, 2012
F-7

Successor Consolidated Statements of Stockholders' Equity for the year ended March 31, 2015, three months ended March 31, 2014, year ended December 31, 2013 and 87 days ended December 31, 2012 and Predecessor Consolidated Statements of Stockholders' Equity for the 191 days ended July 10, 2013 and year ended December 31, 2012
F-9

Notes to the Consolidated Financial Statements	F-10

Clearwire Consolidated Financial Statements

Independent Auditor's Report	F-68

Report of Independent Registered Public Accounting Firm	F-69

Consolidated Balance Sheets as of July 9, 2013 and December 31, 2012	F-70

Consolidated Statements of Operations for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-71

Consolidated Statements of Comprehensive Loss for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-72

Consolidated Statements of Cash Flows for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-73

Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011	F-74

Notes to the Consolidated Financial Statements	F-75

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Sprint Corporation
Overland Park, Kansas
We have audited the accompanying Successor consolidated balance sheets of Sprint Corporation and subsidiaries (the "Company") as of March 31, 2015 and 2014, and the related Successor consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for the year ended March 31, 2015, the three-month period ended March 31, 2014, the year ended December 31, 2013, and the period from October 5, 2012 (date of incorporation) through December 31, 2012. We also have audited the Company's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Corporation and subsidiaries as of March 31, 2015 and 2014, and the related results of their operations and their cash flows for the year ended March 31, 2015, the three-month period ended March 31, 2014, the year ended December 31, 2013, and the period from October 5, 2012 (date of incorporation) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
May 26, 2015

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sprint Corporation:
We have audited the accompanying consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity of Sprint Communications, Inc. (formerly Sprint Nextel Corporation) and subsidiaries (the Predecessor Company) for the 191 day period ended July 10, 2013, and the year ended December 31, 2012. These consolidated financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Clearwire Corporation and its consolidated subsidiary Clearwire Communications, LLC (collectively, "Clearwire") for the year ended December 31, 2012. The Predecessor Company’s equity in losses of Clearwire included $1.1 billion for the year ended December 31, 2012. The financial statements of Clearwire for the year ended December 31, 2012 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to those amounts included for Clearwire, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company's operations and their cash flows for the 191 day period ended July 10, 2013, and the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
Sprint Communications, Inc. adopted accounting guidance regarding the testing indefinite-lived intangible assets for impairment in 2012.

/s/ KPMG LLP
Kansas City, Missouri
October 21, 2013, except for
Note 17 as to which the date is
June 18, 2014

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,010	$4,970
Short-term investments	166	1,220
Accounts and notes receivable, net	2,290	3,607
Device and accessory inventory	1,359	982
Deferred tax assets	62	128
Prepaid expenses and other current assets	1,890	672
Total current assets	9,777	11,579
Property, plant and equipment, net	19,721	16,299
Intangible assets
Goodwill	6,575	6,383
FCC licenses and other	39,987	41,978
Definite-lived intangible assets, net	5,893	7,558
Other assets	1,077	892
Total assets	$83,030	$84,689
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,347	$3,163
Accrued expenses and other current liabilities	5,293	5,544
Current portion of long-term debt, financing and capital lease obligations	1,300	991
Total current liabilities	10,940	9,698
Long-term debt, financing and capital lease obligations	32,531	31,787
Deferred tax liabilities	13,898	14,207
Other liabilities	3,951	3,685
Total liabilities	61,320	59,377
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.967 billion and 3.941 billion issued at March 31, 2015 and 2014	40	39
Paid-in capital	27,468	27,354
Treasury shares, at cost	(7)	—
Accumulated deficit	(5,383)	(2,038)
Accumulated other comprehensive loss	(408)	(43)
Total stockholders' equity	21,710	25,312
Total liabilities and stockholders' equity	$83,030	$84,689
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor					Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012
	(in millions, except per share amounts)
Net operating revenues:
Service	$29,542	$7,876	$—	$15,094	$—	$16,895	$7,980	$32,097
Equipment	4,990	999	—	1,797	—	1,707	813	3,248
	34,532	8,875	—	16,891	—	18,602	8,793	35,345
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	9,660	2,622	—	5,174	—	5,673	2,640	10,936
Cost of products (exclusive of depreciation and amortization below)	9,309	2,038	—	4,603	—	4,872	2,293	9,905
Selling, general and administrative	9,563	2,371	14	4,841	33	5,067	2,336	9,765
Impairments	2,133	75	—	—	—	—	—	102
Severance and exit costs	304	52	—	309	—	652	25	196
Depreciation	3,797	868	—	2,026	—	3,098	1,422	6,240
Amortization	1,552	429	—	908	—	147	70	303
Other, net	109	—	—	—	—	(22)	(22)	(282)
	36,427	8,455	14	17,861	33	19,487	8,764	37,165
Operating (loss) income	(1,895)	420	(14)	(970)	(33)	(885)	29	(1,820)
Other (expense) income:
Interest expense	(2,051)	(516)	—	(918)	—	(1,135)	(432)	(1,428)
Equity in losses of unconsolidated investments, net	—	—	—	—	—	(482)	(202)	(1,114)
Gain on previously-held equity interests	—	—	—	—	—	2,926	—	—
Other income (expense), net	27	1	6	73	10	19	—	190
	(2,024)	(515)	6	(845)	10	1,328	(634)	(2,352)
(Loss) income before income taxes	(3,919)	(95)	(8)	(1,815)	(23)	443	(605)	(4,172)
Income tax benefit (expense)	574	(56)	(1)	(45)	(4)	(1,601)	(38)	(154)
Net loss	$(3,345)	$(151)	$(9)	$(1,860)	$(27)	$(1,158)	$(643)	$(4,326)

Basic and diluted net loss per common share	$(0.85)	$(0.04)		$(0.54)		$(0.38)	$(0.21)	$(1.44)
Basic and diluted weighted average common shares outstanding	3,953	3,949		3,475		3,027	3,013	3,002
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor					Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012
	(in millions, except per share amounts)
Net loss	$(3,345)	$(151)	$(9)	$(1,860)	$(27)	$(1,158)	$(643)	$(4,326)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(25)	1	—	3	—	(8)	(2)	(4)
Unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains on securities	(6)	1	—	6	—	(4)	1	5
Less: Reclassification adjustment for realized gains included in net loss	—	—	—	—	—	—	—	(3)
Net unrealized holding (losses) gains on securities	(6)	1	—	6	—	(4)	1	2
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial (loss) gain	(393)	(147)	—	93	—	—	—	(404)
Less: Amortization of actuarial loss, included in net loss	—	—	—	—	—	35	15	65
Less: Settlement event charge, included in net loss	59	—	—	—	—	—	—	—
Net unrecognized net periodic pension and other postretirement benefits	(334)	(147)	—	93	—	35	15	(339)
Other comprehensive (loss) income	(365)	(145)	—	102	—	23	14	(341)
Comprehensive loss	$(3,710)	$(296)	$(9)	$(1,758)	$(27)	$(1,135)	$(629)	$(4,667)
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor					Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012
	(in millions)
Cash flows from operating activities:
Net loss	$(3,345)	$(151)	$(9)	$(1,860)	$(27)	$(1,158)	$(643)	$(4,326)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairments	2,133	75	—	—	—	—	—	102
Depreciation and amortization	5,349	1,297	—	2,934	—	3,245	1,492	6,543
Provision for losses on accounts receivable	892	153	—	261	—	194	83	561
Share-based and long-term incentive compensation expense	86	35	—	98	—	37	17	82
Deferred income tax (benefit) expense	(609)	46	(1)	32	1	1,586	24	209
Equity in losses of unconsolidated investments, net	—	—	—	—	—	482	202	1,114
Gain on previously-held equity interests	—	—	—	—	—	(2,926)	—	—
Amortization and accretion of long-term debt premiums and discounts	(303)	(74)	—	(160)	—	9	14	4
Other changes in assets and liabilities:
Accounts and notes receivable	(644)	(232)	(11)	(558)	(6)	150	215	(892)
Inventories and other current assets	(1,573)	173	—	(391)	—	298	243	(486)
Accounts payable and other current liabilities	481	(490)	8	25	3	280	(734)	577
Non-current assets and liabilities, net	(199)	(350)	—	(386)	—	207	16	(119)
Other, net	182	40	11	(56)	29	267	11	(370)
Net cash provided by (used in) operating activities	2,450	522	(2)	(61)	—	2,671	940	2,999
Cash flows from investing activities:
Capital expenditures - network and other	(5,422)	(1,488)	—	(3,847)	—	(3,140)	(1,381)	(4,261)
Capital expenditures - leased devices	(582)	—	—	—	—	—	—	—
Expenditures relating to FCC licenses	(163)	(152)	—	(146)	—	(125)	(55)	(198)
Reimbursements relating to FCC licenses	95	—	—	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	(14,112)	—	(4,039)	—	—
Investment in Clearwire (including debt securities)	—	—	—	—	—	(308)	(80)	(228)
Investment and derivative in Sprint Communications, Inc.	—	—	—	—	(3,100)	—	—	—
Proceeds from sales and maturities of short-term investments	3,131	920	—	1,715	—	2,445	1,281	1,513
Purchases of short-term investments	(2,077)	(1,035)	—	(1,719)	—	(1,221)	(926)	(3,212)
Proceeds from sales of assets and FCC licenses	315	1	—	7	—	10	6	19
Other, net	(11)	(2)	—	(6)	—	(7)	(3)	(8)
Net cash used in investing activities	(4,714)	(1,756)	—	(18,108)	(3,100)	(6,385)	(1,158)	(6,375)

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Successor					Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012
	(in millions)
Cash flows from financing activities:
Proceeds from debt and financings	1,930	—	—	9,500	—	204	204	9,176
Repayments of debt, financing and capital lease obligations	(574)	(159)	—	(3,378)	—	(362)	(59)	(4,791)
Debt financing costs	(87)	(1)	—	(147)	—	(11)	(10)	(134)
Proceeds from issuance of common stock and warrants, net	35	—	—	18,567	3,105	60	7	29
Other, net	—	—	—	(14)	—	—	—	—
Net cash provided by (used in) financing activities	1,304	(160)	—	24,528	3,105	(109)	142	4,280
Net (decrease) increase in cash and cash equivalents	(960)	(1,394)	(2)	6,359	5	(3,823)	(76)	904
Cash and cash equivalents, beginning of period	4,970	6,364	5	5	—	6,351	6,351	5,447
Cash and cash equivalents, end of period	$4,010	$4,970	$3	$6,364	$5	$2,528	$6,275	$6,351

See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Predecessor
	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	2,996	$5,992	$46,716	—	$—	$(40,489)	$(792)	$11,427
Net loss						(4,326)		(4,326)
Other comprehensive loss, net of tax							(341)	(341)
Issuance of common shares, net	14	27	2					29
Share-based compensation expense			44					44
Beneficial conversion feature on convertible bond			254					254
Balance, December 31, 2012	3,010	$6,019	$47,016	—	$—	$(44,815)	$(1,133)	$7,087
Net loss						(1,158)		(1,158)
Other comprehensive income, net of tax							23	23
Issuance of common stock, net	16	33	27					60
Share-based compensation expense			18					18
Conversion of convertible debt	590	1,181	1,919					3,100
Balance, July 10, 2013	3,616	$7,233	$48,980	—	$—	$(45,973)	$(1,110)	$9,130

	Successor
Balance, October 5, 2012 (1)	—	$—	$—	—	$—	$—	$—	$—
Capital contribution by SoftBank			3,105					3,105
Expenses incurred by SoftBank for the benefit of Sprint			32					32
Net loss						(27)		(27)
Balance, December 31, 2012 (1)	—	$—	$3,137	—	$—	$(27)	$—	$3,110
Expenses incurred by SoftBank for the benefit of Sprint			97					97
Net loss						(1,860)		(1,860)
Other comprehensive income, net of tax							102	102
Issuance of common stock, net	7		27					27
Share-based compensation expense			45					45
Issuance of common stock to SoftBank upon acquisition	3,076	31	18,370					18,401
Issuance of common stock to Sprint stockholders upon acquisition	851	8	5,336					5,344
Conversion of Sprint vested stock-based awards upon acquisition			193					193
Issuance of warrant to SoftBank prior to acquisition			139					139
Return of capital to SoftBank prior to acquisition			(14)					(14)
Balance, December 31, 2013	3,934	$39	$27,330	—	$—	$(1,887)	$102	$25,584
Net loss						(151)		(151)
Other comprehensive loss, net of tax							(145)	(145)
Issuance of common stock, net	7							—
Share-based compensation expense			24					24
Balance, March 31, 2014	3,941	$39	$27,354	—	$—	$(2,038)	$(43)	$25,312
Net loss						(3,345)		(3,345)
Other comprehensive loss, net of tax							(365)	(365)
Issuance (repurchase) of common stock, net	26	1	41	1	(7)			35
Share-based compensation expense			71					71
Capital contribution by SoftBank			2					2
Balance, March 31, 2015	3,967	$40	$27,468	1	$(7)	$(5,383)	$(408)	$21,710
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
The Wireless segment includes retail, wholesale, and affiliate service revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale or lease of wireless devices and the sale of accessories in the U.S., Puerto Rico and the U.S. Virgin Islands. The Wireline segment includes revenue from domestic and international wireline voice and data communication services.
On July 9, 2013 (Clearwire Acquisition Date), Sprint Communications completed the acquisition of the remaining equity interests in Clearwire (as defined below) that it did not already own for approximately $3.5 billion, net of cash acquired, or $5.00 per share (Clearwire Acquisition). The consideration paid was allocated to assets acquired and liabilities assumed based on their estimated fair values at the Clearwire Acquisition Date. The effects of the Clearwire Acquisition are included in the Predecessor period financial information and are therefore included in the allocation of the consideration transferred at the SoftBank Merger Date (as defined below).
On July 10, 2013 (SoftBank Merger Date), SoftBank Corp. and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel Corporation (Sprint Nextel) contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II), a wholly-owned subsidiary of SoftBank, became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. In addition, in connection with the closing of the SoftBank Merger, Sprint Corporation became the successor registrant to Sprint Nextel under Rule 12g-3 of the Securities Exchange Act of 1934 (Exchange Act) and is the entity subject to the reporting requirements of the Exchange Act for filings with the Securities and Exchange Commission (SEC) subsequent to the close of the SoftBank Merger. In addition, in order to align with SoftBank’s reporting schedule, we changed our fiscal year end to March 31, effective March 31, 2014. As a result, this annual report also includes the three-month transition period of January 1, 2014 through March 31, 2014 as well as the comparable three-month unaudited period of January 1, 2013 through March 31, 2013. References herein to fiscal year 2014 and 2015 refer to the twelve-month periods ending March 31, 2015 and 2016, respectively. See Note 3. Significant Transactions for additional information regarding the SoftBank Merger and related transactions. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods described below, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
In connection with the change of control, as a result of the SoftBank Merger, Sprint Communications' assets and liabilities were adjusted to fair value on the closing date of the SoftBank Merger. The consolidated financial statements distinguish between the predecessor period (Predecessor) relating to Sprint Communications for periods prior to the SoftBank Merger and the successor period (Successor) relating to Sprint Corporation, formerly known as Starburst II, for periods subsequent to the incorporation of Starburst II on October 5, 2012. The Successor financial information represents the activity and accounts of Sprint Corporation, which includes the activity and accounts of Starburst II prior to the SoftBank Merger Date and Sprint Communications, inclusive of the consolidation of Clearwire Corporation and its wholly-owned subsidiary Clearwire Communications LLC (together, "Clearwire"), prospectively following the SoftBank Merger Date beginning on July 11, 2013 (Post-merger period). The accounts and operating activity of Starburst II prior to the SoftBank Merger Date primarily related to merger expenses that were incurred in connection with the SoftBank Merger (recognized in selling, general and administrative expense) and interest related to the $3.1 billion convertible bond (Bond) Sprint Communications, Inc. issued to Starburst II. The Predecessor financial information represents the historical basis of presentation for Sprint Communications for all periods prior to the SoftBank Merger Date. As a result of the valuation of assets acquired and liabilities assumed at fair value at the SoftBank Merger Date, the financial statements for the Successor period are presented on a measurement basis different than the Predecessor period (Sprint Communications historical cost) and are, therefore, not comparable.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2.	Summary of Significant Accounting Policies and Other Information
Basis of Consolidation and Estimates
The consolidated financial statements include our accounts, those of our 100% owned subsidiaries, and subsidiaries we control or in which we have a controlling financial interest. All intercompany transactions and balances have been eliminated in consolidation. Prior to the Clearwire Acquisition Date, we applied the equity method of accounting to the investment in Clearwire because we did not have a controlling vote or the ability to control operating and financial policies.
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). This requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Significant estimates and assumptions are used for, but are not limited to, allowance for doubtful accounts, estimated economic lives and residual values of property, plant and equipment, fair value of identified purchased tangible and intangible assets in a business combination, fair value assessments for purposes of impairment testing, valuation of guarantee liabilities and litigation reserves.
Certain prior period amounts have been reclassified to conform to the current period presentation, including separately presenting Service revenue and Equipment revenue from Net operating revenues and separately presenting Cost of services and Cost of products from Net operating expenses.
Change in Estimate
When estimating the value of returned inventory, we evaluate many factors and obtain information to support the estimated value of used devices and the useful lives. Recently, we have observed sustained value and extended useful lives for handsets leading to an increase in the estimated value for returned inventory. As a result, we revised our methodology and assumptions used in estimating the value for returned handsets during the year ended March 31, 2015.
The change in estimate was accounted for on a prospective basis. The effect of the change in estimate, which was included in "Cost of products" in our consolidated statements of operations, reduced our operating loss by approximately $80 million, or $0.02 per basic and diluted share, for the year ended March 31, 2015. In addition, this change resulted in an increase to "Device and accessory inventory" on the consolidated balance sheet of approximately $80 million.
Summary of Significant Accounting Policies
Cash and Cash Equivalents
Cash equivalents generally include highly liquid investments with maturities at the time of purchase of three months or less. These investments may include money market funds, certificates of deposit, U.S. government and government-sponsored debt securities, corporate debt securities, municipal securities, bank-related securities, and credit and debit card transactions in process. The carrying amounts approximate fair value.
Installment Receivables
The carrying value of installment receivables approximates fair value because the receivables are recorded at their present value, net of the deferred interest and allowance for credit losses. At the time of sale, we impute the interest on the installment receivable and record it as a reduction to revenue and as a reduction to the face amount of the related receivable. Interest income is recognized over the term of the installment contract as service revenue.
We categorize our installment receivables as prime and subprime based upon subscriber credit profiles and as unbilled, billed-current and billed-past due based upon the age of the receivable. We use proprietary scoring systems that measure the credit quality of our receivables using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate credit profiles. Prime subscriber receivables are those with lower delinquency risk and subprime subscriber receivables are those with higher delinquency risk. Subscribers within the subprime category may be required to pay a down payment on their device and accessory purchases. Installment receivables for which invoices have not yet been generated for the customer are considered unbilled. Installment receivables for which invoices have been generated but which are not past the contractual due date are considered billed - current. Installment receivables for which invoices have been generated and the payment is approximately

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ten days past the contractual due date are considered billed - past due. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is established to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectability of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, installment billing arrangements, aging of the accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $752 million, $106 million and $98 million for the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, and $374 million, $105 million, and $549 million, for the Predecessor 191-day period ended July 10, 2013, the unaudited three-month period ended March 31, 2013, and year ended December 31, 2012, respectively. See Note 4. Installment Receivables for additional information as it relates to the allowance for doubtful accounts specifically attributable to installment receivables.
Device and Accessory Inventory
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company sells wireless devices separately or in conjunction with a service contract. When the device is sold below cost, the cost and related revenues generated from the device sales (equipment net subsidy) are recognized at the time of sale. Expected equipment net subsidy is not recognized prior to the time of sale because the promotional discount decision is generally made at the point of sale and because the equipment net subsidies are expected to be recovered through service revenues.
The net realizable value of devices and other inventory is analyzed on a regular basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If assessments regarding the above factors adversely change, we may sell devices at a higher subsidy or record a write-down to inventory for obsolete or slow-moving items prior to the point of sale.
Property, Plant and Equipment
Property, plant and equipment (PP&E), including improvements that extend useful lives, are recognized at cost. Depreciation on property, plant and equipment is generally calculated using the straight-line method based on estimated economic useful lives of 3 to 30 years for buildings and improvements and network equipment, site costs and related software and 3 to 12 years for non-network internal use software, office equipment and other. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective assets. Leased devices are depreciated using the straight-line method to their estimated residual value at the end of the term of the lease, which ranges from 12 to 30 months. We calculate depreciation on certain network assets using the group life method. Accordingly, ordinary asset retirements and disposals on those assets are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with all other asset retirements or disposals are recognized in the consolidated statements of operations. Depreciation rates for assets are revised periodically to account for changes, if any, related to management's strategic objectives, technological changes, estimated residual values, or obsolescence. Changes in our estimates will result in adjustment to depreciation prospectively over the estimated useful lives of our non-leased assets and over the remaining lease term for devices leased to our customers. Repair and maintenance costs and research and development costs are expensed as incurred.
We capitalize costs for network and non-network software developed or obtained for internal use during the application development stage. These costs are included in PP&E and, when the software is placed in service, are depreciated over estimated useful lives of three to five years. Costs incurred during the preliminary project and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Long-Lived Asset Impairment
Sprint evaluates long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. See Note 6. Property, Plant and Equipment for additional information on long-lived asset impairments.
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
These analyses, which include the determination of fair value, require considerable judgment and are highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of estimating the fair values of our indefinite-lived assets, including goodwill, will prove to be an accurate prediction of the future. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets. See Note 7. Intangible Assets for additional information on indefinite-lived intangible asset impairments.
Guarantee Liabilities
Under certain of our wireless service plans, we offer an option to our subscribers to purchase, on a monthly basis, an annual trade-in right (the option). At the trade-in date, a subscriber, who has elected to purchase a device in an installment billing arrangement, will receive a credit in the amount of the outstanding balance of the remaining installment payments provided the subscriber trades-in an eligible used device in good working condition and purchases a new device from Sprint. Additionally, the subscriber must have purchased the option for the twelve consecutive months preceding the trade-in. When a subscriber elects the option, the total estimated arrangement proceeds associated with the subscriber are reduced by the estimated fair value of the fixed-price trade-in credit (guarantee liability) and the remaining proceeds are allocated amongst the other deliverables in the arrangement. The guarantee liability is estimated based on assumptions, including, but not limited to, the expected fair value of the used device at trade-in, subscribers’ estimated remaining balance of the installment receivable, and the probability and timing of the trade-in. When the subscriber elects to exercise the trade-in right, the difference between the outstanding balance of the installment receivable and the estimated fair value of the returned device is recorded as a reduction of the guarantee liability. If the subscriber elects to stop purchasing the option prior to, or after, becoming eligible to exercise the trade-in right, we recognize the amount of the associated guarantee liability as operating revenue. At each reporting date, we reevaluate our estimate of the guarantee liability. If all subscribers, who elected the option, were to claim their benefit at the earliest contractual time of eligible trade-in, the maximum amount of the guarantee

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

liability (i.e., the estimated unpaid balance of the subscribers' installment contracts) would be approximately $248 million as of March 31, 2015. This amount is not an indication of the Company's expected loss exposure because it does not consider the expected fair value of the used handset, which is required to be returned to us in good working condition at trade-in, nor does it consider the probability and timing of trade-in. The total guarantee liabilities associated with the option, which are recorded in "Accrued expenses and other current liabilities" in the consolidated balance sheets, were immaterial.
Benefit Plans
We provide a defined benefit pension plan and certain other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees.
In June 2014, the Company’s Board of Directors approved a plan amendment to the Sprint Retirement Pension Plan (the Plan) to offer certain terminated participants, who had not begun to receive Plan benefits, the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. Upon expiration of the election period and completion of cash payments on November 28, 2014, the lump sum distribution, totaling approximately $560 million, created a settlement event that resulted in a $59 million charge, which is reflected in "Other, net" in the consolidated statements of operations, and a reduction in the projected benefit obligation of approximately $300 million, impacted by the settlement as well as a change in the mortality tables and a change in the discount rate used to estimate the projected benefit obligation.
As of March 31, 2015 and 2014, the fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.3 billion and $1.8 billion, respectively, and the fair value of our projected benefit obligations in aggregate was $2.2 billion and $2.4 billion, respectively. As a result, the plans were underfunded by approximately $900 million and $600 million at March 31, 2015 and 2014, respectively, and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $8 million are expected to be paid during the fiscal year 2015.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive loss," net of tax, including $393 million, $147 million, and $93 million for the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014, year ended December 31, 2013, respectively, which is amortized to "Selling, general and administrative" in Sprint's consolidated statements of operations. The change in the net liability of the Plan in the Successor year ended March 31, 2015 was affected by the impact of the settlement event on the projected benefit obligation combined with a change in the discount rate used to estimate the projected benefit obligation, decreasing from 4.9% for the Successor three-month transition period ended March 31, 2014 to 4.2% for the Successor year ended March 31, 2015. The change in the net liability of the Plan in the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013 was affected primarily by a change in the discount rate used to estimate the projected benefit obligation, decreasing from 5.3% to 4.9% for the Successor three-month transition period ended March 31, 2014. We intend to make future cash contributions to the Plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the Plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 7.75% at March 31, 2015 and 2014. To meet this objective, our investment strategy for the year ended March 31, 2015 was governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 38% to U.S. equities; 16% to international equities; 28% to fixed income investments; 9% to real estate investments; and 9% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy.
Investments of the Plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of March 31, 2015, 47% of the investment portfolio was valued at quoted prices in active markets for identical assets; 35% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 18% was valued using unobservable inputs that are supported by little or no market activity.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. For the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014, and the year ended December 31, 2013, the Company matched 100% of the participants' pre-tax and Roth contribution (in aggregate) on the first 3% of eligible compensation and 50% of the participants' pre-tax and Roth contribution (in aggregate)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

on the next 2% of eligible compensation up to a maximum matching contribution of 4%. For the Predecessor year ended December 31, 2012, the Company matched 50% of participants' contributions up to 2% of their eligible compensation. Fixed matching contributions totaled approximately $71 million, $15 million and $35 million for the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $32 million, $15 million, and $30 million for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and year ended December 31, 2012, respectively. Prior to 2013, the Company also made a discretionary matching contribution, as determined by the Board of Directors of the Company, equal to 100% of participants' contributions up to 3.95% of eligible compensation, or $60 million, in the Predecessor year ended December 31, 2012 based upon the attainment of certain profitability levels.
Revenue Recognition
Operating revenues primarily consist of wireless service revenues, revenues generated from device and accessory sales, revenues from leasing a device, revenues from wholesale operators and third-party affiliates, as well as long distance voice, data and Internet revenues. Service revenues consist of fixed monthly recurring charges, variable usage charges and miscellaneous fees such as activation fees, directory assistance, roaming, equipment protection, late payment and early termination charges, interest, and certain regulatory related fees, net of service credits and other adjustments. We generally recognize service revenues as services are rendered, assuming all other revenue recognition criteria are met. We recognize revenue for access charges and other services charged at fixed amounts ratably over the service period, net of credits and adjustments for service discounts, billing disputes and fraud or unauthorized usage. As a result of the cutoff times of our multiple billing cycles each month, we are required to estimate the amount of subscriber revenues earned but not billed from the end of each billing cycle to the end of each reporting period. These estimates are based primarily on rate plans in effect and our historical usage and billing patterns. Regulatory fees and costs are recorded gross. The largest component of the regulatory fees is the universal service fund, which represented no more than 2% of net operating revenues for all periods presented in the consolidated statements of operations.
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber. For arrangements involving multiple deliverables such as equipment and service, revenue is allocated to the deliverables based on their relative selling prices. Equipment revenue is limited to the amount of non-contingent consideration received when the device is sold to a subscriber. Equipment revenue is also reduced by the estimated amount of imputed interest associated with installment receivables for subscribers who elect to finance the purchase of a device for up to a 24-month period. Often, we subsidize the cost of the device as an incentive to retain and acquire subscribers. The cost of these incentives is recorded as a reduction to revenue upon activation of the device and a service contract.
Qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, subscribers have the option to turn in their devices, continue leasing their device or purchase the device. Accounting for device leases involves specific determinations under applicable lease accounting standards, which involve complex and prescriptive provisions. These provisions impact the timing and amount of revenue recognized for our leased devices. The critical elements that are considered with respect to our lease accounting are the economic life of the device and the fair value of the device, including the residual value. We only lease devices to qualifying subscribers that also purchase a service plan. To date, substantially all of our device leases were classified as operating leases. Revenues under these arrangements are allocated considering the relative fair values of the lease and non-lease elements included in the multiple-element arrangement. The amount of the arrangement consideration allocated to the operating lease element is recognized ratably over the lease term, which is typically two years.
If a multiple-element arrangement includes an option to purchase, on a monthly basis, an annual trade-in right, the amount of the total arrangement consideration is reduced by the estimated fair value of the trade-in right or the guarantee and the remaining proceeds are then allocated amongst the other deliverables in the arrangement.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dealer Commissions
Cash consideration given by us to a dealer or end-use subscriber is presumed to be a reduction of revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such benefit can be reasonably estimated, in which case the consideration will generally be recorded as a selling expense or a purchase of inventory. We compensate our dealers using specific compensation programs related to the sale of our devices and our subscriber service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. When a commission is earned by a dealer due to the dealer selling devices purchased from us, the cost is recorded as a reduction to equipment revenue. Commissions are generally earned upon sale of device, service, or both, to an end-use subscriber. Incentive payments to dealers for sales associated with devices and service contracts are classified as contra-revenue, to the extent the incentive payment is reimbursement of loss on the device, and selling expense for the amount associated with the selling effort. Incentive payments to certain indirect dealers who purchase devices from other sources, such as the original equipment manufacturer (OEM), are recognized as selling expense when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions.
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
Compensation Plans
As of March 31, 2015, Sprint sponsored three incentive plans: the 2007 Omnibus Incentive Plan (2007 Plan); the 1997 Long-Term Incentive Program (1997 Program); and the Nextel Incentive Equity Plan (Nextel Plan) (together, "Compensation Plans"). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2007 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible individuals as defined by the plan. As of March 31, 2015, the number of shares available and reserved for future grants under the 2007 Plan and ESPP totaled approximately 172 million common shares. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2007 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 1997 Program or the Nextel Plan. We use new shares to satisfy share-based awards or treasury shares, if available.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. During the Successor year ended March 31, 2015, the Company granted approximately 23 million stock options with a weighted average grant date fair value of $3.09 per share based upon assumptions of a risk free interest rate from 1.80% to 2.06%, weighted average expected volatility from 47.0% to 59.1%, expected dividend yield of 0% and expected term from 5.5 years years to 6.5 years years. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three years, and have a contractual term of ten years. As of March 31, 2015, 40 million options were outstanding, of which 19 million options were exercisable.
The fair value of each restricted stock unit award is calculated using the share price at the date of grant. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. Certain restricted stock units outstanding as of March 31, 2015, are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met. During the Successor year ended March 31, 2015, the Company granted approximately 6 million service only and performance-based restricted stock units with a weighted average grant date fair value of $7.39 per share. At March 31, 2015, approximately 17 million restricted stock unit awards were outstanding.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $86 million, $35 million and $98 million for the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014, and the year ended December 31, 2013, respectively, and $37 million, $17 million and $82 million for the Predecessor 191-day period ended July 10, 2013, unaudited three month-period ended March 31, 2013 and year ended December 31, 2012, respectively. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards was $34 million, $12 million and $34 million for the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $2 million, $(1) million and $14 million for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period March 31, 2013 and year ended December 31, 2012, respectively. As of March 31, 2015, there was $76 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 1.75 years.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.5 billion, $408 million and $697 million for the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $858 million, $409 million and $1.4 billion for the Predecessor 191-day period ended July 10, 2013, the unaudited three-month period March 31, 2013 and year ended December 31, 2012, respectively.
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
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. As currently written, the standard and related amendments will be effective for the Company for its annual reporting period beginning April 1, 2017, including interim periods within that reporting period, and early application is not permitted. In April 2015, the FASB issued a proposal to defer the effective date of the new literature by one year but allow companies to early adopt according to the original effective date. Entities are allowed to transition to the new standard by either retrospective application or recognizing

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
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
In February 2015, the FASB issued authoritative guidance regarding Consolidation, which provides guidance to management when evaluating whether they should consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities will be subject to reevaluation under the revised consolidation model. The standard will be effective for the Company’s annual reporting period beginning April 1, 2016, including interim periods within that reporting period, although early adoption is permitted. The Company is currently evaluating the newly issued guidance and assessing the impact it will have on our consolidated financial statements.
In April 2015, the FASB issued authoritative guidance regarding Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 31, 2015, with early adoption permitted. The standard will be effective for the Company’s fiscal year beginning April 1, 2016. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.	Significant Transactions
Acquisition of Remaining Interest in Clearwire
On July 9, 2013, Sprint Communications completed the Clearwire Acquisition. The cash consideration paid totaled approximately $3.5 billion, net of cash acquired of $198 million. Approximately $125 million of the cash consideration is accrued for within "Accrued expenses and other current liabilities" on the consolidated balance sheet for dissenting shares relating to stockholders who exercised their appraisal rights.
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
Purchase Price Allocation
The consideration transferred was allocated to assets acquired and liabilities assumed based on their estimated fair values at the Clearwire Acquisition Date. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a valuation assessment. Management finalized its purchase price allocation during the quarter ended June 30, 2014. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $269 million and were primarily attributable to a reduction of approximately $270 million made to deferred tax liabilities as a result of additional analysis. The remaining adjustments were insignificant.
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
In addition, pursuant to the Bond Agreement, on October 15, 2012, Sprint Communications, Inc. issued a Bond to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the SoftBank Merger Date. As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owned approximately 79% of the outstanding voting common stock of Sprint Corporation and other Sprint stockholders own the remaining approximately 21% as of March 31, 2015.
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
Additionally, SoftBank invested approximately $5.0 billion in the form of a capital contributions to Sprint. The fair value of the investments by SoftBank was determined based on the cash transferred, including $3.1 billion to purchase the Bond and $1.9 billion at the SoftBank Merger Date.
Purchase Price Allocation
The consideration transferred was allocated to assets acquired and liabilities assumed based on their estimated fair values as of the SoftBank Merger Date, inclusive of the Clearwire Acquisition described above. The excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed was recorded as goodwill. Goodwill resulting from the SoftBank Merger is allocated to the Wireless segment. The allocation of consideration transferred was based on management's judgment after evaluating several factors, including a valuation assessment. Management finalized its purchase price allocation during the quarter ended June 30, 2014. Adjustments made since the initial purchase price allocation decreased recorded goodwill by approximately $476 million. Indefinite-lived intangible assets increased by approximately $300 million due to additional analysis performed by management during the quarter ended December 31, 2013 and the quarter ended June 30, 2014 related to the value assigned to certain FCC licenses. The remainder of the decrease was due to insignificant changes in various accounts.
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
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations assume that the SoftBank Merger and Clearwire Acquisition were completed as of January 1, 2012.

	Years Ended December 31,
	2013	2012
	(in millions)
Net operating revenues	$35,953	$35,918
Net loss	$(4,290)	$(5,141)
Basic loss per common share	$(1.12)	$(1.35)
The unaudited pro forma financial information was prepared to illustrate the pro forma effect of the combination of Sprint, Sprint Communications and Clearwire using the consideration transferred as of each acquisition date as though the acquisition date for each transaction occurred on January 1, 2012. The preparation of the pro forma financial information also assumed a purchase price allocation of the consideration transferred among the assets acquired and liabilities assumed for each acquiree. The pro forma financial information adjusts the actual combined results for items that are recurring in nature and directly attributable to the Clearwire Acquisition and SoftBank Merger. The pro forma net loss provided excludes certain non-recurring items such as Sprint's gain on its previously held interest in Clearwire and transaction costs associated with the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Clearwire Acquisition and SoftBank Merger. As a result, the pro forma financial information presented above excludes a net gain of $1.4 billion and acquisition related costs of approximately $169 million.
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
Accounts Receivable Facility
Transaction Overview
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable (the Receivables) on a revolving basis, subject to a maximum funding limit of $1.3 billion. The available funding varies based on the amount of eligible receivables (as defined in the Receivables Facility). In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy-remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) transfer Receivables to the SPEs. Receivables contributed by the Originators to the SPEs and available to be sold to the Conduits primarily consisted of installment receivables and wireless service charges due from subscribers. The SPEs then may sell the Receivables to a bank agent on behalf of unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) or their sponsoring banks. Sales of eligible Receivables by the SPEs, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. A subsidiary of Sprint services the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of the servicer's and the Originators' obligations under the Receivables Facility. The net fees associated with the Receivables Facility are recognized in selling, general and administrative expenses on the consolidated statements of operations. On April 24, 2015, the Receivables Facility was amended to include up to $2.0 billion of additional funding as a result of including installment receivables in the definition of eligible receivables under the Receivables Facility, which had the effect of increasing the maximum funding limit to $3.3 billion, of which $1.4 billion was available to be drawn for cash as of April 30, 2015. Additionally, the expiration date was extended to March 31, 2017.
Receivables sold to the Conduits are treated as a sale of financial assets. Upon sale, Sprint derecognizes the Receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities. The difference between the Receivables sold and the cash received, which represents a financial asset due to Sprint from the Conduits, is realizable by Sprint contingent upon the collections on the sold Receivables.
On March 31, 2015, of the $3.5 billion of Receivables contributed by the Originators to the SPEs, the SPEs sold approximately $1.8 billion of service Receivables to the Conduits in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a $1.3 billion receivable from the Conduits. The receivable due to Sprint from the Conduits is classified as a trading security and is recorded at its estimated fair value of $1.2 billion in "Prepaid expenses and other current assets" on the consolidated balance sheet. The fair value of the receivable due to Sprint was estimated using a discounted cash flow model, which relied principally on unobservable inputs such as the nature of the sold Receivables and subscriber payment history. Changes in the fair value of the receivable due to Sprint are recognized in operating (loss) income on the consolidated statements of operations. As of March 31, 2015, there was approximately $460 million of available funding under the Receivables Facility. In April 2015, Sprint elected to remit payments received to the Conduits to reduce the funded amount to zero.
Each SPE’s sole business consists of the purchase or acceptance through capital contributions of the Receivables from the Originators and the subsequent retransfer of, or granting of a security interest in, such Receivables to the bank agent under the Receivables Facility. In addition, each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Originators or Sprint. Accordingly, the assets of the SPE, including the $1.7 billion of installment receivables contributed by the Originators and held by the SPEs and the $1.3 billion receivable due to Sprint from the Conduits as of March 31, 2015, are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to pay the investment, yield and fees of the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Conduits and other creditors of the SPEs may be remitted to the Originators and Sprint during and after the term of the Receivables Facility.
Continuing Involvement
Sprint has continuing involvement in the Receivables sold by the SPEs to the Conduits because a subsidiary of Sprint services the receivables. Additionally, in accordance with the Receivables Facility, Sprint is required to repurchase aged receivables, or those that will be written off in accordance with Sprint's credit and collection policies, both of which result from subscriber non-payment. Sprint recognizes assets and liabilities, as applicable, with respect to its continuing involvement at fair value. Sprint's continuing involvement did not have a material impact on its financial statements as of Mach 31, 2015.
Variable Interest Entity
Sprint determined the Conduits are considered variable interest entities because they lack sufficient equity to finance their activities. Sprint's interests in the Receivables purchased by the Conduits, which is comprised of the net receivable due to Sprint, is not considered a variable interest because it is in assets that represent less than 50% of the total activity of the Conduits.

Note 4.	Installment Receivables
Certain subscribers have the option to purchase their devices in installments up to a 24-month period. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets.
The following table summarizes the installment receivables:

	March 31, 2015	March 31, 2014
	(in millions)
Installment receivables, gross	$1,725	$740
Deferred interest	(139)	(77)
Installment receivables, net of deferred interest	1,586	663
Allowance for credit losses	(190)	(47)
Installment receivables, net	$1,396	$616

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$1,035	$299
Other assets	361	317
Installment receivables, net	$1,396	$616
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	March 31, 2015			March 31, 2014
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)
Unbilled	$1,243	$359	$1,602	$466	$242	$708
Billed - current	65	22	87	16	9	25
Billed - past due	21	15	36	5	2	7
Installment receivables, gross	$1,329	$396	$1,725	$487	$253	$740

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity in the deferred interest and allowance for credit losses for the installment receivables for the year ended March 31, 2015, the three months ended March 31, 2014 and since the inception of the program in September 2013 through December 31, 2013 was as follows:

	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$124	$13	$—
Bad debt expense	398	44	3
Write-offs, net of recoveries	(255)	—	—
Change in deferred interest on short-term and long-term installment receivables	62	67	10
Deferred interest and allowance for credit losses, end of period	$329	$124	$13

Note 5.	Financial Instruments
The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments (consisting primarily of time deposits, commercial paper, and Treasury securities), totaling approximately $166 million and $1.2 billion as of March 31, 2015 and 2014, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value primarily using quoted prices in active markets. The fair value of marketable equity securities totaling $40 million and $50 million as of the periods ended March 31, 2015 and 2014, respectively, are measured on a recurring basis using quoted prices in active markets. The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at March 31, 2015	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,434	$27,238	$4,906	$1,410	$33,554

	Carrying amount at March 31, 2014	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$32,277	$27,516	$5,421	$1,262	$34,199

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. As a result of the modernization of our network and shut-down of the Nextel platform, estimated useful lives of related equipment were shortened, causing incremental depreciation charges during this period of implementation. The incremental effect of accelerated depreciation expense totaled approximately $800 million and $360 million for the Predecessor 191-day period ended July 10, 2013 and unaudited three month-period March 31, 2013, respectively, and $2.1 billion for the Predecessor year ended December 31, 2012, of which the majority related to shortened useful lives of Nextel platform assets for all periods.
The following table presents the components of property, plant and equipment, and the related accumulated depreciation:

	March 31,
	2015	2014
	(in millions)
Land	$266	$265
Network equipment, site costs and related software	18,990	14,902
Buildings and improvements	754	745
Non-network internal use software, office equipment, leased devices and other	2,979	866
Construction in progress	2,090	1,970
Less: accumulated depreciation	(5,358)	(2,449)
Property, plant and equipment, net	$19,721	$16,299
Network equipment, site costs and related software includes switching equipment, cell site towers, site development costs, radio frequency equipment, network software, digital fiber optic cable, transport facilities and transmission-related equipment. Buildings and improvements principally consists of owned general office facilities, retail stores and leasehold improvements. Non-network internal use software, office equipment, leased devices and other primarily consists of furniture, information technology systems, equipment and vehicles, and leased devices. Construction in progress, which is not depreciated until placed in service, primarily includes materials, transmission and related equipment, labor, engineering, site development costs, interest and other costs relating to the construction and development of our network. Non-cash accruals included in property, plant and equipment totaled $1.5 billion, $2.0 billion and $2.4 billion for the Successor year ended March 31, 2015, three-months ended March 31, 2014 and year ended December 31, 2013.
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of March 31, 2015, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint will purchase the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value at the end of the lease term.
The following table presents leased devices and the related accumulated depreciation:

	March 31,
	2015	2014
	(in millions)
Leased devices	$1,974	$—
Less: accumulated depreciation	(197)	—
Leased devices, net	$1,777	$—
During the year ended March 31, 2015 there were non-cash additions to leased devices of approximately $1.4 billion along with a corresponding decrease in "Device and accessory inventory" of approximately $1.2 billion and a corresponding increase in "Accounts payable" of approximately $182 million for devices purchased from indirect dealers that were leased to our subscribers.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, the minimum estimated payments to be received for leased devices were as follows (in millions):

Fiscal year 2015	$740
Fiscal year 2016	505
Fiscal year 2017	1
Fiscal year 2018 and thereafter	—
$1,246
Assessment of Impairment
During the quarter ended December 31, 2014, we tested the recoverability of the Wireline long-lived assets due to continued declines in our Wireline segment earnings and our forecast that projected continued losses in future periods. As a result of the test, we recorded an impairment loss of $233 million, which is included in “Impairments” in our consolidated statements of operations, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value of $918 million as of our testing date. The fair value of the Wireline long-lived assets was estimated using a market approach, which included significant unobservable inputs including liquidation curves, useful life assumptions, and scrap values. As the assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy.
We recorded asset impairments of $75 million for the Successor three-month transition period ended March 31, 2014 and $102 million for the Predecessor year ended December 31, 2012, respectively. For the Successor three-month transition period ended March 31, 2014, asset impairments were recorded primarily due to network equipment assets that were no longer necessary as a result of changes in management's strategic plans. Asset impairments in the year ended December 31, 2012 consisted of $18 million of assets associated with a decision to utilize fiber backhaul, which we expect to be more cost effective, rather than microwave backhaul, $66 million of capitalized assets that we no longer intend to deploy as a result of the termination of the spectrum hosting arrangement with LightSquared, and $18 million related to network asset equipment ($13 million Wireless; $5 million Wireline) that is no longer necessary for management's strategic plans.

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consists of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At March 31, 2015, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations (see Note 3. Significant Transactions).
During the quarter ended June 30, 2014, the Company entered into definitive agreements with various counterparties to sell certain FCC licenses held by its Wireless segment. During the quarters ended September 30, 2014 and March 31, 2015, agreements totaling $100 million and $200 million, respectively, received regulatory approval and were settled. These transactions did not have a material impact on the Company's consolidated results of operations.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides the activity of Indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2014	Net Additions		March 31, 2015
	(in millions)
FCC licenses	$36,043	$(91)		$35,952
Trademarks	5,935	(1,900)	(1)	4,035
Goodwill	6,383	192	(2)	6,575
	$48,361	$(1,799)		$46,562

	December 31, 2013	Net Additions		March 31, 2014
	(in millions)
FCC licenses	$35,889	$154		$36,043
Trademarks	5,935	—		5,935
Goodwill	6,434	(51)	(3)	6,383
	$48,258	$103		$48,361
 _________________

(1)	Net reduction to trademarks for the year ended March 31, 2015 of approximately $1.9 billion was related to the impairment of the Sprint trade name. See discussion below.

(2)
Net additions to goodwill for the Successor year ended March 31, 2015 of approximately $192 million were the result of purchase price allocation adjustments, which consisted of a $232 million increase recorded during the three-month period ended March 31, 2015 to correct the amount of net deferred tax liabilities recognized in connection with the SoftBank Merger and Clearwire Acquisition and a net $40 million decrease recorded during the three-months ended June 30, 2014, which is also associated with the SoftBank Merger and Clearwire Acquisition.

(3)
Net reduction to goodwill for the Successor three-month transition period ended March 31, 2014 of $51 million was the result of purchase price allocation adjustments associated with the SoftBank Merger.

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
The impairment test for an indefinite-lived intangible asset consists of a comparison of the fair value of the asset to its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized equal to that excess. We estimated the fair value of the Sprint trade name assigned to the Wireless segment using the relief-from-royalty method, which uses several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate, and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. The significant unobservable inputs included projected revenues, a royalty rate, a growth rate of 1.5% in the terminal year and a discount rate of 16%. The carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the quarter ended December 31, 2014 we recorded an impairment loss of $1.9 billion, which is included in “Impairments” in our consolidated statements of operations.
The analysis of potential impairment of goodwill requires a two-step approach. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We estimated the fair value of the Wireless reporting unit using both discounted cash flow and market-

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

based valuation models. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs include, but are not limited to, a discount rate of 8%, a terminal growth rate of 1.5%, a control premium, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, expenses, EBITDA margins, and capital expenditures, among others. We compared the estimated fair value to the carrying amount of the Wireless reporting unit and concluded that the second step of a goodwill impairment test was not required because the estimated fair value exceeded the carrying amount.
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

		March 31, 2015			March 31, 2014
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(2,791)	$4,132	$6,923	$(1,289)	$5,634
Other intangible assets:
Favorable spectrum leases	23 years	884	(71)	813	884	(30)	854
Favorable tower leases	3 to 7 years	589	(189)	400	589	(80)	509
Trademarks	34 years	520	(27)	493	520	(12)	508
Other	4 to 10 years	72	(17)	55	60	(7)	53
Total other intangible assets		2,065	(304)	1,761	2,053	(129)	1,924
Total definite-lived intangible assets		$8,988	$(3,095)	$5,893	$8,976	$(1,418)	$7,558

	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019
	(in millions)
Estimated amortization expense	$1,427	$1,162	$882	$665	$461

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			March 31, 2015	March 31, 2014
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$9,000
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
iPCS, Inc.	3.49%			2014			—	181
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Bank credit facility	3.31%			2018			—	—
Export Development Canada (EDC)	3.50	-	4.08%	2015	-	2019	800	500
Secured equipment credit facilities	1.85	-	2.20%	2017	-	2022	610	762
Financing obligation	6.09%			2021			275	327
Capital lease obligations and other	2.35	-	10.52%	2015	-	2023	127	187
Net premiums							1,106	1,408
							33,831	32,778
Less current portion							(1,300)	(991)
Long-term debt, financing and capital lease obligations							$32,531	$31,787
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of March 31, 2015, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of March 31, 2015, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement and the secured equipment credit facilities, totaling $21.5 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indentures and financing arrangements governing certain of our subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. Except in the case of notes issued by and secured by assets of Clearwire Communications LLC, the transfer of cash from subsidiaries to the parent corporation generally is not restricted.
As of March 31, 2015, approximately $1.3 billion aggregate principal amount of our outstanding debt, comprised of certain notes, financing and capital lease obligations and mortgages, was secured by $14.6 billion of property, plant and equipment and other assets, net. Cash interest payments, net of amounts capitalized of $56 million, $13 million, and $30 million, totaled $2.3 billion, $559 million, and $1.0 billion during the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively. Cash interest payments, net of amounts capitalized of $29 million, $15 million, and $278 million, totaled $814 million, $305 million, and $1.4 billion during the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013 and year ended December 31, 2012, respectively. Our weighted average effective interest rate related to our notes and credit facilities was 6.1%, 6.2%, and 6.4% for the Successor year ended March 31, 2015, three-month transition period ended March 31, 2014,

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and year ended December 31, 2013, respectively, and 8.9%, 7.1%, and 7.5% for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013 and year ended December 31, 2012, respectively.
Notes
As of March 31, 2015, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable semi-annually in arrears. As of March 31, 2015, $30.1 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of March 31, 2015, $21.6 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of March 31, 2015, $300 million aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Debt Issuances
On February 24, 2015, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% notes due 2025. Interest on the notes is payable semi-annually on February 15 and August 15. The notes are guaranteed by Sprint Communications, Inc.
Debt Retirements
On May 1, 2014, the Company retired the remaining $181 million aggregate principal amount upon maturity of its outstanding iPCS, Inc. Second Lien Secured Floating Rate Notes due 2014 plus accrued and unpaid interest.
Credit Facilities
Bank credit facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of March 31, 2015, approximately $470 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had $2.8 billion of borrowing capacity available under the revolving bank credit facility as of March 31, 2015. In October 2014, we amended our revolving bank credit facility to, among other things, modify the required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), to provide that it may not exceed 6.5 to 1.0 through the quarter ending December 31, 2015, 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The amended revolving bank credit facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance. The amendment also added Sprint Corporation as a guarantor of the revolving bank credit facility.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

EDC agreement
The unsecured EDC agreement was amended in December 2014 to modify the Leverage Ratio to provide for terms similar to those of the revolving bank credit facility, as was amended in October 2014 mentioned above, as well as to add Sprint Corporation as guarantor. As part of the amendment to the EDC agreement, we increased our borrowing capacity by an additional $300 million due in 2019. As of March 31, 2015, the EDC agreement was fully drawn totaling $800 million. Under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility was amended in December 2014 to modify the terms and conditions as it relates to the Leverage Ratio to provide for terms similar to those of the revolving bank credit facility as was amended in October 2014 mentioned above, as well as to add Sprint Corporation as a guarantor. As of March 31, 2015, both tranches of the EKN secured equipment credit facility totaling $1.0 billion were fully drawn. We made regularly scheduled principal repayments totaling $254 million during the year ended March 31, 2015 and the balance outstanding at March 31, 2015 was $508 million. Under the terms of the EKN secured equipment credit facility, repayments of outstanding amounts cannot be re-drawn.
Finnvera plc (Finnvera)
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by Finnvera, the Finnish export credit agency, with the ability to borrow up to $800 million, to finance network equipment-related purchases from Nokia Solutions and Networks US LLC, USA. The facility is divided into three consecutive tranches of varying size, with borrowings available through October 2017, contingent upon the amount of equipment-related purchases made by Sprint. Interest and fully-amortizing principal payments are due semi-annually, by tranche, beginning in March 2015 until June 2021. As of March 31, 2015, we had drawn $72 million on the facility. We made principal repayments totaling $28 million during the year ended March 31, 2015 and the balance outstanding at March 31, 2015 was $44 million.
K-sure
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by K-sure, the Korean export credit agency, with the ability to borrow up to $750 million, to finance network equipment-related purchases from Samsung Telecommunications America, LLC. The facility is divided into three consecutive tranches of varying size, and draws became available in January 2015 and will be available until May 2018 or until fully drawn, contingent upon the amount of equipment-related purchases by Sprint. Interest and fully-amortizing principal payments are due semi-annually by tranche beginning in June 2015 until December 2022. As of March 31, 2015, we had drawn $58 million on the facility.
Delcredere | Ducroire (D/D)
In December 2014, we and certain of our subsidiaries entered into a secured equipment credit facility insured by D/D, the Belgian export credit agency, with the ability to borrow up to $250 million, to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The facility became available to draw in early 2015 and will be available until December 2016. Interest and fully-amortizing principal payments are due semi-annually beginning in June 2015 until December 2021. As of March 31, 2015, we had not made any draws on the facility.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Covenants
Certain indentures and other agreements also require compliance with various covenants, including covenants that limit the ability of the Company and its subsidiaries to sell all or substantially all of its assets, limit the ability of the Company and its subsidiaries to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, supplemental indentures and financing arrangements.
As of March 31, 2015, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and other finance agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.
Future Maturities of Long-Term Debt, Financing Obligation and Capital Lease Obligations
Aggregate amount of maturities for long-term debt, financing obligation and capital lease obligations outstanding as of March 31, 2015, were as follows (in millions):

Fiscal year 2015	$1,300
Fiscal year 2016	3,643
Fiscal year 2017	1,379
Fiscal year 2018	3,068
Fiscal year 2019	3,094
Fiscal year 2020 and thereafter	20,241
32,725
Net premiums	1,106
$33,831

Note 9.	Severance and Exit Costs
For the year ended March 31, 2015, we recognized lease exit costs primarily associated with tower and cell sites as well as facility closures. For the Successor three-month transition period ended March 31, 2014, we recognized lease exit costs primarily associated with retail store closures. For the Successor year ended December 31, 2013 as well as for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, we recognized lease exit costs associated with the decommissioning of the Nextel Platform and access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit.
As a result of the United States Cellular (U.S. Cellular) asset acquisition, which closed in May 2013, we recorded a liability related to network shut-down costs for which we agreed to reimburse U.S. Cellular. During the quarter ended December 31, 2014, we identified favorable trends in actual costs and, as a result, we released some of the reserve resulting in a gain of approximately $41 million included in "Other, net" on the consolidated statements of operations.
For the Successor year ended March 31, 2015, three-month transition period ended March 31, 2014 and year ended December 31, 2013 as well as the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, we also recognized severance costs associated with reductions in our work force.
As a result of the modernization of our network and the completion of the Significant Transactions (see Note 3. Significant Transactions), we expect to incur additional exit costs in the future related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our Significant Transactions, such as the evaluation of future use of the Clearwire 4G broadband network, among other initiatives. These additional exit costs are expected to range between approximately $75 million to $150 million, of which the majority are expected to be incurred through March 31, 2016.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	Successor
	March 31, 2014	Net Expense		Cash Payments and Other	March 31, 2015
	(in millions)
Lease exit costs	$650	$(28)	(1)	$(331)	$291
Severance costs	197	253	(2)	(331)	119
Access exit costs	124	38	(3)	(118)	44
	$971	$263		$(780)	$454
 _________________

(1)
In addition to the $41 million gain (Wireless only) related to U.S. Cellular recognized, we recognized costs of $13 million ($12 million Wireless and $1 million Wireline) for the year ended March 31, 2015.

(2)	For the Successor year ended March 31, 2015, we recognized costs of $253 million ($218 million Wireless, $35 million Wireline).

(3)	For the Successor year ended March 31, 2015, we recognized costs of $38 million ($33 million Wireless, $5 million Wireline).

	Successor
	December 31, 2013	Net Expense		Cash Payments and Other	March 31, 2014
	(in millions)
Lease exit costs	$764	$11	(4)	$(125)	$650
Severance costs	225	14	(5)	(42)	197
Access exit costs	149	31	(6)	(56)	124
	$1,138	$56		$(223)	$971
 _________________

(4)	For the three-month transition period ended March 31, 2014, we recognized costs of $11 million (solely attributable to Wireless).

(5)	For the three-month transition period ended March 31, 2014, we recognized costs of $14 million ($12 million Wireless, $2 million Wireline).

(6)
For the three-month transition period ended March 31, 2014, $4 million (solely attributable to Wireline) was recognized as "Cost of services" and $27 million (solely attributable to Wireless) was recognized in "Severance and exit costs."

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

(10)
For the year ended December 31, 2013, $19 million (solely attributable to Wireline) was recognized as "Cost of services" and $34 million (solely attributable to Wireless) was recognized in "Severance and exit costs."

	Predecessor
	December 31, 2012	Purchase Price Adjustments	Net Expense		Cash Payments and Other	July 10, 2013
	(in millions)
Lease exit costs	$190	$131	$478	(11)	$(33)	$766
Severance costs	11	—	58	(12)	(15)	54
Access exit costs	43	—	151	(13)	(5)	189
	$244	$131	$687		$(53)	$1,009
 _________________

(11)
For the 191-day period ended July 10, 2013, we recognized net costs of $478 million (solely attributable to our Wireless segment). For the unaudited three-month period ended March 31, 2013, we recognized net costs of $8 million (solely attributable to our Wireless segment).

(12)
For the 191-day period ended July 10, 2013, we recognized costs of $58 million ($55 million Wireless, and $3 million was Wireline). For the unaudited three-month period ended March 31, 2013, we recognized net costs of $17 million ($14 million Wireless, and $3 million Wireline).

(13)
Of the $151 million ($133 million Wireless; $18 million Wireline) recognized for the 191-day period ended July 10, 2013, $35 million was recognized as "Cost of services" and $116 million was recognized in "Severance and exit costs." For the unaudited three-month period ended March 31, 2013, we recognized $7 million ($4 million Wireless; $3 million Wireline) all as "Cost of services."

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Supplemental Financial Information

	March 31,	March 31,
	2015	2014
	(in millions)
Accounts and notes receivable, net
Trade	$1,037	$3,271
Unbilled trade and other	1,457	533
Less allowances for doubtful accounts and deferred interest	(204)	(197)
	$2,290	$3,607
Prepaid expenses and other current assets
Prepaid expenses	$401	$451
Due from Conduits for sold receivables	1,198	—
Deferred charges and other	291	221
	$1,890	$672
Other assets
Unbilled trade installment receivables, net	361	317
Investments	151	146
Other	565	429
	$1,077	$892
Accounts payable(1)
Trade	$3,786	$2,492
Accrued interconnection costs	198	316
Capital expenditures and other	363	355
	$4,347	$3,163
Accrued expenses and other current liabilities
Deferred revenues	$1,385	$1,286
Accrued taxes	238	306
Payroll and related	589	290
Severance, lease and other exit costs	223	555
Accrued interest	525	515
Accrued capital expenditures	705	1,247
Other	1,628	1,345
	$5,293	$5,544
Other liabilities
Deferred rental income-communications towers	$229	$240
Deferred rent	366	179
Asset retirement obligations	584	651
Unfavorable lease liabilities	856	1,068
Post-retirement benefits and other non-current employee related liabilities	987	647
Other	929	900
	$3,951	$3,685
______________________

(1)
Includes liabilities in the amounts of $90 million and $91 million as of March 31, 2015 and 2014, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Income Taxes
Sprint Corporation is the parent corporation of an affiliated group of corporations which join in the filing of a U.S. federal consolidated income tax return. Additionally, we file income tax returns in each state jurisdiction which imposes an income tax. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial. Cash paid or received for income tax purposes was insignificant for all Successor and Predecessor periods presented.
Income tax expense consists of the following:

	Successor					Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012
		(in millions)
Current income tax (expense) benefit
Federal	$5	$—	$(2)	$1	$(3)	$2	$(8)	$34
State	(39)	(10)	—	(13)	—	(17)	(6)	22
Total current income tax (expense) benefit	(34)	(10)	(2)	(12)	(3)	(15)	(14)	56
Deferred income tax benefit (expense)
Federal	491	(48)	1	(46)	(1)	(1,402)	(19)	(199)
State	118	2	—	14	—	(184)	(5)	(10)
Total deferred income tax benefit (expense)	609	(46)	1	(32)	(1)	(1,586)	(24)	(209)
Foreign income tax expense	(1)	—		(1)	—	—	—	(1)
Total income tax benefit (expense)	$574	$(56)	$(1)	$(45)	$(4)	$(1,601)	$(38)	$(154)
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Successor					Predecessor
	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	87 Days Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013 (Unaudited)	2013	2012	2013	2013 (Unaudited)	2012
		(in millions)
Income tax benefit (expense) at the federal statutory rate	$1,372	$33	$3	$635	$8	$(155)	$212	$1,460
Effect of:
State income taxes, net of federal income tax effect	124	(4)	—	47	—	(18)	16	137
State law changes, net of federal income tax effect	4	5	—	10	—	—	—	(5)
Reduction (increase) in liability for unrecognized tax benefits	1	—	—	2	—	(7)	—	38
Change in valuation allowance	(911)	(82)	—	(708)	(4)	(1,410)	(265)	(1,756)
Other, net	(16)	(8)	(4)	(31)	(8)	(11)	(1)	(28)
Income tax benefit (expense)	$574	$(56)	$(1)	$(45)	$(4)	$(1,601)	$(38)	$(154)
Effective income tax rate	14.6%	(58.9)%	(12.5)%	(2.5)%	(17.4)%	361.4%	(6.3)%	(3.7)%

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax (expense) benefit allocated to other items was as follows:

	Successor			Predecessor
	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,	Year Ended December 31,
	2015	2014	2013	2013	2013 (Unaudited)	2012
		(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$—	$—	$(58)	$(18)	$(10)	$—
Unrealized holding gains/losses on securities(1)	$—	$(1)	$(3)	$—	$(1)	$—
_______________

(1)	These amounts have been recognized in accumulated other comprehensive loss.
Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of March 31, 2015 and 2014, along with the income tax effect of each, were as follows:

	Successor
	March 31, 2015		March 31, 2014
	Current	Long-Term	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$—	$8,155	$—	$7,264
Tax credit carryforwards	—	381	—	374
Capital loss carryforwards	—	84	—	82
Property, plant and equipment	—	261	—	500
Debt obligations	—	419	—	598
Deferred rent	—	470	—	474
Pension and other postretirement benefits	—	385	—	252
Accruals and other liabilities	637	561	738	601
	637	10,716	738	10,145
Valuation allowance	(509)	(8,371)	(522)	(7,175)
	128	2,345	216	2,970
Deferred tax liabilities
FCC licenses	—	12,558	—	12,158
Trademarks	—	1,725	—	2,461
Intangibles	—	1,658	—	2,248
Other	66	302	88	310
	66	16,243	88	17,177
Current deferred tax asset	$62		$128
Long-term deferred tax liability		$13,898		$14,207
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance of $911 million, $82 million and $708 million for the Successor year ended March 31, 2015, three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $1.4 billion, $265 million, and $1.8 billion for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and year ended December 31, 2012, respectively, on deferred tax assets primarily related to losses incurred during the period that are not currently

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

realizable and expenses recorded during the period that are not currently deductible for income tax purposes. The remaining increase of $272 million in the carrying amount of the valuation allowance for the Successor year ended March 31, 2015 is primarily related to amounts recorded to other comprehensive (loss) income related to the pension net actuarial loss and net impacts of acquisition accounting for the SoftBank Merger and Clearwire Acquisition. The remaining decrease in the carrying amount of the valuation allowance for the Successor year ended December 31, 2013 is primarily related to the net impact of acquisition accounting for the SoftBank Merger and Clearwire Acquisition. For the Predecessor year ended December 31, 2012 the remaining increase in the carrying amount of the valuation allowance is primarily associated with the tax effect of items reflected in other comprehensive loss and other accounts. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax benefit of $574 million for the Successor year ended March 31, 2015 is primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss partially offset by tax expense on taxable temporary differences from the amortization of FCC licenses during the period. Income tax expense of $56 million and $45 million for the Successor three-month transition period ended March 31, 2014, and year ended December 31, 2013, respectively, and $38 million and $154 million for the Predecessor unaudited three-month period ended March 31, 2013 and year ended December 31, 2012, respectively, is primarily attributable to taxable temporary differences from amortization of FCC licenses. Income tax expense of $1.6 billion for the Predecessor 191-day period ended July 10, 2013, is primarily attributable to taxable temporary differences from the $2.9 billion gain on the previously-held equity interests in Clearwire. The gain on the previously-held equity interests in Clearwire was principally attributable to the increase in the fair value of FCC licenses held by Clearwire. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period. In addition, during the year ended December 31, 2012, a $69 million tax benefit was recorded as a result of the successful resolution of various state income tax uncertainties.
During the Successor year ended March 31, 2015, three-month transition period ended March 31, 2014 and year ended December 31, 2013, and Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013, and year ended December 31, 2012, we generated $398 million, $110 million, $263 million, $238 million, $96 million, and $319 million, respectively, of foreign income, which is included in (loss) income before income taxes on the consolidated statements of operations. We have no material unremitted earnings of foreign subsidiaries.
As of March 31, 2015, we had federal operating loss carryforwards of $19.9 billion, state operating loss carryforwards of $20.6 billion and foreign net operating loss carryforwards of $797 million. Related to these loss carryforwards, we have recorded federal tax benefits of $7.0 billion, net state tax benefits of $951 million and foreign tax benefits of $266 million before consideration of the valuation allowances. Approximately $1.4 billion of the federal net operating loss carryforwards expire between 2017 and 2021. The remaining $18.5 billion expire in varying amounts between 2022 and 2035. The state operating loss carryforwards expire in varying amounts through 2035. Foreign operating loss carryforwards of $426 million do not expire. The remaining foreign operating loss carryforwards expire in varying amounts starting in 2016.
In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $20.9 billion and state alternative minimum tax net operating loss carryforwards of $4.9 billion. The loss carryforwards expire in varying amounts through 2035. We also had available capital loss carryforwards of $220 million. Related to these capital loss carryforwards are tax benefits of $84 million. The capital loss carryforwards expire between 2016 and 2019.
We also had available $451 million of federal and state income tax credit carryforwards as of March 31, 2015. Included in this amount are $3 million of income tax credits which expire prior to 2017 and $320 million which expire in varying amounts between 2017 and 2035. The remaining $128 million do not expire.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The total unrecognized tax benefits attributable to uncertain tax positions were $163 million and $160 million, as of the March 31, 2015 and 2014, respectively. As of March 31, 2015, the total unrecognized tax benefits included items that would favorably affect the income tax provision by $152 million, if recognized without an offsetting valuation allowance adjustment. The accrued liability for income tax related interest and penalties was insignificant for all periods presented.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Successor
	Year Ended March 31,	Three Months Ended March 31,
	2015	2014
		(in millions)
Balance at beginning of period	$160	$166
Additions based on current year tax positions	5	—
Additions based on prior year tax positions	3	1
Reductions for prior year tax positions	(3)	(1)
Reductions for settlements	(1)	—
Reductions for lapse of statute of limitations	(1)	(6)
Balance at end of period	$163	$160
Settlement agreements were reached with the Appeals or Exam division of the Internal Revenue Service (IRS) for examination issues in dispute for years prior to 2010. The issues were immaterial to our consolidated financial statements. As of March 31, 2015, there are no federal income tax examinations being handled by the IRS Exam division nor are there any issues being handled by the IRS Appeals division.
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
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff sought class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied. On March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014, we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals. The petition was denied on May 23, 2014. After mediation, the parties have reached an agreement in principle to settle the matter, and the settlement amount is expected to be substantially paid by the Company's insurers. The district court granted preliminary approval of the proposed settlement on April 10, 2015 and a final approval hearing has been scheduled for August 5, 2015. We do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while the Bennett case is being resolved. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, and discover has begun. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock, and discovery is proceeding in that case. Sprint Communications intends to defend the ACP Master, LTD case vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.

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
Beginning in early 2012, a group of state attorneys general began an investigation into the practice of wireless carriers including on their bills charges for certain content from third-party providers, particularly premium short message services, and the measures taken by carriers to ensure that such charges were appropriately authorized. Late in 2013, the Consumer Financial Protection Bureau (CFPB) also began a separate investigation into the issue, and the FCC began its own investigation in mid-2014. In July 2014, the Federal Trade Commission (FTC) brought suit against T-Mobile, alleging that it included unauthorized charges on its bills; in December 2014, T-Mobile entered into a settlement agreement with the FTC, FCC and state attorneys general. In October 2014, the FTC, FCC and states announced a settlement with AT&T regarding third-party billing issues. In December, 2014, the CFPB brought suit against Sprint regarding third-party billing issues. On May 6, 2015, we entered into agreements with the FCC, CFPB, and various states to settle all issues involved in the investigation for an amount not material to the Company's results of operations or financial position.
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
The minimum cash obligation under the Report and Order is $2.8 billion. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $406 million as of March 31, 2015. Since the inception of the program, we have incurred payments of approximately $3.4 billion directly attributable to our performance under the Report and Order, including approximately $157 million during the year ended March 31, 2015. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through March 31, 2015 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. During the year ended March 31, 2015, we received a cash payment of approximately $95 million which represented a reimbursement of prior reconfiguration costs incurred by us that also benefited spectrum recently auctioned by the FCC. We do not expect any further reimbursements.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of Washington State and the four states that share a common border with Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the areas where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.
Future Minimum Commitments
As of March 31, 2015, the minimum estimated amounts due under operating leases, spectrum leases and service credits, and purchase orders and other commitments were as follows:

Future Minimum Commitments	Total	Fiscal Year 2015	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020 and thereafter
	(in millions)
Operating leases	$15,381	$2,122	$2,078	$2,015	$1,964	$1,857	$5,345
Spectrum leases and service credits	6,725	194	204	212	214	218	5,683
Purchase orders and other commitments	15,004	8,861	2,614	1,147	914	460	1,008
Total	$37,110	$11,177	$4,896	$3,374	$3,092	$2,535	$12,036
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
During 2011 and 2012, we renegotiated cell site leases in connection with the modernization of our network and the shutdown of the Nextel platform. Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. Total rental expense was $2.6 billion, $653 million and $1.3 billion for the Successor year ended March 31, 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $1.0 billion, $483 million and $2.0 billion for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013 and year ended December 31, 2012, respectively.
Spectrum Leases and Service Credits
Certain of the spectrum leases provide for minimum lease payments, additional charges, renewal options and escalation clauses. Leased spectrum agreements generally have terms of up to 30 years. We expect that all renewal periods in our spectrum leases will be renewed by us.
We also have commitments to provide services to certain lessors, and to reimburse lessors for certain capital equipment and third-party service expenditures over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. During the period ended March 31, 2015, we satisfied $9 million related to these commitments. The maximum remaining commitment at March 31, 2015 was $90 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.

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
Classes of Common Stock
Voting Common Stock
The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders. There were approximately 4.0 billion shares of common stock outstanding as of March 31, 2015.
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
Dividends
We did not declare any dividends on our common shares for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility, EDC Agreement and all other equipment credit facilities (See Note 8. Long-Term Debt, Financing and Capital Lease Obligations).
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax are as follows:

	March 31, 2015	March 31, 2014
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(388)	$(54)
Unrealized net gains related to investments	1	7
Foreign currency translation adjustments	(21)	4
Accumulated other comprehensive loss	$(408)	$(43)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Per Share Data
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 56 million, 60 million and 70 million as of the Successor periods ended March 31, 2015, March 31, 2014, and December 31, 2013, respectively, and 61 million, 74 million and 78 million shares for the Predecessor 191-day period ended July 10, 2013, unaudited three-month period ended March 31, 2013 and year ended December 31, 2012, respectively. In addition, as of all periods subsequent to the SoftBank Merger, all 55 million shares issuable under the warrant which was issued to SoftBank at the close of the SoftBank Merger were treated as potentially dilutive securities but did not impact our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive. The warrant is exercisable at $5.25 per share at the option of Softbank, in whole or in part, at any time within the five-year term.

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2015
Net operating revenues	$32,327	$2,191	$14	$34,532
Inter-segment revenues(1)	—	623	(623)	—
Total segment operating expenses	(26,433)	(2,701)	602	(28,532)
Segment earnings	$5,894	$113	$(7)	6,000
Less:
Depreciation				(3,797)
Amortization				(1,552)
Impairments(2)				(2,133)
Other, net(3)				(413)
Operating loss				(1,895)
Interest expense				(2,051)
Other income, net				27
Loss before income taxes				$(3,919)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2014
Net operating revenues	$8,254	$617	$4	$8,875
Inter-segment revenues(1)	—	153	(153)	—
Total segment operating expenses	(6,417)	(758)	144	(7,031)
Segment earnings	$1,837	$12	$(5)	1,844
Less:
Depreciation				(868)
Amortization				(429)
Impairments(2)				(75)
Other, net(3)				(52)
Operating income				420
Interest expense				(516)
Other income, net				1
Loss before income taxes				$(95)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2013 (unaudited)
Net operating revenues	$—	$—	$—	$—
Inter-segment revenues(1)	—	—	—	—
Total segment operating expenses	—	—	(14)	(14)
Segment earnings	$—	$—	$(14)	(14)
Other income, net				6
Loss before income taxes				$(8)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended December 31, 2013
Net operating revenues	$15,642	$1,240	$9	$16,891
Inter-segment revenues(1)	—	396	(396)	—
Total segment operating expenses	(13,464)	(1,414)	353	(14,525)
Segment earnings	$2,178	$222	$(34)	2,366
Less:
Depreciation				(2,026)
Amortization				(908)
Other, net(3)				(402)
Operating loss				(970)
Interest expense				(918)
Other income, net				73
Loss before income taxes				$(1,815)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
87 days Ended December 31, 2012
Net operating revenues	$—	$—	$—	$—
Inter-segment revenues(1)	—	—	—	—
Total segment operating expenses	—	—	(33)	(33)
Segment earnings	$—	$—	$(33)	(33)
Other income, net				10
Loss before income taxes				$(23)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
As of and for the year ended March 31, 2015
Capital expenditures	$5,442	$275	$287	$6,004
Total assets	$75,581	$1,261	$6,188	$83,030

As of and for the three months ended March 31, 2014
Capital expenditures	$1,343	$79	$66	$1,488
Total assets	$75,051	$1,499	$8,139	$84,689

As of March 31, 2013
Total assets	$—	$—	$3,122	$3,122

As of and for the year ended December 31, 2013
Capital expenditures	$3,535	$153	$159	$3,847
Total assets	$75,128	$1,548	$9,419	$86,095

As of December 31, 2012
Total assets	$—	$—	$3,115	$3,115

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
191 Days Ended July 10, 2013
Net operating revenues	$17,125	$1,471	$6	$18,602
Inter-segment revenues(1)	—	430	(430)	—
Total segment operating expenses	(14,355)	(1,629)	425	(15,559)
Segment earnings	$2,770	$272	$1	3,043
Less:
Depreciation				(3,098)
Amortization				(147)
Other, net(3)				(683)
Operating loss				(885)
Interest expense				(1,135)
Equity in losses of unconsolidated investments, net			$(482)
Gain on previously-held equity interests			2,926	2,444
Other income, net				19
Income before income taxes				$443

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2013 (unaudited)
Net operating revenues	$8,089	$702	$2	$8,793
Inter-segment revenues(1)	—	191	(191)	—
Total segment operating expenses	(6,694)	(765)	190	(7,269)
Segment earnings	$1,395	$128	$1	1,524
Less:
Depreciation				(1,422)
Amortization				(70)
Other, net(3)				(3)
Operating income				29
Interest expense				(432)
Equity in losses of unconsolidated investments, net			$(202)	(202)
Loss before income taxes				$(605)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended December 31, 2012
Net operating revenues	$32,355	$2,999	$12	$35,366
Inter-segment revenues(1)	—	882	(882)	—
Total segment operating expenses	(28,208)	(3,232)	877	(30,563)
Segment earnings	$4,147	$649	$7	4,803
Less:
Depreciation				(6,240)
Amortization				(303)
Business combination and hurricane-related charges(4)				(64)
Impairments(2)				(102)
Other, net(3)				86
Operating loss				(1,820)
Interest expense				(1,428)
Equity in losses of unconsolidated investments, net			$(1,114)	(1,114)
Other income, net				190
Loss before income taxes				$(4,172)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the 191 days ended July 10, 2013	$2,840	$174	$126	$3,140
Capital expenditures for the three months ended March 31, 2013 (unaudited)	$1,270	$64	$47	$1,381

As of and for the year ended December 31, 2012
Capital expenditures	$3,753	$240	$268	$4,261
Total assets	$38,297	$2,195	$11,078	$51,570

 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Impairments for the Successor year ended March 31, 2015 consist of a $1.9 billion trade name impairment related to the Wireless segment and a $233 million impairment related to Wireline long-lived assets. Impairments for the Successor three-month transition period ended March 31, 2014 consist of network equipment assets no longer necessary for management's strategic plans. Impairments for the Predecessor year ended December 31, 2012 primarily consist of capitalized assets associated with the termination of the spectrum hosting arrangement with LightSquared.

(3)
Other, net for the Successor year ended March 31, 2015 consists of $304 million of severance and exit costs, combined with $91 million for legal reserves related to various pending legal suits and proceedings and $59 million for a partial pension settlement, partially offset by a $41 million release of liability reserves associated with the May 2013 U.S. Cellular asset acquisition. Other, net for the Successor three-month transition period ended March 31, 2014 consists of $52 million of severance and exit costs. Other, net for the Successor year ended December 31, 2013 consists of $309 million of severance and exit costs and $100 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire ($75 million included in our corporate segment and $25 million included in our wireless segment and classified as selling, general and administrative expenses), partially offset by $7 million of insurance reimbursement towards 2012 hurricane-related charges (included in our wireless segment and classified as a contra-expense in cost of services expense). Other, net for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013 consists of $652 million and $25 million, respectively, of severance and exit costs, partially offset by $22 million of favorable developments in connection with an E911 regulatory tax-related contingency. Other, net for the Predecessor 191-day period ended July 10, 2013 also includes $53 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire (included in our corporate segment and classified as selling, general and administrative expenses). Other, net for the Predecessor year ended December 31, 2012 consists of net operating income of $236 million associated with the termination of the spectrum hosting arrangement with LightSquared, a gain of $29 million on spectrum swap transactions, and a benefit of $17 million resulting from favorable developments relating to access cost disputes associated with prior periods, partially offset by $196 million of lease exit costs.

(4)
Includes $45 million of hurricane-related charges for the Predecessor year ended December 31, 2012, which are classified in our consolidated statements of operations as follows: $21 million as contra-revenue in net operating revenues of Wireless, $20 million as cost of services ($17 million Wireless; $3 million Wireline), and $4 million as selling, general and administrative expenses in our Wireless segment. Also includes $19 million of business combination charges for fees paid to unrelated parties necessary for the proposed transactions with SoftBank and Clearwire, which is included in our corporate segment and classified as selling, general and administrative expenses.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2015
Wireless services	$26,544	$—	$—	$26,544
Wireless equipment	4,990	—	—	4,990
Voice	—	1,174	(365)	809
Data	—	213	(88)	125
Internet	—	1,353	(165)	1,188
Other	793	74	9	876
Total net operating revenues	$32,327	$2,814	$(609)	$34,532

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2014
Wireless services	$7,096	$—	$—	$7,096
Wireless equipment	999	—	—	999
Voice	—	352	(88)	264
Data	—	62	(26)	36
Internet	—	345	(37)	308
Other	159	11	2	172
Total net operating revenues	$8,254	$770	$(149)	$8,875

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended December 31, 2013
Wireless services	$13,579	$—	$—	$13,579
Wireless equipment	1,797	—	—	1,797
Voice	—	719	(240)	479
Data	—	138	(69)	69
Internet	—	747	(81)	666
Other	266	32	3	301
Total net operating revenues	$15,642	$1,636	$(387)	$16,891

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
Year Ended December 31, 2012
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

(2)
Wireless services related to the Wireless segment for the Predecessor year ended December 31, 2012 excludes $21 million of hurricane-related contra-revenue charges reflected in net operating revenues in our consolidated statements of operations.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Quarterly Financial Data (Unaudited)

	Successor
	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
Fiscal year 2014
Net operating revenues	$8,789	$8,488	$8,973	$8,292
Operating income (loss)	$519	$(192)	$(2,540)	$318
Net income (loss)	$23	$(765)	$(2,379)	$(224)
Basic and diluted income (loss) per common share(1)	$0.01	$(0.19)	$(0.60)	$(0.06)

Calendar year 2013
Net operating revenues	$—	$—	$7,749	$9,142
Operating loss	$(14)	$(22)	$(358)	$(576)
Net loss	$(9)	$(114)	$(699)	$(1,038)
Basic and diluted loss per common share(1)	$—	$—	$(0.18)	$(0.26)

	Predecessor
	Quarter
	1st	2nd	July 10, 2013
	(in millions, except per share amounts)
Calendar year 2013
Net operating revenues	$8,793	$8,877	$932
Operating income (loss)	$29	$(874)	$(40)
Net (loss) income	$(643)	$(1,597)	$1,082
Basic (loss) income per common share(1)	$(0.21)	$(0.53)	$0.35
Diluted (loss) income per common share(1)	$(0.21)	$(0.53)	$0.30
_____________

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Note 16.	Related-Party Transactions
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
Equity in losses from Clearwire were $482 million, $202 million, and $1.1 billion for the Predecessor 190-day period ended July 9, 2013, Predecessor unaudited three-month period ended March 31, 2013 and the Predecessor year ended December 31, 2012, respectively. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor 190-day period ended July 9, 2013, include a $65 million derivative loss associated with the change in fair value of the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

embedded derivative. Equity in losses from Clearwire for the Predecessor year ended December 31, 2012 included a $204 million pre-tax impairment reflecting a reduction in the carrying value of the investment in Clearwire to an estimated fair value as well as a $41 million charge associated with Clearwire's write-off of certain network and other assets that no longer met its strategic plans.
Subsequent to the Clearwire Acquisition, Clearwire is consolidated as a wholly-owned subsidiary of Sprint. In connection with the acquisition, Sprint recorded a pre-tax gain of approximately $2.9 billion to "Gain on previously-held equity interests" in its Predecessor consolidated statements of operations immediately preceding the Clearwire Acquisition resulting from the difference between the estimated fair value of the interests owned prior to the acquisition ($5.00 per share offer price less an estimated control premium of approximately $0.60) and the carrying value of approximately $325 million for those previously-held equity interests.
Cost of services included in our consolidated statements of operations related to our agreement to purchase 4G services from Clearwire totaled $207 million, $101 million and $417 million for the Predecessor 190-day period ended July 9, 2013, Predecessor unaudited three-month period ended March 31, 2013 and the Predecessor year ended December 31, 2012, respectively.
Summarized financial information for Clearwire for the 190-day period ended July 9, 2013, which preceded the Clearwire Acquisition, is as follows:

	190 Days Ended July 9,	Year Ended December 31,
	2013	2012
	(in millions)
Revenues	$666	$1,265
Operating expenses	(1,285)	(2,644)
Operating loss	$(619)	$(1,379)
Net loss from continuing operations before non-controlling interests	$(1,102)	$(1,744)
Net loss from discontinued operations before non-controlling interests	$—	$(168)
SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint has entered into various other arrangements with SoftBank or its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, device and accessory purchasing, distribution and other services.
Specifically, we have arrangements with Brightstar US, Inc. (Brightstar), a wholly-owned subsidiary of SoftBank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices and new accessories to Brightstar for its own purposes. The supply chain and inventory management arrangement contemplates that Brightstar will purchase inventory from the OEMs to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the year ended March 31, 2015, we incurred fees under this arrangement totaling $66 million. Until Brightstar successfully negotiates contracts with, and procures credit from, our existing OEMs, Brightstar will purchase device inventory from us in order to fulfill orders within our indirect channel. During the year ended March 31, 2015, Brightstar primarily fulfilled indirect channel orders with inventory acquired from us. In October 2014, we provided a $1.0 billion credit line to Brightstar to facilitate certain of these arrangements. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a wholly-owned subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in our consolidated financial statements associated with our arrangements with Brightstar were as follows:

Consolidated balance sheets:	March 31, 2015	March 31, 2014
	(in millions)
Accounts receivable	$430	$—
Accounts payable	$96	$—

Consolidated statements of operations:	March 31, 2015
(in millions)
Net operating revenues (1)	$1,818
Cost of products (1)	$1,887
 _________________

(1)	Amounts for all other reported periods were immaterial.
Additionally, we have arrangements with a wholly-owned subsidiary of Brightstar (Brightstar Subsidiary) to procure devices and accessories on our behalf with certain third-party vendors under existing purchase arrangements Sprint has with those vendors as well as new vendor purchase arrangements entered into by the Brightstar Subsidiary. The procurement services include placing orders, processing invoices, receiving payments from us, making payments to our suppliers on our behalf. As compensation under the device arrangement, we paid a portion of certain costs that Brightstar Subsidiary incurs plus a profit percentage. Under the accessory arrangement, we pay a percentage mark-up on the cost of accessory purchases. During the year ended March 31, 2015, three-month transition period ended March 31, 2014 and year ended December 31, 2013, we procured, through the Brightstar Subsidiary, approximately $5.3 billion, $411 million and $86 million, respectively, of device and accessory inventory, which was sold in direct and indirect channels for which we paid immaterial fees to the Brightstar Subsidiary. In mid-December 2014, we determined that the Brightstar Subsidiary will discontinue procurement of devices on our behalf and as a result, those purchasing activities are transitioning back to us.
Amounts included in our consolidated balance sheets associated with these arrangements with the Brightstar Subsidiary were as follows:

	March 31, 2015	March 31, 2014
	(in millions)
Device and accessory inventory	$410	$266
Accounts payable	$16	$205
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended March 31, 2015.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Guarantor Financial Information
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement transaction with registration rights. On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement transaction with registration rights. Each of these issuances is fully and unconditionally guaranteed by Sprint Communications, Inc. (Subsidiary Guarantor), which is a 100 percent owned subsidiary of Sprint Corporation (Parent/Issuer). In connection with the foregoing, the registration rights agreements with respect to the notes required the Company and Sprint Communications, Inc. to use their reasonable best efforts to cause an offer to exchange the notes for a new issue of substantially identical exchange notes registered under the Securities Act of 1933. Accordingly, in November 2014, we completed an exchange offer for these notes in compliance with our registration obligations. We did not receive any proceeds from this exchange offer. In addition, on February 24, 2015, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% notes due 2025, which are fully and unconditionally guaranteed by Sprint Communications, Inc.
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
The guarantor financial information distinguishes between the Predecessor period relating to Sprint Communications for periods prior to the SoftBank Merger and the Successor period relating to Sprint Corporation (formerly Starburst II), for periods subsequent to the incorporation of Starburst II on October 5, 2012. Additionally, because the Parent/Issuer column represents the activities of Sprint Corporation (formerly Starburst II), no Parent/Issuer financial information exists for the Predecessor periods, which are prior to the SoftBank Merger. We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information as of the periods presented in the consolidated financial statements.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,492	$518	$—	$4,010
Short-term investments	—	146	20	—	166
Accounts and notes receivable, net	84	157	2,160	(111)	2,290
Device and accessory inventory	—	—	1,359	—	1,359
Deferred tax assets	—	—	62	—	62
Prepaid expenses and other current assets	—	13	1,877	—	1,890
Total current assets	84	3,808	5,996	(111)	9,777
Investments in subsidiaries	21,712	22,413	—	(44,125)	—
Property, plant and equipment, net	—	—	19,721	—	19,721
Due from consolidated affiliate	68	20,934	—	(21,002)	—
Note receivable from consolidated affiliate	10,500	458	—	(10,958)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	39,987	—	39,987
Definite-lived intangible assets, net	—	—	5,893	—	5,893
Other assets	139	1,260	836	(1,158)	1,077
Total assets	$32,503	$48,873	$79,008	$(77,354)	$83,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,347	$—	$4,347
Accrued expenses and other current liabilities	154	625	4,625	(111)	5,293
Current portion of long-term debt, financing and capital lease obligations	—	500	800	—	1,300
Total current liabilities	154	1,125	9,772	(111)	10,940
Long-term debt, financing and capital lease obligations	10,500	14,576	8,474	(1,019)	32,531
Deferred tax liabilities	—	—	13,898	—	13,898
Note payable due to consolidated affiliate	—	10,500	458	(10,958)	—
Other liabilities	—	960	2,991	—	3,951
Due to consolidated affiliate	139	—	21,002	(21,141)	—
Total liabilities	10,793	27,161	56,595	(33,229)	61,320
Commitments and contingencies
Total stockholders' equity	21,710	21,712	22,413	(44,125)	21,710
Total liabilities and stockholders' equity	$32,503	$48,873	$79,008	$(77,354)	$83,030

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$4,125	$845	$—	$4,970
Short-term investments	—	1,220	—	—	1,220
Accounts and notes receivable, net	74	27	3,607	(101)	3,607
Device and accessory inventory	—	—	982	—	982
Deferred tax assets	—	—	128	—	128
Prepaid expenses and other current assets	—	14	658	—	672
Total current assets	74	5,386	6,220	(101)	11,579
Investments in subsidiaries	25,316	25,588	—	(50,904)	—
Property, plant and equipment, net	—	—	16,299	—	16,299
Due from consolidated affiliate	—	18,234	—	(18,234)	—
Note receivable from consolidated affiliate	9,000	—	—	(9,000)	—
Intangible assets
Goodwill	—	—	6,383	—	6,383
FCC licenses and other	—	—	41,978	—	41,978
Definite-lived intangible assets, net	—	—	7,558	—	7,558
Other assets	133	1,237	674	(1,152)	892
Total assets	$34,523	$50,445	$79,112	$(79,391)	$84,689
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,163	$—	$3,163
Accrued expenses and other current liabilities	78	493	5,074	(101)	5,544
Current portion of long-term debt, financing and capital lease obligations	—	—	991	—	991
Total current liabilities	78	493	9,228	(101)	9,698
Long-term debt, financing and capital lease obligations	9,000	15,027	8,779	(1,019)	31,787
Deferred tax liabilities	—	—	14,207	—	14,207
Note payable due to consolidated affiliate	—	9,000	—	(9,000)	—
Other liabilities	—	609	3,076	—	3,685
Due to consolidated affiliate	133	—	18,234	(18,367)	—
Total liabilities	9,211	25,129	53,524	(28,487)	59,377
Commitments and contingencies
Total stockholders' equity	25,312	25,316	25,588	(50,904)	25,312
Total liabilities and stockholders' equity	$34,523	$50,445	$79,112	$(79,391)	$84,689

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	Year Ended March 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$29,542	$—	$29,542
Equipment	—	—	4,990	—	4,990
	—	—	34,532	—	34,532
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	9,660	—	9,660
Cost of products (exclusive of depreciation and amortization below)	—	—	9,309	—	9,309
Selling, general and administrative	—	—	9,563	—	9,563
Impairments	—	—	2,133	—	2,133
Severance and exit costs	—	—	304	—	304
Depreciation	—	—	3,797	—	3,797
Amortization	—	—	1,552	—	1,552
Other, net	—	1	108	—	109
	—	1	36,426	—	36,427
Operating loss	—	(1)	(1,894)	—	(1,895)
Other income (expense):
Interest income	687	146	3	(824)	12
Interest expense	(687)	(1,521)	(667)	824	(2,051)
Equity in losses of unconsolidated investments, net	—	—	—	—	—
Gain on previously-held equity interests	—	—	—	—	—
(Losses) earnings of subsidiaries	(3,345)	(1,970)	—	5,315	—
Other income, net	—	1	14	—	15
	(3,345)	(3,344)	(650)	5,315	(2,024)
(Loss) income before income taxes	(3,345)	(3,345)	(2,544)	5,315	(3,919)
Income tax benefit	—	—	574	—	574
Net (loss) income	(3,345)	(3,345)	(1,970)	5,315	(3,345)
Other comprehensive (loss) income	(365)	(365)	(355)	720	(365)
Comprehensive (loss) income	$(3,710)	$(3,710)	$(2,325)	$6,035	$(3,710)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	Three Months Ended March 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$7,876	$—	$7,876
Equipment	—	—	999	—	999
	—	—	8,875	—	8,875
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	2,622	—	2,622
Cost of products (exclusive of depreciation and amortization below)	—	—	2,038	—	2,038
Selling, general and administrative	—	—	2,371	—	2,371
Impairments	—	—	75	—	75
Severance and exit costs	—	—	52	—	52
Depreciation	—	—	868	—	868
Amortization	—	—	429	—	429
	—	—	8,455	—	8,455
Operating income	—	—	420	—	420
Other income (expense):
Interest income	169	20	4	(189)	4
Interest expense	(166)	(373)	(166)	189	(516)
(Losses) earnings of subsidiaries	(154)	199	—	(45)	—
Other expense, net	—	—	(3)	—	(3)
	(151)	(154)	(165)	(45)	(515)
(Loss) income before income taxes	(151)	(154)	255	(45)	(95)
Income tax expense	—	—	(56)	—	(56)
Net (loss) income	(151)	(154)	199	(45)	(151)
Other comprehensive (loss) income	(145)	(145)	(147)	292	(145)
Comprehensive (loss) income	$(296)	$(299)	$52	$247	$(296)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	Year Ended December 31, 2013
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$15,094	$—	$15,094
Equipment	—	—	1,797	—	1,797
	—	—	16,891	—	16,891
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	5,174	—	5,174
Cost of products (exclusive of depreciation and amortization below)	—	—	4,603	—	4,603
Selling, general and administrative	36	—	4,805	—	4,841
Severance and exit costs	—	—	309	—	309
Depreciation	—	—	2,026	—	2,026
Amortization	—	—	908	—	908
	36	—	17,825	—	17,861
Operating loss	(36)	—	(934)	—	(970)
Other income (expense):
Interest income	189	40	6	(200)	35
Interest expense	(163)	(548)	(407)	200	(918)
(Losses) earnings of subsidiaries	(1,831)	(1,320)	—	3,151	—
Other (expense) income, net	(15)	(3)	56	—	38
	(1,820)	(1,831)	(345)	3,151	(845)
(Loss) income before income taxes	(1,856)	(1,831)	(1,279)	3,151	(1,815)
Income tax expense	(4)	—	(41)	—	(45)
Net (loss) income	(1,860)	(1,831)	(1,320)	3,151	(1,860)
Other comprehensive income (loss)	102	102	93	(195)	102
Comprehensive (loss) income	$(1,758)	$(1,729)	$(1,227)	$2,956	$(1,758)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Predecessor
	For the 191 Days Ended July 10, 2013
	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$16,895	$—	$16,895
Equipment	—	1,707	—	1,707
	—	18,602	—	18,602
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	5,673	—	5,673
Cost of products (exclusive of depreciation and amortization below)	—	4,872	—	4,872
Selling, general and administrative	—	5,067	—	5,067
Severance and exit costs	—	652	—	652
Depreciation	—	3,098	—	3,098
Amortization	—	147	—	147
Other, net	—	(22)	—	(22)
	—	19,487	—	19,487
Operating loss	—	(885)	—	(885)
Other income (expense):
Interest income	61	15	(43)	33
Interest expense	(842)	(336)	43	(1,135)
Equity in losses of unconsolidated investments, net	—	(482)	—	(482)
Gain on previously-held equity interests	—	2,926	—	2,926
(Losses) earnings of subsidiaries	(365)	—	365	—
Other expense, net	(12)	(2)	—	(14)
	(1,158)	2,121	365	1,328
(Loss) income before income taxes	(1,158)	1,236	365	443
Income tax expense	—	(1,601)	—	(1,601)
Net (loss) income	(1,158)	(365)	365	(1,158)
Other comprehensive income (loss)	23	35	(35)	23
Comprehensive (loss) income	$(1,135)	$(330)	$330	$(1,135)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Predecessor
	Three Months Ended March 31, 2013 (Unaudited)
	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$7,980	$—	$7,980
Equipment	—	813	—	813
	—	8,793	—	8,793
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	2,640	—	2,640
Cost of products (exclusive of depreciation and amortization below)	—	2,293	—	2,293
Selling, general and administrative	—	2,336	—	2,336
Severance and exit costs	—	25	—	25
Depreciation	—	1,422	—	1,422
Amortization	—	70	—	70
Other, net	—	(22)	—	(22)
	—	8,764	—	8,764
Operating income	—	29	—	29
Other income (expense):
Interest income	29	6	(21)	14
Interest expense	(292)	(161)	21	(432)
Equity in losses of unconsolidated investments, net	—	(202)	—	(202)
(Losses) earnings of subsidiaries	(368)	—	368	—
Other expense, net	(12)	(2)	—	(14)
	(643)	(359)	368	(634)
(Loss) income before income taxes	(643)	(330)	368	(605)
Income tax expense	—	(38)	—	(38)
Net (loss) income	(643)	(368)	368	(643)
Other comprehensive income (loss)	14	15	(15)	14
Comprehensive (loss) income	$(629)	$(353)	$353	$(629)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Predecessor
	Year Ended December 31, 2012
	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$32,097	$—	$32,097
Equipment	—	3,248	—	3,248
	—	35,345	—	35,345
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	10,936	—	10,936
Cost of products (exclusive of depreciation and amortization below)	—	9,905	—	9,905
Selling, general and administrative	—	9,765	—	9,765
Impairments	—	102	—	102
Severance and exit costs	—	196	—	196
Depreciation	—	6,240	—	6,240
Amortization	—	303	—	303
Other, net	—	(282)	—	(282)
	—	37,165	—	37,165
Operating loss	—	(1,820)	—	(1,820)
Other income (expense):
Interest income	112	34	(81)	65
Interest expense	(907)	(602)	81	(1,428)
Equity in losses of unconsolidated investments, net	—	(1,114)	—	(1,114)
(Losses) earnings of subsidiaries	(3,530)	—	3,530	—
Other (expense) income, net	(1)	126	—	125
	(4,326)	(1,556)	3,530	(2,352)
(Loss) income before income taxes	(4,326)	(3,376)	3,530	(4,172)
Income tax expense	—	(154)	—	(154)
Net (loss) income	(4,326)	(3,530)	3,530	(4,326)
Other comprehensive (loss) income	(341)	(339)	339	(341)
Comprehensive (loss) income	$(4,667)	$(3,869)	$3,869	$(4,667)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	Year Ended March 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(750)	$3,700	$(500)	$2,450
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(5,422)	—	(5,422)
Capital expenditures - leased devices	—	—	(582)	—	(582)
Expenditures relating to FCC licenses	—	—	(163)	—	(163)
Reimbursements relating to FCC licenses	—	—	95	—	95
Proceeds from sales and maturities of short-term investments	—	3,061	70	—	3,131
Purchases of short-term investments	—	(1,987)	(90)	—	(2,077)
Change in amounts due from/due to consolidated affiliates	—	(2,425)	—	2,425	—
Proceeds from sales of assets and FCC licenses	—	—	315	—	315
Intercompany note advance to consolidated affiliate	(1,481)	(343)	—	1,824	—
Other, net	—	—	(11)	—	(11)
Net cash (used in) provided by investing activities	(1,481)	(1,694)	(5,788)	4,249	(4,714)
Cash flows from financing activities:
Proceeds from debt and financings	1,500	300	130	—	1,930
Repayments of debt, financing and capital lease obligations	—	—	(574)	—	(574)
Debt financing costs	(21)	(5)	(61)	—	(87)
Proceeds from issuance of common stock, net	—	35	—	—	35
Intercompany dividends paid to consolidated affiliate	—	—	(500)	500	—
Change in amounts due from/due to consolidated affiliates	2	—	2,423	(2,425)	—
Intercompany note advance from parent	—	1,481	343	(1,824)	—
Net cash provided by (used in) financing activities	1,481	1,811	1,761	(3,749)	1,304
Net decrease in cash and cash equivalents	—	(633)	(327)	—	(960)
Cash and cash equivalents, beginning of period	—	4,125	845	—	4,970
Cash and cash equivalents, end of period	$—	$3,492	$518	$—	$4,010

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	Three Months Ended March 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$(483)	$1,005	$—	$522
Cash flows from investing activities:
Capital expenditures	—	—	(1,488)	—	(1,488)
Expenditures relating to FCC licenses	—	—	(152)	—	(152)
Proceeds from sales and maturities of short-term investments	—	920	—	—	920
Purchases of short-term investments	—	(1,035)	—	—	(1,035)
Change in amounts due from/due to consolidated affiliates	—	(941)	—	941	—
Proceeds from sales of assets and FCC licenses	—	—	1	—	1
Other, net	—	—	(2)	—	(2)
Net cash (used in) provided by investing activities	—	(1,056)	(1,641)	941	(1,756)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	—	—	(159)	—	(159)
Debt financing costs	—	(1)	—	—	(1)
Change in amounts due from/due to consolidated affiliates	—	—	941	(941)	—
Net cash provided by (used in) financing activities	—	(1)	782	(941)	(160)
Net (decrease) increase in cash and cash equivalents	—	(1,540)	146	—	(1,394)
Cash and cash equivalents, beginning of period	—	5,665	699	—	6,364
Cash and cash equivalents, end of period	$—	$4,125	$845	$—	$4,970

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	Year Ended December 31, 2013
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9	$(458)	$388	$—	$(61)
Cash flows from investing activities:
Capital expenditures	—	—	(3,847)	—	(3,847)
Expenditures relating to FCC licenses	—	—	(146)	—	(146)
Acquisitions, net of cash acquired	(16,640)	2,528	—	—	(14,112)
Proceeds from sales and maturities of short-term investments	—	1,715	—	—	1,715
Purchases of short-term investments	—	(1,719)	—	—	(1,719)
Change in amounts due from/due to consolidated affiliates	—	(7,189)	—	7,189	—
Proceeds from sales of assets and FCC licenses	—	—	7	—	7
Investment in consolidated affiliate	(1,900)	—	—	1,900	—
Intercompany note advance to consolidated affiliate	(8,861)	—	—	8,861	—
Other, net	—	—	(6)	—	(6)
Net cash (used in) provided by investing activities	(27,401)	(4,665)	(3,992)	17,950	(18,108)
Cash flows from financing activities:
Proceeds from debt and financings	9,000	—	500	—	9,500
Repayments of debt and capital lease obligations	—	—	(3,378)	—	(3,378)
Debt financing costs	(139)	—	(8)	—	(147)
Proceeds from issuance of common stock, net	18,540	27	—	—	18,567
Change in amounts due from/due to consolidated affiliates	—	—	7,189	(7,189)	—
Intercompany note advance from parent	—	8,861	—	(8,861)	—
Equity contribution from parent	—	1,900	—	(1,900)	—
Other, net	(14)	—	—	—	(14)
Net cash provided by (used in) financing activities	27,387	10,788	4,303	(17,950)	24,528
Net (decrease) increase in cash and cash equivalents	(5)	5,665	699	—	6,359
Cash and cash equivalents, beginning of period	5	—	—	—	5
Cash and cash equivalents, end of period	$—	$5,665	$699	$—	$6,364

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Predecessor
	For the 191 Days Ended July 10, 2013
	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(559)	$3,230	$—	$2,671
Cash flows from investing activities:
Capital expenditures	—	(3,140)	—	(3,140)
Expenditures relating to FCC licenses	—	(125)	—	(125)
Acquisitions, net of cash acquired	(4,039)	—	—	(4,039)
Investment in Clearwire (including debt securities)	—	(308)	—	(308)
Proceeds from sales and maturities of short-term investments	2,445	—	—	2,445
Purchases of short-term investments	(1,221)	—	—	(1,221)
Change in amounts due from/due to consolidated affiliates	(372)	—	372	—
Proceeds from sales of assets and FCC licenses	—	10	—	10
Other, net	—	(7)	—	(7)
Net cash (used in) provided by investing activities	(3,187)	(3,570)	372	(6,385)
Cash flows from financing activities:
Proceeds from debt and financings	—	204	—	204
Repayments of debt and capital lease obligations	—	(362)	—	(362)
Debt financing costs	(11)	—	—	(11)
Proceeds from issuance of common stock, net	60	—	—	60
Change in amounts due from/due to consolidated affiliates	—	372	(372)	—
Net cash provided by (used in) financing activities	49	214	(372)	(109)
Net decrease in cash and cash equivalents	(3,697)	(126)	—	(3,823)
Cash and cash equivalents, beginning of period	5,218	1,133	—	6,351
Cash and cash equivalents, end of period	$1,521	$1,007	$—	$2,528

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Predecessor
	Three Months Ended March 31, 2013 (Unaudited)
	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(210)	$1,150	$—	$940
Cash flows from investing activities:
Capital expenditures	—	(1,381)	—	(1,381)
Expenditures relating to FCC licenses	—	(55)	—	(55)
Investment in Clearwire (including debt securities)	—	(80)	—	(80)
Proceeds from sales and maturities of short-term investments	1,281	—	—	1,281
Purchases of short-term investments	(926)	—	—	(926)
Change in amounts due from/due to consolidated affiliates	(236)	—	236	—
Proceeds from sales of assets and FCC licenses	—	6	—	6
Other, net	—	(3)	—	(3)
Net cash provided by (used in) investing activities	119	(1,513)	236	(1,158)
Cash flows from financing activities:
Proceeds from debt and financings	—	204	—	204
Repayments of debt and capital lease obligations	—	(59)	—	(59)
Debt financing costs	(10)	—	—	(10)
Proceeds from issuance of common stock, net	7	—	—	7
Change in amounts due from/due to consolidated affiliates	—	236	(236)	—
Net cash provided by (used in) financing activities	(3)	381	(236)	142
Net (decrease) increase in cash and cash equivalents	(94)	18	—	(76)
Cash and cash equivalents, beginning of period	5,218	1,133	—	6,351
Cash and cash equivalents, end of period	$5,124	$1,151	$—	$6,275

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Predecessor
	Year Ended December 31, 2012
	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(728)	$3,727	$—	$2,999
Cash flows from investing activities:
Capital expenditures	—	(4,261)	—	(4,261)
Expenditures relating to FCC licenses	—	(198)	—	(198)
Investment in Clearwire (including debt securities)	—	(228)	—	(228)
Proceeds from sales and maturities of short-term investments	1,513	—	—	1,513
Purchases of short-term investments	(3,212)	—	—	(3,212)
Change in amounts due from/due to consolidated affiliates	(5,610)	—	5,610	—
Proceeds from sales of assets and FCC licenses	—	19	—	19
Other, net	—	(8)	—	(8)
Net cash (used in) provided by investing activities	(7,309)	(4,676)	5,610	(6,375)
Cash flows from financing activities:
Proceeds from debt and financings	8,880	296	—	9,176
Repayments of debt and capital lease obligations	—	(4,791)	—	(4,791)
Debt financing costs	(105)	(29)	—	(134)
Proceeds from issuance of common stock, net	29	—	—	29
Change in amounts due from/due to consolidated affiliates	—	5,610	(5,610)	—
Net cash provided by (used in) financing activities	8,804	1,086	(5,610)	4,280
Net increase in cash and cash equivalents	767	137	—	904
Cash and cash equivalents, beginning of period	4,451	996	—	5,447
Cash and cash equivalents, end of period	$5,218	$1,133	$—	$6,351

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

/s/ DELOITTE & TOUCHE LLP

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