Form 10-Q
period 2015-06-30
SPRINT Corp
filed 2015-08-07
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT AUGUST 3, 2015:

Sprint Corporation Common Stock	3,968,170,784

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,060	$4,010
Short-term investments	203	166
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $303 and $204, respectively	3,813	2,290
Device and accessory inventory	949	1,359
Deferred tax assets	87	62
Prepaid expenses and other current assets	673	1,890
Total current assets	7,785	9,777
Property, plant and equipment, net	20,563	19,721
Intangible assets
Goodwill	6,575	6,575
FCC licenses and other	40,013	39,987
Definite-lived intangible assets, net	5,516	5,893
Other assets	987	1,077
Total assets	$81,439	$83,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,272	$4,347
Accrued expenses and other current liabilities	4,458	5,293
Current portion of long-term debt, financing and capital lease obligations	1,384	1,300
Total current liabilities	9,114	10,940
Long-term debt, financing and capital lease obligations	32,746	32,531
Deferred tax liabilities	13,913	13,898
Other liabilities	3,941	3,951
Total liabilities	59,714	61,320
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.967 billion issued	40	40
Treasury shares, at cost	—	(7)
Paid-in capital	27,492	27,468
Accumulated deficit	(5,403)	(5,383)
Accumulated other comprehensive loss	(404)	(408)
Total stockholders' equity	21,725	21,710
Total liabilities and stockholders' equity	$81,439	$83,030
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended
	June 30,
	2015	2014
	(in millions, except per share amounts)
Net operating revenues:
Service	$7,037	$7,683
Equipment	990	1,106
	8,027	8,789
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,393	2,520
Cost of products (exclusive of depreciation and amortization included below)	1,365	2,158
Selling, general and administrative	2,187	2,284
Depreciation	1,241	868
Amortization	347	413
Other, net	(7)	27
	7,526	8,270
Operating income	501	519
Other expense:
Interest expense	(542)	(512)
Other income, net	4	1
	(538)	(511)
(Loss) income before income taxes	(37)	8
Income tax benefit	17	15
Net (loss) income	$(20)	$23

Basic net (loss) income per common share	$(0.01)	$0.01
Diluted net (loss) income per common share	$(0.01)	$0.01
Basic weighted average common shares outstanding	3,967	3,945
Diluted weighted average common shares outstanding	3,967	4,002

Other comprehensive (loss) income, net of tax:
Net unrealized holding gains on securities and other	$2	$—
Net unrecognized net periodic pension and other postretirement benefits	2	—
Other comprehensive income	4	—
Comprehensive (loss) income	$(16)	$23
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net (loss) income	$(20)	$23
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,588	1,281
Provision for losses on accounts receivable	163	225
Share-based and long-term incentive compensation expense	18	26
Deferred income tax benefit	(13)	(23)
Amortization of long-term debt premiums, net	(78)	(74)
Other changes in assets and liabilities:
Accounts and notes receivable	(1,683)	(369)
Inventories and other current assets	869	(97)
Accounts payable and other current liabilities	(867)	(272)
Non-current assets and liabilities, net	83	(76)
Other, net	68	35
Net cash provided by operating activities	128	679
Cash flows from investing activities:
Capital expenditures - network and other	(1,802)	(1,246)
Capital expenditures - leased devices	(544)	—
Expenditures relating to FCC licenses	(26)	(41)
Reimbursements relating to FCC licenses	—	95
Proceeds from sales and maturities of short-term investments	138	900
Purchases of short-term investments	(175)	(1,002)
Proceeds from sales of assets and FCC licenses	1	20
Other, net	(3)	(3)
Net cash used in investing activities	(2,411)	(1,277)
Cash flows from financing activities:
Proceeds from debt and financings	346	—
Repayments of debt, financing and capital lease obligations	(26)	(210)
Proceeds from issuance of common stock, net	4	9
Other, net	9	—
Net cash provided by (used in) financing activities	333	(201)
Net decrease in cash and cash equivalents	(1,950)	(799)
Cash and cash equivalents, beginning of period	4,010	4,970
Cash and cash equivalents, end of period	$2,060	$4,171
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2015	3,967	$40	$27,468	1	$(7)	$(5,383)	$(408)	$21,710
Net loss						(20)		(20)
Other comprehensive income, net of tax							4	4
Issuance of common stock, net			(3)	(1)	7			4
Share-based compensation expense			17					17
Capital contribution by SoftBank			10					10
Balance, June 30, 2015	3,967	$40	$27,492	—	$—	$(5,403)	$(404)	$21,725

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended March 31, 2015. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
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
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The updated guidance defines discontinued operations as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the disclosure requirements for discontinued operations were expanded and new disclosures for individually significant dispositions that do not qualify as discontinued operations are required. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard is effective for the Company's fiscal year beginning April 1, 2015 and will be applied to relevant transactions.
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its annual reporting period beginning April 1, 2018, including interim periods within that reporting period. Early application is permitted, but not before the original effective date of April 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
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
In February 2015, the FASB issued authoritative guidance regarding Consolidation, which provides guidance to management when evaluating whether they should consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities will be subject to reevaluation under the revised consolidation model. The standard will be effective for the Company’s fiscal year beginning April 1, 2016, including interim reporting periods within that fiscal year, although early adoption is permitted. The Company is currently evaluating the newly issued guidance and assessing the impact it will have on our consolidated financial statements.
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
In July 2015, the FASB issued authoritative guidance regarding Inventory, which simplifies the subsequent measurement of certain inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, although early adoption is permitted. The standard will be effective for the Company’s fiscal year beginning April 1, 2017. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Note 3.	Accounts Receivable Facility
Transaction Overview
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable (the Receivables) on a revolving basis, subject to a maximum funding limit. The Receivables Facility was amended in April 2015, which extended the expiration date to March 31, 2017 and increased the maximum funding limit to $3.3 billion, of which $1.4 billion was available as of June 30, 2015. The available funding varies based on the amount of eligible receivables (as defined in the Receivables Facility). In connection

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy-remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) transfer Receivables to the SPEs. Receivables contributed by the Originators to the SPEs and available to be sold to the unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) and other financial institutions (together with the Conduits, "Investors") primarily consisted of installment receivables and wireless service charges due from subscribers. The SPEs then may sell the Receivables to a bank agent on behalf of the Investors or their sponsoring banks. Sales of eligible Receivables by the SPEs, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. A subsidiary of Sprint services the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of the servicer's and the Originator's obligations under the Receivables Facility. The fees associated with the Receivables Facility are recognized in selling, general and administrative expenses on the consolidated statements of comprehensive (loss) income.
Receivables sold to the Investors are treated as a sale of financial assets. Upon sale, Sprint derecognizes the Receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities. The difference between the Receivables sold and the cash received, which represents a financial asset due to Sprint from the Investors, is referred by us as the deferred purchase price (DPP). The DPP is realizable by Sprint contingent upon the cash collections on all of the Receivables sold to the Investors. The DPP is classified as a trading security within "Prepaid expenses and other current assets" on the consolidated balance sheet and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature of the sold Receivables and subscriber payment history. Changes in the fair value of the DPP are recognized in operating income on the consolidated statements of comprehensive (loss) income.
On March 31, 2015, of the $3.5 billion of Receivables contributed by the Originators to the SPEs, the SPEs sold approximately $1.8 billion of service Receivables to the Investors in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a DPP of $1.3 billion, with an estimated fair value of $1.2 billion. In accordance with its rights under the Receivable Facility and to facilitate the execution of the April 2015 amendment discussed above, in April 2015 Sprint elected to temporarily suspend sales of receivables by the SPEs to the Investors and remitted payments received to the Investors to reduce the funded amount to zero. As of June 30, 2015, the amount of the Receivables held by the SPEs and the estimated fair value of the DPP due from Investors was $3.4 billion and $14 million, respectively.
Each SPE’s sole business consists of the purchase or acceptance through capital contributions of the Receivables from the Originators and the subsequent retransfer of, or granting of a security interest in, such Receivables to the bank agent under the Receivables Facility. In addition, each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Originators or Sprint. Accordingly, the assets of the SPE are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to pay the investment, yield and fees of the Investors and other creditors of the SPEs may be remitted to the Originators and Sprint during and after the term of the Receivables Facility.
Continuing Involvement
Sprint has continuing involvement in the Receivables sold by the SPEs to the Investors because a subsidiary of Sprint services the receivables. Additionally, in accordance with the Receivables Facility, Sprint is required to repurchase aged receivables, or those that will be written off in accordance with Sprint's credit and collection policies, both of which result from subscriber non-payment. Sprint recognizes assets and liabilities, as applicable, with respect to its continuing involvement at fair value. Sprint's continuing involvement did not have a material impact on its financial statements as of June 30, 2015.
Variable Interest Entity
Sprint determined the Conduits are considered variable interest entities because they lack sufficient equity to finance their activities. Sprint's interest in the Receivables purchased by the Conduits, which is comprised of the net receivable due to Sprint, is not considered variable interest because it is in assets that represent less than 50% of the total activity of the Conduits.

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
The following table summarizes the installment receivables:

	June 30, 2015	March 31, 2015
	(in millions)
Installment receivables, gross	$1,566	$1,725
Deferred interest	(115)	(139)
Installment receivables, net of deferred interest	1,451	1,586
Allowance for credit losses	(217)	(190)
Installment receivables, net	$1,234	$1,396

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$976	$1,035
Other assets	258	361
Installment receivables, net	$1,234	$1,396
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	June 30, 2015			March 31, 2015
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)
Unbilled	$1,125	$330	$1,455	$1,243	$359	$1,602
Billed - current	53	19	72	65	22	87
Billed - past due	23	16	39	21	15	36
Installment receivables, gross	$1,201	$365	$1,566	$1,329	$396	$1,725
Activity in the deferred interest and allowance for credit losses for the installment receivables is as follows:

	Three Months Ended June 30,	Twelve Months Ended March 31,
	2015	2015
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$329	$124
Bad debt expense	81	398
Write-offs, net of recoveries	(54)	(255)
Change in deferred interest on short-term and long-term installment receivables	(24)	62
Deferred interest and allowance for credit losses, end of period	$332	$329

Note 5.	Financial Instruments
The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments (consisting primarily of commercial paper), totaling approximately $203 million and $166 million as of June 30, 2015 and March 31, 2015, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value primarily using quoted prices in active markets. The fair value of marketable equity securities totaling $58 million and $40 million as of June 30, 2015 and March 31, 2015, respectively, are measured on a recurring basis using quoted prices in active markets. The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at June 30, 2015	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,759	$26,216	$4,885	$1,756	$32,857

	Carrying amount at March 31, 2015	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,434	$27,238	$4,906	$1,410	$33,554

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $1.2 billion and $2.0 billion as of June 30, 2015 and 2014, respectively. The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	June 30, 2015	March 31, 2015
	(in millions)
Land	$266	$266
Network equipment, site costs and related software	19,639	18,990
Buildings and improvements	757	754
Non-network internal use software, office equipment, leased devices and other	4,343	2,979
Construction in progress	1,911	2,090
Less: accumulated depreciation	(6,353)	(5,358)
Property, plant and equipment, net	$20,563	$19,721
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of June 30, 2015, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value at the end of the lease term.
The following table presents leased devices and the related accumulated depreciation:

	June 30, 2015	March 31, 2015
	(in millions)
Leased devices	$3,279	$1,974
Less: accumulated depreciation	(450)	(197)
Leased devices, net	$2,829	$1,777
During the three-month period ended June 30, 2015, there were non-cash transfers to leased devices of approximately $808 million along with a corresponding decrease in "Device and accessory inventory." Non-cash accruals included in leased devices totaled approximately $207 million as of June 30, 2015 for devices purchased from indirect dealers that were leased to our subscribers.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At June 30, 2015, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

	March 31, 2015	Net Additions	June 30, 2015
	(in millions)
FCC licenses	$35,952	$26	$35,978
Trademarks	4,035	—	4,035
Goodwill	6,575	—	6,575
	$46,562	$26	$46,588

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

		June 30, 2015			March 31, 2015
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(3,127)	$3,796	$6,923	$(2,791)	$4,132
Other intangible assets:
Favorable spectrum leases	23 years	884	(81)	803	884	(71)	813
Favorable tower leases	3 to 7 years	589	(216)	373	589	(189)	400
Trademarks	34 years	520	(31)	489	520	(27)	493
Other	4 to 10 years	75	(20)	55	72	(17)	55
Total other intangible assets		2,068	(348)	1,720	2,065	(304)	1,761
Total definite-lived intangible assets		$8,991	$(3,475)	$5,516	$8,988	$(3,095)	$5,893

Note 8.	Accounts Payable
Accounts payable at June 30, 2015 and March 31, 2015 include liabilities in the amounts of $84 million and $90 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			June 30, 2015	March 31, 2015
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Bank credit facility	3.31%			2018			—	—
Export Development Canada (EDC)	3.66	-	4.16%	2015	-	2019	800	800
Secured equipment credit facilities	1.81	-	2.40%	2017	-	2022	956	610
Financing obligation	6.09%			2021			261	275
Capital lease obligations and other	2.35	-	10.52%	2015	-	2023	174	127
Net premiums							1,026	1,106
							34,130	33,831
Less current portion							(1,384)	(1,300)
Long-term debt, financing and capital lease obligations							$32,746	$32,531
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of June 30, 2015, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of June 30, 2015, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement, and the secured equipment credit facilities, totaling $21.9 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indentures and financing arrangements governing certain of our subsidiaries' debt contain provisions that limit cash dividend payments on subsidiary common stock. Except in the case of notes issued by and secured by assets of Clearwire Communications LLC, the transfer of cash from subsidiaries to the parent corporation generally is not restricted.
Cash interest payments, net of amounts capitalized of $15 million and $12 million, totaled $613 million and $615 million during the three-month periods ended June 30, 2015 and 2014, respectively.
Notes
As of June 30, 2015, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable semi-annually in arrears. As of June 30, 2015, $30.1 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of June 30, 2015, approximately $21.6 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of June 30, 2015, $300 million aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
Upon the close of the acquisition of Clearwire Corporation, the Clearwire Communications, LLC 8.25% Exchangeable Notes due 2040 became exchangeable at any time, at the holder’s option, for a fixed amount of cash equal to $706.21 for each $1,000 principal amount of notes surrendered. As a result, $444 million, which is the total cash consideration payable upon an exchange of all $629 million principal amount of notes outstanding, is now classified as a current debt obligation. The remaining carrying value of these notes is classified as a long-term debt obligation.
Credit Facilities
Bank credit facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of June 30, 2015, approximately $438 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had $2.9 billion of borrowing capacity available under the revolving bank credit facility as of June 30, 2015. The required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), is not to exceed 6.5 to 1.0 through the quarter ended December 31, 2015, 6.25 to 1.0 through the quarter ended December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
EDC agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. As of June 30, 2015, the EDC agreement was fully drawn totaling $800 million. Under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. The balance outstanding at June 30, 2015 was $508 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides us with the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia. The facility can be divided in up to three consecutive tranches of varying size, with borrowings available through October 2017, contingent upon the amount of equipment-related purchases made by Sprint. During the three-month period ended June 30, 2015 we drew $185 million on the facility resulting in a total principal amount of $229 million outstanding.
K-sure secured equipment credit facility
The K-sure equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of equipment-related purchases made by Sprint. During the three-month period ended June 30, 2015 we drew $161 million on the facility, resulting in a total principal amount of $219 million outstanding.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Delcredere | Ducroire (D/D) secured equipment credit facility
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent. As of June 30, 2015, we had not made any draws on the facility.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each of the facilities and repayments of outstanding amounts cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. The covenants under each of the four secured equipment credit facilities are similar to one another and to the covenants of our revolving bank credit facility and EDC agreement.
Financing, Capital Lease and Other Obligations
We have approximately 3,000 cell sites that we sold and subsequently leased back. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our property, plant and equipment due to our continued involvement with the property sold and the transaction is accounted for as a financing. Our capital lease and other obligations are primarily related to wireless network equipment and inventory.
Covenants
Certain indentures and other agreements require compliance with various covenants, including covenants that limit the ability of the Company and its subsidiaries to sell all or substantially all of its assets, limit the ability of the Company and its subsidiaries to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, supplemental indentures and financing arrangements.
As of June 30, 2015, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and certain other agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Note 10.	Severance and Exit Costs
Severance and exit costs consist of lease exit costs primarily associated with tower and cell sites, access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit, and severance costs associated with reduction in our work force.
As a result of the United States Cellular (U.S. Cellular) asset acquisition, which closed in May 2013, we recorded a liability related to network shut-down costs, which primarily consisted of lease exit costs, for which we agreed to reimburse U.S. Cellular. During the quarter ended June 30, 2015, we revised our estimate and, as a result, we reduced the reserve, resulting in approximately $20 million of income included in "Other, net" on the consolidated statements of comprehensive (loss) income.
We expect to incur additional exit costs in the future related to the transition of our existing backhaul architecture to a replacement technology for our network and the efforts associated with the integration of our acquisitions, such as further evaluation of the future use of the Clearwire 4G broadband network, among other initiatives. These additional exit costs are expected to range between approximately $75 million to $150 million, of which the majority is expected to be incurred by March 31, 2016.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2015	Net (Benefit) Expense		Cash Payments and Other	June 30, 2015
	(in millions)
Lease exit costs	$291	$(15)	(1)	$(35)	$241
Severance costs	119	7	(2)	(56)	70
Access exit costs	44	1	(3)	(18)	27
	$454	$(7)		$(109)	$338
 _________________

(1)
In addition to the $20 million income (Wireless only) related to U.S. Cellular, we recognized costs of $5 million (Wireless only) for the three-month period ended June 30, 2015 included in "Other, net" on the consolidated statements of comprehensive (loss) income.

(2)
For the three-month period ended June 30, 2015, we recognized costs of $7 million ($6 million Wireless, $1 million Wireline) included in "Other, net" on the consolidated statements of comprehensive (loss) income.

(3)	For the three-month period ended June 30, 2015, we recognized costs of $1 million (Wireless only) included in "Other, net" on the consolidated statements of comprehensive (loss) income.

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Three Months Ended June 30,
	2015	2014
	(in millions)
Income tax benefit (expense) at the federal statutory rate	$13	$(3)
Effect of:
State income taxes, net of federal income tax effect	(1)	(7)
State law changes, net of federal income tax effect	21	—
Change in federal and state valuation allowance	(22)	27
Other, net	6	(2)
Income tax benefit	$17	$15
Effective income tax rate	45.9%	(187.5)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance of $22 million during the three-month period ended June 30, 2015 on deferred tax assets primarily related to losses incurred during the period that were not currently realizable and expenses recorded during the period that were not currently deductible for income tax purposes. The Company recognized income tax benefit to decrease the valuation allowance of $27 million during the three-month period ended June 30, 2014. This net decrease in the valuation allowance resulted from a decrease of $73 million related to the planned disposition of certain FCC licenses, offset by a $46 million increase in the valuation allowance primarily attributable to the net increase in deferred tax assets related to the federal and state net operating loss carryforwards generated during the period. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax benefit of $17 million for the three-month period ended June 30, 2015 is primarily attributable to tax benefits recorded as a result of changes in state income tax laws. Income tax benefit of $15 million for the three-month period ended June 30, 2014 is primarily attributable to tax benefits related to the planned disposition of certain FCC licenses. The net income tax benefits in both periods were partially offset by tax expense on taxable temporary differences from the tax amortization of FCC licenses during the period. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period.
As of June 30, 2015 and March 31, 2015, we maintained unrecognized tax benefits of $168 million and $163 million, respectively. Cash paid for income taxes, net, was $26 million and $28 million for the three-month periods ended June 30, 2015 and 2014, respectively.

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
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while the Bennett case is pending. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
Beginning in early 2012, a group of state attorneys general began an investigation into the practice of wireless carriers including on their bills charges for certain content from third party providers, particularly premium short message services, and the measures taken by carriers to ensure that such charges were appropriately authorized. Late in 2013, the Consumer Financial Protection Bureau (CFPB) also began a separate investigation into the issue, and the FCC began its own investigation in mid-2014. In July 2014, the Federal Trade Commission (FTC) brought suit against T-Mobile, alleging that it included unauthorized charges on its bills; in December 2014, T-Mobile entered into a settlement agreement with the FTC, FCC and state attorneys general. In October 2014, the FTC, FCC and states announced a settlement with AT&T regarding third-party billing issues. In December, 2014, the CFPB brought suit against Sprint regarding third-party billing issues. On May 6, 2015, we entered into agreements with the FCC, CFPB, and various states to settle all issues involved in the investigation for an aggregate amount that is not material to the Company’s results of operations or financial position.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $376 million as of June 30, 2015. Since the inception of the program, we have incurred payments of approximately $3.4 billion directly attributable to our performance under the Report and Order, including approximately $25 million during the three-month period ended June 30, 2015. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through June 30, 2015 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. During the three-month period ended June 30, 2014, we received a cash payment of approximately $95 million, which represented a reimbursement of prior reconfiguration costs incurred by us that also benefited spectrum recently auctioned by the FCC. We do not expect any further reimbursements.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of the State of Washington and Arizona, California, Texas and New Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the areas where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.

Note 13.	Per Share Data
Basic net (loss) income per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per common share adjusts basic net (loss) income per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 75 million as of the period ended June 30, 2015, in addition to all 55 million shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018. For the three-month period ended June 30, 2014, the computation of diluted net (loss) income per common share includes the effect of dilutive securities consisting of approximately 36 million options and restricted stock units, in addition to 22 million shares attributable to the warrant held by SoftBank. Outstanding options to purchase shares totaling 13 million were not included in the computation of diluted net (loss) income per common share for the period ended June 30, 2014 because to do so would have been antidilutive.

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
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2015
Net operating revenues	$7,540	$483	$4	$8,027
Inter-segment revenues(1)	—	147	(147)	—
Total segment operating expenses	(5,466)	(621)	142	(5,945)
Segment earnings	$2,074	$9	$(1)	2,082
Less:
Depreciation				(1,241)
Amortization				(347)
Other, net(2)				7
Operating income				501
Interest expense				(542)
Other income, net				4
Loss before income taxes				$(37)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2014
Net operating revenues	$8,193	$593	$3	$8,789
Inter-segment revenues(1)	—	153	(153)	—
Total segment operating expenses	(6,400)	(711)	149	(6,962)
Segment earnings	$1,793	$35	$(1)	1,827
Less:
Depreciation				(868)
Amortization				(413)
Other, net(2)				(27)
Operating income				519
Interest expense				(512)
Other income, net				1
Income before income taxes				$8

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended June 30, 2015	$1,640	$68	$94	$1,802
Capital expenditures for the three months ended June 30, 2014	$1,120	$59	$67	$1,246
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Other, net for the three-month period ended June 30, 2015 consists of $20 million release of liability reserves associated with the May 2013 U.S. Cellular asset acquisition, partially offset by $13 million of severance and exit costs. Other, net for the three-month period ended June 30, 2014 consists of $27 million of severance and exit costs,

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2015
Wireless services	$6,351	$—	$—	$6,351
Wireless equipment	990	—	—	990
Voice	—	233	(82)	151
Data	—	49	(20)	29
Internet	—	328	(44)	284
Other	199	20	3	222
Total net operating revenues	$7,540	$630	$(143)	$8,027

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2014
Wireless services	$6,908	$—	$—	$6,908
Wireless equipment	1,106	—	—	1,106
Voice	—	327	(91)	236
Data	—	56	(24)	32
Internet	—	345	(38)	307
Other	179	18	3	200
Total net operating revenues	$8,193	$746	$(150)	$8,789
_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Note 15.	Related-Party Transactions
SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the merger with SoftBank, Sprint has entered into various other arrangements with SoftBank or its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, device and accessory purchasing, and other services.
Specifically, we have arrangements with Brightstar US, Inc. (Brightstar), a wholly-owned subsidiary of SoftBank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices and new accessories to Brightstar for its own purposes. The supply chain and inventory management arrangement contemplates that Brightstar will purchase inventory from the original equipment manufacturers (OEMs) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three-month period ended June 30, 2015, we incurred fees under these arrangements totaling $33 million. Until Brightstar successfully negotiates contracts with, and procures credit from, our existing OEMs, Brightstar will purchase device and accessory inventory from us in order to fulfill orders within our indirect channel. We have provided a $1.0 billion credit line to Brightstar to facilitate certain of these arrangements. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a wholly-owned subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support.
We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels or used to fulfill service and repair needs.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	June 30, 2015	March 31, 2015
	(in millions)
Accounts receivable	$156	$430
Accounts payable	$114	$96

Consolidated statements of comprehensive (loss) income:	Three Months Ended June 30,
	2015	2014
	(in millions)
Equipment revenues	$375	$17
Cost of products	$418	$16
Additionally, we had arrangements with a wholly-owned subsidiary of Brightstar (Brightstar Subsidiary) to procure devices and accessories on our behalf with certain third-party vendors under existing purchase arrangements Sprint has with those vendors as well as new vendor purchase arrangements entered into by the Brightstar Subsidiary. The procurement services include placing orders, processing invoices, receiving payments from us and making payments to our suppliers on our behalf. In mid-December 2014, we decided to terminate the agreement under which the Brightstar Subsidiary would procure devices on our behalf. As the Brightstar Subsidiary is now only purchasing accessories on our behalf, the volume and dollar amount of transactions has significantly declined. The amounts in our consolidated financial statements related to these transactions for the current period are not material, and we do not expect these amounts to be material in any future periods.
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended June 30, 2015.

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
Under the Subsidiary Guarantor's revolving bank credit facility and certain other agreements, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any Non-Guarantor Subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
In May 2014, certain wholly-owned subsidiaries of Sprint entered into a Receivables Facility arrangement to sell certain accounts receivable on a revolving basis, subject to a maximum funding limit. The Receivables Facility was amended in April 2015, which, among other things, extended the expiration date to March 31, 2017 and increased the maximum funding limit to $3.3 billion. In connection with this arrangement, Sprint formed certain wholly-owned subsidiaries, which are bankruptcy remote SPEs and are included in the Non-Guarantor Subsidiaries condensed consolidated financial information (see Note 3. Accounts Receivable Facility). We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,521	$539	$—	$2,060
Short-term investments	—	163	40	—	203
Accounts and notes receivable, net	193	177	3,683	(240)	3,813
Device and accessory inventory	—	—	949	—	949
Deferred tax assets	—	—	87	—	87
Prepaid expenses and other current assets	—	17	656	—	673
Total current assets	193	1,878	5,954	(240)	7,785
Investments in subsidiaries	21,727	22,778	—	(44,505)	—
Property, plant and equipment, net	—	—	20,563	—	20,563
Due from consolidated affiliate	68	22,434	—	(22,502)	—
Note receivable from consolidated affiliate	10,500	513	—	(11,013)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	40,013	—	40,013
Definite-lived intangible assets, net	—	—	5,516	—	5,516
Other assets	135	1,259	747	(1,154)	987
Total assets	$32,623	$48,862	$79,368	$(79,414)	$81,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,272	$—	$3,272
Accrued expenses and other current liabilities	263	669	3,766	(240)	4,458
Current portion of long-term debt, financing and capital lease obligations	—	500	884	—	1,384
Total current liabilities	263	1,169	7,922	(240)	9,114
Long-term debt, financing and capital lease obligations	10,500	14,511	8,754	(1,019)	32,746
Deferred tax liabilities	—	—	13,913	—	13,913
Note payable due to consolidated affiliate	—	10,500	513	(11,013)	—
Other liabilities	—	955	2,986	—	3,941
Due to consolidated affiliate	135	—	22,502	(22,637)	—
Total liabilities	10,898	27,135	56,590	(34,909)	59,714
Commitments and contingencies
Total stockholders' equity	21,725	21,727	22,778	(44,505)	21,725
Total liabilities and stockholders' equity	$32,623	$48,862	$79,368	$(79,414)	$81,439

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended June 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,027	$—	$8,027
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,393	—	2,393
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,365	—	1,365
Selling, general and administrative	—	—	2,187	—	2,187
Depreciation	—	—	1,241	—	1,241
Amortization	—	—	347	—	347
Other, net	—	—	(7)	—	(7)
	—	—	7,526	—	7,526
Operating income	—	—	501	—	501
Other income (expense):
Interest income	198	39	1	(235)	3
Interest expense	(198)	(407)	(172)	235	(542)
(Losses) earnings of subsidiaries	(20)	348	—	(328)	—
Other income, net	—	—	1	—	1
	(20)	(20)	(170)	(328)	(538)
(Loss) income before income taxes	(20)	(20)	331	(328)	(37)
Income tax benefit	—	—	17	—	17
Net (loss) income	(20)	(20)	348	(328)	(20)
Other comprehensive income (loss)	4	4	4	(8)	4
Comprehensive (loss) income	$(16)	$(16)	$352	$(336)	$(16)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	For the Three Months Ended June 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,789	$—	$8,789
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,520	—	2,520
Cost of products (exclusive of depreciation and amortization included below)	—	—	2,158	—	2,158
Selling, general and administrative	—	—	2,284	—	2,284
Severance and exit costs	—	—	27	—	27
Depreciation	—	—	868	—	868
Amortization	—	—	413	—	413
	—	—	8,270	—	8,270
Operating loss	—	—	519	—	519
Other income (expense):
Interest income	169	23	—	(189)	3
Interest expense	(169)	(368)	(164)	189	(512)
Earnings (losses) of subsidiaries	23	368	—	(391)	—
Other expense, net	—	—	(2)	—	(2)
	23	23	(166)	(391)	(511)
Income (loss) before income taxes	23	23	353	(391)	8
Income tax benefit	—	—	15	—	15
Net income (loss)	23	23	368	(391)	23
Other comprehensive income (loss)	—	—	—	—	—
Comprehensive income (loss)	$23	$23	$368	$(391)	$23

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(405)	$533	$—	$128
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,802)	—	(1,802)
Capital expenditures - leased devices	—	—	(544)	—	(544)
Expenditures relating to FCC licenses	—	—	(26)	—	(26)
Proceeds from sales and maturities of short-term investments	—	118	20	—	138
Purchases of short-term investments	—	(135)	(40)	—	(175)
Change in amounts due from/due to consolidated affiliates	1	(1,498)	—	1,497	—
Proceeds from sales of assets and FCC licenses	—	—	1	—	1
Intercompany note advance to consolidated affiliate	—	(55)	—	55	—
Other, net	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	1	(1,570)	(2,394)	1,552	(2,411)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	346	—	346
Repayments of debt, financing and capital lease obligations	—	—	(26)	—	(26)
Proceeds from issuance of common stock, net	—	4	—	—	4
Change in amounts due from/due to consolidated affiliates	—	—	1,497	(1,497)	—
Intercompany note advance from parent	—	—	55	(55)	—
Other, net	(1)	—	10	—	9
Net cash (used in) provided by financing activities	(1)	4	1,882	(1,552)	333
Net (decrease) increase in cash and cash equivalents	—	(1,971)	21	—	(1,950)
Cash and cash equivalents, beginning of period	—	3,492	518	—	4,010
Cash and cash equivalents, end of period	$—	$1,521	$539	$—	$2,060

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(429)	$1,108	$—	$679
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,246)	—	(1,246)
Expenditures relating to FCC licenses	—	—	(41)	—	(41)
Reimbursements relating to FCC licenses	—	—	95	—	95
Proceeds from sales and maturities of short-term investments	—	900	—	—	900
Purchases of short-term investments	—	(1,002)	—	—	(1,002)
Change in amounts due from/due to consolidated affiliates	—	(58)	—	58	—
Proceeds from sales of assets and FCC licenses	—	—	20	—	20
Other, net	—	—	(3)	—	(3)
Net cash (used in) provided by investing activities	—	(160)	(1,175)	58	(1,277)
Cash flows from financing activities:
Repayments of debt, financing and capital lease obligations	—	—	(210)	—	(210)
Proceeds from issuance of common stock, net	—	9	—	—	9
Change in amounts due from/due to consolidated affiliates	—	—	58	(58)	—
Net cash provided by (used in) financing activities	—	9	(152)	(58)	(201)
Net decrease in cash and cash equivalents	—	(580)	(219)	—	(799)
Cash and cash equivalents, beginning of period	—	4,125	845	—	4,970
Cash and cash equivalents, end of period	$—	$3,545	$626	$—	$4,171

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Sprint Corporation, including its consolidated subsidiaries, is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of individual consumers, businesses, government subscribers, and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
Description of the Company
We are one of the largest wireless communications companies in the U.S., as well as a provider of wireline services. Our services are provided through our ownership of extensive wireless networks, an all-digital global wireline network and a Tier 1 Internet backbone.
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
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account. We offer these plans with traditional subsidy, installment billing or leasing programs. The traditional subsidy program primarily requires a two-year service contract and allows for a subscriber to either bring their handset or purchase one at a discount for a new line of service. Our installment billing program does not require a two-year service contract and offers service plans at lower monthly rates compared to traditional subsidy plans, but requires the subscriber to pay full or near full price for the handset over monthly installments. Our leasing program also does not require a two-year service contract, provides for service plans at lower monthly rates compared to traditional subsidy plans and allows qualified subscribers to lease a device and make payments for the device over the term of the lease. At the end of the lease term, the subscriber can either turn in the device, continue leasing the device or purchase the device.
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Sprint Prepaid primarily serves subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers with plans that offer unlimited text and talk with step pricing based on a subscriber's preferred data usage. Virgin Mobile primarily serves subscribers through plans that offer control, flexibility and connectivity through various plan options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers, in certain states, who meet income requirements or are receiving government assistance, with a free wireless phone, 250 free local and long-distance voice minutes each month and unlimited free texts under the Lifeline Program. The Lifeline Program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually.

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
Business Strategies and Key Priorities
Our business strategy is to be responsive to changing customer mobility demands of existing and potential customers, and to expand our business into new areas of customer value and economic opportunity through innovation and differentiation. To help lay the foundation for these future growth opportunities, our strategy revolves around targeted investment, in the following key priority areas:

•	Provide a network that delivers the consistent reliability, capacity and speed that customers demand;

•	Achieve a more competitive cost position in the industry through simplification;

•	Increase subscriber acquisition;

•	Reduce churn and increase subscriber retention;

•	Attract and retain the best talent in the industry; and

•	Deliver a simplified and improved customer experience.
To achieve these key priorities, we are focusing on the following initiatives. To provide a network that delivers the consistent reliability, capacity and speed that customers demand, we expect to continue to optimize our 3G data network and invest in LTE deployment across all spectrum bands. We also expect to define and deploy new technologies that will help strengthen our competitive position, including the expected use of Voice over LTE and more extensive use of Wi-Fi. To achieve a more competitive cost position, we have established an Office of Cost Management with responsibility for identifying, operationalizing, and monitoring sustained improvements in operating costs and efficiencies. Also, we have deployed new cost management and planning tools across the entire organization to more effectively monitor expenditures. We are focused on attracting and retaining subscribers by improving our sales and marketing initiatives. We have expanded our direct retail store presence through our relationship with RadioShack, as well as our new Direct 2 You service that brings the Sprint store experience to our customers. We have demonstrated our value proposition through our new price plans, promotions, and payment programs and have deployed new local marketing and civic engagement initiatives in key markets. We seek to build a stronger management team through striking a balance of bringing in new outside talent with world class experience and credentials and more fully leveraging the experience within our existing leadership team. To deliver a simplified and improved customer experience, we are focusing on key subscriber touch points, pursuing process improvements and deploying platforms to simplify and enhance the interactions between us and our customers. In addition, we have established a Customer Experience Office to support our focus on Net Promoter Score as our key measure in customer satisfaction.
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

As expected, our network modernization program has allowed us to realize financial benefit to the Company through reduced network maintenance and operating costs, capital efficiencies, reduced energy costs, lower roaming expenses and backhaul savings. Most importantly, our customers are benefiting from improvements to the quality of service they receive. Along with our recently completed network modernization plan, our ongoing network improvement efforts are expected to provide consistent reliability, capacity and speed that customers demand. Over the longer-term, we expect to densify our network and move to an all-LTE platform.
WiMAX technology was utilized by Clearwire at the time of its acquisition by us in July 2013 (Clearwire Acquisition). We plan to cease using WiMAX technology by the end of calendar year 2015.
Device Financing Programs
During 2013, wireless carriers introduced device financing plans that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. In 2013, AT&T, Verizon Wireless and T-Mobile each launched programs that included an option to purchase a handset using an installment billing program. Sprint offers our own device (handset and tablet) installment billing program called Sprint Easy PaySM.
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
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of June 30, 2015, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. The devices are then depreciated to their estimated residual value over the term of the lease. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue and depreciation for leased devices are recorded over the term of the lease. Because a substantial portion of the cost of a device leased through our direct channel is not recorded as cost of products but rather as depreciation expense, there is a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase.
Additionally, Sprint is offering lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full or near full retail price of the handset, purchases the handset under our installment billing program, or leases their handset through our leasing program. As the adoption rates of these plans increase throughout our base of subscribers, we expect our postpaid average revenue per user (ARPU) to continue to decline as a result of lower pricing associated with our new service plans as compared to our traditional plans, which reflect higher service revenue and lower equipment revenue; however, we also expect reduced equipment net subsidy expense due to installment billing and leasing programs to partially offset these declines. Since inception, the combination of lower priced plans, and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that the installment billing and leasing programs will require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional plans because they are financing the device.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended
	June 30,
	2015	2014
	(in millions)
Wireless segment earnings	$2,074	$1,793
Wireline segment earnings	9	35
Corporate, other and eliminations	(1)	(1)
Consolidated segment earnings	2,082	1,827
Depreciation	(1,241)	(868)
Amortization	(347)	(413)
Other, net	7	(27)
Operating income	501	519
Interest expense	(542)	(512)
Other income, net	4	1
Income tax benefit	17	15
Net (loss) income	$(20)	$23
Depreciation Expense
Depreciation expense increased $373 million, or 43%, in the three-month period ended June 30, 2015 compared to the same period in 2014 primarily due to depreciation on leased handsets as a result of the leasing program that was introduced in September 2014 and increased depreciation related to network asset additions partially offset by a decrease due to assets being retired or fully depreciated.
Amortization Expense
Amortization expense decreased $66 million, or 16%, in the three-month period ended June 30, 2015 compared to the same period in 2014, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Other, net
Other, net represented a benefit of $7 million in the three-month period ended June 30, 2015. Severance and exit costs included $7 million of severance primarily associated with reductions in force and $5 million of lease exit costs primarily associated with tower and cell sites. In addition, we recognized $1 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. As a result of the May 2013 U.S. Cellular asset acquisition, we recorded a liability related to network shut-down costs, which primarily consisted of lease exit costs, for which we agreed to reimburse U.S. Cellular. During the three-month period ended June 30, 2015, we revised our estimate and, as a result, we reduced the reserve, resulting in approximately $20 million of income.
Other, net represented an expense of $27 million in the three-month period ended June 30, 2014. Severance and exit costs for the three-month period ended June 30, 2015 included $6 million of severance primarily associated with reductions in force and $3 million of lease exit costs primarily associated with call center and retail store closures. In addition, we recognized $18 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit.
Interest Expense
Interest expense increased $30 million, or 6%, in the three-month period ended June 30, 2015 compared to the same period in 2014, primarily due to interest associated with $1.5 billion aggregate principal amount of notes issued in February 2015. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $34.0 billion and $32.6 billion was 6.5% and 6.4% for the three-month periods ended June 30, 2015 and 2014, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.

Income Taxes
The income tax benefit of $17 million and $15 million for the three-month periods ended June 30, 2015 and 2014, respectively, represented a consolidated effective tax rate of approximately 46% and (188)%, respectively. Income tax benefit of $17 million for the three-month period ended June 30, 2015 is primarily attributable to tax benefits recorded as a result of changes in state income tax laws. Income tax benefit of $15 million for the three-month period ended June 30, 2014 is primarily attributable to tax benefits related to the planned disposition of certain FCC licenses. The net income tax benefits in both periods were partially offset by tax expense on taxable temporary differences from the tax amortization of FCC licenses.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless service revenue, the sale of wireless devices (handsets and tablets), broadband devices, connected devices and accessories, leasing wireless devices, in addition to costs to acquire subscribers and network and interconnection costs to serve those subscribers, as well as other Wireless segment operating expenses. The costs to acquire our subscribers include the net cost at which we sell our devices, referred to as equipment net subsidies, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total Consolidated segment earnings for the three-month period ended June 30, 2015. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services.
In late 2013, we introduced new service plans, which include device payment through installment billing, that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. As the adoption rates of these plans increase throughout our base of subscribers, we expect Sprint platform postpaid ARPU to continue to decline as a result of lower pricing associated with our new service plans as compared to our traditional plans, which reflect higher service revenue and lower equipment revenue; however, we also expect reduced equipment net subsidy expense due to Sprint Easy Pay and leasing programs to partially offset these declines. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers to our services, as well as ARPU. We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our new price plans, results have shown improvement in trends of handset losses; however, there can be no assurance that this trend will continue. The net loss of postpaid handset subscribers in the period beginning April 1, 2014 through the quarter ended June 30, 2015 is expected to cause wireless service revenue to be approximately $870 million lower for the remainder of this fiscal year than it would have been had those subscribers not been lost. The expected negative impact to service revenue and Wireless segment earnings as a result of these subscriber losses is expected to be partially mitigated by net adds of tablets and connected devices. In addition, we leased devices through our Sprint direct channels totaling approximately $808 million during the three-month period ended June 30, 2015, which would have increased cost of products and reduced Wireless segment earnings if they had been purchased under the installment billing or traditional subsidized programs. If the trend of handset subscriber net losses continues, we expect to see continued pressure on segment earnings. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we are evaluating our cost model to operationalize a more effective cost structure that better matches our new service plans, which we believe may help to relieve some of the pressure we expect on earnings.

The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended
	June 30,
Wireless Segment Earnings	2015	2014
	(in millions)
Postpaid	$4,964	$5,553
Prepaid	1,300	1,221
Other(1)	87	134
Retail service revenue	6,351	6,908
Wholesale, affiliate and other	199	179
Total service revenue	6,550	7,087
Cost of services (exclusive of depreciation and amortization)	(2,005)	(2,049)
Service gross margin	4,545	5,038
Service gross margin percentage	69%	71%
Equipment revenue	990	1,106
Cost of products	(1,365)	(2,158)
Equipment net subsidy	(375)	(1,052)
Equipment net subsidy percentage	(38)%	(95)%
Selling, general and administrative expense	(2,096)	(2,193)
Wireless segment earnings	$2,074	$1,793
___________________

(1)	Represents service revenue primarily related to the Clearwire Acquisition on July 9, 2013.
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
Retail comprises those subscribers to whom Sprint directly provides wireless services, whether those services are provided on a postpaid or a prepaid basis. We also categorize our retail subscribers as prime and subprime based upon subscriber credit profiles. We use proprietary scoring systems that measure the credit quality of our subscribers using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history is subsequently monitored to further evaluate subscriber credit profiles. Wholesale and affiliates are those subscribers who are served through MVNO and affiliate relationships and other arrangements. Under the MVNO relationships, wireless services are sold by Sprint to other companies that resell those services to subscribers.
Retail service revenue decreased $557 million, or 8%, for the three-month period ended June 30, 2015 compared to the same period in 2014. The decrease was primarily due to growth in tablet sales and postpaid subscribers on our new plans that tend to carry a lower average revenue per subscriber as well as a slight decline in average postpaid subscribers mostly due to churn. The decrease was partially offset by a decline in certain plan discounts and customer credits and growth in our prepaid Boost brand that carries a higher average revenue per subscriber compared to our other prepaid brands.

Wholesale, affiliate and other revenues increased $20 million, or 11%, for the three-month period ended June 30, 2015 compared to the same period in 2014 primarily due to interest revenue associated with installment billing on handsets. Approximately 57% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized. Average revenue per connected device is generally significantly lower than revenue from other wholesale and affiliate subscribers; however, the cost to service these subscribers is also lower resulting in a higher gross margin as a percent of revenue.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2014 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2015	2014
	(subscribers in thousands)
Average postpaid subscribers	30,173	30,373
Average prepaid subscribers	15,902	15,376
Average retail subscribers	46,075	45,749
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2014 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2015	2014
ARPU(1):
Postpaid	$55.31	$61.65
Prepaid	$28.18	$27.97
Average retail	$45.95	$50.33
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

Postpaid ARPU for the three-month period ended June 30, 2015 decreased compared to the same period in 2014 primarily due to ongoing growth in sales of tablets, which carry a lower revenue per subscriber combined with the impact of subscriber migration to many of our new service plans, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2015 as a result of lower service fees associated with many of our new price plans, and a continued increase in tablet mix that carry a lower ARPU; however, as a result of our installment billing and leasing programs, we expect reduced equipment net subsidy expense to partially offset these declines. Prepaid ARPU for the three-month period ended June 30, 2015 increased compared to the same period in 2014 primarily due to growth in the prepaid Boost brand that carries a higher ARPU as compared to other prepaid brands which are experiencing a decline in subscribers.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015
Net additions (losses) (in thousands)(1)
Sprint platform:
Postpaid	(181)	(272)	30	211	310
Prepaid	(542)	35	410	546	(366)
Wholesale and affiliates(2)	503	827	527	492	731
Total Sprint platform	(220)	590	967	1,249	675
Transactions(2):
Postpaid	(64)	(64)	(49)	(41)	(60)
Prepaid	(77)	(55)	(39)	(18)	(66)
Wholesale	27	13	13	22	(22)
Total Transactions	(114)	(106)	(75)	(37)	(148)

Total retail postpaid	(245)	(336)	(19)	170	250
Total retail prepaid	(619)	(20)	371	528	(432)
Total wholesale and affiliate	530	840	540	514	709
Total Wireless	(334)	484	892	1,212	527

End of period subscribers (in thousands)(1)
Sprint platform:
Postpaid(3)	29,737	29,465	29,495	29,706	30,016
Prepaid	14,715	14,750	15,160	15,706	15,340
Wholesale and affiliates(2)(3)(4)	8,879	9,706	10,233	10,725	11,456
Total Sprint platform	53,331	53,921	54,888	56,137	56,812
Transactions(2):
Postpaid	522	458	409	368	308
Prepaid	473	418	379	361	295
Wholesale	227	240	253	275	253
Total Transactions	1,222	1,116	1,041	1,004	856

Total retail postpaid(3)	30,259	29,923	29,904	30,074	30,324
Total retail prepaid	15,188	15,168	15,539	16,067	15,635
Total wholesale and affiliates(3)(4)	9,106	9,946	10,486	11,000	11,709
Total Wireless	54,553	55,037	55,929	57,141	57,668

Supplemental data - connected devices
End of period subscribers (in thousands)(3)
Retail postpaid.	988	1,039	1,180	1,320	1,439
Wholesale and affiliates	4,192	4,635	5,175	5,832	6,620
Total	5,180	5,674	6,355	7,152	8,059
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

(4)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,851,000 subscribers at June 30, 2015 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended June 30, 2015.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.05%	2.18%	2.30%	1.84%	1.56%
Prepaid(2)	4.44%	3.76%	3.94%	3.84%	5.08%
Transactions(3):
Postpaid	4.15%	4.66%	4.09%	3.87%	6.07%
Prepaid	6.28%	5.70%	4.95%	3.77%	7.23%

Total retail postpaid	2.09%	2.22%	2.33%	1.87%	1.61%
Total retail prepaid	4.50%	3.81%	3.97%	3.84%	5.13%
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

(2)
In the quarter ended June 30, 2015, the Company revised its prepaid subscriber reporting to remove one of its rules that matches customers who disconnect and then re-engage within a specified period of time. This enhancement, which we believe represents a more precise churn calculation, had no impact on net additions, but did result in reporting higher deactivations and higher gross additions in the quarter. Without this revision, Sprint platform prepaid churn in the quarter would have been 4.33% and relatively flat compared to the same period in 2014. End of period prepaid subscribers and net prepaid subscriber additions for all periods presented were not impacted by the change.

(3)	Subscriber churn related to the Clearwire Acquisition.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015
ARPU
Sprint platform:
Postpaid	$62.07	$60.58	$58.90	$56.94	$55.48
Prepaid	$27.38	$27.19	$27.12	$27.50	$27.81
Transactions(1):
Postpaid	$39.16	$39.69	$39.85	$40.28	$40.47
Prepaid	$45.15	$45.52	$45.80	$46.68	$46.10

Total retail postpaid	$61.65	$60.24	$58.63	$56.72	$55.31
Total retail prepaid	$27.97	$27.73	$27.61	$27.95	$28.18
_______________________

(1)	Subscriber ARPU related to the Clearwire Acquisition.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended June 30, 2015, net postpaid subscriber additions were 310,000 compared to net subscriber losses of 181,000 in the same period in 2014, inclusive of 271,000 and 535,000 net additions of tablets, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The primary driver for the net additions in the current quarter was the continued popularity of tablets and our new pricing plan options launched in the second half of fiscal year 2014, combined with improving churn as subscribers benefit from the improved network quality and the decrease in service disruptions associated with the recently completed network modernization plan.
Retail Prepaid — During the three-month period ended June 30, 2015, we lost 366,000 net prepaid subscribers compared to 542,000 in the same period in 2014. The decrease in net losses is primarily due to fewer Assurance Wireless deactivations related to annual recertifications in 2015 compared to 2014, partially offset by higher subscriber losses in the Virgin Mobile prepaid brands primarily due to continued competition. Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment.
In mid-June 2015, we implemented a program targeting our high tenure prepaid subscribers with consistent payment history, providing them the option to become a postpaid subscriber. Given the timing of the program launch, which was late in the quarter, the number of transfers was immaterial but we expect it to be an opportunity for future growth of our postpaid subscribers.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 11.5 million Sprint platform subscribers included in wholesale and affiliates, approximately 58% represent connected devices. Wholesale and affiliate subscriber net additions were 731,000 during the three-month period ended June 30, 2015 compared to 503,000 during the same period in 2014, inclusive of net additions of connected devices totaling 788,000 and 310,000, respectively. The increase in net additions was primarily attributable to growth in connected device subscribers, partially offset by a loss in subscribers through our prepaid resellers.
Transactions Subscribers
As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the three-month period ended June 30, 2015, we had net postpaid subscriber losses of 60,000, net prepaid subscriber losses of 66,000 and net wholesale subscriber losses of 22,000.
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
Cost of services decreased $44 million, or 2%, for the three-month period ended June 30, 2015 compared to the same period in 2014, primarily due to decreases in roaming volume and backhaul costs as a result of improvements in the quality of our network in addition to decreases in other fees due to lower volume and rates. These decreases were partially offset by increased service and repair costs, primarily due to a higher cost per unit of new and used devices.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of equipment when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our marketing plans assume that devices will be sold under the traditional subsidy program, the installment billing program, or leased under the leasing program. Under the traditional subsidy program, we offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Under the installment billing program, the device is sold at or near full retail price and we recognize most of the future expected installment payments at the time of sale of the device, which results in the recognition of significantly less equipment net subsidy. Under the leasing program, lease revenue is recorded over the term of the lease, and handset cost is recognized in depreciation expense over the term of the lease.
Cost of products includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from the equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. We also make incentive payments to certain indirect dealers who purchase handsets directly from original equipment manufacturers (OEMs) or other device distributors. Those payments are recognized as selling, general and administrative expenses when the handset is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.)
Equipment revenue decreased $116 million, or 10%, for the three-month period ended June 30, 2015 compared to the same period in 2014. The decrease in equipment revenue was primarily due to a decrease in postpaid handsets sold combined with lower average sales price per prepaid handset sold, partially offset by higher revenue from the installment billing and leasing programs, a higher average sales price per postpaid handset sold and an increase in prepaid handsets sold. Cost of products decreased $793 million, or 37%, for the three-month period ended June 30, 2015 compared to the same period in 2014 primarily due to a decrease in postpaid handsets sold as a result of customers choosing to lease devices instead of purchasing them.
Selling, General and Administrative Expense
Sales and marketing costs primarily consist of subscriber acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, payments made to OEMs or other device distributors for direct source handsets, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, strategic planning, and technology and product development.
Sales and marketing expense was relatively flat for the three-month period ended June 30, 2015 compared to the same period in 2014.
General and administrative costs decreased $95 million, or 10%, for the three-month period ended June 30, 2015 compared to the same period in 2014 primarily due to a decrease in bad debt expense and in customer care costs primarily due to lower call volumes and labor-related initiatives.
Bad debt expense decreased $68 million, or 30%, compared to the same period in 2014 primarily related to an improved aging as a result of customer credit profile improvement and fewer accounts written off due to improvements in churn, partially offset by a higher average balance of accounts written off. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers.

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
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short term with the changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies as well as cable and Internet service providers. For fiscal year 2015, we expect Wireline segment earnings to decline by approximately $50 million to $75 million compared to fiscal year 2014 to reflect changes in market prices for services provided by our Wireline segment to our Wireless segment. Declines in Wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended
	June 30,
Wireline Segment Earnings	2015	2014
	(in millions)
Voice	$233	$327
Data	49	56
Internet	328	345
Other	20	18
Total net service revenue	630	746
Cost of services (exclusive of depreciation)	(534)	(626)
Service gross margin	96	120
Service gross margin percentage	15%	16%
Selling, general and administrative expense	(87)	(85)
Wireline segment earnings	$9	$35
Wireline Revenue
Voice Revenues
Voice revenues for the three-month period ended June 30, 2015 decreased $94 million, or 29%, compared to the same period in 2014. The decrease was driven by lower volume and overall rate declines, primarily due to decreases in international hubbing volumes, combined with the decline in prices for the sale of services to our Wireless segment in the three-month period ended June 30, 2015. Voice revenues generated from the sale of services to our Wireless segment represented 35% of total voice revenues for the three-month period ended June 30, 2015 compared to 28% in the same period in 2014.

Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $7 million, or 13%, for the three-month period ended June 30, 2015 compared to the same period in 2014 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 41% of total data revenue for the three-month period ended June 30, 2015 compared to 43% in the same period in 2014.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $17 million, or 5% for the three-month period ended June 30, 2015, compared to the same period in 2014, primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 13% of total Internet revenues for the three-month period ended June 30, 2015 compared to 11% in the same period in 2014.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $2 million, or 11%, in the three-month period ended June 30, 2015 compared to the same period in 2014.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $92 million, or 15%, in the three-month period ended June 30, 2015 compared to the same period in 2014. The decrease was primarily due to lower international voice volume and rates combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage decreased from 16% in the three-month period ended June 30, 2014 to 15% in the three-month period ended June 30, 2015 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services.
Selling, General and Administrative Expense
Selling, general and administrative expense increased $2 million, or 2%, in the three-month period ended June 30, 2015 compared to the same period in 2014, primarily due to bad debt reserve requirements on specific accounts. Total selling, general and administrative expense as a percentage of net services revenue was 14% in the three-month period ended June 30, 2015 compared to 11% in the same period in 2014.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	June 30,
	2015	2014
	(in millions)
Net cash provided by operating activities	$128	$679
Net cash used in investing activities	$(2,411)	$(1,277)
Net cash provided by (used in) financing activities	$333	$(201)
Operating Activities
Net cash provided by operating activities of $128 million in the three-month period ended June 30, 2015 decreased $551 million from the same period in 2014. The decrease was primarily due to reduced cash received from customers of $740 million, of which $500 million represents repayments of amounts funded in the prior period under the Receivables Facility as described below. The decrease in cash received from customers was partially offset by approximately $185 million of reduced cash paid to vendors.
Investing Activities
Net cash used in investing activities in the three-month period ended June 30, 2015 increased by approximately $1.1 billion compared to the same period in 2014, primarily due to increased capital expenditures of $556 million and purchases of $544 million of leased devices from indirect channels, partially offset by reduced net purchases and sales of short-term investments of $65 million. In addition, in the three-month period ended June 30, 2014, we received $95 million in reimbursements of our costs of clearing the H Block spectrum as part of the Report and Order obligations.
Financing Activities
Net cash provided by financing activities was $333 million during the three-month period ended June 30, 2015, which was primarily due to draws of $185 million and $161 million on our Finnvera plc (Finnvera) and K-sure secured equipment credit facilities, respectively. Net cash used in financing activities was $201 million during the three-month period ended June 30, 2014, which was primarily due to principal payments on the iPCS, Inc. notes due 2014 of approximately $181 million.
Working Capital
We had negative working capital of $1.3 billion and $1.2 billion as of June 30, 2015 and March 31, 2015, respectively. The decline in working capital is due to a decrease in cash of $2.0 billion primarily due to cash paid for capital expenditures and due to the $500 million repayment of the amounts funded under the Receivables Facility, which was partially offset by net cash provided by operating activities and proceeds from debt and financings due to draws on our secured equipment credit facilities. In addition, device and accessory inventory decreased $410 million. These decreases were offset by decreases in accounts payable of $1.1 billion primarily as a result of invoices with extended payment terms with certain network equipment suppliers coming due and timing of purchases and payments associated with device launches. Additionally, accrued expenses and other current liabilities decreased $835 million primarily due to decreased employee accruals and decreased accrued capital expenditures for unbilled services. The remaining balance was due to changes to other working capital items.
Long-Term Debt and Other Financing
Receivables Facility
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable (the Receivables) on a revolving basis, subject to a maximum funding limit. The Receivables Facility was amended in April 2015, which extended the expiration date to March 31, 2017 and increased the maximum funding limit to $3.3 billion, of which $1.4 billion was available as of June 30, 2015. The available funding varies based on the amount of eligible receivables (as defined in the Receivables Facility). In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy-remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) transfer Receivables to the SPEs. Receivables contributed by the Originators to the SPEs and available to be sold to the unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) and other financial institutions (together with the Conduits, the "Investors") primarily consisted of installment receivables and wireless service charges due from subscribers. The SPEs then may sell the Receivables to a bank agent on behalf of the Investors or their sponsoring banks. A subsidiary of Sprint services the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of the servicer's and the Originators' obligations under the Receivables Facility. Sales of eligible Receivables by the SPEs, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The fees associated with the Receivables Facility are recognized in selling, general and administrative expenses on the consolidated statements of comprehensive (loss) income.
Receivables sold to the Investors are treated as a sale of financial assets. Upon sale, Sprint derecognizes the Receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities.The difference between the Receivables sold and the cash received, which represents a financial asset due to Sprint from the Investors, is referred by us as the deferred purchase price (DPP). The DPP is realizable by Sprint contingent upon the cash collections on all of the Receivables sold to the Investors. The DPP is classified as a trading security within "Prepaid expenses and other current assets" on the consolidated balance sheet and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature of the sold Receivables and subscriber payment history. Changes in the fair value of the DPP are recognized in operating income on the consolidated statements of comprehensive (loss) income.
On March 31, 2015, of the $3.5 billion of Receivables contributed by the Originators to the SPEs, the SPEs sold approximately $1.8 billion of service Receivables to the Investors in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a DPP of $1.3 billion, with an estimated fair value of $1.2 billion. In accordance with its rights under the Receivable Facility and to facilitate the execution of the April 2015 amendment discussed above, in April 2015 Sprint elected to temporarily suspend sales of receivables by the

SPEs to the Investors and remitted payments received to the Investors to reduce the funded amount to zero. As of June 30, 2015, the amount of the Receivables held by the SPEs and the estimated fair value of the DPP due from Investors was $3.4 billion and $14 million, respectively.
Each SPE’s sole business consists of the purchase or acceptance through capital contributions of the Receivables from the Originators and the subsequent retransfer of, or granting of a security interest in, such Receivables to the bank agent under the Receivables Facility. In addition, each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets or value in the SPE becoming available to the Originators or Sprint. Accordingly, the assets of the SPE are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to pay the investment, yield and fees of the Investors and other creditors of the SPEs may be remitted to the Originators and Sprint during and after the term of the Receivables Facility.
Credit Facilities
Bank Credit Facility
Our revolving bank credit facility that expires in February 2018 requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.5 to 1.0 through the quarter ended December 31, 2015, 6.25 to 1.0 through the quarter ended December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
Export Development Canada (EDC) agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. As of June 30, 2015, the EDC agreement was fully drawn totaling $800 million. Under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. The balance outstanding at June 30, 2015 was $508 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia. The facility can be divided in up to three consecutive tranches of varying size, with borrowings available through October 2017, contingent upon the amount of equipment-related purchases made by Sprint. During the three-month period ended June 30, 2015 we had drawn $185 million on the facility resulting in a total principal amount of $229 million outstanding.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of equipment-related purchases made by Sprint. During the three-month period ended June 30, 2015 we had drawn $161 million on the facility, resulting in a total principal amount of $219 million outstanding.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent. As of June 30, 2015, we had not made any draws on the facility.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each of the facilities and repayments of outstanding amounts cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint

Corporation. The covenants under each of the four secured equipment credit facilities are similar to one another and to the covenants of our revolving bank credit facility and EDC agreement.
As of June 30, 2015, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and all other equipment credit facilities was 5.3 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of June 30, 2015, our liquidity, including cash and cash equivalents, short-term investments, and available borrowing capacity under our revolving bank credit facility and availability under our Receivables Facility was $6.6 billion. Our cash and cash equivalents and short-term investments totaled $2.3 billion as of June 30, 2015 compared to $4.2 billion as of March 31, 2015. As of June 30, 2015, approximately $438 million in letters of credit were outstanding under our $3.3 billion revolving bank credit facility. The amount of the letter of credit required pursuant to the Report and Order was reduced in total by $474 million from $850 million to $376 million as of June 30, 2015. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $2.9 billion of borrowing capacity available under the revolving bank credit facility. In addition to the amounts discussed above, as of June 30, 2015, we had available borrowing capacity of up to $543 million under our Finnvera secured equipment credit facility and an aggregate of $781 million under our K-sure and D/D secured equipment credit facilities. However, utilization of these new facilities depends on the amount and timing of network-related equipment purchases from the applicable suppliers as well as the timing of fund availability for each facility.
We recently introduced device financing plans, including the Sprint Easy Pay installment billing program and our leasing program, that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue and depreciation for leased devices are recorded over the term of the lease. Because a substantial portion of the cost of a device leased through our direct channel is not recorded as cost of products but rather as depreciation expense, there is a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, the installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional plans because they are financing the device.
To meet our liquidity requirements, we look to a variety of sources. In addition to our existing cash and cash equivalents, short-term investments, and cash generated from operating activities, which are our primary sources of funding, we raise funds as necessary from external sources. We rely on the ability to issue debt and equity securities, the ability to access other forms of financing, including debt financing, proceeds from the sale of certain accounts receivable under our Receivables Facility and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available cash and cash equivalents and short-term investments, together with the expected cash flows from operations and funds obtained from financings, whether through existing committed sources or other external sources, will be sufficient to meet our funding requirements through the next twelve months, including debt service requirements and other significant contractual obligations, including the impact of our installment billing and device lease programs. To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to achieve more competitive margins, we expect to continue to raise additional funds from external sources from time to time as necessary, such as a proposed transaction that involves SoftBank and its partners setting up a leasing company to facilitate the monetization of devices currently being leased to our customers. If we are unable to fund our remaining capital needs from external sources on terms acceptable to us, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits from our operations.
In determining our expectation of future funding needs in the next twelve months and beyond, we have made several assumptions regarding:

•
projected revenues and expenses relating to our operations, including those related to our installment billing and device lease programs, along with the success of initiatives such as our expectations of achieving a more competitive cost structure as well as increasing our postpaid handset subscriber base;

•	cash needs related to our installment billing and device leasing programs;

•	current availability of $1.4 billion in funding under the Receivables Facility, which terminates in March 2017;

•	continued availability of our revolving bank credit facility, which expires in February 2018, in the amount of $3.3 billion less outstanding letters of credit;

•
remaining availability of $1.3 billion of our secured equipment credit facilities, all of which is available through 2018 for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•
raising additional funds from external sources such as the proposed transaction that involves SoftBank and its partners setting up a leasing company to facilitate the monetization of devices being leased to our customers;

•	the expected use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, the capacity additions and upgrading of our networks and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices from our indirect dealers;

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, including approximately $12.8 billion coming due over the next five years plus interest due on all outstanding debt;

•	estimated residual values of devices related to our device lease program; and

•	other future contractual obligations and general corporate expenditures.
Our ability to fund our capital needs from external sources is ultimately affected by the overall capacity of, and financing terms available in the banking and securities markets, and the availability of other financing alternatives, as well as our performance and our credit ratings. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility at a reasonable cost of capital.
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B1	B2	Ba2	Ba1	Negative
Standard and Poor's	B+	B+	BB	BB	Negative
Fitch	B+	B+	BB	BB	Stable
We expect to execute on a number of initiatives to increase our subscriber base, including continuing to improve the quality of our network. However, if those initiatives are not successful in attracting valuable subscribers, such as postpaid handset (versus tablet) subscribers in particular, depending on the amount of any difference in actual results versus what we currently anticipate, it may make it difficult for us to generate sufficient EBITDA to remain in compliance with our financial covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness, or adversely impact our ability to raise additional funding through the sources described above, or both. If such events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, or seek funding from other external sources, although there is no assurance we would be successful in any of these actions.
A default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in their maturities being accelerated. Certain indentures and other agreements require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, related supplemental indentures and other agreements.

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015. Below is a graph depicting our future principal maturities of debt as of June 30, 2015.
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $438 million in letters of credit that were outstanding under the unsecured revolving bank credit facility, and (iii) all capital leases and other financing obligations.

OFF-BALANCE SHEET FINANCING
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into the Receivables Facility, a two-year committed facility to sell certain accounts receivable (Receivables) on a revolving basis, subject to a maximum funding limit. The Receivables Facility was amended in April 2015, which extended the expiration date to March 31, 2017 and increased the maximum funding limit to $3.3 billion, of which $1.4 billion was available as of June 30, 2015. Sales of eligible receivables, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The Receivables primarily consist of installment receivables and wireless service charges due from subscribers. On March 31, 2015, of the $3.5 billion of Receivables contributed to bankruptcy-remote special purpose entities (SPEs), approximately $1.8 billion were sold in exchange for $500 million in cash and a $1.3 billion receivable due to Sprint, which had a fair value of $1.2 billion. The receivable due to Sprint was classified as a trading security and was recorded at its estimated fair value of $1.2 billion in "Prepaid expenses and other current assets" on the consolidated balance sheet. In accordance with its rights under the Receivables Facility and to facilitate the execution of the April 2015 amendment discussed above, in April 2015 Sprint elected to temporarily suspend sales of receivables and to remit payments received to reduce the funded amount to zero. As of June 30, 2015, the amount of Receivables contributed to SPEs and the estimated fair value of the receivable due to Sprint was $3.4 billion and $14 million, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The Company applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with accounting principles generally accepted in the United States. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Additional information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2015.

As discussed in Item 7 of the Company’s Annual Report on Form 10-K for the period ended March 31, 2015, one of our critical accounting policies is the evaluation of goodwill and indefinite-lived assets for impairment. As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value. The estimated fair values were determined based on numerous assumptions and estimates, such as Company forecasts, discount rates, growth rates, among others as well as our then-current stock price. During the quarter ended December 31, 2014, events and changes in circumstances triggered an impairment evaluation, which resulted in an impairment loss on our Sprint trade name of $1.9 billion. The stock prices at December 31, 2014 and June 30, 2015 were $4.15 and $4.56, respectively, but the price has declined to $3.29 at August 6, 2015. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results and an estimated control premium.
Sustained declines in the Company’s operating results, forecasted future cash flows, growth rates and other assumptions as compared to the estimates utilized for the purposes of evaluating our goodwill and indefinite-lived assets as of December 31, 2014, as well as a significant, sustained decline in the Company’s stock price and related market capitalization, could affect the results of future impairment assessments and potentially lead to a future material impairment.

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

•
failure to improve subscriber churn, bad debt expense, accelerated cash use, increased costs and write-offs, including with respect to changes in expected residual values related to any of our service plans, including installment billing and leasing programs;

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

•	our ability to provide the desired mix of integrated services to our subscribers;

•	our ability to continue to access our spectrum and acquire additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	our ability to obtain additional financing, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

•	volatility in the trading price of our common stock, weak economic conditions and our ability to access capital, including debt or equity;

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

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2015.

The words "may," "could," "should," "estimate," "project," "forecast," "intend," "expect," "anticipate," "believe," "target," "plan" and similar expressions are intended to identify forward-looking statements. Forward-looking statements are found throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance and operating results. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this report. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this report, including unforeseen events.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended March 31, 2015.

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2015 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases are essentially stayed while the Bennett case is pending. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended June 30, 2015, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended March 31, 2015.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended June 30, 2015, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the three-month period ended June 30, 2015, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended June 30, 2015, SoftBank estimates that gross revenues and net profit generated by such services were both under $1,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: August 7, 2015

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	Amended and Restated Receivables Purchase Agreement, dated April 24, 2015, between Sprint Spectrum L.P., individually and as Servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers, and Purchaser Agents from time to time party thereto, Mizuho Bank, Ltd., as Collateral Agent, The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch, as Administrative Agent, and Mizuho Bank, Ltd., as Administrative Agent	8-K	001-04721	10.1	4/27/2015

10.2	Amended and Restated Receivables Sale Agreement, dated April 24, 2015, between Sprint Spectrum L.P., as an Originator and as Servicer, the other Originators party thereto, and the Buyers from time to time party thereto	8-K	001-04721	10.2	4/27/2015

10.3	Employment Agreement, effective May 31, 2015, by and between Sprint Corporation and Kevin Crull					*

10.4	STI and LTI Plan Information					*

10.5	Employment Agreement, dated August 2, 2015, by and between Sprint Corporation and Tarek Robbiati	8-K	001-04721	10.1	8/3/2015

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.