Form 10-Q
period 2015-09-30
SPRINT Corp
filed 2015-11-09
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT NOVEMBER 2, 2015:

Sprint Corporation Common Stock	3,969,872,033

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$1,972	$4,010
Short-term investments	103	166
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $199 and $204, respectively	1,980	2,290
Device and accessory inventory	889	1,359
Deferred tax assets	63	62
Prepaid expenses and other current assets	2,089	1,890
Total current assets	7,096	9,777
Property, plant and equipment, net	21,061	19,721
Intangible assets
Goodwill	6,575	6,575
FCC licenses and other	40,025	39,987
Definite-lived intangible assets, net	5,155	5,893
Other assets	939	1,077
Total assets	$80,851	$83,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,527	$4,347
Accrued expenses and other current liabilities	4,333	5,293
Current portion of long-term debt, financing and capital lease obligations	1,395	1,300
Total current liabilities	9,255	10,940
Long-term debt, financing and capital lease obligations	32,570	32,531
Deferred tax liabilities	13,929	13,898
Other liabilities	3,940	3,951
Total liabilities	59,694	61,320
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.969 billion and 3.967 billion issued, respectively	40	40
Treasury shares, at cost	—	(7)
Paid-in capital	27,517	27,468
Accumulated deficit	(5,988)	(5,383)
Accumulated other comprehensive loss	(412)	(408)
Total stockholders' equity	21,157	21,710
Total liabilities and stockholders' equity	$80,851	$83,030
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net operating revenues:
Service	$6,880	$7,449	$13,917	$15,132
Equipment	1,095	1,039	2,085	2,145
	7,975	8,488	16,002	17,277
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,453	2,429	4,846	4,949
Cost of products (exclusive of depreciation and amortization included below)	1,290	2,372	2,655	4,530
Selling, general and administrative	2,224	2,301	4,411	4,585
Impairments	85	—	85	—
Severance and exit costs	25	284	38	311
Depreciation	1,412	898	2,653	1,766
Amortization	331	396	678	809
Other, net	157	—	137	—
	7,977	8,680	15,503	16,950
Operating (loss) income	(2)	(192)	499	327
Other expense:
Interest expense	(542)	(510)	(1,084)	(1,022)
Other income, net	5	8	9	9
	(537)	(502)	(1,075)	(1,013)
Loss before income taxes	(539)	(694)	(576)	(686)
Income tax expense	(46)	(71)	(29)	(56)
Net loss	$(585)	$(765)	$(605)	$(742)

Basic net loss per common share	$(0.15)	$(0.19)	$(0.15)	$(0.19)
Diluted net loss per common share	$(0.15)	$(0.19)	$(0.15)	$(0.19)
Basic weighted average common shares outstanding	3,969	3,949	3,968	3,947
Diluted weighted average common shares outstanding	3,969	3,949	3,968	3,947

Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on securities and other	$(9)	$(6)	$(7)	$(6)
Net unrecognized net periodic pension and other postretirement benefits	1	(1)	3	(1)
Other comprehensive (loss) income	(8)	(7)	(4)	(7)
Comprehensive loss	$(593)	$(772)	$(609)	$(749)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net loss	$(605)	$(742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairments	85	—
Depreciation and amortization	3,331	2,575
Provision for losses on accounts receivable	278	493
Share-based and long-term incentive compensation expense	40	65
Deferred income tax expense	28	28
Amortization of long-term debt premiums, net	(157)	(149)
Other changes in assets and liabilities:
Accounts and notes receivable	(1,357)	(828)
Inventories and other current assets	173	(155)
Accounts payable and other current liabilities	(509)	503
Non-current assets and liabilities, net	125	(146)
Other, net	365	63
Net cash provided by operating activities	1,797	1,707
Cash flows from investing activities:
Capital expenditures - network and other	(2,964)	(2,389)
Capital expenditures - leased devices	(1,117)	—
Expenditures relating to FCC licenses	(45)	(79)
Reimbursements relating to FCC licenses	—	95
Proceeds from sales and maturities of short-term investments	279	1,842
Purchases of short-term investments	(216)	(1,789)
Proceeds from sales of assets and FCC licenses	4	101
Other, net	(21)	(6)
Net cash used in investing activities	(4,080)	(2,225)
Cash flows from financing activities:
Proceeds from debt and financings	434	—
Repayments of debt, financing and capital lease obligations	(206)	(363)
Proceeds from issuance of common stock, net	8	46
Other, net	9	—
Net cash provided by (used in) financing activities	245	(317)
Net decrease in cash and cash equivalents	(2,038)	(835)
Cash and cash equivalents, beginning of period	4,010	4,970
Cash and cash equivalents, end of period	$1,972	$4,135
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2015	3,967	$40	$27,468	1	$(7)	$(5,383)	$(408)	$21,710
Net loss						(605)		(605)
Other comprehensive loss, net of tax							(4)	(4)
Issuance of common stock, net	2		1	(1)	7			8
Share-based compensation expense			38					38
Capital contribution by SoftBank			10					10
Balance, September 30, 2015	3,969	$40	$27,517	—	$—	$(5,988)	$(412)	$21,157

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
In April 2014, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Reporting of Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The updated guidance defines discontinued operations as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. Additionally, the disclosure requirements for discontinued operations were expanded and new disclosures for individually significant dispositions that do not qualify as discontinued operations are required. The guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2014, with early adoption permitted for transactions that have not been reported in financial statements previously issued or available for issuance. The standard was effective for the Company's fiscal year beginning April 1, 2015 and will be applied to relevant transactions.
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
In August 2014, the FASB issued authoritative guidance regarding Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The updated guidance requires management to perform interim and annual assessments on whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related disclosures, if required. The standard will be effective for the Company’s fiscal year ending March 31, 2017, although early adoption is permitted. The Company will evaluate the standard, as necessary, upon adoption.
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
In February 2015, the FASB issued authoritative guidance regarding Consolidation, which provides guidance to management when evaluating whether they should consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities will be subject to reevaluation under the revised consolidation model. The standard will be effective for the Company’s fiscal year beginning April 1, 2016, including interim reporting periods within that fiscal year, although early adoption is permitted. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.
In April 2015, the FASB issued authoritative guidance regarding Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 31, 2015, with early adoption permitted. The standard will be effective for the Company’s fiscal year beginning April 1, 2016. In August 2015, the FASB added SEC paragraphs to this guidance which address the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
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
In September 2015, the FASB issued authoritative guidance amending Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2015, with early application permitted for financial statements that have not been issued. The amendments are to be

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

applied prospectively to adjustments that occur after the effective date. The amendments will be effective for the Company for the fiscal year beginning April 1, 2016 and will be applied, as necessary, to future business combinations.

Note 3.	Accounts Receivable Facility
Transaction Overview
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable, including our installment and wireless service receivables (the Receivables) on a revolving basis, subject to a maximum funding limit. The Receivables Facility was amended in April 2015, which extended the expiration date to March 31, 2017 and increased the maximum funding limit to $3.3 billion. The available funding varies based on the amount of eligible receivables (as defined in the Receivables Facility). In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy-remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) transfer Receivables to the SPEs. Receivables contributed by the Originators to the SPEs and available to be sold to the unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) and other financial institutions (together with the Conduits, "Investors") primarily consisted of installment receivables and wireless service charges due from subscribers. The SPEs then may sell the Receivables to a bank agent on behalf of the Investors or their sponsoring banks. Sales of eligible Receivables by the SPEs, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. A subsidiary of Sprint services the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of the servicer's and the Originator's obligations under the Receivables Facility. The fees associated with the Receivables Facility are recognized in selling, general and administrative expenses on the consolidated statements of comprehensive loss.
Receivables sold to the Investors are treated as a sale of financial assets. Upon sale, Sprint derecognizes the Receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities. The difference between the Receivables sold and the cash received, which represents a financial asset due to Sprint from the Investors, is referred by us as the deferred purchase price (DPP). The DPP is realizable by Sprint contingent upon the cash collections on all of the Receivables sold to the Investors. The DPP is classified as a trading security within "Prepaid expenses and other current assets" on the consolidated balance sheet and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature of the sold Receivables and subscriber payment history. Changes in the fair value of the DPP are recognized in operating income on the consolidated statements of comprehensive loss.
On March 31, 2015, we sold approximately $1.8 billion of service receivables to the Investors in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a DPP of $1.3 billion, with an estimated fair value of $1.2 billion. In accordance with our rights under the Receivables Facility and to facilitate the execution of the April 2015 amendment discussed above, in April 2015 Sprint elected to temporarily suspend sales of receivables by the SPEs to the Investors and remitted payments received to the Investors to reduce the funded amount to zero. In September 2015, we sold net service receivables of approximately $1.8 billion to the Investors in exchange for $400 million in cash and $1.4 billion of DPP. As of September 30, 2015, the amount of our installment receivables held by the SPEs, which were not sold to the banks, was $1.1 billion. As of September 30, 2015, the total amount available under the Receivables Facility was $944 million.
In October 2015, we sold net installment receivables of approximately $1.1 billion under the Receivables Facility in exchange for $100 million in cash and $1.0 billion of DPP. In addition, we elected to receive $300 million of cash in respect of the service receivables sold to the Investors, which reduced the amount of DPP due to Sprint. The total amount available under the Receivables Facility and the total amount of the DPP was $587 million and $2.1 billion, respectively, immediately after the October 2015 sale of Receivables. In accordance with the Receivable Facility, we will continue to sell all Receivables to the Investors in exchange for a combination of both DPP and cash. The total amount of cash we elect to receive is dependent upon our liquidity requirements and is limited to the total amount available under the Receivables Facility, which fluctuates over time based on the total amount of Receivables generated during the normal course of our business.

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
Continuing Involvement
Sprint has continuing involvement in the Receivables sold by the SPEs to the Investors because a subsidiary of Sprint services the Receivables. Additionally, in accordance with the Receivables Facility, Sprint is required to repurchase aged Receivables, or those that will be written off in accordance with Sprint's credit and collection policies, both of which result from subscriber non-payment. Sprint recognizes assets and liabilities, as applicable, with respect to its continuing involvement at fair value. Sprint's continuing involvement did not have a material impact on its financial statements as of September 30, 2015.
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
The following table summarizes the installment receivables:

	September 30, 2015	March 31, 2015
	(in millions)
Installment receivables, gross	$1,387	$1,725
Deferred interest	(96)	(139)
Installment receivables, net of deferred interest	1,291	1,586
Allowance for credit losses	(178)	(190)
Installment receivables, net	$1,113	$1,396

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$929	$1,035
Other assets	184	361
Installment receivables, net	$1,113	$1,396
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	September 30, 2015			March 31, 2015
	Prime	Subprime	Total	Prime	Subprime	Total
	(in millions)
Unbilled	$965	$293	$1,258	$1,243	$359	$1,602
Billed - current	67	22	89	65	22	87
Billed - past due	24	16	40	21	15	36
Installment receivables, gross	$1,056	$331	$1,387	$1,329	$396	$1,725

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity in the deferred interest and allowance for credit losses for the installment receivables is as follows:

	Six Months Ended September 30,	Twelve Months Ended March 31,
	2015	2015
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$329	$124
Bad debt expense	93	398
Write-offs, net of recoveries	(105)	(255)
Change in deferred interest on short-term and long-term installment receivables	(43)	62
Deferred interest and allowance for credit losses, end of period	$274	$329

Note 5.	Financial Instruments
The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments (consisting primarily of commercial paper), totaling approximately $103 million and $166 million as of September 30, 2015 and March 31, 2015, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of marketable equity securities totaling $46 million and $40 million as of September 30, 2015 and March 31, 2015, respectively, are measured on a recurring basis using quoted prices in active markets. The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at September 30, 2015	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,616	$22,301	$4,549	$1,689	$28,539

	Carrying amount at March 31, 2015	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,434	$27,238	$4,906	$1,410	$33,554

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $854 million and $2.1 billion as of September 30, 2015 and 2014, respectively. The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	September 30, 2015	March 31, 2015
	(in millions)
Land	$266	$266
Network equipment, site costs and related software	20,443	18,990
Buildings and improvements	766	754
Non-network internal use software, office equipment, leased devices and other	5,597	2,979
Construction in progress	1,583	2,090
Less: accumulated depreciation	(7,594)	(5,358)
Property, plant and equipment, net	$21,061	$19,721
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of September 30, 2015, a majority of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value over the estimated useful life, which is based on the lease term.
The following table presents leased devices and the related accumulated depreciation:

	September 30, 2015	March 31, 2015
	(in millions)
Leased devices	$4,432	$1,974
Less: accumulated depreciation	(823)	(197)
Leased devices, net	$3,609	$1,777
During the six-month periods ended September 30, 2015 and 2014, there were non-cash transfers to leased devices of approximately $1.6 billion and $70 million, respectively, along with a corresponding decrease in "Device and accessory inventory." Non-cash accruals included in leased devices totaled approximately $206 million and $1 million as of September 30, 2015 and 2014, respectively, for devices purchased from indirect dealers that were leased to our subscribers.
Impairments
During the three-month period ended September 30, 2015, we recorded $85 million of asset impairments primarily related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans.

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At September 30, 2015, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

	March 31, 2015	Net Additions	September 30, 2015
	(in millions)
FCC licenses	$35,952	$38	$35,990
Trademarks	4,035	—	4,035
Goodwill	6,575	—	6,575
	$46,562	$38	$46,600
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		September 30, 2015			March 31, 2015
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(3,449)	$3,474	$6,923	$(2,791)	$4,132
Other intangible assets:
Favorable spectrum leases	23 years	884	(91)	793	884	(71)	813
Favorable tower leases	3 to 7 years	589	(242)	347	589	(189)	400
Trademarks	34 years	520	(35)	485	520	(27)	493
Other	4 to 10 years	78	(22)	56	72	(17)	55
Total other intangible assets		2,071	(390)	1,681	2,065	(304)	1,761
Total definite-lived intangible assets		$8,994	$(3,839)	$5,155	$8,988	$(3,095)	$5,893

Note 8.	Accounts Payable
Accounts payable at September 30, 2015 and March 31, 2015 include liabilities in the amounts of $76 million and $90 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			September 30, 2015	March 31, 2015
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Bank credit facility	3.38%			2018			—	—
Export Development Canada (EDC)	3.78	-	4.08%	2015	-	2019	800	800
Secured equipment credit facilities	1.99	-	2.39%	2017	-	2020	889	610
Financing obligation	6.09%			2021			244	275
Capital lease obligations and other	2.35	-	10.52%	2015	-	2023	173	127
Net premiums							946	1,106
							33,965	33,831
Less current portion							(1,395)	(1,300)
Long-term debt, financing and capital lease obligations							$32,570	$32,531
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of September 30, 2015, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of September 30, 2015, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement, and the secured equipment credit facilities, totaling $21.9 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

unconditionally guaranteed by Sprint Corporation. The indenture governing the secured notes of Clearwire Communications LLC restricts the ability of it and its subsidiaries to distribute cash to its parent. Although certain financing agreements restrict the ability of Sprint Communications, Inc. and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, Inc. is generally not restricted.
Cash interest payments, net of amounts capitalized of $29 million and $25 million, totaled $1.2 billion during each of the six-month periods ended September 30, 2015 and 2014.
Notes
As of September 30, 2015, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable semi-annually in arrears. As of September 30, 2015, $30.1 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of September 30, 2015, approximately $21.6 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of September 30, 2015, $300 million aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Credit Facilities
Bank credit facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of September 30, 2015, approximately $435 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had $2.9 billion of borrowing capacity available under the revolving bank credit facility as of September 30, 2015. The required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), is not to exceed 6.5 to 1.0 through the quarter ending December 31, 2015, 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
EDC agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. As of September 30, 2015, the EDC agreement was fully drawn totaling $800 million. Under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. We made regularly scheduled principal repayments totaling $127 million during the six-month period ended September 30, 2015. The balance outstanding at September 30, 2015 was $381 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides us with the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia. The facility can be divided in up to three consecutive tranches of varying size, with borrowings available through October 2017, contingent upon the amount of equipment-related purchases made by Sprint. During the six-month period ended September 30, 2015, we drew $208 million on the facility, and we made principal repayments totaling $28 million, resulting in a total principal amount of $224 million outstanding at September 30, 2015.
K-sure
The K-sure equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of equipment-related purchases made by Sprint. During the six-month period ended September 30, 2015, we drew $226 million on the facility, resulting in a total principal amount of $284 million outstanding at September 30, 2015.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent. As of September 30, 2015, we had not made any draws on the facility.
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
As of September 30, 2015, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
As a result of the United States Cellular (U.S. Cellular) asset acquisition, which closed in May 2013, we recorded a liability related to network shut-down costs, which primarily consisted of lease exit costs, for which we agreed to reimburse U.S. Cellular. During the quarter ended June 30, 2015, we revised our estimate and, as a result, we reduced the reserve, resulting in approximately $20 million of income included in "Other, net" on the consolidated statements of comprehensive loss.
We continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. Additionally, we have commenced a major cost cutting initiative, which is expected to include headcount reductions, among other actions, to reduce operating expenses and improve our operating cash flows. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset impairments, and accelerated depreciation, among others. To date, we have specifically identified exit costs, which are expected to range between approximately $100 million to $225 million, primarily related to ceasing use of WiMAX technology and access exit costs, of which the majority is expected to be incurred by March 31, 2016.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2015	Net (Benefit) Expense		Cash Payments and Other	September 30, 2015
	(in millions)
Lease exit costs	$291	$(2)	(1)	$(62)	$227
Severance costs	119	18	(2)	(103)	34
Access exit costs	44	2	(3)	(22)	24
	$454	$18		$(187)	$285
 _________________

(1)
In addition to the $20 million income (Wireless only) related to U.S. Cellular, we recognized costs of $13 million (Wireless only), and $18 million (Wireless only) for the three and six-month periods ended September 30, 2015, respectively, included in "Other, net" on the consolidated statements of comprehensive loss.

(2)
For the three and six-month periods ended September 30, 2015, we recognized costs of $11 million ($10 million Wireless, $1 million Wireline), and $18 million ($16 million Wireless, $2 million Wireline), respectively, included in "Other, net" on the consolidated statements of comprehensive loss.

(3)
For the three and six-month periods ended September 30, 2015, we recognized costs of $1 million (Wireless only), and $2 million (Wireless only), respectively, included in "Other, net" on the consolidated statements of comprehensive loss.

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Six Months Ended September 30,
	2015	2014
	(in millions)
Income tax benefit at the federal statutory rate	$202	$240
Effect of:
State income taxes, net of federal income tax effect	16	—
State law changes, net of federal income tax effect	25	—
Change in federal and state valuation allowance	(275)	(297)
Other, net	3	1
Income tax expense	$(29)	$(56)
Effective income tax rate	(5.0)%	(8.2)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance by $275 million during the six-month period ended September 30, 2015 on deferred tax assets primarily related to losses incurred during the period that were not currently realizable and expenses recorded during the period that were not currently deductible for income tax purposes. The Company recognized income tax expense to increase the valuation allowance by $297 million during the six-month period ended September 30, 2014 primarily attributable to the net increase in deferred tax assets related to the federal and state net operating loss carryforwards generated during the period offset by a $73 million decrease related to the disposition of certain FCC licenses. The disposition of the FCC licenses resulted in the ability to schedule the reversal of the temporary difference to generate future taxable income during the net operating loss carryforward period when evaluating the ability to realize our deferred tax assets. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $29 million for the six-month period ended September 30, 2015 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses partially offset by tax benefits recorded from changes in state income tax laws enacted during the period. Income tax expense of $56 million for the six-month period ended September 30, 2014 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses during the period offset by a $73 million decrease in valuation allowance attributable to the disposition of certain FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period.
As of September 30, 2015 and March 31, 2015, we maintained unrecognized tax benefits of $169 million and $163 million, respectively. Cash paid for income taxes, net, was $33 million and $40 million for the six-month periods ended September 30, 2015 and 2014, respectively.

Note 12.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff sought class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied. On March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014, we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals. The petition was denied on May 23, 2014. After mediation, the parties reached an agreement to settle the matter, and the settlement amount was substantially paid by the Company's insurers. The district court granted final approval of the settlement in August 2015, and the case is now completed.
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

pending, and the stay has been extended to allow the parties the opportunity to pursue settlement. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also seeks recovery of triple damages under the False Claims Act as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute requires us to collect and remit the disputed taxes. We have accrued $157 million in taxes and interest during the quarter ended September 30, 2015 associated with this matter. We will continue to defend this matter vigorously and we do not expect the resolution to have a material effect on our financial position or results of operations.
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
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, and discovery is substantially complete. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Discovery in that case was consolidated with the breach of fiduciary duty case and is substantially complete. Sprint Communications intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $364 million as of September 30, 2015. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $11 million and $36 million during the three and six-month periods ended September 30, 2015, respectively. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through September 30, 2015 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. During the three-month period ended June 30, 2014, we received a cash payment of approximately $95 million, which represented a reimbursement of prior reconfiguration costs incurred by us that also benefited spectrum recently auctioned by the FCC. We do not expect any further reimbursements.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of the States of Washington, Arizona, California, Texas and New Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the areas where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.

Note 13.	Per Share Data
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 88 million and 67 million as of the periods ended September 30, 2015 and 2014, respectively, in addition to all 55 million shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018.

Note 14.	Segments
Sprint operates two reportable segments: Wireless and Wireline.

•
Wireless primarily includes retail, wholesale, and affiliate revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale of wireless devices (handsets and tablets) and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.

•
Wireline primarily includes revenue from domestic and international wireline voice and data communication services provided to other communications companies and targeted business subscribers, in addition to our Wireless segment.

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
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2015
Net operating revenues	$7,516	$455	$4	$7,975
Inter-segment revenues(1)	—	154	(154)	—
Total segment operating expenses	(5,537)	(580)	150	(5,967)
Segment earnings	$1,979	$29	$—	2,008
Less:
Depreciation				(1,412)
Amortization				(331)
Impairments(2)				(85)
Other, net(3)				(182)
Operating loss				(2)
Interest expense				(542)
Other income, net				5
Loss before income taxes				$(539)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2014
Net operating revenues	$7,929	$555	$4	$8,488
Inter-segment revenues(1)	—	153	(153)	—
Total segment operating expenses	(6,559)	(681)	138	(7,102)
Segment earnings	$1,370	$27	$(11)	1,386
Less:
Depreciation				(898)
Amortization				(396)
Other, net(3)				(284)
Operating loss				(192)
Interest expense				(510)
Other income, net				8
Loss before income taxes				$(694)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2015
Net operating revenues	$15,056	$938	$8	$16,002
Inter-segment revenues(1)	—	301	(301)	—
Total segment operating expenses	(11,003)	(1,201)	292	(11,912)
Segment earnings	$4,053	$38	$(1)	4,090
Less:
Depreciation				(2,653)
Amortization				(678)
Impairments(2)				(85)
Other, net(3)				(175)
Operating income				499
Interest expense				(1,084)
Other income, net				9
Loss before income taxes				$(576)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2014
Net operating revenues	$16,122	$1,148	$7	$17,277
Inter-segment revenues(1)	—	306	(306)	—
Total segment operating expenses	(12,959)	(1,392)	287	(14,064)
Segment earnings	$3,163	$62	$(12)	3,213
Less:
Depreciation				(1,766)
Amortization				(809)
Other, net(3)				(311)
Operating income				327
Interest expense				(1,022)
Other income, net				9
Loss before income taxes				$(686)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the six months ended September 30, 2015	$3,759	$131	$191	$4,081
Capital expenditures for the six months ended September 30, 2014	$2,109	$124	$156	$2,389
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Impairments for the three and six-month periods ended September 30, 2015 are primarily related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans.

(3)
Other, net for the three and six-month periods ended September 30, 2015 consists of $25 million and $38 million, respectively, of severance and exit costs as well as a $157 million accrual for ongoing legal matters recognized in the three-month period ended September 30, 2015. In addition, the six-month period ended September 30, 2015 includes a $20 million release of liability reserves associated with the May 2013 U.S. Cellular asset acquisition. Other, net for the three and six-month periods ended September 30, 2014 consists of $284 million and $311 million, respectively, of severance and exit costs.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2015
Wireless services	$6,222	$—	$—	$6,222
Wireless equipment	1,095	—	—	1,095
Voice	—	212	(85)	127
Data	—	43	(18)	25
Internet	—	323	(48)	275
Other	199	31	1	231
Total net operating revenues	$7,516	$609	$(150)	$7,975

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2014
Wireless services	$6,693	$—	$—	$6,693
Wireless equipment	1,039	—	—	1,039
Voice	—	294	(86)	208
Data	—	53	(22)	31
Internet	—	340	(41)	299
Other	197	21	—	218
Total net operating revenues	$7,929	$708	$(149)	$8,488

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2015
Wireless services	$12,573	$—	$—	$12,573
Wireless equipment	2,085	—	—	2,085
Voice	—	445	(167)	278
Data	—	92	(38)	54
Internet	—	651	(92)	559
Other	398	51	4	453
Total net operating revenues	$15,056	$1,239	$(293)	$16,002

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2014
Wireless services	$13,601	$—	$—	$13,601
Wireless equipment	2,145	—	—	2,145
Voice	—	621	(177)	444
Data	—	109	(46)	63
Internet	—	685	(79)	606
Other	376	39	3	418
Total net operating revenues	$16,122	$1,454	$(299)	$17,277

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Related-Party Transactions
SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the merger with SoftBank, Sprint has entered into various other arrangements with SoftBank or its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, logistical management, and other services.
Specifically, we have arrangements with Brightstar US, Inc. (Brightstar), a wholly-owned subsidiary of SoftBank, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices and new accessories to Brightstar for its own purposes. The supply chain and inventory management arrangement contemplates that Brightstar will purchase inventory from the original equipment manufacturers (OEMs) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three and six-month periods ended September 30, 2015, we incurred fees under these arrangements totaling $20 million and $53 million, respectively. For those OEMs for which Brightstar has not successfully negotiated contracts or does not have sufficient credit under existing contracts, Brightstar will purchase device and accessory inventory from us in order to fulfill orders within our indirect channel. We have provided a $1.0 billion credit line to Brightstar to facilitate certain of these arrangements. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a wholly-owned subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support.
We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels or used to fulfill service and repair needs.
Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	September 30, 2015	March 31, 2015
	(in millions)
Accounts receivable	$264	$430
Accounts payable	$57	$96

Consolidated statements of comprehensive loss:	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Equipment revenues	$402	$102	$777	$119
Cost of products	$343	$78	$761	$94
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended September 30, 2015.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Guarantor Financial Information
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement transaction with registration rights. On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement transaction with registration rights. Each of these issuances is fully and unconditionally guaranteed by Sprint Communications, Inc. (Subsidiary Guarantor), which is a 100 percent owned subsidiary of Sprint Corporation (Parent/Issuer). In connection with the foregoing, the registration rights agreements with respect to the notes required the Company and Sprint Communications, Inc. to use their reasonable best efforts to cause an offer to exchange the notes for a new issue of substantially identical exchange notes registered under the Securities Act of 1933. Accordingly, in November 2014, we completed an exchange offer for these notes in compliance with our registration obligations. We did not receive any proceeds from this exchange offer. In addition, on February 24, 2015, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% notes due 2025 in a registered transaction, which are fully and unconditionally guaranteed by Sprint Communications, Inc.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,513	$459	$—	$1,972
Short-term investments	—	103	—	—	103
Accounts and notes receivable, net	87	67	1,980	(154)	1,980
Device and accessory inventory	—	—	889	—	889
Deferred tax assets	—	—	63	—	63
Prepaid expenses and other current assets	—	14	2,075	—	2,089
Total current assets	87	1,697	5,466	(154)	7,096
Investments in subsidiaries	21,159	22,442	—	(43,601)	—
Property, plant and equipment, net	—	—	21,061	—	21,061
Due from consolidated affiliate	50	22,226	—	(22,276)	—
Note receivable from consolidated affiliate	10,500	459	—	(10,959)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	40,025	—	40,025
Definite-lived intangible assets, net	—	—	5,155	—	5,155
Other assets	132	1,255	703	(1,151)	939
Total assets	$31,928	$48,079	$78,985	$(78,141)	$80,851

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,527	$—	$3,527
Accrued expenses and other current liabilities	139	523	3,825	(154)	4,333
Current portion of long-term debt, financing and capital lease obligations	—	500	895	—	1,395
Total current liabilities	139	1,023	8,247	(154)	9,255
Long-term debt, financing and capital lease obligations	10,500	14,446	8,643	(1,019)	32,570
Deferred tax liabilities	—	—	13,929	—	13,929
Note payable due to consolidated affiliate	—	10,500	459	(10,959)	—
Other liabilities	—	951	2,989	—	3,940
Due to consolidated affiliate	132	—	22,276	(22,408)	—
Total liabilities	10,771	26,920	56,543	(34,540)	59,694
Commitments and contingencies
Total stockholders' equity	21,157	21,159	22,442	(43,601)	21,157
Total liabilities and stockholders' equity	$31,928	$48,079	$78,985	$(78,141)	$80,851

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$7,975	$—	$7,975
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,453	—	2,453
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,290	—	1,290
Selling, general and administrative	—	—	2,224	—	2,224
Impairments	—	—	85	—	85
Severance and exit costs	—	—	25	—	25
Depreciation	—	—	1,412	—	1,412
Amortization	—	—	331	—	331
Other, net	—	—	157	—	157
	—	—	7,977	—	7,977
Operating loss	—	—	(2)	—	(2)
Other income (expense):
Interest income	197	40	—	(236)	1
Interest expense	(197)	(407)	(174)	236	(542)
(Losses) earnings of subsidiaries	(585)	(218)	—	803	—
Other income, net	—	—	4	—	4
	(585)	(585)	(170)	803	(537)
(Loss) income before income taxes	(585)	(585)	(172)	803	(539)
Income tax expense	—	—	(46)	—	(46)
Net (loss) income	(585)	(585)	(218)	803	(585)
Other comprehensive (loss) income	(8)	(8)	(6)	14	(8)
Comprehensive (loss) income	$(593)	$(593)	$(224)	$817	$(593)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,488	$—	$8,488
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,429	—	2,429
Cost of products (exclusive of depreciation and amortization included below)	—	—	2,372	—	2,372
Selling, general and administrative	—	—	2,301	—	2,301
Severance and exit costs	—	—	284	—	284
Depreciation	—	—	898	—	898
Amortization	—	—	396	—	396
	—	—	8,680	—	8,680
Operating loss	—	—	(192)	—	(192)
Other income (expense):
Interest income	169	23	1	(189)	4
Interest expense	(169)	(364)	(166)	189	(510)
(Losses) earnings of subsidiaries	(765)	(424)	—	1,189	—
Other income, net	—	—	4	—	4
	(765)	(765)	(161)	1,189	(502)
(Loss) income before income taxes	(765)	(765)	(353)	1,189	(694)
Income tax expense	—	—	(71)	—	(71)
Net (loss) income	(765)	(765)	(424)	1,189	(765)
Other comprehensive (loss) income	(7)	(7)	(1)	8	(7)
Comprehensive (loss) income	$(772)	$(772)	$(425)	$1,197	$(772)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Six Months Ended September 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$16,002	$—	$16,002
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	4,846	—	4,846
Cost of products (exclusive of depreciation and amortization included below)	—	—	2,655	—	2,655
Selling, general and administrative	—	—	4,411	—	4,411
Impairments	—	—	85	—	85
Severance and exit costs	—	—	38	—	38
Depreciation	—	—	2,653	—	2,653
Amortization	—	—	678	—	678
Other, net	—	—	137	—	137
	—	—	15,503	—	15,503
Operating income	—	—	499	—	499
Other income (expense):
Interest income	395	79	1	(471)	4
Interest expense	(395)	(814)	(346)	471	(1,084)
(Losses) earnings of subsidiaries	(605)	130	—	475	—
Other income, net	—	—	5	—	5
	(605)	(605)	(340)	475	(1,075)
(Loss) income before income taxes	(605)	(605)	159	475	(576)
Income tax expense	—	—	(29)	—	(29)
Net (loss) income	(605)	(605)	130	475	(605)
Other comprehensive (loss) income	(4)	(4)	(2)	6	(4)
Comprehensive (loss) income	$(609)	$(609)	$128	$481	$(609)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Six Months Ended September 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$17,277	$—	$17,277
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	4,949	—	4,949
Cost of products (exclusive of depreciation and amortization included below)	—	—	4,530	—	4,530
Selling, general and administrative	—	—	4,585	—	4,585
Severance and exit costs	—	—	311	—	311
Depreciation	—	—	1,766	—	1,766
Amortization	—	—	809	—	809
	—	—	16,950	—	16,950
Operating income	—	—	327	—	327
Other income (expense):
Interest income	338	46	1	(378)	7
Interest expense	(338)	(732)	(330)	378	(1,022)
(Losses) earnings of subsidiaries	(742)	(56)	—	798	—
Other income, net	—	—	2	—	2
	(742)	(742)	(327)	798	(1,013)
(Loss) income before income taxes	(742)	(742)	—	798	(686)
Income tax expense	—	—	(56)	—	(56)
Net (loss) income	(742)	(742)	(56)	798	(742)
Other comprehensive (loss) income	(7)	(7)	(1)	8	(7)
Comprehensive (loss) income	$(749)	$(749)	$(57)	$806	$(749)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended September 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(759)	$2,670	$(114)	$1,797
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(2,964)	—	(2,964)
Capital expenditures - leased devices	—	—	(1,117)	—	(1,117)
Expenditures relating to FCC licenses	—	—	(45)	—	(45)
Proceeds from sales and maturities of short-term investments	—	219	60	—	279
Purchases of short-term investments	—	(176)	(40)	—	(216)
Change in amounts due from/due to consolidated affiliates	1	(1,270)	—	1,269	—
Proceeds from sales of assets and FCC licenses	—	—	4	—	4
Intercompany note advance to consolidated affiliate	—	(55)	—	55	—
Proceeds from intercompany note advance to consolidated affiliate	—	54	—	(54)	—
Other, net	—	—	(21)	—	(21)
Net cash provided by (used in) investing activities	1	(1,228)	(4,123)	1,270	(4,080)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	434	—	434
Repayments of debt, financing and capital lease obligations	—	—	(206)	—	(206)
Proceeds from issuance of common stock, net	—	8	—	—	8
Intercompany dividends paid to parent	—	—	(114)	114	—
Change in amounts due from/due to consolidated affiliates	—	—	1,269	(1,269)	—
Intercompany note advance from parent	—	—	55	(55)	—
Repayments of intercompany note advance from parent	—	—	(54)	54	—
Other, net	(1)	—	10	—	9
Net cash (used in) provided by financing activities	(1)	8	1,394	(1,156)	245
Net decrease in cash and cash equivalents	—	(1,979)	(59)	—	(2,038)
Cash and cash equivalents, beginning of period	—	3,492	518	—	4,010
Cash and cash equivalents, end of period	$—	$1,513	$459	$—	$1,972

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended September 30, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(679)	$2,586	$(200)	$1,707
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(2,389)	—	(2,389)
Expenditures relating to FCC licenses	—	—	(79)	—	(79)
Reimbursements relating to FCC licenses	—	—	95	—	95
Proceeds from sales and maturities of short-term investments	—	1,842	—	—	1,842
Purchases of short-term investments	—	(1,754)	(35)	—	(1,789)
Change in amounts due from/due to consolidated affiliates	—	(92)	—	92	—
Proceeds from sales of assets and FCC licenses	—	—	101	—	101
Other, net	—	—	(6)	—	(6)
Net cash (used in) provided by investing activities	—	(4)	(2,313)	92	(2,225)
Cash flows from financing activities:
Repayments of debt, financing and capital lease obligations	—	—	(363)	—	(363)
Proceeds from issuance of common stock, net	—	46	—	—	46
Intercompany dividends paid to parent	—	—	(200)	200	—
Change in amounts due from/due to consolidated affiliates	—	—	92	(92)	—
Net cash provided by (used in) financing activities	—	46	(471)	108	(317)
Net decrease in cash and cash equivalents	—	(637)	(198)	—	(835)
Cash and cash equivalents, beginning of period	—	4,125	845	—	4,970
Cash and cash equivalents, end of period	$—	$3,488	$647	$—	$4,135

Note 17.	Subsequent Event
In November 2015, we obtained commitments, subject to customary closing conditions, in connection with a proposed amendment to our Receivables Facility to include the sale of future lease receivables, which may allow us to increase the maximum funding limit under the Receivables Facility by $700 million to a total of $4.0 billion.

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
We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on our wireless networks utilizing various technologies including third generation (3G) code division multiple access (CDMA), fourth generation (4G) services utilizing Long Term Evolution (LTE) and Worldwide Interoperability for Microwave Access (WiMAX) technologies (which we expect to be shut-down by the end of fiscal year 2015). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand.
Wireless
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account. We offer these plans with subsidy, installment billing or leasing programs. The subsidy program primarily requires a two-year service contract and allows for a subscriber to either bring their handset or purchase one at a discount for a new line of service. Our installment billing program does not require a two-year service contract and offers service plans at lower monthly rates compared to subsidy plans, but requires the subscriber to pay full or near full price for the handset over monthly installments. Our leasing program also does not require a two-year service contract, provides for service plans at lower monthly rates compared to subsidy plans and allows qualified subscribers to lease a device and make payments for use of the device over the term of the lease. At the end of the lease term, the subscriber can either turn in the device, continue leasing the device or purchase the device.
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
Wireline
We provide wireline services to other communications companies and targeted business subscribers. In addition, our Wireline segment provides services to our Wireless segment.
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
To achieve these key priorities, we are focusing on the following initiatives. To provide a network that delivers the consistent reliability, capacity and speed that customers demand, we expect to continue to optimize our 3G data network and invest in LTE deployment across all of our spectrum bands. We also expect to deploy new technologies that will help strengthen our competitive position, including the expected use of Voice over LTE, more extensive use of Wi-Fi and the use of small cells to further densify our network.
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
Network
Our current network improvement efforts include optimizing the use of our 1.9 GHz, 800 megahertz (MHz) and 2.5 GHz spectrum and the deployment and optimization of 4G LTE on our 800 MHz and 2.5 GHz spectrum, as well as significantly densifying our network and deploying carrier aggregation.
We plan to densify our network by increasing the number of sites across all spectrum bands. We also continue to deploy carrier aggregation to create wider channels and produce more capacity and faster speeds across the country. Carrier aggregation allows us to utilize our 2.5 GHz spectrum position to carry increased data at faster speeds for those enabled devices that we currently have available to our subscribers. We expect these efforts to produce more data capacity, faster speeds and improved coverage as our network improvement activities are implemented over the course of the next two years.
We continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. Additionally, we have commenced a major cost cutting initiative, which is expected to include headcount reductions, among other actions, to reduce operating expenses and improve our operating cash flows. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset impairments, and accelerated depreciation, among others. To date, we have specifically identified exit costs, which are expected to range between approximately $100 million to $225 million, primarily related to ceasing use of WiMAX technology and access exit costs, of which the majority is expected to be incurred by March 31, 2016.

WiMAX technology was utilized by Clearwire at the time of its acquisition by us in July 2013. We plan to cease using WiMAX technology by the end of fiscal year 2015.
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
Under the Sprint Easy Pay installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to our subsidized plans, this results in better alignment of the equipment revenue with the cost of the device, which reduces the amount of equipment net subsidy recognized in our operating results.
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of September 30, 2015, a majority of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded over the term of the lease and handset cost is recognized in depreciation expense over the estimated useful life, which is based on the lease term. Because a substantial portion of the cost of a device leased through our direct channel is not recorded as cost of products but rather as depreciation expense, there is a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase.
Additionally, Sprint is offering lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full or near full retail price of the handset, purchases the handset under our installment billing program, or leases their handset through our leasing program. As the adoption rates of these plans increase throughout our base of subscribers, we expect our postpaid average revenue per user (ARPU) to continue to decline as a result of lower pricing associated with our new service plans as compared to our subsidized plans, which reflect higher service revenue and lower equipment revenue; however, we also expect reduced equipment net subsidy expense due to installment billing and leasing programs to partially offset these declines. Since inception, the combination of lower priced plans, and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that the installment billing and leasing programs will require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than subsidized plans.
Shentel Transaction
On August 10, 2015 Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we have entered into a series of agreements with Shentel, subject to regulatory approval, to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to include, among other things, the subscribers formerly under the wholesale arrangement with nTelos. The agreements will also expand the area in which Shentel provides wireless service to Sprint customers and will provide for more favorable economic terms. The total consideration for this transaction is expected to include approximately $220 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. At this time, we expect approximately $110 million of the total purchase price to be recorded as a loss, which relates to the termination of our pre-existing wholesale arrangement with nTelos, upon the closing of the transaction, which is expected to occur in the first half of calendar year 2016.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in millions)
Wireless segment earnings	$1,979	$1,370	$4,053	$3,163
Wireline segment earnings	29	27	38	62
Corporate, other and eliminations	—	(11)	(1)	(12)
Consolidated segment earnings	2,008	1,386	4,090	3,213
Depreciation	(1,412)	(898)	(2,653)	(1,766)
Amortization	(331)	(396)	(678)	(809)
Impairments	(85)	—	(85)	—
Other, net	(182)	(284)	(175)	(311)
Operating (loss) income	(2)	(192)	499	327
Interest expense	(542)	(510)	(1,084)	(1,022)
Other income, net	5	8	9	9
Income tax expense	(46)	(71)	(29)	(56)
Net loss	$(585)	$(765)	$(605)	$(742)
Depreciation Expense
Depreciation expense increased $514 million, or 57%, and $887 million, or 50%, in the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to depreciation on leased handsets as a result of the device leasing program that was introduced in September 2014 and increased depreciation related to network asset additions partially offset by a decrease due to assets being retired or fully depreciated.
Amortization Expense
Amortization expense decreased $65 million, or 16%, and $131 million, or 16%, in the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Impairments
During the three-month period ended September 30, 2015, we recorded $85 million of asset impairments primarily related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans.
Other, net
Other, net represented an expense of $182 million and $175 million in the three and six-month periods ended September 30, 2015, respectively. During the three and six-month periods ended September 30, 2015, we recognized a $157 million accrual for ongoing legal matters. In addition, we recognized severance and exit costs for the three and six-month periods ended September 30, 2015, which included $11 million and $18 million, respectively, of severance primarily associated with reductions in force and $14 million and $20 million, respectively, of lease and access exit costs primarily associated with tower and cell site leases and backhaul access contracts for which we will no longer be receiving any economic benefit. As a result of the May 2013 U.S. Cellular asset acquisition, we recorded a liability related to network shut-down costs, which primarily consisted of lease exit costs, for which we agreed to reimburse U.S. Cellular. During the three month period ended June 30, 2015, we revised our estimate and, as a result, we reduced the reserve, resulting in approximately $20 million of income.
Other, net represented an expense of $284 million and $311 million in the three and six-month periods ended September 30, 2014, respectively. Severance and exit costs for the three and six-month periods ended September 30, 2014 included $263 million and $269 million, respectively, of severance primarily associated with reductions in force and $10 million and $13 million, respectively, of lease exit costs primarily associated with call center and retail store closures. In addition, we recognized $11 million and $29 million during the three and six-month periods ended September 30, 2014, respectively, of costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit.
Interest Expense
Interest expense increased $32 million, or 6%, and $62 million, or 6%, in the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to interest associated with $1.5 billion aggregate principal amount of notes issued in February 2015. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $34.1 billion and $34.0 billion was 6.5% in each of the three and six-month periods ended September 30, 2015, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.4 billion and $32.5 billion was 6.4% in each of the three and six-month periods ended September 30, 2014, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Income Taxes
The income tax expense of $46 million and $29 million for the three and six-month periods ended September 30, 2015, respectively, represented consolidated effective tax rates of approximately (9)% and (5)%, respectively. Income tax expense for both periods was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses partially offset by tax benefits from changes in state income tax laws enacted during the periods. The income tax expense of $71 million and $56 million for the three and six-month periods ended September 30, 2014, respectively, represented consolidated effective tax rates of approximately (10)% and (8)%, respectively. Income tax expense of $71 million for the three-month period ended September 30, 2014 was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses. Income tax expense of $56 million for the six-month period ended September 30, 2014 was primarily attributable to an increase in taxable temporary differences from the amortization of FCC licenses for income tax purposes partially offset by a $73 million decrease in the valuation allowance on deferred tax assets resulting from the disposition of certain FCC licenses.

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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total Consolidated segment earnings for the three and six-month periods ended September 30, 2015. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers to our services, as well as ARPU. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services.
In late 2013, we introduced new postpaid service plans, which include device payment through installment billing, that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. In late 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. As the adoption rates of these plans increase throughout our base of subscribers, we expect Sprint platform postpaid ARPU to continue to decline as a result of lower pricing associated with our new service plans as compared to our subsidized plans, which reflect higher service revenue and lower equipment revenue; however, we also expect reduced equipment net subsidy expense due to Sprint Easy Pay and leasing programs to partially offset these declines. During the three and six-month periods ended September 30, 2015, we leased devices through our Sprint direct channels totaling approximately $742 million and $1.6 billion, respectively, which would have increased cost of products and reduced Wireless segment earnings if they had been purchased under the installment billing or subsidized programs. We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our new price plans, results have shown improvement in trends of handset subscribers; however, there can be no assurance that this trend will continue. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we are evaluating our cost model to operationalize a more effective cost structure that better matches our new service plans, which we believe may help to relieve some of the pressure we expect on earnings.
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireless Segment Earnings	2015	2014	2015	2014
	(in millions)
Postpaid	$4,900	$5,377	$9,864	$10,930
Prepaid	1,252	1,197	2,552	2,418
Other(1)	70	119	157	253
Retail service revenue	6,222	6,693	12,573	13,601
Wholesale, affiliate and other	199	197	398	376
Total service revenue	6,421	6,890	12,971	13,977
Cost of services (exclusive of depreciation and amortization)	(2,111)	(1,988)	(4,116)	(4,037)
Service gross margin	4,310	4,902	8,855	9,940
Service gross margin percentage	67%	71%	68%	71%
Equipment revenue	1,095	1,039	2,085	2,145
Cost of products	(1,290)	(2,372)	(2,655)	(4,530)
Equipment net subsidy	(195)	(1,333)	(570)	(2,385)
Equipment net subsidy percentage	(18)%	(128)%	(27)%	(111)%
Selling, general and administrative expense	(2,136)	(2,199)	(4,232)	(4,392)
Wireless segment earnings	$1,979	$1,370	$4,053	$3,163
___________________

(1)	Represents service revenue primarily related to the Clearwire Acquisition on July 9, 2013.
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
Retail service revenue decreased $471 million, or 7%, and $1.0 billion, or 8%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease was primarily due to growth in tablet sales and postpaid subscribers on our new plans that tend to carry a lower average revenue per subscriber. The decrease was partially offset by an increase in average postpaid subscribers mostly due to improved churn and growth in our prepaid Boost brand that carries a higher average revenue per subscriber compared to our other prepaid brands.
Wholesale, affiliate and other revenues increased $2 million, or 1%, and $22 million, or 6%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to imputed interest associated with installment billing on handsets. Approximately 58% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(subscribers in thousands)
Average postpaid subscribers	30,502	30,079	30,337	30,226
Average prepaid subscribers	15,428	15,117	15,665	15,246
Average retail subscribers	45,930	45,196	46,002	45,472
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2014 may be found in the tables on the following pages.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
ARPU(1):
Postpaid	$53.90	$60.24	$54.60	$60.95
Prepaid	$27.86	$27.73	$28.02	$27.85
Average retail	$45.15	$49.36	$45.55	$49.85
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

Postpaid ARPU for the three and six-month periods ended September 30, 2015 decreased compared to the same periods in 2014 primarily due to the impact of subscriber migration to many of our new service plans, resulting in lower service fees combined with ongoing growth in sales of tablets, which carry a lower revenue per subscriber. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2015 as a result of lower service fees associated with many of our new price plans, and a continued increase in tablet mix that carries a lower ARPU; however, as a result of our installment billing and leasing programs, we expect reduced equipment net subsidy expense to partially offset these declines. Prepaid ARPU for the three and six-month periods ended September 30, 2015 increased compared to the same periods in 2014 primarily due to growth in the prepaid Boost brand that carries a higher ARPU as compared to other prepaid brands which are experiencing a decline in subscribers.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015
Net additions (losses) (in thousands)(1)
Sprint platform(2):
Postpaid(3)	(181)	(272)	30	211	310	553
Prepaid(3)	(542)	35	410	546	(366)	(363)
Wholesale and affiliates	503	827	527	492	731	866
Total Sprint platform	(220)	590	967	1,249	675	1,056
Transactions:
Postpaid	(64)	(64)	(49)	(41)	(60)	(70)
Prepaid	(77)	(55)	(39)	(18)	(66)	(64)
Wholesale	27	13	13	22	(22)	(12)
Total Transactions	(114)	(106)	(75)	(37)	(148)	(146)

Total retail postpaid	(245)	(336)	(19)	170	250	483
Total retail prepaid	(619)	(20)	371	528	(432)	(427)
Total wholesale and affiliate	530	840	540	514	709	854
Total Wireless	(334)	484	892	1,212	527	910

End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(3)(4)	29,737	29,465	29,495	29,706	30,016	30,569
Prepaid(3)	14,715	14,750	15,160	15,706	15,340	14,977
Wholesale and affiliates(4)(5)	8,879	9,706	10,233	10,725	11,456	12,322
Total Sprint platform	53,331	53,921	54,888	56,137	56,812	57,868
Transactions(6):
Postpaid	522	458	409	368	308	238
Prepaid	473	418	379	361	295	231
Wholesale	227	240	253	275	253	241
Total Transactions	1,222	1,116	1,041	1,004	856	710

Total retail postpaid(3)(4)	30,259	29,923	29,904	30,074	30,324	30,807
Total retail prepaid(3)	15,188	15,168	15,539	16,067	15,635	15,208
Total wholesale and affiliates(4)(5)	9,106	9,946	10,486	11,000	11,709	12,563
Total Wireless	54,553	55,037	55,929	57,141	57,668	58,578

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid.	988	1,039	1,180	1,320	1,439	1,576
Wholesale and affiliates	4,192	4,635	5,175	5,832	6,620	7,338
Total	5,180	5,674	6,355	7,152	8,059	8,914
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

(2)	Sprint platform refers to the Sprint network that supports the wireless service we provide through our multiple brands.

(3)
Approximately 175,000 subscribers were transferred out of the prepaid subscriber base and into the postpaid subscriber base as a result of their decision to choose to participate in a program offered to certain tenured prepaid subscribers. See the discussion under "Subscriber Results" for additional details.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(5)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,837,000 subscribers at September 30, 2015 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended September 30, 2015.

(6)	End of period transactions subscribers reflects postpaid, prepaid and wholesale subscribers acquired as a result of the Clearwire Acquisition.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.05%	2.18%	2.30%	1.84%	1.56%	1.54%
Prepaid(2)	4.44%	3.76%	3.94%	3.84%	5.08%	5.07%
Transactions(3):
Postpaid	4.15%	4.66%	4.09%	3.87%	6.07%	8.55%
Prepaid	6.28%	5.70%	4.95%	3.77%	7.23%	8.51%

Total retail postpaid	2.09%	2.22%	2.33%	1.87%	1.61%	1.61%
Total retail prepaid	4.50%	3.81%	3.97%	3.84%	5.13%	5.13%
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

(3)	Subscriber churn related to the Clearwire Acquisition.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015
ARPU
Sprint platform:
Postpaid	$62.07	$60.58	$58.90	$56.94	$55.48	$54.02
Prepaid	$27.38	$27.19	$27.12	$27.50	$27.81	$27.54
Transactions(1):
Postpaid	$39.16	$39.69	$39.85	$40.28	$40.47	$40.62
Prepaid	$45.15	$45.52	$45.80	$46.68	$46.10	$45.82

Total retail postpaid	$61.65	$60.24	$58.63	$56.72	$55.31	$53.90
Total retail prepaid	$27.97	$27.73	$27.61	$27.95	$28.18	$27.86
_______________________

(1)	Subscriber ARPU related to the Clearwire Acquisition.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended September 30, 2015, net postpaid subscriber additions were 553,000 compared to net subscriber losses of 272,000 in the same period in 2014, inclusive of 228,000 and 261,000 net additions of tablets, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The primary driver for the net additions in the current quarter was the continued popularity of tablets and our new pricing plan options launched in the second half of fiscal year 2014 in addition to 199,000 subscribers that transferred from prepaid to postpaid due to the specific program offerings as described below, combined with improving churn as subscribers benefit from the improved network quality.
During the three-month period ended September 30, 2015, we introduced a program to provide certain tenured Boost and Virgin Mobile prepaid subscribers with the opportunity to receive an extension of credit for their use of wireless service. Subscribers who opt-in to this program may also qualify for certain device offers and/or service credits. During the three-month period ended September 30, 2015, approximately 175,000 subscribers chose to participate in this program and were migrated from the prepaid subscriber base into the postpaid subscriber base under their respective Boost and Virgin Mobile brands.
In mid-June 2015, we implemented a program targeting our high tenure prepaid subscribers with consistent payment history, providing them the option to become a postpaid subscriber. During the three-month period ended September 30, 2015, approximately 24,000 prepaid subscribers with a consistent payment history switched to a postpaid plan as part of the program.
Retail Prepaid — During the three-month period ended September 30, 2015, we lost 363,000 net prepaid subscribers compared to additions of 35,000 in the same period in 2014. The net losses in the quarter were primarily due to subscriber losses in the Boost and Virgin Mobile prepaid brands primarily due to continued competition as well as subscribers transferring from prepaid to postpaid for specific program offerings described above, partially offset by fewer Assurance Wireless deactivations related to annual recertifications in 2015 compared to 2014. Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 12.3 million Sprint platform subscribers included in wholesale and affiliates, approximately 60% represent connected devices. Wholesale and affiliate subscriber net additions were 866,000 during the three-month period ended September 30, 2015 compared to 827,000 during the same period in 2014, inclusive of net additions of connected devices totaling 718,000 and 443,000, respectively. The increase in net additions was primarily attributable to growth in connected device subscribers.
Transactions Subscribers
As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. For the three-month period ended September 30, 2015, we had net postpaid subscriber losses of 70,000, net prepaid subscriber losses of 64,000 and net wholesale subscriber losses of 12,000.
Cost of Services
Cost of services consists primarily of:

•
costs to operate and maintain our networks, including direct switch and cell site costs, such as rent, utilities, maintenance, labor costs associated with network employees, and spectrum frequency leasing costs;

•
fixed and variable interconnection costs, the fixed component of which consists of monthly flat-rate fees for facilities leased from local exchange carriers and other providers based on the number of cell sites and switches in service in a particular period and the related equipment installed at each site, and the variable component of which generally consists of per-minute use fees charged by wireline providers for calls terminating on their networks, which fluctuate in relation to the level and duration of those terminating calls;

•	long distance costs paid to the Wireline segment;

•	costs to service and repair devices;

•	regulatory fees;

•	roaming fees paid to other carriers; and

•	fixed and variable costs relating to payments to third parties for the subscriber use of their proprietary data applications, such as messaging, music and cloud services and connected vehicle fees.
Cost of services increased $123 million, or 6%, and $79 million, or 2%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014, primarily due to increased service and repair costs as a result of higher costs per unit of new and used devices. These increases were partially offset by decreases in roaming costs primarily due to lower rates.
Equipment Net Subsidy
We recognize equipment revenue and corresponding costs of equipment when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our devices are sold under the subsidy program, the installment billing program, or leased under the leasing program. Under the subsidy program, we offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Under the installment billing program, the device is sold at or near full retail price and we recognize most of the future expected installment payments at the time of sale of the device, which results in the recognition of significantly less equipment net subsidy. Under the leasing program, lease revenue is recorded over the term of the lease, and handset cost is recognized in depreciation expense over the estimated useful life, which is based on the lease term.
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
Equipment revenue increased $56 million, or 5%, and decreased $60 million, or 3%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014. The increase in equipment revenue for the three-month period ended September 30, 2015 was primarily due to higher revenue from the leasing program combined with a higher average sales price per postpaid handset sold, partially offset by a decrease in postpaid and prepaid handsets sold and a lower average sales price per prepaid handset sold. The decrease in equipment revenue for the six-month period ended September 30, 2015 was primarily due to a decrease in postpaid handsets sold combined with lower average sales price per prepaid handset sold, partially offset by higher revenue from the installment billing and leasing programs, a higher average sales price per postpaid handset sold and an increase in prepaid handsets sold. Cost of products decreased $1.1 billion, or 46%, and $1.9 billion, or 41%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to a decrease in postpaid handsets sold as a result of customers choosing to lease devices instead of purchasing them.
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
Sales and marketing expense was relatively flat for the three and six-month periods ended September 30, 2015 compared to the same periods in 2014.
General and administrative costs decreased $76 million, or 8%, and $171 million, or 9%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to a decrease in bad debt expense and in customer care costs as a result of lower call volumes and labor-related initiatives partially offset by increases in other general and administrative expenses.

Bad debt expense decreased $150 million, or 57%, and $218 million, or 45%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014 primarily related to an improved aging as a result of customer credit profile improvement and fewer accounts written off due to improvements in churn, partially offset by a higher average balance of accounts written off. We reassess our allowance for doubtful accounts quarterly. Changes in our allowance for doubtful accounts are largely attributable to the analysis of historical collection experience and changes, if any, in credit policies established for subscribers.

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
We continue to assess the portfolio of services provided by our Wireline business and are focusing our efforts on IP-based data services and de-emphasizing stand-alone voice services and non-IP-based data services. We also continue to provide voice services primarily to business subscribers. Our Wireline segment markets and sells its services primarily through direct sales representatives.
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

The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireline Segment Earnings	2015	2014	2015	2014
	(in millions)
Voice	$212	$294	$445	$621
Data	43	53	92	109
Internet	323	340	651	685
Other	31	21	51	39
Total net service revenue	609	708	1,239	1,454
Cost of services (exclusive of depreciation)	(495)	(593)	(1,029)	(1,219)
Service gross margin	114	115	210	235
Service gross margin percentage	19%	16%	17%	16%
Selling, general and administrative expense	(85)	(88)	(172)	(173)
Wireline segment earnings	$29	$27	$38	$62
Wireline Revenue
Voice Revenues
Voice revenues for the three and six-month periods ended September 30, 2015 decreased $82 million, or 28%, and $176 million, or 28%, respectively, compared to the same periods in 2014. The decrease was driven by lower volume and overall rate declines, primarily due to decreases in international hubbing volumes, combined with the decline in prices for the sale of services to our Wireless segment in the three and six-month periods ended September 30, 2015. Voice revenues generated from the sale of services to our Wireless segment represented 40% and 38% of total voice revenues for the three and six-month periods ended September 30, 2015, respectively, compared to 29% for each of the same periods in 2014.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $10 million, or 19%, and $17 million, or 16%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 42% and 41% of total data revenue for the three and six-month periods ended September 30, 2015, respectively, compared to 42% for each of the same periods in 2014.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $17 million, or 5% and $34 million, or 5%, for the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 15% and 14% of total Internet revenues for the three and six-month periods ended September 30, 2015, respectively, compared to 12% for each of the same periods in 2014.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $10 million, or 48%, and $12 million, or 31%, in the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $98 million, or 17%, and $190 million, or 16%, in the three and six-month periods ended September 30, 2015, respectively, compared to the same periods in 2014. The decrease was primarily due to lower international voice volume and rates combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage increased from 16% in each of the three and six-month periods ended September 30, 2014 to 19% and 17% in the three and six-month periods ended September 30, 2015, respectively, primarily as a result of a decrease in cost of services partially offset by a decrease in net service revenue .
Selling, General and Administrative Expense
Selling, general and administrative expense was relatively flat in both the three and six-month periods ended September 30, 2015 compared to the same periods in 2014. Total selling, general and administrative expense as a percentage of net services revenue was 14% for each of the three and six-month periods ended September 30, 2015 compared to 12% for each of the same periods in 2014.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	September 30,
	2015	2014
	(in millions)
Net cash provided by operating activities	$1,797	$1,707
Net cash used in investing activities	$(4,080)	$(2,225)
Net cash provided by (used in) financing activities	$245	$(317)
Operating Activities
Net cash provided by operating activities of $1.8 billion in the six-month period ended September 30, 2015 increased $90 million from the same period in 2014. The increase was primarily due to $472 million of reduced cash paid to vendors partially offset by reduced cash received from customers of $332 million, which includes $100 million of net activity under the Receivables Facility comprised of $500 million of repayments in the prior quarter and $400 million of receipts in the current quarter as described below. In addition, we had increased interest payments of $55 million primarily associated with $1.5 billion aggregate principal amount of notes issued in February 2015.
Investing Activities
Net cash used in investing activities in the six-month period ended September 30, 2015 increased by approximately $1.9 billion compared to the same period in 2014, primarily due to increased capital expenditures of $575 million and purchases of $1.1 billion of leased devices from indirect dealers. In addition, in the six-month period ended September 30, 2014, we received $95 million in reimbursements of our costs of clearing the H Block spectrum as part of the Report and Order obligations and $101 million of proceeds from the sale of assets and FCC licenses of which $90 million was related to the sale of certain FCC licenses.
Financing Activities
Net cash provided by financing activities was $245 million during the six-month period ended September 30, 2015, which was primarily due to draws of $208 million and $226 million on our Finnvera plc (Finnvera) and K-sure secured equipment credit facilities, respectively. These draws were partially offset by repayments related to our secured equipment credit facilities and capital leases. Net cash used in financing activities was $317 million during the six-month period ended September 30, 2014, which was primarily due to principal payments on the iPCS, Inc. notes due 2014 of approximately $181 million and a scheduled principal payment on our secured equipment credit facility of approximately $127 million.
Working Capital
We had negative working capital of $2.2 billion and $1.2 billion as of September 30, 2015 and March 31, 2015, respectively. The decline in working capital is due to a decrease in cash of $2.0 billion primarily due to cash paid for capital expenditures, which was partially offset by net cash provided by operating activities and proceeds from draws on our secured equipment credit facilities. In addition, device and accessory inventory decreased $470 million. These decreases were offset by decreases in accounts payable of $820 million primarily as a result of invoices with extended payment terms with certain network equipment suppliers coming due and timing of purchases and payments associated with device launches. Additionally, accrued expenses and other current liabilities decreased $960 million primarily due to decreased employee accruals and decreased accrued capital expenditures for unbilled services. The remaining balance was due to changes to other working capital items.

Long-Term Debt and Other Financing
Receivables Facility
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into a two-year committed facility (Receivables Facility) to sell certain accounts receivable, including our installment and wireless service receivables (the Receivables) on a revolving basis, subject to a maximum funding limit. The Receivables Facility was amended in April 2015, which extended the expiration date to March 31, 2017 and increased the maximum funding limit to $3.3 billion. The available funding varies based on the amount of eligible receivables (as defined in the Receivables Facility). In connection with the Receivables Facility, Sprint formed wholly-owned subsidiaries that are bankruptcy-remote special purpose entities (SPEs). Pursuant to the Receivables Facility, certain Sprint subsidiaries (Originators) transfer Receivables to the SPEs. Receivables contributed by the Originators to the SPEs and available to be sold to the unaffiliated multi-seller asset-backed commercial paper conduits (Conduits) and other financial institutions (together with the Conduits, the "Investors") primarily consisted of installment receivables and wireless service charges due from subscribers. The SPEs then may sell the Receivables to a bank agent on behalf of the Investors or their sponsoring banks. A subsidiary of Sprint services the Receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of the servicer's and the Originators' obligations under the Receivables Facility. Sales of eligible Receivables by the SPEs, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The fees associated with the Receivables Facility are recognized in selling, general and administrative expenses on the consolidated statements of comprehensive loss.
Receivables sold to the Investors are treated as a sale of financial assets. Upon sale, Sprint derecognizes the Receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities. The difference between the Receivables sold and the cash received, which represents a financial asset due to Sprint from the Investors, is referred by us as the deferred purchase price (DPP). The DPP is realizable by Sprint contingent upon the cash collections on all of the Receivables sold to the Investors. The DPP is classified as a trading security within "Prepaid expenses and other current assets" on the consolidated balance sheet and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature of the sold Receivables and subscriber payment history. Changes in the fair value of the DPP are recognized in operating income on the consolidated statements of comprehensive loss.
On March 31, 2015, we sold approximately $1.8 billion of service receivables to the Investors in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a DPP of $1.3 billion, with an estimated fair value of $1.2 billion. In accordance with our rights under the Receivables Facility and to facilitate the execution of the April 2015 amendment discussed above, in April 2015 Sprint elected to temporarily suspend sales of receivables by the SPEs to the Investors and remitted payments received to the Investors to reduce the funded amount to zero. In September 2015, we sold net service receivables of approximately $1.8 billion to the Investors in exchange for $400 million in cash and $1.4 billion of DPP. As of September 30, 2015, the amount of our installment receivables held by the SPEs, which were not sold to the banks, was $1.1 billion. As of September 30, 2015, the total amount available under the Receivables Facility was $944 million.
In October 2015, we sold net installment receivables of approximately $1.1 billion under the Receivables Facility in exchange for $100 million in cash and $1.0 billion of DPP. In addition, we elected to receive $300 million of cash in respect of the service receivables sold to the Investors, which reduced the amount of DPP due to Sprint. The total amount available under the Receivables Facility and the total amount of the DPP was $587 million and $2.1 billion, respectively, immediately after the October 2015 sale of Receivables. In accordance with the Receivable Facility, we will continue to sell all Receivables to the Investors in exchange for a combination of both DPP and cash. The total amount of cash we elect to receive is dependent upon our liquidity requirements and is limited to the total amount available under the Receivables Facility, which fluctuates over time based on the total amount of Receivables generated during the normal course of our business.
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
Credit Facilities
Bank Credit Facility
Our revolving bank credit facility that expires in February 2018 requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.5 to 1.0 through the quarter ending December 31, 2015, 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
Export Development Canada (EDC) agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. As of September 30, 2015, the EDC agreement was fully drawn totaling $800 million. Under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. The balance outstanding at September 30, 2015 was $381 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network equipment-related purchases from Nokia. The facility can be divided in up to three consecutive tranches of varying size, with borrowings available through October 2017, contingent upon the amount of equipment-related purchases made by Sprint. During the six-month period ended September 30, 2015, we had drawn $208 million on the facility, and we made principal repayments totaling $28 million, resulting in a total principal amount of $224 million outstanding at September 30, 2015.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network equipment-related purchases from Samsung. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of equipment-related purchases made by Sprint. During the six-month period ended September 30, 2015, we had drawn $226 million on the facility, resulting in a total principal amount of $284 million outstanding at September 30, 2015.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent. As of September 30, 2015, we had not yet made any draws on the facility.
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
As of September 30, 2015, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and all other equipment credit facilities was 4.8 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.

Liquidity and Capital Resources
As of September 30, 2015, our liquidity, including cash and cash equivalents, short-term investments, and available borrowing capacity under our revolving bank credit facility and availability under our Receivables Facility was $5.9 billion. Our cash and cash equivalents and short-term investments totaled $2.1 billion as of September 30, 2015 compared to $4.2 billion as of March 31, 2015. As of September 30, 2015, approximately $435 million in letters of credit were outstanding under our $3.3 billion revolving bank credit facility. The amount of the letter of credit required pursuant to the Report and Order was reduced to $364 million as of September 30, 2015. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had $2.9 billion of borrowing capacity available under the revolving bank credit facility. In addition to the amounts discussed above, as of September 30, 2015, we had available borrowing capacity of up to $520 million under our Finnvera secured equipment credit facility and a combined total of $716 million under our K-sure and D/D secured equipment credit facilities. However, utilization of these new facilities is dependent upon the amount and timing of network-related equipment purchases from the applicable suppliers, as well as the period of time remaining to complete any further borrowings available under each facility.
We offer device financing plans, including the Sprint Easy Pay installment billing program and our leasing program, that allow subscribers to forgo traditional service contracts and handset subsidies in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue and depreciation for devices under operating leases are recorded over the estimated useful life, which is based on the lease term. Because a substantial portion of the cost of a device leased through our direct channel is not recorded as cost of products but rather as depreciation expense, there is a positive impact to Wireless segment earnings. If the mix of devices under operating leases continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, the installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than subsidized plans because they are financing the device.
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
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to achieve more competitive margins through cost reduction initiatives, we expect to continue to raise additional funds from external sources from time to time as necessary, such as the proposed transaction that involves SoftBank and its partners setting up a leasing company to facilitate the monetization of certain devices currently being leased to our customers. Our ability to meet our funding requirements through the next twelve months is dependent upon our ability to obtain external funding and to successfully execute on our cost reduction initiatives. In November 2015, we obtained commitments, subject to customary closing conditions, in connection with a proposed amendment to our Receivables Facility to include the sale of future lease receivables, which may allow us to increase the maximum funding limit under the Receivables Facility by $700 million to a total of $4.0 billion. If we are unable to obtain external funding and execute on our cost reduction initiatives, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits from our operations.
In determining our expectation of future funding needs in the next twelve months and beyond, we have made several assumptions regarding:

•
projected revenues and expenses relating to our operations, including those related to our installment billing and device lease programs, along with the success of initiatives such as our expectations of achieving a more competitive cost structure through cost reduction initiatives and increasing our postpaid handset subscriber base;

•	cash needs related to our installment billing and device leasing programs;

•	current availability of $587 million in funding under the Receivables Facility, which terminates in March 2017;

•	continued availability of our revolving bank credit facility, which expires in February 2018, in the amount of $3.3 billion less outstanding letters of credit;

•	remaining availability of $1.2 billion of our secured equipment credit facilities for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•
raising additional funds from external sources such as the proposed transaction that involves SoftBank and its partners setting up a leasing company to facilitate the monetization of devices being leased to our customers and the proposed amendment to our Receivables Facility to include the sale of future lease receivables;

•	the expected use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, the capacity additions and upgrading of our networks and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices from our indirect dealers;

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, including approximately $14.3 billion coming due over the next five years plus interest due on all outstanding debt;

•	estimated residual values of devices related to our device lease program; and

•	other future contractual obligations and general corporate expenditures.
Our ability to fund our needs from external sources is ultimately affected by the overall capacity of, and financing terms available in the banking and securities markets, and the availability of other financing alternatives, as well as our performance and our credit ratings. Given our recent financial performance as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility at a reasonable cost of capital.
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B3	Caa1	B1	Ba3	Negative
Standard and Poor's	B+	B+	BB	BB	Negative
Fitch	B+	B+	BB	BB	Stable
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

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015. Below is a graph depicting our future principal maturities of debt as of September 30, 2015.
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $435 million in letters of credit that were outstanding under the unsecured revolving bank credit facility, and (iii) all capital leases and other financing obligations.

OFF-BALANCE SHEET FINANCING
On May 16, 2014, certain wholly-owned subsidiaries of Sprint entered into the Receivables Facility, a two-year committed facility to sell certain accounts receivable, including our installment and wireless service receivables (the Receivables) on a revolving basis, subject to a maximum funding limit. The Receivables Facility was amended in April 2015, which extended the expiration date to March 31, 2017 and increased the maximum funding limit to $3.3 billion. Sales of eligible receivables, once initiated, generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The Receivables primarily consist of installment receivables and wireless service charges due from subscribers. On March 31, 2015, we sold approximately $1.8 billion of service receivables in exchange for $500 million in cash and a deferred purchase price (DPP) of $1.3 billion. In accordance with our rights under the Receivables Facility and to facilitate the execution of the April 2015 amendment discussed above, in April 2015 Sprint elected to temporarily suspend sales of receivables and to remit payments received to reduce the funded amount to zero.
In September 2015, we sold net service receivables of approximately $1.8 billion in exchange for $400 million in cash and $1.4 billion of DPP. As of September 30, 2015, the amount of our installment receivables held by bankruptcy-remote special purpose entities (SPEs), which were not sold to the banks, was $1.1 billion. As of September 30, 2015, the total amount available under the Receivables Facility was $944 million.
In October 2015, we sold net installment receivables of approximately $1.1 billion under the Receivables Facility in exchange for $100 million in cash and $1.0 billion of DPP. In addition, we elected to receive $300 million of cash in respect of the service receivables sold to the Investors, which reduced the amount of DPP due to Sprint. The total amount available under the Receivables Facility and the total amount of the DPP was $587 million and $2.1 billion, respectively, immediately after the October 2015 sale of Receivables. In accordance with the Receivable Facility, we will continue to sell all Receivables to the Investors in exchange for a combination of both DPP and cash. The total amount of cash we elect to receive is dependent upon our liquidity requirements and is limited to the total amount available under the Receivables Facility, which fluctuates over time based on the total amount of Receivables generated during the normal course of our business.

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
As discussed in Item 7 of the Company’s Annual Report on Form 10-K for the period ended March 31, 2015, one of our critical accounting policies is the evaluation of goodwill and indefinite-lived assets for impairment. As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value. The estimated fair values were determined based on numerous assumptions and estimates, such as Company forecasts, discount rates, growth rates, among others as well as our then-current stock price. During the quarter ended December 31, 2014, events and changes in circumstances triggered an impairment evaluation, which resulted in an impairment loss on our Sprint trade name of $1.9 billion. The stock price at September 30, 2015 of $3.84 was below the net book value per share price of $5.33. However, the price has increased to $4.68 at November 5, 2015. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results and an estimated control premium.
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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•	our ability to obtain additional financing, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

•	our ability to operationalize the expected benefits of the proposed leasing transaction involving SoftBank and its partners;

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	the effective implementation of our plans to improve the quality of our network, including timing, execution, technologies, costs, and performance of our network;

•
failure to improve subscriber churn, bad debt expense, accelerated cash use, costs and write-offs, including with respect to changes in expected residual values related to any of our service plans, including installment billing and leasing programs;

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2015 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The plaintiff sought class action status for purchasers of Sprint Communications common stock from October 26, 2006 to February 27, 2008. On January 6, 2011, the Court denied the motion to dismiss. Subsequently, our motion to certify the January 6, 2011 order for an interlocutory appeal was denied. On March 27, 2014, the court certified a class including bondholders as well as stockholders. On April 11, 2014, we filed a petition to appeal that certification order to the Tenth Circuit Court of Appeals. The petition was denied on May 23, 2014. After mediation, the parties reached an agreement to settle the matter, and the settlement amount was substantially paid by the Company's insurers. The district court granted final approval of the settlement in August, 2015, and the case is now completed.
In addition, five related stockholder derivative suits were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and the stay has been extended to allow the parties the opportunity to pursue settlement. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, and discovery is substantially complete. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Discovery in that case was consolidated with the breach of fiduciary duty case and is substantially complete. Sprint Communications intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended September 30, 2015, there were no material developments in the status of these legal proceedings.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended September 30, 2015, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended September 30, 2015, SoftBank estimates that gross revenues and net profit generated by such services were both under $1,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: November 9, 2015

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	Second Amendment to Employment Agreement, effective July 27, 2015, by and between Sprint Corporation and John C. Saw					*

10.2	Employment Agreement, effective August 3, 2015, by and between Sprint Corporation and Guenther Ottendorfer					*

10.3	Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	8-K	001-04721	10.1	8/11/2015

10.4	Sprint Corporation 2015 Omnibus Incentive Plan					*

10.5	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for non-employee directors					*

10.6
Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers in exchange for reduced long-term incentive opportunities
*

10.7	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain other executive officers					*

10.8	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson					*

10.9	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers other than Robert L. Johnson					*

10.10	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers other than Robert L. Johnson					*

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.