Form 10-Q
period 2015-12-31
SPRINT Corp
filed 2016-02-04
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT FEBRUARY 2, 2016:

Sprint Corporation Common Stock	3,971,223,232

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2015	2015
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,175	$4,010
Short-term investments	41	166
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $38 and $204, respectively	1,033	2,290
Device and accessory inventory	995	1,359
Deferred tax assets	—	62
Prepaid expenses and other current assets	2,317	1,890
Total current assets	6,561	9,777
Property, plant and equipment, net	20,645	19,721
Intangible assets
Goodwill	6,575	6,575
FCC licenses and other	40,052	39,987
Definite-lived intangible assets, net	4,807	5,893
Other assets	911	1,077
Total assets	$79,551	$83,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,078	$4,347
Accrued expenses and other current liabilities	4,474	5,293
Deferred tax liabilities	186	—
Current portion of long-term debt, financing and capital lease obligations	3,324	1,300
Total current liabilities	11,062	10,940
Long-term debt, financing and capital lease obligations	30,429	32,531
Deferred tax liabilities	13,773	13,898
Other liabilities	3,954	3,951
Total liabilities	59,218	61,320
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.970 billion and 3.967 billion issued, respectively	40	40
Treasury shares, at cost	—	(7)
Paid-in capital	27,536	27,468
Accumulated deficit	(6,824)	(5,383)
Accumulated other comprehensive loss	(419)	(408)
Total stockholders' equity	20,333	21,710
Total liabilities and stockholders' equity	$79,551	$83,030
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Net operating revenues:
Service	$6,683	$7,272	$20,600	$22,404
Equipment	1,424	1,701	3,509	3,846
	8,107	8,973	24,109	26,250
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,348	2,330	7,194	7,279
Cost of products (exclusive of depreciation and amortization included below)	1,589	2,952	4,244	7,482
Selling, general and administrative	2,129	2,647	6,540	7,232
Impairments	—	2,133	—	2,133
Severance and exit costs	209	22	247	333
Depreciation	1,549	940	4,202	2,706
Amortization	316	380	994	1,189
Other, net	164	109	386	109
	8,304	11,513	23,807	28,463
Operating (loss) income	(197)	(2,540)	302	(2,213)
Other expense:
Interest expense	(546)	(506)	(1,630)	(1,528)
Other income, net	4	10	13	19
	(542)	(496)	(1,617)	(1,509)
Loss before income taxes	(739)	(3,036)	(1,315)	(3,722)
Income tax (expense) benefit	(97)	657	(126)	601
Net loss	$(836)	$(2,379)	$(1,441)	$(3,121)

Basic net loss per common share	$(0.21)	$(0.60)	$(0.36)	$(0.79)
Diluted net loss per common share	$(0.21)	$(0.60)	$(0.36)	$(0.79)
Basic weighted average common shares outstanding	3,970	3,957	3,969	3,950
Diluted weighted average common shares outstanding	3,970	3,957	3,969	3,950

Other comprehensive (loss) income, net of tax:
Net unrealized holding losses on securities and other	$(9)	$(12)	$(16)	$(18)
Net unrecognized net periodic pension and other postretirement benefits	2	(208)	5	(209)
Other comprehensive loss	(7)	(220)	(11)	(227)
Comprehensive loss	$(843)	$(2,599)	$(1,452)	$(3,348)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2015	2014
	(in millions)
Cash flows from operating activities:
Net loss	$(1,441)	$(3,121)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairments	—	2,133
Depreciation and amortization	5,196	3,895
Provision for losses on accounts receivable	385	730
Share-based and long-term incentive compensation expense	58	89
Deferred income tax expense (benefit)	120	(634)
Amortization of long-term debt premiums, net	(236)	(226)
Loss on disposal of property, plant and equipment	228	—
Other changes in assets and liabilities:
Accounts and notes receivable	(1,482)	(1,356)
Inventories and other current assets	(117)	(1,044)
Accounts payable and other current liabilities	(816)	1,183
Non-current assets and liabilities, net	112	(281)
Other, net	596	106
Net cash provided by operating activities	2,603	1,474
Cash flows from investing activities:
Capital expenditures - network and other	(3,958)	(3,814)
Capital expenditures - leased devices	(1,724)	(143)
Expenditures relating to FCC licenses	(75)	(121)
Reimbursements relating to FCC licenses	—	95
Proceeds from sales and maturities of short-term investments	377	2,913
Purchases of short-term investments	(252)	(1,947)
Proceeds from sales of assets and FCC licenses	36	114
Proceeds from sale-leaseback transaction	1,136	—
Other, net	(25)	(9)
Net cash used in investing activities	(4,485)	(2,912)
Cash flows from financing activities:
Proceeds from debt and financings	755	300
Repayments of debt, financing and capital lease obligations	(727)	(390)
Debt financing costs	(1)	(37)
Proceeds from issuance of common stock, net	10	50
Other, net	10	—
Net cash provided by (used in) financing activities	47	(77)
Net decrease in cash and cash equivalents	(1,835)	(1,515)
Cash and cash equivalents, beginning of period	4,010	4,970
Cash and cash equivalents, end of period	$2,175	$3,455
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2015	3,967	$40	$27,468	1	$(7)	$(5,383)	$(408)	$21,710
Net loss						(1,441)		(1,441)
Other comprehensive loss, net of tax							(11)	(11)
Issuance of common stock, net	3		3	(1)	7			10
Share-based compensation expense			55					55
Capital contribution by SoftBank			10					10
Balance, December 31, 2015	3,970	$40	$27,536	—	$—	$(6,824)	$(419)	$20,333

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
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied and the estimated impact it will have on our consolidated financial statements.
In June 2014, the FASB issued authoritative guidance regarding Compensation - Stock Compensation, which provides guidance on how to treat performance targets that can be achieved after the requisite service period. The updated guidance requires that a performance target that affects vesting and could be achieved after the requisite service period be treated as a performance condition and accounted for under current guidance as opposed to a nonvesting condition that would impact the grant-date fair value of the award. The guidance is effective for the Company for its fiscal year and interim periods within those fiscal years beginning April 1, 2016 with early adoption permitted. Entities may apply the amendments either (i) prospectively to all awards granted or modified after the effective date; or (ii) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter with the cumulative effect as an adjustment to the opening retained earnings balance as of the beginning of the earliest annual period presented. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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
In April 2015, the FASB issued authoritative guidance regarding Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 31, 2015, with early adoption permitted. In August 2015, the FASB added Securities and Exchange Commission paragraphs to this guidance which address the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The standard would be effective retrospectively for the Company’s fiscal year beginning April 1, 2016, however, we expect to early adopt the provisions of this standard effective January 1, 2016. The Company does not expect the early adoption of this guidance to have a material effect on our consolidated financial statements.
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
In November 2015, the FASB issued authoritative guidance regarding Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring all deferred income tax liabilities and assets be classified as noncurrent on the consolidated balance sheets. The guidance is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2016, with early adoption permitted. The standard would be effective for the Company’s fiscal year beginning April 1, 2017, however, we expect to early adopt the provisions of this standard effective January 1, 2016 on a prospective basis. The Company does not expect the early adoption of this guidance to have a material effect on our consolidated financial statements.
In January 2016, the FASB issued authoritative guidance regarding Financial Instruments, which amended guidance on the classification and measurement of financial instruments. Under the new guidance, entities will be required to measure equity investments that are not consolidated or accounted for under the equity method at fair value with any changes in fair value recorded in net income, unless the entity has elected the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to separately present in other comprehensive income the portion of the changes in fair value attributable to instrument-specific credit risk. Additionally, the guidance amends certain disclosure requirements associated with the fair value of financial instruments. The standard will be effective for the Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.

Note 3.	Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Accounts Receivable Facility and the Handset Sale-Leaseback transactions described below were designed to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Accounts Receivable Facility
Transaction Overview
Our accounts receivable facility (Receivables Facility), which provides us the opportunity to sell eligible wireless service and installment receivables to unaffiliated third parties (Purchasers), was amended in November 2015 to include future amounts due from customers who lease certain devices from us. The amendment increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the expiration to November 2017. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of our business. As of December 31, 2015, the total borrowing capacity available under the facility was approximately $2.0 billion. However, as a result of sales we have completed to date, the total amount available to be drawn as of December 31, 2015was $778 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a deferred purchase price receivable (DPP). While it's at Sprint's election to decide how much cash it chooses to receive from each sale, the maximum amount of proceeds varies based on a number of factors and currently represents approximately 50% of the total amount of the receivables sold to the Purchasers. The DPP is realized by us upon the ultimate collection of the underlying receivables sold to the Purchasers or until Sprint elects to receive additional amounts in cash from the Purchasers subject to the total availability under the Receivables Facility. As of December 31, 2015, we have elected not to sell future receivables associated with certain devices leased by our customers.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The fees associated with these sales are recognized in "Selling, general and administrative" on the consolidated statements of comprehensive loss. The sale of future lease receivables will be recorded as a financing transaction. Accordingly, the proceeds received will be reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees will be recognized as "Interest expense" on the consolidated statements of comprehensive loss.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transaction Structure
Sprint contributes eligible wireless service, installment and future lease receivables as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service and installment receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life.
Each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to Sprint. Accordingly, the assets of the SPE are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to pay the investment, yield and fees of the Purchasers and other creditors of the SPEs may be remitted to Sprint during and after the term of the Receivables Facility.
Sprint has no retained interest in the receivables sold, other than collection and administrative responsibilities and its right to the DPP. Sales of eligible receivables by the SPEs generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. A subsidiary of Sprint services the receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of the servicing obligations under the Receivables Facility.
DPP
The DPP related to our wireless service and installment receivables is classified as a trading security within "Prepaid expenses and other current assets" on the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of comprehensive loss and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" on the consolidated statements of comprehensive loss. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the three and nine-month periods ended December 31, 2015. Changes to the unobservable inputs used to determine the fair value are not expected to result in a material change in the fair value of the DPP.
Wireless Service Receivable Sales
On March 31, 2015, we sold approximately $1.8 billion of wireless service receivables in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a DPP of $1.3 billion, with an estimated fair value of $1.2 billion. In accordance with our rights under the Receivables Facility, in April 2015 Sprint elected to temporarily suspend sales of receivables by the SPEs and remitted payments received to the Purchasers to reduce the funded amount to zero.
In September 2015, we sold wireless service receivables of approximately $1.9 billion in exchange for $400 million in cash and $1.5 billion of DPP, with an estimated fair value of $1.4 billion. In October 2015, we elected to receive $300 million of cash and reduced the amount of the associated DPP due to Sprint. As of December 31, 2015, the total amount available under the Receivables Facility associated with wireless service receivables was $193 million and the total fair value of the associated DPP was $1.1 billion.
Installment Receivable Sales
In October 2015, we sold installment receivables of approximately $1.2 billion under the Receivables Facility in exchange for $100 million in cash and $1.1 billion of DPP, with an estimated fair value of $1.0 billion. In November 2015, we elected to receive $400 million of cash and reduce the amount of the associated DPP due to Sprint. During the period from our initial sale in October to December 31, 2015, cash collections on previously sold installment receivables exceeded sales of new receivables such that the DPP decreased by approximately $150 million. As of December 31, 2015, the total amount available under the Receivables Facility associated with installment receivables was $29 million and the total fair value of the associated DPP was $491 million.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future Lease Receivable Sales
As of December 31, 2015, we had not sold any future lease receivables. As of December 31, 2015, the amount available under the Receivables Facility associated with future lease receivables was $556 million.
Continuing Involvement
Sprint has continuing involvement in the receivables sold by the SPEs to the Purchasers because a subsidiary of Sprint services the receivables. Additionally, in accordance with the Receivables Facility, Sprint is required to repurchase aged receivables, or those that will be written off in accordance with Sprint's credit and collection policies, both of which result from subscriber non-payment. Sprint recognizes assets and liabilities, as applicable, with respect to its continuing involvement at fair value. Sprint's continuing involvement did not have a material impact on its financial statements as of December 31, 2015.
Variable Interest Entity
Sprint determined that certain of the Purchasers, which are multi-seller asset-backed commercial paper conduits (Conduits) are considered variable interest entities because they lack sufficient equity to finance their activities. Sprint's interest in the service and installment receivables purchased by the Conduits, which is comprised of the DPP due to Sprint, is not considered a variable interest because it is in assets that represent less than 50% of the total activity of the Conduits.
Handset Sale-Leaseback
In November 2015, Sprint entered into agreements (Handset Sale-Leaseback) to sell and lease-back certain leased devices excluded from our Receivables Facility, which allowed us to monetize the devices including the device residual values. Under the agreements with Mobile Leasing Solutions, LLC (MLS), a company formed by a group of equity investors, including SoftBank Group Corp. (SoftBank), Sprint maintains the customer lease, will continue to collect and record lease revenue from the customer and will remit monthly rental payments to MLS, which are recognized as "Cost of products" on the consolidated statements of comprehensive loss during the lease-back period.
In December 2015, Sprint contributed $1.3 billion of certain leased devices and the associated customer leases to wholly-owned consolidated bankruptcy-remote special purpose entities of Sprint (SPE Lessees). The SPE Lessees then sold the devices and transferred certain specified customer lease end rights and obligations, such as the right to receive the proceeds from customers who elect to purchase the device at the end of the customer lease term, to MLS in exchange for proceeds totaling $1.1 billion (Cash Purchase Price) and a DPP of $126 million.
The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and is included in "Other, net" on the consolidated statements of comprehensive loss. Simultaneously with the sale of the devices, MLS leased back each device to the SPE Lessees pursuant to the Master Lease Agreement (Device Lease) in exchange for monthly rental payments to be made by the SPE Lessees to MLS. Monthly rental payments made to MLS totaled $60 million during the three and nine-month periods ended December 31, 2015. As of December 31, 2015, the minimum estimated amounts due to MLS were $176 million for the remaining fiscal year 2015, $673 million for fiscal year 2016, and $113 million for fiscal year 2017.
The SPE Lessees retain all rights to the underlying customer leases, such as the right to receive the rental payments during the device lease-back period, other than the aforementioned certain specified customer lease end rights. Each SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee are not available to pay creditors of Sprint or any of its affiliates. Settlement for the DPP occurs at the end of the agreement and can be reduced to the extent that MLS experiences a loss on the device (either not returned or sold at a loss), but only to the extent of the device's DPP balance. The DPP associated with the Handset Sale-Leaseback is recorded in “Other assets” in the consolidated balance sheets at its estimated net realizable value. Changes to the DPP prior to settlement with MLS are recorded as an adjustment to rent expense in “Cost of products” in the consolidated statements of comprehensive loss. Brightstar US, Inc. (Brightstar), a wholly-owned subsidiary of SoftBank, provides reverse logistics and remarketing services to MLS with respect to the devices.
Unless a Device Lease is terminated early, the SPE Lessees are obligated to pay the full monthly rental payments under each Device Lease, regardless of whether customers make lease payments on the devices leased to them or whether the

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

customer lease is still in effect. Sprint has guaranteed to MLS, the performance of the covenants, agreements and undertakings of the SPE Lessees under the transaction documents.
All devices must be returned to MLS, subject to purchase rights of the customers and provided that SPE Lessees have no obligation to return devices not returned by the customers to Sprint. Sprint will act as servicer for MLS, to the extent needed, after the end of the device leaseback period. To secure the obligations of the SPE Lessees under the Device Lease, the SPE Lessees provide a security interest to MLS in, among other things, the customer leases. In the event that MLS is able to sell the returned devices at a price greater than the expected device residual value, Sprint has the potential to share some of the excess proceeds.

Note 4.	Installment Receivables
Certain subscribers have the option to purchase their devices in installments up to a 24-month period. Short-term installment receivables are recorded in "Accounts and notes receivable, net" and long-term installment receivables are recorded in "Other assets" in the consolidated balance sheets. Beginning in October 2015, Sprint sold and derecognized all installment receivables as well as the related allowances and deferred interest.
The following table summarizes the installment receivables:

March 31, 2015
(in millions)
Installment receivables, gross	$1,725
Deferred interest	(139)
Installment receivables, net of deferred interest	1,586
Allowance for credit losses	(190)
Installment receivables, net	$1,396

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$1,035
Other assets	361
Installment receivables, net	$1,396
The balance and aging of installment receivables on a gross basis by credit category were as follows:

	March 31, 2015
	Prime	Subprime	Total
	(in millions)
Unbilled	$1,243	$359	$1,602
Billed - current	65	22	87
Billed - past due	21	15	36
Installment receivables, gross	$1,329	$396	$1,725
Activity in the deferred interest and allowance for credit losses for the installment receivables is as follows:

	Nine Months Ended December 31,	Twelve Months Ended March 31,
	2015	2015
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$329	$124
Bad debt expense	93	398
Write-offs, net of recoveries	(105)	(255)
Change in deferred interest on short-term and long-term installment receivables	(43)	62
Derecognition of deferred interest and allowance for credit losses	(274)	—
Deferred interest and allowance for credit losses, end of period	$—	$329

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Financial Instruments
The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments (consisting primarily of commercial paper), totaling approximately $41 million and $166 million as of December 31, 2015 and March 31, 2015, respectively, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of marketable equity securities totaling $42 million and $40 million as of December 31, 2015 and March 31, 2015, respectively, are measured on a recurring basis using quoted prices in active markets.
The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at December 31, 2015	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,424	$21,194	$4,494	$1,644	$27,332

	Carrying amount at March 31, 2015	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,434	$27,238	$4,906	$1,410	$33,554

Note 6.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $763 million and $2.0 billion as of December 31, 2015 and 2014, respectively. The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	December 31, 2015	March 31, 2015
	(in millions)
Land	$266	$266
Network equipment, site costs and related software	21,304	18,990
Buildings and improvements	793	754
Non-network internal use software, office equipment, leased devices and other	5,346	2,979
Construction in progress	1,395	2,090
Less: accumulated depreciation	(8,459)	(5,358)
Property, plant and equipment, net	$20,645	$19,721
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of December 31, 2015, a majority of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value over the estimated useful life, which is based on the lease term.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents leased devices and the related accumulated depreciation:

	December 31, 2015	March 31, 2015
	(in millions)
Leased devices	$4,120	$1,974
Less: accumulated depreciation	(799)	(197)
Leased devices, net	$3,321	$1,777
During the nine-month periods ended December 31, 2015 and 2014, there were non-cash transfers to leased devices of approximately $2.6 billion and $700 million, respectively, along with a corresponding decrease in "Device and accessory inventory." In addition, during the three-month period ended December 31, 2015, we sold devices totaling $1.3 billion (See Note 3. Funding Sources). Non-cash accruals included in leased devices totaled approximately $306 million and $150 million as of December 31, 2015 and 2014, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices for the three and nine-month periods ended December 31, 2015 was $535 million and $1.2 billion, respectively. Depreciation expense incurred on all leased devices for three and nine-month periods ended December 31, 2014 was $54 million and $56 million, respectively.
During the three and nine-month periods ended December 31, 2015, we recorded $78 million and $163 million, respectively, of loss on disposal of property, plant and equipment, which is included in "Other, net" in our consolidated statements of comprehensive loss. These losses resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us and cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans.
Impairments
During the three-month period ended December 31, 2014, we also recorded an impairment loss of $233 million, which is included in “Impairments” in our consolidated statements of comprehensive loss, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value of $918 million as of December 31, 2014.

Note 7.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At December 31, 2015, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

	March 31, 2015	Net Additions	December 31, 2015
	(in millions)
FCC licenses	$35,952	$65	$36,017
Trademarks	4,035	—	4,035
Goodwill	6,575	—	6,575
	$46,562	$65	$46,627
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. After the merger with SoftBank, actual results and expectations of net postpaid handset subscriber additions were lower than the forecasts used to allocate the purchase price to the assets acquired and liabilities assumed. During the quarter ended

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, we determined that recoverability of the carrying amount of goodwill and the Sprint trade name should be evaluated for impairment and it was determined that the carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the quarter ended December 31, 2014 we recorded an impairment loss of $1.9 billion, which is included in “Impairments” in our consolidated statements of comprehensive loss.
The stock price at December 31, 2015 of $3.62 was below the net book value per share price of $5.12. Subsequent to the balance sheet date, the stock price has decreased further to $2.84 at February 3, 2016. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results and an estimated control premium.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum and trade names impairment tests will prove to be an accurate prediction of the future. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets.
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases is recognized in "Cost of services" in our consolidated statements of comprehensive loss.

		December 31, 2015			March 31, 2015
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(3,755)	$3,168	$6,923	$(2,791)	$4,132
Other intangible assets:
Favorable spectrum leases	23 years	884	(103)	781	884	(71)	813
Favorable tower leases	3 to 7 years	589	(269)	320	589	(189)	400
Trademarks	34 years	520	(39)	481	520	(27)	493
Other	4 to 10 years	81	(24)	57	72	(17)	55
Total other intangible assets		2,074	(435)	1,639	2,065	(304)	1,761
Total definite-lived intangible assets		$8,997	$(4,190)	$4,807	$8,988	$(3,095)	$5,893

Note 8.	Accounts Payable
Accounts payable at December 31, 2015 and March 31, 2015 include liabilities in the amounts of $72 million and $90 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			December 31, 2015	March 31, 2015
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Bank credit facility	3.63%			2018			—	—
Export Development Canada (EDC)	3.78	-	5.56%	2017	-	2019	550	800
Secured equipment credit facilities	1.99	-	2.75%	2017	-	2021	960	610
Financing obligation	6.10%			2021			237	275
Capital lease obligations and other	2.35	-	10.52%	2016	-	2023	231	127
Net premiums							862	1,106
							33,753	33,831
Less current portion							(3,324)	(1,300)
Long-term debt, financing and capital lease obligations							$30,429	$32,531
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of December 31, 2015, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of December 31, 2015, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement, and the secured equipment credit facilities, totaling $21.8 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indenture governing the secured notes of Clearwire Communications LLC restricts the ability of it and its subsidiaries to distribute cash to its parent. Although certain financing agreements restrict the ability of Sprint Communications, Inc. and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, Inc. is generally not restricted.
Cash interest payments, net of amounts capitalized of $40 million and $41 million, totaled $1.8 billion during each of the nine-month periods ended December 31, 2015 and 2014, respectively.
Notes
As of December 31, 2015, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable semi-annually in arrears. As of December 31, 2015, $30.1 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of December 31, 2015, approximately $21.6 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of December 31, 2015, $300 million aggregate

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Credit Facilities
Bank credit facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of December 31, 2015, approximately $323 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 12. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $3.0 billion of borrowing capacity available under the revolving bank credit facility as of December 31, 2015. The required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), was not to exceed 6.5 to 1.0 through the quarter ended December 31, 2015, and is not to exceed 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
EDC agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. In the quarter ended December 2015, we made a scheduled principal repayment of $500 million, leaving a principal balance of $300 million, which matures in December 2019. At the time of the repayment, the EDC agreement was also amended to increase the facility by $250 million through the addition of a new tranche due December 2017, which was fully drawn. Accordingly, as of December 31, 2015, the total principal amount of our borrowings under the EDC facility was $550 million.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. We made regularly scheduled principal repayments totaling $127 million during the nine-month period ended December 31, 2015. The balance outstanding at December 31, 2015 was $381 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides us with the ability to borrow up to $800 million to finance network-related purchases from Nokia. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the nine-month period ended December 31, 2015, we drew $208 million on the facility, and we made principal repayments totaling $28 million, resulting in a total principal amount of $224 million outstanding at December 31, 2015.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

K-sure
The K-sure equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the nine-month period ended December 31, 2015, we drew $266 million on the facility, resulting in a total principal amount of $323 million outstanding at December 31, 2015.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent. During the nine-month period ended December 31, 2015, we drew $32 million on the facility, resulting in a total principal amount of $32 million outstanding at December 31, 2015.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. The covenants under each of the four secured equipment credit facilities are similar to one another and to the covenants of our revolving bank credit facility and EDC agreement.
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
As of December 31, 2015, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and certain other agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Note 10.	Severance and Exit Costs
Severance and exit costs consist of lease exit costs primarily associated with tower and cell sites, access exit costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit, and severance costs associated with reductions in our work force.
As a result of the United States Cellular (U.S. Cellular) asset acquisition, which closed in May 2013, we recorded a liability related to network shutdown costs, which primarily consisted of lease exit costs, for which we agreed to reimburse U.S. Cellular. During the quarter ended June 30, 2015, we revised our estimate and, as a result, we reduced the reserve, resulting in approximately $20 million of income included in "Other, net" on the consolidated statements of comprehensive loss.
We continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. Additionally, we have commenced a major cost cutting initiative, which is expected to include headcount reductions, among other actions, to reduce operating expenses and improve our operating cash flows. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

impairments, and accelerated depreciation, among others. To date, we have specifically identified exit costs, which are expected to range between approximately $100 million to $175 million, primarily related to ceasing use of WiMAX technology and access exit costs, of which the majority is expected to be incurred by March 31, 2016.
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2015	Net Expense		Cash Payments and Other	December 31, 2015
	(in millions)
Lease exit costs	$291	$30	(1)	$(107)	$214
Severance costs	119	194	(2)	(129)	184
Access exit costs	44	3	(3)	(26)	21
	$454	$227		$(262)	$419
 _________________

(1)
In addition to the $20 million income (Wireless only) related to U.S. Cellular, we recognized costs of $32 million (Wireless only), and $50 million (Wireless only) for the three and nine-month periods ended December 31, 2015, respectively, included in "Severance and Exit Costs" on the consolidated statements of comprehensive loss.

(2)
For the three and nine-month periods ended December 31, 2015, we recognized costs of $176 million ($156 million Wireless, $20 million Wireline), and $194 million ($172 million Wireless, $22 million Wireline), respectively, included in "Severance and Exit Costs" on the consolidated statements of comprehensive loss.

(3)
For the three and nine-month periods ended December 31, 2015, we recognized costs of $1 million (Wireless only), and $3 million (Wireless only), respectively, included in "Severance and Exit Costs" on the consolidated statements of comprehensive loss.

Note 11.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Nine Months Ended December 31,
	2015	2014
	(in millions)
Income tax benefit at the federal statutory rate	$460	$1,303
Effect of:
State income taxes, net of federal income tax effect	33	96
State law changes, net of federal income tax effect	23	—
Change in federal and state valuation allowance	(647)	(797)
Other, net	5	(1)
Income tax (expense) benefit	$(126)	$601
Effective income tax rate	(9.6)%	16.1%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance by $647 million during the nine-month period ended December 31, 2015 on deferred tax assets primarily related to losses incurred during the period that were not currently realizable and expenses recorded during the period that were not currently deductible for income tax purposes. The Company recognized income tax expense to increase the valuation allowance by $797 million during the nine-month period ended December 31, 2014 primarily attributable to the net increase in deferred tax assets related to the federal and state net operating loss carryforwards generated during the period offset by a $73 million decrease related to the disposition of certain FCC licenses. The disposition of the FCC licenses resulted in the ability to schedule the reversal of the temporary difference to generate future taxable income during the net operating loss carryforward period when evaluating the ability to realize our deferred tax assets. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.

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
Income tax expense of $126 million for the nine-month period ended December 31, 2015 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses partially offset by tax benefits recorded from changes in state income tax laws enacted during the period. Income tax benefit of $601 million for the nine-month period ended December 31, 2014 was primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss partially offset by tax expense on taxable temporary differences from the tax amortization of FCC licenses during the period. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period.
As of December 31, 2015 and March 31, 2015, we maintained unrecognized tax benefits of $167 million and $163 million, respectively. Cash paid for income taxes, net, was $34 million and $36 million for the nine-month periods ended December 31, 2015 and December 31, 2014, respectively.

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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also seeks recovery of triple damages under the False Claims Act as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute requires us to collect and remit the disputed taxes. We have accrued $180 million during the nine-month period ended

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 associated with this matter. We will continue to defend this matter vigorously and we do not expect the resolution to have a material effect on our financial position or results of operations.
Eight related stockholder derivative suits have been filed against Sprint Communications and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to Sprint Communications and its stockholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, was dismissed by a federal court. Two suits were filed in state court in Johnson County, Kansas and one of those suits was dismissed as premature; and five suits are pending in federal court in Kansas. The remaining Kansas suits were stayed pending resolution of Sprint's motion to dismiss the Attorney General's suit and the appeals. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $256 million as of December 31, 2015. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $26 million and $62 million during the three and nine-month periods ended December 31, 2015, respectively. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through December 31, 2015 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. During the three-month period ended June 30, 2014, we received a cash payment of approximately $95 million, which represented a reimbursement of prior reconfiguration costs incurred by us that also benefited spectrum recently auctioned by the FCC. We do not expect any further reimbursements.
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
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 83 million shares and 78 million shares as of the periods ended December 31, 2015 and 2014, respectively, in addition to all 55 million shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018.

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2015
Net operating revenues	$7,670	$434	$3	$8,107
Inter-segment revenues(1)	—	147	(147)	—
Total segment operating expenses	(5,804)	(548)	143	(6,209)
Segment earnings	$1,866	$33	$(1)	1,898
Less:
Depreciation				(1,549)
Amortization				(316)
Other, net(2)				(230)
Operating loss				(197)
Interest expense				(546)
Other income, net				4
Loss before income taxes				$(739)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2014
Net operating revenues	$8,433	$536	$4	$8,973
Inter-segment revenues(1)	—	156	(156)	—
Total segment operating expenses	(7,399)	(681)	151	(7,929)
Segment earnings	$1,034	$11	$(1)	1,044
Less:
Depreciation				(940)
Amortization				(380)
Impairments(3)				(2,133)
Other, net(2)				(131)
Operating loss				(2,540)
Interest expense				(506)
Other income, net				10
Loss before income taxes				$(3,036)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2015
Net operating revenues	$22,726	$1,372	$11	$24,109
Inter-segment revenues(1)	—	448	(448)	—
Total segment operating expenses	(16,807)	(1,749)	435	(18,121)
Segment earnings	$5,919	$71	$(2)	5,988
Less:
Depreciation				(4,202)
Amortization				(994)
Other, net(2)				(490)
Operating income				302
Interest expense				(1,630)
Other income, net				13
Loss before income taxes				$(1,315)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2014
Net operating revenues	$24,555	$1,684	$11	$26,250
Inter-segment revenues(1)	—	462	(462)	—
Total segment operating expenses	(20,358)	(2,073)	438	(21,993)
Segment earnings	$4,197	$73	$(13)	4,257
Less:
Depreciation				(2,706)
Amortization				(1,189)
Impairments(3)				(2,133)
Other, net(2)				(442)
Operating loss				(2,213)
Interest expense				(1,528)
Other income, net				19
Loss before income taxes				$(3,722)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended December 31, 2015	$5,236	$205	$241	$5,682
Capital expenditures for the nine months ended December 31, 2014	$3,485	$205	$267	$3,957
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Other, net for the three and nine-month periods ended December 31, 2015 consists of $209 million and $247 million, respectively, of severance and exit costs and $21 million and $178 million, respectively, of accruals for ongoing legal matters. In addition, the nine-month period ended December 31, 2015 includes an $85 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans and a $20 million release of liability reserves associated with the May 2013 U.S. Cellular asset acquisition. Other, net for the three and nine-month periods ended December 31, 2014 consists of $22 million and $333 million, respectively, of severance and exit costs. In addition, both the three and nine-month periods ended December 31, 2014 included $91 million for legal reserves related to various pending legal suits and proceedings and $59 million for a partial pension settlement, partially offset by a $41 million release of liability reserves associated with the May 2013 U.S. Cellular asset acquisition.

(3)
Impairments for the three and nine-month periods ended December 31, 2014 consist of a $1.9 billion Sprint trade name impairment related to the Wireless segment and a $233 million impairment related to Wireline long-lived assets.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2015
Wireless services	$6,058	$—	$—	$6,058
Wireless equipment	1,424	—	—	1,424
Voice	—	201	(82)	119
Data	—	42	(17)	25
Internet	—	317	(48)	269
Other	188	21	3	212
Total net operating revenues	$7,670	$581	$(144)	$8,107

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2014
Wireless services	$6,523	$—	$—	$6,523
Wireless equipment	1,701	—	—	1,701
Voice	—	289	(94)	195
Data	—	52	(22)	30
Internet	—	333	(42)	291
Other	209	18	6	233
Total net operating revenues	$8,433	$692	$(152)	$8,973

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2015
Wireless services	$18,631	$—	$—	$18,631
Wireless equipment	3,509	—	—	3,509
Voice	—	646	(249)	397
Data	—	134	(55)	79
Internet	—	968	(140)	828
Other	586	72	7	665
Total net operating revenues	$22,726	$1,820	$(437)	$24,109

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2014
Wireless services	$20,124	$—	$—	$20,124
Wireless equipment	3,846	—	—	3,846
Voice	—	910	(271)	639
Data	—	161	(68)	93
Internet	—	1,018	(121)	897
Other	585	57	9	651
Total net operating revenues	$24,555	$2,146	$(451)	$26,250

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Related-Party Transactions
Sprint has entered into various arrangements with SoftBank or its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, logistical management, and other services.
Brightstar
We have arrangements with Brightstar, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices and new accessories to Brightstar for its own purposes. The supply chain and inventory management arrangement contemplates that Brightstar will purchase inventory from the original equipment manufacturers (OEMs) to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three and nine-month periods ended December 31, 2015, we incurred fees under these arrangements totaling $29 million and $82 million, respectively. For those OEMs for which Brightstar has not successfully negotiated contracts or does not have sufficient credit under existing contracts, Brightstar will purchase device and accessory inventory from us in order to fulfill orders within our indirect channel. We have provided a $1.0 billion credit line to Brightstar to facilitate certain of these arrangements. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a wholly-owned subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support. We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels or used to fulfill service and repair needs.
Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	December 31, 2015	March 31, 2015
	(in millions)
Accounts receivable	$239	$430
Accounts payable	$46	$96

Consolidated statements of comprehensive loss:	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
	(in millions)
Equipment revenues	$598	$1,030	$1,375	$1,149
Cost of products	$601	$1,071	$1,362	$1,165
Handset Sale-Leaseback
In November, 2015, Sprint entered into a Handset Sale-Leaseback transaction to sell and lease-back certain leased devices with MLS, a company formed by a group of equity investors, including SoftBank. Simultaneously with the sale of the devices and transfer of certain specified customer lease end rights and obligations to MLS, MLS leased back to us each device in exchange for monthly rental payments to be made to MLS. All devices must be returned to MLS. In the event that MLS is able to sell the returned devices at a price greater than the expected device residual value, Sprint has the potential to share some of the excess proceeds. Sprint will act as servicer for MLS, to the extent needed, after the end of the device leaseback period. Brightstar will provide reverse logistics and remarketing services to MLS with respect to the devices (See Note 3. Funding Sources).
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended December 31, 2015.

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
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In November 2015, Sprint also entered a Handset Sale-Leaseback transaction to sell and lease-back certain leased devices. In connection with the Receivables Facility and the Handset Sale-Leaseback, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs and SPE Lessees that are included in the Non-Guarantor Subsidiaries condensed consolidated financial information. Each SPE and SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE or SPE Lessee, to be satisfied out of the SPE or SPE Lessee’s assets prior to any assets in the SPE and SPE Lessee becoming available to Sprint (see Note 3. Funding Sources).
We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$1,670	$505	$—	$2,175
Short-term investments	—	26	15	—	41
Accounts and notes receivable, net	196	6	1,033	(202)	1,033
Device and accessory inventory	—	—	995	—	995
Prepaid expenses and other current assets	—	17	2,300	—	2,317
Total current assets	196	1,719	4,848	(202)	6,561
Investments in subsidiaries	20,333	22,524	—	(42,857)	—
Property, plant and equipment, net	—	—	20,645	—	20,645
Due from consolidated affiliate	50	20,920	—	(20,970)	—
Note receivable from consolidated affiliate	10,500	563	—	(11,063)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	40,052	—	40,052
Definite-lived intangible assets, net	—	—	4,807	—	4,807
Other assets	127	1,254	676	(1,146)	911
Total assets	$31,206	$46,980	$77,603	$(76,238)	$79,551

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$3,078	$—	$3,078
Accrued expenses and other current liabilities	246	571	3,859	(202)	4,474
Deferred tax liabilities	—	—	186	—	186
Current portion of long-term debt, financing and capital lease obligations	—	2,034	1,290	—	3,324
Total current liabilities	246	2,605	8,413	(202)	11,062
Long-term debt, financing and capital lease obligations	10,500	12,594	8,354	(1,019)	30,429
Deferred tax liabilities	—	—	13,773	—	13,773
Note payable due to consolidated affiliate	—	10,500	563	(11,063)	—
Other liabilities	—	948	3,006	—	3,954
Due to consolidated affiliate	127	—	20,970	(21,097)	—
Total liabilities	10,873	26,647	55,079	(33,381)	59,218
Commitments and contingencies
Total stockholders' equity	20,333	20,333	22,524	(42,857)	20,333
Total liabilities and stockholders' equity	$31,206	$46,980	$77,603	$(76,238)	$79,551

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended December 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,107	$—	$8,107
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,348	—	2,348
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,589	—	1,589
Selling, general and administrative	—	—	2,129	—	2,129
Severance and exit costs	—	—	209	—	209
Depreciation	—	—	1,549	—	1,549
Amortization	—	—	316	—	316
Other, net	—	—	164	—	164
	—	—	8,304	—	8,304
Operating loss	—	—	(197)	—	(197)
Other income (expense):
Interest income	198	39	2	(236)	3
Interest expense	(198)	(406)	(178)	236	(546)
(Losses) earnings of subsidiaries	(838)	(471)	—	1,309	—
Other income, net	—	—	1	—	1
	(838)	(838)	(175)	1,309	(542)
(Loss) income before income taxes	(838)	(838)	(372)	1,309	(739)
Income tax benefit (expense)	2	—	(99)	—	(97)
Net (loss) income	(836)	(838)	(471)	1,309	(836)
Other comprehensive (loss) income	(7)	(7)	(4)	11	(7)
Comprehensive (loss) income	$(843)	$(845)	$(475)	$1,320	$(843)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended December 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,973	$—	$8,973
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,330	—	2,330
Cost of products (exclusive of depreciation and amortization included below)	—	—	2,952	—	2,952
Selling, general and administrative	—	—	2,647	—	2,647
Impairments	—	—	2,133	—	2,133
Severance and exit costs	—	—	22	—	22
Depreciation	—	—	940	—	940
Amortization	—	—	380	—	380
Other, net	—	1	108	—	109
	—	1	11,512	—	11,513
Operating loss	—	(1)	(2,539)	—	(2,540)
Other income (expense):
Interest income	169	22	1	(189)	3
Interest expense	(169)	(360)	(166)	189	(506)
(Losses) earnings of subsidiaries	(2,379)	(2,041)	—	4,420	—
Other income, net	—	1	6	—	7
	(2,379)	(2,378)	(159)	4,420	(496)
(Loss) income before income taxes	(2,379)	(2,379)	(2,698)	4,420	(3,036)
Income tax benefit	—	—	657	—	657
Net (loss) income	(2,379)	(2,379)	(2,041)	4,420	(2,379)
Other comprehensive (loss) income	(220)	(220)	(208)	428	(220)
Comprehensive (loss) income	$(2,599)	$(2,599)	$(2,249)	$4,848	$(2,599)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Nine Months Ended December 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$24,109	$—	$24,109
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	7,194	—	7,194
Cost of products (exclusive of depreciation and amortization included below)	—	—	4,244	—	4,244
Selling, general and administrative	—	—	6,540	—	6,540
Severance and exit costs	—	—	247	—	247
Depreciation	—	—	4,202	—	4,202
Amortization	—	—	994	—	994
Other, net	—	—	386	—	386
	—	—	23,807	—	23,807
Operating income	—	—	302	—	302
Other income (expense):
Interest income	593	118	3	(707)	7
Interest expense	(593)	(1,220)	(524)	707	(1,630)
(Losses) earnings of subsidiaries	(1,443)	(341)	—	1,784	—
Other income, net	—	—	6	—	6
	(1,443)	(1,443)	(515)	1,784	(1,617)
(Loss) income before income taxes	(1,443)	(1,443)	(213)	1,784	(1,315)
Income tax benefit (expense)	2	—	(128)	—	(126)
Net (loss) income	(1,441)	(1,443)	(341)	1,784	(1,441)
Other comprehensive (loss) income	(11)	(11)	(6)	17	(11)
Comprehensive (loss) income	$(1,452)	$(1,454)	$(347)	$1,801	$(1,452)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Nine Months Ended December 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$26,250	$—	$26,250
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	7,279	—	7,279
Cost of products (exclusive of depreciation and amortization included below)	—	—	7,482	—	7,482
Selling, general and administrative	—	—	7,232	—	7,232
Severance and exit costs	—	—	333	—	333
Impairments	—	—	2,133	—	2,133
Depreciation	—	—	2,706	—	2,706
Amortization	—	—	1,189	—	1,189
Other, net	—	1	108	—	109
	—	1	28,462	—	28,463
Operating loss	—	(1)	(2,212)	—	(2,213)
Other income (expense):
Interest income	507	68	2	(567)	10
Interest expense	(507)	(1,092)	(496)	567	(1,528)
(Losses) earnings of subsidiaries	(3,121)	(2,097)	—	5,218	—
Other income, net	—	1	8	—	9
	(3,121)	(3,120)	(486)	5,218	(1,509)
(Loss) income before income taxes	(3,121)	(3,121)	(2,698)	5,218	(3,722)
Income tax benefit	—	—	601	—	601
Net (loss) income	(3,121)	(3,121)	(2,097)	5,218	(3,121)
Other comprehensive (loss) income	(227)	(227)	(209)	436	(227)
Comprehensive (loss) income	$(3,348)	$(3,348)	$(2,306)	$5,654	$(3,348)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended December 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,029)	$3,800	$(168)	$2,603
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(3,958)	—	(3,958)
Capital expenditures - leased devices	—	—	(1,724)	—	(1,724)
Expenditures relating to FCC licenses	—	—	(75)	—	(75)
Proceeds from sales and maturities of short-term investments	—	317	60	—	377
Purchases of short-term investments	—	(197)	(55)	—	(252)
Change in amounts due from/due to consolidated affiliates	1	(568)	—	567	—
Proceeds from sales of assets and FCC licenses	—	—	36	—	36
Proceeds from sale-leaseback transaction	—	—	1,136	—	1,136
Intercompany note advance to consolidated affiliate	—	(159)	—	159	—
Proceeds from intercompany note advance to consolidated affiliate	—	54	—	(54)	—
Other, net	—	—	(25)	—	(25)
Net cash provided by (used in) investing activities	1	(553)	(4,605)	672	(4,485)
Cash flows from financing activities:
Proceeds from debt and financings	—	250	505	—	755
Repayments of debt, financing and capital lease obligations	—	(500)	(227)	—	(727)
Debt financing costs	(1)	—	—	—	(1)
Proceeds from issuance of common stock, net	—	10	—	—	10
Intercompany dividends paid to parent	—	—	(168)	168	—
Change in amounts due from/due to consolidated affiliates	—	—	567	(567)	—
Intercompany note advance from parent	—	—	159	(159)	—
Repayments of intercompany note advance from parent	—	—	(54)	54	—
Other, net	—	—	10	—	10
Net cash (used in) provided by financing activities	(1)	(240)	792	(504)	47
Net decrease in cash and cash equivalents	—	(1,822)	(13)	—	(1,835)
Cash and cash equivalents, beginning of period	—	3,492	518	—	4,010
Cash and cash equivalents, end of period	$—	$1,670	$505	$—	$2,175

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended December 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(735)	$2,409	$(200)	$1,474
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(3,814)	—	(3,814)
Capital expenditures - leased devices	—	—	(143)	—	(143)
Expenditures relating to FCC licenses	—	—	(121)	—	(121)
Reimbursements relating to FCC licenses	—	—	95	—	95
Proceeds from sales and maturities of short-term investments	—	2,878	35	—	2,913
Purchases of short-term investments	—	(1,857)	(90)	—	(1,947)
Change in amounts due from/due to consolidated affiliates	—	(1,933)	—	1,933	—
Proceeds from sales of assets and FCC licenses	—	—	114	—	114
Other, net	—	—	(9)	—	(9)
Net cash (used in) provided by investing activities	—	(912)	(3,933)	1,933	(2,912)
Cash flows from financing activities:
Proceeds from debt and financings	—	300	—	—	300
Repayments of debt, financing and capital lease obligations	—	—	(390)	—	(390)
Debt financing costs	(1)	(5)	(31)	—	(37)
Proceeds from issuance of common stock, net	—	50	—	—	50
Intercompany dividends paid to parent	—	—	(200)	200	—
Change in amounts due from/due to consolidated affiliates	1	—	1,932	(1,933)	—
Net cash provided by (used in) financing activities	—	345	1,311	(1,733)	(77)
Net decrease in cash and cash equivalents	—	(1,302)	(213)	—	(1,515)
Cash and cash equivalents, beginning of period	—	4,125	845	—	4,970
Cash and cash equivalents, end of period	$—	$2,823	$632	$—	$3,455

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
We offer wireless and wireline voice and data transmission services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on our wireless networks utilizing various technologies including third generation (3G) code division multiple access (CDMA), fourth generation (4G) services utilizing Long Term Evolution (LTE) and Worldwide Interoperability for Microwave Access (WiMAX) technologies (which we expect to be shutdown by the end of fiscal year 2015). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks. We offer wireless services on a postpaid and prepaid payment basis to retail subscribers and also on a wholesale basis, which includes the sale of wireless services that utilize the Sprint network but are sold under the wholesaler's brand.
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
Business Strategies and Key Priorities
Our business strategy is to be responsive to changing customer mobility demands of existing and potential customers, and to expand our business into new areas of customer value and economic opportunity through innovation and differentiation. To help lay the foundation for these future growth opportunities, our strategy revolves around targeted investment, in the following key priority areas:

•	Provide a network that delivers the consistent reliability, capacity and speed that customers demand;

•	Achieve a more competitive cost position in the industry through simplification;

•	Increase subscriber acquisition and retention and reduce churn;

•	Create an alternative financial structure to fuel growth and maximize shareholder value;

•	Attract and retain the best talent in the industry; and

•	Deliver a simplified and improved customer experience.
To achieve these key priorities, we are focusing on the following initiatives. To provide a network that delivers the consistent reliability, capacity and speed that customers demand, we expect to continue to optimize our 3G data network and invest in LTE deployment across all of our spectrum bands. We also expect to deploy new technologies that will help strengthen our competitive position, including the expected use of Voice over LTE, more extensive use of Wi-Fi and the use of small cells to further densify our network. To achieve a more competitive cost position, we have established an Office of Cost Management with responsibility for identifying, operationalizing, and monitoring sustained improvements in operating costs and efficiencies. Also, we have deployed new cost management and planning tools across the entire organization to more effectively monitor expenditures. We are focused on attracting and retaining subscribers by improving our sales and marketing initiatives. We have expanded our direct retail store presence through our relationship with RadioShack, as well as our new Direct 2 You service that brings the Sprint store experience to our customers. We have demonstrated our value proposition through our new price plans, promotions, and payment programs and have deployed new local marketing and civic engagement initiatives in key markets. Our alternative financial structure consists of transactions that leverage our assets such as the handset sale-leaseback we entered into in December 2015, described in more detail in "Liquidity and Capital Resources." In addition, we are identifying other funding sources such as the potential monetization of certain spectrum and network equipment. We seek to build a stronger management team through striking a balance of bringing in new outside talent with world class experience and credentials and more fully leveraging the experience within our existing leadership team. We recently began operating in a regional model that will put key leadership closer to customers and allow us to better serve them in four geographic areas which are comprised of seventeen regions. To deliver a simplified and improved customer experience, we are focusing on key subscriber touch points, pursuing process improvements and deploying platforms to simplify and enhance the interactions between us and our customers. In addition, we have established a Customer Experience Office to support our focus on net promoter score as our key measure in customer satisfaction. With the Office of Cost Management, we have commenced major cost cutting initiatives, which are expected to include headcount reductions, among other actions, to reduce operating expenses and improve our operating cash flows. In addition, we continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset impairments, and accelerated depreciation, among others.
Network
Our current network improvement efforts include optimizing the use of our 1.9 gigahertz (GHz), 800 megahertz (MHz) and 2.5 GHz spectrum and the deployment and optimization of 4G LTE on our 800 MHz and 2.5 GHz spectrum, as well as significantly densifying our network and deploying carrier aggregation.
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
WiMAX technology was utilized by Clearwire at the time of its acquisition by us in July 2013. We plan to cease using WiMAX technology by the end of fiscal year 2015. To date, we have specifically identified exit costs, which are expected to range between approximately $100 million to $175 million, primarily related to ceasing use of WiMAX technology and access exit costs, of which the majority is expected to be incurred by March 31, 2016.
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

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
Wireless segment earnings	$1,866	$1,034	$5,919	$4,197
Wireline segment earnings	33	11	71	73
Corporate, other and eliminations	(1)	(1)	(2)	(13)
Consolidated segment earnings	1,898	1,044	5,988	4,257
Depreciation	(1,549)	(940)	(4,202)	(2,706)
Amortization	(316)	(380)	(994)	(1,189)
Impairments	—	(2,133)	—	(2,133)
Other, net	(230)	(131)	(490)	(442)
Operating (loss) income	(197)	(2,540)	302	(2,213)
Interest expense	(546)	(506)	(1,630)	(1,528)
Other income, net	4	10	13	19
Income tax (expense) benefit	(97)	657	(126)	601
Net loss	$(836)	$(2,379)	$(1,441)	$(3,121)
Depreciation Expense
Depreciation expense increased $609 million, or 65%, and $1.5 billion, or 55%, in the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014, primarily due to depreciation on leased devices of $535 million and $1.2 billion in the three and nine-month periods ended December 31, 2015, respectively, as a result of the device leasing program that was introduced in September 2014. Depreciation expense incurred on all leased devices for three and nine-month periods ended December 31, 2014 was $54 million and $56 million, respectively. Depreciation also increased due to network asset additions partially offset by a decrease due to assets being retired or fully depreciated.

Amortization Expense
Amortization expense decreased $64 million, or 17%, and $195 million, or 16%, in the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Impairments
During the three-month period ended December 31, 2014, we determined that recoverability of the carrying amount of the Sprint trade name should be evaluated for impairment due to changes in circumstances surrounding our Wireless reporting unit. As a result, we recorded an impairment loss of $1.9 billion, which is included in “Impairments” in our consolidated statements of comprehensive loss. During the three-month period ended December 31, 2014, we also tested the recoverability of the Wireline asset group, which consists primarily of property, plant and equipment, due to continued declines in our Wireline segment earnings and our current forecast that projects continued losses in future periods. As a result, we recorded an impairment loss of $233 million to reduce the carrying value of Wireline’s property, plant and equipment to its estimated fair value, which is included in “Impairments” in our consolidated statements of comprehensive loss.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three and nine-month periods ended December 31, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(in millions)
Severance and exit costs	$(209)	$(22)	$(247)	$(333)
Litigation	(21)	(91)	(178)	(91)
Loss on disposal of property, plant and equipment	—	—	(85)	—
Partial pension settlement	—	(59)	—	(59)
Release of assumed liability - United States Cellular Corporation (U.S. Cellular) asset acquisition	—	41	20	41
Total	$(230)	$(131)	$(490)	$(442)
Other, net represented an expense of $230 million and $490 million in the three and nine-month periods ended December 31, 2015, respectively. During the three and nine-month periods ended December 31, 2015, we recognized accruals of $21 million and $178 million, respectively, for ongoing legal matters. In addition, we recognized severance and exit costs for the three and nine-month periods ended December 31, 2015, which included $176 million and $194 million, respectively, of severance primarily associated with reductions in our work force and $33 million and $53 million, respectively, of lease and access exit costs primarily associated with tower and cell site leases and backhaul access contracts for which we will no longer be receiving any economic benefit. During the nine-month period ended December 31, 2015, we recorded an $85 million loss on disposal of property, plant and equipment primarily related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans. As a result of the May 2013 U.S. Cellular asset acquisition, we recorded a liability related to network shutdown costs, which primarily consisted of lease exit costs, for which we agreed to reimburse U.S. Cellular. During the three month period ended June 30, 2015, we revised our estimate and, as a result, we reduced the reserve, resulting in approximately $20 million of income.
Other, net represented an expense of $131 million and $442 million in the three and nine-month periods ended December 31, 2014, respectively. Severance and exit costs for the three and nine-month periods ended December 31, 2014 included $3 million and $272 million, respectively, of severance primarily associated with reductions in force and $7 million and $20 million, respectively, of lease exit costs primarily associated with facility closures as well as the network modernization plan. In addition, we recognized $12 million and $41 million during the three and nine-month periods ended December 31, 2014, respectively, of costs related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Litigation expense of $91 million in both the three and nine-month periods ended December 31, 2014, represents legal reserves for various pending legal suits and proceedings. Partial pension settlement is the result of the Company’s Board of Directors approving a plan amendment to the Sprint Retirement Pension Plan (Plan) to offer certain terminated participants, who had not begun to receive Plan benefits, the opportunity to voluntarily elect to receive their benefits as an immediate a lump sum distribution. The lump sum distribution created a settlement event that resulted in a $59 million charge in both the three and nine-month periods ended December 31,

2014, respectively. As a result of the May 2013 U.S. Cellular asset acquisition, we recorded a liability related to network shutdown costs for which we agreed to reimburse U.S. Cellular. During the quarter ended December 31, 2014, we identified favorable trends in actual costs and, as a result, we released some of the reserve, resulting in a gain of approximately $41 million in both the three and nine-month periods ended December 31, 2014, respectively.
Interest Expense
Interest expense increased $40 million, or 8%, and $102 million, or 7%, in the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014, primarily due to interest associated with $1.5 billion aggregate principal amount of notes issued in February 2015. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $33.9 billion and $34.0 billion was 6.5% in each of the three and nine-month periods ended December 31, 2015, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.3 billion and $32.5 billion was 6.4% in each of the three and nine-month periods ended December 31, 2014, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Income Taxes
The income tax expense of $97 million and $126 million for the three and nine-month periods ended December 31, 2015, respectively, represented consolidated effective tax rates of approximately (13)% and (10)%, respectively. Income tax expense for both periods was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses. The income tax expense for the nine-month period ended December 31, 2015 was partially offset by tax benefits from changes in state income tax laws enacted during the periods. The income tax benefit of $657 million and $601 million for the three and nine-month periods ended December 31, 2014, respectively, represented consolidated effective tax rates of approximately 22% and 16%, respectively. The income tax benefit for both periods was primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss partially offset by tax expense on taxable temporary differences from the amortization of FCC licenses for income tax purposes.

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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total Consolidated segment earnings for the three and nine-month periods ended December 31, 2015. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers to our services, as well as ARPU. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
In late 2013, we introduced an installment billing program that allows subscribers to purchase a device by paying monthly installments generally over 24 months. In late 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time.
Under the installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to our traditional subsidized programs, this results in better alignment of the equipment revenue with the cost of the device, which significantly reduces the amount of equipment net subsidy recognized in our operating results. The impact to Wireless earnings from the sale of devices under our installment billing program is neutral except for the impact from the time value of money element related to the imputed interest on the installment receivable.

Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of December 31, 2015, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated down to its estimated residual value over the lease term. During the three and nine-month periods ended December 31, 2015, we leased devices through our Sprint direct channels totaling approximately $1.0 billion and $2.6 billion, respectively. Depreciation expense incurred on all leased devices for the three and nine-month periods ended December 31, 2015 was $535 million and $1.2 billion, respectively. Depreciation expense incurred on all leased devices for three and nine-month periods ended December 31, 2014 was $54 million and $56 million, respectively. Because a substantial portion of the cost of a device leased through our direct channel is not recorded as cost of products but rather as depreciation expense, there is a positive impact to Wireless segment earnings compared to when purchased under the installment billing or traditional subsidized programs. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings will be partially offset by the Handset Sale-Leaseback transaction that was consummated in November 2015 where we sold and subsequently leased back certain devices leased to our customers (see Handset Sale-Leaseback in Liquidity and Capital Resources for further details). As a result, our cost of the devices sold to Mobile Leasing Solutions, LLC (MLS) will no longer be recorded as depreciation expense, but rather recognized as rent expense within “Cost of products” during the leaseback periods. As of December 31, 2015, the estimated rental payments due to MLS were $176 million for the remaining fiscal year 2015, $673 million for fiscal year 2016, and $113 million for fiscal year 2017.
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Accounts Receivable Facility and the Handset Sale-Leaseback transactions (See Accounts Receivable Facility and Handset Sale-Leaseback in Liquidity and Capital Resources for further details) were designed to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Wireless Segment Earnings Trends
Sprint is offering lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full or near full retail price of the handset, purchases the handset under our installment billing program, or leases their handset through our leasing program. As the adoption rates of these plans increase throughout our base of subscribers, we expect our postpaid average revenue per user (ARPU) to continue to decline as a result of lower pricing associated with our new service plans as compared to our traditional subsidized programs, which reflect higher service revenue and lower equipment revenue; however, we also expect reduced equipment net subsidy expense due to the installment billing and leasing programs to offset these declines. Since inception, the combination of lower priced plans, and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption. We also expect that the installment billing and leasing programs will require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional subsidized programs.
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our new price plans, results have shown improvement in trends of handset subscribers; however, there can be no assurance that this trend will continue. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we are evaluating our cost model to operationalize a more effective cost structure, which we believe may help to relieve some of the pressure we expect on earnings.

The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireless Segment Earnings	2015	2014	2015	2014
	(in millions)
Postpaid	$4,813	$5,202	$14,670	$16,132
Prepaid	1,224	1,215	3,783	3,633
Other(1)	21	106	178	359
Retail service revenue	6,058	6,523	18,631	20,124
Wholesale, affiliate and other	188	209	586	585
Total service revenue	6,246	6,732	19,217	20,709
Cost of services (exclusive of depreciation and amortization)	(2,031)	(1,902)	(6,147)	(5,939)
Service gross margin	4,215	4,830	13,070	14,770
Service gross margin percentage	67%	72%	68%	71%
Equipment revenue	1,424	1,701	3,509	3,846
Cost of products	(1,589)	(2,952)	(4,244)	(7,482)
Equipment net subsidy	(165)	(1,251)	(735)	(3,636)
Equipment net subsidy percentage	(12)%	(74)%	(21)%	(95)%
Selling, general and administrative expense	(2,041)	(2,545)	(6,273)	(6,937)
Loss on disposal of property, plant and equipment	(143)	—	(143)	—
Wireless segment earnings	$1,866	$1,034	$5,919	$4,197
___________________

(1)	Represents service revenue primarily related to the Clearwire Acquisition on July 9, 2013.
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
Retail service revenue decreased $465 million, or 7%, and $1.5 billion, or 7%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014. The decrease was primarily due to a lower average revenue per subscriber driven by growth in both postpaid subscribers on our new plans and tablet sales. The decrease was partially offset by an increase in average postpaid subscribers mostly due to improved churn.
Wholesale, affiliate and other revenues decreased $21 million, or 10%, and remained relatively flat for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014. The decrease in the three-month period ended December 31, 2015 was primarily due to a decrease in imputed interest associated with installment billing on handsets combined with the decline in prepaid resellers and the impact of the expected shutdown of the Clearwire WiMAX network. Approximately 62% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
	(subscribers in thousands)
Average postpaid subscribers	30,683	29,871	30,443	30,108
Average prepaid subscribers	14,966	15,324	15,442	15,272
Average retail subscribers	45,649	45,195	45,885	45,380
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2014 may be found in the tables on the following pages.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
ARPU(1):
Postpaid	$52.41	$58.63	$53.86	$60.18
Prepaid	$27.49	$27.61	$27.89	$27.77
Average retail	$44.24	$48.11	$45.12	$49.27
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

Postpaid ARPU for the three and nine-month periods ended December 31, 2015 decreased compared to the same periods in 2014 primarily due to the impact of subscriber migration to many of our new service plans, resulting in lower service fees, combined with ongoing growth in sales of tablets, which carry a lower revenue per subscriber. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2015 as a result of lower service fees associated with many of our new price plans, and a continued increase in tablet mix that carries a lower ARPU; however, as a result of our installment billing and leasing programs, we expect reduced equipment net subsidy expense to offset these declines. Prepaid ARPU decreased for the three-month period ended December 31, 2015 and increased for the nine-month period ended December 31, 2015 compared to the same periods in 2014. The decrease for the three-month period was primarily due to a decrease in average subscribers in the Transactions prepaid subscribers due to the expected shutdown of the WiMAX network, in addition to a decline in average subscribers in the Virgin Mobile brand combined with the revenue impact of subscribers choosing lower priced plans in both the Virgin Mobile and Boost brands due to increased competition, partially offset by an increase in average subscribers in the prepaid Boost brand that carries a higher ARPU. The increase for the nine-month period was primarily driven by an increase in average prepaid Boost subscribers that carry a higher ARPU compared to other prepaid brands, partially offset by the revenue impact of subscribers choosing lower priced plans in both the Boost and Virgin Mobile brands.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015
Net additions (losses) (in thousands)(1)
Sprint platform(2):
Postpaid(3)	(181)	(272)	30	211	310	378	501
Prepaid(3)	(542)	35	410	546	(366)	(188)	(491)
Wholesale and affiliates	503	827	527	492	731	866	481
Total Sprint platform	(220)	590	967	1,249	675	1,056	491
Transactions:
Postpaid	(64)	(64)	(49)	(41)	(60)	(70)	(238)
Prepaid	(77)	(55)	(39)	(18)	(66)	(64)	(231)
Wholesale	27	13	13	22	(22)	(12)	(241)
Total Transactions	(114)	(106)	(75)	(37)	(148)	(146)	(710)

Total retail postpaid	(245)	(336)	(19)	170	250	308	263
Total retail prepaid	(619)	(20)	371	528	(432)	(252)	(722)
Total wholesale and affiliate	530	840	540	514	709	854	240
Total Wireless	(334)	484	892	1,212	527	910	(219)

End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(3)(4)	29,737	29,465	29,495	29,706	30,016	30,394	30,895
Prepaid(3)	14,715	14,750	15,160	15,706	15,340	15,152	14,661
Wholesale and affiliates(4)(5)	8,879	9,706	10,233	10,725	11,456	12,322	12,803
Total Sprint platform	53,331	53,921	54,888	56,137	56,812	57,868	58,359
Transactions(6):
Postpaid	522	458	409	368	308	238	—
Prepaid	473	418	379	361	295	231	—
Wholesale	227	240	253	275	253	241	—
Total Transactions	1,222	1,116	1,041	1,004	856	710	—

Total retail postpaid(3)(4)	30,259	29,923	29,904	30,074	30,324	30,632	30,895
Total retail prepaid(3)	15,188	15,168	15,539	16,067	15,635	15,383	14,661
Total wholesale and affiliates(4)(5)	9,106	9,946	10,486	11,000	11,709	12,563	12,803
Total Wireless	54,553	55,037	55,929	57,141	57,668	58,578	58,359

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	988	1,039	1,180	1,320	1,439	1,576	1,676
Wholesale and affiliates	4,192	4,635	5,175	5,832	6,620	7,338	7,930
Total	5,180	5,674	6,355	7,152	8,059	8,914	9,606
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

(3)
In the quarter ended September 30, 2015, approximately 175,000 subscribers were reported as transferred out of the prepaid subscriber base and into the postpaid subscriber base as a result of their decision to choose to participate in a program offered to certain tenured prepaid subscribers. Moreover, in the quarter ended December 31, 2015, the program has been implemented more broadly for the prepaid base. As a result, the 175,000 subscribers previously reported as postpaid last quarter were re-classed to the prepaid subscriber base and the prior period was restated for better comparability across periods. See the discussion under "Subscriber Results" for additional details.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(5)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,809,000 subscribers at December 31, 2015 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended December 31, 2015.

(6)
End of period transactions subscribers reflected postpaid, prepaid and wholesale subscribers acquired as a result of the Clearwire Acquisition. As of December 31, 2015, we have no remaining transaction subscribers due to the expected shut down of the WiMAX network.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	2.05%	2.18%	2.30%	1.84%	1.56%	1.54%	1.62%
Prepaid(2)	4.44%	3.76%	3.94%	3.84%	5.08%	5.06%	5.82%
Transactions(3):
Postpaid	4.15%	4.66%	4.09%	3.87%	6.07%	8.55%	NM
Prepaid	6.28%	5.70%	4.95%	3.77%	7.23%	8.51%	NM

Total retail postpaid	2.09%	2.22%	2.33%	1.87%	1.61%	1.61%	1.87%
Total retail prepaid	4.50%	3.81%	3.97%	3.84%	5.13%	5.12%	6.29%
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

(3)	Subscriber churn related to the Clearwire Acquisition.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2014.

	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015
ARPU
Sprint platform:
Postpaid	$62.07	$60.58	$58.90	$56.94	$55.48	$53.99	$52.48
Prepaid	$27.38	$27.19	$27.12	$27.50	$27.81	$27.66	$27.44
Transactions(1):
Postpaid	$39.16	$39.69	$39.85	$40.28	$40.47	$40.62	$31.62
Prepaid	$45.15	$45.52	$45.80	$46.68	$46.10	$45.82	$34.61

Total retail postpaid	$61.65	$60.24	$58.63	$56.72	$55.31	$53.87	$52.41
Total retail prepaid	$27.97	$27.73	$27.61	$27.95	$28.18	$27.97	$27.49
_______________________

(1)	Subscriber ARPU related to the Clearwire Acquisition.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended December 31, 2015, net postpaid subscriber additions were 501,000 compared to 30,000 in the same period in 2014, inclusive of 82,000 and 189,000 net additions of tablets, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. The primary driver for the net additions in the current quarter was our pricing plan promotions launched in the quarter combined with improving churn as subscribers benefit from the improved network quality.
During the three-month period ended September 30, 2015, we introduced a program to provide certain tenured Boost and Virgin Mobile prepaid subscribers with the opportunity to receive an extension of credit for their use of wireless service. Subscribers who opt-in to this program may also qualify for certain device offers and/or service credits. During the three-month period ended September 30, 2015, approximately 175,000 participating subscribers were migrated from the prepaid subscriber base into the postpaid subscriber base under their respective Boost and Virgin Mobile brands. Moreover, in the three-month period ended December 31, 2015, the program has been implemented more broadly for the prepaid base. As a result, the 175,000 subscribers previously reported as postpaid last quarter were re-classed to the prepaid subscriber base and the prior period was restated for better comparability across periods.
Retail Prepaid — During the three-month period ended December 31, 2015, we lost 491,000 net prepaid subscribers compared to additions of 410,000 in the same period in 2014. The net losses in the quarter were primarily due to subscriber losses in the Boost and Virgin Mobile prepaid brand primarily due to continued competition. Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 12.8 million Sprint platform subscribers included in wholesale and affiliates, approximately 62% represent connected devices. Wholesale and affiliate subscriber net additions were 481,000 during the three-month period ended December 31, 2015 compared to 527,000 during the same period in 2014, inclusive of net additions of connected devices totaling 592,000 and 540,000, respectively. The decrease in net additions in the three-month period ended December 31, 2015 was primarily attributable to a decline in subscribers under the Lifeline programs, partially offset by growth in resellers and connected device subscribers.
Transactions Subscribers
As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. We had net postpaid subscriber losses of 238,000, net prepaid subscriber losses of 231,000 and net wholesale subscriber losses of 241,000 for the three-month period ended December 31, 2015 due to the expected shutdown of the WiMAX network. As of December 31, 2015, we have no remaining transaction subscribers.
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

Cost of services increased $129 million, or 7%, and $208 million, or 4%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014, primarily due to increased service and repair costs as a result of higher costs per unit of new and used devices. These increases were partially offset by decreases in roaming costs primarily due to lower rates.
Equipment Revenue and Cost of Products
We recognize equipment revenue and corresponding costs of equipment when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our devices are sold under the subsidy program, the installment billing program, or leased under the leasing program. Under the subsidy program, we offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Under the installment billing program, the device is sold at or near full retail price and we recognize most of the future expected installment payments at the time of sale of the device, which results in the recognition of significantly less equipment net subsidy. The impact to net equipment subsidy from the sale of devices under our installment billing program is relatively neutral except for the impact from the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated down to its estimated residual value over the lease term. Because a substantial portion of the cost of a device leased through our direct channel is not recorded as cost of products but rather as depreciation expense, there is a significant positive impact to net equipment subsidy compared to when purchased under the installment billing or subsidized programs. During the three and nine-month periods ended December 31, 2015, we leased devices through our Sprint direct channels totaling approximately $1.0 billion and $2.6 billion, respectively. As subscribers migrate from acquiring devices through our subsidy program to installment billing or choose to lease under our leasing program, equipment net subsidy continues to decline.
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
Equipment revenue decreased $277 million, or 16%, and $337 million, or 9%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014. The decrease in equipment revenue for the three and nine-month periods ended December 31, 2015 was primarily due to a decrease in postpaid handsets sold as more subscribers are choosing to lease their device, combined with lower average sales price per prepaid handset sold, partially offset by higher revenue from the installment billing and leasing programs and a higher average sales price per postpaid handset sold. Cost of products decreased $1.4 billion, or 46%, and $3.2 billion, or 43%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014 primarily due to a decrease in postpaid handsets sold as a result of subscribers choosing to lease devices instead of purchasing them.
Selling, General and Administrative Expense
Sales and marketing costs primarily consist of subscriber acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, commission payments made to OEMs or other device distributors for direct source handsets, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, strategic planning, and technology and product development.
Sales and marketing expense decreased $140 million, or 10%, and $129 million, or 3%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014 primarily due to lower media spend and a decrease in payments to OEMs for direct source handsets as a result of lower volume of device sales, partially offset by higher retail labor costs.
General and administrative costs decreased $364 million, or 34%, and $535 million, or 18%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014 primarily due to a decrease in bad debt expense combined with declines in other general and administrative expenses due to reduced headcount and other cost-savings initiatives.

Bad debt expense decreased $136 million, or 56%, and $354 million, or 48%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014 primarily related to an improved aging as a result of customer credit profile improvement and fewer accounts written off due to improvements in churn, partially offset by a higher average balance of accounts written off. We reassess our allowance for doubtful accounts quarterly.
Loss on Disposal of Property, Plant and Equipment
Loss on disposal of property, plant and equipment is a result of approximately $65 million in net losses recognized upon the sale of devices to MLS under the Handset Sale-Leaseback transaction, which represented the difference between the fair value and net book value of the devices sold. In addition, approximately $78 million in losses resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us.

Segment Earnings - Wireline
We provide a broad suite of wireline voice and data communications services to other communications companies and targeted business subscribers. In addition, we provide voice, data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks. Our services and products include domestic and international data communications using various protocols such as multiprotocol label switching technologies (MPLS), IP, managed network services, Voice over Internet Protocol (VoIP), Session Initiated Protocol (SIP), and traditional voice services. Our IP services can also be combined with wireless services. Such services include our Sprint Mobile Integration service, which enables a wireless handset to operate as part of a subscriber's wireline voice network, and our DataLinkSM service, which uses our wireless networks to connect a subscriber location into their primarily wireline wide-area IP/MPLS data network, making it easier for businesses to adapt their network to changing business requirements. In addition to providing services to our business customers, the wireline network is carrying increasing amounts of voice and data traffic for our Wireless segment as a result of growing usage by our wireless subscribers.
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

The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireline Segment Earnings	2015	2014	2015	2014
	(in millions)
Voice	$201	$289	$646	$910
Data	42	52	134	161
Internet	317	333	968	1,018
Other	21	18	72	57
Total net service revenue	581	692	1,820	2,146
Cost of services (exclusive of depreciation)	(466)	(581)	(1,495)	(1,800)
Service gross margin	115	111	325	346
Service gross margin percentage	20%	16%	18%	16%
Selling, general and administrative expense	(82)	(100)	(254)	(273)
Wireline segment earnings	$33	$11	$71	$73
Wireline Revenue
Voice Revenues
Voice revenues for the three and nine-month periods ended December 31, 2015 decreased $88 million, or 30%, and $264 million, or 29%, respectively, compared to the same periods in 2014. The decrease was driven by lower volume and overall rate declines, primarily due to decreases in international hubbing volumes, combined with the decline in prices for the sale of services to our Wireless segment in the three and nine-month periods ended December 31, 2015. Voice revenues generated from the sale of services to our Wireless segment represented 41% and 39% of total voice revenues for the three and nine-month periods ended December 31, 2015, respectively, compared to 33% and 30% for the same periods in 2014.
Data Revenues
Data revenues reflect sales of data services, primarily private line and managed network services bundled with non-IP-based data access. Data revenues decreased $10 million, or 19%, and $27 million, or 17%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 40% and 41% of total data revenue for the three and nine-month periods ended December 31, 2015, respectively, compared to 42% for each of the same periods in 2014.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $16 million, or 5% and $50 million, or 5%, for the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 15% and 14% of total Internet revenues for the three and nine-month periods ended December 31, 2015, respectively, compared to 13% and 12% for the same periods in 2014.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $3 million, or 17%, and $15 million, or 26%, in the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $115 million, or 20%, and $305 million, or 17%, in the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014. The decrease was primarily due to lower international voice volume and rates combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage increased from 16% in each of the three and nine-

month periods ended December 31, 2014 to 20% and 18% in the three and nine-month periods ended December 31, 2015, respectively, primarily as a result of a decrease in cost of services partially offset by a decrease in net service revenue.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $18 million, or 18%, and $19 million, or 7%, in the three and nine-month periods ended December 31, 2015, respectively, compared to the same periods in 2014. The decrease was primarily due to a decrease in shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 14% for each of the three and nine-month periods ended December 31, 2015 compared to 14% and 13% for the same periods in 2014.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	December 31,
	2015	2014
	(in millions)
Net cash provided by operating activities	$2,603	$1,474
Net cash used in investing activities	$(4,485)	$(2,912)
Net cash provided by (used in) financing activities	$47	$(77)
Operating Activities
Net cash provided by operating activities of $2.6 billion in the nine-month period ended December 31, 2015 increased $1.1 billion from the same period in 2014. The increase was primarily due to $1.1 billion of reduced cash paid to vendors and increased cash received from customers of $136 million, which includes $700 million of net activity under the Receivables Facility (defined below) comprised of $1.2 billion of receipts in the nine-month period ended December 31, 2015, as described below, and $500 million of repayments in the quarter ended June 30, 2015. In addition, we had increased interest payments of $69 million primarily associated with $1.5 billion aggregate principal amount of notes issued in February 2015.
Investing Activities
Net cash used in investing activities in the nine-month period ended December 31, 2015 increased by approximately $1.6 billion compared to the same period in 2014, primarily due to increased capital expenditures of $144 million, increased purchases of $1.6 billion of leased devices from indirect dealers and decreased net proceeds from sales and maturities of short-term investments of $2.5 billion. These increases were partially offset by $1.1 billion of proceeds from MLS under the Handset Sale-Leaseback transaction and $1.7 billion in decreased purchases of short-term investments. In addition, in the nine-month period ended December 31, 2014, we received $95 million in reimbursements of our costs of clearing the H Block spectrum as part of the Report and Order obligations and $114 million of proceeds from the sale of assets and FCC licenses of which $90 million was related to the sale of certain FCC licenses.
Financing Activities
Net cash provided by financing activities was $47 million during the nine-month period ended December 31, 2015, which was primarily due to draws of $208 million, $266 million and $32 million on our Finnvera plc (Finnvera), K-sure and Delcredere | Ducroire (D/D) secured equipment credit facilities, respectively. These draws were partially offset by repayments related to our secured equipment credit facilities of $155 million, capital lease repayments of $67 million, and a $500 million repayment of the Export Development Canada (EDC) credit facility. In addition, we amended our unsecured EDC agreement to add an additional tranche totaling $250 million due December 2017. Net cash used in financing activities was $77 million during the nine-month period ended December 31, 2014, which was primarily due to principal payments on the iPCS, Inc. notes due 2014 of approximately $181 million and a scheduled principal payment on our secured equipment credit facility of approximately $127 million. In December 2014, we amended our unsecured EDC agreement to, among other things, add an additional tranche totaling $300 million due 2019.

Working Capital
We had negative working capital of $4.5 billion and $1.2 billion as of December 31, 2015 and March 31, 2015, respectively. The decline in working capital is due to decreased cash of $1.8 billion primarily due to cash paid for capital expenditures which was partially offset by net cash provided by operating activities and proceeds from MLS under the Handset Sale-Leaseback transaction. In addition, accounts and notes receivable, net decreased $1.3 billion primarily due to the sale of installment receivables as part of our Receivables Facility described below and device and accessory inventory decreased $364 million. Also contributing to the decline was an increase of $2.0 billion in the current portion of long-term debt, financing and capital lease obligations primarily due to Sprint Communications, Inc. 6% Senior notes, which will be due in the quarter ending December 31, 2016. These decreases were offset by decreases in accounts payable of $1.3 billion primarily as a result of invoices with extended payment terms with certain network equipment suppliers coming due and timing of purchases and payments associated with device launches. Additionally, accrued expenses and other current liabilities decreased $819 million primarily due to decreased employee accruals and decreased accrued capital expenditures for unbilled services. Also, prepaid and other current assets increased $427 million primarily due to the activity associated with the deferred purchase price receivable (DPP) recognized as part of our Receivables Facility described below. The remaining balance was due to changes to other working capital items.
Long-Term Debt and Other Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Accounts Receivable Facility and the Handset Sale-Leaseback transactions described below were designed to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Accounts Receivable Facility
Transaction Overview
Our accounts receivable facility (Receivables Facility), which provides us the opportunity to sell eligible wireless service and installment receivables to unaffiliated third parties (Purchasers), was amended in November 2015 to include future amounts due from customers who lease certain devices from us. The amendment increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the expiration to November 2017. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of our business. As of December 31, 2015, the total borrowing capacity available under the facility was approximately $2.0 billion. However, as a result of sales we have completed to date, the total amount available to be drawn as of December 31, 2015 was $778 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a deferred purchase price receivable (DPP). While it’s at Sprint's election to decide how much cash it chooses to receive from each sale, the maximum amount of proceeds varies based on a number of factors and currently represents approximately 50% of the total amount of the receivables sold to the Purchasers. The DPP is realized by us upon the ultimate collection of the underlying receivables sold to the Purchasers or until Sprint elects to receive additional amounts in cash from the Purchasers subject to the total availability under the Receivables Facility. As of December 31, 2015, we have elected not to sell future receivables associated with certain devices leased by our customers.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The fees associated with these sales are recognized in "Selling, general and administrative" on the consolidated statements of comprehensive loss. The sale of future lease receivables will be recorded as a financing transaction. Accordingly, the proceeds received will be reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees will be recognized as "Interest expense" on the consolidated statements of comprehensive loss.
Transaction Structure
Sprint contributes eligible wireless service, installment and future lease receivables as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service and installment receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life.

Each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to Sprint. Accordingly, the assets of the SPE are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to pay the investment, yield and fees of the Purchasers and other creditors of the SPEs may be remitted to Sprint during and after the term of the Receivables Facility.
Sprint has no retained interest in the receivables sold, other than collection and administrative responsibilities and its right to the DPP. Sales of eligible receivables by the SPEs generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. A subsidiary of Sprint services the receivables in exchange for a monthly servicing fee, and Sprint guarantees the performance of the servicing obligations under the Receivables Facility.
DPP
The DPP related to our wireless service and installment receivables is classified as a trading security within "Prepaid expenses and other current assets" on the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of comprehensive loss and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" on the consolidated statements of comprehensive loss. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the three and nine-month periods ended December 31, 2015. Changes to the unobservable inputs used to determine the fair value are not expected to result in a material change in the fair value of the DPP.
Wireless Service Receivable Sales
On March 31, 2015, we sold approximately $1.8 billion of wireless service receivables in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a DPP of $1.3 billion, with an estimated fair value of $1.2 billion. In accordance with our rights under the Receivables Facility, in April 2015 Sprint elected to temporarily suspend sales of receivables by the SPEs and remitted payments received to the Purchasers to reduce the funded amount to zero.
In September 2015, we sold wireless service receivables of approximately $1.9 billion in exchange for $400 million in cash and $1.5 billion of DPP, with an estimated fair value of $1.4 billion. In October 2015, we elected to receive $300 million of cash and reduced the amount of the associated DPP due to Sprint. As of December 31, 2015, the total amount available under the Receivables Facility associated with wireless service receivables was $193 million and the total fair value of the associated DPP was $1.1 billion.
Installment Receivable Sales
In October 2015, we sold installment receivables of approximately $1.2 billion under the Receivables Facility in exchange for $100 million in cash and $1.1 billion of DPP, with an estimated fair value of $1.0 billion. In November 2015, we elected to receive $400 million of cash and reduce the amount of the associated DPP due to Sprint. During the period from our initial sale in October to December 31, 2015, cash collections on previously sold installment receivables exceeded sales of new receivables such that the DPP decreased by approximately $150 million. As of December 31, 2015, the total amount available under the Receivables Facility associated with installment receivables was $29 million and the total fair value of the associated DPP was $491 million.
Future Lease Receivable Sales
As of December 31, 2015, we had not sold any future lease receivables. As of December 31, 2015, the amount available under the Receivables Facility associated with future lease receivables was $556 million.

Handset Sale-Leaseback
In November 2015, Sprint entered into agreements (Handset Sale-Leaseback) to sell and lease-back certain leased devices excluded from our Receivables Facility, which allowed us to monetize the devices, including the device residual values. Under the agreements with MLS, a company formed by a group of equity investors, including SoftBank Group Corp. (SoftBank), Sprint maintains the customer lease, will continue to collect and record lease revenue from the customer and will remit monthly rental payments to MLS, which are recognized as "Cost of products" on the consolidated statements of comprehensive loss during the lease-back period.
In December 2015, Sprint contributed $1.3 billion of certain leased devices and the associated customer leases to wholly-owned consolidated bankruptcy-remote special purpose entities of Sprint (SPE Lessees). The SPE Lessees then sold the devices and transferred certain specified customer lease end rights and obligations, such as the right to receive the proceeds from customers who elect to purchase the device at the end of the customer lease term, to MLS in exchange for proceeds totaling $1.1 billion (Cash Purchase Price) and a DPP of $126 million.
The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and is included in "Other, net" on the consolidated statements of comprehensive loss. Simultaneously with the sale of the devices, MLS leased back each device to the SPE Lessees pursuant to the Master Lease Agreement (Device Lease) in exchange for monthly rental payments to be made by the SPE Lessees to MLS. Monthly rental payments made to MLS totaled $60 million during the three and nine-month periods ended December 31, 2015. As of December 31, 2015, the minimum estimated amounts due to MLS were $176 million for the remaining fiscal year 2015, $673 million for fiscal year 2016, and $113 million for fiscal year 2017.
The SPE Lessees retain all rights to the underlying customer leases, such as the right to receive the rental payments during the device lease-back period, other than the aforementioned certain specified customer lease end rights. Each SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee are not available to pay creditors of Sprint or any of its affiliates. Settlement for the DPP occurs at the end of the agreement and can be reduced to the extent that MLS experiences a loss on the device (either not returned or sold at a loss), but only to the extent of the device's DPP balance. The DPP associated with the Handset Sale-Leaseback is recorded in “Other assets” in the consolidated balance sheets at its estimated net realizable value. Changes to the DPP prior to settlement with MLS are recorded as an adjustment to rent expense in “Cost of products” in the consolidated statements of comprehensive loss. Brightstar US, Inc. (Brightstar), a wholly-owned subsidiary of SoftBank, provides reverse logistics and remarketing services to MLS with respect to the devices.
Unless a Device Lease is terminated early, the SPE Lessees are obligated to pay the full monthly rental payments under each Device Lease, regardless of whether customers make lease payments on the devices leased to them or whether the customer lease is still in effect. Sprint has guaranteed to MLS, the performance of the covenants, agreements and undertakings of the SPE Lessees under the transaction documents.
All devices must be returned to MLS, subject to purchase rights of the customers and provided that SPE Lessees have no obligation to return devices not returned by the customers to Sprint. Sprint will act as servicer for MLS, to the extent needed, after the end of the device leaseback period. To secure the obligations of the SPE Lessees under the Device Lease, the SPE Lessees provide a security interest to MLS in, among other things, the customer leases. In the event that MLS is able to sell the returned devices at a price greater than the expected device residual value, Sprint has the potential to share some of the excess proceeds.
Credit Facilities
Bank Credit Facility
Our revolving bank credit facility that expires in February 2018 requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.5 to 1.0 through the quarter ended December 31, 2015, 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.

Export Development Canada (EDC) agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. In the quarter ended December 2015, we made a scheduled principal repayment of $500 million, leaving a principal balance of $300 million, which matures in December 2019. At the time of the repayment, the EDC agreement was also amended to increase the facility by $250 million through the addition of a new tranche due December 2017, which was fully drawn. Accordingly, as of December 31, 2015, the total principal amount of our borrowings under the EDC facility was $550 million.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. We made regularly scheduled principal repayments totaling $127 million during the nine-month period ended December 31, 2015. The balance outstanding at December 31, 2015 was $381 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network-related purchases from Nokia. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the nine-month period ended December 31, 2015, we had drawn $208 million on the facility, and we made principal repayments totaling $28 million, resulting in a total principal amount of $224 million outstanding at December 31, 2015.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the nine-month period ended December 31, 2015, we had drawn $266 million on the facility, resulting in a total principal amount of $323 million outstanding at December 31, 2015.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent. During the nine-month period ended December 31, 2015, we drew $32 million on the facility, resulting in a total principal amount of $32 million outstanding at December 31, 2015.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. The covenants under each of the four secured equipment credit facilities are similar to one another and to the covenants of our revolving bank credit facility and EDC agreement.
As of December 31, 2015, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and all other equipment credit facilities was 4.3 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of December 31, 2015, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our revolving bank credit facility and availability under our Receivables Facility was $6.0 billion. Our cash and cash equivalents and short-term investments totaled $2.2 billion as of December 31, 2015 compared to $4.2 billion as of March 31, 2015. As of December 31, 2015, approximately $323 million in letters of credit were outstanding under our $3.3 billion revolving bank credit facility. The amount of the letter of credit required pursuant to the Report and Order was reduced to $256 million as of December 31, 2015. As a result of the outstanding letters of credit, which directly reduce the availability of the revolving bank credit facility, we had approximately $3.0 billion of borrowing capacity available under the revolving bank credit facility as of December 31, 2015. Amounts available under our Receivables facility as of December 31, 2015 totaled $778 million. In addition to the amounts discussed above, as of December 31, 2015, we had a combined available borrowing capacity of $645 million under our K-sure and D/D secured equipment credit facilities. Also, as of April 1, 2016, up to $520 million of the third tranche under our Finnvera secured equipment credit facility will be available. However, utilization of these facilities is dependent upon the amount and timing of network-related purchases from the applicable suppliers, as well as the period of time remaining to complete any further borrowings available under each facility.
We offer device financing plans, including the installment billing program and our leasing program, that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated down to its estimated residual value over the lease term. Because a substantial portion of the cost of a device leased through our direct channel is not recorded as cost of products but rather as depreciation expense, there is a positive impact to Wireless segment earnings compared to when purchased under the installment billing or traditional subsidized programs. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings will be partially offset by the Handset Sale-Leaseback transaction that was consummated in November 2015 where we sold and subsequently leased back certain devices leased to our customers. As a result, our cost of the devices sold to MLS will no longer be recorded as depreciation expense, but rather recognized as rent expense within "Cost of products" during the leaseback periods. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional subsidized programs because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
To meet our liquidity requirements, we look to a variety of sources. In addition to our existing cash and cash equivalents, short-term investments, and cash generated from operating activities, we raise funds as necessary from external sources. We rely on the ability to issue debt and equity securities, the ability to access other forms of financing, including debt financing, proceeds from the sale of certain accounts receivable and future lease receivables under our Receivables Facility, proceeds from future device sale-leaseback transactions and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements.
In the third quarter of our fiscal year ending March 31, 2017, we are contractually obligated to make approximately $2.3 billion in principal payments on long-term debt. To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our short-term debt repayment obligations, we will need to continue to raise additional funds from external sources. Our ability to meet our funding requirements, including the $2.3 billion of principal payments on long-term debt due in the quarter ending December 31, 2016, through the next twelve months is dependent upon our ability to obtain external funding and to successfully execute on our cost reduction initiatives. In November 2015, we amended our Receivables Facility to include the sale of future lease receivables, which increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the maturity to November 2017. As of December 31, 2015, the total amount available to be drawn under the Receivables Facility was $778 million. In December 2015, we entered into agreements (Handset Sale-Leaseback) to sell and lease-back certain devices currently leased to our customers for total proceeds of approximately $1.1 billion. The monthly rental payments for the devices leased back by us will approximate the amount of cash received from the associated customer leases during the weighted average 17 month lease-back period.
Possible future financing sources include additional transactions under the Handset Sale-Leaseback to include additional devices, a transaction to monetize certain network equipment, spectrum holdings or both, refinancing our debt, or sale-leasebacks of certain real estate. In addition, we are pursuing extended payment terms with certain vendors. If we are unable to obtain external funding and execute on our cost reduction initiatives, we would need to modify our existing business plan, which could adversely affect our expectation of long-term benefits from our operations.

In determining our expectation of future funding needs in the next twelve months and beyond, we have made several assumptions regarding:

•
projected revenues and expenses relating to our operations, including those related to our installment billing and leasing programs, along with the success of initiatives such as our expectations of achieving a more competitive cost structure through cost reduction initiatives and increasing our postpaid handset subscriber base;

•	cash needs related to our installment billing and device leasing programs;

•	current availability of $778 million in funding under the Receivables Facility, which terminates in November 2017;

•	continued availability of our revolving bank credit facility, which expires in February 2018, in the amount of $3.3 billion less outstanding letters of credit;

•
remaining availability of approximately $1.2 billion of our secured equipment credit facilities (inclusive of availability that we are eligible to draw upon beginning April 1, 2016) for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, the capacity additions and upgrading of our networks and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices from our indirect dealers;

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, including approximately $14.2 billion coming due over the next five years plus interest due on all outstanding debt;

•	estimated residual values of devices related to our device lease program; and

•	other future contractual obligations and general corporate expenditures.
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
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B3	Caa1	B1	Ba3	Negative
Standard and Poor's	B	B	BB-	BB-	Stable
Fitch	B+	B+	BB	BB	Stable
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

FUTURE CONTRACTUAL OBLIGATIONS
As a result of our Handset Sale-Leaseback agreements, we have additional future contractual obligations of $176 million for the remaining fiscal year 2015, $673 million for fiscal year 2016, and $113 million for fiscal year 2017, in addition to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2015. Below is a graph depicting our future principal maturities of debt as of December 31, 2015.
* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $323 million in letters of credit that were outstanding under the unsecured revolving bank credit facility, and (iii) all capital leases and other financing obligations.

OFF-BALANCE SHEET ARRANGEMENTS
Sprint has an accounts Receivable Facility providing for the sale of eligible wireless service, installment and certain future lease receivables, with a maximum funding limit of $4.3 billion and an expiration date of November 2017. In connection with the Receivables Facility, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs sell wireless service, installment and future lease receivables to unaffiliated third parties or to a bank agent. Sales of eligible receivables generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility.
In November, 2015, Sprint also entered into a Handset Sale-Leaseback agreement to sell and lease-back certain leased devices with MLS. In connection with the Handset Sale-Leaseback, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPE Lessees. The SPE Lessees then sold the devices and transferred certain specified customer lease end rights and obligations to MLS in exchange for proceeds totaling $1.1 billion and a DPP of $126 million in December 2015. See the detailed Receivables Facility and Handset Sale-Leaseback discussions within Liquidity and Capital Resources above.

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
As discussed in Item 7 of the Company’s Annual Report on Form 10-K for the period ended March 31, 2015, one of our critical accounting policies is the evaluation of goodwill and indefinite-lived assets for impairment. As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value. The estimated fair values were determined based on numerous assumptions and estimates, such as Company forecasts, discount rates, growth rates, among others as well as our then-current stock price. During the quarter ended December 31, 2014, events and changes in circumstances triggered an impairment evaluation, which resulted in an impairment loss on our Sprint trade name of $1.9 billion. The stock price at December 31, 2015 of $3.62 was below the net book value per share price of $5.12. Subsequent to the balance sheet date, the stock price has decreased further to $2.84 at February 3, 2016. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results and an estimated control premium.
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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to obtain additional financing, including monetizing certain of our network equipment, spectrum holdings, or both, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

•	our ability to continue to receive the expected benefits of the Handset Sale-Leaseback, including additional future tranches;

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures;

•	the effective implementation of our plans to improve the quality of our network, including timing, execution, technologies, costs, and performance of our network;

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of December 31, 2015, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2015 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended December 31, 2015, there were no material developments in the status of these legal proceedings.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended December 31, 2015, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended December 31, 2015, SoftBank estimates that gross revenues and net profit generated by such services were both under $2,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: February 4, 2016

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	First Step Transfer Agreement, dated as of November 19, 2015, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P.	8-K	001-04721	10.1	11/20/2015

10.2	First Amendment to First Step Transfer Agreement, dated as of December 2, 2015, among the originators from time to time party thereto and SLV-III LLC, as lessee representative					*

10.3	Second Step Transfer Agreement, dated as of November 19, 2015, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC	8-K	001-04721	10.2	11/20/2015

10.4	First Amendment to Second Step Transfer Agreement, dated as of December 2, 2015, among Mobile Leasing Solutions LLC and SLV-III LLC, as lessee representative					*

10.5	Master Lease Agreement, dated as of November 19, 2015, among Mobile Leasing Solutions, LLC, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as collateral agent	8-K	001-04721	10.3	11/20/2015

10.6	Performance Support Agreement, dated as of November 19, 2015, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC	8-K	001-04721	10.4	11/20/2015

10.7	Guaranty, dated as of November 19, 2015, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC	8-K	001-04721	10.5	11/20/2015

10.8	Second Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2015, by and among Sprint Spectrum L.P., as servicer, certain Sprint special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchasers, the entities from time to time party thereto as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	8-K	001-04721	10.6	11/20/2015

10.9	Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of November 19, 2015, by and among certain Sprint subsidiaries as originators and special purpose entities	8-K	001-04721	10.7	11/20/2015

10.10	Fourth Amendment to Employment Agreement, effective November 6, 2015, by and between Sprint Nextel Corporation, now known as Sprint Communications, Inc., and Joseph Euteneuer	8-K	001-04721	10.1	11/12/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.11	Employment Agreement, dated May 1, 2015, by and between Sprint Corporation and Roger Solé Rafols					*

10.12	Employment Agreement, dated January 2, 2016, by and between Sprint Corporation and Jorge Gracia					*

10.13	Second Amendment to Second Step Transfer Agreement, effective as of December 2, 2015, by and between Mobile Leasing Solutions, LLC and SLV-III, LLC, as lessee representative					*
(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.