Form 10-K
period 2016-03-31
SPRINT Corp
filed 2016-05-17
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K
—————————————————————

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
Aggregate market value of voting and non-voting common stock equity held by non-affiliates of Sprint Corporation at September 30, 2015 was $2,342,009,176
COMMON STOCK OUTSTANDING AT MAY 13, 2016: 3,974,592,358 shares

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
On July 10, 2013, SoftBank Corp., which subsequently changed its name to SoftBank Group Corp., and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel as contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement) and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II, Inc. (Starburst II) became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc. (Sprint Communications). As a result of the completion of the SoftBank Merger in which SoftBank acquired an approximate 78% interest in Sprint Corporation, and subsequent open market stock purchases, SoftBank owned approximately 83% of the outstanding common stock of Sprint Corporation as of March 31, 2016.
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
OVERVIEW
Sprint Corporation and its subsidiaries is a communications company offering a comprehensive range of wireless and wireline communications products and services that are designed to meet the needs of consumers, businesses, government subscribers and resellers. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, inclusive of Successor and Predecessor periods, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries. We are one of the largest wireless communications companies in the United States (U.S.), as well as a provider of wireline services. Our services are provided through our ownership of extensive wireless networks, an all-digital global wireline network and a Tier 1 Internet backbone.
We offer wireless and wireline services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on our wireless networks utilizing various technologies including third generation (3G) code division multiple access (CDMA), fourth generation (4G) services utilizing Long Term Evolution (LTE). We also offered Worldwide Interoperability for Microwave Access (WiMAX) technologies until that network was shut-down on March 31, 2016. We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks.

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
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account. We offer these plans with subsidy, installment billing or leasing programs. The subsidy program requires a service contract and allows for a subscriber to either bring their handset or purchase one at a discount for a new line of service. Our installment billing program does not require a service contract and offers service plans at lower monthly rates compared to subsidy plans, but requires the subscriber to pay full or near full price for the handset over monthly installments. Our leasing program also does not require a service contract, provides for service plans at lower monthly rates compared to subsidy plans and allows qualified subscribers to lease a device and make payments for use of the device over the term of the lease. At the end of the lease term, the subscriber can either turn in the device, continue leasing the device or purchase the device. See "Item 1A. Risk Factors—Subscribers who purchase a device on an installment billing basis are no longer required to sign a fixed-term service contract, which could result in higher churn, and higher bad debt expense" and "—Because we lease devices to subscribers, our device leasing program exposes us to new risks, including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices."
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Sprint prepaid primarily serves subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers with plans that offer unlimited text and talk with step pricing based on their preferred data usage. Virgin Mobile primarily serves subscribers through plans that offer control, flexibility and connectivity through various plan options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers, in certain states, who meet income requirements or are receiving government assistance, with a free wireless phone, 350 free local and long-distance voice minutes each month and unlimited free texts under the Lifeline Program. The Lifeline Program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually.
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
Services and Products
Data & Voice Services
Wireless data communications services are provided throughout the U.S. and include mobile productivity applications, such as Internet access, messaging and email services; wireless photo and video offerings; location-based capabilities, including asset and fleet management, dispatch services and navigation tools; and mobile entertainment applications, including the ability to listen to satellite radio, download and listen to music, and play games. Wireless voice communications services provided throughout the U.S. include basic local and long-distance wireless voice services, as well as voicemail, call waiting, three-way calling, caller identification, directory assistance and call forwarding. We also provide voice and data services in numerous countries outside of the U.S. through roaming arrangements. We offer customized design, development, implementation and support for wireless services provided to large companies and government agencies.
Products
Our services are provided using a broad array of devices and applications and services that run on these devices to meet the growing needs of subscriber mobility. Our device portfolio includes many cutting edge handsets from various original equipment manufacturers as well as hotspots, which allow the connection of multiple WiFi enabled devices to the Sprint platform and embedded tablets and laptop devices. We have historically sold devices at prices below our cost in response to competition to attract new subscribers and as retention inducements for existing subscribers. Subscribers also have the option to purchase eligible devices through our installment billing program, or to lease eligible devices through our leasing program. In addition, we sell accessories, such as carrying cases, hands-free devices and other items to subscribers, and we sell devices and accessories to agents and other third-party distributors for resale.
Wireless Network Technologies
We deliver wireless services to subscribers primarily through our Sprint platform network. Our Sprint platform uses primarily 3G CDMA and 4G LTE wireless technologies. We served customers utilizing WiMAX technology until the network was shutdown on March 31, 2016. Our 3G CDMA wireless technology uses a digital spread-spectrum technique that allows a large number of users to access the band by assigning a code to all voice and data bits, sending a scrambled transmission of the encoded bits over the air and reassembling the voice and data into its original format. Our 4G LTE wireless data communications technology utilizes an all-internet protocol (IP) network to deliver high-speed data communications. We provide nationwide service through a combination of operating our own network in both major and smaller U.S. metropolitan areas and rural connecting routes, affiliations under commercial arrangements with third-party affiliates and roaming on other providers' networks.
Sales, Marketing and Customer Care
We focus the marketing and sales of wireless services on targeted groups of retail subscribers: individual consumers, businesses and government.
We use a variety of sales channels to attract new subscribers of wireless services, including:

•	direct sales representatives whose efforts are focused on marketing and selling wireless services primarily to mid-sized to large businesses and government agencies;

•	retail outlets, owned and operated by us, that focus on sales to the small business and consumer markets;

•	co-branded Sprint-RadioShack retail stores-within-a-store exclusively selling or leasing Sprint devices and the associated postpaid and prepaid service plans;

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
Competition
We believe that the market for wireless services has been and will continue to be characterized by competition on the basis of price, the types of services and devices offered and quality of service. We compete with a number of wireless carriers, including three other national wireless companies: AT&T, Verizon Wireless and T-Mobile. Our prepaid services compete with a number of carriers and resellers, which offers competitively-priced calling plans that include unlimited local calling. AT&T, T-Mobile and Verizon Wireless offer competitive prepaid services and wholesale services to resellers. Competition may intensify as a result of mergers and acquisitions, as new firms enter the market, and as a result of the introduction of other technologies, the availability of additional commercial spectrum bands, such as the 600 megahertz (MHz) band, the AWS-3 band and the AWS-4 band, and the potential introduction of new services using unlicensed spectrum. Wholesale services and products also contribute to increased competition. In some instances, resellers that use our network and offer similar services compete against our offerings. The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services, in addition to non-traditional offerings in mobile data. For example, Microsoft, Google, Apple and others are offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service, as well as alternative means of accessing video content.
Most markets in which we operate have high rates of penetration for wireless services, thereby limiting the growth of subscribers of wireless services. As the wireless market has matured, it has become increasingly important to retain existing subscribers in addition to attracting new subscribers, particularly in less saturated growth markets such as those with non-traditional data demands. Wireless carriers also try to appeal to subscribers by offering certain devices at prices lower than their acquisition cost, which we refer to as our traditional subsidy program. We may offer higher cost devices at greater discounts than our competitors, with the expectation that the loss incurred on the cost of the device will be offset by future service revenue. Wireless carriers now also offer plans that allow subscribers to purchase or lease a device at or near full retail price in exchange for lower monthly service fees, early upgrade options, or both. AT&T, Verizon Wireless and T-Mobile also offer programs that include an option to purchase a device using an installment billing program. Our installment billing and device leasing programs do not require a service contract, provide for service plans at lower monthly rates compared to the traditional subsidy program and allow qualified subscribers to either purchase a device by paying monthly installments generally over 24 months or lease a device and make payments for the device over the term of the lease. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. See "Item 1A. Risk Factors—If we are not able to retain and attract profitable wireless subscribers, our financial performance will be impaired" and "—Because we lease devices to subscribers, our device leasing program exposes us to new risks including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices" and "—Subscribers who purchase a device on an installment billing basis are no longer required to sign a fixed-term service contract, which could result in higher churn, and higher bad debt expense."
Wireline
We provide a broad suite of wireline voice and data communication services to other communications companies and targeted business subscribers. In addition, our Wireline segment provides voice, data and IP communication services to our Wireless segment. We provide long distance services and operate all-digital global long distance and Tier 1 IP networks.
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
Regulation and Wireless Operations
The FCC regulates the licensing, construction, operation, acquisition and sale of our wireless operations and wireless spectrum holdings. FCC requirements impose operating and other restrictions on our wireless operations that increase our costs. The FCC does not currently regulate rates for services offered by commercial mobile radio service (CMRS) providers, and states are legally preempted from regulating such rates and entry into any market, although states may regulate other terms and conditions. The Communications Act of 1934 (Communications Act) and FCC rules also require the FCC's prior approval of the assignment or transfer of control of an FCC license, although the FCC's rules permit spectrum lease arrangements for a range of wireless radio service licenses, including our licenses, with FCC oversight. Approval from the Federal Trade Commission and the Department of Justice, as well as state or local regulatory authorities, also may be required if we sell or acquire spectrum interests. The FCC sets rules, regulations and policies to, among other things:

•	grant and renew licenses in the 800 MHz, 1.9 GHz and 2.5 GHz bands;

•	rule on assignments and transfers of control of FCC licenses, and leases covering our use of FCC licenses held by other persons and organizations;

•	govern the interconnection of our networks with other wireless and wireline carriers;

•	establish access and universal service funding provisions;

•	impose rules related to unauthorized use of and access to subscriber information;

•	impose fines and forfeitures for violations of FCC rules;

•	regulate the technical standards governing wireless services; and

•	impose other obligations that it determines to be in the public interest.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $256 million as of March 31, 2016. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through March 31, 2016 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of States of Washington, Arizona, California, Texas and New Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the areas where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.
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
Cybersecurity
Cybersecurity continues to receive attention at the federal, state and local levels. Congress has passed and continues to consider various forms of cybersecurity legislation to increase the security and resiliency of the nation's digital infrastructure. In addition, over the past few years the President has issued executive orders directing the Department of Homeland Security and other government agencies to take a number of steps to improve the security of the nation's critical infrastructure. Additionally, the Communications Security, Reliability and Interoperability Council approved Cybersecurity Risk Management and Best Practices, a report providing the communication industry guidance in using the National Institute of Standards and Technology Cybersecurity Framework. Implementation of these guidelines or the adoption of further cybersecurity laws or regulation may impose additional costs on Sprint. See "Item 1A. Risk Factors—Our reputation and business may be harmed and we may be subject to legal claims if there is a loss, disclosure, misappropriation of, unauthorized access to, or other security breach of our proprietary or sensitive information."
National Security Agreement
As a precondition to CFIUS approval of the SoftBank Merger, the USG Parties required that SoftBank and Sprint enter into the NSA, under which SoftBank and Sprint have agreed to implement certain measures to protect national security, certain of which may materially and adversely affect our operating results due to the increased cost of compliance with security measures, and limits over our control of certain U.S. facilities, contracts, personnel, vendor selection and operations. If we fail to comply with our obligations under the NSA our ability to operate our business may be adversely affected. See "Item 1A. Risk Factors—Regulatory authorities have imposed measures to protect national security and classified projects as well as other conditions that could have an adverse effect on Sprint."
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
Other Regulations
Network Neutrality
On February 26, 2015, the FCC issued an order reclassifying broadband Internet access service as a telecommunications service subject to Title II of the Communications Act and promulgated new net neutrality rules applicable to both mobile and fixed service providers. The rules prohibit: (1) blocking of lawful content, applications, services and non-harmful devices; (2) impairing or degrading Internet traffic on the basis of content, application, or service, or use of a non-harmful device; and (3) prioritization or favoring of some network traffic over other traffic either in exchange for consideration (monetary or otherwise) from a third party, or to benefit an affiliated entity. All of these prohibitions are subject to a "reasonable network management" exception. The rules also include a “transparency” rule that requires us to disclose information about our commercial terms, performance characteristics, and network practices. In addition, the order established a future conduct rule, to be applied on a case by case basis, prohibiting broadband Internet access providers from unreasonably interfering with or disadvantaging end users’ ability to use the Internet to access lawful content, applications, service, or devices of their choice, or edge providers’ ability to make such content applications, services, or devices available to end users. Depending upon the interpretation and application of these rules, we may incur additional costs or be limited in the services we can provide.
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
Access Charges
ILECs and competitive local exchange carriers (CLECs) impose access charges for the origination and termination of calls upon wireless and long distance carriers, including our Wireless and Wireline segments. In addition, ILECs and CLECs charge other carriers special access charges for access to dedicated facilities that are paid by both our Wireless and Wireline segments. These fees and charges are a significant cost for our Wireless and Wireline segments and continue to be the subject of interpretation and litigation.
The FCC also has initiated a proceeding to consider whether special access pricing rules need to be changed, and whether the terms and conditions governing the provision of special access are just and reasonable. As a part of that proceeding, the FCC initiated a mandatory data collection effort, which was completed in early 2015. In May of 2016, the FCC released an Order and Further Notice of Proposed Rule Making which would create a new regulatory framework governing the rates, terms and conditions for the provision of TDM and Ethernet services in non-competitive markets.  These changes could reduce Sprint’s costs of providing service in some areas. The FCC is expected to complete this rule making in 2016.
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

The Lifeline program is included within the USFs. Virgin Mobile was designated as a Lifeline-only Eligible Telecom Carrier (ETC) in 42 jurisdictions as of March 31, 2016, and provides service under our Assurance Wireless brand. As a Lifeline provider, Assurance Wireless receives support from the USF. Changes in the Lifeline program, including adoption of minimum service standards and the phase-out of Lifeline support for standalone voice service, and enforcement actions by the FCC and other regulatory/legislative bodies could negatively impact growth in the Assurance Wireless and wholesale subscriber base and/or the profitability of the Assurance Wireless and wholesale business overall. The decline in standalone voice support, which is expected to begin in December 2019 and will decline annually for all existing subscribers through December 2021, may be offset by the expansion of the Lifeline program to include support for broadband service.
Electronic Surveillance Obligations
The Communications Assistance for Law Enforcement Act (CALEA) requires telecommunications carriers, including us, to modify equipment, facilities and services to allow for authorized electronic surveillance based on either industry or FCC standards. Our CALEA obligations have been extended to data and VoIP networks, and we are in compliance with these requirements. Certain laws and regulations require that we assist various government agencies with electronic surveillance of communications and provide records concerning those communications. We do not disclose customer information to the government or assist government agencies in electronic surveillance unless we have been provided a lawful request for such information. If our obligations under these laws and regulations were to change or were to become the focus of any inquiry or investigation, it could require us to incur additional costs and expenses, which could adversely affect our financial condition or results of operation.
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
Patents, Trademarks and Licenses
We own numerous patents, patent applications, service marks, trademarks and other intellectual property in the U.S. and other countries, including "Sprint®," "Boost Mobile®," and "Assurance Wireless®." Our services often use the intellectual property of others, such as licensed software, and we often license copyrights, patents and trademarks of others, like "Virgin Mobile." In total, these licenses and our copyrights, patents, trademarks and service marks are of material importance to our business. Generally, our trademarks and service marks endure and are enforceable so long as they continue to be used. Our patents and licensed patents have remaining terms of up to 10 years. We occasionally license our intellectual property to others, including licenses to others to use the "Sprint" trademark.
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
Employee Relations
As of March 31, 2016, we had approximately 30,000 employees.
Executive Officers of the Registrant
The following people are serving as our executive officers as of May 17, 2016. These executive officers were elected to serve until their successors have been elected. There is no familial relationship between any of our executive officers and directors.

Name	Business Experience	Current Position Held Since	Age
Marcelo Claure	President and Chief Executive Officer. Mr. Claure was named President and CEO, effective August 11, 2014, and has served on the Sprint board of directors since January 2014. Prior to this, he was CEO of Brightstar, a company he founded in 1997 and grew from a small Miami-based distributor of mobile devices into a global business with more than $10 billion in gross revenue for the year ended 2013. Mr. Claure serves as vice chairman of the board of directors of CTIA-The Wireless Association. He also is a member of the board of directors of My Brother’s Keeper Alliance.	2014	45
Tarek Robbiati
Chief Financial Officer. Mr. Robbiati was appointed Chief Financial Officer in August 2015. From January 2013 until August 2015, Mr. Robbiati served as Chief Executive Officer and Managing Director of FlexiGroup Limited in Australia, where he oversaw all segments of the company and reported to the board of directors. From December 2009 until December 2012, Mr. Robbiati was Group Managing Director and Regional President of Telstra International Group, where he oversaw operating and financial aspects of the telecommunications company. From December 2009 until December 2012, Mr. Robbiati was Executive Chairman of Hong Kong CSL Limited (“CSL”), and from July 2007 until May 2010, Mr. Robbiati served as the Chief Executive Officer of CSL, during which time he spearheaded and implemented transformation strategies and strengthened CSL's position as a Market Leader in Hong Kong.
		2015	50
Guenther Ottendorfer
Chief Operating Officer, Technology. Mr. Ottendorfer was appointed Chief Operating Officer, Technology in August 2015. He is responsible for overseeing Sprint’s network, technology and IT organizations, including related strategy, network operations and performance, as well as partnerships with network, technology and IT vendors. From September 2013 until April 2015, he served as Group CTO at Telekom Austria Group, where he was responsible for driving major wireless expansion, convergence and network function virtualization projects across the countries of the group. From January 2011 until July 2013 Mr. Ottendorfer served as Managing Director - Networks at Optus Singtel, Australia's second largest telecommunications provider with over 11 million customers in cable, fixed, mobile and satellite networks, where he was responsible for the day-to-day running of all Optus networks.
		2015	47
Robert Hackl
Chief Experience Officer and President of National Sales. Dr. Hackl was appointed Chief Experience Officer and President of National Sales in March 2016. Dr. Hackl is responsible for Customer Care, Omni-Channel Operations, and the management and measurement of the Sprint Promoter Score and is also responsible for direct and indirect sales, as well as telesales. From August 2013 until March 2016, he served as Director of Customer Operations at Vodafone GmbH, where he established service and customer experience leadership while reducing costs yearly. From October 2010 to May 2013, he served as Senior Vice President of Channel Management at TMobile USA, where he established its channel management function and oversaw customer channel initiatives. From 1996 to 2010, he worked as a consultant for McKinsey & Company.
		2016	46

Name	Business Experience	Current Position Held Since	Age
John Saw Ph.D.
Chief Technology Officer. Dr. Saw was appointed as Chief Technology Officer in August 2015. Previously he was Chief Network Officer and Senior Vice President, Technology Architecture. Dr. Saw is responsible for network engineering, deployment and operations. Prior to this, he was Senior Vice President, Technology Architecture. Before Sprint's acquisition of Clearwire, Dr. Saw was Chief Technology Officer of Clearwire Corp. He joined Clearwire as its second employee in 2003 and was instrumental in scaling the company's technical expertise and organization. In 2009 and 2010, he led the Clearwire Team that built the first 4G network in North America, covering more than 130 million people.
		2015	54
Roger Sole
Chief Marketing Officer. Mr. Sole was appointed Chief Marketing Officer in January 2016. From May 2015 until December 2015, Mr. Sole served as Senior Vice President of Marketing, Innovation, and Hispanic Market. From August 2011 until May 2015, Mr. Sole served as the Chief Marketing Officer of TIM Brasil. Under his leadership, TIM Brasil, Telecom Italia's mobile carrier in Brazil, emerged as that country’s fastest growing mobile operator by introducing new offers and services and providing innovative ways for customers to get new smartphones. Mr. Sole helped grow TIM Brasil to become the top seller of smartphones in Brazil with a 40% market share and nearly 75 million customers.
		2016	42
Dow Draper
President - Global Wholesale and Prepaid Services. Mr. Draper was appointed President - Global Wholesale and Prepaid Services in September 2013. Mr. Draper manages the sales and marketing for Sprint's prepaid brands, Virgin Mobile USA, Boost Mobile and Assurance Wireless as well as Sprint's overall Wholesale business. Previously, he was Senior Vice President and General Manager of Retail for CLEAR, the retail brand of Clearwire, where he oversaw the brand's sales, marketing, customer care and product development. He served in various executive positions at Clearwire since 2009. Before joining Clearwire, Mr. Draper held various roles at Alltel Wireless, including senior vice president of Voice & Data Solutions and senior vice president of Financial Planning and Analysis. He has also held various roles at Western Wireless and McKinsey & Company.
		2013	46
Jaime Jones
President, South Area. Mr. Jones was appointed President, South Area in November 2015 and covers 10 Southern states and Central Texas. Based in Atlanta, Mr. Jones is responsible for sales strategy and execution, network oversight, customer service, marketing communications and general operations. Previously, Mr. Jones was appointed as President, Postpaid and General Business in August 2014. Before being named to this role, Mr. Jones was responsible for the consumer sales strategy, distribution and customer experience for Sprint's Postpaid and Prepaid product brands. Mr. Jones has also served Sprint as senior vice president for the General Business and Public Sector organizations, as well as numerous vice president roles at the area, regional and national levels for Local, Emerging and Mid-Markets and General Business units. Mr. Jones has more than 30 years of experience with technology companies, including management and operations roles for Siemens Communications Inc. (formerly IBM, ROLM Systems Division) and Harris/3MCentral Penn Office Products Inc. (formerly 3M Copying Products Division).
		2015	55
Jorge Gracia
Senior Vice President, General Counsel and Chief Ethics Officer. Mr. Gracia was appointed to his position in January 2016. He oversees all strategic, transactional, dispute, and preventative legal and government affairs matters, provides advice to the board and senior management on various matters, and has responsibility for ethics training and legal compliance. Mr. Gracia has over 25 years of experience in international corporate law, most recently with Samsung Electronics America, Inc., where he served as Senior Vice President and General Counsel from October 2013 until December 2015. Mr. Gracia previously spent 17 years at Alcatel-Lucent, where he held a series of positions, each with increasing responsibility. Mr. Gracia last served as Deputy General Counsel - Global Commercial Law, a role in which he led an international team of approximately 200 professionals supporting all commercial matters, including serving as general counsel for global sales and marketing, the team responsible for worldwide revenue-generating activities.
		2016	50

Name	Business Experience	Current Position Held Since	Age
Paul Schieber, Jr.
Controller. Mr. Schieber was appointed as Controller in December 2013. Mr. Schieber previously served in various positions at Sprint since 1991. Most recently, he served as Vice President, Access and Roaming Planning, where he was responsible for managing Sprint's roaming costs as well as its wireless and wireline access costs. Prior to that, Mr. Schieber held various leadership roles in Sprint's Finance organization including heading Sprint's internal audit function as well as serving in various Vice President - Finance roles. He was also a director in Sprint's Tax department and a director on its Mergers and Acquisitions team. Before joining Sprint, Mr. Schieber was a senior manager with the public accounting firm Ernst & Young, where he worked as an auditor and a tax consultant. In addition, he served as corporate controller for a small publicly held company.
		2013	58

Item 1A.	Risk Factors
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
Our success is based on our ability to retain current subscribers and attract new subscribers. If we are unable to attract and retain profitable wireless subscribers, our financial performance will be impaired, and we could fail to meet our financial obligations. From 2008 through March 31, 2016, we have experienced an aggregate net decrease of approximately 11.8 million subscribers in our total retail postpaid subscriber base (excluding the impact of our acquisitions).
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

•	actual or perceived quality and coverage of our network;

•	public perception about our brands;

•	our ability to anticipate, develop, and deploy new or enhanced technologies, products, and services that are attractive to existing or potential subscribers;

•	our ability to continue to access spectrum and acquire additional spectrum capacity; and

•	our ability to maintain our current mobile virtual network operator (MVNO) relationships and to enter into new MVNO arrangements.
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
We expect to continue to incur expenses such as the reimbursement of subscriber termination fees, and other subscriber acquisition and retention expenses, to attract and retain subscribers, but there can be no assurance that our efforts will generate new subscribers or result in a lower churn rate. Subscriber losses and a high churn rate could adversely affect our business, financial condition, and results of operations because they result in lost revenues and cash flow.
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
We must continually invest in our wireless network, including expanding our network capacity and coverage through macro sites and small cells, in order to improve our wireless services and remain competitive. The development and deployment of new technologies and services requires us to anticipate the changing demands of our customers and to respond accordingly, which we may not be able to do in a timely or efficient manner.
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

If we fail to provide a competitive network, our ability to provide wireless services to our subscribers, to attract and retain subscribers, and to maintain and grow our subscriber revenues could be adversely affected. For example, achieving optimal broadband network speeds, capacity, and coverage using 2.5 GHz spectrum relies in significant part on operationalizing a complex mixture of BRS and EBS spectrum licenses and leases in the desired service areas. The EBS is subject to licensing limitations and the technical limitations of the frequencies in the 2.5 GHz range. See "Item 1. Business-Legislative and Regulatory Developments-Regulation and Wireless Operations-2.5 GHz License Conditions." If we are unable to operationalize this mixture of licenses and leases, our targeted network modernization goals could be affected.
Using new and sophisticated technologies on a very large scale entails risks. For example, deployment of new technologies from time to time has adversely affected, and in the future may adversely affect, the performance of existing services on our network and result in increased churn or failure to attract wireless subscribers. Should implementation of our modernized network, which also includes expanding our network through densification using both macro sites and small cells, be delayed or costs exceed expected amounts, our margins could be adversely affected and such effects could be material. Should the delivery of services expected to be deployed on our modernized network be delayed due to technological constraints or changes, performance of third-party suppliers, regulatory restrictions, including zoning and leasing restrictions, or permit issues, subscriber dissatisfaction, or other reasons, the cost of providing such services could become higher than expected, ultimately increasing our cost to subscribers and resulting in decreases in net subscribers, which would adversely affect our revenues, profitability, and cash flow from operations.
Our high debt levels and restrictive debt covenants could negatively impact our ability to access future financing at attractive rates or at all, which could limit our operating flexibility and ability to repay our outstanding debt as it matures.
As of March 31, 2016, our consolidated principal amount of indebtedness was $33.4 billion, and we had $3.0 billion of undrawn borrowing capacity under the revolving bank credit facility. Our high debt levels and debt service requirements are significant in relation to our revenues and cash flow, which may reduce our ability to respond to competition and economic trends in our industry or in the economy generally. Our high debt levels and debt service requirements may also limit our financing options as a result of the restrictions placed on certain of our assets in our recent financing transactions. In addition, certain agreements governing our indebtedness impose operating restrictions on us, subject to exceptions, including our ability to:

•	pay dividends;

•	create liens on our assets;

•	receive dividend or other payments from certain of our subsidiaries;

•	enter into transactions with affiliates; and

•	engage in certain asset sale or business combination transactions.
Our revolving bank credit facility and other financing facilities also require that we maintain certain financial ratios, including a leverage ratio, which could limit our ability to incur additional debt. Our failure to comply with our debt covenants would trigger defaults under those obligations, which could result in the maturities of those debt obligations being accelerated and could in turn result in cross defaults with other debt obligations. If we are forced to refinance our debt obligations prior to maturity on terms that are less favorable or if we were to experience difficulty in refinancing the debt prior to maturity, our results of operations or financial condition could be materially harmed. In addition, our recent asset-based financings, which we expect to continue to rely on in the future as a source of funds, could subject us to an increased risk of loss of assets secured under those facilities. Limitations on our ability to obtain suitable financing when needed, or at all, or a failure to execute on our cost-reduction initiatives, could result in an inability to continue to expand our business, timely execute network modernization plans, and meet competitive challenges.
Subscribers who purchase a device on an installment billing basis are no longer required to sign a fixed-term service contract, which could result in higher churn, and higher bad debt expense.
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
Because we lease devices to subscribers, our device leasing program exposes us to new risks, including those related to the actual residual value realized on returned devices, higher churn and increased losses on devices.
We also lease devices to certain of our subscribers. Our financial condition and results of operations depend, in part, on our ability to appropriately assess the credit risk of our lease subscribers and the ability of our lease subscribers to perform under our device leases. In addition to monthly lease payments, we expect to realize economic benefit from the estimated residual value of a leased device, which is the estimated value of a leased device at the time of the expiration of the lease term. Changes in residual value assumptions made at lease inception would affect the amount of depreciation expense and the net amount of equipment under operating leases. If estimated residual values, in the aggregate, significantly decline due to economic factors, obsolescence, or other circumstances, we may not realize such residual value, which could have a material adverse effect on our financial position and results of operations. We may also suffer negative consequences including increased costs and increased losses on devices as a result of a lease subscriber default, the related termination of a lease, and the attempted repossession of the device, including failure of a lease subscriber to return a leased device at the end of the lease. Sustained failure of subscribers to return leased devices could also negatively impact our ability to obtain financing based on leased devices in the future. In addition, subscribers who lease a device are no longer required to sign a fixed-term service contract, which could result in higher churn, and increased losses on devices.
Adverse economic conditions may negatively impact our business and financial performance, as well as our access to financing on acceptable terms or at all.
Our business and financial performance are sensitive to changes in macro-economic conditions, including changes in interest rates, consumer credit conditions, consumer debt levels, consumer confidence, inflation rates (or concerns about deflation), unemployment rates, energy costs, and other factors. Concerns about these and other factors may contribute to market volatility and economic uncertainty.
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
We will need to reduce costs and raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and execute our business strategy. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. Instability in the global financial markets has resulted in periodic volatility in the credit, equity, and fixed income markets. This volatility could limit our access to the credit markets, leading to higher borrowing costs or, in some cases, the inability to obtain financing on terms that are acceptable to us, or at all.
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
The FCC uses its transactional "spectrum screen" to identify prospective wireless transactions that may require additional competitive scrutiny. If a proposed transaction would exceed the spectrum screen threshold, the FCC undertakes a more detailed analysis of relevant market conditions in the impacted geographic areas to determine whether the transaction would reduce competition without offsetting public benefits. The revised screen now includes substantial portions of the 2.5 GHz band previously excluded from the screen and that are licensed or leased to Sprint in numerous markets. As a result, future Sprint spectrum acquisitions may exceed the spectrum screen trigger for additional FCC review. Such additional review could extend the duration of the regulatory review process and there can be no assurance that such transactions will ultimately be completed in whole or in part.
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
We compete with a number of other wireless service providers in each of the markets in which we provide wireless services. Competition is expected to continue to increase as additional spectrum is made available for commercial wireless services, and we have experienced and expect to continue to experience an increased customer demand for data usage on our network. Competition in pricing, service, and product offerings may adversely impact subscriber retention and our ability to attract new subscribers. A decline in the average revenue per subscriber coupled with a decline in the number of subscribers would negatively impact our revenues, cash flows, and profitability. In addition, consolidation by our competitors and roaming partners could lead to fewer companies controlling access to network infrastructure, enabling our competitors to control usage and rates, which could negatively affect our revenues and profitability.
Further, some of our competitors now provide content services in addition to voice and broadband services, and consumers are increasingly accessing video content from alternative sources via Internet-based providers and applications, all of which create increased competition in this area.
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
Market and industry factors may adversely impact the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and may adversely impact our ability to issue equity. The trading price of our common stock has been, and may continue to be, subject to fluctuations in response to various factors, some of which are beyond our control, including, but not limited to:

•	market and pricing risks due to concentrated ownership of our stock;

•	the ability to raise additional capital through the issuance of additional debt or equity or otherwise, including the cost and availability or perceived availability of additional capital;

•
announcements by us or our competitors, or market speculation, of acquisitions, spectrum acquisitions, new products, technologies, significant contracts, commercial relationships, or capital commitments;

•	the performance of SoftBank and SoftBank’s ordinary shares or speculation about the possibility of future actions SoftBank may take in connection with us;

•	disruption to our operations or those of other companies critical to our network operations;

•	our ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis, including any network improvement efforts;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	changes in the ratings of our debt by rating agencies;

•	litigation;

•	changes in governmental actions, regulations, or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy, and global market conditions.
We have entered into, or may enter into, agreements with various parties for certain business operations. Any difficulties experienced by us in these arrangements could result in additional expense, loss of subscribers and revenue, interruption of our services, or a delay in the roll-out of new technology.
We have entered into, and may in the future enter into, agreements with various third parties for the day-to-day execution of services, provisioning, maintenance, modernization, and densification of our wireless and wireline networks, including the permitting, building, installation, and ownership of certain portions of our new network densification; leases and subleases for space on communications towers; the development and maintenance of certain systems necessary for the operation of our business; customer service, related support to our wireless subscribers, outsourcing aspects of our wireline network and back office functions; and to provide network equipment, handsets, devices, and other equipment. For example, we depend heavily on local access facilities obtained from incumbent local exchange carriers (ILECs) to serve our data and voice subscribers, and payments to ILECs for these facilities are a significant cost of service for our Wireline segment. We also expect our dependence on key suppliers to continue as more advanced technologies are developed, which may lead to additional significant costs. If our key vendors fail to meet their contractual obligations or experience financial difficulty, or if we fail to adequately diversify our reliance among vendors, we may experience disruptions to our business operations or incur significant costs implementing alternative arrangements.
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
Our information technology and other systems—including those of our third-party service providers—that maintain and transmit our proprietary information and our subscribers’ information, including credit card information, location data, or other personal information may be compromised by a malicious third-party penetration of our network security or impacted by advertent or inadvertent actions or inactions by our employees and agents. As a result, our subscribers’ information may be lost, disclosed, accessed, used, corrupted, destroyed, or taken without the subscribers’ consent. Cyber attacks, such as the use of malware, computer viruses, denial of service attacks, or other means for disruption or unauthorized access, have increased in frequency, scope, and potential harm in recent years. We also purchase equipment and software from third parties that could contain software defects, Trojan horses, malware, or other means by which third parties could access our network or the information stored or transmitted on such network or equipment.
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
As a result of the SoftBank Merger, Sprint recognized goodwill at its acquisition-date estimate of fair value of approximately $6.6 billion, which has been entirely allocated to the wireless segment. Since goodwill was reflected at its estimate of fair value, there was no excess fair value over book value as of the date of the close of the SoftBank Merger. Additionally, we recorded $14.6 billion and $41.7 billion of long-lived assets and indefinite-lived intangible assets, respectively, as of the close of the SoftBank Merger. We evaluate the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. During the quarter ended December 31, 2014, we recorded an impairment loss of $1.9 billion and $233 million for the Sprint trade name and Wireline long-lived assets, respectively. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of long-lived assets, goodwill, or other indefinite-lived assets, which could adversely affect our financial position and results of operations. In addition, as we continue to refine our network strategy, management may conclude, in future periods, that certain equipment assets in use will not be utilized as long as originally intended, which could result in an acceleration of depreciation expense. Moreover, certain equipment assets may never be deployed or redeployed, in which case cash and/or non-cash charges that could be material to our consolidated financial statements would be recognized.
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
As of March 31, 2016, SoftBank beneficially owned approximately 83% of the outstanding common stock of Sprint. As a result, until such time as SoftBank and its controlled affiliates hold shares representing less than a majority of the votes entitled to be cast by the holders of our outstanding common stock at a stockholder meeting, SoftBank generally will have the ability to control the outcome of any matter submitted for the vote of our stockholders, except in certain circumstances set forth in our certificate of incorporation or bylaws.
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
As a result of our use of the "controlled company" exemptions, holders of our common stock and debt securities may not have the same protection afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

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
Our corporate headquarters are located in Overland Park, Kansas and consist of approximately 3,853,000 square feet. Our gross property, plant and equipment at March 31, 2016 totaled $30.0 billion, as follows:

March 31, 2016
(in billions)
Wireless	$27.0
Wireline	1.2
Corporate and other	1.8
Total	$30.0
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
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The hearing to approve the settlement has been set for May 26, 2016.

Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation, asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013 in Chancery Court in Delaware. Our motion to dismiss the suit was denied, discovery is substantially complete and our motion for summary judgment is pending. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Discovery in that case was consolidated with the breach of fiduciary duty case and is substantially complete. Trial is scheduled to begin in October 2016. Sprint Communications intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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

	Year Ended March 31, 2016		Year Ended March 31, 2015
	High	Low	High	Low
Common stock market price
First quarter	$5.39	$4.41	$9.76	$7.38
Second quarter	5.29	3.10	8.68	5.36
Third quarter	5.12	3.50	6.45	3.79
Fourth quarter	4.19	2.18	5.45	4.01
Number of Stockholders of Record
As of May 13, 2016, we had approximately 30,000 common stock record holders.
Dividends
We did not declare any dividends on our common stock for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility as described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Issuer Purchases of Equity Securities
None.

Performance Graph
The graph below compares the cumulative total shareholder return for the Company's common stock with the S&P® 500 Stock Index and the Dow Jones U.S. Telecommunications Index for the three fiscal years ended December 31, 2013, the three-month transition period ended March 31, 2014 and the fiscal years ended March 31, 2015 and 2016. Because Sprint Corporation common stock did not commence trading until after the SoftBank Merger, the graph below reflects the cumulative total shareholder return on the Series 1 common stock of Sprint Communications, Inc., our predecessor, through July 10, 2013 and, thereafter, reflects the total shareholder return on the common stock of Sprint Corporation. The graph assumes an initial investment of $100 on December 31, 2010 and, if any, the reinvestment of all dividends.

Value of $100 Invested on December 31, 2010

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	3/31/2014	3/31/2015	3/31/2016
Sprint Corporation	$100.00	$55.32	$134.04	$254.14	$217.26	$112.06	$82.27
S&P 500 Index	$100.00	$102.11	$118.45	$156.82	$159.65	$179.98	$183.19
Dow Jones U.S. Telecom Index	$100.00	$104.24	$123.50	$140.95	$141.46	$147.23	$172.44

Item 6.	Selected Financial Data
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
The selected financial data presented below is not comparable for all periods presented primarily as a result of transactions such as the SoftBank Merger and acquisitions of Clearwire and certain assets of United States Cellular Corporation (U.S. Cellular) in 2013. All acquired companies' results of operations subsequent to their acquisition dates are included in our consolidated financial statements. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional discussions on our trends and combined information.

	Successor						Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Years Ended December 31,		191 Days Ended July 10,	Three Months Ended March 31,	Years Ended December 31,
	2016	2015	2014	2013	2013	2012	2013	2013	2012	2011
		(in millions, except per share amounts)
Results of Operations
Service revenue	$27,174	$29,542	$7,876	$—	$15,094	$—	$16,895	$7,980	$32,097	$30,768
Equipment revenue	5,006	4,990	999	—	1,797	—	1,707	813	3,248	2,911
Net operating revenues	32,180	34,532	8,875	—	16,891	—	18,602	8,793	35,345	33,679
Depreciation	5,794	3,797	868	—	2,026	—	3,098	1,422	6,240	4,455
Amortization	1,294	1,552	429	—	908	—	147	70	303	403
Operating income (loss)	310	(1,895)	420	(14)	(970)	(33)	(885)	29	(1,820)	108
Net loss	(1,995)	(3,345)	(151)	(9)	(1,860)	(27)	(1,158)	(643)	(4,326)	(2,890)
Loss per Share and Dividends(1)
Basic and diluted loss per common share	$(0.50)	$(0.85)	$(0.04)		$(0.54)		$(0.38)	$(0.21)	$(1.44)	$(0.96)
Financial Position
Total assets	$78,975	$82,841	$84,549	$3,122	$85,953	$3,115	N/A	$50,474	$51,278	$49,200
Property, plant and equipment, net	20,297	19,721	16,299	—	16,164	—	N/A	14,025	13,607	14,009
Intangible assets, net	51,117	52,455	55,919	—	56,272	—	N/A	22,352	22,371	22,428
Total debt, capital lease and financing obligations (including equity unit notes)	33,958	33,642	32,638	—	32,869	—	N/A	24,217	24,049	20,091
Stockholders' equity	19,783	21,710	25,312	3,122	25,584	3,110	N/A	6,474	7,087	11,427
Cash Flow Data
Net cash provided by (used in) operating activities	$3,897	$2,450	$522	$(2)	$(61)	$—	$2,671	$940	$2,999	$3,691
Capital expenditures - network and other	4,680	5,422	1,488	—	3,847	—	3,140	1,381	4,261	3,130
Capital expenditures - leased devices	2,292	582	—	—	—	—	—	—	—	—
_______________

(1)	We did not declare any dividends on our common shares in any of the periods reported.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
Wireless segment earnings represented almost all of our total consolidated segment earnings for the year ended March 31, 2016. Within the Wireless segment, postpaid wireless service revenue represents the most significant contributor to earnings, and is driven by the number of postpaid subscribers to our services, as well as the average revenue per user (ARPU).
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
We are focused on attracting and retaining subscribers by improving our sales and marketing initiatives. We have expanded our direct retail store presence through our relationship with RadioShack, as well as our Direct to You service that brings the Sprint store experience to our customers. We have demonstrated our value proposition through our new price plans, promotions, and payment programs and have deployed new local marketing and civic engagement initiatives in key markets.
Our alternative financial structure consists of transactions that leverage our assets such as the Handset Sale-leaseback Tranche 1 we entered into in November 2015 and the Network Equipment Sale-Leaseback, Handset Sale-Leaseback Tranche 2 and new unsecured financing facility we recently executed, described in more detail in "Liquidity and Capital Resources." In addition, we continue to identify other funding sources such as the potential monetization of certain spectrum holdings or certain real estate. In addition, with the Office of Cost Management, we have commenced major cost cutting initiatives to reduce operating expenses and improve our operating cash flows.
We seek to build a stronger management team by attracting new outside talent with world class experience and credentials while retaining selected members of the incumbent management team. We recently began operating in a regional model that will put key leadership closer to customers and allow us to better serve them in four geographic areas which are comprised of seventeen regions.
To deliver a simplified and improved customer experience, we are focusing on key subscriber touch points, pursuing process improvements and deploying platforms to simplify and enhance the interactions between us and our customers. In addition, we have established a Customer Experience Office to support our focus on net promoter score as our key measure in customer satisfaction.
Network
We will continue to take advantage of our deep spectrum position to deploy our 4G LTE Plus network. LTE Plus is currently available in over 200 markets leveraging carrier aggregation and beamforming for better data performance. Our deep 2.5GHz holdings will allow us to dedicate spectrum to deploy 60MHz wide channels for even faster data speeds. We plan to densify the network through the use of small cell technology, femto cells, in-building solutions and repeaters as well as continuing to use traditional macro sites. This approach builds the foundation for deployment of 5G wireless technology in the future while continuing to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers and improving network coverage for both voice and data services. As we continue to refine our network strategy and evaluate other potential network initiatives, we may incur future material charges associated with lease and access exit costs, loss from asset dispositions or accelerated depreciation, among others.
Shentel Transaction
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel, subject to regulatory approval, to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to include, among other things, the subscribers formerly under the wholesale arrangement with nTelos. The agreements will also expand the area in which Shentel provides wireless service to Sprint customers and will provide for more favorable economic terms. In April 2016, we received regulatory approval and the transaction was closed in May 2016. The total consideration for this transaction included approximately $195 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. Approximately $110 million of the total purchase price will be recorded as a loss in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos.

RESULTS OF OPERATIONS
On July 9, 2013, Sprint Nextel Corporation (Sprint Nextel) completed the acquisition of the remaining equity interests in Clearwire Corporation and its consolidated subsidiary Clearwire Communications LLC (together "Clearwire") that it did not previously own (Clearwire Acquisition) in an all cash transaction. On July 10, 2013, SoftBank Corp., which subsequently changed its name to SoftBank Group Corp., and certain of its wholly-owned subsidiaries (together, "SoftBank") completed the merger (SoftBank Merger) with Sprint Nextel contemplated by the Agreement and Plan of Merger, dated as of October 15, 2012 (as amended, the Merger Agreement), and the Bond Purchase Agreement, dated as of October 15, 2012 (as amended, the Bond Agreement). As a result of the SoftBank Merger, Starburst II became the parent company of Sprint Nextel. Immediately thereafter, Starburst II changed its name to Sprint Corporation and Sprint Nextel changed its name to Sprint Communications, Inc.
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
U.S. GAAP Discussion and Analysis
The following discussion covers results for the Successor years ended March 31, 2016 compared to March 31, 2015, the Successor years ended March 31, 2015 compared to December 31, 2013 and the Successor three-month transition period ended March 31, 2014 compared to the unaudited three-month Predecessor period ended March 31, 2013.
The results for the Successor three-month period ended March 31, 2013 were considered insignificant and are not comparable to the Successor year ended December 31, 2013 or three-month transition period ended March 31, 2014 as the Successor entity was established on October 5, 2012 for the sole purpose of completing the SoftBank Merger. Results for the three-month period ended March 31, 2013 primarily reflected merger expenses that were incurred (recognized in selling, general and administrative expense) and interest income related to the $3.1 billion Bond issued in connection with the SoftBank Merger. We have provided information regarding certain of the elements of the acquisition method of accounting affecting the Successor period ended December 31, 2013 and transition period ended March 31, 2014 results to enable further comparability.
Supplemental Discussion and Analysis
Results for the Successor year ended March 31, 2015 as compared to the unaudited Combined year ended December 31, 2013 are also discussed, to the extent necessary, to provide an analysis of results on comparable periods although the basis of presentation may not be comparable due to the application of the acquisition method of accounting. Additionally, in certain sections we discuss the activity of the Predecessor 191-day period ended July 10, 2013 to the extent it provides useful information for the activity during that period.
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

Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Successor				Combined	Successor	Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013	2013	2013	2013	2013
	(in millions)
Wireless segment earnings	$8,051	$5,894	$1,837	$—	$4,948	$2,178	$2,770	$1,395
Wireline segment earnings	92	113	12	—	494	222	272	128
Corporate, other and eliminations	3	(7)	(5)	(14)	(33)	(34)	1	1
Consolidated segment earnings (loss)	8,146	6,000	1,844	(14)	5,409	2,366	3,043	1,524
Depreciation	(5,794)	(3,797)	(868)	—	(5,124)	(2,026)	(3,098)	(1,422)
Amortization	(1,294)	(1,552)	(429)	—	(1,055)	(908)	(147)	(70)
Impairments	—	(2,133)	—	—	—	—	—	—
Other, net(1)	(748)	(413)	(127)	—	(1,085)	(402)	(683)	(3)
Operating income (loss)	310	(1,895)	420	(14)	(1,855)	(970)	(885)	29
Interest expense	(2,182)	(2,051)	(516)	—	(2,053)	(918)	(1,135)	(432)
Equity in losses of unconsolidated investments, net	—	—	—	—	(482)	—	(482)	(202)
Gain on previously-held equity interests	—	—	—	—	2,926	—	2,926	—
Other income (expense), net	18	27	1	6	92	73	19	—
Income tax (expense) benefit	(141)	574	(56)	(1)	(1,646)	(45)	(1,601)	(38)
Net loss	$(1,995)	$(3,345)	$(151)	$(9)	$(3,018)	$(1,860)	$(1,158)	$(643)
_______________________

(1)	Other, net for the year ended March 31, 2016 excludes $321 million related to losses on disposal of property, plant and equipment which is included in Wireless segment earnings.
Depreciation Expense
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Depreciation expense increased $2.0 billion, or 53%, in the year ended March 31, 2016 compared to the same period in 2015 primarily due to depreciation on leased devices of $1.8 billion in the year ended March 31, 2016 as a result of the device leasing program that was introduced in September 2014. Depreciation expense incurred on all leased devices in the year ended March 31, 2015 was $206 million. Depreciation also increased due to network asset additions partially offset by a decrease due to assets being retired or fully depreciated.
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Depreciation expense increased $1.8 billion, or 87%, in the year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing a full twelve-month period to a shortened Post-merger period.

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
Amortization Expense
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Amortization expense decreased $258 million, or 17%, in the year ended March 31, 2016 compared to the same period in 2015, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
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
Impairments
During the three-month period ended December 31, 2014, we determined that recoverability of the carrying amount of the Sprint trade name should be evaluated for impairment due to changes in circumstances surrounding our Wireless reporting unit. As a result, we recorded an impairment loss of $1.9 billion, which is included in "Impairments" in our consolidated statements of operations. During the three-month period ended December 31, 2014, we also tested the recoverability of the Wireline asset group, which consists primarily of property, plant and equipment, due to continued declines in our Wireline segment earnings and our forecast that projected continued losses in future periods. As a result, we recorded an impairment loss of $233 million to reduce the carrying value of Wireline’s property, plant and equipment to its estimated fair value, which is included in "Impairments" in our consolidated statements of operations.
Other, net
The following table provides additional information regarding items included in "Other, net."

	Successor			Combined	Successor	Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013	2013	2013	2013
	(in millions)
Severance and exit costs	$(409)	$(304)	$(52)	$(961)	$(309)	$(652)	$(25)
Litigation	(193)	(91)	—	—	—	—	—
Loss on disposal of property, plant and equipment	(166)	—	(75)	—	—	—	—
Partial pension settlement	—	(59)	—	—	—	—	—
Revision to estimate of a previously recorded reserve	20	41	—	—	—	—	—
Other	—	—	—	(124)	(93)	(31)	22
Total expense	$(748)	$(413)	$(127)	$(1,085)	$(402)	$(683)	$(3)
Successor Year Ended March 31, 2016
Other, net represented an expense of $748 million in the year ended March 31, 2016. We recognized litigation expense of $193 million for ongoing legal matters. In addition, we recognized severance and exit costs which included $216 million of severance primarily associated with reductions in our work force and $195 million of lease and access exit costs primarily associated with tower and cell site leases and backhaul access contracts for which we will no longer be receiving any economic benefit, of which $2 million was recognized as "Cost of services" in the consolidated statements of operations. We also recorded $166 million of loss on disposal of property, plant and equipment primarily related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans. In addition, we revised our estimate of a previously recorded reserve, resulting in approximately $20 million of income.
Successor Year Ended March 31, 2015
Other, net reflected an expense of $413 million in the year ended March 31, 2015. Severance and exit costs included $253 million of severance primarily associated with reductions in force and $13 million of lease exit costs primarily associated with tower and cell sites as well as facility closures. In addition, we recognized $38 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit. Litigation of $91 million represented legal reserves for various pending legal suits and proceedings. Partial pension settlement was the result of the Company’s Board of Directors approving a plan amendment to the Sprint Retirement Pension Plan (Plan) to offer certain terminated participants, who had not begun to receive Plan benefits, the opportunity to voluntarily elect to receive their benefits as an immediate lump sum distribution. The lump sum distribution created a settlement event that resulted in a $59 million charge. In addition, we revised our estimate of a previously recorded reserve, resulting in income of approximately $41 million.
Successor Three-Month Transition Period Ended March 31, 2014
Other, net reflected an expense of $127 million in the Successor three-month transition period ended March 31, 2014. Severance and exit costs of $52 million for the three-month transition period ended March 31, 2014 included $14 million of severance primarily associated with reductions in force and $11 million of lease exit costs primarily associated with retail store closures. In addition, we recognized $31 million of costs during the period related to payments that will continue to be made under our backhaul access contracts for which we will no longer be receiving any economic benefit, of which $4 million was recognized as "Cost of services." During the three-month transition period ended March 31, 2014, we recorded $75 million of loss on disposal of property, plant and equipment primarily related to network equipment assets that were no longer necessary for management's strategic plans.
Successor Year Ended December 31, 2013
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
Predecessor 191-day Period Ended July 10, 2013
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
Predecessor Three-Month Period Ended March 31, 2013
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
Interest Expense
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Interest expense increased $131 million, or 6%, in the year ended March 31, 2016 compared to the same period in 2015, primarily due to interest associated with $1.5 billion aggregate principal amount of notes issued in February 2015. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $33.8 billion was 6.5% in the year ended March 31, 2016. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Interest expense increased $1.1 billion, or 123%, in the year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to interest associated with debt of $9.0 billion issued in September and December 2013 as well as comparing a full calendar year to a shortened Post-merger period. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $32.5 billion was 6.5% in the year ended March 31, 2015 compared to 7.7% for the Combined year ended December 31, 2013. The decrease in the effective interest rate is primarily due to interest expense of $247 million recognized in the Combined year ended December 31, 2013 related to the beneficial conversion feature on the $3.1 billion Bond. See "Liquidity and Capital Resources" for more information on the Company's financing activities.
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

Equity in Losses of Unconsolidated Investments, net
As a result of the Clearwire Acquisition on July 9, 2013 and the resulting consolidation of Clearwire results of operations into the accounts of the Company, the Successor period results of operations do not reflect any equity in losses of unconsolidated investments. Equity in losses from Clearwire were $482 million and $202 million for the Predecessor 190-day period ended July 9, 2013 and Predecessor unaudited three-month period ended March 31, 2013, respectively. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor 190-day period ended July 9, 2013, include a $65 million derivative loss associated with the change in fair value of the embedded derivative.
Other income (expense), net
The following table provides additional information on items included in "Other income (expense), net."

	Successor				Combined	Successor	Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,
	2016	2015	2014	2013	2013	2013	2013
	(in millions)
Interest income	$11	$12	$4	$14	$69	$36	$33
Gain (loss) on early retirement of debt	—	—	—	—	44	56	(12)
Other, net	7	15	(3)	(8)	(21)	(19)	(2)
Total	$18	$27	$1	$6	$92	$73	$19
Successor Year Ended December 31, 2013
"Other income (expense), net" represented income of $73 million for the Successor year ended December 31, 2013. Other, net in the Successor year ended December 31, 2013 primarily consisted of $159 million of income related to the recognition of the remaining unaccreted convertible bond discount. In addition, the Successor year ended December 31, 2013 included a $175 million loss related to the embedded derivative associated with the Bond. Gain on early retirement of debt in the Successor year ended December 31, 2013 was a result of early retirement of the Clearwire Communications LLC and Clearwire Finance, Inc. 12% secured notes due 2015 and 12% secured notes due 2017.
Income Tax Expense
The Successor period income tax expense for the year ended March 31, 2016 of $141 million represented a consolidated effective tax rate of approximately (8)%. The Successor period income tax benefit for the year ended March 31, 2015 of $574 million represented a consolidated effective tax rate of approximately 15%. The Successor period income tax expense for the three-month transition period ended March 31, 2014 and the year ended December 31, 2013 of $56 million and $45 million, respectively, represented a consolidated effective tax rate of approximately (59)% and (3)%, respectively. The Predecessor period income tax expense for the three-month period ended March 31, 2013 of $38 million represented a consolidated effective tax rate of approximately (6)%. The income tax expense for the year ended March 31, 2016 was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses, partially offset by tax benefits from the reversal of state income tax valuation allowance on deferred tax assets and changes in state income tax laws enacted during the year. The income tax benefit for the year ended March 31, 2015 was primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss, partially offset by tax expense on taxable temporary differences from the amortization of FCC licenses for income tax purposes. The expense for the 191 days ended July 10, 2013 of approximately $1.6 billion was primarily attributable to the recognition of tax expense on the $2.9 billion gain on previously-held equity interests in Clearwire. The income tax expense for the remaining Successor and Predecessor periods presented was primarily attributable to taxable temporary differences from amortization of FCC licenses and included net increases to the valuation allowance for federal and state deferred tax assets primarily related to net operating loss carryforwards generated during the respective periods of $82 million and $708 million, for the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $265 million for the Predecessor three-month period ended March 31, 2013. Additional information related to items impacting the effective tax rates can be found in the Notes to the Consolidated Financial Statements.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless service revenue, the sale of wireless devices (handsets and tablets), broadband devices, connected devices and accessories, leasing wireless devices, in addition to costs to acquire subscribers and network and interconnection costs to serve those subscribers, as well as other Wireless segment operating expenses. The costs to acquire our subscribers include the cost at which we sell our devices as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short term with these changes.
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the year ended March 31, 2016. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers to our services, as well as ARPU. The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
In September 2013, we introduced an installment billing program that allows subscribers to purchase a device by paying monthly installments generally over 24 months. In September 2014, we introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time.
Under the installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to our traditional subsidized programs, this results in better alignment of the equipment revenue with the cost of the device. The impact to Wireless earnings from the sale of devices under our installment billing program is neutral except for the impact from the time value of money element related to the imputed interest on the installment receivable.
Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of March 31, 2016, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term. During the years ended March 31, 2016 and 2015, we leased devices through our Sprint direct channels totaling approximately $3.2 billion and $1.2 billion, respectively. These devices were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or traditional subsidized programs, which resulted in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on all leased devices for the years ended March 31, 2016 and 2015 was $1.8 billion and $206 million, respectively. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings will be partially offset by the Handset Sale-Leaseback Tranche 1 transaction that was consummated in November 2015 where we sold and subsequently leased back certain devices leased to our customers (see Handset Sale-Leaseback in Liquidity and Capital Resources for further details). As a result, our cost of the devices sold to Mobile Leasing Solutions, LLC (MLS) is no longer recorded as depreciation expense, but rather recognized as rent expense within “Cost of products” during the leaseback periods.
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Accounts Receivable Facility and the Handset Sale-Leaseback transactions (See Accounts Receivable Facility and Handset Sale-Leaseback in Liquidity and Capital Resources for further details) were designed to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our installment billing and leasing programs.

Wireless Segment Earnings Trends
Sprint is offering lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full or near full retail price of the handset, purchases the handset under our installment billing program, or leases their handset through our leasing program. As the adoption rates of these plans increase throughout our base of subscribers, we expect our postpaid ARPU to continue to decline as a result of lower pricing associated with our new service plans as compared to our traditional subsidized programs, which reflect higher service revenue and lower equipment revenue; however, we also expect higher equipment revenue due to the installment billing and leasing programs to substantially offset these declines. Since inception, the combination of lower priced plans, and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption.
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our new price plans, results have shown improvement in trends of handset subscribers; however, there can be no assurance that this trend will continue. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we are evaluating our cost model to operationalize a more effective cost structure.
The following table provides an overview of the results of operations of our Wireless segment.

	Successor			Combined	Successor	Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
Wireless Segment Earnings	2016	2015	2014	2013	2013	2013	2013
	(in millions)
Postpaid	$19,463	$21,181	$5,719	$23,442	$10,983	$12,459	$5,916
Prepaid	4,986	4,905	1,232	4,917	2,265	2,652	1,227
Other(1)	178	458	145	359	331	28	—
Retail service revenue	24,627	26,544	7,096	28,718	13,579	15,139	7,143
Wholesale, affiliate and other	744	793	159	545	266	279	133
Total service revenue	25,371	27,337	7,255	29,263	13,845	15,418	7,276
Cost of services (exclusive of depreciation and amortization)	(8,069)	(7,945)	(2,106)	(9,045)	(4,342)	(4,703)	(2,171)
Service gross margin	17,302	19,392	5,149	20,218	9,503	10,715	5,105
Service gross margin percentage	68%	71%	71%	69%	69%	69%	70%
Equipment revenue	5,006	4,990	999	3,504	1,797	1,707	813
Cost of products (exclusive of depreciation and amortization)	(5,795)	(9,309)	(2,038)	(9,475)	(4,603)	(4,872)	(2,293)
Selling, general and administrative expense	(8,141)	(9,179)	(2,273)	(9,299)	(4,519)	(4,780)	(2,230)
Loss on disposal of property, plant and equipment	(321)	—	—	—	—	—	—
Wireless segment earnings	$8,051	$5,894	$1,837	$4,948	$2,178	$2,770	$1,395
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
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
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Retail service revenue decreased $1.9 billion, or 7%, for the Successor year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to a lower average revenue per subscriber driven by growth in both postpaid subscribers on our new plans and tablet sales. The decrease was partially offset by an increase in average postpaid subscribers mostly due to improved churn.
Wholesale, affiliate and other revenues decreased $49 million, or 6%, for the Successor year ended March 31, 2016 compared to the year ended March 31, 2015 primarily due to a decline in prepaid resellers and the impact of the shutdown of the Clearwire WiMAX network, partially offset by growth in postpaid resellers and connected devices. Approximately 64% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage which varies depending on the solution being utilized.
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
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended March 31, 2013 may be found in the tables on the following pages.

	Successor			Combined	Successor	Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013	2013	2013	2013
	(subscribers in thousands)
Average postpaid subscribers	30,561	30,068	30,639	31,124	30,957	31,296	31,566
Average prepaid subscribers	15,200	15,401	16,097	15,901	16,040	15,793	15,686
Average retail subscribers	45,761	45,469	46,736	47,025	46,997	47,089	47,252

The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended March 31, 2013 may be found in the tables on the following pages.

	Successor			Combined	Successor	Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013	2013	2013	2013
ARPU(1):
Postpaid	$53.30	$59.32	$62.98	$63.29	$63.46	$63.10	$62.47
Prepaid	$27.85	$27.81	$27.07	$26.62	$26.64	$26.57	$26.08
Average retail	$44.85	$48.65	$50.61	$50.89	$50.89	$50.85	$50.39
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

Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Postpaid ARPU for the Successor year ended March 31, 2016 decreased compared to the year ended March 31, 2015 primarily due to the impact of subscriber migration to many of our new service plans, resulting in lower service fees, combined with ongoing growth in sales of tablets, which carry a lower revenue per subscriber. Prepaid ARPU for the Successor year ended March 31, 2016 increased compared to the year ended March 31, 2015 primarily due to an increase in average prepaid Boost subscribers that carry a higher ARPU compared to other prepaid brands, partially offset by the revenue impact of subscribers choosing lower priced plans in both the Boost and Virgin Mobile brands due to increased competition combined with a decrease in average Virgin Mobile subscribers.
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

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended March 31, 2013.

	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016
Net additions (losses) (in thousands)(1)
Sprint platform(2):
Postpaid	12	194	(360)	58	(231)	(181)	(272)	30	211	310	378	501	56
Prepaid	568	(486)	84	322	(364)	(542)	35	410	546	(366)	(188)	(491)	(264)
Wholesale and affiliates(3)	(224)	(228)	181	302	212	503	827	527	492	731	866	481	655
Total Sprint platform	356	(520)	(95)	682	(383)	(220)	590	967	1,249	675	1,056	491	447
Nextel platform:
Postpaid	(572)	(1,060)	—	—	—	—	—	—	—	—	—	—	—
Prepaid	(199)	(255)	—	—	—	—	—	—	—	—	—	—	—
Total Nextel platform	(771)	(1,315)	—	—	—	—	—	—	—	—	—	—	—
Transactions(3):
Postpaid	—	(179)	(175)	(127)	(102)	(64)	(64)	(49)	(41)	(60)	(70)	(238)	—
Prepaid	—	(20)	(56)	(103)	(51)	(77)	(55)	(39)	(18)	(66)	(64)	(231)	—
Wholesale	—	—	13	25	69	27	13	13	22	(22)	(12)	(241)	—
Total Transactions	—	(199)	(218)	(205)	(84)	(114)	(106)	(75)	(37)	(148)	(146)	(710)	—

Total retail postpaid(5)	(560)	(1,045)	(535)	(69)	(333)	(245)	(336)	(19)	170	250	308	263	56
Total retail prepaid	369	(761)	28	219	(415)	(619)	(20)	371	528	(432)	(252)	(722)	(264)
Total wholesale and affiliate(5)	(224)	(228)	194	327	281	530	840	540	514	709	854	240	655
Total Wireless	(415)	(2,034)	(313)	477	(467)	(334)	484	892	1,212	527	910	(219)	447

End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(4)	30,257	30,451	30,091	30,149	29,918	29,737	29,465	29,495	29,706	30,016	30,394	30,895	30,951
Prepaid	15,701	15,215	15,299	15,621	15,257	14,715	14,750	15,160	15,706	15,340	15,152	14,661	14,397
Wholesale and affiliates(3)(4)(5)	7,938	7,710	7,862	8,164	8,376	8,879	9,706	10,233	10,725	11,456	12,322	12,803	13,458
Total Sprint platform	53,896	53,376	53,252	53,934	53,551	53,331	53,921	54,888	56,137	56,812	57,868	58,359	58,806
Nextel platform:
Postpaid	1,060	—	—	—	—	—	—	—	—	—	—	—	—
Prepaid	255	—	—	—	—	—	—	—	—	—	—	—	—
Total Nextel platform	1,315	—	—	—	—	—	—	—	—	—	—	—	—
Transactions(3):
Postpaid	—	173	815	688	586	522	458	409	368	308	238	—	—
Prepaid	—	39	704	601	550	473	418	379	361	295	231	—	—
Wholesale	—	—	106	131	200	227	240	253	275	253	241	—	—
Total Transactions	—	212	1,625	1,420	1,336	1,222	1,116	1,041	1,004	856	710	—	—

Total retail postpaid(4)	31,317	30,624	30,906	30,837	30,504	30,259	29,923	29,904	30,074	30,324	30,632	30,895	30,951
Total retail prepaid	15,956	15,254	16,003	16,222	15,807	15,188	15,168	15,539	16,067	15,635	15,383	14,661	14,397
Total wholesale and affiliates(4)(5)	7,938	7,710	7,968	8,295	8,576	9,106	9,946	10,486	11,000	11,709	12,563	12,803	13,458
Total Wireless	55,211	53,588	54,877	55,354	54,887	54,553	55,037	55,929	57,141	57,668	58,578	58,359	58,806

	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016
Supplemental data - connected devices
End of period subscribers (in thousands)(5)
Retail postpaid	824	798	834	922	968	988	1,039	1,180	1,320	1,439	1,576	1,676	1,771
Wholesale and affiliates	2,803	3,057	3,298	3,578	3,882	4,192	4,635	5,175	5,832	6,620	7,338	7,930	8,575
Total	3,627	3,855	4,132	4,500	4,850	5,180	5,674	6,355	7,152	8,059	8,914	9,606	10,346
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

(3)
We acquired approximately 352,000 postpaid subscribers and 59,000 prepaid subscribers through the acquisition of assets from U.S. Cellular when the transaction closed on May 17, 2013. We acquired approximately 788,000 postpaid subscribers (excluding 29,000 Sprint wholesale subscribers transferred to Transactions postpaid subscribers that were originally recognized as part of our Clearwire MVNO arrangement), 721,000 prepaid subscribers, and 93,000 wholesale subscribers as a result of the Clearwire Acquisition when the transaction closed on July 9, 2013. Throughout the periods presented, subscribers either migrated to other Sprint offerings or service was canceled. As of March 31, 2016, we have no remaining transaction subscribers primarily due to the shut down of the WiMAX network.

(4)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,110,000 subscribers at March 31, 2016 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended March 31, 2016.

(5)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.
The following table shows (a) our average rates of monthly postpaid and prepaid subscriber churn and (b) our recapture of Nextel platform subscribers that deactivated but remained as subscribers on the Sprint platform as of the end of each quarterly period beginning with the quarter ended March 31, 2013.

	March 31, 2013	June 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.84%	1.83%	1.99%	2.07%	2.11%	2.05%	2.18%	2.30%	1.84%	1.56%	1.54%	1.62%	1.72%
Prepaid(2)	3.05%	5.22%	3.57%	3.01%	4.33%	4.44%	3.76%	3.94%	3.84%	5.08%	5.06%	5.82%	5.65%
Nextel platform:
Postpaid	7.57%	33.90%	—	—	—	—	—	—	—	—	—	—	—
Prepaid	12.46%	32.13%	—	—	—	—	—	—	—	—	—	—	—
Transactions(3):
Postpaid	—	26.64%	6.38%	5.48%	5.48%	4.15%	4.66%	4.09%	3.87%	6.07%	8.55%	NM	NM
Prepaid	—	16.72%	8.84%	8.18%	5.11%	6.28%	5.70%	4.95%	3.77%	7.23%	8.51%	NM	NM

Total retail postpaid	2.09%	2.63%	2.09%	2.15%	2.18%	2.09%	2.22%	2.33%	1.87%	1.61%	1.61%	1.87%	1.72%
Total retail prepaid	3.26%	5.51%	3.78%	3.22%	4.35%	4.50%	3.81%	3.97%	3.84%	5.13%	5.12%	6.29%	5.65%

Nextel platform subscriber recaptures
Rate(4):
Postpaid	46%	34%	—	—	—	—	—	—	—	—	—	—	—
Prepaid	34%	39%	—	—	—	—	—	—	—	—	—	—	—
Subscribers(5):
Postpaid	264	364	—	—	—	—	—	—	—	—	—	—	—
Prepaid	67	101	—	—	—	—	—	—	—	—	—	—	—
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

(3)	Subscriber churn related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.

(4)
Represents the recapture rate defined as the Nextel platform postpaid or prepaid subscribers, as applicable, that switched from the Nextel platform but activated service on the Sprint platform during each period over the total Nextel platform subscriber deactivations in the period for postpaid and prepaid, respectively.

(5)
Represents the Nextel platform postpaid and prepaid subscribers, as applicable, that switched from the Nextel platform during each period but remained with the Company as subscribers on the Sprint platform. Subscribers that deactivated service on the Nextel platform and activated service on the Sprint platform are included in the Sprint platform net additions for the applicable period.

The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended March 31, 2013.

	Predecessor			Successor	Combined (2)	Successor
	March 31, 2013	June 30, 2013	10 Days Ended July 10, 2013	Sept 30, 2013	Sept 30, 2013	Dec 31, 2013	March 31, 2014	June 30, 2014	Sept 30, 2014	Dec 31, 2014	March 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016
ARPU
Sprint platform:
Postpaid	$63.67	$64.20	$64.71	$64.24	$64.28	$64.11	$63.52	$62.07	$60.58	$58.90	$56.94	$55.48	$53.99	$52.48	$51.68
Prepaid	$25.95	$26.96	$26.99	$25.14	$25.33	$26.78	$26.45	$27.38	$27.19	$27.12	$27.50	$27.81	$27.66	$27.44	$27.72
Nextel platform:
Postpaid	$35.43	$36.66	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Prepaid	$31.75	$34.48	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Transactions(1):
Postpaid	$—	$59.87	$35.75	$37.44	$40.00	$36.30	$37.26	$39.16	$39.69	$39.85	$40.28	$40.47	$40.62	$31.62	$—
Prepaid	$—	$19.17	$12.78	$40.62	$43.20	$40.80	$43.80	$45.15	$45.52	$45.80	$46.68	$46.10	$45.82	$34.61	$—

Total retail postpaid	$62.47	$63.59	$64.55	$63.48	$63.69	$63.44	$62.98	$61.65	$60.24	$58.63	$56.72	$55.31	$53.87	$52.41	$51.68
Total retail prepaid	$26.08	$27.02	$26.96	$25.86	$26.04	$27.34	$27.07	$27.97	$27.73	$27.61	$27.95	$28.18	$27.97	$27.49	$27.72
_______________________

(1)	Subscriber ARPU related to the acquisition of assets from U.S. Cellular and the Clearwire Acquisition.

(2)
Combined ARPU for the quarterly period ending September 30, 2013 aggregates service revenue from the Predecessor 10-day period ended July 10, 2013 and the Successor three-month period ended September 30, 2013 divided by the sum of the monthly average subscribers during the three months ended September 30, 2013.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the Successor year ended March 31, 2016, net postpaid subscriber additions were 1,245,000 compared to net losses of 212,000 and 96,000 in the Successor year ended March 31, 2015 and the Combined year ended December 31, 2013, respectively, inclusive of 545,000, 1,334,000, and 564,000 net additions of tablets, respectively, which generally have a significantly lower ARPU as compared to other wireless subscribers. During the Successor three-month transition period ended March 31, 2014, net postpaid subscriber losses were 231,000 compared to net additions of 12,000 in the Predecessor three-month period ended March 31, 2013, inclusive of 516,000 and 16,000 net additions of tablet devices, respectively. The primary driver for the net additions in the Successor year ended March 31, 2016 was our pricing plan promotions launched during the year combined with improvement in churn as subscribers benefit from the improved network quality. The primary driver for the net losses in the Successor year ended March 31, 2015, the Successor three-month transition period ended March 31, 2014 and the Combined year ended December 31, 2013 was an increase in churn, primarily due to increased competition and network-related churn impacted by our network modernization program. Aggressive marketing efforts by other wireless carriers, including price reductions, to incent subscribers to switch carriers also negatively impact churn, which has a negative effect on earnings. Nextel platform and U.S. Cellular recaptures in the Combined year ended December 31, 2013 totaled 734,000.
Retail Prepaid — During the Successor year ended March 31, 2016, we lost 1,309,000 net prepaid subscribers compared to adding 449,000 and 488,000 net prepaid subscribers in the Successor year ended March 31, 2015 and Combined year ended December 31, 2013, respectively. The net losses in the Successor year ended March 31, 2016 were primarily due to subscriber losses in the Virgin Mobile prepaid brand primarily due to increasing competition. Net additions in the Successor year ended March 31, 2015 were primarily due to subscriber growth in our Boost brand as a result of new promotions in our indirect channels, partially offset by subscriber losses in the Virgin Mobile prepaid brands primarily due to continued competition. During the Successor three-month transition period ended March 31, 2014, we lost 364,000 net prepaid subscribers compared to adding 568,000 in the Predecessor three-month period ended March 31, 2013, primarily due to the timing and impact of churn related to the annual recertification of Assurance Wireless subscribers occurring earlier in calendar year 2014 compared to calendar year 2013, combined with a decline in gross subscriber additions across all prepaid brands. Net additions in the Combined year ended December 31, 2013 were primarily due to subscriber growth in our Boost prepaid brand, partially offset by the deactivation of subscribers related to new federal regulations and a one-time recertification of all Assurance Wireless subscribers in 2012.
The federal Lifeline program under which Assurance Wireless operates requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually. Regulations adopted in 2012, which impact all Lifeline carriers, imposed stricter rules on the subscriber eligibility requirements and recertification. These new regulations also required a one-time recertification of the entire June 1, 2012 subscriber base by December 31, 2012. Accounts of subscribers who failed to respond by December 31, 2012 were suspended and made subject to our prepaid churn rules as described below (or 365 days in a limited number of states). However, subscribers could re-apply prior to being deactivated and also had the ability to receive by-the-minute service at their own expense. We deactivated the accounts of approximately 1.2 million subscribers in the quarter ended June 30, 2013 primarily related to the recertification process.
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
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 13.5 million Sprint Platform subscribers included in wholesale and affiliates, approximately 64% represent connected devices. Wholesale and affiliate subscriber net additions were 2,733,000 during the Successor year ended March 31, 2016, compared to 2,349,000 and 31,000 during the Successor year ended March 31, 2015 and the Combined year ended December 31, 2013, respectively, inclusive of net additions of connected devices totaling 2,743,000, 1,950,000, and 908,000, respectively. The primary driver for net additions in the Successor years ended March 31, 2016, March 31, 2015 and the Combined year ended December 31, 2013 is primarily attributable to growth in connected devices. Net additions were 212,000 during the Successor three-month transition period ended March 31, 2014 compared to net losses of 224,000 during the Predecessor three-month period ended March 31, 2013, inclusive of net additions of connected devices totaling 304,000 and 133,000, respectively. Net additions were primarily attributable to growth in connected device subscribers as compared to net losses in the Predecessor three-month period 2013 from the Lifeline programs offered by our MVNO's selling prepaid services affected by new federal regulations, similar to the impact on our Assurance Wireless brand in Retail Prepaid above.
Transactions Subscribers
As part of the acquisition of assets from U.S. Cellular, which closed in May 2013, we acquired 352,000 postpaid subscribers and 59,000 prepaid subscribers. As part of the Clearwire Acquisition in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. As of March 31, 2016, we have no remaining transaction subscribers primarily due to the shutdown of the WiMAX network. For the Successor year ended March 31, 2016, we had net postpaid subscriber losses of 368,000, net prepaid subscriber losses of 361,000 and net wholesale subscriber losses of 275,000. For the Successor year ended March 31, 2015, we had net postpaid subscriber losses of 218,000, net prepaid subscriber losses of 189,000 and net wholesale subscriber additions of 75,000. For the Successor three-month transition period ended March 31, 2014, we had net postpaid subscriber losses of 102,000, net prepaid subscriber losses of 51,000 and net wholesale subscriber additions of 69,000, of which approximately 3,000 postpaid subscribers were recaptured on the Sprint platform. For the remainder of the Combined year ended December 31, 2013, we had net postpaid subscriber losses of 481,000, net prepaid subscriber losses of 179,000 and net wholesale subscriber additions of 38,000, of which approximately 106,000 and 8,000 postpaid and prepaid subscribers, respectively, were recaptured on the Sprint platform.
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
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Cost of services increased $124 million, or 2%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015 primarily due to increased service and repair costs as a result of higher costs per unit of new and used devices. These increases were partially offset by decreases in roaming costs primarily due to lower rates.
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
Cost of products includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from the equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. As subscribers migrate from acquiring devices through our subsidy program to installment billing or choose to lease under our leasing program, equipment net subsidy continues to decline. We also make incentive payments to certain indirect dealers who purchase devices directly from OEMs or other device distributors. Those payments are recognized as selling, general and administrative expenses when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.)
The net impact to equipment revenue and cost of products from the sale of devices under our installment billing program is relatively neutral except for the impact from the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated to its estimated residual value generally over the lease term. During the years ended March 31, 2016 and 2015, we leased devices through our Sprint direct channels totaling approximately $3.2 billion and $1.2 billion, respectively, which were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or traditional subsidized programs.
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Equipment revenue increased $16 million, or remained relatively flat, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015, primarily due to higher revenue from the leasing program of approximately $1.7 billion and a higher average sales price per postpaid handset sold, which was primarily offset by a decrease in postpaid handsets sold as a result of Brightstar Corp. (Brightstar) purchasing inventory from the OEMs to sell directly to our indirect dealers and more subscribers choosing to lease their device, combined with lower average sales price per prepaid handset sold. Cost of products decreased $3.5 billion, or 38%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015 primarily due to a decrease in postpaid handsets sold as a result of Brightstar purchasing inventory from the OEMs to sell directly to our indirect dealers and subscribers choosing to lease devices instead of purchasing them.
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Equipment revenue increased $3.2 billion, or 178%, and cost of products increased $4.7 billion, or 102%, for the Successor year ended March 31, 2015 compared to the Successor year ended December 31, 2013, primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. In addition, equipment revenue increased due to higher revenue from the installment billing and leasing programs and a higher average sales price per postpaid handset sold, partially offset by a decrease in postpaid handsets sold as a result of customers choosing to lease devices instead of purchasing them. Cost of products also increased due to higher average cost per handset sold for postpaid handsets, combined with an increase in prepaid handsets sold. These increases were partially offset by a decrease in postpaid handsets sold as a result of customers choosing to lease devices instead of purchasing them and a lower average cost per handset sold for prepaid handsets, which resulted in an overall decrease in cost of products when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013.
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
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Sales and marketing expense decreased $272 million, or 5%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015, primarily due to lower media spend and a decrease in payments to OEMs for direct source handsets as a result of lower volume of device sales, partially offset by higher retail labor costs.
General and administrative costs decreased $766 million, or 20%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015, primarily due to a decrease in bad debt expense combined with declines in other general and administrative expenses due to reduced headcount and other cost-savings initiatives. Bad debt expense decreased $446 million, or 50%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015 primarily related to an improved aging as a result of customer credit profile improvement and fewer accounts written off due to improvements in churn, partially offset by a higher average balance of accounts written off.
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Sales and marketing expense was $5.3 billion for the Successor year ended March 31, 2015 representing an increase of $2.7 billion, or 102%, compared to the Successor year ended December 31, 2013. The increase was primarily due to comparing results for a full twelve-month period ending March 31, 2015 to the shortened Post-merger period ending December 31, 2013, combined with higher advertising costs related to new promotional campaigns. These increases were offset by a reduction in labor-related costs due to our reduction in force and retail store closures in addition to lower commission expense as sales shifted to more cost-effective channels, which resulted in an overall decrease in sales and marketing expense when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013.
General and administrative costs were $3.9 billion for the Successor year ended March 31, 2015 representing an increase of $2.0 billion, or 104%, compared to the Successor year ended December 31, 2013, primarily due to comparing results for a full twelve-month period ending March 31, 2015 to the shortened Post-merger period ending December 31, 2013, combined with an increase in bad debt expense primarily associated with the increase in installment receivables. These increases were offset by a decrease in customer care costs primarily due to lower call volumes and labor-related initiatives, which resulted in an overall decrease in general and administrative costs when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013.
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
Loss on Disposal of Property, Plant and Equipment
For the Successor year ended March 31, 2016, loss on disposal of property, plant and equipment is a result of approximately $65 million in net losses recognized upon the sale of devices to MLS under the Handset Sale-Leaseback Tranche 1 transaction, which represented the difference between the fair value and net book value of the devices sold. In addition, approximately $256 million in losses resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may have material losses in future periods. Similar charges are and have been incurred for devices sold under our subsidy program as equipment net subsidy.

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

The following table provides an overview of the results of operations of our Wireline segment.

	Successor			Combined	Successor	Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
Wireline Segment Earnings	2016	2015	2014	2013	2013	2013	2013
	(in millions)
Voice	$840	$1,174	$352	$1,490	$719	$771	$352
Data	171	213	62	326	138	188	94
Internet	1,284	1,353	345	1,660	747	913	434
Other	87	74	11	61	32	29	13
Total net service revenue	2,382	2,814	770	3,537	1,636	1,901	893
Cost of services	(1,962)	(2,338)	(668)	(2,637)	(1,235)	(1,402)	(661)
Service gross margin	420	476	102	900	401	499	232
Service gross margin percentage	18%	17%	13%	25%	25%	26%	26%
Selling, general and administrative expense	(328)	(363)	(90)	(406)	(179)	(227)	(104)
Wireline segment earnings	$92	$113	$12	$494	$222	$272	$128
Wireline Revenue
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Voice Revenues
Voice revenues for the Successor year ended March 31, 2016 decreased $334 million, or 28%, compared to the Successor year ended March 31, 2015. The decrease was primarily driven by lower volume and overall rate declines, primarily due to decreases in international hubbing volumes, combined with the decline in prices for the sale of services to our Wireless segment. Voice revenues generated from the sale of services to our Wireless segment represented 39% of total voice revenues for the Successor year ended March 31, 2016 compared to 31% in the year ended March 31, 2015.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $42 million, or 20%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015 as a result of customer churn, primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 40% of total data revenue for each of the Successor year ended March 31, 2016 compared to 41% in the year ended March 31, 2015.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services decreased $69 million, or 5%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 15% of total Internet revenues for the Successor year ended March 31, 2016 compared to 12% in the year ended March 31, 2015.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $13 million, or 18%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015.
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Voice Revenues
Voice revenues for the Successor year ended March 31, 2015 increased $455 million, or 63%, compared to the Successor year ended December 31, 2013. The increase was primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. Offsetting the increase were decreases driven by lower volume and overall rate declines, primarily due to the decline in prices for the sale of services to our Wireless segment, combined with decreases in international hubbing volumes, which resulted in an overall decrease in voice revenues when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. Voice revenues generated from the sale of services to our Wireless segment represented 31% of total voice revenues for the Successor year ended March 31, 2015 compared to 33% in the Successor year ended December 31, 2013.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues increased $75 million, or 54%, for the Successor year ended March 31, 2015 compared to the Successor year ended December 31, 2013 primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. Offsetting the increase was a decrease as a result of customer churn, primarily related to Private Line, which resulted in an overall decrease in data revenues when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. Data revenues generated from the provision of services to the Wireless segment represented 41% of total data revenue for each of the Successor year ended March 31, 2015 compared to 50% in the Successor year ended December 31, 2013.
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
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $42 million, or 131%, for the Successor year ended March 31, 2015 compared to the year ended December 31, 2013 primarily due to comparing results for a full twelve-month period to a shortened Post-merger period.
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
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Costs of services decreased $376 million, or 16%, for the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015 primarily due to lower international voice volume and rates combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage increased from 17% in the Successor year ended March 31, 2015 to 18% in the Successor year ended March 31, 2016.
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Costs of services increased $1.1 billion, or 89%, for the Successor year ended March 31, 2015 compared to the Successor year ended December 31, 2013 primarily due to comparing results for a full twelve-month period to a shortened Post-merger period. Offsetting the increase was a decrease primarily due to lower access expense as a result of savings initiatives and declining volumes, which resulted in an overall decrease in cost of services when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. Service gross margin percentage decreased from 25% in the Successor year ended December 31, 2013 to 17% in the Successor year ended March 31, 2015 primarily as a result of a decrease in net service revenue partially offset by a decrease in cost of services.
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
Selling, General and Administrative Expense
Successor Year Ended March 31, 2016 and Successor Year Ended March 31, 2015
Selling, general and administrative expense decreased $35 million, or 10%, in the Successor year ended March 31, 2016 compared to the Successor year ended March 31, 2015 primarily due to a decrease in shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 14% in the Successor year ended March 31, 2016 compared to 13% in the Successor year ended March 31, 2015.
Successor Year Ended March 31, 2015 and Successor Year Ended December 31, 2013
Selling, general and administrative expense increased $184 million, or 103%, in the Successor year ended March 31, 2015 compared to the Successor year ended December 31, 2013 primarily due to comparing results for a full twelve-month period to a shortened Post-merger period, partially offset by a decrease due to a reduction in shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue, which resulted in an overall decrease in selling, general and administrative expense when comparing the Successor year ended March 31, 2015 to the Combined year ended December 31, 2013. Total selling, general and administrative expense as a percentage of net services revenue was 13% in the Successor year ended March 31, 2015 compared to 11% in the Successor year ended December 31, 2013.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Successor			Combined	Successor	Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013	2013	2013	2013
		(in millions)
Net cash provided by (used in) operating activities	$3,897	$2,450	$522	$2,610	$(61)	$2,671	$940
Net cash used in investing activities	$(5,735)	$(4,714)	$(1,756)	$(24,493)	$(18,108)	$(6,385)	$(1,158)
Net cash provided by (used in) financing activities	$469	$1,304	$(160)	$24,419	$24,528	$(109)	$142
Operating Activities
Net cash provided by operating activities of approximately $3.9 billion in the Successor year ended March 31, 2016 increased $1.4 billion from the same period in 2015. This increase was due to lower vendor and labor-related payments of $2.2 billion which were primarily due to reduced operating costs partially offset by reduced cash received from customers of $669 million. The reduction in cash received from customers was driven by the $2.4 billion decrease in net operating revenues primarily due to lower average revenue per subscriber, which was offset by the $1.5 billion increase in operating cash flows resulting from the net changes in accounts and notes receivables and Deferred Purchase Price (DPP) during the Successor year ended March 31, 2016 compared to the same period in 2015. In addition, we had increased interest payments of $125 million primarily associated with $1.5 billion aggregate principal amount of notes issued in February 2015.
The activities under our Receivables Facility impact the cash flows from both accounts and notes receivables and DPP. During the Successor year ended March 31, 2016, the total cash inflows from the DPP were $2.5 billion. Approximately $1.2 billion of the cash inflows represented the settlement of the DPP associated with the sale of service receivables on March 31, 2015, which occurred after we temporarily suspended the sale of new receivables in April 2016. In September and October 2016, we began selling both service and installment receivables, respectively. The DPP associated with these initial non-cash transactions amounted to $2.4 billion. Approximately $825 million of the cash inflows represented cash advances that we elected to draw against the DPP during the year. Under the Receivables Facility, as cash collections on previously sold receivables exceed the sales of new receivables, we retain these amounts and apply them against the DPP. During the successor year ended March 31, 2016, the DPP was reduced for these cash collections totaling approximately $400 million.
Net cash provided by operating activities of approximately $2.5 billion in the Successor year ended March 31, 2015 increased $2.5 billion from the Successor year ended December 31, 2013. The increase was primarily due to comparing a full twelve-month period to a shortened Post-merger period. The Successor year ended December 31, 2013 included $180 million of call redemption premiums paid to retire the Clearwire debt and approximately $225 million of interest payments related to Clearwire debt. Net cash provided by operating activities of approximately $2.5 billion in the Successor year ended March 31, 2015 decreased $160 million as compared to net cash provided by operating activities of approximately $2.6 billion for the year ended December 31, 2013, on a combined basis. The decrease was due to decreased cash received from customers of $1.1 billion primarily as a result of increases in installment billing receivables offset by declines due to the sales of receivables through our receivables facility (see Accounts Receivables Facility below) as well as declines in net operating revenues and increased interest payments of $505 million primarily related to the debt issued in September 2013 and December 2013. The decrease was partially offset by lower vendor and labor-related payments of $1.4 billion, which were primarily due to (i) decreased backhaul payments related to the shut-down of the Nextel platform in June 2013, (ii) declines in roaming payments due to lower volumes and rates, and (iii) fewer labor-related payments primarily as a result of reductions in force, call center savings due to lower call volumes, and other labor-related initiatives. These lower payments were partially offset by increased cash paid for inventory.
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
Investing Activities
Net cash used in investing activities in the Successor year ended March 31, 2016 increased by approximately $1.0 billion compared to the same period in 2015, primarily due to increased purchases of $1.7 billion of leased devices from indirect dealers and decreased net proceeds from sales and maturities of short-term investments of $2.7 billion. These increases were partially offset by $1.1 billion of proceeds from MLS under the Handset Sale-Leaseback Tranche 1 transaction, $1.8 billion in decreased purchases of short-term investments and decreased network and other capital expenditures of $742 million.
Net cash used in investing activities in the Successor year ended March 31, 2015 decreased by approximately $13.4 billion compared to the Successor year ended December 31, 2013, primarily due to increases of approximately $1.4 billion in proceeds from sales and maturities of short-term investments and 2013 increases related to the SoftBank Merger of $14.1 billion, net of cash acquired. These decreases were partially offset by increased capital expenditures of $2.2 billion, which included $582 million of leased devices purchased from indirect channels, and increased purchases of short-term investments of $358 million. In addition, in the Successor year ended March 31, 2015, we received $95 million in reimbursements of our costs of clearing the H Block spectrum as part of the Report and Order obligations and $315 million of proceeds from sales of assets and FCC licenses of which $290 million was related to the sale of certain FCC licenses.
Net cash used in investing activities in the Successor three-month transition period ended March 31, 2014 increased by approximately $598 million compared to the same Predecessor period in 2013, primarily due to increased purchases of short-term investments of approximately $100 million, decreased proceeds of approximately $360 million from sales and maturities of short-term investments, and increases in capital expenditures and expenditures relating to FCC licenses of $100 million each. In addition, as part of an amended exchangeable notes agreement we had with Clearwire, they elected to draw $80 million in March 2013. As a result of the Clearwire Acquisition, the exchangeable notes agreement was terminated and no notes remain outstanding.
Financing Activities
Net cash provided by financing activities was $469 million during the Successor year ended March 31, 2016, which was primarily due to sales of future lease receivables through our receivables facility (see Receivables Facility below) of $600 million and draws of $208 million, $266 million and $32 million on our Finnvera plc (Finnvera), K-sure and Delcredere | Ducroire (D/D) secured equipment credit facilities, respectively and a $250 million draw on the Export Development Canada (EDC) credit facility. These draws were partially offset by repayments related to our secured equipment credit facilities of $315 million, capital lease repayments of $84 million, and a $500 million repayment of the EDC credit facility.
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

Working Capital
We had negative working capital of $5.1 billion and $1.2 billion as of March 31, 2016 and 2015, respectively. The decline in working capital is due to decreased cash of $1.4 billion primarily due to cash paid for total capital expenditures which was partially offset by net cash provided by operating activities, proceeds from MLS under the Handset Sale-Leaseback Tranche 1 transaction and proceeds from the sale of future lease receivables as part of our Receivables Facility described below. In addition, accounts and notes receivable, net decreased $1.2 billion primarily due to the sale of installment receivables as part of our Receivables Facility described below and device and accessory inventory decreased $186 million. Also contributing to the decline was an increase of $3.4 billion in the current portion of long-term debt, financing and capital lease obligations primarily due to $2.0 billion of Sprint Communications, Inc. 6% Senior notes, $1.0 billion of Sprint Communications, Inc. 9.125% Senior notes and $330 million of proceeds from the sale of future lease receivables all coming due within the next twelve months. These decreases were offset by decreases in accounts payable of $1.4 billion primarily as a result of invoices with extended payment terms with certain network equipment suppliers coming due and timing of purchases and payments associated with device launches. Additionally, accrued expenses and other current liabilities decreased $919 million primarily due to decreased employee accruals and decreased accrued capital expenditures for unbilled services. The remaining balance was due to changes to other working capital items.
Long-Term Debt, Other Funding Sources and Scheduled Maturities
Accounts Receivables Facility
Transaction overview
Our accounts receivable facility (Receivables Facility), which provides us the opportunity to sell certain wireless service and installment receivables (as defined in the agreements) to unaffiliated third parties (Purchasers), was amended in November 2015 to include future amounts due from customers who lease certain devices from us. The amendment increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the expiration to November 2017. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of our business. As of March 31, 2016, the total availability under the facility was approximately $2.0 billion. However, as a result of sales we have completed to date, the total amount available to be drawn as of March 31, 2016 was $94 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a DPP. While it's at Sprint's election to decide how much cash it chooses to receive from each sale, the maximum amount of proceeds varies based on a number of factors and currently represents approximately 50% of the total amount of the receivables sold to the Purchasers. The DPP is realized by us upon either the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The fees associated with these sales are recognized in "Selling, general and administrative" on the consolidated statements of operations. The sale of future lease receivables are treated as financing transactions. Accordingly, the proceeds received are reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees are recognized as "Interest expense" on the consolidated statements of operations.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, future lease and installment receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life.
Each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to Sprint. Accordingly, the assets of the SPE are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to repay the advances, yield and fees of the Purchasers and other creditors of the SPEs may be remitted to Sprint during and after the term of the Receivables Facility.
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
DPP
The DPP related to our wireless service and installment receivables is classified as a trading security within "Prepaid expenses and other current assets" on the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of operations and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" on the consolidated statements of operations. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the year ended March 31, 2016. Changes to the unobservable inputs used to determine the fair value did not and are not expected to result in a material change in the fair value of the DPP.
Wireless Service Receivable Sales
On March 31, 2015, we sold approximately $1.8 billion of wireless service receivables in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a DPP of $1.3 billion, with an estimated fair value of $1.2 billion. In accordance with our rights under the Receivables Facility, in April 2015 Sprint elected to temporarily suspend sales of receivables by the SPEs and remitted payments received to the Purchasers to reduce the funded amount of $500 million to zero.
In September 2015, we sold wireless service receivables of approximately $1.9 billion in exchange for $400 million in cash and $1.5 billion of DPP, with an estimated fair value of $1.4 billion. In October 2015 and January 2016, we elected to receive $300 million and $125 million, respectively, of cash, which reduced the total amount of the DPP due to Sprint. During the period from our sale in September to March 31, 2016, cash collections on previously sold wireless service receivables exceeded sales of new receivables such that the DPP decreased by approximately $207 million. As of March 31, 2016, the total amount available under the Receivables Facility associated with wireless service receivables was $43 million and the total fair value of the associated DPP was $760 million.
Installment Receivable Sales
In October 2015, we sold installment receivables of approximately $1.2 billion under the Receivables Facility in exchange for $100 million in cash and $1.1 billion of DPP, with an estimated fair value of $1.0 billion. In November 2015, we elected to receive $400 million of cash, which reduced the amount of the DPP due to Sprint. During the period from our initial sale in October to March 31, 2016, cash collections on previously sold installment receivables exceeded sales of new receivables such that the DPP decreased by approximately $227 million. As of March 31, 2016, there is no remaining availability under the Receivables Facility associated with installment receivables and the total fair value of the associated DPP was $395 million.
Future Lease Receivable Sales
In February and March 2016, we sold approximately $1.2 billion in total of future lease receivables in exchange for cash proceeds of $600 million. The difference between the amount sold and the cash received represents additional collateral to the lender. The sale was accounted for as a financing and the $600 million cash proceeds were, accordingly, reflected as debt in our consolidated balance sheets. As of March 31, 2016, the amount available under the Receivables Facility associated with future lease receivables was $51 million.
Handset Sale-Leaseback Tranche 1
In November 2015, Sprint entered into agreements (Handset Sale-Leaseback Tranche 1) to sell and lease-back certain leased devices excluded from our Receivables Facility, which allowed us to monetize the devices including the device residual values. Under the agreements with Mobile Leasing Solutions, LLC (MLS), a company formed by a group of equity investors, including SoftBank Group Corp. (SoftBank), Sprint maintains the customer lease, will continue to collect and record lease revenue from the customer and will remit monthly rental payments to MLS, which are recognized as "Cost of products" on the consolidated statements of operations during the respective lease-back periods.
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
The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and is included in "Other, net" on the consolidated statements of operations. Simultaneously with the sale of the devices, MLS leased back each device to the SPE Lessees pursuant to the Master Lease Agreement (Device Lease) in exchange for monthly rental payments to be made by the SPE Lessees to MLS. The monthly rental payments for the devices leased back by us will approximate the amount of cash received from the associated customer leases during the weighted average 17 month lease-back period (see Future Contractual Obligations below for expected future rent payments). Rent expense related to MLS totaled $277 million during the year ended March 31, 2016 and is reflected within cash flows from operations.
The SPE Lessees retain all rights to the underlying customer leases, such as the right to receive the rental payments during the device lease-back period, other than the aforementioned certain specified customer lease end rights. Each SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee are not available to pay creditors of Sprint or any of its affiliates. Settlement for the DPP occurs at the end of the agreement and can be reduced to the extent that MLS experiences a loss on the device, but only to the extent of the device's DPP balance. The DPP associated with the Handset Sale-Leaseback Tranche 1 is recorded in "Other assets" in the consolidated balance sheets at its estimated net realizable value. Changes to the DPP prior to settlement with MLS are recorded as an adjustment to rent expense in "Cost of products" in the consolidated statements of operations. Brightstar, a subsidiary of SoftBank, provides reverse logistics and remarketing services to MLS with respect to the devices.
Unless a Device Lease is terminated early, the SPE Lessees are obligated to pay the full monthly rental payments under each Device Lease, regardless of whether customers make lease payments on the devices leased to them or whether the customer lease is still in effect. Sprint has guaranteed to MLS, the performance of the agreements and undertakings of the SPE Lessees under the transaction documents.
All devices must be returned to MLS, subject to purchase rights of the customers. Sprint will act as servicer for MLS, to the extent needed, after the end of the device leaseback period. To secure the obligations of the SPE Lessees under the Device Lease, the SPE Lessees provide a security interest to MLS in, among other things, the customer leases. In the event that MLS is able to sell the returned devices at a price greater than the expected device residual value, Sprint has the potential to share some of the excess proceeds.
Network Equipment Sale-Leaseback
In April 2016, certain wholly-owned subsidiaries of Sprint entered into agreements (Network Equipment Sale-Leaseback) to sell and lease-back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "the Network LeaseCo SPEs"). Sprint sold certain network equipment with a book value of approximately $3.0 billion to the Network LeaseCo SPEs which was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank.
The Network LeaseCo SPEs are variable interest entities for which Sprint has been identified as the primary beneficiary. As a result, Sprint is required to consolidate the Network LeaseCo SPEs and intercompany transactions and balances between Network LeaseCo and the wholly-owned Sprint subsidiaries will be eliminated in consolidation. The network assets involved in the transaction, which consisted primarily of equipment located at cell towers, will remain on Sprint's consolidated financial statements and will continue to be depreciated. Principal and interest payments on the borrowings from the external investors will be paid back in staggered, unequal payments through January 2018.
Handset Sale-Leaseback Tranche 2
In April 2016, Sprint entered into a second transaction with MLS (Handset Sale-Leaseback Tranche 2) to sell and lease-back certain iPhone®devices leased to customers under the iPhone Forever or iPhone for Life programs. In contrast with the first MLS transaction, this sale-leaseback arrangement will be accounted for as a financing transaction. Accordingly, the devices will remain in Property, plant, and equipment, net in the consolidated balance sheets and will continue to be depreciated to their estimated residual values generally over the lease term. The proceeds received will be reflected as cash provided by financing activities on the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense over the respective terms. Future changes in the fair value of the financing obligation will be recognized in earnings over the course of the arrangement.

Upon closing of the transaction in May 2016, Sprint sold and leased-back approximately $1.3 billion in book value of leased devices for proceeds totaling $1.1 billion (Cash Purchase Price) and a DPP of $186 million, which will be settled at the end of the arrangement and is subject to certain device losses incurred by MLS.
Credit Facilities
Bank Credit Facility
Our revolving bank credit facility that expires in February 2018 requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the revolving bank credit facility (adjusted EBITDA), not to exceed 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
Export Development Canada (EDC) agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. In the quarter ended December 2015, we made a scheduled principal repayment of $500 million, leaving a principal balance of $300 million, which matures in December 2019. At the time of the repayment, the EDC agreement was also amended to increase the facility by $250 million through the addition of a new tranche due December 2017, which was fully drawn. Accordingly, as of March 31, 2016, the total principal amount of our borrowings under the EDC facility was $550 million.
New Unsecured Financing Facility
In April 2016, Sprint Communications entered into an unsecured financing facility for $2.0 billion. The terms of this facility provide for covenant terms similar to those of the revolving bank credit facility, however, repayments of outstanding amounts cannot be re-drawn. The loan bears interest at a rate equal to LIBOR plus a percentage that varies depending on the time of draw and matures in October 2017. Any amounts borrowed will be required to be repaid if certain debt or equity securities are issued or certain asset sales occur, as set forth more specifically in the agreement. As of May 17, 2016, no amounts had been drawn on this facility.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. We made regularly scheduled principal repayments totaling $254 million during the year ended March 31, 2016. The balance outstanding at March 31, 2016 was $254 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network-related purchases from Nokia. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the year ended March 31, 2016, we had drawn $208 million on the facility, and we made principal repayments totaling $56 million, resulting in a total principal amount of $196 million outstanding at March 31, 2016.
K-sure
The K-Sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the year ended March 31, 2016, we had drawn $266 million on the facility, resulting in a total principal amount of $323 million outstanding at March 31, 2016.

Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent. During the year ended March 31, 2016, we had drawn $32 million on the facility, resulting in a total principal amount of $32 million outstanding at March 31, 2016.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each of the facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. The covenants under each of the four secured equipment credit facilities are similar to one another and to the covenants of our revolving bank credit facility and EDC agreement.
As of March 31, 2016, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and all other equipment credit facilities was 4.1 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
The following graph depicts our future fiscal year repayments due for notes and credit facilities as of March 31, 2016:
*This table excludes (i) $320 million in letters of credit outstanding under our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) all capital leases and other financing obligations, and (iii) net premiums and debt financing costs.
Liquidity and Capital Resources
As of March 31, 2016, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our revolving bank credit facility and availability under our Receivables Facility was $5.7 billion. Our cash and cash equivalents and short-term investments totaled $2.6 billion as of March 31, 2016 compared to $4.2 billion as of March 31, 2015. As of March 31, 2016, we had approximately $3.0 billion of borrowing capacity available under our revolving bank credit facility. Amounts available under our Receivables facility as of March 31, 2016 totaled $94 million.
In addition, we had a combined available borrowing capacity of $645 million under our K-sure and D/D secured equipment credit facilities as of March 31, 2016. As of April 1, 2016 up to $520 million of the third tranche under our Finnvera secured equipment credit facility became available. However, utilization of these facilities is dependent upon the amount and timing of network-related purchases from the applicable suppliers, as well as the period of time remaining to complete any further borrowings available under each facility.

We offer device financing plans, including the installment billing program and our leasing program, that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings will be partially offset by the Handset Sale-Leaseback Tranche 1 transaction that was consummated in November 2015 where we sold and subsequently leased back certain devices leased to our customers. As a result, our cost of the devices sold to MLS is no longer recorded as depreciation expense, but rather recognized as rent expense within "Cost of products" during the leaseback periods. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional subsidized programs because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
To meet our liquidity requirements, we look to a variety of sources. In addition to our existing cash and cash equivalents, short-term investments, and cash generated from operating activities, we raise funds as necessary from external sources. We rely on the ability to issue debt and equity securities, the ability to access other forms of financing, including debt financing, proceeds from the sale of certain accounts receivable and future lease receivables under our Receivables Facility, proceeds from future sale-leaseback transactions, such as spectrum, devices, and equipment, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. In April 2016, we entered into the Network Equipment Sale-Leaseback to sell and lease-back certain network equipment for total cash proceeds of approximately $2.2 billion, the Handset Sale-Leaseback Tranche 2 for total cash proceeds of approximately $1.1 billion, and executed a new unsecured financing facility of $2.0 billion. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements over the next twelve months, including debt service requirements and other significant future contractual obligations.
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. Possible future financing sources include, among others, additional tranches under the Handset Sale-Leaseback to include additional devices, a transaction to monetize certain spectrum holdings, refinancing our debt, or sale-leasebacks of certain real estate. In addition, we are pursuing extended payment terms with certain vendors. If we are unable to obtain external funding, execute on our cost reduction initiatives, or are not successful in attracting valuable subscribers such as postpaid handset (versus tablet) subscribers, our expectation of longer-term benefits from our operations would be adversely affected, which may lead to defaults under certain of our borrowings.
Depending on the amount of any difference in actual results versus what we currently expect, it may make it difficult for us to generate sufficient EBITDA to remain in compliance with our financial covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness, or adversely impact our ability to raise additional funding through the sources described above, or both. If such events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, or seek funding from other external sources, although there is no assurance we would be successful in any of these actions.
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

•	cash needs related to our installment billing and leasing programs;

•	availability as of March 31, 2016 of $94 million in funding under the Receivables Facility, which terminates in November 2017;

•	continued availability of a revolving bank credit facility, which expires in February 2018, in the amount of $3.3 billion, less outstanding letters of credit;

•
remaining availability of approximately $1.2 billion of our secured equipment credit facilities (inclusive of availability that we were eligible to draw upon beginning April 1, 2016) for eligible capital expenditures, and any corresponding principal, interest and fee payments;

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

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, secured equipment credit facilities and EDC, including approximately $13.2 billion coming due over the next five fiscal years;

•	estimated residual values of devices related to our device lease program; and

•	other future contractual obligations and general corporate expenditures.
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

FUTURE CONTRACTUAL OBLIGATIONS
The following table sets forth our current estimates as to the amounts and timing of contractual payments as of March 31, 2016. Future events, including additional issuances of our debt securities and refinancing of those debt securities, could cause actual payments to differ significantly from these amounts. See "Item 1A. Risk Factors."

Future Contractual Obligations	Total	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021 and thereafter
	(in millions)
Notes, credit facilities and debentures(1)	$47,998	$6,577	$3,769	$5,133	$3,799	$2,547	$26,173
Capital leases and financing obligation(2)	1,210	551	424	86	56	13	80
Operating leases(3)	14,078	2,195	2,148	2,072	1,958	1,820	3,885
Spectrum leases and service credits(4)	6,707	212	219	221	224	226	5,605
Handset sale-leaseback tranche 1	651	580	71	—	—	—	—
Purchase orders and other commitments(5)	11,224	7,192	1,428	951	499	354	800
Total	$81,868	$17,307	$8,059	$8,463	$6,536	$4,960	$36,543
________________

(1)	Includes outstanding principal and estimated interest payments. Interest payments are based on management's expectations for future interest rates in the case of any variable rate debt.

(2)	Represents capital lease payments including interest and financing obligation related to the sale and subsequent leaseback of multiple tower sites.

(3)	Includes future lease payments related to cell and switch sites, real estate, network equipment and office space.

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

"Purchase orders and other commitments" include minimum purchases we commit to purchase from suppliers over time and/or the unconditional purchase obligations where we guarantee to make a minimum payment to suppliers for goods and services regardless of whether we take delivery. These amounts do not represent our entire anticipated purchases in the future, but generally represent only our estimate of those items for which we are committed. Our estimates are based on assumptions about the variable components of the contracts such as hours contracted, number of subscribers, pricing, and other factors. In addition, we are party to various arrangements that are conditional in nature and create an obligation to make payments only upon the occurrence of certain events, such as the delivery of functioning software or products. Because it is not possible to predict the timing or amounts that may be due under these conditional arrangements, no such amounts have been included in the table above. The table above also excludes approximately $24 million of blanket purchase order amounts since their agreement terms are not specified. No time frame is set for these purchase orders and they are not legally binding. As a result, they are not firm commitments. Our liability for uncertain tax positions was $166 million as of March 31, 2016. Due to the inherent uncertainty of the timing of the resolution of the underlying tax positions, it is not practicable to assign this liability to any particular year(s) in the table.
The table above does not include the remaining costs to be paid in connection with the fulfillment of our obligations under the Report and Order. The Report and Order requires us to make a payment to the U.S. Treasury at the conclusion of the band reconfiguration process to the extent that the value of the 1.9 GHz spectrum we received exceeds the total of the value of licenses for spectrum in the 700 MHz and 800 MHz bands that we surrendered under the decision plus the actual costs, or qualifying costs, that we incur to retune incumbents and our own facilities. From the inception of the program through March 31, 2016, we have incurred approximately $3.5 billion of costs directly attributable to the spectrum reconfiguration program. This amount does not include any of our internal network costs that we have preliminarily allocated to the reconfiguration program for capacity sites and modifications for which we may request credit under the reconfiguration program. We estimate, based on our experience to date with the reconfiguration program and on information currently available, that our total direct costs attributable to complete the spectrum reconfigurations will range between $3.6 and $3.7 billion. Accordingly, we believe that it is unlikely that we will be required to make a payment to the U.S. Treasury.

OFF-BALANCE SHEET FINANCING
Sprint has an accounts Receivable Facility providing for the sale of eligible wireless service, installment and certain future lease receivables, with a maximum funding limit of $4.3 billion and an expiration date of November 2017. For the period ended March 31, 2016, we received $1.3 billion in cash proceeds. In connection with the Receivables Facility, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs sell wireless service, installment and future lease receivables to unaffiliated third parties or to a bank agent. Sales of eligible receivables generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility.
In November, 2015, Sprint also entered into a Handset Sale-Leaseback Tranche 1 agreement to sell and lease-back certain leased devices with MLS. In connection with the Handset Sale-Leaseback Tranche 1, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPE Lessees. The SPE Lessees then sold the devices and transferred certain specified customer lease end rights and obligations to MLS in exchange for proceeds totaling $1.1 billion and a DPP of $126 million in December 2015. See the detailed Accounts Receivables Facility and Handset Sale-Leaseback Tranche 1 discussions within Liquidity and Capital Resources above.

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
Depreciation
Our property, plant and equipment balance represents a significant component of our consolidated assets. We record property, plant and equipment at cost and generally depreciate it on a straight-line basis over the estimated useful life of the assets. We expect that a one-year increase in estimated useful lives of our property, plant and equipment, exclusive of leased devices, would result in a decrease to our fiscal year 2016 depreciation expense of $800 million and that a one-year decrease would result in an increase of approximately $1.2 billion in our fiscal year 2016 depreciation expense.
Leased Devices
Our accounting for device leases involves specific determinations under applicable lease accounting standards. These determinations affect the timing of revenue recognition and the timing and classification of the related cost of the device. If a lease is classified as an operating lease, revenue is recognized ratably over the lease term and the leased asset is included in property, plant and equipment and depreciated to its estimated residual value generally over the lease term. If the lease is classified as a sales-type lease, equipment revenue is recognized at the inception of the lease with a corresponding charge to cost of product. If the lease is classified as a direct-financing lease, there is no related revenue or cost of products recorded and the net investment in a leased asset is reported. The critical elements that we consider in determining the classification of our leased devices are the economic life and the fair value of the device, including the estimated residual value. For the purposes of assessing the economic life of a device, we consider both internal and external datasets including, but not limited to, the length of time subscribers use our devices, sales trends post launch, and transactions in the secondary market as there is currently a significant after-market for used telecommunication devices.
At lease inception, the devices are classified as operating leases and are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For those devices leased through indirect channels, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. Residual values associated with devices under operating leases represent the estimated fair value at the end of the lease term. We review residual values regularly and, when appropriate, adjust them based on, among other things, estimates of expected market conditions at the end of the lease, including the impacts of future product launches. Adjustments to residual values of leased devices are recognized as a revision in depreciation estimates. We estimate that a 10% increase or decrease in the estimated residual values of devices currently under operating leases at March 31, 2016 would not have a material effect on depreciation expense over the next twelve months.

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
During the year ended March 31, 2016, no impairments were recorded. During the three-month period ended December 31, 2014, we recorded an impairment loss of $233 million, which is included in "Impairments" in our consolidated statements of operations, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value as of our testing date of $918 million. The fair value of the Wireline long-lived assets was estimated using a market approach, which included significant unobservable inputs including liquidation curves, useful life assumptions, and scrap values. As the assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy.
The determination of fair value requires judgment and is sensitive to changes in underlying assumptions. While we believe our judgments and assumptions are reasonable, changes in future periods may impact our assumptions and lead to additional, future impairments.
Evaluation of Goodwill and Indefinite-Lived Intangible Assets for Impairment
As a result of the SoftBank Merger in July 2013, we recognized indefinite-lived assets at their acquisition-date estimates of fair value, including FCC licenses, goodwill, and trade names. All of the indefinite-lived assets, including goodwill, were allocated to our Wireless segment. As of March 31, 2015 and 2016, the carrying values of these assets were $36.0 billion, $6.6 billion and $4.0 billion, respectively.
Sprint evaluates the carrying value of our indefinite-lived assets, including goodwill, at least annually or more frequently whenever events or changes in circumstances indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. During the quarter-ended March 31, 2016, the Company completed its annual impairment testing for Goodwill, the Sprint and Boost trade names, and spectrum licenses. As a result of our testing, we determined that the fair value of each of our indefinite-lived intangible assets exceeded their carrying values.
In performing the goodwill impairment test, we estimated the fair value of the Wireless reporting unit using income-based, market-based and asset-based valuation models. The determination of the fair value of the reporting unit requires significant estimates and assumptions, including significant unobservable inputs. The key inputs included, but were not limited to, discount rates, terminal growth rates, control premiums, market multiple data from selected guideline public companies, management’s internal forecasts which include numerous assumptions such as share of industry gross additions, churn, mix of plans, rate changes, operating and capital expenditures and EBITDA margins, among others. Changes in certain assumptions or management’s failure to execute on the current plan could have a significant impact to the estimated fair value of the Wireless reporting unit. Under the income-based approach, we note that our fair value cushion is in excess of 10% of the carrying value.
We estimated the fair value of the Sprint and Boost trade names assigned to the Wireless segment using the relief-from-royalty method, which uses several significant assumptions, including management projections of future revenue, a royalty rate, a long-term growth rate and a discount rate. As these assumptions are largely unobservable, the estimate of fair value is considered to be unobservable within the fair value hierarchy. Changes in certain assumptions can have a significant effect on the estimated fair value. For both the Sprint and Boost trade names, we note that a 5% decrease in revenue across the long-term plans would not result in an impairment as of March 31, 2016.
During the quarter ended December 31, 2014, we determined that recoverability of the carrying amount of goodwill and the Sprint trade name should be evaluated for impairment and it was determined that the carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the quarter ended December 31, 2014, we recorded an impairment loss of $1.9 billion, which is included in "Impairments" in our consolidated statements of comprehensive loss.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions and execution of management’s plan. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum and trade name impairment tests will prove to be an accurate prediction of the future. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets.

NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. The FASB has subsequently issued additional guidance on several areas including the implementation of principal versus agent considerations and recognition of breakage for certain prepaid stored-value products requiring breakage of these liabilities to be accounted for consistent with the breakage guidance under this revenue standard. They also clarified how an entity should evaluate the nature of its promise in granting an intellectual property license and when a promised good or service is distinct within the context of a contract and allowed entities to disregard goods or services that are immaterial in the context of a contract. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the newly issued guidance, including which transition approach will be applied. We expect this guidance to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued authoritative guidance regarding Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The updated guidance requires management to perform interim and annual assessments on whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related disclosures, if required. The standard would have been effective for the Company’s fiscal year beginning April 1, 2016, including interim reporting periods within that fiscal year, although early adoption was permitted. The Company has elected to early adopt this guidance effective January 1, 2016. The early adoption of this guidance did not have a material effect on our consolidated financial statements.
In January 2015, the FASB issued authoritative guidance on Extraordinary and Unusual Items, eliminating the concept of extraordinary items. The issuance is part of the FASB’s initiative to reduce complexity in accounting standards. Under the current guidance, an entity is required to separately classify, present and disclose events and transactions that meet the criteria for extraordinary classification. Under the new guidance, reporting entities will no longer be required to consider whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently was retained and expanded to include items that are both unusual in nature and infrequently occurring. The amendments will be effective for the Company’s fiscal year beginning April 1, 2016, although early adoption is permitted if applied from the beginning of a fiscal year. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
In February 2015, the FASB issued authoritative guidance regarding Consolidation, which provides guidance to management when evaluating whether they should consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities will be subject to reevaluation under the revised consolidation model. The standard will be effective for the Company’s fiscal year beginning April 1, 2016, including interim periods within that fiscal year, although early adoption is permitted. The Company is currently evaluating the newly issued guidance and does not expect this guidance to have a material effect on our consolidated financial statements.
In July 2015, the FASB issued authoritative guidance regarding Inventory, which simplifies the subsequent measurement of certain inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will be effective for the Company’s fiscal year beginning April

1, 2017, including interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
In September 2015, the FASB issued authoritative guidance amending Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The amendments are to be applied prospectively to adjustments that occur after the effective date. The amendments will be effective for the Company for the fiscal year beginning April 1, 2016, including interim periods within that fiscal year, although early adoption is permitted for financial statements that have not been issued, and will be applied, as necessary, to future business combinations.
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
In February 2016, the FASB issued authoritative guidance regarding Leases. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year with early application permitted. Entities are required to use modified retrospective application for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with the option to elect certain transition reliefs. The Company is currently evaluating the guidance and we expect it to have a material impact on our consolidated financial statements, however we are still assessing the overall impact.

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
Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to obtain additional financing, including monetizing certain of our assets, including a portion of our network or spectrum holdings, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

•	our ability to continue to receive the expected benefits of the Handset Sale-Leasebacks, including any additional future tranches;

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures or otherwise;

•	the effective implementation of our plans to improve the quality of our network, including timing, execution, technologies, costs, and performance of our network;

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

•
the impact of installment billing and leasing handsets; the impact of increased purchase commitments; the overall demand for our service plans, including the impact of decisions of new or existing subscribers between our service offerings; and the impact of new, emerging, and competing technologies on our business;

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

•
the impact of various parties not meeting our business requirements, including a significant adverse change in the ability or willingness of such parties to provide service and products, including distribution, or infrastructure equipment for our network;

•	the costs and business risks associated with providing new services and entering new geographic markets;

•
the effects of any future merger or acquisition involving us, as well as the effect of mergers, acquisitions, and consolidations, and new entrants in the communications industry, and unexpected announcements or developments from others in our industry;

•	our ability to comply with restrictions imposed by the U.S. Government as a condition to our merger with SoftBank;

•	the effects of any material impairment of our goodwill or other indefinite-lived intangible assets;

•	the impacts of new accounting standards or changes to existing standards that the FASB or other regulatory agencies issue, including the Securities and Exchange Commission;

•	unexpected results of litigation filed against us or our suppliers or vendors;

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
Approximately 83% of our debt as of March 31, 2016 was fixed-rate debt. While changes in interest rates impact the fair value of this debt, there is no impact to earnings and cash flows because we intend to hold these obligations to maturity unless market and other conditions are favorable.
We perform interest rate sensitivity analyses on our variable rate debt. These analyses indicate that a one percentage point change in interest rates would have had an annual pre-tax impact of $26 million on our consolidated statements of operations and cash flows for the Successor year ended March 31, 2016. We also perform a sensitivity analysis on the fair market value of our outstanding debt. A 10% decline in market interest rates is estimated to result in a $1.2 billion increase in the fair market value of our debt to $29.9 billion.
Foreign Currency Risk
We may enter into forward contracts and options in foreign currencies to reduce the impact of changes in foreign exchange rates. Our foreign exchange risk management program focuses on reducing transaction exposure to optimize consolidated cash flow. We use foreign currency derivatives to hedge our foreign currency exposure related to settlement of international telecommunications access charges and the operation of our international subsidiaries. The dollar equivalent of our net foreign currency receivables from international settlements was approximately $3 million and the net foreign currency receivables from international operations was approximately $2 million as of March 31, 2016. The potential immediate pre-tax loss to us that would result from a hypothetical 10% change in foreign currency exchange rates based on these positions would be less than $1 million.

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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (Exchange Act), such as this annual report on Form 10-K, is reported in accordance with the SEC's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In connection with the preparation of this annual report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of March 31, 2016 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2016. This assessment was based on the criteria set forth by Internal Control—Integrated Framework, issued in 2013 by the Committee of Sponsoring Organizations. Management believes that, as of March 31, 2016, our internal control over financial reporting was effective.
Our independent registered public accounting firm has issued a report on the effectiveness of our internal control over financial reporting. This report appears on page F-2.

Item 9B.	Other Information
Disclosure of Iranian Activities under Section 13(r) of the Exchange Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 added Section 13(r) to the Exchange Act . Section 13(r) requires an issuer to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, including, among other matters, transactions or dealings relating to the government of Iran. Disclosure is required even where the activities, transactions or dealings are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law.
After the SoftBank Merger, SoftBank acquired control of Sprint. During the fiscal year ended March 31, 2016, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During the fiscal year ended March 31, 2016, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the fiscal year ended March 31, 2016, SoftBank estimates that gross revenues and net profit generated by such services were both under $6,000. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item regarding our directors is incorporated by reference to the information set forth under the captions "Proposal 1. - Election of Directors" "Board Operations—Board Committees" in our proxy statement relating to our 2016 annual meeting of stockholders, which will be filed with the SEC, and with respect to family relationships, to Part I of this annual report under "Executive Officers of the Registrant." The information required by this item regarding our executive officers is incorporated by reference to Part I of this annual report under the caption titled "Executive Officers of the Registrant." The information required by this item regarding compliance with Section 16(a) of the Exchange Act by our directors, executive officers and holders of ten percent of a registered class of our equity securities is incorporated by reference to the information set forth under the caption "Security Ownership—Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement relating to our 2016 annual meeting of stockholders, which will be filed with the SEC.
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
The information required by this item regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions "Director Compensation," "Executive Compensation," and "Board Operations—Compensation Committee Interlocks and Insider Participation" in our proxy statement relating to our 2016 annual meeting of stockholders, which will be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item, other than the equity compensation plan information presented below, is incorporated by reference to the information set forth under the captions "Security Ownership—Security Ownership of Certain Beneficial Owners" and "Security Ownership—Security Ownership of Directors and Executive Officers" in our proxy statement relating to our 2016 annual meeting of stockholders, which will be filed with the SEC.
Compensation Plan Information
Currently we sponsor two active equity incentive plans, the 2015 Omnibus Incentive Plan (2015 Plan) and our Employee Stock Purchase Plan (ESPP). We also sponsor the 2007 Omnibus Incentive Plan (2007 Plan) and the 1997 Long-Term Incentive Program (1997 Program). All outstanding options under the Nextel Incentive Equity Plan (Nextel Plan) expired in fiscal year 2015. Under the 2015 Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to our employees, outside directors and certain other service providers. Our board of directors, or one or more committees, will determine the terms of each award. No new grants can be made under the 2007 Plan or the 1997 Program.

The following table provides information about the shares of common stock that may be issued upon exercise of awards as of March 31, 2016.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders of common stock	77,942,352	(1)(2)	$4.69	(3)	132,820,958	(4)(5)(6)
 _______________

(1)
Includes 1,095,800 shares covered by options and 22,392,399 restricted stock units under the 2015 Plan, 39,553,456 shares covered by options and 14,120,829 restricted stock units under the 2007 Plan, and 93,290 shares covered by options and 25,835 restricted stock units outstanding under the 1997 Program. Also includes purchase rights to acquire 660,743 shares of common stock accrued at March 31, 2016 under the ESPP. Under the ESPP, each eligible employee may purchase common stock at quarterly intervals at a purchase price per share equal to 95% of the market value on the last business day of the offering period.

(2)	Included in the total of 77,942,352 shares are 14,120,829 restricted stock units under the 2007 Plan, which will be counted against the 2007 Plan maximum in a 2.5 to 1 ratio.

(3)
The weighted average exercise price does not take into account the shares of common stock issuable upon vesting of restricted stock units issued under the 1997 Program, the 2007 Plan or the 2015 Plan. These restricted stock units have no exercise price. The weighted average purchase price also does not take into account the 660,743 shares of common stock issuable as a result of the purchase rights accrued under the ESPP; the purchase price of these shares was $3.25 for each share.

(4)
Of these shares, 59,780,369 shares of common stock were available under the 2015 Plan. Through March 31, 2016, 167,633,354 cumulative shares came from the 2007 Plan, the 1997 Program and predecessor plans, including the Nextel Plan.

(5)	Includes 73,040,589 shares of common stock available for issuance under the ESPP after issuance of the 660,743 shares purchased in the quarter ended March 31, 2016 offering. See note 1 above.

(6)	No new awards may be granted under the 2007 Plan or the 1997 Program.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information set forth under the captions "Certain Relationships and Related Party Transactions" and "Board Operations—Independence of Directors" in our proxy statement relating to our 2016 annual meeting of stockholders, which will be filed with the SEC.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information set forth under the caption "Principal Accounting Fees and Services" in our proxy statement relating to our 2016 annual meeting of stockholders, which will be filed with the SEC.

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
Marcelo Claure Chief Executive Officer and President
Date: May 17, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of May, 2016.

/s/ MARCELO CLAURE
Marcelo Claure Chief Executive Officer and President (Principal Executive Officer)

/s/ TAREK A. ROBBIATI
Tarek A. Robbiati Chief Financial Officer (Principal Financial Officer)

/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)

SIGNATURES
SPRINT CORPORATION
(Registrant)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of May, 2016.

/s/ MASAYOSHI SON	/s/ MARCELO CLAURE
Masayoshi Son, Chairman	Marcelo Claure, Director

/s/ RONALD D. FISHER	/s/ JULIUS GENACHOWSKI
Ronald D. Fisher, Vice Chairman	Julius Genachowski, Director

/s/ NIKESH ARORA	/s/ MICHAEL G. MULLEN
Nikesh Arora, Director	Michael G. Mullen, Director

/s/ ROBERT R. BENNETT	/s/ SARA MARTINEZ TUCKER
Robert R. Bennett, Director	Sara Martinez Tucker, Director

/S/ GORDON M. BETHUNE
Gordon M. Bethune, Director

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1**	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.2	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.3	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.4**	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	6/11/2013

2.5**	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

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
		8-K	001-04721	4(b)	2/3/1999

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.3	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	99	10/29/2001

4.4	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.5	9/11/2013

4.5	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.6	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.7	Second Supplemental Indenture, dated as of November 9, 2011, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.8	Third Supplemental Indenture, dated as of March 1, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.9	Fourth Supplemental Indenture, dated as of March 1, 2012, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.10	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

4.11	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

4.12	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

4.13	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

4.14	Ninth Supplemental Indenture, dated as of June 26, 2014, by and between Bright PCS Holdings, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., iPCS Equipment, Inc., iPCS Wireless, Inc., Pinsight Media+, Inc., OneLouder Apps, Inc., iPCS, Inc., Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04721	4.1	8/8/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.15	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.16	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

4.17	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.18	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	12/12/2013

4.19	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	2/24/2015

(10) Material Contracts

10.1	Credit Agreement, dated as of February 28, 2013, by and among Sprint Nextel Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein	8-K	001-04721	10.1	3/5/2013

10.2	Incremental Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of February 28, 2013, among Sprint Nextel Corporation, the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-04721	10.4	5/6/2013

10.3	Incremental Amendment No. 2, dated as of February 10, 2014, to the Credit Agreement, dated as of February 28, 2013, among Sprint Communications, Inc. (f/k/a Sprint Nextel Corporation), the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-K	001-04721	10.8	2/24/2014

10.4	Waiver to Credit Agreement, dated as of September 9, 2013, by and among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and the lenders party thereto	8-K	001-04721	10.3	9/11/2013

10.5	Amendment, dated as of October 30, 2014, to the Credit Agreement, dated as of February 28, 2013, by and among Sprint Communications, Inc. (f/k/a Sprint Nextel Corporation), the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-04721	10.1	11/4/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.6	Amended and Restated Receivables Purchase Agreement, dated as of April 24, 2015, among Sprint Spectrum L.P., individually and as Servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers, and Purchaser Agents from time to time party thereto, Mizuho Bank Ltd. as Administrative Agent and Collateral Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent	8-K	001-04721	10.1	4/27/2015

10.7	Second Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2015, by and among Sprint Spectrum L.P., as servicer, certain Sprint special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	8-K	001-04721	10.6	11/20/2015

10.8	Amended and Restated Receivables Sale Agreement, dated as of April 24, 2015, between Sprint Spectrum L.P., as an Originator and as Servicer, the other Originators from time to time party thereto and the Buyers from time to time party thereto	8-K	001-04721	10.2	4/27/2015

10.9	Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of November 19, 2015, by and among certain Sprint subsidiaries as originators and special purpose entities	8-K	001-04721	10.7	11/20/2015

10.10
Amended and Restated First Step Transfer Agreement (Tranche 1), dated as of April 28, 2016, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P.
						*

10.11	Amended and Restated Second Step Transfer Agreement (Tranche 1), dated as of April 28, 2016, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC					*

10.12
Amended and Restated Master Lease Agreement (Tranche 1), dated as of April 28, 2016, among Mobile Leasing Solutions, LLC, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as collateral agent
						*

10.13	Amended and Restated Performance Support Agreement (Tranche 1), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC					*

10.14	Amended and Restated Guaranty (Tranche 1), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC					*

10.15	Form of Sale Agreement, dated as of March 31, 2016 (effective as of April 5, 2016), by and between the lessees party thereto and the purchasers party thereto	8-K	001-04721	10.1	4/6/2016

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.16	Master Lease Agreement, dated as of March 31, 2016 (effective as of April 5, 2016), among the purchasers party thereto and the lessees party thereto	8-K	001-04721	10.2	4/6/2016

10.17	Guaranty, dated as of March 31, 2016 (effective as of April 5, 2016), by Sprint Corporation in favor of the purchasers party thereto	8-K	001-04721	10.3	4/6/2016

10.18	First Step Transfer Agreement (Tranche 2), dated as of April 28, 2016, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P.	8-K	001-04721	10.1	4/29/2016

10.19	Second Step Transfer Agreement (Tranche 2), dated as of April 28, 2016, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.2	4/29/2016

10.20	Master Lease Agreement (Tranche 2), dated as of April 28, 2016, among Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as Collateral Agent	8-K	001-04721	10.3	4/29/2016

10.21	Performance Support Agreement (Tranche 2), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.4	4/29/2016

10.22	Guaranty (Tranche 2), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.5	4/29/2016

10.23	Credit Agreement, dated as of April 28, 2016, among Sprint Communications, Inc., as borrower, Sprint Corporation and certain subsidiaries of Sprint Communications, Inc., as guarantors, and Mizuho Bank, Ltd., as administrative agent, arranger and bookrunner	8-K	001-04721	10.6	4/29/2016

10.24	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

(10) Executive Compensation Plans and Arrangements

10.25	Summary of 2013 Long Term Incentive Plan	8-K	001-04721		7/30/2013

10.26	Amended Summary of 2013 Long Term Incentive Plan	8-K/A	001-04721		9/20/2013

10.27	Summary of 2013 Short-Term Incentive Compensation Plan	8-K	001-04721		3/5/2013

10.28	Amended Summary of 2013 Short-Term Incentive Compensation Plan	8-K/A	001-04721		7/30/2013

10.29	Summary of 2014 Short-Term Incentive Compensation Plan	8-K	001-04721		2/24/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.30	Amended Summary of 2014 Short-Term Incentive Compensation Plan	8-K/A	001-04721		10/9/2014

10.31	Summary of 2014 Long-Term Incentive Plan	8-K	001-04721		10/9/2014

10.32	STI and LTI Plan Information	10-Q	001-04721	10.4	8/7/2015

10.33	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.20	11/6/2013

10.34	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Robert L. Johnson	10-Q	001-04721	10.21	11/6/2013

10.35	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.22	11/6/2013

10.36	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.24	11/6/2013

10.37	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Messrs. Robert L. Johnson and Joseph J. Euteneuer	10-Q	001-04721	10.23	11/6/2013

10.38	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.4	8/8/2014

10.39	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.5	8/8/2014

10.40	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to executive officers other than Messrs. Euteneuer and Johnson and Section 16 officers	10-Q	001-04721	10.6	8/8/2014

10.41	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Section 16 officers other than Messrs. Euteneuer and Johnson	10-Q	001-04721	10.7	8/8/2014

10.42	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.8	8/8/2014

10.43	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to all executive officers other than Robert L. Johnson	10-Q	001-04721	10.9	8/8/2014

10.44	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.10	8/8/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.45	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements	10-Q	001-04721	10.11	8/8/2014

10.46	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson	10-Q	001-04721	10.12	8/8/2014

10.47	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers in exchange for reduced long-term incentive opportunities	10-Q	001-04721	10.6	11/9/2015

10.48	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers	10-Q	001-04721	10.7	11/9/2015

10.49	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson	10-Q	001-04721	10.8	11/9/2015

10.50	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers other than Robert L. Johnson	10-Q	001-04721	10.9	11/9/2015

10.51	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers other than Robert L. Johnson	10-Q	001-04721	10.10	11/9/2015

10.52	Form of Stock Option Agreement under the Stock Option Exchange Program (for certain Nextel Communication Inc. employees)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.53	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees other than those with Nextel employment agreements)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.54	Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	8-K	001-04721	10.1	8/11/2015

10.55	Employment Agreement, executed December 20, 2010, effective April 4, 2011, by and between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.56	First Amendment to Employment Agreement, dated November 20, 2012, by and between Sprint Nextel Corporation and Joseph J. Euteneuer	8-K	001-04721	10.3	11/20/2012

10.57	Second Amendment to Employment Agreement, dated November 11, 2013, by and between Joseph J. Euteneuer and Sprint Communications, Inc.	8-K	001-04721	10.1	11/12/2013

10.58	Third Amendment to Employment Agreement, dated November 14, 2014, between Sprint Communications, Inc. and Joseph J. Euteneuer	10-Q	001-04721	10.4	2/5/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.59	Fourth Amendment to Employment Agreement, effective November 6, 2015, by and between Sprint Nextel Corporation, now known as Sprint Communications, Inc., and Joseph Euteneuer	8-K	001-04721	10.1	11/12/2015

10.60	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	2/27/2009

10.61	Compensatory Agreement, dated June 11, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	8/6/2008

10.62	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program	10-Q	001-04721	10.1	8/5/2010

10.63	Letter Agreement, dated November 12, 2014, between Sprint Corporation and Robert L. Johnson	10-Q	001-04721	10.5	2/5/2015

10.64	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	2/27/2009

10.65	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Charles R. Wunsch	10-K	001-04721	10.43.2	2/28/2013

10.66	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.67	Brandon Dow Draper Sign-On Award of Restricted Stock Units	10-Q	001-04721	10.26	11/6/2013

10.68	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper	10-KT	001-04721	10.78	5/23/2014

10.69	Employment Agreement, dated January 2, 2016, by and between Sprint Corporation and Jorge Gracia	10-Q	001-04721	10.12	2/4/2016

10.70	Employment Agreement, dated April 1, 2016, by and between Sprint Corporation and Robert Hackl					*

10.71	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	8/8/2014

10.72	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

10.73	Second Amendment to Employment Agreement, effective July 27, 2015, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	11/9/2015

10.74	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Sprint Nextel Corporation and Jaime A. Jones	10-K	001-04721	10.68	5/26/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.75	First Amendment to Amended and Restated Employment Agreement, effective December 13, 2012, by and between Sprint Nextel Corporation and Jaime A. Jones	10-K	001-04721	10.69	5/26/2015

10.76	Second Amendment to Amended and Restated Employment Agreement, effective December 13, 2012, by and between Sprint Nextel Corporation and Jaime A. Jones					*

10.77	Employment Agreement, effective August 3, 2015, by and between Sprint Corporation and Guenther Ottendorfer	10-Q	001-04721	10.2	11/9/2015

10.78	Employment Agreement, dated August 2, 2015, by and between Sprint Corporation and Tarek Robbiati	8-K	001-04721	10.1	8/3/2015

10.79	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.80	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.81	Employment Agreement, dated September 27, 2012 and effective as of January 2, 2013, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.1	2/28/2013

10.82	First Amendment to Employment Agreement, dated December 10, 2012, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.2	2/28/2013

10.83	Second Amendment to Employment Agreement, dated November 12, 2014, between Sprint Communications, Inc. and Michael Schwartz	10-Q	001-04721	10.6	2/5/2015

10.84	Employment Agreement, dated May 1, 2015, by and between Sprint Corporation and Roger Sole Rafols	10-Q	001-04721	10.11	2/4/2016

10.85	Employment Agreement, dated May 31, 2015, by and between Sprint Corporation and Kevin Crull	10-Q	001-04721	10.3	8/7/2015

10.86	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.87	Sprint Corporation 2015 Omnibus Incentive Plan	10-Q	001-04721	10.4	11/9/2015

10.88	Sprint Corporation Change in Control Severance Plan					*

10.89	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014	10-Q	001-04721	10.2	11/6/2014

10.90	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.91	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.92	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.93	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.94	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.5	11/9/2015

10.95	Form of Election to Defer Delivery of Shares Subject to RSUs (Outside Directors)					*

10.96	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.97	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.98	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					*

(23) Consents of Experts and Counsel

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					*

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

23.3	Consent of Deloitte & Touche LLP, Independent Auditors					*

23.4	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.

**	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to Item 601(b)(2) of Regulation S-K.

SPRINT CORPORATION
Index to Consolidated Financial Statements

Page Reference
Sprint Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms	F-2

Successor Consolidated Balance Sheets as of March 31, 2016 and 2015	F-4

Successor Consolidated Statements of Operations for the years ended March 31, 2016 and 2015, three months ended March 31, 2014 and 2013 (unaudited), and year ended December 31, 2013 and Predecessor Consolidated Statements of Operations for the 191 days ended July 10, 2013, and three months ended March 31, 2013 (unaudited)
F-5

Successor Consolidated Statements of Comprehensive Loss for the years ended March 31, 2016 and 2015, three months ended March 31, 2014 and 2013 (unaudited), and year ended December 31, 2013 and Predecessor Consolidated Statements of Comprehensive Loss for the 191 days ended July 10, 2013, and three months ended March 31, 2013 (unaudited)
F-6

Successor Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015, three months ended March 31, 2014 and 2013 (unaudited), and year ended December 31, 2013 and Predecessor Consolidated Statements of Cash Flows for the 191 days ended July 10, 2013, and three months ended March 31, 2013 (unaudited)
F-7

Successor Consolidated Statements of Stockholders' Equity for the years ended March 31, 2016 and 2015, three months ended March 31, 2014, and year ended December 31, 2013 and Predecessor Consolidated Statements of Stockholders' Equity for the 191 days ended July 10, 2013
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
Overland Park, Kansas
We have audited the accompanying Successor consolidated balance sheets of Sprint Corporation and subsidiaries (the "Company") as of March 31, 2016 and 2015, and the related Successor consolidated statements of operations, comprehensive loss, cash flows and stockholders' equity for the years ended March 31, 2016 and 2015, the three-month period ended March 31, 2014, and the year ended December 31, 2013. We also have audited the Company's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the Successor consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sprint Corporation and subsidiaries as of March 31, 2016 and 2015, and the related results of their operations and their cash flows for the years ended March 31, 2016 and 2015, the three-month period ended March 31, 2014, and the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
May 17, 2016

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Sprint Corporation:
We have audited the accompanying consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity of Sprint Communications, Inc. (formerly Sprint Nextel Corporation) and subsidiaries (the Predecessor Company) for the 191 day period ended July 10, 2013. These consolidated financial statements are the responsibility of the Predecessor Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Predecessor Company's operations and their cash flows for the 191 day period ended July 10, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Kansas City, Missouri
October 21, 2013, except for
Note 18 as to which the date is
June 18, 2014

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$2,641	$4,010
Short-term investments	—	166
Accounts and notes receivable, net	1,099	2,290
Device and accessory inventory	1,173	1,359
Deferred tax assets	—	62
Prepaid expenses and other current assets	1,920	1,890
Total current assets	6,833	9,777
Property, plant and equipment, net	20,297	19,721
Intangible assets
Goodwill	6,575	6,575
FCC licenses and other	40,073	39,987
Definite-lived intangible assets, net	4,469	5,893
Other assets	728	888
Total assets	$78,975	$82,841
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,899	$4,347
Accrued expenses and other current liabilities	4,374	5,293
Current portion of long-term debt, financing and capital lease obligations	4,690	1,300
Total current liabilities	11,963	10,940
Long-term debt, financing and capital lease obligations	29,268	32,342
Deferred tax liabilities	13,959	13,898
Other liabilities	4,002	3,951
Total liabilities	59,192	61,131
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.975 billion and 3.967 billion issued at March 31, 2016 and 2015	40	40
Paid-in capital	27,563	27,468
Treasury shares, at cost	(3)	(7)
Accumulated deficit	(7,378)	(5,383)
Accumulated other comprehensive loss	(439)	(408)
Total stockholders' equity	19,783	21,710
Total liabilities and stockholders' equity	$78,975	$82,841
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor					Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013 (Unaudited)	2013	2013	2013 (Unaudited)
	(in millions, except per share amounts)
Net operating revenues:
Service	$27,174	$29,542	$7,876	$—	$15,094	$16,895	$7,980
Equipment	5,006	4,990	999	—	1,797	1,707	813
	32,180	34,532	8,875	—	16,891	18,602	8,793
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	9,439	9,660	2,622	—	5,174	5,673	2,640
Cost of products (exclusive of depreciation and amortization below)	5,795	9,309	2,038	—	4,603	4,872	2,293
Selling, general and administrative	8,479	9,563	2,371	14	4,841	5,067	2,336
Impairments	—	2,133	—	—	—	—	—
Severance and exit costs	409	304	52	—	309	652	25
Depreciation	5,794	3,797	868	—	2,026	3,098	1,422
Amortization	1,294	1,552	429	—	908	147	70
Other, net	660	109	75	—	—	(22)	(22)
	31,870	36,427	8,455	14	17,861	19,487	8,764
Operating income (loss)	310	(1,895)	420	(14)	(970)	(885)	29
Other (expense) income:
Interest expense	(2,182)	(2,051)	(516)	—	(918)	(1,135)	(432)
Equity in losses of unconsolidated investments, net	—	—	—	—	—	(482)	(202)
Gain on previously-held equity interests	—	—	—	—	—	2,926	—
Other income (expense), net	18	27	1	6	73	19	—
	(2,164)	(2,024)	(515)	6	(845)	1,328	(634)
(Loss) income before income taxes	(1,854)	(3,919)	(95)	(8)	(1,815)	443	(605)
Income tax (expense) benefit	(141)	574	(56)	(1)	(45)	(1,601)	(38)
Net loss	$(1,995)	$(3,345)	$(151)	$(9)	$(1,860)	$(1,158)	$(643)

Basic and diluted net loss per common share	$(0.50)	$(0.85)	$(0.04)		$(0.54)	$(0.38)	$(0.21)
Basic and diluted weighted average common shares outstanding	3,969	3,953	3,949		3,475	3,027	3,013
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Successor					Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013 (Unaudited)	2013	2013	2013 (Unaudited)
	(in millions, except per share amounts)
Net loss	$(1,995)	$(3,345)	$(151)	$(9)	$(1,860)	$(1,158)	$(643)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(11)	(25)	1	—	3	(8)	(2)
Unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains on securities	(1)	(6)	1	—	6	(4)	1
Less: Reclassification adjustment for realized gains included in net loss	—	—	—	—	—	—	—
Net unrealized holding (losses) gains on securities	(1)	(6)	1	—	6	(4)	1
Unrecognized net periodic pension and other postretirement benefits:
Net actuarial (loss) gain	(38)	(393)	(147)	—	93	—	—
Net prior service credits arising during the period	9	—	—	—	—	—	—
Less: Amortization of actuarial loss, included in net loss	10	—	—	—	—	35	15
Less: Settlement event charge, included in net loss	—	59	—	—	—	—	—
Net unrecognized net periodic pension and other postretirement benefits	(19)	(334)	(147)	—	93	35	15
Other comprehensive (loss) income	(31)	(365)	(145)	—	102	23	14
Comprehensive loss	$(2,026)	$(3,710)	$(296)	$(9)	$(1,758)	$(1,135)	$(629)
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor					Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013 (Unaudited)	2013	2013	2013 (Unaudited)
	(in millions)
Cash flows from operating activities:
Net loss	$(1,995)	$(3,345)	$(151)	$(9)	$(1,860)	$(1,158)	$(643)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairments	—	2,133	—	—	—	—	—
Depreciation and amortization	7,088	5,349	1,297	—	2,934	3,245	1,492
Provision for losses on accounts receivable	455	892	153	—	261	194	83
Share-based and long-term incentive compensation expense	75	86	35	—	98	37	17
Deferred income tax expense (benefit)	123	(609)	46	(1)	32	1,586	24
Equity in losses of unconsolidated investments, net	—	—	—	—	—	482	202
Gain on previously-held equity interests	—	—	—	—	—	(2,926)	—
Amortization and accretion of long-term debt premiums and discounts	(316)	(303)	(74)	—	(160)	9	14
Loss on disposal of property, plant and equipment	487	—	75	—	—	—	—
Litigation	193	91	—	—	—	—	—
Other changes in assets and liabilities:
Accounts and notes receivable	(1,663)	(644)	(232)	(11)	(558)	150	215
Deferred purchase price from sale of receivables	2,478	—	—	—	—	—	—
Inventories and other current assets	(3,065)	(1,573)	173	—	(391)	298	243
Accounts payable and other current liabilities	(574)	481	(490)	8	25	280	(734)
Non-current assets and liabilities, net	111	(199)	(350)	—	(386)	207	16
Other, net	500	91	40	11	(56)	267	11
Net cash provided by (used in) operating activities	3,897	2,450	522	(2)	(61)	2,671	940
Cash flows from investing activities:
Capital expenditures - network and other	(4,680)	(5,422)	(1,488)	—	(3,847)	(3,140)	(1,381)
Capital expenditures - leased devices	(2,292)	(582)	—	—	—	—	—
Expenditures relating to FCC licenses	(98)	(163)	(152)	—	(146)	(125)	(55)
Reimbursements relating to FCC licenses	—	95	—	—	—	—	—
Acquisitions, net of cash acquired	—	—	—	—	(14,112)	(4,039)	—
Investment in Clearwire (including debt securities)	—	—	—	—	—	(308)	(80)
Proceeds from sales and maturities of short-term investments	418	3,131	920	—	1,715	2,445	1,281
Purchases of short-term investments	(252)	(2,077)	(1,035)	—	(1,719)	(1,221)	(926)
Proceeds from sales of assets and FCC licenses	62	315	1	—	7	10	6
Proceeds from sale-leaseback transaction	1,136	—	—	—	—	—	—
Other, net	(29)	(11)	(2)	—	(6)	(7)	(3)
Net cash used in investing activities	(5,735)	(4,714)	(1,756)	—	(18,108)	(6,385)	(1,158)

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Successor					Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013 (Unaudited)	2013	2013	2013 (Unaudited)
	(in millions)
Cash flows from financing activities:
Proceeds from debt and financings	755	1,930	—	—	9,500	204	204
Repayments of debt, financing and capital lease obligations	(899)	(574)	(159)	—	(3,378)	(362)	(59)
Proceeds from sales of future lease receivables	600	—	—	—	—	—	—
Debt financing costs	(11)	(87)	(1)	—	(147)	(11)	(10)
Proceeds from issuance of common stock and warrants, net	10	35	—	—	18,567	60	7
Other, net	14	—	—	—	(14)	—	—
Net cash provided by (used in) financing activities	469	1,304	(160)	—	24,528	(109)	142
Net (decrease) increase in cash and cash equivalents	(1,369)	(960)	(1,394)	(2)	6,359	(3,823)	(76)
Cash and cash equivalents, beginning of period	4,010	4,970	6,364	5	5	6,351	6,351
Cash and cash equivalents, end of period	$2,641	$4,010	$4,970	$3	$6,364	$2,528	$6,275
See Notes to the Consolidated Financial Statements

Index to Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Predecessor
	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2012	3,010	$6,019	$47,016	—	$—	$(44,815)	$(1,133)	$7,087
Net loss						(1,158)		(1,158)
Other comprehensive income, net of tax							23	23
Issuance of common stock, net	16	33	27					60
Share-based compensation expense			18					18
Conversion of convertible debt	590	1,181	1,919					3,100
Balance, July 10, 2013	3,616	$7,233	$48,980	—	$—	$(45,973)	$(1,110)	$9,130

	Successor
Balance, December 31, 2012 (1)	—	$—	$3,137	—	$—	$(27)	$—	$3,110
Expenses incurred by SoftBank for the benefit of Sprint			97					97
Net loss						(1,860)		(1,860)
Other comprehensive income, net of tax							102	102
Issuance of common stock, net	7		27					27
Share-based compensation expense			45					45
Issuance of common stock to SoftBank upon acquisition	3,076	31	18,370					18,401
Issuance of common stock to Sprint stockholders upon acquisition	851	8	5,336					5,344
Conversion of Sprint vested stock-based awards upon acquisition			193					193
Issuance of warrant to SoftBank prior to acquisition			139					139
Return of capital to SoftBank prior to acquisition			(14)					(14)
Balance, December 31, 2013	3,934	$39	$27,330	—	$—	$(1,887)	$102	$25,584
Net loss						(151)		(151)
Other comprehensive loss, net of tax							(145)	(145)
Issuance of common stock, net	7							—
Share-based compensation expense			24					24
Balance, March 31, 2014	3,941	$39	$27,354	—	$—	$(2,038)	$(43)	$25,312
Net loss						(3,345)		(3,345)
Other comprehensive loss, net of tax							(365)	(365)
Issuance (repurchase) of common stock, net	26	1	41	1	(7)			35
Share-based compensation expense			71					71
Capital contribution by SoftBank			2					2
Balance, March 31, 2015	3,967	$40	$27,468	1	$(7)	$(5,383)	$(408)	$21,710
Net loss						(1,995)		(1,995)
Other comprehensive loss, net of tax							(31)	(31)
Issuance of common stock, net	7		6		4			10
Share-based compensation expense			71					71
Capital contribution by SoftBank			14					14
Other, net			4					4
Balance, March 31, 2016	3,974	$40	$27,563	1	$(3)	$(7,378)	$(439)	$19,783
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
The Wireless segment includes retail, wholesale, and affiliate service revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale or lease of wireless devices and the sale of accessories in the U.S., Puerto Rico and the U.S. Virgin Islands. The Wireline segment includes revenue from domestic and international wireline data communication services in addition to voice, data and IP communication services to our Wireless segment.
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
The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (U.S. GAAP). This requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements. Significant estimates and assumptions are used for, but are not limited to, allowance for doubtful accounts, estimated economic lives and residual values of property, plant and equipment, fair value of identified purchased tangible and intangible assets in a business combination and fair value assessments for purposes of impairment testing.
Certain prior period amounts have been reclassified to conform to the current period presentation.
Change in Accounting Principle
In April 2015, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Interest - Imputation of Interest, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB added Securities and Exchange Commission paragraphs to this guidance, which address the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. We elected to adopt the guidance early with full retrospective application effective January 1, 2016. Debt issuance costs associated with our unused credit facilities remain in "Other assets" on the consolidated balance sheets and continue to be amortized over the term of the facilities as allowed by the guidance. Prior period debt issuance costs for all other debt totaling $189 million, have been reclassified from "Other assets" to "Long-term debt, financing and capital lease obligations" on the consolidated balance sheets as of March 31, 2015. Our adoption of this guidance did not have a material effect on our consolidated financial statements.
In November 2015, the FASB issued authoritative guidance regarding Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring all deferred income tax liabilities and assets be classified as noncurrent on the consolidated balance sheets. We elected to early adopt the guidance as of January 1, 2016 and applied it prospectively, therefore, prior periods were not retrospectively adjusted. Our adoption of this guidance did not have a material effect on our consolidated financial statements.
Change in Estimate
When estimating the value of returned inventory, we evaluate many factors and obtain information to support the estimated value of used devices and their useful lives. During the year ended March 31, 2015, we observed sustained value and extended useful lives for handsets leading to an increase in the estimated value for returned inventory. As a result, we revised our methodology and assumptions used in estimating the value for returned handsets during the year ended March 31, 2015.
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
Installment Receivables
Beginning in October 2015, Sprint sold and derecognized all installment receivables as well as the related allowances and deferred interest. Prior to initiating sales of installment receivables, the carrying value of installment receivables approximated fair value because the receivables were recorded at their present value, net of the deferred interest and allowance for credit losses. At the time of the installment sale, we imputed the interest on the installment receivable and recorded it as a reduction to revenue and as a reduction to the face amount of the related receivable. Interest income was recognized over the term of the installment contract in service revenue.
We categorized our installment receivables as prime and subprime based upon subscriber credit profiles and as unbilled, billed-current and billed-past due based upon the age of the receivable. We used proprietary scoring systems that measure the credit quality of our receivables using several factors, such as credit bureau information, subscriber credit risk scores and service plan characteristics. Payment history was subsequently monitored to further evaluate credit profiles. Prime subscriber receivables were those with lower delinquency risk and subprime subscriber receivables were those with higher delinquency risk. Subscribers within the subprime category may have been required to make a down payment on their device and accessory purchases. Installment receivables for which invoices were not yet generated for the customer were considered unbilled. Installment receivables for which invoices were generated but which were not past the contractual due date were considered billed - current. Installment receivables for which invoices were generated and the payment was approximately ten days past the contractual due date were considered billed - past due. Account balances were written-off if collection efforts were unsuccessful and future collection was unlikely based on the length of time from the day accounts become past due.
Allowance for Doubtful Accounts
An allowance for doubtful accounts is established to cover probable and reasonably estimable losses. Because of the number of subscriber accounts, it is not practical to review the collectability of each of those accounts individually to determine the amount of allowance for doubtful accounts each period, although some account level analysis is performed with respect to large wireless and wireline subscribers. The estimate of allowance for doubtful accounts considers a number of factors, including collection experience, aging of the remaining accounts receivable portfolios, credit quality of the subscriber base and other qualitative considerations, including macro-economic factors. Account balances are written-off if collection efforts are unsuccessful and future collection is unlikely based on the length of time from the day accounts become past due. Amounts written off against the allowance for doubtful accounts, net of recoveries and other adjustments, were $612 million, $752 million, $106 million and $98 million for the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, and $374 million and $105 million for the Predecessor 191-day period ended July 10, 2013 and the unaudited three-month period ended March 31, 2013, respectively. See Note 5. Installment Receivables for additional information as it relates to the allowance for doubtful accounts specifically attributable to installment receivables.
Device and Accessory Inventory
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company sells wireless devices separately or in conjunction with a service contract. When the device is sold below cost, the cost and related revenues generated from the device sales are recognized at the time of sale. The cost and related revenues from device sales are not recognized prior to the time of sale because the promotional discount decision is generally made at the point of sale and because the cost of the device on sales under our subsidy program is expected to be recovered through service revenues.
The net realizable value of devices and other inventory is analyzed on a regular basis. This analysis includes assessing obsolescence, sales forecasts, product life cycle, marketplace and other considerations. If assessments regarding the above factors adversely change, we may sell devices at a higher prices or record a write-down to inventory for obsolete or slow-moving items prior to the point of sale.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment
Property, plant and equipment (PP&E), including improvements that extend useful lives, are recognized at cost. Depreciation on property, plant and equipment is generally calculated using the straight-line method based on estimated economic useful lives of 3 to 30 years for buildings and improvements and network equipment, site costs and related software and 3 to 12 years for non-network internal use software, office equipment and other. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the respective assets. Leased devices are depreciated using the straight-line method to their estimated residual value generally over the term of the lease. We calculate depreciation on certain network assets using the group life method. Accordingly, ordinary asset retirements and disposals on those assets are charged against accumulated depreciation with no gain or loss recognized. Gains or losses associated with all other asset retirements or disposals are recognized in the consolidated statements of operations. Depreciation rates for assets are revised periodically to account for changes, if any, related to management's strategic objectives, technological changes, estimated residual values, or obsolescence. Changes in our estimates will result in adjustment to depreciation prospectively over the estimated useful lives of our non-leased assets and over the remaining period of benefit for devices leased to our customers. Repair and maintenance costs and research and development costs are expensed as incurred.
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
Long-Lived Asset Impairment
Sprint evaluates long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Asset groups are determined at the lowest level for which identifiable cash flows are largely independent of cash flows of other groups of assets and liabilities. When the carrying amount of a long-lived asset group is not recoverable and exceeds its fair value, an impairment loss is recognized equal to the excess of the asset group’s carrying value over the estimated fair value. See Note 7. Property, Plant and Equipment for additional information on long-lived asset impairments.
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
These analyses, which include the determination of fair value, require considerable judgment and are highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of estimating the fair values of our indefinite-lived assets, including goodwill, will prove to be an accurate prediction of the future. Continued, sustained declines in the Company’s operating results, forecasted future cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

future material impairment of goodwill or other indefinite-lived intangible assets. See Note 8. Intangible Assets for additional information on indefinite-lived intangible asset impairments.
Benefit Plans
We provide a defined benefit pension plan and other postretirement benefits to certain employees, and we sponsor a defined contribution plan for all employees.
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
As of March 31, 2016 and 2015, the fair value of our pension plan assets and certain other postretirement benefit plan assets in aggregate was $1.3 billion in both periods and the fair value of our projected benefit obligations in aggregate was $2.2 billion in both periods. As a result, the plans were underfunded by approximately $900 million as of both March 31, 2016 and 2015 and were recorded as a net liability in our consolidated balance sheets. Estimated contributions totaling approximately $50 million are expected to be paid during the fiscal year 2016.
The offset to the pension liability is recorded in equity as a component of "Accumulated other comprehensive loss," net of tax, including $29 million, $393 million, $147 million, and $93 million for the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014, and year ended December 31, 2013, respectively, which is amortized to "Selling, general and administrative" in Sprint's consolidated statements of operations. The change in the net liability of the Plan in the Successor year ended March 31, 2016 was affected by a change in the discount rate used to estimate the projected benefit obligation, increasing from 4.2% for the Successor year ended March 31, 2015 to 4.3% for the Successor year ended March 31, 2016, combined with a $9 million prior service credit resulting from an amendment to one of the other postretirement benefit plans during 2015. The change in the net liability of the Plan in the Successor year ended March 31, 2015 was affected by the impact of the settlement event on the projected benefit obligation combined with a change in the discount rate used to estimate the projected benefit obligation, decreasing from 4.9% for the Successor three-month transition period ended March 31, 2014 to 4.2% for the Successor year ended March 31, 2015. The change in the net liability of the Plan in the Successor three-month transition period ended March 31, 2014 and year ended December 31, 2013 was affected primarily by a change in the discount rate used to estimate the projected benefit obligation, decreasing from 5.3% to 4.9% for the Successor three-month transition period ended March 31, 2014. We intend to make future cash contributions to the Plan in an amount necessary to meet minimum funding requirements according to applicable benefit plan regulations.
As of December 31, 2005, the Plan was amended to freeze benefit plan accruals for participants. The objective for the investment portfolio of the pension plan is to achieve a long-term nominal rate of return, net of fees, which exceeds the plan's long-term expected rate of return on investments for funding purposes which was 7.75% at March 31, 2016 and 2015. To meet this objective, our investment strategy for the year ended March 31, 2016 was governed by an asset allocation policy, whereby a targeted allocation percentage is assigned to each asset class as follows: 38% to U.S. equities; 16% to international equities; 28% to fixed income investments; 9% to real estate investments; and 9% to other investments including hedge funds. Actual allocations are allowed to deviate from target allocation percentages within a range for each asset class as defined in the investment policy.
Investments of the Plan are measured at fair value on a recurring basis which is determined using quoted market prices or estimated fair values. As of March 31, 2016, 31% of the investment portfolio was valued at quoted prices in active markets for identical assets; 49% was valued using quoted prices for similar assets in active or inactive markets, or other observable inputs; and 20% was valued using unobservable inputs that are supported by little or no market activity.
Under our defined contribution plan, participants may contribute a portion of their eligible pay to the plan through payroll withholdings. For the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014, and the year ended December 31, 2013, the Company matched 100% of the participants' pre-tax and Roth

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

contribution (in aggregate) on the first 3% of eligible compensation and 50% of the participants' pre-tax and Roth contribution (in aggregate) on the next 2% of eligible compensation up to a maximum matching contribution of 4%. Fixed matching contributions totaled approximately $54 million, $71 million, $15 million and $35 million for the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $32 million and $15 million for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively. Effective January 1, 2016, the Company match is 50% of the participants' pre-tax and Roth contribution (in aggregate) on the first 4% of eligible compensation.
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
We recognize equipment revenue and corresponding costs of equipment when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. For arrangements involving multiple deliverables such as equipment and service, revenue is allocated to the deliverables based on their relative selling prices. Equipment revenue is limited to the amount of non-contingent consideration received when the device is sold to a subscriber. Equipment revenue is also reduced by the estimated amount of imputed interest associated with installment receivables for subscribers who elect to finance the purchase of a device for up to a 24-month period. When we subsidize the cost of the device as an incentive to retain and acquire subscribers, the cost of these incentives is recorded as a reduction to revenue upon activation of the device and a service contract.
Qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, subscribers have the option to turn in their device, continue leasing their device or purchase the device. Accounting for device leases involves specific determinations under applicable lease accounting standards, which involve complex and prescriptive provisions. These provisions impact the timing and amount of revenue recognized for our leased devices. The critical elements that are considered with respect to our lease accounting are the economic life of the device and the fair value of the device, including the residual value. We only lease devices to qualifying subscribers that also purchase a service plan. To date, substantially all of our device leases were classified as operating leases. Revenues under these arrangements are included within equipment revenue on the consolidated results of operations and are allocated considering the relative fair values of the lease and non-lease elements included in the multiple-element arrangement. The amount of the arrangement consideration allocated to the operating lease element is recognized ratably over the lease term, which is typically two years.
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
Dealer Commissions
Cash consideration given by us to a dealer or end-use subscriber is presumed to be a reduction of equipment revenue unless we receive, or will receive, an identifiable benefit in exchange for the consideration, and the fair value of such

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

benefit can be reasonably estimated, in which case the consideration will generally be recorded as a selling expense or a purchase of inventory. We compensate our dealers using specific compensation programs related to the sale of our devices and our subscriber service contracts, or both. When a commission is earned by a dealer solely due to a selling activity relating to wireless service, the cost is recorded as a selling expense. When a commission is earned by a dealer due to the dealer selling devices purchased from us, the cost is recorded as a reduction to equipment revenue. Commissions are generally earned upon sale of device, service, or both, to an end-use subscriber. Incentive payments to dealers for sales associated with devices and service contracts are classified as contra-revenue, to the extent the incentive payment is reimbursement of loss on the device, and selling expense for the amount associated with the selling effort. Incentive payments to certain indirect dealers who purchase devices from other sources, such as the original equipment manufacturer (OEM), are recognized as selling expense when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions.
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
Compensation Plans
As of March 31, 2016, Sprint sponsored three incentive plans: the 2015 Omnibus Incentive Plan (2015 Plan); the 2007 Omnibus Incentive Plan (2007 Plan); and the 1997 Long-Term Incentive Program (1997 Program)(together, "Compensation Plans"). Sprint also sponsors an Employee Stock Purchase Plan (ESPP). Under the 2015 Plan, we may grant share and non-share based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other equity-based and cash awards to employees, outside directors and other eligible individuals as defined by the plan. As of March 31, 2016, the number of shares available and reserved for future grants under the 2015 Plan and ESPP totaled approximately 133 million common shares. The Compensation Committee of our board of directors, or one or more executive officers should the Compensation Committee so authorize, as provided in the 2015 Plan, will determine the terms of each share and non-share based award. No new grants can be made under the 2007 Plan or the 1997 Program. We use new shares to satisfy share-based awards or treasury shares, if available.
The fair value of each option award is estimated on the grant date using the Black-Scholes option valuation model, based on several assumptions including the risk-free interest rate, volatility, expected dividend yield and expected term. During the Successor year ended March 31, 2016, the Company granted approximately 12 million stock options with a weighted average grant date fair value of $2.03 per share based upon assumptions of a risk free interest rate from 1.44% to 2.06%, weighted average expected volatility from 42.0% to 69.5%, expected dividend yield of 0% and expected term from 5.5 years years to 6.5 years years. In general, options are granted with an exercise price equal to the market value of the underlying shares on the grant date, vest on an annual basis over three years, and have a contractual term of ten years. As of March 31, 2016, 41 million options were outstanding, of which 21 million options were exercisable.
We generally determine the fair value of each restricted stock unit award based on the closing price of the Company's common stock on the date of grant. Restricted stock units generally have performance and service requirements or service requirements only with vesting periods ranging from one to three years. During the Successor year ended March 31, 2016 we granted performance-based restricted stock units to senior management that will be earned (Earned Shares) based upon the achievement of certain market conditions equal to specified volume-weighted average prices of the Company common stock during regular trading on the New York Stock Exchange over any 150-day calendar period, during a four-year period ending May 31, 2019. Earned Shares will vest 50% over four years from the grant date and 50% over five years from the grant date, with continuous service required through each vesting date. The fair value of these market-based restricted stock units is estimated at the date of grant using a Monte Carlo valuation methodology, which incorporates into the valuation

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the possibility that the market condition may not be satisfied. Assumptions used in the Monte Carlo valuation model are consistent with those we use to value stock options and include a risk free interest rate from 1.20% to 1.66%, expected volatility from 53.7% to 70.8%, and expected dividend yield of 0%. The number of restricted stock units that ultimately vest can vary significantly depending upon the performance of the specified market criteria and if below a certain threshold price level, the award will be forfeited in its entirety. Compensation cost related to the share-based awards with market condition is recognized regardless of whether the market condition is achieved.
Employees and directors who are granted restricted stock units are not required to pay for the shares but generally must remain employed with us, or continue to serve as a member of our board of directors, until the restrictions lapse, which is typically three years for employees and one year for directors. Certain restricted stock units outstanding as of March 31, 2016, are entitled to dividend equivalents paid in cash, if dividends are declared and paid on common shares, but performance-based restricted stock units are not entitled to dividend equivalent payments until the applicable performance and service criteria have been met. During the Successor year ended March 31, 2016, the Company granted approximately 28 million service only and performance-based restricted stock units, including those with market conditions, with a weighted average grant date fair value of $3.06 per share. At March 31, 2016, approximately 33 million restricted stock unit awards were outstanding.
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
Pre-tax share and non-share based compensation charges from our incentive plans included in net loss were $75 million, $86 million, $35 million and $98 million for the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014 and the year ended December 31, 2013, respectively, and $37 million and $17 million for the Predecessor 191-day period ended July 10, 2013 and unaudited three month-period ended March 31, 2013, respectively. The net income tax benefit (expense) recognized in the consolidated financial statements for share-based compensation awards was $20 million, $34 million, $12 million and $34 million for the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $2 million and $(1) million for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period March 31, 2013, respectively. As of March 31, 2016, there was $90 million of total unrecognized compensation cost related to non-vested incentive awards that are expected to be recognized over a weighted average period of 2.62 years.
Advertising Costs
We recognize advertising expense when incurred as selling, general and administrative expense. Advertising expenses totaled $1.3 billion, $1.5 billion, $408 million and $697 million for the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $858 million and $409 million for the Predecessor 191-day period ended July 10, 2013 and the unaudited three-month period March 31, 2013, respectively.
Variable Interest Entities (VIE)
VIEs are entities which lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, have equity investors which do not have the ability to make significant decisions relating to the entity's operations through voting rights, do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. A common type of VIE is a special purposes entity (SPE). SPEs are commonly used in securitization transactions in order to isolate certain assets and distribute the cash flows from those assets to investors. SPEs are generally structured to insulate investors from claims on the SPE's assets by creditors of other entities, including the creditors of the seller of the assets.
We are required to consolidate the assets and liabilities of VIEs when we are deemed to be the primary beneficiary. The primary beneficiary is the party which has the power to make the decisions that most significantly affect the economic performance of the VIE and has the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements
In May 2014, the FASB issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. The FASB has subsequently issued additional guidance on several areas including the implementation of principal versus agent considerations and recognition of breakage for certain prepaid stored-value products requiring breakage of these liabilities to be accounted for consistent with the breakage guidance under this revenue standard. They also clarified how an entity should evaluate when a promised good or service is distinct within the context of a contract and allowed entities to disregard goods or services that are immaterial in the context of a contract. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied. We expect this guidance to have a material impact on our consolidated financial statements.
In August 2014, the FASB issued authoritative guidance regarding Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The updated guidance requires management to perform interim and annual assessments on whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related disclosures, if required. The standard would have been effective for the Company’s fiscal year beginning April 1, 2016, including interim reporting periods within that fiscal year, although early adoption was permitted. The Company has elected to early adopt this guidance effective January 1, 2016. The early adoption of this guidance did not have a material effect on our consolidated financial statements.
In January 2015, the FASB issued authoritative guidance on Extraordinary and Unusual Items, eliminating the concept of extraordinary items. The issuance is part of the FASB’s initiative to reduce complexity in accounting standards. Under the current guidance, an entity is required to separately classify, present and disclose events and transactions that meet the criteria for extraordinary classification. Under the new guidance, reporting entities will no longer be required to consider whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently was retained and expanded to include items that are both unusual in nature and infrequently occurring. The amendments will be effective for the Company’s fiscal year beginning April 1, 2016, although early adoption is permitted if applied from the beginning of a fiscal year. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
In February 2015, the FASB issued authoritative guidance regarding Consolidation, which provides guidance to management when evaluating whether they should consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities will be subject to reevaluation under the revised consolidation model. The standard will be effective for the Company’s fiscal year beginning April 1, 2016, including interim periods within that fiscal year, although early adoption is permitted. The Company is currently evaluating the newly issued guidance and does not expect this guidance to have a material effect on our consolidated financial statements.
In July 2015, the FASB issued authoritative guidance regarding Inventory, which simplifies the subsequent measurement of certain inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will be effective for the Company’s fiscal year beginning April 1, 2017, including interim periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the FASB issued authoritative guidance amending Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The amendments are to be applied prospectively to adjustments that occur after the effective date. The amendments will be effective for the Company for the fiscal year beginning April 1, 2016, including interim periods within that fiscal year, although early adoption is permitted for financial statements that have not been issued, and will be applied, as necessary, to future business combinations.
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
In February 2016, the FASB issued authoritative guidance regarding Leases. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year with early application permitted. Entities are required to use modified retrospective application for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with the option to elect certain transition reliefs. The Company is currently evaluating the guidance and we expect it to have a material impact on our consolidated financial statements, however we are still assessing the overall impact.

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
In addition, pursuant to the Bond Agreement, on October 15, 2012, Sprint Communications, Inc. issued a Bond to Starburst II with a principal amount of $3.1 billion, interest rate of 1%, and maturity date of October 15, 2019, which was converted into 590,476,190 shares of Sprint Communications, Inc. common stock at $5.25 per share immediately prior to the SoftBank Merger Date. As a result of the completion of the SoftBank Merger and subsequent open market stock purchases, SoftBank owned approximately 83% of the outstanding voting common stock of Sprint Corporation and other Sprint stockholders own the remaining approximately 17% as of March 31, 2016.
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
Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations assume that the SoftBank Merger and Clearwire Acquisition were completed as of January 1, 2013.

Years Ended December 31,
2013
(in millions)
Net operating revenues	$35,953
Net loss	$(4,290)
Basic loss per common share	$(1.12)
The unaudited pro forma financial information was prepared to illustrate the pro forma effect of the combination of Sprint, Sprint Communications and Clearwire using the consideration transferred as of each acquisition date as though the acquisition date for each transaction occurred on January 1, 2013. The preparation of the pro forma financial information also assumed a purchase price allocation of the consideration transferred among the assets acquired and liabilities assumed for each acquiree. The pro forma financial information adjusts the actual combined results for items that are recurring in nature and directly attributable to the Clearwire Acquisition and SoftBank Merger. The pro forma net loss provided excludes certain non-recurring items such as Sprint's gain on its previously held interest in Clearwire and transaction costs associated with the Clearwire Acquisition and SoftBank Merger. As a result, the pro forma financial information presented above excludes a net gain of $1.4 billion and acquisition related costs of approximately $169 million.
This pro forma financial information has been prepared based on estimates and assumptions, which management believes are reasonable, and is not necessarily indicative of the consolidated financial position or results of operations that Sprint would have achieved had the Clearwire Acquisition and/or the SoftBank Merger actually occurred at January 1, 2013 or at any other historical date, nor is it reflective of our expected actual financial positions or results of operations for any future period.

Note 4.	Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Accounts Receivable Facility and the Handset Sale-Leaseback Tranche 1 transactions described below were designed to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs. In addition, we have $3.0 billion of availability under our revolving credit facility (see Note 9. Long-Term Debt, Financing and Capital Lease Obligations). After March 31, 2016 we also entered into a Network Sale-Leaseback transaction and Handset

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sale-Leaseback Tranche 2 that provided $2.2 billion and $1.1 billion, respectively in cash proceeds and a New Unsecured Financing Facility for $2.0 billion (see Note 19. Subsequent Events) that also provides liquidity for business operations.
Accounts Receivable Facility
Transaction Overview
Our accounts receivable facility (Receivables Facility), which provides us the opportunity to sell certain wireless service and installment receivables (as defined in the agreements) to unaffiliated third parties (Purchasers), was amended in November 2015 to include future amounts due from customers who lease certain devices from us. The amendment increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the expiration to November 2017. The amount available under the Receivables Facility fluctuates over time based on the total amount of eligible receivables generated during the normal course of our business. As of March 31, 2016, the total availability under the facility was approximately $2.0 billion. However, as a result of sales we have completed to date, the total amount available to be drawn as of March 31, 2016 was $94 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a deferred purchase price receivable (DPP). While it's at Sprint's election to decide how much cash it chooses to receive from each sale, the maximum amount of proceeds varies based on a number of factors and currently represents approximately 50% of the total amount of the receivables sold to the Purchasers. The DPP is realized by us upon either the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The fees associated with these sales are recognized in "Selling, general and administrative" on the consolidated statements of operations. The sale of future lease receivables are treated as financing transactions. Accordingly, the proceeds received are reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees are recognized as "Interest expense" on the consolidated statements of operations.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, future lease and installment receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life.
Each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE’s assets prior to any assets in the SPE becoming available to Sprint. Accordingly, the assets of the SPE are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to repay the advances, yield and fees of the Purchasers and other creditors of the SPEs may be remitted to Sprint during and after the term of the Receivables Facility.
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
DPP
The DPP related to our wireless service and installment receivables is classified as a trading security within "Prepaid expenses and other current assets" on the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of operations and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" on the consolidated statements of

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

operations. Changes in the fair value of the DPP did not have a material impact on our consolidated statements of operations for the year ended March 31, 2016. Changes to the unobservable inputs used to determine the fair value did not and are not expected to result in a material change in the fair value of the DPP.
Wireless Service Receivable Sales
On March 31, 2015, we sold approximately $1.8 billion of wireless service receivables in exchange for $500 million in cash (reflected within the change in accounts and notes receivable on the consolidated statement of cash flows) and a DPP of $1.3 billion, with an estimated fair value of $1.2 billion. In accordance with our rights under the Receivables Facility, in April 2015 Sprint elected to temporarily suspend sales of receivables by the SPEs and remitted payments received to the Purchasers to reduce the funded amount of $500 million to zero.
In September 2015, we sold wireless service receivables of approximately $1.9 billion in exchange for $400 million in cash and $1.5 billion of DPP, with an estimated fair value of $1.4 billion. In October 2015 and January 2016, we elected to receive $300 million and $125 million, respectively, of cash, which reduced the total amount of the DPP due to Sprint. During the period from our initial sale in September to March 31, 2016, cash collections on previously sold wireless service receivables exceeded sales of new receivables such that the DPP decreased by approximately $207 million. As of March 31, 2016, the total amount available under the Receivables Facility associated with wireless service receivables was $43 million and the total fair value of the associated DPP was $760 million.
Installment Receivable Sales
In October 2015, we sold installment receivables of approximately $1.2 billion under the Receivables Facility in exchange for $100 million in cash and $1.1 billion of DPP, with an estimated fair value of $1.0 billion. In November 2015, we elected to receive $400 million of cash, which reduced the total amount of the DPP due to Sprint. During the period from our initial sale in October to March 31, 2016, cash collections on previously sold installment receivables exceeded sales of new receivables such that the DPP decreased by approximately $227 million. As of March 31, 2016, there is no remaining availability under the Receivables Facility associated with installment receivables and the total fair value of the associated DPP was $395 million.
Future Lease Receivable Sales
In February and March 2016, we sold approximately $1.2 billion in total of future lease receivables in exchange for cash proceeds of $600 million. The difference between the amount sold and the cash received represents additional collateral to the lender. The sale was accounted for as a financing and the $600 million cash proceeds were, accordingly, reflected as debt in our consolidated balance sheets. As of March 31, 2016, the amount available under the Receivables Facility associated with future lease receivables was $51 million.
Continuing Involvement
Sprint has continuing involvement in the receivables sold by the SPEs to the Purchasers because a subsidiary of Sprint services the receivables. Additionally, in accordance with the Receivables Facility, Sprint is required to repurchase aged receivables, or those that will be written off in accordance with Sprint's credit and collection policies, both of which result from subscriber non-payment. Sprint recognizes assets and liabilities, as applicable, with respect to its continuing involvement at fair value. Sprint's continuing involvement did not have a material impact on its financial statements as of March 31, 2016.
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
Handset Sale-Leaseback Tranche 1
In November 2015, Sprint entered into agreements (Handset Sale-Leaseback Tranche 1) to sell and lease-back certain leased devices excluded from our Receivables Facility, which allowed us to monetize the devices including the device residual values. Under the agreements with Mobile Leasing Solutions, LLC (MLS), a company formed by a group of equity investors, including SoftBank, Sprint maintains the customer lease, will continue to collect and record lease revenue from the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

customer and will remit monthly rental payments to MLS, which are recognized as "Cost of products" on the consolidated statements of operations during the respective lease-back periods.
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
The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and is included in "Other, net" on the consolidated statements of operations. Simultaneously with the sale of the devices, MLS leased back each device to the SPE Lessees pursuant to the Master Lease Agreement (Device Lease) in exchange for monthly rental payments to be made by the SPE Lessees to MLS. The monthly rental payments for the devices leased back by us will approximate the amount of cash received from the associated customer leases during the weighted average 17 month lease-back period (See Note 13. Commitments and Contingencies). Rent expense related to MLS totaled $277 million during the year ended March 31, 2016 and is reflected within cash flows from operations.
The SPE Lessees retain all rights to the underlying customer leases, such as the right to receive the rental payments during the device lease-back period, other than the aforementioned certain specified customer lease end rights. Each SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee are not available to pay creditors of Sprint or any of its affiliates. Settlement for the DPP occurs at the end of the agreement and can be reduced to the extent that MLS experiences a loss on the device (either not returned or sold at a loss), but only to the extent of the device's DPP balance. The DPP associated with the Handset Sale-Leaseback Tranche 1 is recorded in "Other assets" in the consolidated balance sheets at its estimated net realizable value. Changes to the DPP prior to settlement with MLS are recorded as an adjustment to rent expense in "Cost of products" in the consolidated statements of operations. Brightstar US, Inc. (Brightstar), a subsidiary of SoftBank, provides reverse logistics and remarketing services to MLS with respect to the devices.
Unless a Device Lease is terminated early, the SPE Lessees are obligated to pay the full monthly rental payments under each Device Lease, regardless of whether customers make lease payments on the devices leased to them or whether the customer lease is still in effect. Sprint has guaranteed to MLS, the performance of the agreements and undertakings of the SPE Lessees under the transaction documents.
All devices must be returned to MLS, subject to purchase rights of the customers. Sprint will act as servicer for MLS, to the extent needed, after the end of the device leaseback period. To secure the obligations of the SPE Lessees under the Device Lease, the SPE Lessees provide a security interest to MLS in, among other things, the customer leases. In the event that MLS is able to sell the returned devices at a price greater than the expected device residual value, Sprint has the potential to share some of the excess proceeds.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Installment Receivables
Certain subscribers have the option to purchase their devices in installments up to a 24-month period. Short-term installment receivables were recorded in "Accounts and notes receivable, net" and long-term installment receivables were recorded in "Other assets" in the consolidated balance sheets. Beginning in October 2015, Sprint sold, derecognized and continues to sell all eligible installment receivables. As of March 31, 2016, the amount of ineligible installment receivables were immaterial (see Note 4. Funding Sources).
The following table summarizes the installment receivables as of the prior fiscal year before sales had commenced:

March 31, 2015
(in millions)
Installment receivables, gross	$1,725
Deferred interest	(139)
Installment receivables, net of deferred interest	1,586
Allowance for credit losses	(190)
Installment receivables, net	$1,396

Classified on the consolidated balance sheets as:
Accounts and notes receivable, net	$1,035
Other assets	361
Installment receivables, net	$1,396
The balance and aging of installment receivables on a gross basis by credit category were as follows as of the prior fiscal year before sales had commenced:

	March 31, 2015
	Prime	Subprime	Total
	(in millions)
Unbilled	$1,243	$359	$1,602
Billed - current	65	22	87
Billed - past due	21	15	36
Installment receivables, gross	$1,329	$396	$1,725
Activity in the deferred interest and allowance for credit losses for the installment receivables was as follows:

	Year Ended March 31,	Year Ended March 31,
	2016	2015
	(in millions)
Deferred interest and allowance for credit losses, beginning of period	$329	$124
Bad debt expense	93	398
Write-offs, net of recoveries	(105)	(255)
Change in deferred interest on short-term and long-term installment receivables	(43)	62
Derecognition of deferred interest and allowance for credit losses	(274)	—
Deferred interest and allowance for credit losses, end of period	$—	$329

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Financial Instruments
The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Sprint did not hold any short-term investments as of March 31, 2016. Short-term investments (consisting primarily of commercial paper), totaling approximately $166 million as of March 31, 2015, are recorded at amortized cost, and the respective carrying amounts approximate fair value. The fair value of marketable equity securities totaling $46 million and $40 million as of the periods ended March 31, 2016 and 2015, respectively, are measured on a recurring basis using quoted prices in active markets.
The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities and future lease receivables, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at March 31, 2016	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,645	$21,757	$4,474	$2,130	$28,361

	Carrying amount at March 31, 2015	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,245	$27,238	$4,906	$1,410	$33,554

Note 7.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $468 million, $1.5 billion, $2.0 billion, and $2.4 billion for the Successor years ended March 31, 2016 and 2015, three-months ended March 31, 2014 and year ended December 31, 2013.
The following table presents the components of property, plant and equipment, and the related accumulated depreciation:

	March 31,
	2016	2015
	(in millions)
Land	$260	$266
Network equipment, site costs and related software	21,500	18,990
Buildings and improvements	798	754
Non-network internal use software, office equipment, leased devices and other	6,182	2,979
Construction in progress	1,249	2,090
Less: accumulated depreciation	(9,692)	(5,358)
Property, plant and equipment, net	$20,297	$19,721
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
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

their device, or purchase the device. As of March 31, 2016, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	March 31,
	2016	2015
	(in millions)
Leased devices	$4,913	$1,974
Less: accumulated depreciation	(1,267)	(197)
Leased devices, net	$3,646	$1,777
During the years ended March 31, 2016 and 2015, there were non-cash transfers to leased devices of approximately $3.2 billion and $1.2 billion, respectively, along with a corresponding decrease in "Device and accessory inventory." In addition, during the year ended March 31, 2016, we sold devices totaling $1.3 billion (see Note 4. Funding Sources). Non-cash accruals included in leased devices totaled approximately $159 million and $182 million as of March 31, 2016 and 2015, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices for the years ended March 31, 2016 and 2015 was $1.8 billion and $206 million, respectively.
As of March 31, 2016, the minimum estimated payments to be received for leased devices, including devices sold and leased back under Handset Sale-Leaseback Tranche 1, were as follows (in millions):

Fiscal year 2016	$2,403
Fiscal year 2017	694
$3,097
During the year ended March 31, 2016, we recorded $487 million of loss on disposal of property, plant and equipment, which is included in "other, net" in our consolidated statements of operations. These losses were the result of $65 million in net losses recognized upon the sale of devices to MLS under the Handset Sale-Leaseback Tranche 1 transaction, which represented the difference between the fair value and net book value of the devices sold and $256 million in losses from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may have material losses in future periods. In addition, we recorded $166 million of losses due to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans.
During the Successor three-month transition period ended March 31, 2014, we recorded $75 million of loss on disposal of property, plant and equipment, which is included in "other, net" in our consolidated statements of operations, primarily due to network equipment assets that were no longer necessary as a result of changes in management's strategic plans.
Impairments
During the three-month period ended December 31, 2014, we recorded an impairment loss of $233 million, which is included in "Impairments" in our consolidated statements of operations, to reduce the carrying value of the Wireline asset group, which includes the Wireline long-lived assets, to its estimated fair value of $918 million as of December 31, 2014.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consists of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At March 31, 2016, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations (see Note 3. Significant Transactions).
The following provides the activity of Indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2015	Net Additions	March 31, 2016
	(in millions)
FCC licenses	$35,952	$86	$36,038
Trademarks	4,035	—	4,035
Goodwill	6,575	—	6,575
	$46,562	$86	$46,648

	March 31, 2014	Net Reductions		March 31, 2015
	(in millions)
FCC licenses	$36,043	$(91)		$35,952
Trademarks	5,935	(1,900)	(1)	4,035
Goodwill	6,383	192	(2)	6,575
	$48,361	$(1,799)		$46,562
 _________________

(1)	Net reduction to trademarks for the year ended March 31, 2015 of approximately $1.9 billion was related to the impairment of the Sprint trade name. See discussion below.

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

Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. We did not record any impairment during the year ended March 31, 2016. Since the SoftBank Merger Date, actual results and expectations of net postpaid handset subscriber additions were lower than the forecasts used to allocate the purchase price to the assets acquired and liabilities assumed. During the quarter ended December 31, 2014, we determined that recoverability of the carrying amount of goodwill and the Sprint trade name should be evaluated for impairment and it was determined that the carrying value of the Sprint trade name exceeded its estimated fair value of $3.3 billion. Accordingly, during the quarter ended December 31, 2014 we recorded an impairment loss of $1.9 billion, which is included in "Impairments" in our consolidated statements of operations.
The stock price at March 31, 2016 of $3.48 was below the net book value per share price of $4.98. Subsequent to the balance sheet date, the stock price has decreased further to $3.44 at May 13, 2016. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results and an estimated control premium.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum and Sprint trade name impairment tests will prove to be an accurate prediction of the future. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets.
Intangible Assets Subject to Amortization
Customer relationships are amortized using the sum-of-the-months' digits method, while all other definite-lived intangible assets are amortized using the straight line method over the estimated useful lives of the respective assets. We reduce the gross carrying value and associated accumulated amortization when specified intangible assets become fully amortized. Amortization expense related to favorable spectrum and tower leases is recognized in "Cost of services" in our consolidated statements of operations.

		March 31, 2016			March 31, 2015
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(4,045)	$2,878	$6,923	$(2,791)	$4,132
Other intangible assets:
Favorable spectrum leases	23 years	881	(110)	771	884	(71)	813
Favorable tower leases	3 to 7 years	589	(302)	287	589	(189)	400
Trademarks	34 years	520	(43)	477	520	(27)	493
Other	4 to 10 years	83	(27)	56	72	(17)	55
Total other intangible assets		2,073	(482)	1,591	2,065	(304)	1,761
Total definite-lived intangible assets		$8,996	$(4,527)	$4,469	$8,988	$(3,095)	$5,893

	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020
	(in millions)
Estimated amortization expense	$1,157	$882	$666	$462	$257

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			March 31, 2016	March 31, 2015
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Bank credit facility	3.94%			2018			—	—
Export Development Canada (EDC)	4.16	-	5.91%	2017	-	2019	550	800
Secured equipment credit facilities	2.02	-	2.75%	2017	-	2021	805	610
Financing obligations	2.02	-	6.10%	2017	-	2021	828	275
Capital lease obligations and other	2.35	-	10.52%	2016	-	2023	265	127
Net premiums and debt financing costs							597	917
							33,958	33,642
Less current portion							(4,690)	(1,300)
Long-term debt, financing and capital lease obligations							$29,268	$32,342
________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of March 31, 2016, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of March 31, 2016, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement, the secured equipment credit facilities and installment payment obligations, totaling $21.6 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indenture governing the secured notes of Clearwire Communications LLC restricts the ability of it and its subsidiaries to distribute cash to its parent. Although certain financing agreements restrict the ability of Sprint Communications, Inc. and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, Inc. is generally not restricted.
As of March 31, 2016, approximately $2.1 billion aggregate principal amount of our outstanding debt, comprised of certain notes, financing and capital lease obligations, was secured by $15.8 billion of property, plant and equipment and other assets, net. Cash interest payments, net of amounts capitalized of $51 million, $56 million, $13 million and $30 million, totaled $2.4 billion, $2.3 billion, $559 million, and $1.0 billion during the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively. Cash interest payments, net of amounts capitalized of $29 million and $15 million, totaled $814 million and $305 million during the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively. Our weighted average effective interest rate related to our notes and credit facilities was 6.4%, 6.1%, 6.2%, and 6.4% for the Successor years ended March 31, 2016 and 2015, three-month transition period ended March 31, 2014, and year ended December 31, 2013, respectively, and 8.9% and 7.1% for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes
As of March 31, 2016, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable semi-annually in arrears. As of March 31, 2016, $30.1 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of March 31, 2016, $21.6 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of March 31, 2016, $300 million aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Credit Facilities
Bank credit facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a spread that varies depending on the Company’s credit ratings. As of March 31, 2016, approximately $320 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 13. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $3.0 billion of borrowing capacity available under the revolving bank credit facility as of March 31, 2016. The required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), may not exceed 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
EDC agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. However, under the terms of the EDC agreement repayments of outstanding amounts cannot be re-drawn. In the quarter ended December 2015, we made a scheduled principal repayment of $500 million. At the time of the repayment, the EDC agreement was also amended to increase the facility by $250 million through the addition of a new tranche due December 2017, which was fully drawn. Accordingly, as of March 31, 2016, the total principal amount of our borrowings under the EDC facility was $550 million.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. We made regularly scheduled principal repayments totaling $254 million during the year ended March 31, 2016. The balance outstanding at March 31, 2016 was $254 million.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides us with the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the year ended March 31, 2016, we drew $208 million on the facility, and we made principal repayments totaling $56 million, resulting in a total principal amount of $196 million outstanding at March 31, 2016.
K-sure
The K-sure equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the year ended March 31, 2016, we drew $266 million on the facility, resulting in a total principal amount of $323 million outstanding at March 31, 2016.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million, to finance network equipment-related purchases from Alcatel-Lucent USA Inc. During the year ended March 31, 2016, we drew $32 million on the facility resulting in a total principal amount of $32 million outstanding at March 31, 2016.
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
Financing, Capital Lease and Other Obligations
We have approximately 3,000 cell sites that we sold and subsequently leased back during 2008. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our property, plant and equipment, net on our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing. Our capital lease and other obligations are primarily for the use of wireless network equipment.
In February and March 2016, we sold approximately $1.2 billion in total of future amounts due from customers who lease certain devices from us in exchange for cash proceeds of $600 million through our Accounts Receivable Facility (see Note 4. Funding Sources). The difference between the amount sold and the cash received represents additional collateral to the lender. The sale was accounted for as a financing and the $600 million cash proceeds were, accordingly, reflected as debt in our consolidated balance sheets. The associated leased devices continue to be reported as part of our property, plant and equipment, net on our consolidated balance sheets and continue to be depreciated over their estimated useful life.
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
As of March 31, 2016, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and certain other agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Long-Term Debt, Financing and Capital Lease Obligations
Aggregate amount of maturities for long-term debt, financing and capital lease obligations outstanding as of March 31, 2016, were as follows (in millions):

Fiscal year 2016	$4,615
Fiscal year 2017	2,065
Fiscal year 2018	3,201
Fiscal year 2019	3,177
Fiscal year 2020	1,625
Fiscal year 2021 and thereafter	18,678
33,361
Net premiums and debt financing costs	597
$33,958

Note 10.	Severance and Exit Costs
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2015	Net Expense		Cash Payments and Other	March 31, 2016
	(in millions)
Lease exit costs	$291	$156	(1)	$(109)	$338
Severance costs	119	216	(2)	(185)	150
Access exit costs	44	19	(3)	(26)	37
	$454	$391		$(320)	$525
 _________________

(1)
We recognized costs of $176 million (Wireless only) for the Successor year ended March 31, 2016, which were offset by $20 million of income (Wireless only) resulting from a revision to our estimate of a previously recorded reserve.

(2)	For the Successor year ended March 31, 2016, we recognized costs of $216 million ($191 million Wireless, $25 million Wireline).

(3)
For the Successor year ended March 31, 2016, $2 million (solely attributable to Wireline) was recognized as "Cost of services" and $17 million (solely attributable to Wireless) was recognized as "Severance and exit costs."

	March 31, 2014	Net Expense		Cash Payments and Other	March 31, 2015
	(in millions)
Lease exit costs	$650	$(28)	(4)	$(331)	$291
Severance costs	197	253	(5)	(331)	119
Access exit costs	124	38	(6)	(118)	44
	$971	$263		$(780)	$454
 _________________

(4)
We recognized costs of $13 million ($12 million Wireless and $1 million Wireline) for the year ended March 31, 2015, which were offset by $41 million of income (Wireless only) resulting from a revision to our estimate of a previously recorded reserve.

(5)	For the Successor year ended March 31, 2015, we recognized costs of $253 million ($218 million Wireless, $35 million Wireline).

(6)	For the Successor year ended March 31, 2015, we recognized costs of $38 million ($33 million Wireless, $5 million Wireline).
We continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. Additionally, we have commenced a major cost cutting initiative, which may include headcount reductions, among other actions, to reduce operating expenses and improve our operating cash flows. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset impairments, and accelerated depreciation, among others.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11.	Supplemental Financial Information

	March 31,	March 31,
	2016	2015
	(in millions)
Accounts and notes receivable, net
Trade	$899	$1,037
Unbilled trade and other	239	1,457
Less allowances for doubtful accounts and deferred interest	(39)	(204)
	$1,099	$2,290
Prepaid expenses and other current assets
Prepaid expenses	$366	$401
Deferred purchase price for Receivables Facility	1,155	1,198
Deferred charges and other	399	291
	$1,920	$1,890
Other assets
Deferred purchase price for Handset Sale-Leaseback Tranche 1	$116	$—
Unbilled trade installment receivables, net	—	361
Investments	187	151
Other	425	376
	$728	$888
Accounts payable(1)
Trade	$2,567	$3,786
Accrued interconnection costs	142	198
Capital expenditures and other	190	363
	$2,899	$4,347
Accrued expenses and other current liabilities
Deferred revenues	$1,456	$1,385
Accrued taxes	232	238
Payroll and related	339	589
Severance, lease and other exit costs	288	223
Accrued interest	532	525
Accrued capital expenditures	149	705
Other	1,378	1,628
	$4,374	$5,293
Other liabilities
Deferred rental income-communications towers	$218	$229
Deferred rent	478	366
Asset retirement obligations	550	584
Unfavorable lease liabilities	658	856
Post-retirement benefits and other non-current employee related liabilities	994	987
Other	1,104	929
	$4,002	$3,951
______________________

(1)
Includes liabilities in the amounts of $66 million and $90 million as of March 31, 2016 and 2015, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12.	Income Taxes
Sprint Corporation is the parent corporation of an affiliated group of corporations which join in the filing of a U.S. federal consolidated income tax return. Additionally, we file income tax returns in each state jurisdiction which imposes an income tax. In certain state jurisdictions, Sprint and its subsidiaries intend to file combined state tax returns with certain other SoftBank affiliates beginning with the year ended March 31, 2016. State tax expense or benefit has been determined utilizing the separate return approach as if Sprint and its subsidiaries file on a stand-alone basis. We also file income tax returns in a number of foreign jurisdictions. However, our foreign income tax activity has been immaterial. Cash paid or received for income tax purposes was insignificant for all Successor and Predecessor periods presented.
Income tax expense consists of the following:

	Successor					Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013 (Unaudited)	2013	2013	2013 (Unaudited)
	(in millions)
Current income tax (expense) benefit
Federal	$13	$5	$—	$(2)	$1	$2	$(8)
State	(30)	(39)	(10)	—	(13)	(17)	(6)
Total current income tax (expense) benefit	(17)	(34)	(10)	(2)	(12)	(15)	(14)
Deferred income tax (expense) benefit
Federal	(206)	491	(48)	1	(46)	(1,402)	(19)
State	83	118	2	—	14	(184)	(5)
Total deferred income tax (expense) benefit	(123)	609	(46)	1	(32)	(1,586)	(24)
Foreign income tax expense	(1)	(1)	—	—	(1)	—	—
Total income tax (expense) benefit	$(141)	$574	$(56)	$(1)	$(45)	$(1,601)	$(38)

The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Successor					Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,		Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013 (Unaudited)	2013	2013	2013 (Unaudited)
	(in millions)
Income tax (expense) benefit at the federal statutory rate	$649	$1,372	$33	$3	$635	$(155)	$212
Effect of:
State income taxes, net of federal income tax effect	38	124	(4)	—	47	(18)	16
State law changes, net of federal income tax effect	20	4	5	—	10	—	—
(Increase) reduction in liability for unrecognized tax benefits	(4)	1	—	—	2	(7)	—
Tax benefit from organizational restructuring	90	—	—	—	—	—	—
Change in valuation allowance	(939)	(911)	(82)	—	(708)	(1,410)	(265)
Other, net	5	(16)	(8)	(4)	(31)	(11)	(1)
Income tax (expense) benefit	$(141)	$574	$(56)	$(1)	$(45)	$(1,601)	$(38)
Effective income tax rate	(7.6)%	14.6%	(58.9)%	(12.5)%	(2.5)%	361.4%	(6.3)%

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax (expense) benefit allocated to other items was as follows:

	Successor				Predecessor
	Year Ended March 31,	Year Ended March 31,	Three Months Ended March 31,	Year Ended December 31,	191 Days Ended July 10,	Three Months Ended March 31,
	2016	2015	2014	2013	2013	2013 (Unaudited)
	(in millions)
Unrecognized net periodic pension and other postretirement benefit cost(1)	$—	$—	$—	$(58)	$(18)	$(10)
Unrealized holding gains/losses on securities(1)	$—	$—	$(1)	$(3)	$—	$(1)
_______________

(1)	These amounts have been recognized in accumulated other comprehensive loss.
Deferred income taxes are recognized for the temporary differences between the carrying amounts of our assets and liabilities for financial statement purposes and their tax bases. Deferred tax assets are also recorded for operating loss, capital loss and tax credit carryforwards. The sources of the differences that give rise to the deferred income tax assets and liabilities as of March 31, 2016 and 2015, along with the income tax effect of each, were as follows:

	March 31, 2016	March 31, 2015
	Long-Term (1)	Current	Long-Term
	(in millions)
Deferred tax assets
Net operating loss carryforwards	$8,057	$—	$8,155
Tax credit carryforwards	384	—	381
Capital loss carryforwards	83	—	84
Property, plant and equipment	1,230	—	261
Debt obligations	—	—	419
Deferred rent	438	—	470
Pension and other postretirement benefits	378	—	385
Accruals and other liabilities	1,376	637	561
	11,946	637	10,716
Valuation allowance	(9,793)	(509)	(8,371)
	2,153	128	2,345
Deferred tax liabilities
FCC licenses	12,738	—	12,558
Trademarks	1,718	—	1,725
Intangibles	1,166	—	1,658
Debt obligations	58	—	—
Other	432	66	302
	16,112	66	16,243
Current deferred tax asset		$62
Long-term deferred tax liability	$13,959		$13,898
_______________

(1)	See Note 2. Summary of Significant Accounting Policies and Other Information for early adoption of guidance regarding Balance Sheet Classification of Deferred Taxes.
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance of $939 million, $911 million, $82 million and $708 million for the Successor years ended March 31, 2016 and 2015, three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $1.4 billion and $265 million for the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively, on deferred tax assets primarily related to losses incurred during the period that are not currently realizable and expenses recorded during the period that are not currently deductible for income tax purposes. The remaining increase of $272 million in the carrying amount of the valuation allowance for the Successor year ended March 31, 2015 is primarily related to amounts recorded to other comprehensive (loss) income related to the pension net actuarial loss and net impacts of acquisition accounting for the SoftBank Merger and Clearwire Acquisition. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $141 million for the Successor year ended March 31, 2016 was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses, partially offset by tax benefits from the reversal of state income tax valuation allowance on deferred tax assets and changes in state income tax laws enacted during the year. As a result of organizational restructuring, which drove a sustained increase in the profitability of specific legal entities, we revised our estimate regarding the realizability of the involved entities' deferred state tax assets and recorded a state tax benefit of $90 million. Income tax benefit of $574 million for the Successor year ended March 31, 2015 was primarily attributable to recognition of a tax benefit on the $1.9 billion Sprint trade name impairment loss partially offset by tax expense on taxable temporary differences from the amortization of FCC licenses during the period. Income tax expense of $56 million and $45 million for the Successor three-month transition period ended March 31, 2014, and year ended December 31, 2013, respectively, and $38 million for the Predecessor unaudited three-month period ended March 31, 2013 was primarily attributable to taxable temporary differences from amortization of FCC licenses. Income tax expense of $1.6 billion for the Predecessor 191-day period ended July 10, 2013, was primarily attributable to taxable temporary differences from the $2.9 billion gain on the previously-held equity interests in Clearwire. The gain on the previously-held equity interests in Clearwire was principally attributable to the increase in the fair value of FCC licenses held by Clearwire. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period.
During the Successor years ended March 31, 2016 and 2015, three-month transition period ended March 31, 2014 and year ended December 31, 2013, and Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, we generated $343 million, $398 million, $110 million, $263 million, $238 million, and $96 million, respectively, of foreign income, which is included in (loss) income before income taxes on the consolidated statements of operations. We have no material unremitted earnings of foreign subsidiaries.
As of March 31, 2016, we had federal operating loss carryforwards of $19.6 billion, state operating loss carryforwards of $20.8 billion and foreign net operating loss carryforwards of $821 million. Related to these loss carryforwards, we have recorded federal tax benefits of $6.9 billion, net state tax benefits of $969 million and foreign tax benefits of $273 million before consideration of the valuation allowances. Approximately $1.1 billion of the federal net operating loss carryforwards expire between fiscal years 2016 and 2020. The remaining $18.5 billion expire in varying amounts between fiscal years 2021 and 2034. The state operating loss carryforwards expire in varying amounts through fiscal year 2035. Foreign operating loss carryforwards of $427 million do not expire. The remaining foreign operating loss carryforwards expire in varying amounts starting in fiscal year 2016.
In addition, we had available, for income tax purposes, federal alternative minimum tax net operating loss carryforwards of $20.6 billion and state alternative minimum tax net operating loss carryforwards of $4.8 billion. The loss carryforwards expire in varying amounts through fiscal year 2034. We also had available capital loss carryforwards of $217 million. Related to these capital loss carryforwards are tax benefits of $83 million. Approximately $213 million of the capital loss carryforwards expire prior to fiscal year 2017. The remaining $4 million expire in varying amounts between fiscal years 2017 and 2018.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We also had available $459 million of federal and state income tax credit carryforwards as of March 31, 2016. Included in this amount are $3 million of income tax credits which expire prior to fiscal year 2017 and $354 million which expire in varying amounts between fiscal years 2017 and 2035. The remaining $102 million do not expire.
Unrecognized tax benefits are established for uncertain tax positions based upon estimates regarding potential future challenges to those positions at the largest amount that is greater than fifty percent likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Interest related to these unrecognized tax benefits is recognized in interest expense. Penalties are recognized as additional income tax expense. The unrecognized tax benefits attributable to uncertain tax positions were $166 million and $163 million, as of the March 31, 2016 and 2015, respectively. As of March 31, 2016, the unrecognized tax benefits included items that would favorably affect the income tax provision by $155 million, if recognized without an offsetting valuation allowance adjustment. The accrued liability for income tax related interest and penalties was insignificant for all periods presented.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Years Ended March 31,
	2016	2015
	(in millions)
Balance at beginning of period	$163	$160
Additions based on current year tax positions	—	5
Additions based on prior year tax positions	5	3
Reductions for prior year tax positions	—	(3)
Reductions for settlements	—	(1)
Reductions for lapse of statute of limitations	(2)	(1)
Balance at end of period	$166	$163
Settlement agreements were reached with the Appeals or Exam division of the Internal Revenue Service (IRS) for examination issues in dispute for years prior to 2010. The issues were immaterial to our consolidated financial statements. As of March 31, 2016, there are no federal income tax examinations being handled by the IRS Exam division nor are there any issues being handled by the IRS Appeals division.
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
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The hearing to approve the settlement has been set for May 26, 2016.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also seeks recovery of triple damages under the False Claims Act as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute requires us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption is pending. We have accrued $180 million during the year ended March 31, 2016 associated with this matter. We will continue to defend this matter vigorously and we do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
Eight related stockholder derivative suits have been filed against Sprint Communications and certain of its current and former officers and directors. Each suit alleges generally that the individual defendants breached their fiduciary duties to Sprint Communications and its stockholders by allegedly permitting, and failing to disclose, the actions alleged in the suit filed by the New York Attorney General. One suit, filed by the Louisiana Municipal Police Employees Retirement System, was dismissed by a federal court. Two suits were filed in state court in Johnson County, Kansas and one of those suits was dismissed as premature; and five suits are pending in federal court in Kansas. The remaining Kansas suits have been stayed pending resolution of the Attorney General's suit. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, discovery is substantially complete, and our motion for summary judgment is pending. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Discovery in that case was consolidated with the breach of fiduciary duty case and is substantially complete. Trial is scheduled to begin in October 2016. Sprint Communications intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation under the Report and Order is $2.8 billion. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $256 million as of March 31, 2016. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $75 million during the year ended March 31, 2016. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through March 31, 2016 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator. During the year ended March 31, 2015, we received a cash payment of approximately $95 million which represented a reimbursement of prior reconfiguration costs incurred by us that also benefited spectrum recently auctioned by the FCC. We do not expect any further reimbursements.
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
Future Minimum Commitments
As of March 31, 2016, the minimum estimated amounts due under operating leases, spectrum leases and service credits, handset sale-leaseback tranche 1 and purchase orders and other commitments were as follows:

Future Minimum Commitments	Total	Fiscal Year 2016	Fiscal Year 2017	Fiscal Year 2018	Fiscal Year 2019	Fiscal Year 2020	Fiscal Year 2021 and thereafter
	(in millions)
Operating leases	$14,078	$2,195	$2,148	$2,072	$1,958	$1,820	$3,885
Spectrum leases and service credits	6,707	212	219	221	224	226	5,605
Handset sale-leaseback tranche 1	651	580	71	—	—	—	—
Purchase orders and other commitments	11,224	7,192	1,428	951	499	354	800
Total	$32,660	$10,179	$3,866	$3,244	$2,681	$2,400	$10,290
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
Our rental commitments for operating leases, including lease renewals that are reasonably assured, consisted mainly of leases for cell and switch sites, real estate, information technology and network equipment and office space. Total rental expense was $2.9 billion, $2.6 billion, $653 million and $1.3 billion for the Successor years ended March 31, 2016 and 2015, the three-month transition period ended March 31, 2014 and year ended December 31, 2013, respectively, and $1.0 billion and $483 million for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively.
Spectrum Leases and Service Credits
Certain of the spectrum leases provide for minimum lease payments, additional charges, renewal options and escalation clauses. Leased spectrum agreements generally have terms of up to 30 years. We expect that all renewal periods in our spectrum leases will be renewed by us.
We also have commitments to provide services to certain lessors, and to reimburse lessors for certain capital equipment and third-party service expenditures over the term of the lease. We accrue a monthly obligation for the services and equipment based on the total estimated available service credits divided by the term of the lease. The obligation is reduced by services provided and as actual invoices are presented and paid to the lessors. During the period ended March 31, 2016, we satisfied $4 million related to these commitments. The maximum remaining commitment at March 31, 2016 was $86 million and is expected to be incurred over the term of the related lease agreements, which generally range from 15 to 30 years.
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
Classes of Common Stock
Voting Common Stock
The holders of our common stock are entitled to one vote per share on all matters submitted for action by the stockholders. There were approximately 4.0 billion shares of common stock outstanding as of March 31, 2016.
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Dividends
We did not declare any dividends on our common shares for all periods presented in the consolidated financial statements. We are currently restricted from paying cash dividends by the terms of our revolving bank credit facility, EDC Agreement and all other equipment credit facilities (see Note 9. Long-Term Debt, Financing and Capital Lease Obligations).
Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of tax were as follows:

	March 31,
	2016	2015
	(in millions)
Unrecognized net periodic pension and postretirement benefit cost	$(407)	$(388)
Unrealized net gains related to investments	—	1
Foreign currency translation adjustments	(32)	(21)
Accumulated other comprehensive loss	$(439)	$(408)
Per Share Data
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 73 million, 56 million, 60 million and 70 million as of the Successor years ended March 31, 2016 and 2015, three-month transition period ended March 31, 2014, and year ended December 31, 2013, respectively, and 61 million and 74 million shares for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013, respectively. In addition, as of all periods subsequent to the SoftBank Merger, all 55 million shares issuable under the warrant which was issued to SoftBank at the close of the SoftBank Merger were treated as potentially dilutive securities but did not impact our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive. The warrant is exercisable at $5.25 per share at the option of Softbank, in whole or in part, at any time within the five-year term.

Note 15.	Segments
Sprint operates two reportable segments: Wireless and Wireline.

•
Wireless primarily includes retail, wholesale, and affiliate revenue from a wide array of wireless voice and data transmission services and equipment revenue from the sale of wireless devices (handset and tablets) and accessories in the U.S., Puerto Rico and the U.S. Virgin Islands.

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2016
Net operating revenues	$30,377	$1,790	$13	$32,180
Inter-segment revenues(1)	—	592	(592)	—
Total segment operating expenses	(22,326)	(2,290)	582	(24,034)
Segment earnings	$8,051	$92	$3	8,146
Less:
Depreciation				(5,794)
Amortization				(1,294)
Other, net(3)				(748)
Operating income				310
Interest expense				(2,182)
Other income, net				18
Loss before income taxes				$(1,854)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended March 31, 2015
Net operating revenues	$32,327	$2,191	$14	$34,532
Inter-segment revenues(1)	—	623	(623)	—
Total segment operating expenses	(26,433)	(2,701)	602	(28,532)
Segment earnings	$5,894	$113	$(7)	6,000
Less:
Depreciation				(3,797)
Amortization				(1,552)
Impairments(2)				(2,133)
Other, net(3)				(413)
Operating loss				(1,895)
Interest expense				(2,051)
Other income, net				27
Loss before income taxes				$(3,919)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2014
Net operating revenues	$8,254	$617	$4	$8,875
Inter-segment revenues(1)	—	153	(153)	—
Total segment operating expenses	(6,417)	(758)	144	(7,031)
Segment earnings	$1,837	$12	$(5)	1,844
Less:
Depreciation				(868)
Amortization				(429)
Other, net(3)				(127)
Operating income				420
Interest expense				(516)
Other income, net				1
Loss before income taxes				$(95)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2013 (unaudited)
Net operating revenues	$—	$—	$—	$—
Inter-segment revenues(1)	—	—	—	—
Total segment operating expenses	—	—	(14)	(14)
Segment earnings	$—	$—	$(14)	(14)
Other income, net				6
Loss before income taxes				$(8)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Year Ended December 31, 2013
Net operating revenues	$15,642	$1,240	$9	$16,891
Inter-segment revenues(1)	—	396	(396)	—
Total segment operating expenses	(13,464)	(1,414)	353	(14,525)
Segment earnings	$2,178	$222	$(34)	2,366
Less:
Depreciation				(2,026)
Amortization				(908)
Other, net(3)				(402)
Operating loss				(970)
Interest expense				(918)
Other income, net				73
Loss before income taxes				$(1,815)

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
As of and for the year ended March 31, 2016
Capital expenditures	$6,381	$279	$312	$6,972
Total assets	$73,408	$1,255	$4,312	$78,975

As of and for the year ended March 31, 2015
Capital expenditures	$5,442	$275	$287	$6,004
Total assets	$75,533	$1,262	$6,046	$82,841

As of and for the three months ended March 31, 2014
Capital expenditures	$1,343	$79	$66	$1,488
Total assets	$75,044	$1,499	$8,006	$84,549

As of March 31, 2013
Total assets	$—	$—	$3,122	$3,122

As of and for the year ended December 31, 2013
Capital expenditures	$3,535	$153	$159	$3,847
Total assets	$75,121	$1,548	$9,284	$85,953

Predecessor
Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
191 Days Ended July 10, 2013
Net operating revenues	$17,125	$1,471	$6	$18,602
Inter-segment revenues(1)	—	430	(430)	—
Total segment operating expenses	(14,355)	(1,629)	425	(15,559)
Segment earnings	$2,770	$272	$1	3,043
Less:
Depreciation				(3,098)
Amortization				(147)
Other, net(3)				(683)
Operating loss				(885)
Interest expense				(1,135)
Equity in losses of unconsolidated investments, net			$(482)
Gain on previously-held equity interests			2,926	2,444
Other income, net				19
Income before income taxes				$443

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2013 (unaudited)
Net operating revenues	$8,089	$702	$2	$8,793
Inter-segment revenues(1)	—	191	(191)	—
Total segment operating expenses	(6,694)	(765)	190	(7,269)
Segment earnings	$1,395	$128	$1	1,524
Less:
Depreciation				(1,422)
Amortization				(70)
Other, net(3)				(3)
Operating income				29
Interest expense				(432)
Equity in losses of unconsolidated investments, net			$(202)	(202)
Loss before income taxes				$(605)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the 191 days ended July 10, 2013	$2,840	$174	$126	$3,140
Capital expenditures for the three months ended March 31, 2013 (unaudited)	$1,270	$64	$47	$1,381

 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

(2)
Impairments for the Successor year ended March 31, 2015 consist of a $1.9 billion trade name impairment related to the Wireless segment and a $233 million impairment related to Wireline long-lived assets.

(3)
Other, net for the Successor year ended March 31, 2016 consists of $409 million of severance and exit costs, combined with $193 million for legal reserves related to various pending legal suits and proceedings and a $166 million loss on disposal of property, plant and equipment related to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans, partially offset by $20 million of income resulting from a revision to our estimate of a previously recorded reserve. Losses totaling approximately $321 million relating to the write-off of leased devices associated with lease cancellations of $256 million and the loss on sale of devices to MLS under the Handset Sale-Leaseback Tranche 1 transaction for $65 million were excluded from Other, net and included within Wireless segment earnings. Other, net for the Successor year ended March 31, 2015 consists of $304 million of severance and exit costs, combined with $91 million for legal reserves related to various pending legal suits and proceedings and $59 million for a partial pension settlement, partially offset by $41 million of income resulting from a revision to our estimate of a previously recorded reserve. Other, net for the Successor three-month transition period ended March 31, 2014 consists of $52 million of severance and exit costs and a $75 million loss on disposal of property, plant and equipment related to network equipment assets no longer necessary for management's strategic plans. Other, net for the Successor year ended December 31, 2013 consists of $309 million of severance and exit costs and $100 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire ($75 million included in our corporate segment and $25 million included in our wireless segment and classified as selling, general and administrative expenses), partially offset by $7 million of insurance reimbursement towards 2012 hurricane-related charges (included in our wireless segment and classified as a contra-expense in cost of services expense). Other, net for the Predecessor 191-day period ended July 10, 2013 and unaudited three-month period ended March 31, 2013 consists of $652 million and $25 million, respectively, of severance and exit costs, partially offset by $22 million of favorable developments in connection with an E911 regulatory tax-related contingency. Other, net for the Predecessor 191-day period ended July 10, 2013 also includes $53 million of business combination fees paid to unrelated parties in connection with the transactions with SoftBank and Clearwire (included in our corporate segment and classified as selling, general and administrative expenses).

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Successor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2016
Wireless services	$24,627	$—	$—	$24,627
Wireless equipment	5,006	—	—	5,006
Voice	—	840	(329)	511
Data	—	171	(69)	102
Internet	—	1,284	(190)	1,094
Other	744	87	9	840
Total net operating revenues	$30,377	$2,382	$(579)	$32,180

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended March 31, 2015
Wireless services	$26,544	$—	$—	$26,544
Wireless equipment	4,990	—	—	4,990
Voice	—	1,174	(365)	809
Data	—	213	(88)	125
Internet	—	1,353	(165)	1,188
Other	793	74	9	876
Total net operating revenues	$32,327	$2,814	$(609)	$34,532

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2014
Wireless services	$7,096	$—	$—	$7,096
Wireless equipment	999	—	—	999
Voice	—	352	(88)	264
Data	—	62	(26)	36
Internet	—	345	(37)	308
Other	159	11	2	172
Total net operating revenues	$8,254	$770	$(149)	$8,875

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Year Ended December 31, 2013
Wireless services	$13,579	$—	$—	$13,579
Wireless equipment	1,797	—	—	1,797
Voice	—	719	(240)	479
Data	—	138	(69)	69
Internet	—	747	(81)	666
Other	266	32	3	301
Total net operating revenues	$15,642	$1,636	$(387)	$16,891

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Predecessor
Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
191 Days Ended July 10, 2013
Wireless services	$15,139	$—	$—	$15,139
Wireless equipment	1,707	—	—	1,707
Voice	—	771	(236)	535
Data	—	188	(93)	95
Internet	—	913	(100)	813
Other	279	29	5	313
Total net operating revenues	$17,125	$1,901	$(424)	$18,602

	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended March 31, 2013 (unaudited)
Wireless services	$7,143	$—	$—	$7,143
Wireless equipment	813	—	—	813
Voice	—	352	(99)	253
Data	—	94	(46)	48
Internet	—	434	(47)	387
Other	133	13	3	149
Total net operating revenues	$8,089	$893	$(189)	$8,793

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Note 16.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th
	(in millions, except per share amounts)
Fiscal year 2015
Net operating revenues	$8,027	$7,975	$8,107	$8,071
Operating income (loss)	$501	$(2)	$(197)	$8
Net loss	$(20)	$(585)	$(836)	$(554)
Basic and diluted loss per common share(1)	$(0.01)	$(0.15)	$(0.21)	$(0.14)

Fiscal year 2014
Net operating revenues	$8,789	$8,488	$8,973	$8,292
Operating income (loss)	$519	$(192)	$(2,540)	$318
Net income (loss)	$23	$(765)	$(2,379)	$(224)
Basic and diluted income (loss) per common share(1)	$0.01	$(0.19)	$(0.60)	$(0.06)
_____________

(1)	The sum of the quarterly earnings per share amounts may not equal the annual amounts because of the changes in the weighted average number of shares outstanding during the year.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17.	Related-Party Transactions
Clearwire Related-Party Transactions
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
Equity in losses from Clearwire were $482 million and $202 million for the Predecessor 190-day period ended July 9, 2013 and Predecessor unaudited three-month period ended March 31, 2013, respectively. The equity in losses from our investment in Clearwire consisted of our share of Clearwire's net loss and other adjustments, if any, such as non-cash impairment of our investment, gains or losses associated with the dilution of our ownership interest resulting from Clearwire's equity issuances, derivative losses associated with the change in fair value of the embedded derivative included in exchangeable notes between Clearwire and Sprint, and other items recognized by Clearwire Corporation that did not affect our economic interest. Sprint's equity in losses for the Predecessor 190-day period ended July 9, 2013, include a $65 million derivative loss associated with the change in fair value of the embedded derivative.
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
Cost of services included in our consolidated statements of operations related to our agreement to purchase 4G services from Clearwire totaled $207 million and $101 million for the Predecessor 190-day period ended July 9, 2013 and Predecessor unaudited three-month period ended March 31, 2013, respectively.
Summarized financial information for Clearwire for the 190-day period ended July 9, 2013, which preceded the Clearwire Acquisition, is as follows:

190 Days Ended July 9,
2013
(in millions)
Revenues	$666
Operating expenses	(1,285)
Operating loss	$(619)
Net loss from continuing operations before non-controlling interests	$(1,102)
Net loss from discontinued operations before non-controlling interests	$—
SoftBank Related-Party Transactions
In addition to agreements arising out of or relating to the SoftBank Merger, Sprint has entered into various other arrangements with SoftBank or its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, logistical management and other services.

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Brightstar
We have arrangements with Brightstar, whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices and new accessories to Brightstar for its own purposes. We have provided a $1.0 billion credit line to Brightstar to facilitate certain of these arrangements. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support.
The supply chain and inventory management arrangement included, among other things, that Brightstar would purchase inventory from the OEMs to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the years ended March 31, 2016 and 2015, we incurred fees under these arrangements totaling $102 million and $66 million, respectively. We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels or to be used to fulfill service and repair needs.
Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

	March 31,
Consolidated balance sheets:	2016	2015
	(in millions)
Accounts receivable	$197	$430
Accounts payable	$96	$96

	March 31,
Consolidated statements of operations:	2016	2015
	(in millions)
Equipment revenues (1)	$1,731	$1,818
Cost of products (1)	$1,743	$1,887
 _________________

(1)	Amounts for all other reported periods were immaterial.
Handset Sale-Leaseback Tranche 1
In November, 2015, Sprint entered into a Handset Sale-Leaseback Tranche 1 transaction with MLS, a company formed by a group of equity investors, including SoftBank to sell and lease-back certain devices, which are currently being leased by our customers, for total proceeds of $1.1 billion (see Note 4. Funding Sources and Note 13. Commitments and Contingencies).
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended March 31, 2016.

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
During the year ended March 31, 2016 there was a non-cash equity contribution from the Subsidiary Guarantor to the Non-Guarantor Subsidiaries as a result of organizational restructuring for tax purposes in the amount of $1.5 billion.
Under the Subsidiary Guarantor's revolving bank credit facility and other finance agreements, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer or any Non-Guarantor Subsidiary because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In November 2015, Sprint also entered a Handset Sale-Leaseback Tranche 1 transaction to sell and lease-back certain leased devices. In connection with the Receivables Facility and the Handset Sale-Leaseback Tranche 1, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs and SPE Lessees that are included in the Non-Guarantor Subsidiaries condensed consolidated financial information. Each SPE and SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE or SPE Lessee, to be satisfied out of the SPE or SPE Lessee’s assets prior to any assets in the SPE and SPE Lessee becoming available to Sprint (see Note 4. Funding Sources).
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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,154	$487	$—	$2,641
Accounts and notes receivable, net	87	27	1,099	(114)	1,099
Device and accessory inventory	—	—	1,173	—	1,173
Prepaid expenses and other current assets	—	12	1,908	—	1,920
Total current assets	87	2,193	4,667	(114)	6,833
Investments in subsidiaries	19,783	23,129	—	(42,912)	—
Property, plant and equipment, net	—	—	20,297	—	20,297
Due from consolidated affiliate	50	19,518	—	(19,568)	—
Note receivable from consolidated affiliate	10,377	245	—	(10,622)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	40,073	—	40,073
Definite-lived intangible assets, net	—	—	4,469	—	4,469
Other assets	—	1,127	620	(1,019)	728
Total assets	$30,297	$46,212	$76,701	$(74,235)	$78,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$2,899	$—	$2,899
Accrued expenses and other current liabilities	137	531	3,820	(114)	4,374
Current portion of long-term debt, financing and capital lease obligations	—	3,065	1,625	—	4,690
Total current liabilities	137	3,596	8,344	(114)	11,963
Long-term debt, financing and capital lease obligations	10,377	11,495	8,415	(1,019)	29,268
Note payable due to consolidated affiliate	—	10,377	245	(10,622)	—
Deferred tax liabilities	—	—	13,959	—	13,959
Other liabilities	—	961	3,041	—	4,002
Due to consolidated affiliate	—	—	19,568	(19,568)	—
Total liabilities	10,514	26,429	53,572	(31,323)	59,192
Commitments and contingencies
Total stockholders' equity	19,783	19,783	23,129	(42,912)	19,783
Total liabilities and stockholders' equity	$30,297	$46,212	$76,701	$(74,235)	$78,975

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,492	$518	$—	$4,010
Short-term investments	—	146	20	—	166
Accounts and notes receivable, net	84	157	2,160	(111)	2,290
Device and accessory inventory	—	—	1,359	—	1,359
Deferred tax assets	—	—	62	—	62
Prepaid expenses and other current assets	—	13	1,877	—	1,890
Total current assets	84	3,808	5,996	(111)	9,777
Investments in subsidiaries	21,712	22,413	—	(44,125)	—
Property, plant and equipment, net	—	—	19,721	—	19,721
Due from consolidated affiliate	68	20,934	—	(21,002)	—
Note receivable from consolidated affiliate	10,361	458	—	(10,819)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	39,987	—	39,987
Definite-lived intangible assets, net	—	—	5,893	—	5,893
Other assets	—	1,119	788	(1,019)	888
Total assets	$32,225	$48,732	$78,960	$(77,076)	$82,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$4,347	$—	$4,347
Accrued expenses and other current liabilities	154	625	4,625	(111)	5,293
Current portion of long-term debt, financing and capital lease obligations	—	500	800	—	1,300
Total current liabilities	154	1,125	9,772	(111)	10,940
Long-term debt, financing and capital lease obligations	10,361	14,574	8,426	(1,019)	32,342
Note payable due to consolidated affiliate	—	10,361	458	(10,819)	—
Deferred tax liabilities	—	—	13,898	—	13,898
Other liabilities	—	960	2,991	—	3,951
Due to consolidated affiliate	—	—	21,002	(21,002)	—
Total liabilities	10,515	27,020	56,547	(32,951)	61,131
Commitments and contingencies
Total stockholders' equity	21,710	21,712	22,413	(44,125)	21,710
Total liabilities and stockholders' equity	$32,225	$48,732	$78,960	$(77,076)	$82,841

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	Year Ended March 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$27,174	$—	$27,174
Equipment	—	—	5,006	—	5,006
	—	—	32,180	—	32,180
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	9,439	—	9,439
Cost of products (exclusive of depreciation and amortization below)	—	—	5,795	—	5,795
Selling, general and administrative	—	—	8,479	—	8,479
Severance and exit costs	—	—	409	—	409
Depreciation	—	—	5,794	—	5,794
Amortization	—	—	1,294	—	1,294
Other, net	—	—	660	—	660
	—	—	31,870	—	31,870
Operating income	—	—	310	—	310
Other income (expense):
Interest income	790	165	5	(949)	11
Interest expense	(790)	(1,624)	(717)	949	(2,182)
(Losses) earnings of subsidiaries	(1,997)	(538)	—	2,535	—
Other income, net	—	—	7	—	7
	(1,997)	(1,997)	(705)	2,535	(2,164)
(Loss) income before income taxes	(1,997)	(1,997)	(395)	2,535	(1,854)
Income tax benefit (expense)	2	—	(143)	—	(141)
Net (loss) income	(1,995)	(1,997)	(538)	2,535	(1,995)
Other comprehensive (loss) income	(31)	(31)	(21)	52	(31)
Comprehensive (loss) income	$(2,026)	$(2,028)	$(559)	$2,587	$(2,026)

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE LOSS

Successor
	Three Months Ended March 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues:
Service	$—	$—	$7,876	$—	$7,876
Equipment	—	—	999	—	999
	—	—	8,875	—	8,875
Net operating expenses:
Cost of services (exclusive of depreciation and amortization below)	—	—	2,622	—	2,622
Cost of products (exclusive of depreciation and amortization below)	—	—	2,038	—	2,038
Selling, general and administrative	—	—	2,371	—	2,371
Severance and exit costs	—	—	52	—	52
Depreciation	—	—	868	—	868
Amortization	—	—	429	—	429
Other, net	—	—	75	—	75
	—	—	8,455	—	8,455
Operating income	—	—	420	—	420
Other income (expense):
Interest income	169	20	4	(189)	4
Interest expense	(166)	(373)	(166)	189	(516)
(Losses) earnings of subsidiaries	(154)	199	—	(45)	—
Other expense, net	—	—	(3)	—	(3)
	(151)	(154)	(165)	(45)	(515)
(Loss) income before income taxes	(151)	(154)	255	(45)	(95)
Income tax expense	—	—	(56)	—	(56)
Net (loss) income	(151)	(154)	199	(45)	(151)
Other comprehensive (loss) income	(145)	(145)	(147)	292	(145)
Comprehensive (loss) income	$(296)	$(299)	$52	$247	$(296)

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	Year Ended March 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,421)	$5,551	$(233)	$3,897
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(4,680)	—	(4,680)
Capital expenditures - leased devices	—	—	(2,292)	—	(2,292)
Expenditures relating to FCC licenses	—	—	(98)	—	(98)
Proceeds from sales and maturities of short-term investments	—	343	75	—	418
Purchases of short-term investments	—	(197)	(55)	—	(252)
Change in amounts due from/due to consolidated affiliates	1	(36)	—	35	—
Proceeds from sales of assets and FCC licenses	—	—	62	—	62
Proceeds from sale-leaseback transaction	—	—	1,136	—	1,136
Intercompany note advance to consolidated affiliate	—	(159)	—	159	—
Proceeds from intercompany note advance to consolidated affiliate	—	372	—	(372)	—
Other, net	—	—	(29)	—	(29)
Net cash provided by (used in) investing activities	1	323	(5,881)	(178)	(5,735)
Cash flows from financing activities:
Proceeds from debt and financings	—	250	505	—	755
Repayments of debt, financing and capital lease obligations	—	(500)	(399)	—	(899)
Proceeds from sales of future lease receivables	—	—	600	—	600
Debt financing costs	(1)	—	(10)	—	(11)
Proceeds from issuance of common stock, net	—	10	—	—	10
Intercompany dividends paid to consolidated affiliate	—	—	(233)	233	—
Change in amounts due from/due to consolidated affiliates	—	—	35	(35)	—
Intercompany note advance from parent	—	—	159	(159)	—
Repayments of intercompany note advance from parent	—	—	(372)	372	—
Other, net	—	—	14	—	14
Net cash (used in) provided by financing activities	(1)	(240)	299	411	469
Net decrease in cash and cash equivalents	—	(1,338)	(31)	—	(1,369)
Cash and cash equivalents, beginning of period	—	3,492	518	—	4,010
Cash and cash equivalents, end of period	$—	$2,154	$487	$—	$2,641

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	Three Months Ended March 31, 2014
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(483)	$1,005	$—	$522
Cash flows from investing activities:
Capital expenditures	—	—	(1,488)	—	(1,488)
Expenditures relating to FCC licenses	—	—	(152)	—	(152)
Proceeds from sales and maturities of short-term investments	—	920	—	—	920
Purchases of short-term investments	—	(1,035)	—	—	(1,035)
Change in amounts due from/due to consolidated affiliates	—	(941)	—	941	—
Proceeds from sales of assets and FCC licenses	—	—	1	—	1
Other, net	—	—	(2)	—	(2)
Net cash (used in) provided by investing activities	—	(1,056)	(1,641)	941	(1,756)
Cash flows from financing activities:
Repayments of debt and capital lease obligations	—	—	(159)	—	(159)
Debt financing costs	—	(1)	—	—	(1)
Change in amounts due from/due to consolidated affiliates	—	—	941	(941)	—
Net cash (used in) provided by financing activities	—	(1)	782	(941)	(160)
Net (decrease) increase in cash and cash equivalents	—	(1,540)	146	—	(1,394)
Cash and cash equivalents, beginning of period	—	5,665	699	—	6,364
Cash and cash equivalents, end of period	$—	$4,125	$845	$—	$4,970

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Successor
	Year Ended December 31, 2013
	Parent/Issuer	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$9	$(458)	$388	$—	$(61)
Cash flows from investing activities:
Capital expenditures	—	—	(3,847)	—	(3,847)
Expenditures relating to FCC licenses	—	—	(146)	—	(146)
Acquisitions, net of cash acquired	(16,640)	2,528	—	—	(14,112)
Proceeds from sales and maturities of short-term investments	—	1,715	—	—	1,715
Purchases of short-term investments	—	(1,719)	—	—	(1,719)
Change in amounts due from/due to consolidated affiliates	—	(7,189)	—	7,189	—
Proceeds from sales of assets and FCC licenses	—	—	7	—	7
Investment in consolidated affiliate	(1,900)	—	—	1,900	—
Intercompany note advance to consolidated affiliate	(8,861)	—	—	8,861	—
Other, net	—	—	(6)	—	(6)
Net cash (used in) provided by investing activities	(27,401)	(4,665)	(3,992)	17,950	(18,108)
Cash flows from financing activities:
Proceeds from debt and financings	9,000	—	500	—	9,500
Repayments of debt and capital lease obligations	—	—	(3,378)	—	(3,378)
Debt financing costs	(139)	—	(8)	—	(147)
Proceeds from issuance of common stock and warrants, net	18,540	27	—	—	18,567
Change in amounts due from/due to consolidated affiliates	—	—	7,189	(7,189)	—
Intercompany note advance from parent	—	8,861	—	(8,861)	—
Equity contribution from parent	—	1,900	—	(1,900)	—
Other, net	(14)	—	—	—	(14)
Net cash provided by (used in) financing activities	27,387	10,788	4,303	(17,950)	24,528
Net (decrease) increase in cash and cash equivalents	(5)	5,665	699	—	6,359
Cash and cash equivalents, beginning of period	5	—	—	—	5
Cash and cash equivalents, end of period	$—	$5,665	$699	$—	$6,364

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

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Predecessor
	Three Months Ended March 31, 2013 (Unaudited)
	Subsidiary Guarantor	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(210)	$1,150	$—	$940
Cash flows from investing activities:
Capital expenditures	—	(1,381)	—	(1,381)
Expenditures relating to FCC licenses	—	(55)	—	(55)
Investment in Clearwire (including debt securities)	—	(80)	—	(80)
Proceeds from sales and maturities of short-term investments	1,281	—	—	1,281
Purchases of short-term investments	(926)	—	—	(926)
Change in amounts due from/due to consolidated affiliates	(236)	—	236	—
Proceeds from sales of assets and FCC licenses	—	6	—	6
Other, net	—	(3)	—	(3)
Net cash provided by (used in) investing activities	119	(1,513)	236	(1,158)
Cash flows from financing activities:
Proceeds from debt and financings	—	204	—	204
Repayments of debt and capital lease obligations	—	(59)	—	(59)
Debt financing costs	(10)	—	—	(10)
Proceeds from issuance of common stock, net	7	—	—	7
Change in amounts due from/due to consolidated affiliates	—	236	(236)	—
Net cash (used in) provided by financing activities	(3)	381	(236)	142
Net (decrease) increase in cash and cash equivalents	(94)	18	—	(76)
Cash and cash equivalents, beginning of period	5,218	1,133	—	6,351
Cash and cash equivalents, end of period	$5,124	$1,151	$—	$6,275

Index to Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19.	Subsequent Events
Network Equipment Sale-Leaseback
In April 2016, certain wholly-owned subsidiaries of Sprint entered into agreements (Network Equipment Sale-Leaseback) to sell and lease-back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "the Network LeaseCo SPEs"). Sprint sold certain network equipment with a book value of approximately $3.0 billion to the Network LeaseCo SPEs which was used as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank.
The Network LeaseCo SPEs are variable interest entities for which Sprint has been identified as the primary beneficiary. As a result, Sprint is required to consolidate the Network LeaseCo SPEs and intercompany transactions and balances between Network LeaseCo and the wholly-owned Sprint subsidiaries will be eliminated in consolidation. The network assets involved in the transaction, which consisted primarily of equipment located at cell towers, will remain on Sprint's consolidated financial statements and will continue to be depreciated. Principal and interest payments on the borrowings from the external investors will be paid back in staggered, unequal payments through January 2018.
New Unsecured Financing Facility
In April 2016, Sprint Communications entered into an unsecured financing facility for $2.0 billion. The terms of this facility provide for covenant terms similar to those of the revolving bank credit facility, however, repayments of outstanding amounts cannot be re-drawn. The loan bears interest at a rate equal to LIBOR plus a percentage that varies depending on the time of draw and matures in October 2017. Any amounts borrowed will be required to be repaid if certain debt or equity securities are issued or certain asset sales occur, as set forth more specifically in the agreement. As of May 17, 2016, no amounts had been drawn on this facility.
Handset Sale-Leaseback Tranche 2
In April 2016, Sprint entered into a second transaction with MLS (Handset Sale-Leaseback Tranche 2) to sell and lease-back certain iPhone® devices leased to customers under the iPhone Forever or iPhone for Life programs. In contrast with the first MLS transaction, this sale-leaseback arrangement will be accounted for as a financing transaction. Accordingly, the devices will remain in Property, plant and equipment, net in the consolidated balance sheets and will continue to be depreciated to their estimated residual values generally over the lease term. The proceeds received will be reflected as cash provided by financing activities on the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense over the respective terms. Future changes in the fair value of the financing obligation will be recognized in earnings over the course of the arrangement.
Upon closing of the transaction in May 2016, Sprint sold and leased-back approximately $1.3 billion in book value of leased devices for cash proceeds totaling $1.1 billion and a DPP of $186 million, which will be settled at the end of the arrangement and is subject to certain device losses incurred by MLS.
Shentel Transaction
In April 2016, we received regulatory approval and the transaction was closed in May 2016 for a series of agreements we entered into in August 2015 with Shenandoah Telecommunications Company (Shentel) as a result of Shentel acquiring one of our wholesale partners, NTELOS Holdings Corp (nTelos). The total consideration for this transaction to acquire certain assets such as spectrum, to amend our affiliate agreement with Shentel and to expand the area in which Shentel provides wireless service to Sprint customers on more favorable economic terms included approximately $195 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. Approximately $110 million of the total purchase price will be recorded as a loss in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos.

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