Form 10-K/A
period 2016-03-31
SPRINT Corp
filed 2016-07-29
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-K/A
(Amendment No. 1)
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

SPRINT CORPORATION

EXPLANATORY NOTE

Sprint Corporation (the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (“Form 10‑K”) with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2016. The Company is filing this Amendment No. 1 to the Form 10-K (“Form 10‑K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from its definitive proxy statement for the 2016 annual meeting of stockholders, because the Company's definitive proxy statement will not be filed with the SEC within 120 days after the end of its fiscal year ended March 31, 2016. This Form 10-K/A hereby amends and restates in their entirety the Form 10-K cover page and Items 10 through 14 of Part III.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company's Form 10-K and the Company's other filings with the SEC.

PART III

ITEM 10: DIRECTORS AND CORPORATE GOVERNANCE.

Directors

Our board is currently composed of eight directors. As previously disclosed, Robert Bennett will not be standing for re-election to our board but will serve until the annual stockholders’ meeting.
We consider all directors nominated by SoftBank Group Corp. (SoftBank), except our Chief Executive Officer (CEO), to be “SoftBank Designees.” SoftBank Designees who are not independent are known as “SoftBank Affiliate Directors.” Until SoftBank owns less than 50% of our outstanding voting power, the board is required to include at least three independent directors or such greater number as may be required by applicable law or applicable rules of the stock exchange on which our stock is traded. For so long as SoftBank holds at least a majority of our common stock, it will be able to elect all of the members of our board.
In accordance with our bylaws, our board currently consists of our President and CEO (Marcelo Claure), five independent SoftBank Designees (Robert Bennett, Gordon Bethune, Adm. Michael Mullen, Julius Genachowski, and Sara Martinez Tucker), and two SoftBank Affiliate Directors (Masayoshi Son and Ronald Fisher).
Robert Bennett, age 58, Sprint director since 2006; Managing Director of Hilltop Investments, LLC. Mr. Bennett serves as a director of Hewlett-Packard Company, Discovery Communications, Inc., and Liberty Media Corporation, and has served as a director of Demand Media, Inc. Mr. Bennett is the former President and Chief Executive Officer of Liberty Media Corporation (“Liberty”). He served in those positions from April 1997 until August 2005. He was one of the founding executives of Liberty and served as its Principal Financial Officer from its inception in 1991 until 1997. He currently is Managing Director of Hilltop Investments, LLC, a family investment company. Mr. Bennett also served as President of Discovery Holding Company from March 2005 until September 2008 when it merged with Discovery Communications, Inc., creating a new public company. Prior to his tenure at Liberty, he worked with Tele-Communications, Inc. in a variety of financial positions and with the Bank of New York. Mr. Bennett has extensive knowledge of the capital markets and other financial and operational issues from his experiences as a principal financial officer and president and chief executive officer of Liberty, which allows him to provide an invaluable perspective on financial and operational matters to our board. Mr. Bennett will not be standing for re-election to our board but will serve until the annual stockholders’ meeting.
Gordon Bethune, age 74, Sprint director since 2004; retired Chairman and Chief Executive Officer of Continental Airlines, Inc. Mr. Bethune has served as a director of Honeywell International Inc., Prudential Financial, Inc., and Willis Group Holdings, Ltd. Mr. Bethune served as Chief Executive Officer of Continental Airlines from 1994 until December 30, 2004 and as Chairman from 1996 until December 30, 2004. Mr. Bethune has extensive experience serving as a chief executive officer and director of large international corporations, providing our board with the perspective of someone familiar with all facets of an international enterprise. He has extensive experience with developing and implementing strategies and policies for the acquisition and development of employee talent.
Marcelo Claure, age 45, Sprint director since 2014; President and Chief Executive Officer of Sprint. Mr. Claure was named President and CEO, effective August 11, 2014, and has served on the Sprint board of directors since January 2014. Prior to this, he was CEO of Brightstar, a company he founded in 1997 and grew from a small Miami-based distributor of mobile device accessories into a global business with more than $10 billion in gross revenue for the year ended 2013. Mr. Claure serves on the board of directors of CTIA-The Wireless Association and was a member of its 2015 Executive Committee. He also is a member of the board of directors of My Brother’s Keeper Alliance. As our President and Chief Executive Officer, Mr. Claure provides our board with unparalleled insight into our Company’s operations. His experience in the telecommunications industry while making Brightstar one of the largest global distribution, services, and innovation companies in the industry provides a valuable perspective to our board.
Ronald Fisher, age 68, Vice Chairman of the Board and Sprint director since 2013. Mr. Fisher is a director of SoftBank and has been a director of E*Trade Financial Corp. and GSI Commerce. Mr. Fisher has over 30 years of experience of working with high growth and turnaround technology companies. Mr. Fisher joined SoftBank in 1995, overseeing its U.S. operations and other activities outside of Asia, and was the founder of SoftBank Capital. He is currently a director of SoftBank. Prior to joining SoftBank, Mr. Fisher was the CEO of Phoenix Technologies Ltd., a leading developer and marketer of system software products for personal computers, from 1990 to 1995. Mr. Fisher joined Phoenix from Interactive Systems Corporation, a UNIX software company that was purchased by the Eastman Kodak Company in 1988. At Interactive Systems

he served for five years as President, initially as COO and then CEO. Mr. Fisher’s experience prior to Interactive Systems includes senior executive positions at Visicorp, TRW, and ICL (USA). Mr. Fisher possesses particular knowledge and experience in technology industries, and with strategic planning and leadership of complex organizations, including at other public corporations.
Julius Genachowski, age 53, Sprint director since 2015, Managing Director of The Carlyle Group. Mr. Genachowski is also a director of Mastercard, Inc. Mr. Genachowski is a Managing Director at The Carlyle Group, a private investment company, which he joined in 2014. He served as Chairman of the U.S. Federal Communications Commission (“FCC”) from 2009 to 2013. Prior to the FCC, he held senior executive positions at IAC/InterActiveCorp, an Internet and media company, and was engaged with several public and private companies in the technology, media and telecommunications sector as a board member, investor or advisor. He is a senior fellow at the Aspen Institute, and has taught a joint class at Harvard Business and Law Schools. Earlier in his career, he worked in Congress for the Select Committee on the Iran-Contra Affair, for then-Representative Charles Schumer, and he was a law clerk to U.S. Supreme Court Justice David H. Souter. He is currently a member of the President’s Intelligence Advisory Board. Mr. Genachowski’s experience as a senior executive and director at media and other consumer-facing companies paired with his experience as former Chairman of the FCC provides our board with a valuable perspective on the business and regulatory environments in which our Company operates.

Adm. Michael Mullen, age 69, Sprint director since 2013; former 17th Chairman of the Joint Chiefs of Staff. Mr. Mullen also serves as a director of General Motors Company. Adm. Mullen serves on the board of directors as the “Security Director” under the National Security Agreement among Sprint, SoftBank, the Department of Justice, the Department of Homeland Security, and the Department of Defense. Admiral Mullen served as the 17th Chairman of the Joint Chiefs of Staff from October 2007 until his retirement in September 2011. Previously, Admiral Mullen served as the 28th Chief of Naval Operations (“CNO”) from July 2005 to 2007. CNO was one of four different four-star assignments Admiral Mullen held, including Commander, U.S. Naval Forces Europe and Commander, Allied Joint Force Command, and the 32nd Vice Chief of Naval Operations. Since 2012, he has served as President of MGM Consulting LLC and is the Charles and Marie Robertson Visiting Professor at the Woodrow Wilson School of Public and International Affairs at Princeton University. He also sits on the Board of the Bloomberg Family Foundation. Adm. Mullen brings to our board extensive senior leadership experience gained during his 43-year career in the U.S. military. As Chairman of the Joint Chiefs of Staff, the highest ranking officer in the U.S. military, Adm. Mullen led the armed forces during a critical period of transition, overseeing two active war zones. Adm. Mullen’s experience and relationships within the government allow him to lead our Government Security Committee and provide guidance on national security matters impacting the telecommunications industry. Adm. Mullen’s unique experience leading change in complex organizations, executive development and succession planning, diversity implementation, crisis management, strategic planning, budget policy, risk management, and technical innovation are important to the oversight of Sprint’s business and allows him to make a significant and invaluable contribution to our board.

Masayoshi Son, age 58, Chairman of the Board, Sprint director since 2013; Chief Executive Officer and Chairman of the Board of SoftBank Group Corp. Mr. Son also serves as a director of SoftBank and Alibaba Group Holding Limited. Mr. Son founded SoftBank Corp. (now SoftBank Group Corp.) in September 1981 and has been its Chairman and Chief Executive Officer since February 1986. Mr. Son also served as President of SoftBank Corp. from February 1986 until June 2015. Mr. Son serves in various capacities within SoftBank’s portfolio of companies, including Vodafone K.K. (currently SoftBank Mobile Corp.) as Chairman and Chief Executive Officer, which is a position he has held since 2006. In addition, Mr. Son sits on the board of directors of Yahoo! Japan Corporation, which was established as a joint venture between SoftBank and Yahoo! Inc., and served as its Chairman from 1996 until 2015. Mr. Son has also served as Chairman of the Broadband Association in Japan and of The Great East Japan Earthquake Recovery Initiative Foundation. Mr. Son’s vast experience in the telecommunications industry, including his successes in Japan disrupting telecom duopolies, is valuable to Sprint. As part of the SoftBank Merger, it was determined that Mr. Son, because of his interest as Chairman and Chief Executive Officer of SoftBank, our controlling stockholder, would be appointed to our board. Mr. Son provides expertise, leadership, and strategic direction to the Sprint board.

Sara Martinez Tucker, age 61, Sprint director since 2013; former President and Chief Executive Officer of the National Math and Science Initiative. Ms. Tucker also serves as a director of American Electric Power Co., Inc. and Xerox Corp. Ms. Tucker served as Chief Executive Officer and President at National Math and Science Initiative, Inc. from March 2013 until February 2015. Ms. Tucker served as the Under Secretary of the U.S. Department of Education from 2006 to December 2008. Her responsibilities included overseeing policies, programs and activities related to postsecondary education, vocational and adult education, and federal student aid. Ms. Tucker served as the Chief Executive Officer and President of the Hispanic Scholarship Fund from 1997 to 2006. Previously, she worked for 16 years at AT&T and served as Regional Vice President of its Global Business Communications Systems. She has been a Trustee of University of Notre Dame since June 2009, and a member of the University of Texas System Board of Regents since May 2015. Ms. Tucker brings to our board expertise relevant to a large telecommunications company, including her business experience and executive leadership expertise. These skills and experience are the result of her education, experience in the telecommunications industry, service at the U.S. Department of Education, leadership positions at the Hispanic Scholarship Fund, and her service on other public company boards and committees.
Director Not Standing for Re-election
Nikesh Arora, age 48. On June 22, 2016, Mr. Arora notified us that he was resigning from our Board effective immediately. Mr. Arora served as one of our SoftBank Affiliate Directors since 2014.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC and the New York Stock Exchange ("NYSE") initial reports of beneficial ownership and reports of changes in beneficial ownership of our shares and other equity securities. These people are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file, and we make these reports available at http://investors.sprint.com/financials/default.aspx. To our knowledge, based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required, during fiscal year 2015, all Section 16(a) filing requirements applicable to our directors, executive officers and beneficial owners of more than 10% of our equity securities were met.
Code of Ethics
Our code of ethics, the Sprint Code of Conduct, is available at www.sprint.com/governance or by email at shareholder.relations@sprint.com. It describes the ethical and legal responsibilities of directors and employees of our Company and our subsidiaries, including senior financial officers and executive officers.
All of our directors and employees (including all senior financial officers and executive officers) are required to comply with the Sprint Code of Conduct. In support of the ethics code, we have provided employees with a number of avenues for the reporting of potential ethics violations or similar concerns or to seek guidance on ethics matters, including a 24/7 telephone helpline. The Audit Committee has established procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters, including the confidential, anonymous submission by our employees of any concerns regarding questionable financial and non-financial matters to the Ethics Helpline at 1-800-788-7844, by mail to the Nominating and Corporate Governance Committee, c/o Sprint Corporation, 6200 Sprint Parkway, Overland Park, KS 66251, KSOPHF0302-3B424, or by email to ethicshelpline@sprint.com. Our Chief Ethics Officer reports regularly on our ethics and compliance program to the Nominating Committee and annually to the entire board.
Audit Committee

The Board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board in monitoring the integrity of our financial statements, the qualifications, independence and performance of our independent registered public accounting firm, the performance of our internal audit function and our compliance with legal and regulatory requirements. The charter of the Audit Committee is available on the Corporate Governance page of the Investors section of our website at http://investors.sprint.com/corporate-governance/default.aspx, or by requesting a copy, in print, without charge by contacting our Corporate Secretary at 6200 Sprint Parkway, Overland Park, Kansas 66251. As of the date of this Amendment, the Audit Committee is comprised of Messrs. Bennett (Chairman), Genachowski, and Ms. Tucker, each of whom are independent under the listing standards of NYSE. The Board has determined that each of Messrs. Bennett, Genachowski and Ms. Tucker is financially literate under NYSE rules and that Mr. Bennett qualifies as an “audit committee financial expert” as defined by SEC rules.

Item 11.	Executive Compensation Compensation Discussion and Analysis
This compensation discussion and analysis describes the compensation program for our named executive officers for the fiscal year ended March 31, 2016 (fiscal year 2015), who were as follows:
Marcelo Claure, President and CEO;
Tarek Robbiati, Chief Financial Officer (CFO), effective August 31, 2015;
Jaime Jones, Area President-South;
Roger Solé, Chief Marketing Officer, effective December 12, 2015;
John Saw, Chief Technology Officer;
Kevin Crull, Area President-Central (Chief Marketing Officer until December 12, 2015); and
Joseph Euteneuer, former CFO.
Compensation Overview
Philosophy and Objectives of Our Executive Compensation Program

•	Attract and retain qualified and experienced executives by providing base salaries, target incentives, and benefits that are market competitive;

•
Hold executives accountable for their performance by requiring that a substantial portion of total compensation is earned over a multi-year period and subject to forfeiture to the extent that vesting requirements and performance objectives are not met;

•
Pay for performance by tying a substantial portion of our executives’ compensation opportunities directly to, and rewarding them for, our performance through short- and long-term incentive compensation plans that include performance objectives most critical to driving our continued financial and operational improvement and long-term stockholder value; and

•
Structure our compensation programs to align executive interests with those of our stockholders, mitigate the possibility that our executives undertake excessively risky business strategies, and adhere to corporate governance best practices.

Components of Our Executive Compensation Program
The major components of our executive compensation program for fiscal year 2015 were:

•	Base salary;

•	Short-term incentives under our short-term incentive compensation plan (or STIC); and

•	Long-term incentives under our long-term incentive compensation plan (or LTIC), including performance- based turnaround incentive awards.

Other components of our executive compensation program for fiscal year 2015 include the following benefits:

•	Change in control and severance benefits under employment agreements with our named executive officers and our Change in Control Severance Plan;

•	Retirement benefits under our 401(k) plan and deferred compensation plan;

•	Perquisites and other benefits; and

•	Employee health and welfare benefits and programs.

Fiscal Year 2015 Performance
Fiscal year 2015 marked an inflection point for Sprint, as we generated positive postpaid phone net additions and posted record low churn while at the same time reducing operating expenses, leading to positive operating income. Mr. Claure and other senior management members have exhorted each member of the Sprint team to work towards implementing and achieving the following transformation pillars:

Pillar	Strategy
Build Superior Network	Continue building a best-in-class network that delivers the consistent reliability, capacity, and speed that customers demand
Achieve Lowest Cost Structure	Transform our cost structure to the lowest in our industry across every aspect of the business
Acquire and Retain Customers	Establish deep, meaningful and long-lasting customer relationships through brand building, acquisition, retention, and innovation
Finance our Future	Create an alternative financial structure that leverages our assets to fuel our growth and maximize stockholder value
Develop World-class Team and Partnerships	Attract and retain world-class talent and establish strategic partnerships with the best and brightest to create the optimal, engaged, and winning team.
Create Amazing Customer Experience	Deliver the best wireless experience and become the undisputed loyalty leader so customers stay longer, buy more, and tell their friends
We demonstrated our commitment to repositioning Sprint in the wireless industry by executing on these imperatives in fiscal year 2015, including:

•
Deploying our LTE Plus Network in more than 204 major markets across the country, including recent launches in New York City, Boston, and Philadelphia with plans for expansion in the coming months. An analysis of Nielsen Mobile Performance crowd-sourced data from January through March 2016 showed that Sprint’s LTE Plus Network continued to outperform Verizon, AT&T and T-Mobile by delivering the fastest LTE download speeds.

•	Reducing operational costs in fiscal year 2015;

•	Implementing a simplified organizational structure and creating a new and more engaged culture;

•	Improving our financial flexibility by executing several financing transactions, including several handset and network related sale and leaseback transactions;

•	Transforming the senior leadership team by recruiting several leaders in our industry from around the globe; and

•	Bringing in more than 438,000 postpaid phone customers, which represents an improvement of nearly 2 million such postpaid phone customers from the prior year.
The compensation decisions in the last fiscal year were made to continue to help achieve these transformation pillars, as discussed below, and fiscal year 2015 was a year marked by recruitment of many new members of the leadership team.
Key Fiscal Year 2015 Compensation Decisions
Base Salary
Base salary is designed primarily to attract and retain executives. Our named executive officers’ salaries are based on a number of factors, including the nature, responsibilities and reporting relationships of the position, individual performance of the executive, salary levels for incumbents in comparable positions at peer companies as well as other executives within our organization, and experience and tenure of the executive. For fiscal year 2015, the annual base salaries for each of our incumbent named executive officers remained the same, except that the Compensation Committee approved an increase to Mr. Saw’s annual base salary from $465,000 to $550,000 based on market data and to recognize his increased responsibilities.
Turnaround Incentive Awards
On August 7, 2015, Sprint entered into an amended and restated employment agreement with Mr. Claure extending the initial term from August 18, 2015 until May 31, 2019 (the Initial Term). Importantly, the employment agreement specifies that Mr. Claure will receive neither an increase in base salary nor an increase in short-term incentive bonus opportunity during the Initial Term, and will receive no awards under the long-term incentive plans for 2016, 2017 and 2018. Instead, consistent with Sprint’s long-term performance focus, as well as alignment with significant stockholder value creation and the pillars described above, Mr. Claure was granted a special performance-based equity award that can be earned only upon a sustained and significant increase in the price of Sprint stock (referred to as the Turnaround Incentive Award or TIA as described further below). As a result, the entirety of Mr. Claure’s long-term incentive award for the next three years is tied to challenging stock price performance goals, and none of his awards vest solely on continued employment. Furthermore, if the Company terminates Mr. Claure’s employment with Sprint without cause upon non-renewal of his employment agreement at the end of the Initial Term, he will not be entitled to the severance benefits that were previously provided for in the employment agreement.
Sprint granted TIA awards to each of our other named executive officers, except for Mr. Euteneuer, our former CFO. The TIA awards, granted in the form of performance-based RSUs, can be earned based on the achievement of specified volume-weighted average prices of our common stock during regular trading on the NYSE over any 150-calendar day period (or VWAP Prices) during the four-year period from June 1, 2015 through May 31, 2019 (which period we refer to as the Performance Period). As a result, these awards require a sustained and significant increase in the price of Sprint stock. The Compensation Committee determined to grant the TIA awards in order to recruit and retain executive officers and focus the leadership team on a common set of objectives driven by the six pillars described above. The TIA awards were used as a recruitment tool, but were also granted to incumbent officers Jones, Saw, and Solé in an effort to align their incentives with those of the CEO and our new executives in order to create a cohesive performance incentive within our senior management team. As mentioned above, Mr. Claure will forgo all long-term incentive awards for 2016 - 2018, and each of the other officers were required to forego a portion of his LTIC opportunity in each of 2016, 2017, and 2018. Payouts for the TIA awards will be determined as follows (with straight-line mathematical interpolation intended for performance between identified VWAP price levels):

Named Executive Officer	Target Number of Shares Under TIA Awards	Highest VWAP Price During Performance Period	Percentage of Earned TIA Awards
Claure	10,000,000	Less than $7.00	0%
Robbiati	1,250,000	7.00	25%
Jones	1,250,000	$7.50	50%
Solé	1,250,000	$8.00	100%
Saw	625,000	Greater than $10.00	120%
Crull	2,500,000
Euteneuer	N/A
If earned, the TIA awards will vest and be settled in shares (the Earned Shares) to the extent of 50% on the fourth anniversary of the grant date and 50% on the fifth anniversary of the grant date, except for Mr. Crull, whose vesting occurs 50% on May 31, 2019 and 50% on May 31, 2020.
2015 STIC Plan
Our STIC plan is our annual cash incentive plan, which is intended to ensure that annual incentives are tied to the successful achievement of critical operating and financial objectives that are the leading drivers of sustainable increases in stockholder value. Participants generally had to be employed on March 31, 2016 in order to earn STIC plan awards for the fiscal year 2015 performance period. However, a prorated payout was available for employees who were terminated during the year as the result of death, disability, retirement, or involuntary termination without cause. Under the STIC plan, our named executive officers are eligible to receive a target bonus opportunity, expressed as a percentage of base salary. The target opportunities for the named executive officers for fiscal 2015 are set forth in the table below.

Named Executive Officer	FY 2015 STIC Plan Target Opportunity (% of Base Salary)	FY 2015 STIC Plan Target Opportunity ($)(1)
Claure	200	3,000,000
Robbiati	125	584,699
Jones	90	360,000
Solé	90	359,410
Saw	75	380,277
Crull	100	800,000
Euteneuer	130	589,085

(1)
Fiscal year 2015 STIC plan target opportunities for Messrs. Robbiati, Solé, and Euteneuer were prorated to reflect their start dates or termination date, as applicable. Mr. Crull’s target opportunity was not prorated pursuant to his employment agreement.

In determining the amount earned under the STIC, each named executive officer’s achievement was measured against corporate objectives (except for Mr. Jones, whose objective was allocated 60% to Postpaid and General Business and 40% to corporate objectives from April 1, 2015 through January 10, 2016, and 100% to corporate objectives from January 11, 2016 through March 31, 2016). This change in Mr. Jones’s allocation was to align his compensation with our “One Sprint” organizational structure. In addition, each named executive officer’s fiscal year 2015 performance was evaluated and the Compensation Committee applied an individual performance factor ranging from 75% to 125% in order to further align incentives between performance and compensation.
To further our goal of tying a significant portion of each named executive officer’s total annual compensation to our business performance, the STIC plan provided on an objective-by-objective basis for a payment equal to the named executive officer’s targeted opportunity (set at a percentage of his base salary) only if our actual results met threshold performance levels. If our actual performance exceeded the targeted objectives, named executive officers were eligible for a payout in excess of their respective targeted opportunities (capped at 200%). Similarly, if our actual performance was below the target objectives, but exceeded the minimum threshold levels, named executive officers were eligible for a payout below their respective targeted opportunities. In addition, an achievement award of an additional 20% payout would have been provided to all STIC eligible employees if Sprint had achieved 1 million Sprint platform handset net additions. As Sprint achieved 437,311 postpaid handset net additions, this additional payout was not earned. If the minimum aggregate threshold level of performance was not attained, no payments would be earned under the STIC. To ensure that the results under the formulaic STIC metrics fully reflected the Company’s overall performance for the year, the Compensation Committee retained discretion to adjust payouts at year-end. Refer to our discussion below under “Tax Deductibility of Compensation” for a discussion of the potential tax deductibility of certain performance-based awards under Section 162(m) of the Internal Revenue Code. The table below summarizes the metrics and weightings set for the Corporate 2015 STIC plan in support of the transformational imperatives previously discussed.

Performance Metric	Weighting
Improvement in Net Promoter Score - a measure of customers' perceptions of Sprint	25%
Corporate Gross Additions - a measure of the new wireless subscribers we gain	25%
Corporate Churn - a measure of how we retain existing customers	25%
Adjusted EBITDA less Handset Depreciation - Adjusted EBITDA is further adjusted to substract the depreciation expenses due to leasing of mobile devices to customers	25%

Actual results based on the objectives and targets set for the Corporate 2015 STIC plan are outlined in the table below and resulted in a payout of 100% of target opportunity (subject to adjustment by the individual performance factor):

Objective	Fiscal Year 2015 Minimum Thresholds	Fiscal Year 2015 Target	Fiscal Year 2015 Maximum	Actual Results	Earn-out Percentage
Corporate Gross Additions
Postpaid & General Business (60%)	6,296,000	6,896,000	7,696,000	6,379,000	35%
Prepaid (20%)	8,213,000	8,813,000	9,613,000	8,494,000	60%
Wholesale (10%)	5,264,000	5,864,000	6,664,000	6,746,000	76%
Enterprise Solutions (10%)	272,000	362,000	482,000	671,000	103%
Corporate Gross Additions					73%
Adjusted EBITDA less Handset Depreciation	$4,900 million	$5,200 million	$6,200 million	$6,365 million	200%
Improvement in Net Promoter Score	4 point improvement from target date	6 point improvement from target date	10 point improvement from target date	1 point improvement from target date	0%
Corporate Churn					150%
Postpaid & General Business (75%)	1.85%	1.8%	1.6%	1.59%	200%
Prepaid (25%)	4.61%	4.51%	4.11%	5.39%	0%
Corporate Payout Percentage					100%
Accordingly, the named executive officers received STIC payments as follows:

Named Executive Officer	FY 2015 STIC Plan Target Opportunity ($)	Business Payout Percentage (%)	Individual Factor Payout Percentage (%)	Aggregate Payout Percentage (%)	FY 2015 STIC Plan Payout ($)
Claure	3,000,000	100	100	200	3,000,000
Robbiati	584,669	100	100	100	584,699
Jones	360,000	102	100	102	367,199
Solé	359,410	100	100	100	359,410
Saw	380,277	100	112.5	112.5	427,812
Crull	800,000	100	100	100	800,000
Euteneuer	589,085	100	75	75	441,814
LTIC Plan
Our LTIC plan is designed to encourage retention, link payment of performance-based awards to achievement of financial and operational objectives critical to our long-term success, and create a commonality of interests between our executives and our stockholders. By dovetailing with the STIC plan, our LTIC plan is also intended to create balance between short-term, or annual, performance goals and longer-term objectives that are critical to growing and sustaining stockholder value. Under the 2015 LTIC plan, each of our named executive officers (other than Mr. Claure) is eligible to earn equity-based awards subject to performance-based and/or service-based vesting conditions. For Mr. Claure, on August 18, 2014, he received an initial LTIC opportunity award of $24 million intended to cover all LTIC awards that might otherwise have been granted to Mr. Claure under the 2014 and 2015 LTIC plans (and he is not entitled to LTIC awards for 2016, 2017, or 2018).

2015 LTIC. The participating named executive officers’ fiscal year 2015 LTIC plan awards were granted under our 2007 Omnibus Incentive Plan (except for Mr. Robbiati, whose LTIC plan award was granted under the 2015 Omnibus Incentive Plan) in the form of time-based RSUs, performance-based RSUs, and stock options (as opposed to any cash-settled awards) to emphasize the imperative of achieving long-term growth and alignment with stockholder interests. Stock options only have value if Sprint’s stock price increases after the grant date. Allocations of the three types of awards granted under our 2015 LTIC plan are as follows:

Type of Award	Percent of 2015 LTIC Plan Opportunity	Vesting
Time-based RSUs	20%	Generally cliff vest on May 20, 2018
Performance-based RSUs (pRSUs)	40%
Generally vest on May 20, 2018, with earn-out allocated one-third to each of three annual performance periods (fiscal years 2015, 2016, and 2017) with vesting of each third conditioned on achievement against objectives

Earned pRSUs remain subject to a continued service-vesting requirement until the third anniversary of the grant date, thus ensuring that all earned pRSUs remain fully subject to the Company’s stock price performance for the duration of the vesting period

Time-based stock options	40%	Generally vest ratably on each of May 20, 2016, 2017 and 2018 Only have value if the Company’s stock price increases from the date of grant

For fiscal year 2015, each of our named executive officers (except for Mr. Claure, who was not eligible to receive an LTIC award for 2015 due to the initial LTIC award described above that was granted to him in August 2014) was granted a target opportunity under the LTIC plan, as follows:

Named Executive Officer	2015 LTIC Plan Target Opportunity ($)
Robbiati	1,500,000
Jones	1,200,000
Solé	800,000
Saw	1,150,000
Crull	2,000,000
Euteneuer	3,500,000
The Compensation Committee typically grants equity awards under the LTIC plan in May, following a review of the fiscal year budget and an assessment of the factors critical to driving long-term stockholder value. Grants of awards under the 2015 LTIC plan were made in May 2015, with earn-outs of pRSUs granted under the 2015 LTIC plan for the first annual performance period based on the 12-month performance period ended March 31, 2016 noted above.
Performance-Based RSUs. Similar to our STIC plan, the pRSUs granted under our LTIC plan provided for a payment equal to the named executive officer’s targeted opportunity for such awards (set at a percentage of his total LTIC plan opportunity) only if our actual results meet the targets for each completed performance period. An earn-out of pRSUs in excess of a named executive officer’s targeted opportunity may be made if our actual performance exceeds the targeted objectives (capped at 200%), an earn-out below targeted opportunity may be made if our actual performance is below the target objectives but exceeds the minimum threshold level, and no earn-out would be made if our actual performance does not exceed the minimum threshold level. Earn-outs made under the LTIC plan are subject to the Compensation Committee’s discretion. Refer to our discussion below under “Tax Deductibility of Compensation” for a discussion of the potential tax deductibility of certain performance-based awards under Section 162(m) of the Internal Revenue Code.

Grants of pRSUs under our 2015 LTIC plan were allocated one-third to each of three fiscal year performance periods. Given the focus on profitability, growth, and customer acquisition for this performance period, the Compensation Committee adopted objectives for the pRSUs for the first annual performance period (fiscal year 2015) that were identical to those approved for the corporate objectives and weightings under the 2015 STIC plan:

Performance Metric	Weighting
Improvement in Net Promoter Score - a measure of customers' perceptions of Sprint	25%
Corporate Gross Additions - a measure of the new wireless subscribers we gain	25%
Corporate Churn - a measure of how we retain existing customers	25%
Adjusted EBITDA less Handset Depreciation - Adjusted EBITDA is further adjusted to substract the depreciation expenses due to leasing of mobile devices to customers	25%
Accordingly, based on the total payout percentage of 100% of our corporate objectives (as discussed above under “Key Fiscal Year 2015 Compensation Decisions-2015 STIC Plan”), for the award of pRSUs covering our fiscal year 2015 performance period, results for the 2015 LTIC plan for fiscal year 2015 were as follows, with the earned pRSUs generally scheduled to vest on May 20, 2018:

Named Executive Officer	2015 LTIC Plan Target pRSUs for FY 2015 ($)	2015 LTIC Plan Target pRSUs for FY 2015 (#)	Corporate Factor Earned Percentage (%)	2015 LTIC Plan pRSUs Earned for FY 2015 (#)
Robbiati	243,852	48,192	100	48,192
Jones	148,910	31,683	100	31,683
Solé	99,274	21,122	100	21,122
Saw	142,706	30,363	100	30,363
Crull	245,543	52,805	100	52,805
Euteneuer(1)	434,322	41,660	100	41,660

(1)
Mr. Euteneuer’s 2015 LTIC plan target pRSUs were pro-rated effective October 31, 2015 as a result of his departure from the Company. Of his original grant of 92,409 pRSUs, 50,749 were forfeited as a result of his termination.

The performance objectives for fiscal 2016 were established by the Compensation Committee in May 2016 and the performance objectives for fiscal 2017 performance periods are expected to be established by the Compensation Committee in May 2017.

2014 LTIC. The 2014 LTIC plan also has pRSUs allocated one-third to each of three annual performance periods. The second annual performance period, covering our 2015 fiscal year, had the same targets and objectives as the first annual performance period of the 2015 LTIC plan. Results based on the objectives and targets for these performance periods covering our 2015 fiscal year were the same as reported above for the 2015 STIC Plan. Accordingly, for the fiscal year 2015 performance period under the 2014 LTIC plan, based on the total payout percentage of 100% of our corporate objectives (as discussed above under “Key Fiscal Year 2015 Compensation Decisions-2015 STIC Plan”), for the award of pRSUs covering our fiscal year 2015 performance period, results for the 2014 LTIC plan for fiscal year 2015 were as follows, with the earned pRSUs generally scheduled to vest on May 20, 2017 (August 18, 2017 for Mr. Claure): 465,505, 18,851, 9,835, and 25,864 for Messrs. Claure, Saw, Jones, and Euteneuer, respectively.

2013 LTIC. Earn-out of pRSUs granted under our 2013 LTIC plan were conditioned on achievement of a predetermined performance objective (cumulative Adjusted EBITDA) during a single two-year performance period of calendar years 2014-2015. Adjusted EBITDA for this purpose was Adjusted EBITDA for financial reporting purposes, further adjusted for certain accounting policy changes and for one-time or other significant discretionary items approved by the Compensation Committee. The performance objective was not met after adjusting for certain unbudgeted impacts of handset leasing and installment billing and, therefore, no payouts under the 2013 LTIC Plan were earned in fiscal year 2015.

Other Components of Executive Compensation
Our named executive officers’ total rewards opportunities consisted of a number of other elements important to our compensation philosophy for fiscal year 2015 of attracting, retaining, and motivating our named executive officers:
Employee Benefit Plans and Programs. Our compensation program includes a comprehensive array of health and welfare benefits in which our eligible employees, including our named executive officers, are eligible to participate on terms and conditions substantially similar to those that apply for our other employees. We pay all of the costs for some of these benefit plans, and participants contribute a portion of the cost for other benefit plans. We also maintain an employee stock purchase plan, in which our eligible employees, including our named executive officers, are eligible to participate.
Retirement Program. Our retirement program consists of the Sprint Corporation 401(k) Plan, which provides participants with a fixed matching contribution on up to 4% of eligible compensation to help build financial security for their future. The amount of any matching contributions made by us to participating named executive officers is included in the “All Other Compensation” column of the Fiscal Year 2015 Summary Compensation Table below.
Deferred Compensation. Certain employees, including our named executive officers, are offered the opportunity to participate in the Sprint Corporation Deferred Compensation Plan, a nonqualified and unfunded plan, under which employees may defer to future years the receipt of certain compensation in addition to that eligible under the 401(k) plan. Participants may elect to defer up to 50% of base salary, up to 75% of STIC plan payments, and up to 75% of cash-based performance unit payouts made under our LTIC plan. We believe this plan helps attract and retain executives by providing them with another tax efficient method to plan for retirement. Participants elect to allocate deferred and any matching contributions among one or more hypothetical investment options, which include one option that tracks our common stock and other options that track broad-based bond and equity indices.
Personal Benefits and Perquisites. The personal benefits and perquisites that we provide to our named executive officers are intended to promote executive retention and to allow our executives to maximize their focus on Sprint. In accordance with the Company’s relocation policy applicable to senior executives, the Company provided relocation benefits to several executives in connection with the hiring of such executives from various locations around the globe. These benefits are summarized in footnote seven to the Fiscal Year 2015 Summary Compensation Table below. Pursuant to his employment agreement, Mr. Claure is permitted to use up to six hours of flight time per month for personal travel on our corporate aircraft. Any unused hours are carried over to the next month, and Mr. Claure is required to pay the full incremental cost (but not the fixed cost) calculated pursuant to federal aviation regulations associated with personal use of the aircraft to the extent he exceeds his monthly allotted flight time (plus carryover hours). Mr. Claure is also permitted to have his family or guests accompany him on the corporate aircraft for business and personal travel. In addition, an employee spends a portion of his time to accomplish personal tasks for Mr. Claure as described in footnote seven to the Fiscal Year 2015 Summary Compensation Table.
Severance Benefits. Pursuant to their employment agreements, our named executive officers are entitled to certain severance benefits upon a qualifying termination of employment that is not in connection with a change in control. We provide these benefits because they are market competitive and assist us in attracting key executives.
Change in Control. If a transaction that could result in a change in control were under consideration, we expect that our named executive officers would face uncertainties about how the transaction may affect their continued employment with us. We believe it is in our stockholders’ best interest if our named executive officers remain employed and focused on our business through any transition period following a change in control and remain independent and objective when considering possible transactions that may be in stockholders’ best interests but possibly result in the termination of their employment. Our change in control benefits accomplish this goal by providing each eligible named executive officer with a meaningful severance benefit in the event that a change in control occurs and, within a specified time period of the change in control, his employment is involuntarily terminated without “cause” or voluntarily terminated for “good reason.”
The Sprint Corporation Change in Control Severance Plan, which we refer to as the CIC plan, provides severance benefits to a select group of senior executives, including our named executive officers, in the event of a qualified termination of employment in connection with a transaction that results in a change in control. Any of these benefits payable would be reduced to the extent of any severance benefit otherwise available under any other applicable policy, program, agreement, or plan so that there would be no duplication of benefits. The benefits upon termination in connection with a change in control to which our named executive officers are entitled, as described in “Fiscal Year 2015 Potential Payments upon Termination of Employment or Change in Control,” are likewise competitive within our peer group.

Employment Agreements and Other Decisions
Sign-on Bonuses. Pursuant to the terms of their employment agreements, we agreed to pay sign-on bonuses to Messrs. Robbiati, Solé and Crull to replace amounts they forfeited as a result of their resignations from their prior employers or in lieu of other benefits they previously received that Sprint does not provide. In connection with his appointment as our Chief Financial Officer, Mr. Robbiati received a sign-on bonus of $375,000, which is subject to repayment if his employment with us terminates under certain circumstances prior to August 31, 2017. In addition, as compensation for resigning from his former employer, Mr. Robbiati received an amount equal to $659,970, which is subject to repayment if his employment with us terminates under certain circumstances prior to August 31, 2016. In connection with Mr. Solé’s appointment as our Chief Marketing Officer, he received an amount of $56,372 as compensation for forfeiting amounts under his employment agreement with his previous employer, and two payments towards his sign-on bonus of $500,000 (payable in $100,000 installments over the two-years following his start date with us), which is subject to repayment and/or forfeiture if his employment with us terminates under certain circumstances. Pursuant to Mr. Crull’s employment agreement, which was entered into on May 31, 2015, Mr. Crull received a sign-on bonus of $500,000, which amounts are subject to repayment if his employment with us terminates under certain circumstances prior to May 31, 2017.
Departure of Mr. Euteneuer. Mr. Euteneuer’s employment with us terminated on December 9, 2015. Pursuant to the terms of his employment agreement, he was entitled to certain severance payments and benefits, as further described in the tabular and narrative discussion under “Fiscal Year 2015 Potential Payments upon Termination of Employment or Change in Control.”
Organizational Restructuring. In an effort to serve the unique local needs of consumer and business customers, we replaced business line distinctions with a regional organizational model. Although our regional presidents, such as Mr. Crull, are no longer considered executive officers, Mr. Jones was still considered an executive officer due to him retaining some responsibilities from his prior role as an executive officer through the end of fiscal year 2015.
Discussion of the material terms of our employment agreements with our named executive officers can be found in the tabular and narrative discussion under “Fiscal Year 2015 Potential Payments upon Termination of Employment or Change in Control.”
Setting Executive Compensation
Role of Compensation Consultant and Executive Officers
The Compensation Committee has retained Frederic W. Cook & Co., Inc. (or Cook) as its independent compensation consultant. Cook provides no services to us other than advisory services for executive and director compensation and has no other relationships with Sprint. Cook works with management only at the request and under the direction of the Compensation Committee and only on matters for which the Compensation Committee has oversight responsibility. The Compensation Committee has assessed the independence of Cook, as required under NYSE listing rules. The Compensation Committee has also considered and assessed all relevant factors, including those required by the SEC that could give rise to a potential conflict of interest with respect to Cook during fiscal year 2015. Based on this review, the Compensation Committee did not identify any conflict of interest raised by the work performed by any advisors to the Compensation Committee.
Representatives of Cook attend Compensation Committee meetings at the Compensation Committee’s request and provide guidance to the Compensation Committee on a variety of compensation issues. The primary point of contact at Cook frequently communicates with the chair of the Compensation Committee and interacts with all Compensation Committee members without management present. Cook has reviewed the compensation components and levels for our named executive officers and advised the Compensation Committee on the appropriateness of our compensation programs, including our incentive and equity-based compensation plans, retention incentives, and proposed employment agreements, as these matters arose during fiscal year 2015. The Compensation Committee has directed that Cook provide this advice taking into account our overall executive compensation philosophy as described above. Cook prepares the benchmarking data discussed below, reviews the results with the Compensation Committee, and provides recommendations and guidance on the reasonableness of new compensation plans, programs, and arrangements.

In addition to its ongoing support of the Compensation Committee and continuous advice on compensation design, levels, and emerging market practices, Cook periodically conducts a comprehensive review of our overall executive compensation program, including direct and indirect elements of compensation, to ensure that the program operates in support of our short- and long-term financial and strategic objectives and that it aligns with evolving corporate governance “best practices.”
Our CEO periodically discusses the design of, and makes recommendations with respect to, our compensation programs and the compensation levels of our other named executive officers and certain key personnel with the Compensation Committee. Our CEO does not make recommendations to the Compensation Committee with regard to his own compensation; rather, Cook provides the Compensation Committee with an annual report on CEO compensation and a range of alternatives with regard to potential changes.
Process for Setting Executive Compensation
The Compensation Committee annually reviews the compensation packages of our named executive officers in the form of “tally sheets.” These tally sheets value each component of compensation and benefits, including a summary of the outstanding equity holdings of each named executive officer as of fiscal year-end and the value of such holdings at various assumed stock prices. The tally sheets also set forth the estimated value that each of our named executive officers would realize upon termination under various scenarios.
The Compensation Committee uses these tally sheets when considering adjustments to base salaries and awards of equity-based or other remuneration and in establishing incentive plan target opportunity levels as follows:

•	Comparing each named executive officer’s total compensation against a similar position in our peer group;

•	Understanding the impact of decisions on each individual element of compensation on total compensation for each named executive officer; and

•
Assuring that equity compensation represents a portion of each named executive officer’s total compensation that is in line with our philosophy of motivating the executives and aligning their interests with those of our stockholders.

Although the Compensation Committee reviews and considers the amounts realizable by our named executive officers under different termination scenarios, including those in connection with a change in control, as well as the current equity-based award holdings, these are not the primary considerations in the assessment and determination of annual compensation for our named executive officers.
Use of Benchmarking Data

To assist in setting total compensation levels that are reasonably competitive, the Compensation Committee annually reviews market trends in executive compensation and a competitive analysis prepared by Cook. This information is derived from the most recent proxy statement data of companies in a peer group of telecommunications and high-technology companies and, where limited in its functional position match to our executives, is supplemented with data on our peer group from a published compensation survey prepared by Towers Watson of approximately 80 participating industry companies all with revenues exceeding $4 billion. The compensation data, and not the identity of the individual companies participating in the surveys for this database, was the most significant factor considered by the Compensation Committee with respect to its fiscal year 2015 executive compensation decisions.
Taking into consideration the recommendations of Cook, the Compensation Committee determines companies for our peer group based on similarity of their business model and product offerings as well as comparability from a size perspective, including annual revenue, market capitalization, net income, enterprise value and number of employees. Accordingly, the Compensation Committee approved the use of the following 15 companies for its fiscal year 2015 executive compensation benchmarking analysis:

AT&T, Inc.; CenturyLink, Inc.; Cisco Systems, Inc.; Comcast Corporation; Computer Sciences Corporation; DIRECTV; EMC Corporation; Intel Corporation; Motorola Solutions, Inc.; Qualcomm Incorporated; Texas Instruments Incorporated; T-Mobile US, Inc.; Time Warner Cable, Inc.; Verizon Communications Inc.; and Xerox Corporation.
The Compensation Committee does not follow a specific formula in making its pay decisions but rather uses benchmarks as a frame of reference and generally targets total compensation at the median of our peer group to reflect our relative position within it. Based on performance against predetermined goals and changes in total stockholder return over time, this approach results in an opportunity to earn total payouts above median market rates for over-achievement and below median for under-achievement relative to the peer group. The Compensation Committee exercises its judgment by taking into consideration a multitude of other important factors such as experience, individual performance, and internal pay equity in setting target compensation levels, but actual payouts under our variable incentive plans are primarily determined based on formulaic outcomes. In November 2015, the Compensation Committee found that total targeted compensation amounts for fiscal year 2015 were below median for the peer group for Mr. Robbiati and were above median for Messrs. Claure, Crull, Saw, Solé, and Jones. Mr. Euteneuer was not part of the analysis due to his departure from Sprint.

Corporate Governance Highlights
We endeavor to maintain stockholder-friendly compensation practices, including with respect to our executive compensation practices, which include the following:

Stockholder-Friendly Compensation Practices We Embrace	Unfavorable Compensation Practices We Avoid
The majority of the compensation program provided to our senior executives is performance-based compensation
Our severance benefits are positioned conservatively relative to market practices, with no benefit in excess of two times base salary plus annual incentive (a majority of senior new hires are receiving one times base salary plus annual incentive)

80% of our long-term incentive value is delivered in performance-oriented awards (i.e., stock options and performance shares); 40% is delivered in performance-vesting awards (increased from 33% in our latest fiscal year); only 20% of our long-term incentive program is delivered in time-based restricted stock (decreased from 33% in our latest fiscal year)
We do not provide excise tax gross-ups
The peer group we use in benchmarking compensation levels and practices appropriately reflects our size and industry of operations	We do not employ single-trigger cash severance or equity acceleration
We provide few entitlements or elements of non-performance-based compensation	We do not provide excessive perquisites to our executives
We maintain a clawback provision in our incentive compensation programs under which we may recover cash and equity payouts	We do not reprice underwater stock options without stockholder approval
We expect our senior executives to hold significant ownership in Sprint through meaningful stock ownership guidelines
Stock Ownership Guidelines
We have stock ownership guidelines for our named executive officers and other members of our senior management team. The board believes ownership by executives of a meaningful financial stake in Sprint serves to align executives’ interests with those of our stockholders. Our guidelines encourage our CEO to hold shares of our common stock with a value equal to five times his base salary and encourage the other continuing named executive officers to hold shares of our common stock with a value equal to three times their respective base salaries. Eligible shares and share equivalents counted toward ownership consist of:

•	restricted stock or RSUs, including TIAs;

•	common or preferred stock, including shares purchased through our Employee Stock Purchase Plan;

•	intrinsic value (the excess of the current stock price over a stock option’s exercise price) of vested, in-the-money stock options; and

•	share units held in our 401(k) plan and various deferred compensation plans.

Individuals subject to the stock ownership guidelines have five years beginning on the date on which the person becomes subject to the ownership guidelines to achieve the ownership requirement. For fiscal year 2015, all of our named executive officers who had been with Sprint for at least five years had met the stock ownership guidelines.

2015 Stockholder Say-on-Pay Vote
We provide our stockholders with the opportunity to cast an annual advisory vote on named executive officer compensation (a say-on-pay proposal). At our 2015 annual meeting of stockholders, 95.1% of the votes cast on the say-on-pay proposal at that meeting were voted in favor of the proposal. The Compensation Committee considered the voting results at discussions among its members during the remainder of its fiscal year 2015 meetings, and the Compensation Committee believes this vote affirms stockholders’ support of Sprint’s approach to executive compensation. As a result of this consideration, we did not change our approach to named executive officer compensation in fiscal year 2015 solely in response to the say-on-pay proposal results. The Compensation Committee expects to continue to consider the outcome of our say-on-pay votes when making future compensation decisions for the named executive officers.
Tax Deductibility of Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (or “Section 162(m)”), limits to $1 million the amount of non-performance-based remuneration that we may deduct from our taxable income in any tax year with respect to our CEO and the three other most highly compensated executive officers, other than the CFO, at the end of the year. Section 162(m) provides, however, that we may deduct from our taxable income without regard to the $1 million limit the full value of all “qualified performance-based compensation.” Our base salary and perquisites and other personal benefits are not considered “qualified performance-based compensation” and therefore are subject to the limit on deductibility. Our STIC plan, certain of our LTIC plan awards, and TIA awards may be able to qualify as “qualified performance-based compensation” if certain requirements are met, including among other things if the maximum number of stock option or full value share awards and the maximum amount of other cash performance-based remuneration that may be payable to any one executive officer has been disclosed to and approved by stockholders prior to the award or payment.
The Compensation Committee generally considers Section 162(m) deductibility in designing our compensation program and incentive-based compensation plans. In general, we may design our STIC plans and certain portions of our LTIC plans and other incentives to be compliant with the performance-based compensation rules of Section 162(m) in order to maximize deductibility. In certain circumstances, however, the Compensation Committee may determine it is necessary or advisable, including to retain executives or attract candidates for senior level positions, to offer compensation packages in which the non-performance-based elements exceed the $1 million Section 162(m) deductibility limit. The Compensation Committee makes no assurance that such compensation will be fully deductible for federal income tax purposes. Moreover, even if the Compensation Committee intends to grant compensation that qualifies as “qualified performance-based compensation” for purposes of Section 162(m), Sprint cannot guarantee that such compensation will so qualify or ultimately will be deductible.
The awards under our 2015 STIC plan, pRSUs under the LTIC, and TIAs are designed so that they may be able to qualify as “qualified performance-based compensation” under Section 162(m), except that of Mr. Claure’s 10 million shares granted under his TIA award, 1,666,667 were not intended to be qualified performance-based compensation under Section 162(m). For the 2015 STIC plan, a sub-committee of the Compensation Committee comprised of Messrs. Bethune and Mullen (the “Section 16 Sub-Committee”) established Section 162(m) objectives for the named executive officers potentially subject to Section 162(m) at a small fraction of a percentage of our adjusted operating income for the performance cycle. The Section 16 Sub-Committee is precluded from exercising upward discretion to the payout achieved under the Section 162(m) objectives. The Section 16 Sub-Committee then exercised its negative discretion to make payments under the 2015 STIC plan at levels below the payout achieved under the Section 162(m) objectives for the fiscal year 2015 performance period, as guided by the performance metrics discussed under “Key Fiscal Year 2015 Compensation Decisions-2015 STIC Plan.”
For the first annual performance period under the 2015 LTIC plan and the second annual performance period under the 2014 LTIC plan, the Section 16 Sub-Committee established a Section 162(m) objective for the pRSUs for the named executive officers potentially subject to Section 162(m) based on cumulative adjusted operating income during the performance cycle. The Section 16 Sub-Committee is precluded from exercising upward discretion to the payout achieved under the Section 162(m) objective. The Section 16 Sub-Committee then exercised its negative discretion to set the performance adjustment for the first annual performance period of the 2015 LTIC plan and the second annual performance period under the 2014 LTIC plan at levels below the earn-out achieved under the Section 162(m) objective for the performance period, as guided by the performance metrics discussed under “Key Fiscal Year 2015 Compensation Decisions-LTIC Plan.”
Compensation Committee Report
The Compensation Committee has reviewed and discussed Sprint’s Compensation Discussion and Analysis with management. Based on these reviews and discussions, the Compensation Committee recommended to the board that Sprint’s Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
The Compensation Committee
Gordon Bethune, Chair
Ronald Fisher
Adm. Michael Mullen

Relationship of Compensation Practices to Risk Management
We have assessed whether there are any risks arising from our compensation policies and practices for our employees and factors that may affect the likelihood of excessive risk taking. Based on that review, we have concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. In addition, the Compensation Committee’s independent consultant, Cook, considered risk in all aspects of the plans in which our executives participate and advised the Compensation Committee accordingly. Cook confirmed its view that there are no aspects of the programs described in the preceding Compensation Discussion and Analysis that create an incentive to take risks that are reasonably likely to have a material adverse effect on the Company.

Fiscal Year 2015 Summary Compensation Table
The table below summarizes the compensation of our named executive officers for fiscal years 2015, 2014, 2013 and a transitional period, as applicable. The named executive officers for fiscal year 2015 are Marcelo Claure, our President and CEO; Tarek Robbiati, our CFO; Jaime Jones, our Area President-South; Roger Solé, our Chief Marketing Officer; John Saw, our Chief Technology Officer; Kevin Crull, our Area President-Central (Chief Marketing Officer until December 12, 2015); and Joseph Euteneuer, our former CFO. Mr. Euteneuer’s employment with us ended on December 9, 2015.

Name and Principal Position	Fiscal Year(1)	Salary ($)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Comp. ($)(7)	Total ($)
Marcelo Claure President and Chief Executive Officer	2015	1,500,000	-	22,062,521	-	3,000,000	-	402,483	26,965,004
	2014	923,077	2,420,330	10,571,397	7,746,242	-	-	137,417	21,798,463

Tarek Robbiati Chief Financial Officer	2015	446,153	1,034,970	8,815,834	793,000	584,699	-	68,443	11,743,099
Jaime Jones Area President-South	2015	394,423	-	6,136,805	449,346	367,199	2,231	36,945	7,384,717
Roger Solé Chief Marketing Officer	2015	309,519	213,153	5,248,184	299,564	359,410	-	90,839	6,520,669
John Saw Chief Technology Officer	2015	493,461	-	3,312,739	430,623	427,812	-	124,981	4,789,616
Kevin Crull Chief Marketing Officer until December 12, 2015	2015	627,692	500,000	5,513,860	771,340	800,000	-	526,843	8,739,735
Joseph Euteneuer Former Chief Financial Officer	2015	500,769	-	1,389,301	1,310,593	441,814	-	6,292,338	9,934,815
	2014	775,000	-	1,881,164	3,595,708	1,946,683	-	10,400	8,208,955
	Transition Period	193,750	-	-	-	-	-	19,708	213,458
	2013	775,000	-	4,776,628	-	3,531,887	-	10,200	9,093,355

(1)	Transition Period refers to the three-month period ended March 31, 2014 as Sprint transitioned from a calendar year-end to a fiscal year-end.

(2)
For Mr. Robbiati, consists of a sign-on bonus of $375,000 and a cash payment equal to $659,970 as compensation for him resigning from his prior employer. For Mr. Solé, consists of two payments in fiscal 2015 toward his sign-on bonus of $500,000, which is payable over time, and a cash payment equal to $56,372 as compensation for him resigning from his prior employer. For Mr. Crull, consists of the portion of his sign-on bonus earned in fiscal year 2015 pursuant to his employment agreement.

(3)
For 2015, represents the aggregate value of four types of awards, as applicable, consisting of (i) pRSUs allocable to the fiscal year 2015 performance period under the 2014 LTIC plan, (ii) time-based RSUs under the 2015 LTIC plan, (iii) pRSUs allocable to the fiscal year 2015 performance period under the 2015 LTIC plan, and (iv) Turnaround Incentive Awards of RSUs (tiRSUs).

Name	2014 pRSUs ($)	2015 RSUs ($)	2015 pRSUs ($)	2015 tiRSUs ($)	Total ($)
Claure	2,462,521	-	-	19,600,000	22,062,521
Robbiati	-	2,996,982	243,852	5,575,000	8,815,834
Jones	52,027	223,368	148,910	5,712,500	6,136,805
Solé	-	148,910	99,274	5,000,000	5,248,184
Saw	99,722	214,061	142,706	2,856,250	3,312,739
Crull	-	368,317	245,543	4,900,000	5,513,860
Euteneuer	303,493	651,486	434,322	-	1,389,301
For the 2015 time-based RSU awards, the value represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The time-based RSUs generally vest on May 20, 2018, except for Mr. Robbiati, who has 520,000 time-based RSUs that vest on August 31, 2017, and 72,289 time-based RSUs that vest on May 20, 2018.
Amounts for the fiscal year 2015 portion of the pRSUs granted represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The pRSUs granted under the 2014 LTIC plan are reported based on target opportunity (in other words, probable outcome of the performance conditions) and vest on May 20, 2017, subject to achievement of the applicable performance conditions. Assuming maximum levels of performance are achieved, the aggregate grant date fair value would be $4,925,042, $104,054, $199,444, and $606,986 for Messrs. Claure, Jones, Saw and Euteneuer, respectively, for the 2014 LTIC plan pRSUs. The pRSUs granted under the 2015 LTIC plan are reported based on target opportunity (in other words, probable outcome of the performance conditions) and vest on May 20, 2018, subject to achievement of the applicable performance conditions. Assuming maximum levels of performance are achieved, the aggregate grant date fair value would be $487,704, $297,820, $198,546, $285,412, $491,086, and $868,644 for Messrs. Robbiati, Jones, Solé, Saw, Crull and Euteneuer, respectively, for the 2015 LTIC plan pRSUs. For more information regarding the 2015 LTIC plan, see “Executive Compensation-Key Fiscal Year 2015 Compensation Decisions-LTIC Plan.”
For the 2015 TIA awards, the value represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.The 2015 tiRSUs are reported based on the probable outcome of achieving the volume-weighted average price target over any consecutive 150-calendar days during the June 1, 2015 - May 31, 2019 performance period. Sprint has retained AON Consulting to analyze the accounting impact of the TIA awards. Aon utilizes 500,000 simulations under a Monte Carlo simulation, which is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for Sprint and the probability of the award being achieved at each level.
As discussed above, in exchange for his TIA award, Mr. Claure will receive neither an increase in base salary nor an increase in short-term incentive bonus opportunity during the Initial Term, and will receive no awards under the long-term incentive plans for 2016, 2017 and 2018.
See “-Note 2-Summary of Significant Accounting Policies” in Sprint’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, for more information regarding the assumptions upon which the above amounts are based.

(4)
For 2015, represents the values for option awards granted in connection with the 2015 LTIC plan. The values for the 2015 LTIC plan option awards represent the grant date fair value of the options computed in accordance with FASB ASC Topic 718. See “-Note 2-Summary of Significant Accounting Policies” in Sprint’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016 for more information regarding the assumptions upon which these amounts are based.

(5)	The values shown for 2015 are the final payouts under the 2015 STIC plan.

2015 STIC Plan ($)
Claure	3,000,000
Robbiati	584,699
Jones	367,199
Solé	359,410
Saw	427,812
Crull	800,000
Euteneuer	441,814

Messrs. Robbiati’s and Solé’s payouts were prorated for the number of days they were employed during the 2015 fiscal year. Mr. Saw’s payout was prorated to account for the increase in his salary. For more information regarding our STIC plan, see “Executive Compensation-Key Fiscal Year 2015 Compensation Decisions-2015 STIC Plan.”

(6)	2015 amount represents change in actuarial present value of pension benefits between 2014 and 2015 as follows:

Change in Pension Value ($)
Claure	-
Robbiati	-
Jones Sprint Retirement Pension Plan Sprint Supplemental Executive Retirement Plan	1,876 355
Solé	-
Saw	-
Crull	-
Euteneuer	-

(7)	For 2015, consists of perquisites and other personal benefits and tax gross-ups during fiscal year 2015 as follows:

Name	Non-Business Use of Corporate Aircraft ($)(i)	Relocation Costs ($)(ii)	Tax Gross-Ups ($)(iii)	Other Fees ($)(iv)	Company Contributions to 401(k) Plan ($)
Claure	379,428	-	-	12,455	10,600
Robbiati	-	63,478	4,965	-	0
Jones	-	17,567	8,777	-	10,600
Solé	-	67,153	16,366	-	7,320
Saw	-	72,144	42,237	-	10,600
Crull	-	396,659	130,184	-	10,600
Euteneuer	-	10,554	9,155	6,272,630	10,600

(i)
The incremental cost of non-business use of our aircraft is calculated by dividing the total variable costs (such as fuel, aircraft maintenance, engine warranty expense, contract labor expense and other trip expenses) by the total flight hours for the past twelve months and multiplying such amount by the individual’s total number of flight hours for non-business use for the year. Pursuant to his employment agreement, Mr. Claure is permitted to use up to six hours of flight time per month for personal travel on our corporate aircraft. Any unused hours are carried over to the next month. He is required to pay the full incremental cost (but not the fixed cost) in accordance with federal aviation regulations associated with personal use of the aircraft to the extent he exceeds his monthly allotted flight time (plus carryover hours). Mr. Claure is also permitted to have his family or guests accompany him on the corporate aircraft for business and personal travel.

(ii)
For Messrs. Robbiati and Solé, consists of relocation costs incurred in connection with relocation of their principal residences to the Overland Park, Kansas area in accordance with the Company’s relocation policy applicable to senior executives.

For Mr. Jones, consists of relocation costs in connection with the relocation of his principal residence to the Atlanta, Georgia area in connection with his responsibility of overseeing Sprint’s South Area.
For Mr. Saw, consists of relocation costs incurred in connection with relocation of his principal residence to the Overland Park, Kansas area and a tax protected monthly living stipend of $5,420 until October 2017.
For Mr. Crull, consists of (a) relocation expenses and (b) tax protected reimbursements related to reimbursable home selling expenses and direct reimbursements under the Company’s relocation program, the eligibility for which is set forth in Mr. Crull’s employment agreement.

(iii)	Consists of tax gross-ups in connection with relocation of the executives’ principal residences to the Overland Park, Kansas area, or the Atlanta, Georgia area, in the case of Mr. Jones.
For Mr. Saw, consists of tax gross-ups in connection with his interim living stipend. See footnote (ii) to this footnote seven to the Fiscal Year 2015 Summary Compensation Table.

For Mr. Crull, consists of tax gross-ups in connection with his home selling expenses. See footnote (ii) to this footnote seven to the Fiscal Year 2015 Summary Compensation Table.

(iv)
The amount disclosed for Mr. Euteneuer consists of severance payments and other amounts accrued as a result termination of his employment. For more information regarding these severance payments, see “Fiscal Year 2015 Potential Payments upon Termination of Employment or Change in Control.”

For Mr. Claure, includes $12,455 for a portion of the time of an employee spent to accomplish personal tasks for Mr. Claure.
Fiscal Year 2015 Grants of Plan-Based Awards
The table below summarizes awards under our 2015 STIC and LTIC incentive plans to our named executive officers for the fiscal year ended March 31, 2016, plus additional plan-based awards granted during fiscal year 2015. These awards consisted of the following:

•	Awards granted pursuant to our 2015 STIC plan;

•	Stock options, time-based RSUs and pRSUs granted pursuant to our 2015 LTIC plan; and

•	Turnaround Incentive Awards granted to certain of our named executive officers.

*        *        *

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards								Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Committee Action Date	Award Type	Threshold ($)	Target ($)	Maximum ($)(8)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Claure	5/05	5/05	STI(1)	750,000	3,000,000	6,000,000	-	-	-	-	-	-	-
	5/05	5/05	pRSU(2)	-	-	-	116,376	465,505	931,010	-	-	-	2,462,521
	8/07	8/07	tiRSU(3)	-	-	-	-	10,000,000	12,000,000	-	-	-	19,600,000
Robbiati	5/05	5/05	STI(1)	146,175	584,699	1,169,398	-	-	-	-	-	-	-
	5/05	5/05	pRSU(4)	-	-	-	12,048	48,192	96,384	-	-	-	243,852
	8/31	8/25	tiRSU(3)	-	-	-	-	1,250,000	1,500,000	-	-	-	5,575,000
	8/31	8/25	RSU(5)	-	-	-	-	-	-	592,289	-	-	2,996,982
	8/31	8/25	SO(6)	-	-	-	-	-	-	-	300,000	5.06	793,000
Jones	5/05	5/05	STI(1)	90,000	360,000	720,000	-	-	-	-	-	-	-
	5/05	5/05	pRSU(2)	-	-	-	2,459	9,835	19,670	-	-	-	52,057
	8/28	8/25	tiRSU(3)	-	-	-	-	1,250,000	1,500,000	-	-	-	5,712,500
	5/05	5/05	pRSU(4)	-	-	-	7,921	31,683	63,366	-	-	-	148,910
	5/20	5/20	RSU(5)	-	-	-	-	-	-	47,525	-	-	223,368
	5/20	5/20	SO(6)	-	-	-	-	-	-	-	224,299	4.70	449,346
Solé	5/05	5/05	STI(1)	89,853	359,410	718,820	-	-	-	-	-	-	-
	9/11	8/25	tiRSU(3)	-	-	-	-	1,250,000	1,500,000	-	-	-	5,000,000
	5/05	5/05	pRSU(4)	-	-	-	5,281	21,122	42,244	-	-	-	99,274
	5/20	5/20	RSU(5)	-	-	-	-	-	-	31,683	-	-	148,910
	5/20	5/20	SO(6)	-	-	-	-	-	-	-	149,533	4.70	299,564
Saw	5/05	5/05	STI(1)	95,069	380,277	760,554	-	-	-	-	-	-	-
	5/05	5/05	pRSU(2)	-	-	-	4,713	18,851	37,702	-	-	-	99,722
	8/28	8/25	tiRSU(3)	-	-	-	-	625,000	750,000	-	-	-	2,856,250
	5/05	5/05	pRSU(4)	-	-	-	7,591	30,363	60,726	-	-	-	142,706
	5/20	5/20	RSU(5)	-	-	-	-	-	-	45,545	-	-	214,061
	5/20	5/20	SO(6)	-	-	-	-	-	-	-	214,953	4.70	430,623
Crull	5/05	5/05	STI(1)	200,000	800,000	1,600,000	-	-	-	-	-	-	-
	8/07	8/07	tiRSU(3)	-	-	-	-	2,500,000	3,000,000	-	-	-	4,900,000
	5/05	5/05	pRSU(4)	-	-	-	13,201	52,805	105,610	-	-	-	245,543
	5/31	5/20	RSU(5)	-	-	-	-	-	-	79,208	-	-	368,317
	5/31	5/20	SO(6)	-	-	-	-	-	-	-	373,832	4.65	771,340
Euteneuer(7)	5/05	5/05	STI(1)	147,271	589,085	1,178,170	-	-	-	-	-	-	-
	5/05	5/05	pRSU(2)	-	-	-	14,343	57,371	114,742	-	-	-	303,493
	5/05	5/05	pRSU(4)	-	-	-	23,102	92,409	184,818	-	-	-	434,322
	5/20	5/20	RSU(5)	-	-	-	-	-	-	138,614	-	-	651,486
	5/20	5/20	SO(6)	-	-	-	-	-	-	-	654,206	4.70	1,310,593

(1)	STI-Represents the threshold, target and maximum estimated possible payouts for fiscal year 2015 under our 2015 STIC plan.

(2)
pRSU-Represents the fiscal year 2015 portion of a performance-based RSU award granted under our 2014 LTIC plan, which is subject to adjustment in accordance with the performance objectives. Vesting of any earned pRSUs generally occurs 100%, depending on achievement in the one-year performance period ending on March 31, 2016, on May 20,

2017 (August 18, 2017 for Mr. Claure). For Mr. Euteneuer, 31,507 of such pRSUs were forfeited as a result of his termination.

(3)
TIA -Represents the estimated possible payouts for TIA awards. If the volume-weighted average price over any consecutive 150-calendar days during the June 1, 2015 through May 31, 2019 performance period is achieved, the earned tiRSUs vest 50% on the fourth anniversary of the grant date and 50% on the fifth anniversary of the grant date (May 31, 2019 and May 31, 2020 for Mr. Crull). As discussed above, in exchange for his TIA award, Mr. Claure will receive neither an increase in base salary nor an increase in short-term incentive bonus opportunity during the Initial Term, and will receive no awards under the long-term incentive plans for 2016, 2017 and 2018.

(4)
pRSU-Represents the fiscal year 2015 portion of a performance-based RSU award granted under our 2015 LTIC plan, which is subject to adjustment in accordance with the performance objectives. Vesting of any earned pRSUs generally occurs 100%, depending on achievement in the one-year performance period ending on March 31, 2016, on May 20, 2018. For Mr. Euteneuer, 50,749 of such pRSUs were forfeited as a result of his termination.

(5)
RSU-Represents a time-based RSU award granted under our 2015 LTIC plan. Vesting generally occurs 100% on May 20, 2018 (August 31, 2017 for 520,000 shares for Mr. Robbiati). For Mr. Euteneuer, 117,765 of such RSUs were forfeited as a result of his termination.

(6)
SO-Represents stock options granted under our 2015 LTIC plan. Vesting generally occurs 33  1⁄3% on each of May 20, 2016, May 20, 2017 and May 20, 2018. For Mr. Euteneuer, 654,206 of such stock options were forfeited as a result of his termination.

(7)
Amounts reflect the grant date fair value, and, for awards subject to performance-based vesting conditions, based on the probable outcome of the performance conditions as of the grant date, calculated in accordance with FASB ASC Topic 718. For tiRSU awards, a Monte Carlo simulation was used, which is a generally accepted statistical technique used, in this instance, to simulate a range of possible future stock prices for Sprint and the probability of the award being achieved at each level.

(8)	Does not reflect additional 20% achievement milestone as discussed above under “Key Fiscal Year 2015 Compensation Decisions-2015 STIC Plan”.
Employment Agreements
We had employment agreements with each of our named executive officers during fiscal year 2015. For information regarding the material terms of such employment agreements, see the tabular and narrative disclosure under “-Compensation Discussion and Analysis” and “-Fiscal Year 2015 Potential Payments upon Termination of Employment or Change in Control.”

Outstanding Equity Awards at 2015 Fiscal Year-End
The table below summarizes option awards and stock awards outstanding as of March 31, 2016 held by each of our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that Have Not Vested ($)(1)
Claure	983,025 (2)	1,966,052 (2)	5.62	8/18/2024	2,742,339 (7)	9,543,340	10,465,506 (8)	36,419,961
Robbiati	-	300,000 (3)	5.06	8/31/2025	640,481 (7)	2,228,874	1,346,386 (8)	4,685,423
Jones	19,681 (4)	39,362 (4)	8.99	5/20/2024	137,147 (7)	477,272	1,323,202 (8)	4,604,743
	61,439 (5)	122,878 (5)	4.75	12/8/2024	-	-	-	-
	-	224,299 (3)	4.70	5/20/2025	-	-	-	-
Solé	-	149,533 (3)	4.70	5/20/2025	52,805 (7)	183,761	1,292,244 (8)	4,497,009
Saw	37,721 (4)	75,444 (4)	8.99	5/20/2024	186,957 (7)	650,610	704,577 (8)	2,451,928
	88,318 (5)	176,638 (5)	4.75	12/8/2024	-	-	-	-
	-	214,953 (3)	4.70	5/20/2025	-	-	-	-
Crull	-	373,832 (3)	4.65	5/31/2025	132,013 (7)	459,405	2,605,611 (8)	9,067,526
Euteneuer	381,671 (6)	-	4.14	3/9/2018	-	-	-	-
	680,371 (6)	-	2.00	3/9/2018	-	-	-	-

(1)	Market value is based on the closing price of a share of our common stock of $3.48 on March 31, 2016.

(2)	Stock options generally vest/vested 33 1⁄3% on each of August 18, 2015, August 18, 2016 and August 18, 2017.

(3)	Stock options generally vest/vested 33 1⁄3% on each of May 20, 2016, May 20, 2017 and May 20, 2018.

(4)	Stock options generally vest/vested 33 1⁄3% on each of May 20, 2015, May 20, 2016 and May 20, 2017.

(5)	Stock options generally vest/vested 33 1⁄3% on each of December 8, 2015, December 8, 2016 and December 8, 2017.

(6)	Stock options are fully vested.

(7)	For Mr. Claure, consists of 2,742,339 time-based RSUs that generally vest on August 18, 2017.
For Mr. Robbiati, includes 520,000 time-based RSUs that generally vest on August 31, 2017.
For the following named executive officers, consists of time-based RSUs that generally vest on May 20, 2017:

Amount
Jones	57,939
Saw	111,049
For the following named executive officers, consists of time-based RSUs that generally vest on May 20, 2018:

Amount
Robbiati	120,481
Jones	79,208
Solé	52,805
Saw	75,908
Crull	132,013

(8)	For the following named executive officers, consists of pRSUs that generally vest on May 20, 2017 and with respect to which the applicable performance periods have not been completed:

Amount
Jones	9,835
Saw	18,851

For Mr. Claure, consists of 465,506 pRSUs that generally vest on August 18, 2017 and with respect to which the applicable performance periods have not been completed.
For the following named executive officers, consists of pRSUs that generally vest on May 20, 2018 and with respect to which the applicable performance periods have not been completed:

Amount
Robbiati	96,386
Jones	63,367
Solé	42,244
Saw	60,726
Crull	105,611
For the following named executive officers, consists of tiRSUs that generally become eligible to vest, subject to the attainment of the VWAP targets during the four-year period from June 1, 2015 through May 31, 2019, in two installments, with 50% of the earned tiRSUs generally vesting on the fourth anniversary of the grant date and the remaining 50% of the earned tiRSUs vesting on the fifth anniversary of the grant date, as follows:

Name	Amount	Vesting Date
Claure	10,000,000	50% on August 7, 2019 and August 7, 2020
Robbiati	1,250,000	50% on August 31, 2019 and August 31, 2020
Jones	1,250,000	50% on August 28, 2019 and August 28, 2020
Solé	1,250,000	50% on September 11, 2019 and September 11, 2020
Saw	625,000	50% on August 28, 2019 and August 28, 2020
Crull	2,500,000	50% on May 31, 2019 and May 31, 2020

Fiscal Year 2015 Option Exercises and Stock Vested
The table below summarizes option awards that were exercised and stock awards that vested during fiscal year 2015 with respect to each of our named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Claure	-	-	-	-
Robbiati	-	-	-	-
Jones(3)	38,879	96,809	59,792(3)	191,932
Solé	-	-	-	-
Saw	-	-	-	-
Crull	-	-	-	-
Euteneuer	-	-	-	-

(1)
Calculated based on the difference between the market price of the underlying common stock at exercise (based on the average high and low common stock price as reported on the NYSE composite on the date of exercise) and the exercise price of the stock options.

(2)
Amounts reflect the average high and low common stock price as reported on the NYSE composite of the underlying common stock on the day the stock award vested multiplied by the number of shares that vested.

(3)
Mr. Jones surrendered 19,387 shares of common stock receivable upon the vesting of his stock awards to satisfy tax withholding obligations, resulting in Mr. Jones receiving 40,405 shares of our common stock.

Fiscal Year 2015 Pension Benefits
The table below summarizes the pension benefits to which our named executive officers were entitled as of March 31, 2016, which include the following:

•	Sprint Retirement Pension Plan (“Qualified Plan”) designed to provide funded, tax-qualified defined benefits up to the limits on compensation and benefits under the Internal Revenue Code; and

•	Sprint Supplemental Executive Retirement Plan (“SERP”), which provides unfunded, non-qualified benefits in excess of the limits applicable to the Qualified Plan.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year
Claure	-	-	-	-
Robbiati	-	-	-	-
Jones	Qualified Plan	11	239,165	-
	SERP	11	45,328	-
Solé	-	-	-	-
Saw	-	-	-	-
Crull	-	-	-	-
Euteneuer	-	-	-	-

(1)
Amounts have been measured as of March 31, 2016 and are based on a number of assumptions, including (a) a discount rate of 4.3%; (b) mortality rates based on standard actuarial tables; (c) no retirements prior to normal retirement age or withdrawals for disability or otherwise prior to retirement; and (d) a normal retirement age of 65 for all benefits.

Sprint Retirement Pension Plan
The Qualified Plan is a tax-qualified defined benefit pension plan. Only individuals who were employed with us prior to August 12, 2005, the date of the Sprint-Nextel merger, are eligible to participate in the Qualified Plan. Mr. Jones was the only named executive officer eligible to participate in the Qualified Plan for fiscal year 2015.
Benefits under the Qualified Plan are based on each participant’s number of years of credited service and his or her eligible compensation. Benefit accruals under the Qualified Plan were frozen on December 31, 2005 for all Qualified Plan participants. Eligible compensation under the Qualified Plan is equal to the sum of base salary, certain annual short term incentive compensation, sales commissions and sales bonus compensation, including any amounts deferred under applicable deferred compensation plans, subject to annual compensation limits under the Internal Revenue Code.
The benefit amount, expressed as a single life annuity beginning at age 65, is equal to:

•	the product of 1.5% and the average annual compensation for the 60 months ending on December 31, 1993, multiplied by the number of years of credited service through December 31, 1993, plus

•	the product of 1.5% and eligible compensation earned from January 1, 1994 through December 31, 2005.
Benefits are limited by the Internal Revenue Code. The limit for 2015 was $210,000, expressed as a single life annuity beginning at normal retirement age. Benefits under the Qualified Plan are payable in the form of an annuity with monthly benefit payments. No lump sum is available for Mr. Jones. Benefits under this plan are funded by an irrevocable tax-exempt trust.
Participants who are at least age 55 and have at least 10 years of service when they separate from service are eligible to elect a reduced early retirement benefit. The benefit is reduced by 5% for each year the benefit commences before age 65. Mr. Jones was eligible for early retirement benefits under the Qualified Plan as of March 31, 2016 if he were to separate from service.

Sprint Supplemental Executive Retirement Plan
Our SERP is an unfunded, non-qualified defined benefit pension plan designed to restore a participant’s overall retirement benefit to the level that would have been payable under the Qualified Plan absent certain Internal Revenue Code limitations. Mr. Jones was the only named executive officer eligible to participate in the SERP for fiscal year 2015.
Benefits under the SERP are based on each participant’s number of years of credited service and the participant’s eligible compensation. Benefit accruals under the SERP were frozen on December 31, 2005 for all SERP participants. The years of credited service for Mr. Jones are based only on his service while eligible for participation in the Qualified Plan.
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
Benefits under the SERP are payable in the form of an annuity with monthly benefit payments. No lump sum is available for Mr. Jones. The SERP is unfunded; thus, participants are general creditors of ours with respect to their SERP benefit payments.
Participants who are at least age 55 and have at least 10 years of service when they separate from service are eligible to elect a reduced early retirement benefit. The benefit is reduced by 5% for each year the benefit commences before age 65. Mr. Jones was eligible for early retirement benefits under the SERP as of March 31, 2016 if he were to separate from service.
Fiscal Year 2015 Nonqualified Deferred Compensation
As described in the narrative following the table, the following table sets forth information concerning nonqualified deferred compensation for the named executive officers for the fiscal year ended March 31, 2016.

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings In Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Claure	Deferred Compensation Plan	-	-	-	-	-
Robbiati	Deferred Compensation Plan	-	-	-	-	-
Jones	Deferred Compensation Plan	-	-	1,826	-	326,848
Solé	Deferred Compensation Plan	-	-	-	-	-
Saw	Deferred Compensation Plan	-	-	2,520	-	407,623
Crull	Deferred Compensation Plan	-	-	-	-	-
Euteneuer	Deferred Compensation Plan	-	-	-	-	-
	RSU and pRSU awards	-	-	-	-	2,205,180
Deferred Compensation Plan
Certain employees, including our named executive officers, are entitled to participate in the Sprint Corporation Deferred Compensation Plan, a nonqualified and unfunded plan under which participants may defer to future years the receipt of certain compensation. For fiscal year 2015, the plan permitted participants to defer up to 50% of base salary, up to 75% of their STIC plan payout, and up to 75% of cash-based performance unit payouts made under the LTIC plan. We discontinued the matching program for the 2015 plan year.
Compensation deferred by participants is credited to a bookkeeping account that represents our unsecured obligation to repay the participant in the future. Participants elect to allocate deferred contributions among one or more hypothetical investment options, which include one option that tracks our common stock and other options that track broad-based bond and equity indices. Participants may change hypothetical investment elections only four times a year and at least three months must elapse between each change. Under the plan, the amount of our unfunded obligation is determined by tracking the value in the bookkeeping account according to the performance of the hypothetical investments.
RSU and pRSU Awards
On December 9, 2015, Mr. Euteneuer vested in 414,672 time-based RSUs, 109,005 pRSUs allocable to the 2014 performance period under the 2014 LTIC, 25,864 pRSUs allocable to the 2015 performance period under the 2014 LTIC, and 41,660 pRSUs allocable to the 2015 performance period under the 2015 LTIC. These RSUs and pRSUs will be delivered to him in fiscal year 2016. The original grant date value of the 2013 time-based RSUs, the 2014 time-based RSUs, and the pRSUs under the 2014 LTIC were previously reported.

Fiscal Year 2015 Potential Payments upon Termination of Employment or Change in Control
Upon a termination of employment at the end of the fiscal year ended March 31, 2016, due to a resignation without good reason or termination by us with cause, our named executive officers would be entitled to only those payments and benefits provided to all of our salaried employees on a non-discriminatory basis (accrued benefits), including:

•	accrued salary and vacation pay; and

•	payment of any vested balances or accrued benefits under our 401(k) Plan, Sprint Corporation Deferred Compensation Plan, Qualified Plan, and SERP.
In addition, if any of our named executive officers satisfied the age and service requirements as of the end of the fiscal year ended March 31, 2016, and had their termination been at their normal retirement, they would be entitled to receive (consistent with benefits provided to all our salaried employees) accelerated vesting on options outstanding for one year and pro-rata vesting on RSUs outstanding for two years. Unvested RSUs will be forfeited as of the separation from service date. For more information on the retirement and deferred compensation benefits available to our named executive officers, see “-Setting Executive Compensation-Other Components of Executive Compensation.”
Pursuant to the terms of our named executive officers’ respective employment agreements, equity award agreements and/or our Change in Control Severance Plan (CIC Severance Plan), upon an involuntary termination without cause or resignation for good reason (in connection with a change in control or not) or a termination in connection with their disability or death, our named executive officers would be entitled to not only their accrued benefits noted above, but other payments and benefits as set forth in more detail below.
While each of the applicable employment agreements and the CIC Severance Plan set forth relevant definitions in full, generally:
“Change in control” generally means: (1) the acquisition by a person or group, excluding SoftBank or its controlled affiliates, of 30% or more of Sprint’s voting stock; (2) a change in the composition of a majority of our directors; (3) the close of a merger, reorganization, business combination or similar transaction after which: (a) Sprint’s stockholders do not hold more than 50% of the combined entity, (b) the members of Sprint’s board do not constitute a majority of the directors of the combined entity, or (c) a person or group holds 30% or more of the voting securities of the combined entity; (4) Sprint ceasing to have equity securities trading on a national securities exchange; or (5) the liquidation or dissolution of Sprint.
We generally have “cause” to terminate the employment of a named executive officer involuntarily if that officer (1) materially breaches his employment agreement, (2) fails to perform his duties, (3) intentionally acts in a manner that is injurious to us, (4) is convicted of (or pleads no contest to) any felony, (4) commits any intentional or knowing violation of any material antifraud provision of federal or state securities laws, (5) committed any willful misconduct or criminal activity, (6) is abusing alcohol or prescription drugs in a manner that affects work performance, (7) uses illegal drugs, or (8) violates our code of conduct.

“Good reason” generally means the occurrence of any of the following without the named executive officer’s consent:

•
our material breach of his employment agreement; a reduction in salary or short-term incentive compensation target opportunity, except for across-the-board reductions; certain relocations; or, for Mr. Euteneuer only, if we had required him to stop reporting directly to the CEO, or, for Mr. Claure, a material diminution in responsibilities or authorities or a material adverse change in his position or title, and for Mr. Solé, a material reduction in his duties and responsibilities; or

•	in connection with a change in control:

•	a significant and adverse reduction of a named executive officer’s duties or responsibilities or organizational status;

•
the failure to provide a long-term incentive compensation opportunity comparable to other senior executives or a greater than 10% across-the-board reduction to any of base salary or short- or long-term incentive compensation opportunities;

•	reduction in the aggregate employee benefits, except for across the board reductions; or

•	our failure to obtain an agreement from a successor to assume the employment agreement or the CIC Severance Plan.
As a condition to a named executive officers’ entitlement to receive the amounts below, except for vested retirement or death benefits, such officer would have been:

•	required to execute a release in favor of us;

•	subject to confidentiality and non-disparagement provisions on a permanent basis following the termination of their employment; and

•	for the duration of their respective payment periods, prohibited from:

•	engaging in certain employment activities with a competitor of ours;

•	soliciting our employees and certain other parties doing business with us to terminate their relationship with us; and

•	soliciting or assisting any party to undertake any action that would be reasonably likely to, or is intended to, result in a change in control or seek to control our board.
If the named executive officer breached any of these obligations, he would have no rights in, and we would have no obligation to provide, any severance benefits yet to be paid or provided under his employment agreement and any outstanding equity-based award granted under his employment agreement would have terminated immediately.

The following table and footnotes, along with the narrative below, describe the potential payments and benefits that would be provided to our named executive officers other than Mr. Euteneuer (whose employment terminated on December 9, 2015) upon each respective hypothetical March 31, 2016 termination of employment scenario, based on the closing price of a share of our common stock of $3.48 on that date. The Non-CIC column shows the amounts due to each named executive officer (other than Mr. Euteneuer) in the event of his involuntary termination without cause or resignation with good reason on March 31, 2016. Amounts in the CIC column assume a qualifying termination in connection with a change in control occurring on March 31, 2016.

Without Cause or for Good Reason(1)
			Non-CIC ($)	CIC ($)	Disability ($)	Death ($)
Claure	Salary-based		3,393,000	3,000,000	-	-
	STIC-based		9,000,000	9,000,000	3,000,000	3,000,000
	Equity-based(2)		27,122,094	45,963,161	27,122,094	27,122,094
	Benefits		50,609	55,779	10,389	-
		Total	39,565,703	58,018,940	30,132,483	30,122,094
Robbiati	Salary-based		1,600,000	1,600,000	-	-
	STIC-based		2,584,699	2,584,699	584,699	584,699
	Equity-based(2)		3,114,304	6,914,297	3,651,052	3,651,052
	Benefits		48,008	52,212	8,606	-
		Total	7,347,011	11,151,208	4,244,358	4,235,751
Jones	Salary-based		675,000	675,000	-	-
	STIC-based		974,000	974,699	367,199	367,199
	Equity-based(2)		1,388,356	5,082,015	1,818,770	1,818,770
	Benefits		46,661	46,661	7,774	-
		Total	3,084,716	6,778,374	2,193,743	2,185,969
Solé	Salary-based		652,500	652,500	-	-
	STIC-based		946,660	946,660	359,410	359,410
	Equity-based(2)		1,182,278	4,680,771	1,417,526	1,417,526
	Benefits		48,527	48,527	9,018	-
		Total	2,829,965	6,328,458	1,785,954	1,776,936
Saw	Salary-based		825,000	825,000	-	-
	STIC-based		1,046,562	1,046,562	427,812	427,812
	Equity-based(2)		984,134	3,102,538	1,470,916	1,470,916
	Benefits		52,265	52,265	11,510	-
		Total	2,907,960	5,026,365	1,910,237	1,898,728
Crull	Salary-based		1,600,000	1,600,000	-	-
	STIC-based		2,400,000	2,400,000	800,000	800,000
	Equity-based(2)		2,412,322	9,526,932	3,000,442	3,000,442
	Benefits		46,957	50,916	7,958	-
		Total	6,459,279	13,577,848	3,808,400	3,800,442

(1)
The CIC Severance Plan provides that if the payments and benefits provided to an executive under the CIC Severance Plan or any other plan or agreement would constitute an “excess parachute payment” for purposes of Section 280G of the Internal Revenue Code, the executive would either have his or her payments and benefits reduced to the highest amount that could be paid without triggering excise taxes under Section 4999 of the Internal Revenue Code; or, if greater, receive the after-tax amount of his or her payment and benefits taking into account the excise taxes and any other applicable federal, state and local taxes. Amounts do not take into account any possible reduction due to the effects of Section 280G of the Internal Revenue Code.

(2)
Includes stock options, RSUs, and pRSUs. The value of options is based on the intrinsic value of the options, which is the difference between the exercise price of the option and the market price of our shares on March 31, 2016, multiplied by the number of options, and the value of RSUs and pRSUs is based on the market value of our stock on March 31, 2016, multiplied by the number of RSUs or pRSUs, as applicable.

Generally, if an involuntary not for cause termination occurs during the CIC protection period (which generally covers the 6-month period before a change in control through the 18-month period ending following a change in control), then RSUs and pRSUs vest in full as of termination date. Stock options granted after 2014 vest in full on termination date and vested stock options remain exercisable for 90 days. Stock options granted 2012 and prior continue to vest during severance and vested stock options remain exercisable for 90 days after severance ends. If an involuntary not for cause termination occurs outside of the CIC protection period, then RSUs or pRSUs are prorated as of termination date. Unvested stock options granted after 2014 are forfeited on termination date. Vested stock options remain exercisable for 90 days. Stock options granted 2012 and prior continue to vest during severance and vested stock options remain exercisable for 90 days after severance ends.

For a termination due to disability, generally, outstanding options vest immediately and remain exercisable until the earlier of five years and the expiration date of the options, and RSUs and pRSUs vest immediately, with pRSUs deemed vested at target levels, subject to performance adjustment for pRSUs allocated to a performance period ending on or before the separation date.
For a termination due to death, generally, outstanding options vest immediately and remain exercisable until the earlier of 12 months and the expiration of the term of the option, and outstanding RSUs and pRSUs vest in full, with pRSUs deemed vested at target levels, subject to performance adjustment for pRSUs allocated to a performance period ending on or before the separation date.
Mr. Euteneuer
Mr. Euteneuer terminated employment with us on December 9, 2015. He accrued, as a result of his involuntary termination without cause, payments and benefits of $1,550,000 in salary-based, $2,456,814 in STI-based, $2,211,091 in equity-based (as described in footnote 2 above) compensation, $19,827 in benefits, and $35,000 in outplacement services, for a total of $6,272,630 to be paid over the course of his 24 month payment period.
Resignation for Good Reason or Involuntary Termination without Cause
Mr. Claure: If Mr. Claure’s employment had been terminated either by him for good reason or by us without cause, he generally would have been entitled to the following payments and benefits:

•
Salary-based: for a termination outside the CIC protection period, a lump sum amount of $3,393,000, and for a termination during the CIC protection period, an amount equal to 2 times his then-current base salary;

•
STIC-based: for a termination outside of the CIC protection period, (i) a payment equal to his STIC award for fiscal year 2015, (ii) a “capped bonus award” (as defined in his employment agreement) for the first fiscal year following termination, and (iii) a pro-rata (based on days of service) capped bonus award for the second fiscal year following termination, in each case, payable in the calendar year in which such bonus award or capped bonus award is determined; and for a termination during the CIC protection period, (i) a pro-rata payment equal to his target STIC award for fiscal year 2015, and (ii) a payment equal to 2 times his target STIC award;

•
Equity-based: (i) immediate vesting of his initial LTIP award, subject to adjustment for achievement of applicable performance goals, as applicable, (ii) pro-rated vesting of any earned shares subject to his TIA award, based on the portion of the vesting period worked prior to termination (or, if the termination occurs during the CIC protection period, earned shares in respect of the TIA award, if any, will vest in full), and (iii) with respect to future LTIP awards, pro rata acceleration based on the portion of the vesting period worked prior to termination, subject to adjustment for achievement of applicable performance goals; and

•
Benefits: for a termination outside of the CIC protection period, (i) continued participation at employee rates in our group health plans for the duration of the COBRA continuation period (and following such period, reimbursement for the amount of premiums in excess of employee rates for continued participation in our group health plans for the remainder of the 2 year payment period following the COBRA continuation period, if any), (ii) continued participation in our life insurance plans at employee rates for the 2 year payment period; and (iii) outplacement services in an amount not to exceed $35,000, through the period ending December 31 of the second calendar year following the year of termination; and for a termination during the CIC protection period, (i) continued participation in our group health and life plans at employee rates for the 2 year payment period, and (ii) outplacement services for the 2 year payment period in an amount not to exceed $35,000.

Other Named Executive Officers: If the employment of our named executive officers (other than Mr. Euteneuer, whose employment terminated on December 9, 2015, and Mr. Claure, whose payments are described above) had been terminated either by them for good reason or by us without cause, they would have been entitled to:

•
Salary-based: An amount equal to 2 times (or 1.5 times for Messrs. Solé, Jones, and Saw) their then current base salary (payable over 2 years or 18 months, as applicable, or in a lump sum if the termination occurs during the CIC protection period);

•
STIC-based: for a termination outside of the CIC protection period, (i) a payment equal to the STIC award for fiscal year 2015, prorated to the termination date for a March 31, 2016 termination, (ii) a “capped bonus award” (as defined in the applicable employment agreement) for the first fiscal year following termination, and (iii) a pro-rata (based on days of service) capped bonus award for the second fiscal year following termination, in each case, payable in the calendar year in which such bonus award or capped bonus award is determined; and for a termination during the CIC protection period, a pro-rata payment equal to the target STIC award for fiscal year 2015, and a payment equal to 2 times (or 1.5 times, for Messrs. Solé, Jones, and Saw) their target STIC award;

•
Equity-based: a payment of (i) outstanding options with exercisability of such options vested through the 90th day (except for Mr. Jones, whose options would be exercisable for five years subject to the original option expiration term due to his eligibility for early retirement); and (ii) RSUs prorated to their termination date and pRSUs adjusted for performance; and

•
Benefits: for a termination outside of the CIC protection period, (i) continued participation at employee rates in our group health plans for the duration of the COBRA continuation period, (ii) continued participation in our life insurance plans at employee rates for 2 years (or 1.5 years for Messrs. Solé, Jones, and Saw) following termination; and (iii) outplacement services in an amount not to exceed $35,000, through the period ending December 31 of the second calendar year following the year of termination; and for a termination during the CIC protection period, (i) continued participation for the applicable 2-year of 18-month payment period at employee rates in our group health and life plans, and (ii) outplacement services in an amount not to exceed $35,000, each for the duration of the 2-year of 18-month payment period.

Termination Disability Plan Benefits
If our named executive officers’ employment had terminated as a result of their disability, they would have been entitled to:

•
Salary-based: for all named executive officers except for Mr. Claure, continuation of their base salary for 12 months, less any benefits paid under our Long-term Disability Plan, through periodic payment with the same frequency as our payroll schedule;

•	STIC-based: a payment of their 2015 STIC plan award prorated to the termination date and payable based on actual performance;

•
Equity-based: outstanding options would vest in full and remain exercisable until the earlier of five years following termination and the expiration of the term of the option, outstanding RSUs and pRSUs would vest in full, with performance-based RSUs deemed vested at target levels, subject to performance adjustment for pRSUs allocated to a performance period ending on or before the separation date; and

•	Benefits: continued participation at employee rates in our group health and life plans for 12 months.
Termination as a Result of Death
Had our named executive officers’ employment terminated as a result of their death, their estates would have been entitled, as with respect to our employees generally, to a payment of their 2015 STIC plan award prorated to the termination date and payable based on actual performance; and immediate vesting of outstanding options, which would remain exercisable until the earlier of 12 months and the expiration of the term of the option, and immediate vesting of outstanding RSUs and pRSUs, with pRSUs deemed vested at target levels, subject to performance adjustment for pRSUs allocated to a performance period ending on or before the separation date.

Compensation Committee Interlocks and Insider Participation
Junichi Miyakawa, our former Technical Chief Operating Officer who was an executive officer during a portion of fiscal year 2015, was a director of certain subsidiaries of SoftBank during fiscal year 2015. Mr. Son served as Chief Executive Officer of these companies as of March 31, 2016.
Compensation of Directors
The compensation of our non-employee directors is partially equity-based and is designed to comply with our Corporate Governance Guidelines, which provide that the guiding principles behind our non-employee director compensation practices are: (1) alignment with stockholder interests; (2) preservation of independence; and (3) preservation of the fiduciary duties owed to all stockholders.
Components of Compensation
The following table summarizes director compensation for the non-employee members of Sprint Corporation’s board, with the exception of Messrs. Fisher and Son, who are discussed further below. Our non-employee directors are also reimbursed for direct expenses relating to their activities as members of our board.

Compensation Element	Compensation Amount
($)
Annual Board Retainer(1)	107,500
Chairman Retainer	N/A
Audit Committee Chair Retainer	25,000
Compensation Committee Chair Retainer	20,000
Security Director Retainer(1)	182,500
Finance Committee Chair Retainer	N/A
Nominating Committee Chair Retainer	15,000
Special Committee Chair Retainer(2)	15,000
Meeting Fees (per meeting):	-
In Person	2,000
Telephonic	1,000
Restricted Stock Units(3)	Annual grant value of 172,500

(1)	Adm. Mullen receives the Security Director Retainer in lieu of an Annual Retainer.

(2)	Includes any non-standing committee of directors established from time to time, but excludes the Vacancy Resolution Committee.

(3)
Generally, restricted stock units, or “RSUs”, representing the right to receive shares of our common stock, are granted each year on the date of the annual meeting of stockholders. Each grant generally vests in full on the earlier of the date of the subsequent annual stockholders’ meeting or the first anniversary of the date of the grant.

Mr. Son does not receive any fees for his service on our board. On August 6, 2013, our board determined Mr. Fisher’s compensation for serving as a member of our board. In recognition of his vice chairman activities and in lieu of the amounts described in the table above, including the annual board retainer, RSUs, and meeting fees, our board adopted a compensation program for Mr. Fisher, to provide as follows:

•	Annual cash retainer of $500,000;

•
Annual grant of $500,000 in RSUs commencing on August 6, 2013 and each year thereafter at the annual stockholders’ meeting and vesting in full on the earlier of the date of the subsequent annual stockholders’ meeting or the first anniversary of the date of the grant; and

•	Other benefits as described below.
Other Benefits
We believe that it serves the interests of our Company and our stockholders to enable our non-employee directors to utilize our communications services. Accordingly, each non-employee director, except Mr. Son, is entitled to receive a reasonable amount of communications services and devices. Non-employee directors may also receive specialized equipment, on an as-needed basis, with equipment valued at greater than $1,000 requiring Compensation Committee approval. In addition to the value of the communications services, the value of any additional services and features and the value of the wireless devices, replacements, and associated accessories are included in the value of the communications benefit. There may be other circumstances in which devices are provided to non-employee directors (such as demonstration, field testing, training units, or devices for use while traveling internationally); these devices must be returned or they will be converted to a consumer account and applicable charges will be applied toward the wireless devices under this communications benefit.

Our non-employee directors, except Mr. Son, are eligible for our charitable matching gifts program. Under this program, the Sprint Foundation matches contributions made to qualifying organizations on a dollar-for-dollar basis, up to the annual donor maximum of $5,000. The annual maximum contribution per donor, per organization, is $2,500.
We do not offer retirement benefits to non-employee directors, except that our communications benefit as described above continues after retirement from board service provided non-employee directors have served on our board for at least three years, and the benefit will continue for such non-employee directors for the period of time our non-employee director served on our board (including service on our predecessor Sprint Nextel board).
Our non-employee directors may also participate in our Directors’ Shares Plan, under which they can elect to use all or part of their annual and additional retainer fees and meeting fees to purchase shares of our common stock in lieu of receiving cash payments. Our non-employee directors can also elect to defer receipt of these shares. During fiscal year 2015, no non-employee directors participated in our Directors’ Shares Plan. On an annual basis, our non-employee directors are given the opportunity to enroll in or discontinue their participation in this plan. Our non-employee directors are also provided the opportunity to elect before the end of each calendar year to defer the receipt of shares underlying any portion of any RSUs awarded in the following calendar year. Five of our non-employee directors elected to defer the receipt of shares underlying their 2016 RSU awards vesting in 2017.

Stock Ownership Guidelines
Our board believes non-employee directors should have a meaningful financial stake in the Company, and therefore has established a desired ownership level for non-employee directors of equity or equity interests. Our director stock ownership guidelines currently require non-employee directors, other than SoftBank Affiliate Directors (Messrs. Son and Fisher), to hold equity or equity interests equal to at least five times the annual board retainer amount (in other words $537,500 while the current $107,500 retainer is in place). To the extent any non-employee director has not met this minimum ownership level, each such non-employee director is expected to retain at least half of his or her shares or share equivalents awarded by us. Our board retains flexibility to grant exceptions to the guidelines based on its consideration of individual circumstances. As of March 31, 2016, each of our non-employee directors with the exception of Adm. Mullen, Mr. Genachowski, and Ms. Tucker met the stock ownership requirements, and Adm. Mullen, Mr. Genachowski, and Ms. Tucker are making progress towards achieving the stock ownership requirements.
Fiscal Year 2015 Director Compensation Table
The table below sets forth the compensation earned by our non-employee directors who served during fiscal year 2015.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Nikesh Arora(4)	115,000	172,500	-	287,500
Robert Bennett	162,000	172,500	-	334,500
Gordon Bethune	151,000	172,500	-	324,500
Ronald Fisher	500,000	500,000	12,989	1,012,989
Julius Genachowski	95,667	172,500	2,500	270,667
Frank Ianna(5)	62,250	-	-	62,250
Adm. Michael Mullen	183,000	172,500	16,992	372,492
Masayoshi Son	-	-	-	-
Sara Martinez Tucker	153,000	172,500	-	325,500

(1)	Consists of annual or special retainer fees, chairman and committee chair fees, and board and committee meeting fees.

(2)
Represents the grant date fair value of RSUs granted to our non-employee directors during fiscal year 2015. The grant date fair value is calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. For a discussion of the assumptions used in determining the compensation cost associated with stock awards, see Note 2 of the Notes to the Consolidated Financial Statements on Form 10-K for the fiscal year ended March 31, 2016.

As of March 31, 2016, each of the non-employee directors held a stock award in the form of RSUs in the amount of 51,187, with the exception of Mr. Fisher, who held 148,368 RSUs. All such RSUs are expected to vest at the annual meeting of stockholders.

(3)
Consists solely of communications benefits under the communications benefit program described above, except for Mr. Genachowski, who received a contribution on his behalf in the amount of $2,500 pursuant to our matching gifts program described above. Please see the narrative discussion above for information about the material terms of this matching gifts program.

(4)	On June 22, 2016, Mr. Arora resigned.
(5) Frank Ianna served as an independent director during fiscal year 2015 until the 2015 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners
The following table provides information about the only known beneficial owner of five percent or more of our common stock. For purposes of the table below, beneficial ownership is determined based on Rule 13d-3 of the Securities Exchange Act of 1934, which states that a beneficial owner is any person who directly or indirectly has or shares voting and/or investment or dispositive power.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
SoftBank Group Corp.
1-9-1 Higashi-Shimbashi, Minato-ku,	3,346,443,454(2)	83.05%
Tokyo, 105-7303 Japan

(1)
The ownership percentages set forth in this column are based on Sprint’s outstanding shares on June 10, 2016 plus shares of Sprint common stock issuable upon exercise of a warrant to SoftBank, dated July 10, 2013, and assumes that SoftBank continued to own the number of shares reflected in the table above on June 10, 2016.

(2)
According to Schedule 13D filed with the SEC on September 28, 2015, by SoftBank Group Corp. SoftBank is the beneficial owner of, and has sole voting power and sole dispositive power with respect to, all of the shares.

Security Ownership of Directors and Executive Officers
The following table states the number of shares of our common stock beneficially owned as of June 10, 2016 by each current director, named executive officer, and all current directors and executive officers as a group. Except as otherwise indicated, each individual named has sole investment and voting power with respect to the shares owned.

Name of Beneficial Owner	Shares Owned	Shares Covered by Exercisable Options and RSUs to be Delivered (1)	Percentage of Common Stock
Robert Bennett	81,977	51,187	*
Gordon Bethune	186,051	-	*
Marcelo Claure(2)	5,093,480	983,025	*
Kevin Crull	-	124,610	*
Joseph Euteneuer	1,099,679	1,062,042	*
Ronald Fisher	716,228	-	*
Julius Genachowski	51,187	-	*
Jaime Jones	101,655	175,567	*
Adm. Michael Mullen	92,393	-	*
Tarek Robbiati	-	100,000	*
John Saw	-	235,412	*
Masayoshi Son	-	-	*
Roger Solé	-	49,844	*
Sara Martinez Tucker	93,825	-	*
Current Directors and Executive Officers as a group (20 persons)	7,516,705	2,983,525	*

*Indicates ownership of less than 1%.

(1)
Represents shares that may be acquired upon the exercise of stock options exercisable, and shares of stock that underlie restricted stock units to be delivered, on or within 60 days after June 10, 2016 under our equity-based incentive plans.

(2)
According to a Form 4 filed February 27, 2015, in an open market purchase, Mr. Claure acquired 5,080,000 shares of Sprint stock, all of which are currently pledged as security for a line of credit with an unrelated third-party bank.

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

The following table provides information about the shares of common stock that may be issued upon exercise of awards as of March 31, 2016.

Plan Category	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)		(b)		(c)
Equity compensation plans approved by stockholders of common stock	77,942,352	(1)(2)	$4.69	(3)	132,820,958	(4)(5)(6)
Equity compensation plans not approved by stockholders of common stock	-		N/A		-
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

SoftBank, through its wholly-owned subsidiaries, is the controlling stockholder of Sprint. Mr. Son is SoftBank’s controlling stockholder, chairman of the board and chief executive officer. Mr. Fisher is the founder of SoftBank Capital, a director and president of SoftBank Holdings, Inc., and a member of the board of directors of SoftBank and Brightstar, which became a controlled affiliate of SoftBank on January 29, 2014. Mr. Arora, who served as a director until June 22, was the Vice Chairman, President, and Chief Operating Officer of SoftBank. In this section, we refer to SoftBank, its controlled affiliates (other than Sprint), and Messrs. Son, Fisher, and Arora as SoftBank Parties or each a SoftBank Party. We consider SoftBank Parties, as well as our other directors and executive officers, to be “related parties.”
Policy on Oversight of Related Party Transactions
Our board has adopted, and the Audit Committee has maintained, a written policy on the review and approval of transactions with related parties. The policy generally groups these transactions into two categories: (1) transactions requiring the approval by the Audit Committee; and (2) certain ordinary course transactions that are deemed pre-approved by the Audit Committee after being reviewed and approved as appropriate by our related party transaction committee, which is comprised of members of management. This related party transaction committee also acts as a gatekeeper by reviewing and analyzing related party transactions prior to submission to the Audit Committee for review.
Generally, the Audit Committee deems pre-approved any transaction or series of transactions with a SoftBank Party that is entered into in the ordinary course of business and has substantially the same terms and conditions offered to or by third parties, or where the rates or charges involved are determined by competitive bid, as well as certain tri-party agreements. All ordinary course transactions deemed pre-approved by our board must first be approved by the related party transaction committee.

Related Party Transactions During Fiscal Year 2015
Transactions with Sprint’s Officers and Directors
We have entered into indemnity agreements with our officers and directors that provide, among other things, that we will indemnify each such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines, and settlements he or she may be required to pay in actions or proceedings in which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Sprint or its subsidiaries.
Transactions with SoftBank Parties Outside the Ordinary Course of Business
Transactions with SoftBank Parties outside the ordinary course of business are reviewed by the Audit Committee. Unless otherwise noted, the transactions described in this section were reviewed and approved by the Audit Committee.
Sprint developed, owns, and operates a content delivery and device configuration platform known as Mobile ID. Sprint and a SoftBank subsidiary entered into a wholesale agreement providing for Sprint to enable the Mobile ID platform for use by SoftBank and license those capabilities to SoftBank. Sprint received approximately $900,000 in fees from SoftBank during fiscal year 2015 pursuant to this agreement.
Wholly-owned subsidiaries of Sprint and a SoftBank Party revised their International Roaming Agreement effective June 1, 2013, which was originally entered into prior to SoftBank becoming a beneficial owner. The amendment provided lower rates to Sprint for Sprint subscribers roaming on SoftBank’s network. Effective January 1, 2014, Sprint and a SoftBank subsidiary entered into a second amendment to the International Roaming Agreement. This amendment allows Sprint the ability to roam free of charge on SoftBank’s network. The board has also authorized the parties to enter into other amendments to the International Roaming Agreement, under which Sprint would not charge SoftBank for SoftBank subscribers roaming on Sprint’s CDMA network. The total value of this agreement for Sprint during fiscal year 2015 was approximately $2.3 million and the total value of this agreement for SoftBank was $3.5 million during fiscal year 2015.
Effective February 28, 2014, Sprint entered into an assignment agreement with a SoftBank Party and an unrelated third-party software vendor. The agreement resulted in: (1) a one-time payment by a SoftBank Party to a Sprint subsidiary of approximately $900,000 in 2014, and (2) SoftBank’s agreement to pay the corresponding ongoing annual support services fees for the transferred licenses, which are approximately $300,000 per year (including fiscal year 2015), thereby relieving Sprint of such corresponding ongoing support services fees into perpetuity due to the perpetual terms of the licenses.
Effective June 16, 2014, Sprint and a SoftBank Party entered into an agreement whereby Sprint would provide information technology and other services to SoftBank at its facilities in San Carlos, California. Sprint received approximately $214,000 in revenues from SoftBank pursuant to this agreement during fiscal year 2015.
Effective May 14, 2014, Sprint and a SoftBank Party entered into a five-year Joint Provisioning Capacity Agreement to make available to each other network resources in the Asia Pacific region and the United States. The total transaction value of this agreement is approximately $8.8 million during the five-year term, with SoftBank contributing approximately $5.3 million and Sprint contributing approximately $3.5 million over five years. In fiscal year 2015, Sprint provided SoftBank with services with a market value equal to $827,000. Sprint’s cost to provide these services was $370,000. In fiscal year 2015, SoftBank provided Sprint with services with a market value equal to $865,000.
Effective February 3, 2015, Sprint and a SoftBank Party entered into an agreement whereby Sprint would perform certain tests related to wireless network performance for the SoftBank Party. The SoftBank Party would then reimburse Sprint for its costs associated with such testing. The project was not renewed beyond fiscal year 2015. Sprint accrued reimbursements of approximately $296,000 from SoftBank during fiscal year 2015.
Sprint has engaged a SoftBank Party to provide certain network testing services to assist Sprint’s network team in evaluating network performance. Sprint incurred expenses of approximately $3.6 million pursuant to this engagement during fiscal year 2015.

Sprint and SoftBank agreed to create a unified test environment for mobile device testing and certification in Overland Park, KS. Sprint has incurred expenses of approximately $5.5 million during fiscal year 2015 pursuant to this agreement. In addition, Sprint received reimbursement of approximately $1.7 million in costs from SoftBank and will receive annual lab usage fees and expenses of approximately $700,000 per year from SoftBank.
On November 5, 2014, our board approved a transaction whereby a SoftBank Party would provide engineers to Sprint to provide assistance with various network efforts. Effective January 1, 2015, the parties entered into a Secondment Agreement and a Cost Arrangement Agreement relating to such engineers. Sprint and a SoftBank Party also entered into an Agreement for Labor Cost Payment whereby the SoftBank affiliate would reimburse Sprint for the costs incurred under the Secondment Agreement and the Cost Arrangement Agreement during the period from January 1, 2015 until December 31, 2016. Sprint received approximately $10 million under the Agreement for Labor Cost Payment during fiscal year 2015. Sprint did not incur expenses payable to SoftBank under the Secondment Agreement and the Cost Arrangement Agreement during fiscal year 2015.
Effective August 17, 2015, Sprint and a SoftBank Party entered in a Master Purchase Agreement pursuant to which Sprint would purchase certain network equipment and related products. Sprint paid SoftBank approximately $3.86 million pursuant to the Master Purchase Agreement during fiscal year 2015.
Financing Transactions Involving Softbank
In November 2015, certain wholly-owned subsidiaries of Sprint entered into a series of agreements with Mobile Leasing Solutions, LLC, a company formed by a group of equity investors (“MLS”), including Softbank, to sell and lease-back certain leased devices in exchange for proceeds totaling approximately $1.1 billion and a cash deferred purchase price receivable of approximately $126 million. Subject to a cap of 20% of the aggregate cash purchase price, Sprint has guaranteed the rental payments and any termination payment owed to MLS. Monthly rental payments made to MLS totaled $60 million during the year ended March 31, 2016. As of March 31, 2016, the minimum estimated amounts due to MLS, acting for itself and on behalf of Series 1 thereof, for Tranche 1 were $673 million for fiscal year 2016 and $113 million for fiscal year 2017.
On April 28, 2016, certain wholly-owned subsidiaries of Sprint entered into a series of agreements with MLS to sell and lease-back certain leased devices in exchange for proceeds totaling approximately $1.2 billion and a cash deferred purchase price receivable of approximately $186.3 million. Subject to a cap of 20% of the aggregate cash purchase price, Sprint has guaranteed the rental payments and any termination payment owed to MLS. The minimum estimated amounts due to MLS, acting for itself and on behalf of Series 2 thereof, for Tranche 2 are $636.7 million for fiscal year 2016 and $227.9 million for fiscal year 2017.
On April 5, 2016, certain wholly-owned subsidiaries of Sprint entered into a series of agreements to sell, for an aggregate purchase price of approximately $3.4 billion, certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, “LeaseCo”), which equipment was simultaneously leased back to the Sprint subsidiaries. SoftBank is a junior lender of LeaseCo. Sprint has guaranteed the rental payments and termination payments owed to the special purpose entities. The minimum estimated amounts due to the LeaseCo are $375.3 million for fiscal year 2016 and $1.971 billion for fiscal year 2017. We expect that SoftBank will receive approximately $250 million in principal payments and approximately $33 million in interest by January 2018.
Transactions with SoftBank Parties in the Ordinary Course of Business and Certain Tri-Party Agreements
Sprint or its affiliates have also entered into various commercial arrangements with SoftBank Parties, including for international wireless roaming, wireless and wireline call termination, and potential joint procurement activities (collectively, the “Commercial Agreements”). These Commercial Agreements, which include interconnection agreements, sale of data telecommunication services, master services agreements, international roaming agreements, traffic termination agreements, port charge waivers, and other commercial agreements, were entered into in arms-length transactions in the ordinary course of business and are typical for Sprint’s contractual arrangements with other U.S. carriers and in third-party dealings. The Commercial Agreements and related contract orders between Sprint or its affiliates and SoftBank Parties covered an aggregate of less than $1.7 million in net payments for services, fees and expenses among the parties during fiscal year 2015. Such transactions are generally deemed pre-approved under our related party transactions policy.

Since January 1, 2014, Sprint and SoftBank have jointly entered into various roaming agreements with unrelated third parties. During the fiscal year 2015, the aggregate value of such transactions to SoftBank is approximately $23.1 million and the aggregate value of such transactions to Sprint is approximately $6.7 million. These transactions are deemed pre-approved under Sprint’s related party transaction policy.
Transactions with Brightstar
Sprint or its affiliates entered into various commercial agreements with Brightstar prior to Brightstar becoming a controlled affiliate of SoftBank in January 2014. These agreements were entered into in arms-length transactions in the ordinary course of business and are typical for Sprint’s contractual arrangements with unrelated third-parties. These transactions were valued at approximately $23.9 million during fiscal year 2015.
Effective May 7, 2014, Sprint consented to an assignment of a Master Services Agreement (“MSA”) and Statement of Work from an existing third party vendor to Brightstar. Pursuant to the MSA, Brightstar provides device buyback, trade-in technology, and related services to Sprint. Effective August 1, 2015, the parties entered into a new Statement of Work (“Postpaid Buyback SOW”) to replace the previous MSA and Statement of Work. For fiscal year 2015, Sprint incurred expenses payable to Brightstar of approximately $22.4 million and Brightstar incurred expenses payable to Sprint of approximately $160 million pursuant to the Postpaid Buyback SOW, the MSA, and the prior Statement of Work.
Effective July 9, 2014, Sprint and Brightstar entered into a Master Services and Product Agreement and thereafter entered into Statements of Work whereby Brightstar on behalf of Sprint (1) provides various services and equipment related to accessories management, and (2) provides device distribution services related to Sprint’s mobile virtual network operator distribution services. Sprint incurs no costs pursuant to both SOW 1 and SOW 2 as the costs are incurred directly by our dealers or MVNOs. Sprint earned a net revenue share of approximately $1 million during fiscal year 2015 pursuant to SOW 1 and earned no net revenues pursuant to SOW 2.

Effective July 23, 2014, Sprint and eSecuritel (n/k/a Brightstar) entered into a Master Services Agreement whereby eSecuritel provides insurance and extended warranty phone replacement services for Sprint’s Prepaid subscribers including the Boost and Virgin brands (“Brightstar Prepaid Agreement”). Sprint is responsible for billing and collecting the monthly premium, while Brightstar assumes the financial risk of the program. Premiums collected monthly are transferred to Brightstar minus Sprint’s billing and commission fee equal to 32% of the monthly premium amount per subscriber. Sprint incurred costs of less than $0.2 million in fiscal year 2015 pursuant to this agreement. In accordance with a statement of work under the Brightstar Prepaid Agreement, the parties also entered into a transaction, which was not pre-approved by the Audit Committee or our board in accordance with written policy, by which Sprint used Brightstar to provide related insurance services for Sprint’s tablet device protection program (“Brightstar Tablet SOW”). Sprint incurred costs of approximately $200,000 pursuant to the Brightstar Tablet SOW during fiscal year 2015. Sprint earned billing commissions of approximately $73 million pursuant to both arrangements during fiscal year 2015. Brightstar retained approximately $39 million in revenues pursuant to both arrangements during fiscal year 2015. On April 12, 2016, the Audit Committee approved an extension of the Brightstar Prepaid Agreement and the Brightstar Tablet SOW until July 2017 in exchange for a $10 million cost reduction from Brightstar.
Effective March 20, 2015, Sprint and Brightstar entered into a Consulting Services Agreement whereby Brightstar provided the services of certain of its employees to Sprint on a full time basis for the 2015 calendar year, which was not pre-approved by the Audit Committee or our board in accordance with written policy due to a misunderstanding of the consultants’ employment status at Sprint. Sprint incurred expenses payable to Brightstar of approximately $2.5 million under the Consulting Services Agreement during fiscal year 2015. This agreement terminated on December 31, 2015.
In July 2014, Sprint and Brightstar entered into a term sheet whereby Brightstar provides fourth-party logistics services to Sprint and charges Sprint a per-device fee. Primarily, these services include end-to-end supply chain services. In addition, Brightstar is to purchase handsets from manufacturers, which it is then to sell directly to Sprint’s retailers and dealers. During fiscal year 2015, Sprint incurred approximately $102 million in fees payable to Brightstar and reimbursed Brightstar for approximately $23.9 million in pass through costs. To facilitate this arrangement with Brightstar, Sprint has extended a $1 billion credit line to Brightstar to assist with the purchasing and distribution by Brightstar of devices and under the credit line. No interest is payable under the credit line and no interest was paid during fiscal year 2015. The maximum amount that has been outstanding on the credit line was $890 million on December 15, 2014 and the amount outstanding as of March 31, 2016 was $167 million. In addition, Sprint has guaranteed, on behalf of Brightstar, approximately $25 million in increases to credit lines and payment plans between Brightstar and various dealers and national retailers as requested by Sprint. Brightstar is to provide financing to dealers and customers consistent with Sprint past practices; additional credit may be extended based on Sprint’s financial assurance as to repayment, subject to a $25 million limit. Sprint and Brightstar entered into a final Statement of Work regarding Brightstar’s provision of fourth-party logistics services effective as of April 1, 2016. On July 14, 2016, the Audit Committee approved an amendment to the Statement of Work pursuant to which the sourcing model would be modified and the credit line would be reduced.
On January 20, 2015, we entered into a series of ordinary course transactions between Sprint and Brightstar whereby Sprint would purchase handsets from Brightstar pursuant to the fourth-party logistics services arrangement described above. These purchases resulted from repurchasing product previously sold to Brightstar in order to fulfill Sprint’s inventory needs and third-party channel returns pursuant to the agreement. We incurred expenses payable to Brightstar of approximately $31 million pursuant to this arrangement during fiscal year 2015.
Effective August 1, 2015, Sprint and Brightstar entered into two Statements of Work whereby Brightstar performs services related to (1) device buy back and trade-in (“Buyback SOW”), and (2) reverse logistics repair and triage (“Triage SOW”). We incurred expenses payable to Brightstar of approximately $604,000 in aggregate pursuant to the Buyback SOW and Triage SOW during fiscal year 2015.

We have entered into various ordinary course transactions between Sprint and Brightstar whereby Sprint agreed to (1) sell device cases and other accessories, and lease certain office space to Brightstar, and (2) purchase excess handsets, certain consulting services, tablet devices, and a retail software solution from Brightstar. Sprint incurred expenses of approximately $3.1 million and received payments of approximately $494,000 pursuant to these arrangements during fiscal year 2015. In addition, we have entered into an accessory sale with Brightstar, pursuant to which we expect to receive payments of approximately $571,000.

Effective November 21, 2014, Sprint and Brightstar entered into a Sublease Agreement whereby Brightstar leases approximately 7,500 square feet at Sprint’s campus in Overland Park, Kansas. Sprint is expected to receive $800,000 in base rent during the five-year and three month term. Brightstar will also pay for certain operating costs and property taxes.
On November 5, 2015, the Audit Committee approved a transaction pursuant to which Sprint hired a former Brightstar employee who agreed to forgo his Brightstar severance package if Sprint paid him a signing bonus of $450,000. Brightstar agreed to reimburse Sprint for its $450,000 bonus cost. Accordingly, Sprint incurred expenses payable to such officer of approximately $450,000 pursuant to the transaction and Sprint received $450,000 in reimbursements from Brightstar as a result during fiscal year 2015.
Transactions with SoftBank Product Group (a Subsidiary of Brightstar)
Effective March 1, 2014, Sprint and SoftBank Parties entered into agreements with SoftBank Product Group (“SBPG”), a former subsidiary of Brightstar. Under these agreements, SBPG procured mobile devices and accessories on behalf of such parties. In connection with the transactions, Sprint paid SBPG an initial annual service fee of approximately $7.5 million for device services. For accessory services, Sprint compensated SBPG by paying a percentage markup above SBPG’s cost of acquiring accessories. The markup varied based on the accessory type, and could be increased or decreased so that the total amount paid to SBPG for accessory services was equal to one half of the estimated net savings attributable to SBPG’s efforts. The total accessory fees paid to SBPG were further limited to not more than certain costs related to the operation of SBPG’s accessories business unit, plus an agreed upon percentage of overhead. Other than these service fees, the estimated value of the transactions to SBPG is nominal as the agreements are primarily structured to enable SBPG to deliver savings and benefits to the Company and other participants in the arrangement (including SoftBank and Brightstar). Prior to entering into these agreements, these services were generally provided to Sprint without charge for setup and testing purposes. We incurred no expenses payable to SBPG under the device services agreement and Sprint incurred $2.2 million in expenses payable under the accessories agreement during fiscal year 2015.

Forward-Looking Statements

We include certain estimates, projections and other forward-looking statements in the transactions described above. Statements regarding expectations, including expected expenditures, revenues, and other amounts, as well as other statements that are not historical facts, are forward-looking statements. These statements reflect management’s judgments based on currently available information and involve a number of assumptions that could cause actual amounts to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made assumptions regarding, among other things, subscriber and network usage, subscriber growth and retention, pricing, operating costs, the timing of various events, and the economic and regulatory environment. Readers are cautioned that other factors, although not listed above, could also materially affect our future performance. The reader should not place undue reliance on forward-looking statements, which speak only as of the date of this amendment to our Annual Report on Form 10-K. We are not obligated to publicly release any revisions to forward-looking statements to reflect events after the date of this amendment to our Annual Report on Form 10-K, including unforeseen events. For additional factors that could cause the results of the Company to differ materially from those indicated above, please refer to Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 filed with the SEC on May 17, 2016.

Independence of Directors
Our board is currently comprised of eight members, five of whom are independent under rules of the NYSE (Messrs. Bethune, Bennett, and Genachowski, Adm. Mullen, and Ms. Tucker). As a matter of practice, our board undertakes an annual review of director independence. During this review, our board considers all transactions and relationships between each director or any member of his immediate family and the companies by which they are employed as an executive officer (if applicable) to determine whether they have any relationships with our Company and its affiliates. The purpose of this review is to determine whether any such relationships or transactions are considered “material relationships” that would be inconsistent with a determination that a director is independent. Our board has not adopted any “categorical standards” for assessing independence; preferring instead to consider and disclose existing relationships with the non-management directors and the Company. Our board observes all criteria for independence established by the NYSE.

Item 14.	Principal Accounting Fees and Services

The Audit Committee appointed Deloitte & Touche LLP ("Deloitte") as our independent registered public accounting firm for fiscal year 2015. The following table provides the fees billed for professional services rendered by Deloitte for fiscal years 2014 and 2015. The Audit Committee determined that the non-audit services rendered by Deloitte in fiscal year 2015 were compatible with maintaining its independence as our auditors.
Deloitte has served as the independent registered accounting firm of Sprint Corporation (formerly known as Starburst II, Inc.) since its formation in 2012. Prior to the completion of the SoftBank Merger on July 10, 2013, KPMG LLP served as the independent registered accounting firm of Sprint Nextel Corporation.
The Audit Committee has adopted policies and procedures concerning our independent registered public accounting firm, including the pre-approval of services to be provided. Our Audit Committee pre-approved all of the services described below. The Audit Committee is responsible for the pre-approval of all audit, audit-related, tax and non-audit services; however, pre-approval authority may be delegated to one or more members of the Audit Committee. The details of any services approved under this delegation must be reported to the full Audit Committee at its next regular meeting. Our independent registered public accounting firm is generally prohibited from providing certain non-audit services under our policy, which is more restrictive than the SEC rules related to non-audit services. Any permissible non-audit service engagement must be specifically approved in advance by the Audit Committee. We provide quarterly reporting to the Audit Committee regarding all audit, audit-related, tax and non-audit services provided by our independent registered public accounting firm.

The most significant engagement giving rise to the non-audit related services is in connection with a FCC order (the “FCC Order”) for which a Deloitte affiliate serves as a subcontractor of the FCC. This FCC Order provides for an independent Transition Administrator (“TA”) to oversee the band reconfiguration process on behalf of the FCC. In 2009,

Deloitte Consulting LLP, one of Deloitte’s affiliates (“Deloitte Consulting”), entered into a subcontractor agreement with the TA to provide certain services to the TA on behalf of the FCC and not Sprint. Sprint is obligated to fund implementation of the FCC Order and, therefore, pays the fees of the TA and Deloitte Consulting. Accordingly, the Audit Committee did not engage the Deloitte affiliate or otherwise approve those services. The interaction between Deloitte Consulting and Sprint under the subcontractor agreement is limited to routine interactions of exchanging factual information relevant to Deloitte Consulting’s or Sprint’s obligations under the FCC Order. Deloitte Consulting has no obligation to provide services to or for Sprint. In addition, the FCC is the only entity that can compel any obligation. Sprint does not supervise, direct, manage, or otherwise have any responsibility or accountability for Deloitte Consulting’s products or services under the subcontractor agreement with the TA, other than to pay the costs associated with the FCC Order. Given the nature of this relationship with Deloitte and Deloitte Consulting, the Audit Committee concluded that payments made pursuant to the FCC Order do not affect the independence of Deloitte with respect to its audits.

	Fiscal Year ended March 31, 2016	Fiscal Year ended March 31, 2015
Audit Fees(1)	$12.4 million	$12.6 million
Audit-Related Fees(2)	$0.2 million	$0.7 million
Tax Fees	$0.1 million	$0.2 million
All Other Fees	$14.6 million(3)	$22.2 million(4)

(1)
For professional services rendered for the audit of our consolidated financial statements, the audit of the effectiveness of internal control over financial reporting, the review of the consolidated financial statements, and the audits of certain subsidiaries for statutory reporting purposes.

(2)	For professional audit-related services rendered to us, generally related to other attestation services including registration statements and other offering-related services.

(3)
Included approximately $2.8 million for management advisory services and $11.8 million for amounts paid by Sprint directly related to Deloitte for work performed on behalf of the FCC pursuant to the FCC Order during fiscal year 2015. When excluding the $11.8 million of fees required to be paid to Deloitte Consulting pursuant to the arrangement described above, the non-audit fees are approximately 18 percent of the total fees received by Deloitte.

(4)
Included approximately $7.7 million for management advisory services and $14.5 million for amounts paid by Sprint directly related to Deloitte for work performed on behalf of the FCC pursuant to the FCC Order during fiscal year 2014. When excluding the $14.5 million of fees required to be paid to Deloitte Consulting pursuant to the arrangement described above, the non-audit fees are approximately 36 percent of the total fees received by Deloitte in fiscal year 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)(1) Financial Statements and Supplementary Data: The following financial statements and the auditor’s reports thereon have been included in Part II, Item 8 of our Annual Report on Form 10-K filed on May 17, 2016:

Sprint Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firms

•	Successor Consolidated Balance Sheets as of March 31, 2016 and 2015

•
Successor Consolidated Statements of Operations for the years ended March 31, 2016 and 2015, three months ended March 31, 2014 and 2013 (unaudited), and year ended December 31, 2013 and Predecessor Consolidated Statements of Operations for the 191 days ended July 10, 2013, and three months ended March 31, 2013 (unaudited);

•
Successor Consolidated Statements of Comprehensive Loss for the years ended March 31, 2016 and 2015, three months ended March 31, 2014 and 2013 (unaudited), and year ended December 31, 2013 and Predecessor Consolidated Statements of Comprehensive Loss for the 191 days ended July 10, 2013, and three months ended March 31, 2013 (unaudited);

•
Successor Consolidated Statements of Cash Flows for the years ended March 31, 2016 and 2015, three months ended March 31, 2014 and 2013 (unaudited), and year ended December 31, 2013 and Predecessor Consolidated Statements of Cash Flows for the 191 days ended July 10, 2013, and three months ended March 31, 2013 (unaudited);

•
Successor Consolidated Statements of Stockholders' Equity for the years ended March 31, 2016 and 2015, three months ended March 31, 2014, and year ended December 31, 2013 and Predecessor Consolidated Statements of Stockholders' Equity for the 191 days ended July 10, 2013; and

•	Notes to the Consolidated Financial Statements.

Clearwire Consolidated Financial Statements:

•	Independent Auditor's Report;

•	Report of Independent Registered Public Accounting Firm;

•	Consolidated Balance Sheets as of July 9, 2013 and December 31, 2012;

•	Consolidated Statements of Operations for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011;

•	Consolidated Statements of Comprehensive Loss for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011;

•	Consolidated Statements of Cash Flows for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011;

•	Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the 190 days ended July 9, 2013 and years ended December 31, 2012 and 2011; and

•	Notes to the Consolidated Financial Statements.

(a)(2) Financial Statement Schedules:

All financial statement schedules have been included in Part II, Item 8 of our Annual Report on Form 10-K filed on May 17, 2016 in the consolidated financial statements or the related notes, or they are either inapplicable or not required.

(a)(3) Exhibits:
All documents referenced in the Exhibit Index below were filed pursuant to the Securities Exchange Act of 1934 by Sprint Corporation, unless otherwise noted.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By	/s/ MARCELO CLAURE
Marcelo Claure Chief Executive Officer and President
Date: July 29, 2016

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1*	Agreement and Plan of Merger, dated as of October 15, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	10/15/2012

2.2	First Amendment to Agreement and Plan of Merger, dated November 29, 2012, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.5	5/6/2013

2.3	Second Amendment to Agreement and Plan of Merger, dated April 12, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	10-Q	001-04721	2.6	5/6/2013

2.4*	Third Amendment to Agreement and Plan of Merger, dated June 10, 2013, by and among Sprint Nextel Corporation, SoftBank Corp., Starburst I, Inc., Starburst II, Inc. and Starburst III, Inc.	8-K	001-04721	2.1	6/11/2013

2.5*	Agreement and Plan of Merger, dated as of December 17, 2012, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	12/18/2012

2.6*
First Amendment to Agreement and Plan of Merger, dated as of April 18, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation (Filed as Annex-2 to Clearwire Corporation's Proxy Statement)
		DEFM14A	001-34196		4/23/2013

2.7*	Second Amendment to Agreement and Plan of Merger, dated as of May 21, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	5/22/2013

2.8*	Third Amendment to Agreement and Plan of Merger, dated June 20, 2013, by and among Sprint Nextel Corporation, Collie Acquisition Corp. and Clearwire Corporation	8-K	001-04721	2.1	6/21/2013

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Indenture, dated as of October 1, 1998, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	10-Q	001-04721	4(b)	11/2/1998

4.2
First Supplemental Indenture, dated as of January 15, 1999, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)
		8-K	001-04721	4(b)	2/3/1999

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.3	Second Supplemental Indenture, dated as of October 15, 2001, by and among Sprint Capital Corporation, Sprint Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	99	10/29/2001

4.4	Third Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Capital Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to Bank One, N.A.)	8-K	001-04721	4.5	9/11/2013

4.5	Indenture, dated as of November 20, 2006, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/9/2011

4.6	First Supplemental Indenture, dated as of November 9, 2011, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	11/9/2011

4.7	Second Supplemental Indenture, dated as of November 9, 2011, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	11/9/2011

4.8	Third Supplemental Indenture, dated as of March 1, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	3/1/2012

4.9	Fourth Supplemental Indenture, dated as of March 1, 2012, by and among Sprint Nextel Corporation, the Subsidiary Guarantors and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	3/1/2012

4.10	Fifth Supplemental Indenture, dated as of August 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	8/14/2012

4.11	Sixth Supplemental Indenture, dated as of November 14, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/14/2012

4.12	Seventh Supplemental Indenture, dated as of November 20, 2012, by and between Sprint Nextel Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	11/20/2012

4.13	Eighth Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.4	9/11/2013

4.14	Ninth Supplemental Indenture, dated as of June 26, 2014, by and between Bright PCS Holdings, Inc., Bright Personal Communications Services, LLC, Horizon Personal Communications, Inc., iPCS Equipment, Inc., iPCS Wireless, Inc., Pinsight Media+, Inc., OneLouder Apps, Inc., iPCS, Inc., Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	10-Q	001-04721	4.1	8/8/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

4.15	Indenture, dated as of September 11, 2013, by and between Sprint Corporation and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	9/11/2013

4.16	First Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.2	9/11/2013

4.17	Second Supplemental Indenture, dated as of September 11, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.3	9/11/2013

4.18	Third Supplemental Indenture, dated as of December 12, 2013, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	12/12/2013

4.19	Fourth Supplemental Indenture, dated as of February 24, 2015, by and among Sprint Corporation, Sprint Communications, Inc. and The Bank of New York Mellon Trust Company, N.A.	8-K	001-04721	4.1	2/24/2015

(10) Material Contracts

10.1	Credit Agreement, dated as of February 28, 2013, by and among Sprint Nextel Corporation, as Borrower, JPMorgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein	8-K	001-04721	10.1	3/5/2013

10.2	Incremental Amendment No. 1, dated as of April 2, 2013, to the Credit Agreement, dated as of February 28, 2013, among Sprint Nextel Corporation, the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-Q	001-04721	10.4	5/6/2013

10.3	Incremental Amendment No. 2, dated as of February 10, 2014, to the Credit Agreement, dated as of February 28, 2013, among Sprint Communications, Inc. (f/k/a Sprint Nextel Corporation), the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	10-K	001-04721	10.8	2/24/2014

10.4	Waiver to Credit Agreement, dated as of September 9, 2013, by and among Sprint Communications, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent and Lender, and the lenders party thereto	8-K	001-04721	10.3	9/11/2013

10.5	Amendment, dated as of October 30, 2014, to the Credit Agreement, dated as of February 28, 2013, by and among Sprint Communications, Inc. (f/k/a Sprint Nextel Corporation), the Subsidiary Guarantors party thereto, the Lenders thereto and JPMorgan Chase Bank, N.A., as Administrative Agent	8-K	001-04721	10.1	11/4/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.6	Amended and Restated Receivables Purchase Agreement, dated as of April 24, 2015, among Sprint Spectrum L.P., individually and as Servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers, and Purchaser Agents from time to time party thereto, Mizuho Bank Ltd. as Administrative Agent and Collateral Agent and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent	8-K	001-04721	10.1	4/27/2015

10.7	Second Amended and Restated Receivables Purchase Agreement, dated as of November 19, 2015, by and among Sprint Spectrum L.P., as servicer, certain Sprint special purpose entities, as sellers, certain commercial paper conduits and financial institutions from time to time party thereto, as purchaser agents, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as administrative agent, SMBC Nikko Securities America, Inc., as administrative agent, and Mizuho Bank, Ltd., as administrative agent and collateral agent	8-K	001-04721	10.6	11/20/2015

10.8	Amended and Restated Receivables Sale Agreement, dated as of April 24, 2015, between Sprint Spectrum L.P., as an Originator and as Servicer, the other Originators from time to time party thereto and the Buyers from time to time party thereto	8-K	001-04721	10.2	4/27/2015

10.9	Second Amended and Restated Receivables Sale and Contribution Agreement, dated as of November 19, 2015, by and among certain Sprint subsidiaries as originators and special purpose entities	8-K	001-04721	10.7	11/20/2015

10.10	Amended and Restated First Step Transfer Agreement (Tranche 1), dated as of April 28, 2016, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P.	10-K	001-04721	10.10	5/17/2016

10.11	Amended and Restated Second Step Transfer Agreement (Tranche 1), dated as of April 28, 2016, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC	10-K	001-04721	10.11	5/17/2016

10.12	Amended and Restated Master Lease Agreement (Tranche 1), dated as of April 28, 2016, among Mobile Leasing Solutions, LLC, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as collateral agent	10-K	001-04721	10.12	5/17/2016

10.13	Amended and Restated Performance Support Agreement (Tranche 1), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC	10-K	001-04721	10.13	5/17/2016

10.14	Amended and Restated Guaranty (Tranche 1), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC	10-K	001-04721	10.14	5/17/2016

10.15	Form of Sale Agreement, dated as of March 31, 2016 (effective as of April 5, 2016), by and between the lessees party thereto and the purchasers party thereto	8-K	001-04721	10.1	4/6/2016

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.16	Master Lease Agreement, dated as of March 31, 2016 (effective as of April 5, 2016), among the purchasers party thereto and the lessees party thereto	8-K	001-04721	10.2	4/6/2016

10.17	Guaranty, dated as of March 31, 2016 (effective as of April 5, 2016), by Sprint Corporation in favor of the purchasers party thereto	8-K	001-04721	10.3	4/6/2016

10.18	First Step Transfer Agreement (Tranche 2), dated as of April 28, 2016, among the originators from time to time party thereto, the lessees from time to time party thereto and Sprint Spectrum L.P.	8-K	001-04721	10.1	4/29/2016

10.19	Second Step Transfer Agreement (Tranche 2), dated as of April 28, 2016, among the lessees from time to time party thereto and Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.2	4/29/2016

10.20	Master Lease Agreement (Tranche 2), dated as of April 28, 2016, among Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof, the lessees from time to time party thereto, Sprint Spectrum L.P. and Mizuho Bank, Ltd., as Collateral Agent	8-K	001-04721	10.3	4/29/2016

10.21	Performance Support Agreement (Tranche 2), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.4	4/29/2016

10.22	Guaranty (Tranche 2), dated as of April 28, 2016, by Sprint Corporation in favor of Mobile Leasing Solutions, LLC, acting for itself and on behalf of Series 2 thereof	8-K	001-04721	10.5	4/29/2016

10.23	Credit Agreement, dated as of April 28, 2016, among Sprint Communications, Inc., as borrower, Sprint Corporation and certain subsidiaries of Sprint Communications, Inc., as guarantors, and Mizuho Bank, Ltd., as administrative agent, arranger and bookrunner	8-K	001-04721	10.6	4/29/2016

10.24	Warrant Agreement for Sprint Corporation Common Stock, dated as of July 10, 2013, by and between Sprint Corporation and Starburst I, Inc.	8-K	001-04721	10.6	7/11/2013

(10) Executive Compensation Plans and Arrangements

10.25	Summary of 2013 Long Term Incentive Plan	8-K	001-04721		7/30/2013

10.26	Amended Summary of 2013 Long Term Incentive Plan	8-K/A	001-04721		9/20/2013

10.27	Summary of 2013 Short-Term Incentive Compensation Plan	8-K	001-04721		3/5/2013

10.28	Amended Summary of 2013 Short-Term Incentive Compensation Plan	8-K/A	001-04721		7/30/2013

10.29	Summary of 2014 Short-Term Incentive Compensation Plan	8-K	001-04721		2/24/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.30	Amended Summary of 2014 Short-Term Incentive Compensation Plan	8-K/A	001-04721		10/9/2014

10.31	Summary of 2014 Long-Term Incentive Plan	8-K	001-04721		10/9/2014

10.32	STI and LTI Plan Information	10-Q	001-04721	10.4	8/7/2015

10.33	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.20	11/6/2013

10.34	Form of Evidence of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Robert L. Johnson	10-Q	001-04721	10.21	11/6/2013

10.35	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.22	11/6/2013

10.36	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.24	11/6/2013

10.37	Form of Evidence of Award Agreement (awarding performance-based restricted stock units) under the 2007 Omnibus Incentive Plan to Section 16 officers other than Messrs. Robert L. Johnson and Joseph J. Euteneuer	10-Q	001-04721	10.23	11/6/2013

10.38	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Joseph J. Euteneuer	10-Q	001-04721	10.4	8/8/2014

10.39	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.5	8/8/2014

10.40	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to executive officers other than Messrs. Euteneuer and Johnson and Section 16 officers	10-Q	001-04721	10.6	8/8/2014

10.41	Form of Award Agreement (awarding performance-based restricted stock units) under the 2014 Long-Term Incentive Plan to Section 16 officers other than Messrs. Euteneuer and Johnson	10-Q	001-04721	10.7	8/8/2014

10.42	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.8	8/8/2014

10.43	Form of Award Agreement (awarding restricted stock units) under the 2014 Long-Term Incentive Plan to all executive officers other than Robert L. Johnson	10-Q	001-04721	10.9	8/8/2014

10.44	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to Robert L. Johnson	10-Q	001-04721	10.10	8/8/2014

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.45	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan for executive officers with Sprint employment agreements	10-Q	001-04721	10.11	8/8/2014

10.46	Form of Award Agreement (awarding stock options) under the 2014 Long-Term Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson	10-Q	001-04721	10.12	8/8/2014

10.47	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers in exchange for reduced long-term incentive opportunities	10-Q	001-04721	10.6	11/9/2015

10.48	Form of Turnaround Incentive Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers	10-Q	001-04721	10.7	11/9/2015

10.49	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers other than those with Sprint employment agreements and Robert L. Johnson	10-Q	001-04721	10.8	11/9/2015

10.50	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers other than Robert L. Johnson	10-Q	001-04721	10.9	11/9/2015

10.51	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan to executive officers other than Robert L. Johnson	10-Q	001-04721	10.10	11/9/2015

10.52	Form of Stock Option Agreement under the Stock Option Exchange Program (for certain Nextel Communication Inc. employees)	Sch. TO-I	005-41991	d(2)	5/17/2010

10.53	Form of Stock Option Agreement under the Stock Option Exchange Program (for all other employees other than those with Nextel employment agreements)	Sch. TO-I/A	005-41991	d(3)	5/21/2010

10.54	Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure	8-K	001-04721	10.1	8/11/2015

10.55	Employment Agreement, executed December 20, 2010, effective April 4, 2011, by and between Joseph J. Euteneuer and Sprint Nextel Corporation	8-K	001-04721	10.1	12/21/2010

10.56	First Amendment to Employment Agreement, dated November 20, 2012, by and between Sprint Nextel Corporation and Joseph J. Euteneuer	8-K	001-04721	10.3	11/20/2012

10.57	Second Amendment to Employment Agreement, dated November 11, 2013, by and between Joseph J. Euteneuer and Sprint Communications, Inc.	8-K	001-04721	10.1	11/12/2013

10.58	Third Amendment to Employment Agreement, dated November 14, 2014, between Sprint Communications, Inc. and Joseph J. Euteneuer	10-Q	001-04721	10.4	2/5/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.59	Fourth Amendment to Employment Agreement, effective November 6, 2015, by and between Sprint Nextel Corporation, now known as Sprint Communications, Inc., and Joseph Euteneuer	8-K	001-04721	10.1	11/12/2015

10.60	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-K	001-04721	10.26.1	2/27/2009

10.61	Compensatory Agreement, dated June 11, 2008, by and between Robert L. Johnson and Sprint Nextel Corporation	10-Q	001-04721	10.3	8/6/2008

10.62	Letter, dated May 24, 2010, to Robert L. Johnson regarding the Sprint Nextel Corporation Relocation Program	10-Q	001-04721	10.1	8/5/2010

10.63	Letter Agreement, dated November 12, 2014, between Sprint Corporation and Robert L. Johnson	10-Q	001-04721	10.5	2/5/2015

10.64	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Charles R. Wunsch and Sprint Nextel Corporation	10-K	001-04721	10.29	2/27/2009

10.65	First Amendment to Amended and Restated Employment Agreement, effective November 6, 2012, by and between Sprint Nextel Corporation and Charles R. Wunsch	10-K	001-04721	10.43.2	2/28/2013

10.66	Employment Agreement, effective September 6, 2013 by and between Sprint Corporation and Brandon Dow Draper	10-Q	001-04721	10.25	11/6/2013

10.67	Brandon Dow Draper Sign-On Award of Restricted Stock Units	10-Q	001-04721	10.26	11/6/2013

10.68	First Amendment to Employment Agreement, dated February 21, 2014, by and between Sprint Corporation and Brandon Dow Draper	10-KT	001-04721	10.78	5/23/2014

10.69	Employment Agreement, dated January 2, 2016, by and between Sprint Corporation and Jorge Gracia	10-Q	001-04721	10.12	2/4/2016

10.70	Employment Agreement, dated April 1, 2016, by and between Sprint Corporation and Robert Hackl	10-K	001-04721	10.76	5/17/2016

10.71	Employment Agreement, effective May 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	8/8/2014

10.72	First Amendment to Employment Agreement, effective October 20, 2014, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.3	11/6/2014

10.73	Second Amendment to Employment Agreement, effective July 27, 2015, by and between Sprint Corporation and John C. Saw	10-Q	001-04721	10.1	11/9/2015

10.74	Amended and Restated Employment Agreement, effective December 31, 2008, by and between Sprint Nextel Corporation and Jaime A. Jones	10-K	001-04721	10.68	5/26/2015

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.75	First Amendment to Amended and Restated Employment Agreement, effective December 13, 2012, by and between Sprint Nextel Corporation and Jaime A. Jones	10-K	001-04721	10.69	5/26/2015

10.76	Second Amendment to Amended and Restated Employment Agreement, effective December 13, 2012, by and between Sprint Nextel Corporation and Jaime A. Jones	10-K	001-04721	10.76	5/17/2016

10.77	Employment Agreement, effective August 3, 2015, by and between Sprint Corporation and Guenther Ottendorfer	10-Q	001-04721	10.2	11/9/2015

10.78	Employment Agreement, dated August 2, 2015, by and between Sprint Corporation and Tarek Robbiati	8-K	001-04721	10.1	8/3/2015

10.79	Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 31, 2008, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.80	2/24/2014

10.80	First Amendment to Amended and Restated Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 11, 2012, by and between Sprint Nextel Corporation and Paul W. Schieber	10-K	001-04721	10.81	2/24/2014

10.81	Employment Agreement, dated September 27, 2012 and effective as of January 2, 2013, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.1	2/28/2013

10.82	First Amendment to Employment Agreement, dated December 10, 2012, by and between Sprint Nextel Corporation and Michael Schwartz	10-K	001-04721	10.48.2	2/28/2013

10.83	Second Amendment to Employment Agreement, dated November 12, 2014, between Sprint Communications, Inc. and Michael Schwartz	10-Q	001-04721	10.6	2/5/2015

10.84	Employment Agreement, dated May 1, 2015, by and between Sprint Corporation and Roger Sole Rafols	10-Q	001-04721	10.11	2/4/2016

10.85	Employment Agreement, dated May 31, 2015, by and between Sprint Corporation and Kevin Crull	10-Q	001-04721	10.3	8/7/2015

10.86	Sprint Corporation 2007 Omnibus Incentive Plan	8-K	001-04721	10.2	9/20/2013

10.87	Sprint Corporation 2015 Omnibus Incentive Plan	10-Q	001-04721	10.4	11/9/2015

10.88	Sprint Corporation Change in Control Severance Plan	10-K	001-04721	10.88	5/17/2016

10.89	Sprint Corporation Deferred Compensation Plan, as amended and restated effective September 26, 2014	10-Q	001-04721	10.2	11/6/2014

10.90	Executive Deferred Compensation Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.35	2/27/2009

10.91	Summary of Director Compensation Programs	10-Q	001-04721	10.19	11/6/2013

10.92	Director's Deferred Fee Plan, as amended and restated effective January 1, 2008	10-K	001-04721	10.37	2/27/2009

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.93	Form of Award Agreement (awarding restricted stock units) under the 2007 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.10	5/9/2007

10.94	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan for non-employee directors	10-Q	001-04721	10.5	11/9/2015

10.95	Form of Election to Defer Delivery of Shares Subject to RSUs (Outside Directors)	10-K	001-04721	10.95	5/17/2016

10.96	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its directors	8-K	001-04721	10.1	7/11/2013

10.97	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain of its officers	8-K	001-04721	10.2	7/11/2013

10.98	Form of Indemnification Agreement to be entered into by and between Sprint Corporation and certain individuals who serve as both a director and officer of Sprint Corporation	8-K	001-04721	10.3	7/11/2013

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					**

(21) Subsidiaries of the Registrant

21	Subsidiaries of the Registrant					**

(23) Consents of Experts and Counsel

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm					**

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					**

23.3	Consent of Deloitte & Touche LLP, Independent Auditors					**

23.4	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					**

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					**

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					**
31.3	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					***
31.4	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					**
32.3	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					***
32.4	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					***

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					**

101.SCH	XBRL Taxonomy Extension Schema Document					**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					**
_________________

*	Schedules and/or exhibits not filed will be furnished to the SEC upon request, pursuant to item 601(b)(2) of Regulation S-K.

**	Previously filed or furnished, as required, with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed with the SEC on May 17, 2016.

***	Filed or furnished, as required, herewith.