Form 10-Q
period 2016-06-30
SPRINT Corp
filed 2016-08-09
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT AUGUST 4, 2016:

Sprint Corporation Common Stock	3,978,362,186

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,780	$2,641
Short-term investments	1,304	—
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $44 and $39, respectively	1,113	1,099
Device and accessory inventory	816	1,173
Prepaid expenses and other current assets	1,949	1,920
Total current assets	8,962	6,833
Property, plant and equipment, net	19,715	20,297
Intangible assets
Goodwill	6,575	6,575
FCC licenses and other	40,175	40,073
Definite-lived intangible assets, net	4,157	4,469
Other assets	811	728
Total assets	$80,395	$78,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,841	$2,899
Accrued expenses and other current liabilities	4,245	4,374
Current portion of long-term debt, financing and capital lease obligations	5,603	4,690
Total current liabilities	11,689	11,963
Long-term debt, financing and capital lease obligations	31,354	29,268
Deferred tax liabilities	14,006	13,959
Other liabilities	3,844	4,002
Total liabilities	60,893	59,192
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.975 billion issued	40	40
Paid-in capital	27,582	27,563
Treasury shares, at cost	—	(3)
Accumulated deficit	(7,680)	(7,378)
Accumulated other comprehensive loss	(440)	(439)
Total stockholders' equity	19,502	19,783
Total liabilities and stockholders' equity	$80,395	$78,975
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended
	June 30,
	2016	2015
	(in millions, except per share amounts)
Net operating revenues:
Service	$6,516	$7,037
Equipment	1,496	990
	8,012	8,027
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,099	2,393
Cost of products (exclusive of depreciation and amortization included below)	1,419	1,365
Selling, general and administrative	1,917	2,187
Severance and exit costs	16	13
Depreciation	1,680	1,241
Amortization	287	347
Other, net	233	(20)
	7,651	7,526
Operating income	361	501
Other (expense) income:
Interest expense	(615)	(542)
Other income, net	8	4
	(607)	(538)
Loss before income taxes	(246)	(37)
Income tax (expense) benefit	(56)	17
Net loss	$(302)	$(20)

Basic net loss per common share	$(0.08)	$(0.01)
Diluted net loss per common share	$(0.08)	$(0.01)
Basic weighted average common shares outstanding	3,975	3,967
Diluted weighted average common shares outstanding	3,975	3,967

Other comprehensive (loss) income, net of tax:
Net unrealized holding (losses) gains on securities and other	$(2)	$2
Net unrecognized net periodic pension and other postretirement benefits	1	2
Other comprehensive (loss) income	(1)	4
Comprehensive loss	$(303)	$(16)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	June 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net loss	$(302)	$(20)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,967	1,588
Provision for losses on accounts receivable	93	163
Share-based and long-term incentive compensation expense	15	18
Deferred income tax expense (benefit)	46	(13)
Amortization of long-term debt premiums, net	(80)	(78)
Loss on disposal of property, plant and equipment	120	—
Contract terminations	96	—
Other changes in assets and liabilities:
Accounts and notes receivable	(106)	(1,683)
Deferred purchase price from sale of receivables	(117)	1,184
Inventories and other current assets	(98)	(315)
Accounts payable and other current liabilities	(1,016)	(867)
Non-current assets and liabilities, net	(159)	83
Other, net	83	68
Net cash provided by operating activities	542	128
Cash flows from investing activities:
Capital expenditures - network and other	(473)	(1,802)
Capital expenditures - leased devices	(405)	(544)
Expenditures relating to FCC licenses	(15)	(26)
Proceeds from sales and maturities of short-term investments	—	138
Purchases of short-term investments	(1,304)	(175)
Proceeds from sales of assets and FCC licenses	27	1
Other, net	(25)	(3)
Net cash used in investing activities	(2,195)	(2,411)
Cash flows from financing activities:
Proceeds from debt and financings	3,255	346
Repayments of debt, financing and capital lease obligations	(294)	(26)
Debt financing costs	(175)	(1)
Other, net	6	14
Net cash provided by financing activities	2,792	333
Net increase (decrease) in cash and cash equivalents	1,139	(1,950)
Cash and cash equivalents, beginning of period	2,641	4,010
Cash and cash equivalents, end of period	$3,780	$2,060
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2016	3,974	$40	$27,563	1	$(3)	$(7,378)	$(439)	$19,783
Net loss						(302)		(302)
Other comprehensive loss, net of tax							(1)	(1)
Issuance of common stock, net	1		—	(1)	3			3
Share-based compensation expense			15					15
Other, net			4					4
Balance, June 30, 2016	3,975	$40	$27,582	—	$—	$(7,680)	$(440)	$19,502

See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X for interim financial information. All normal recurring adjustments considered necessary for a fair presentation have been included. Certain disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been omitted. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in our annual report on Form 10-K for the year ended March 31, 2016. Unless the context otherwise requires, references to "Sprint," "we," "us," "our" and the "Company" mean Sprint Corporation and its consolidated subsidiaries for all periods presented, and references to "Sprint Communications" are to Sprint Communications, Inc. and its consolidated subsidiaries.
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
In May 2014, the Financial Accounting Standards Board (FASB) issued new authoritative literature, Revenue from Contracts with Customers. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017. The FASB has subsequently issued additional guidance on several areas including the implementation of principal versus agent considerations and recognition of breakage for certain prepaid stored-value products requiring breakage of these liabilities to be accounted for consistent with the breakage guidance under this revenue standard. They have also clarified how an entity should evaluate when a promised good or service is distinct within the context of a contract and allowed entities to disregard goods or services that are immaterial in the context of a contract. Most recently, they have provided further guidance on the identification of performance obligations and licensing transactions. Entities are allowed to transition to the new standard by either retrospective application or recognizing the cumulative effect. The Company is currently evaluating the guidance, including which transition approach will be applied. We expect this guidance to have a material impact on our consolidated financial statements.
In January 2015, the FASB issued authoritative guidance on Extraordinary and Unusual Items, eliminating the concept of extraordinary items. The issuance is part of the FASB’s initiative to reduce complexity in accounting standards. Under the current guidance, an entity is required to separately classify, present and disclose events and transactions that meet the criteria for extraordinary classification. Under the new guidance, reporting entities will no longer be required to consider whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently was retained and expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for the Company’s fiscal year beginning April 1, 2016, and did not have a material effect on our consolidated financial statements.
In February 2015, the FASB issued authoritative guidance regarding Consolidation, which provides guidance to management when evaluating whether they should consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities will be subject to reevaluation under the revised consolidation model. The standard is effective for the Company’s fiscal year beginning

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2016, including interim reporting periods within this fiscal year and did not have a material effect on our consolidated financial statements.
In July 2015, the FASB issued authoritative guidance regarding Inventory, which simplifies the subsequent measurement of certain inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will be effective for the Company’s fiscal year beginning April 1, 2017, including interim periods within this fiscal year. The Company does not expect the adoption of this guidance to have a material effect on our consolidated financial statements.
In September 2015, the FASB issued authoritative guidance amending Business Combinations, which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. The amendments are effective for the Company's fiscal year beginning April 1, 2016, including interim periods within this fiscal year and, will be applied, as necessary, to future business combinations. The amendments are to be applied prospectively to adjustments that occur after the effective date.
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
In February 2016, the FASB issued authoritative guidance regarding Leases. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year with early application permitted. Entities are required to use modified retrospective application for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with the option to elect certain transition reliefs. The Company is currently evaluating the guidance and expects it to have a material impact on our consolidated financial statements, however we are still assessing the overall impact.
In June 2016, the FASB issued authoritative guidance regarding Financial Instruments - Credit Losses, which requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. The standard will be effective for the Company's fiscal year beginning April 1, 2020, including interim reporting periods within that fiscal year, although early adoption is permitted. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.

Note 3.	Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Accounts Receivable Facility and the Handset Sale-Leaseback Tranche 1 and 2 transactions described below were designed to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our installment billing and leasing programs. As described below, in April 2016, Sprint entered into a second transaction with Mobile Leasing Solutions, LLC (MLS) that provided $1.1 billion in cash proceeds in May 2016 to further mitigate the use of cash from

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

purchasing devices from OEMs. We also entered into a Network Equipment Sale-Leaseback transaction to sell and leaseback certain network equipment to unrelated bankruptcy-remote special purposes entities (SPEs) that provided $2.2 billion in cash proceeds. In addition, we have $3.0 billion of availability under our revolving bank credit facility and, in April 2016, Sprint Communications entered into a new unsecured financing facility providing for $2.0 billion of additional liquidity, which was subsequently increased to $2.5 billion in June 2016 (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations).
Accounts Receivable Facility
Transaction Overview
Our accounts receivable facility (Receivables Facility), which provides us the opportunity to sell certain wireless service and installment receivables to unaffiliated third parties (the Purchasers), was amended in November 2015 to include future amounts due from customers who lease certain devices from us. The amendment also increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the expiration to November 2017. While it's at Sprint's election to decide how much cash it chooses to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of June 30, 2016, the total amount available to be drawn was $36 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a deferred purchase price receivable (DPP). The DPP is realized by us upon the ultimate collection of the underlying receivables sold to the Purchasers or until Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The fees associated with these sales are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. The sale of future lease receivables are treated as financing transactions. Accordingly, the proceeds received will be reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees will be recognized as "Interest expense" in the consolidated statements of comprehensive loss.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life.
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
DPP
The DPP related to our wireless service and installment receivables, which amounted to approximately $1.3 billion as of June 30, 2016, is classified as a trading security within "Prepaid expenses and other current assets" in the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of comprehensive loss and other changes in the fair value

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

of the DPP are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the three-month period ended June 30, 2016. Changes to the unobservable inputs used to determine the fair value did not and are not expected to result in a material change in the fair value of the DPP.
During the quarter ended June 30, 2016, we remitted $185 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit which increased the total amount of the DPP due to Sprint. We also elected to receive $40 million of cash which decreased the total amount of the DPP due to Sprint. In addition, during the quarter ended June 30, 2016, cash collections on previously sold receivables exceeded sales of new receivables such that the DPP decreased by $28 million.
Continuing Involvement
Sprint has continuing involvement in the receivables sold by the SPEs to the Purchasers because a subsidiary of Sprint services the receivables. Additionally, in accordance with the Receivables Facility, Sprint is required to repurchase aged receivables, or those that will be written off in accordance with Sprint's credit and collection policies, both of which result from subscriber non-payment. Sprint recognizes assets and liabilities, as applicable, with respect to its continuing involvement at fair value. Sprint's continuing involvement did not have a material impact on its financial statements as of June 30, 2016.
Variable Interest Entity
Sprint determined that certain of the Purchasers, which are multi-seller asset-backed commercial paper conduits (Conduits) are considered variable interest entities because they lack sufficient equity to finance their activities. Sprint's interest in the service and installment receivables purchased by the Conduits, which is comprised of the DPP due to Sprint, is not considered variable because it consists of assets that represent less than 50% of the total activity of the Conduits.
Handset Sale-Leasebacks
In December 2015 and May 2016, we sold certain iPhone® devices being leased by our customers to MLS, a company formed by a group of equity investors, including SoftBank Group Corp. (SoftBank), and then subsequently leased the devices back. Under the agreements, Sprint maintains the customer leases, continues to collect and record lease revenue from the customer and remits monthly rental payments to MLS during the leaseback periods.
Under the agreements, Sprint contributed the devices and the associated customer leases to wholly-owned consolidated bankruptcy-remote special purpose entities of Sprint (SPE Lessees). The SPE Lessees then sold the devices and transferred certain specified customer lease end rights and obligations, such as the right to receive the proceeds from customers who elect to purchase the device at the end of the customer lease term, to MLS in exchange for a combination of cash and DPP. Settlement for the DPP occurs near the end of the agreement and can be reduced to the extent that MLS experiences a loss on the device (either not returned or sold at an amount less than the expected residual value of the device), but only to the extent of the device's DPP balance. In the event that MLS sells the devices returned from our customers at a price greater than the expected device residual value, Sprint has the potential to share some of the excess proceeds.
The SPE Lessees retain all rights to the underlying customer leases, such as the right to receive the rental payments during the device leaseback period, other than the aforementioned certain specified customer lease end rights. Each SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee are not available to pay creditors of Sprint or any of its affiliates. The SPE Lessees are obligated to pay the full monthly rental payments under each device lease to MLS regardless of whether our customers make lease payments on the devices leased to them or whether the customer lease is canceled. Sprint has guaranteed to MLS the performance of the agreements and undertakings of the SPE Lessees under the transaction documents.
Handset Sale-Leaseback Tranche 1 (Tranche 1)
In December 2015, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $126 million. We recorded the sale, removed the devices from our balance sheet, and classified the leaseback as an operating lease. The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and is included in "Other, net" in the consolidated statements of comprehensive loss for the three-months ended December 31, 2015. The cash proceeds received in the transaction are reflected as cash provided by investing activities on the consolidated statements of cash flows and payments made to MLS under the leaseback are reflected as "Cost of products" in the consolidated statements of comprehensive loss. Rent expense related to MLS totaled $197 million during the three-month period ended June 30, 2016 and is reflected within cash flows from operations. The monthly rental payments for the devices leased backed by us are expected to approximate the amount of cash received from the associated customer leases during the weighted average 17 month leaseback period.
Handset Sale-Leaseback Tranche 2 (Tranche 2)
In May 2016, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. Unlike Tranche 1, Tranche 2 was accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense over the respective terms. We have elected to account for the financing obligation at fair value. Accordingly, future changes in the fair value of the financing obligation will be recognized in "Other, net" in the consolidated statements of comprehensive loss over the course of the arrangement.
Tranche 2 primarily includes devices from our iPhone Forever Program, whereas these devices were specifically excluded from Tranche 1. The iPhone Forever Program provides our leasing customers the ability to upgrade their devices and to enter into a new lease agreement, subject to certain conditions, upon Apple's release of a next generation device. Upon a customer exercising their iPhone Forever upgrade right, Sprint has the option to terminate the existing leaseback by immediately remitting all unpaid device leaseback payments and returning the device to MLS. Alternatively, Sprint is required to transfer the title in the new devices to MLS in exchange for the title in the original devices (Exchange Option). If Sprint elects the Exchange Option, we are required to continue to pay existing device leaseback rental related to the original device, among other requirements.
To address the introduction of the upgrade feature into the sale-leaseback structure, among other factors, numerous contractual terms from Tranche 1 were modified, which shifted certain risks of ownership in the devices away from MLS to Sprint and resulted in Tranche 2 being accounted for as a financing. For instance, the device leaseback periods are generally longer in Tranche 2 as compared to Tranche 1, and the resulting amounts committed to be paid by the Company represent the initial proceeds received from MLS plus interest. This mitigates MLS's exposure to certain risks for non-returned and damaged devices, as well as to declines in device residual values.
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "Network LeaseCo"). The network equipment acquired by Network LeaseCo was used by them as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Sprint's payments to Network LeaseCo during the leaseback period will be used by them to service their debt.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, will remain on Sprint's consolidated financial statements and will continue to be depreciated over their respective estimated useful lives. The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to Network LeaseCo will be reflected as principal repayments and interest expense over the respective terms. Sprint has the option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 with the first principal payment of approximately $300 million to be paid in March 2017.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.	Financial Instruments
The Company carries certain assets and liabilities at fair value. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three tier hierarchy for inputs used in measuring fair value, which prioritizes the inputs based on the observability as of the measurement date, is as follows: quoted prices in active markets for identical assets or liabilities; observable inputs other than the quoted prices in active markets for identical assets and liabilities; and unobservable inputs for which there is little or no market data, which require the Company to develop assumptions of what market participants would use in pricing the asset or liability.
The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments (consisting primarily of time deposits and commercial paper) are recorded at amortized cost, and the respective carrying amounts approximate fair value. Short-term investments totaled approximately $1.3 billion as of June 30, 2016 and Sprint did not hold any short-term investments as of March 31, 2016. The fair value of marketable equity securities totaling $42 million and $46 million as of June 30, 2016 and March 31, 2016, respectively, are measured on a recurring basis using quoted prices in active markets.
Except for our financing transaction with MLS, current and long-term debt and our other financings are carried at amortized cost. The Company elected to measure the financing obligation with MLS at fair value as a means to better reflect the economic substance of the arrangement. The Tranche 2 financing obligation, which amounted to approximately $889 million at June 30, 2016, is the only eligible financial instrument for which we have elected the fair value option.
The fair value of the financing obligation, which was determined at the outset of the arrangement using a discounted cash flow model, was derived by unobservable inputs such as customer churn rates, customer upgrade probabilities, and the likelihood that Sprint will elect the Exchange Option versus the termination option upon a customer upgrade. Any gains or losses resulting from changes in the fair value of the financing obligation are included in “Other, net” on the consolidated statements of comprehensive loss. During the three-month period ended June 30, 2016, the rental payments made to MLS under the leaseback totaled approximately $165 million. The change in the fair value of the financial obligation during the quarter was immaterial.
The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, future lease receivables and borrowings under our Network Equipment Sale-Leaseback and Tranche 2 transactions, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at June 30, 2016	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$36,266	$23,226	$4,558	$5,351	$33,135

	Carrying amount at March 31, 2016	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,645	$21,757	$4,474	$2,130	$28,361

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $309 million and $1.2 billion as of June 30, 2016 and 2015, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	June 30, 2016	March 31, 2016
	(in millions)
Land	$260	$260
Network equipment, site costs and related software	21,493	21,500
Buildings and improvements	794	798
Non-network internal use software, office equipment, leased devices and other	6,858	6,182
Construction in progress	1,220	1,249
Less: accumulated depreciation	(10,910)	(9,692)
Property, plant and equipment, net	$19,715	$20,297
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of June 30, 2016, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	June 30, 2016	March 31, 2016
	(in millions)
Leased devices	$5,576	$4,913
Less: accumulated depreciation	(1,810)	(1,267)
Leased devices, net	$3,766	$3,646
During the three-month periods ended June 30, 2016 and 2015, there were non-cash transfers to leased devices of approximately $541 million and $808 million, respectively, along with a corresponding decrease in "Device and accessory inventory." Non-cash accruals included in leased devices totaled approximately $142 million and $207 million as of June 30, 2016 and 2015, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices for the three-month periods ended June 30, 2016 and 2015 was $644 million and $276 million, respectively.
During the three-month period ended June 30, 2016, we recorded $120 million of loss on disposal of property, plant and equipment, which is included in "Other, net" in our consolidated statements of comprehensive loss. These losses resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may continue to have similar losses in future periods.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At June 30, 2016, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides the activity of Indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2016	Net Additions	June 30, 2016
	(in millions)
FCC licenses (1)	$36,038	$102	$36,140
Trademarks	4,035	—	4,035
Goodwill	6,575	—	6,575
	$46,648	$102	$46,750
_________________

(1)	FCC licenses includes net additions of $85 million of spectrum acquired from the Shentel transaction (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations).
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. We did not record an impairment during the quarter ended June 30, 2016.
The stock price at June 30, 2016 of $4.53 was below the net book value per share of $4.91. Subsequent to the balance sheet date, the stock price has increased to $6.17 at August 5, 2016. The quoted market price of our stock is not the sole consideration of fair value. Other considerations include, but are not limited to, expectations of future results and an estimated control premium.
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

		June 30, 2016			March 31, 2016
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(4,320)	$2,603	$6,923	$(4,045)	$2,878
Other intangible assets:
Favorable spectrum leases	23 years	880	(119)	761	881	(110)	771
Favorable tower leases	3 to 7 years	589	(325)	264	589	(302)	287
Trademarks	34 years	520	(47)	473	520	(43)	477
Other	4 to 10 years	85	(29)	56	83	(27)	56
Total other intangible assets		2,074	(520)	1,554	2,073	(482)	1,591
Total definite-lived intangible assets		$8,997	$(4,840)	$4,157	$8,996	$(4,527)	$4,469

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.	Accounts Payable
Accounts payable at June 30, 2016 and March 31, 2016 include liabilities in the amounts of $60 million and $66 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			June 30, 2016	March 31, 2016
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Unsecured financing facility	4.69%			2017			—	—
Bank credit facility	3.69%			2018			—	—
Export Development Canada (EDC)	4.16	-	5.91%	2017	-	2019	550	550
Secured equipment credit facilities	2.03	-	2.88%	2017	-	2021	773	805
Financing obligations, capital lease and other obligations	2.04	-	10.63%	2016	-	2023	4,325	1,093
Net premiums and debt financing costs							396	597
							36,957	33,958
Less current portion							(5,603)	(4,690)
Long-term debt, financing and capital lease obligations							$31,354	$29,268
_________________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of June 30, 2016, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of June 30, 2016, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement, the secured equipment credit facilities, the installment payment obligations, and the Network Equipment Sale-Leaseback and Handset Sale-Leaseback Tranche 2 financing obligations, collectively totaled $24.6 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indenture governing the secured notes of Clearwire Communications LLC restricts the ability of it and its subsidiaries to distribute cash to its parent. Although certain financing agreements restrict the ability of Sprint Communications, Inc. and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, Inc. is generally not restricted.
Cash interest payments, net of amounts capitalized of $10 million and $15 million, totaled $626 million and $613 million during the three-month periods ended June 30, 2016 and 2015, respectively.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Notes
As of June 30, 2016, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which are secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable semi-annually in arrears. As of June 30, 2016, $30.1 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of June 30, 2016, $21.6 billion aggregate principal amount of our senior notes and guaranteed notes provide holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of June 30, 2016, $300 million aggregate principal amount of Clearwire Communications LLC notes provide holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
Upon the close of the acquisition of Clearwire Corporation (Clearwire Acquisition), the Clearwire Communications, LLC 8.25% Exchangeable Notes due 2040 became exchangeable at any time, at the holder’s option, for a fixed amount of cash equal to $706.21 for each $1,000 principal amount of notes surrendered. As a result, $444 million, which is the total cash consideration payable upon an exchange of all $629 million principal amount of notes outstanding, is classified as a current debt obligation. The remaining carrying value of these notes is classified as a long-term debt obligation.
Credit Facilities
Unsecured Financing Facility
During the three-month period ended June 30, 2016, Sprint Communications entered into a new unsecured financing facility for $2.5 billion. The terms of this facility provide for covenant terms similar to those of the revolving bank credit facility, however, repayments of outstanding amounts cannot be re-drawn. Loans borrowed under the facility bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a percentage that varies depending on the timing of the draws, and matures in October 2017. Loans borrowed under the facility will be required to be repaid and commitments under the facility will be reduced by an amount equal to the proceeds from certain debt issuances or sales of equity securities or the sales of certain assets. As of June 30, 2016, no amounts had been drawn on this facility.
Bank Credit Facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to LIBOR plus a spread that varies depending on the Company’s credit ratings. As of June 30, 2016, approximately $326 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $3.0 billion of borrowing capacity available under the revolving bank credit facility as of June 30, 2016. The required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), may not exceed 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
EDC Agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. As of June 30, 2016, the total principal amount of our borrowings under the EDC facility was $550 million.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Secured Equipment Credit Facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. The balance outstanding at June 30, 2016 was $254 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides us with the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. The balance outstanding at June 30, 2016 was $196 million.
K-sure
The K-sure equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the three-month period ended June 30, 2016, we made principal repayments totaling $32 million on the facility, resulting in a total principal amount of $291 million outstanding at June 30, 2016.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The balance outstanding at June 30, 2016 was $32 million.
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
Financing Obligations
Financing of Future Lease Receivables
In the three-month period ended March 31, 2016, we sold approximately $1.2 billion in total of future amounts due from customers who lease certain devices from us in exchange for cash proceeds of $600 million through our Receivable Facility (see Note 3. Funding Sources). The difference between the amount sold and the cash received represents additional collateral to the lenders. The sale was accounted for as a financing and the $600 million cash proceeds were, accordingly, reflected as debt in our consolidated balance sheets. The associated leased devices continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets and continue to be depreciated over their estimated useful life.
During the three-month period ended June 30, 2016, we repaid $75 million to the Purchasers and reduced the amount owed. As of June 30, 2016, the balance outstanding was $525 million.
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used by them as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 with the first principal payment of approximately $300 million to be paid in March 2017 (see Note 3. Funding Sources).

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Handset Sale-Leaseback Tranche 2
In April 2016, Sprint entered into a second transaction with MLS to sell and leaseback certain iPhone® devices leased by our customers. Upon the transfer of devices with a net book value of approximately $1.3 billion to MLS, Sprint received cash proceeds of $1.1 billion. Unlike Tranche 1, the proceeds from Tranche 2 were accounted for as a financing (see Note 3. Funding Sources). During the three-month period ended June 30, 2016, we repaid $165 million to MLS, which reduced the amount of the financing obligation to approximately $889 million as of the end of the quarter.
Tower Financing
We have approximately 3,000 cell sites that we sold and subsequently leased back during 2008. Terms extend through 2021, with renewal options for an additional 20 years. These cell sites continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets due to our continued involvement with the property sold and the transaction is accounted for as a financing.
Capital Lease and Other Obligations
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to include, among other things, the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval and the transaction closed in May 2016. The total consideration for this transaction included approximately $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. FCC licenses acquired from Shentel had a total value of approximately $85 million. Approximately $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of comprehensive loss as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos. The remainder of our capital lease and other obligations are primarily for the use of wireless network equipment.
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
As of June 30, 2016, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
Under our revolving bank credit facility and certain other agreements, we are currently restricted from paying cash dividends because our ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreements) exceeds 2.5 to 1.0.

Note 9.	Severance and Exit Costs
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2016	Net Expense		Cash Payments and Other	June 30, 2016
	(in millions)
Lease exit costs	$338	$10	(1)	$(38)	$310
Severance costs	150	4	(2)	(60)	94
Access exit costs	37	4	(3)	(9)	32
	$525	$18		$(107)	$436
 _________________

(1)	For the three-month period ended June 30, 2016, we recognized costs of $10 million (Wireless only).

(2)	For the three-month period ended June 30, 2016, we recognized costs of $4 million (Wireless only).

(3)
For the three-month period ended June 30, 2016, $2 million (solely attributable to Wireline) was recognized as "Cost of services" and $2 million (solely attributable to Wireless) was recognized as "Severance and exit costs."

We continually refine our network strategy and evaluate other potential network initiatives to improve the overall performance of our network. Additionally, a major cost reduction initiative is underway, which may include headcount reductions, among other actions, to reduce operating expenses and improve our operating cash flows. As a result of these ongoing activities, we may incur future material charges associated with lease and access exit costs, severance, asset impairments, and accelerated depreciation, among others.

Note 10.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Three Months Ended June 30,
	2016	2015
	(in millions)
Income tax benefit at the federal statutory rate	$86	$13
Effect of:
State income taxes, net of federal income tax effect	3	(1)
State law changes, net of federal income tax effect	—	21
Change in federal and state valuation allowance	(142)	(22)
Other, net	(3)	6
Income tax (expense) benefit	$(56)	$17
Effective income tax rate	(22.8)%	45.9%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance by $142 million and $22 million during the three-month periods ended June 30, 2016 and June 30, 2015, respectively, on deferred tax assets primarily related to losses incurred during the period that were not currently realizable and expenses recorded during the period that were not currently deductible for income tax purposes. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense of $56 million for the three-month period ended June 30, 2016 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences result in net deferred income tax expense since they cannot be scheduled to reverse during the loss carryforward period. Income tax benefit of $17 million for the three-month period ended June 30, 2015 was primarily attributable to tax benefits recorded as a result of changes in state income tax laws.
As of June 30, 2016 and March 31, 2016, we maintained unrecognized tax benefits of $167 million and $166 million, respectively. Cash paid for income taxes, net, was $21 million and $26 million for the three-month periods ended June 30, 2016 and 2015, respectively.
In March 2016, the FASB issued authoritative guidance on Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting which, in part, eliminates the additional paid-in capital pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The company has elected to early adopt this guidance effective April 1, 2016. The early adoption of this guidance did not have a material effect on our consolidated financial statements.

Note 11.	Commitments and Contingencies
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. We are waiting for final approval by the court.
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless telephone services since July 2005. The complaint also seeks recovery of triple damages under the False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute requires us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. We have accrued $180 million during the year ended March 31, 2016 associated with this matter. We will continue to defend this matter vigorously and we do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, and discovery is substantially complete. All parties' summary judgment motions were denied. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Discovery in that case was consolidated with the breach of fiduciary duty case and is substantially complete. Trial is scheduled to begin in October 2016. Sprint Communications intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $256 million as of June 30, 2016. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $17 million during the three-month period ended June 30, 2016. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through June 30, 2016 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Completion of the 800 MHz band reconfiguration was initially required by June 26, 2008 and public safety reconfiguration is nearly complete across the country with the exception of the States of Arizona, California, Texas and New Mexico. The FCC continues to grant the remaining 800 MHz public safety licensees additional time to complete their band reconfigurations which, in turn, delays our access to our 800 MHz replacement channels in these areas. In the areas where band reconfiguration is complete, Sprint has received its replacement spectrum in the 800 MHz band and Sprint is deploying 3G CDMA and 4G LTE on this spectrum in combination with its spectrum in the 1.9 GHz and 2.5 GHz bands.

Note 12.	Per Share Data
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 88 million shares and 75 million shares as of the periods ended June 30, 2016 and 2015, respectively, in addition to 62 million total shares issuable under warrants, of which 55 million relate to shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018.

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

We define segment earnings as wireless or wireline operating (loss) income before other segment expenses such as depreciation, amortization, severance, exit costs, goodwill impairments, asset impairments, and other items, if any, solely and directly attributable to the segment representing items of a non-recurring or unusual nature. Expense and income items excluded from segment earnings are managed at the corporate level. Transactions between segments are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry-wide trend of lower rates due to increased competition from other wireline and wireless communications companies, as well as cable and Internet service providers.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2016
Net operating revenues	$7,597	$412	$3	$8,012
Inter-segment revenues(1)	—	133	(133)	—
Total segment operating expenses	(5,157)	(526)	128	(5,555)
Segment earnings	$2,440	$19	$(2)	2,457
Less:
Depreciation				(1,680)
Amortization				(287)
Other, net(2)				(129)
Operating income				361
Interest expense				(615)
Other income, net				8
Loss before income taxes				$(246)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2015
Net operating revenues	$7,540	$483	$4	$8,027
Inter-segment revenues(1)	—	147	(147)	—
Total segment operating expenses	(5,466)	(621)	142	(5,945)
Segment earnings	$2,074	$9	$(1)	2,082
Less:
Depreciation				(1,241)
Amortization				(347)
Other, net(2)				7
Operating income				501
Interest expense				(542)
Other income, net				4
Loss before income taxes				$(37)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the three months ended June 30, 2016	$781	$20	$77	$878
Capital expenditures for the three months ended June 30, 2015	$2,184	$68	$94	$2,346
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Other, net for the three-month period ended June 30, 2016 consists of $16 million of severance and exit costs and $113 million of contract termination costs, primarily related to the termination of our pre-existing wholesale arrangement with nTelos, as a result of the Shentel transaction. Losses totaling approximately $120 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings. Other, net for the three-month period ended June 30, 2015 consists of $20 million of income resulting from a revision to our estimate of a previously recorded reserve, partially offset by $13 million of severance and exit costs.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2016
Wireless services	$5,943	$—	$—	$5,943
Wireless equipment	1,496	—	—	1,496
Voice	—	181	(69)	112
Data	—	43	(22)	21
Internet	—	302	(41)	261
Other	158	19	2	179
Total net operating revenues	$7,597	$545	$(130)	$8,012

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended June 30, 2015
Wireless services	$6,351	$—	$—	$6,351
Wireless equipment	990	—	—	990
Voice	—	233	(82)	151
Data	—	49	(20)	29
Internet	—	328	(44)	284
Other	199	20	3	222
Total net operating revenues	$7,540	$630	$(143)	$8,027

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Note 14.	Related-Party Transactions
Sprint has entered into various arrangements with SoftBank or its controlled affiliates (SoftBank Parties) or with third parties to which SoftBank Parties are also parties, including for international wireless roaming, wireless and wireline call termination, real estate, logistical management, and other services.
Brightstar
We have arrangements with Brightstar US, Inc. (Brightstar), whereby Brightstar provides supply chain and inventory management services to us in our indirect channels and whereby Sprint may sell new and used devices and new accessories to Brightstar for its own purposes. We have provided a $1.0 billion credit line to Brightstar to facilitate certain of these arrangements. As a result, we shifted our concentration of credit risk away from our indirect channel partners to Brightstar. As Brightstar is a subsidiary of SoftBank, we expect SoftBank will provide the necessary support to ensure that Brightstar will fulfill its obligations to us under these agreements. However, we have no assurance that SoftBank will provide such support.
The supply chain and inventory management arrangement provides, among other things, that Brightstar would purchase inventory from the OEMs to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three-month periods ended June 30, 2016 and 2015, we incurred fees under these arrangements totaling $19 million and $33 million, respectively. We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels or to be used to fulfill service and repair needs.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	June 30, 2016	March 31, 2016
	(in millions)
Accounts receivable	$184	$197
Accounts payable	$70	$96

Consolidated statements of comprehensive loss:	Three Months Ended June 30,
	2016	2015
	(in millions)
Equipment revenues	$276	$375
Cost of products	$296	$418
SoftBank
In November 2015 and April 2016, Sprint entered into handset sale-leaseback transactions with MLS, a company formed by a group of equity investors, including SoftBank, to sell and leaseback certain devices, which are currently being leased by our customers, for total cash proceeds of approximately $2.2 billion. Softbank's equity investment in MLS totaled approximately $79 million. BrightStar will provide reverse logistics and remarketing services to MLS with respect to the devices.
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used by them as collateral to raise approximately $2.2 billion in borrowings from external investors, including $250 million from SoftBank. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 (See Note 3. Funding Sources).
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended June 30, 2016.

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
During the three-month period ended June 30, 2016, there was a non-cash equity contribution from the Subsidiary Guarantor to the non-guarantor subsidiaries as a result of organizational restructuring for tax purposes in the amount of $563 million.
Under the Subsidiary Guarantor's revolving bank credit facility and certain other finance agreements, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In November 2015, Sprint also entered into the Tranche 1 transaction to sell and leaseback certain leased devices. In April 2016, Sprint entered into the Tranche 2 transaction to sell and leaseback certain leased devices and a Network Equipment Sale-Leaseback to sell and leaseback certain network equipment. In connection with the Receivables Facility, Tranches 1 and 2 and the Network Equipment Sale-Leaseback, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs and SPE Lessees that are included in the non-guarantor subsidiaries condensed consolidated financial information. Each SPE and SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE or SPE Lessee, to be satisfied out of the SPE or SPE Lessee’s assets prior to any assets in the SPE and SPE Lessee becoming available to Sprint (see Note 3. Funding Sources).
We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,338	$442	$—	$3,780
Short-term investments	—	1,269	35	—	1,304
Accounts and notes receivable, net	196	—	1,113	(196)	1,113
Device and accessory inventory	—	—	816	—	816
Prepaid expenses and other current assets	—	15	1,934	—	1,949
Total current assets	196	4,622	4,340	(196)	8,962
Investments in subsidiaries	19,502	23,727	—	(43,229)	—
Property, plant and equipment, net	—	—	19,715	—	19,715
Due from consolidated affiliate	42	17,055	—	(17,097)	—
Note receivable from consolidated affiliate	10,381	272	—	(10,653)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	40,175	—	40,175
Definite-lived intangible assets, net	—	—	4,157	—	4,157
Other assets	—	197	614	—	811
Total assets	$30,121	$45,873	$75,576	$(71,175)	$80,395

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$1,841	$—	$1,841
Accrued expenses and other current liabilities	238	571	3,632	(196)	4,245
Current portion of long-term debt, financing and capital lease obligations	—	3,045	2,558	—	5,603
Total current liabilities	238	3,616	8,031	(196)	11,689
Long-term debt, financing and capital lease obligations	10,381	11,447	9,526	—	31,354
Deferred tax liabilities	—	—	14,006	—	14,006
Note payable due to consolidated affiliate	—	10,381	272	(10,653)	—
Other liabilities	—	927	2,917	—	3,844
Due to consolidated affiliate	—	—	17,097	(17,097)	—
Total liabilities	10,619	26,371	51,849	(27,946)	60,893
Commitments and contingencies
Total stockholders' equity	19,502	19,502	23,727	(43,229)	19,502
Total liabilities and stockholders' equity	$30,121	$45,873	$75,576	$(71,175)	$80,395

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$2,154	$487	$—	$2,641
Accounts and notes receivable, net	87	27	1,099	(114)	1,099
Device and accessory inventory	—	—	1,173	—	1,173
Prepaid expenses and other current assets	—	12	1,908	—	1,920
Total current assets	87	2,193	4,667	(114)	6,833
Investments in subsidiaries	19,783	23,129	—	(42,912)	—
Property, plant and equipment, net	—	—	20,297	—	20,297
Due from consolidated affiliate	50	19,518	—	(19,568)	—
Note receivable from consolidated affiliate	10,377	245	—	(10,622)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	40,073	—	40,073
Definite-lived intangible assets, net	—	—	4,469	—	4,469
Other assets	—	1,127	620	(1,019)	728
Total assets	$30,297	$46,212	$76,701	$(74,235)	$78,975

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$2,899	$—	$2,899
Accrued expenses and other current liabilities	137	531	3,820	(114)	4,374
Current portion of long-term debt, financing and capital lease obligations	—	3,065	1,625	—	4,690
Total current liabilities	137	3,596	8,344	(114)	11,963
Long-term debt, financing and capital lease obligations	10,377	11,495	8,415	(1,019)	29,268
Deferred tax liabilities	—	—	13,959	—	13,959
Note payable due to consolidated affiliate	—	10,377	245	(10,622)	—
Other liabilities	—	961	3,041	—	4,002
Due to consolidated affiliate	—	—	19,568	(19,568)	—
Total liabilities	10,514	26,429	53,572	(31,323)	59,192
Commitments and contingencies
Total stockholders' equity	19,783	19,783	23,129	(42,912)	19,783
Total liabilities and stockholders' equity	$30,297	$46,212	$76,701	$(74,235)	$78,975

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended June 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,012	$—	$8,012
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,099	—	2,099
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,419	—	1,419
Selling, general and administrative	—	—	1,917	—	1,917
Severance and exit costs	—	—	16	—	16
Depreciation	—	—	1,680	—	1,680
Amortization	—	—	287	—	287
Other, net	—	—	233	—	233
	—	—	7,651	—	7,651
Operating income	—	—	361	—	361
Other income (expense):
Interest income	198	28	3	(219)	10
Interest expense	(198)	(423)	(213)	219	(615)
(Losses) earnings of subsidiaries	(302)	94	—	208	—
Other expense, net	—	(1)	(1)	—	(2)
	(302)	(302)	(211)	208	(607)
(Loss) income before income taxes	(302)	(302)	150	208	(246)
Income tax expense	—	—	(56)	—	(56)
Net (loss) income	(302)	(302)	94	208	(302)
Other comprehensive (loss) income	(1)	(1)	1	—	(1)
Comprehensive (loss) income	$(303)	$(303)	$95	$208	$(303)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended June 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,027	$—	$8,027
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,393	—	2,393
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,365	—	1,365
Selling, general and administrative	—	—	2,187	—	2,187
Severance and exit costs	—	—	13	—	13
Depreciation	—	—	1,241	—	1,241
Amortization	—	—	347	—	347
Other, net	—	—	(20)	—	(20)
	—	—	7,526	—	7,526
Operating income	—	—	501	—	501
Other income (expense):
Interest income	198	39	1	(235)	3
Interest expense	(198)	(407)	(172)	235	(542)
(Losses) earnings of subsidiaries	(20)	348	—	(328)	—
Other income, net	—	—	1	—	1
	(20)	(20)	(170)	(328)	(538)
(Loss) income before income taxes	(20)	(20)	331	(328)	(37)
Income tax benefit	—	—	17	—	17
Net (loss) income	(20)	(20)	348	(328)	(20)
Other comprehensive income (loss)	4	4	4	(8)	4
Comprehensive (loss) income	$(16)	$(16)	$352	$(336)	$(16)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(337)	$943	$(64)	$542
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(473)	—	(473)
Capital expenditures - leased devices	—	—	(405)	—	(405)
Expenditures relating to FCC licenses	—	—	(15)	—	(15)
Purchases of short-term investments	—	(1,269)	(35)	—	(1,304)
Change in amounts due from/due to consolidated affiliates	—	2,924	—	(2,924)	—
Proceeds from sales of assets and FCC licenses	—	—	27	—	27
Intercompany note advance to consolidated affiliate	—	(50)	—	50	—
Proceeds from intercompany note advance to consolidated affiliate	—	24	—	(24)	—
Other, net	—	—	(25)	—	(25)
Net cash provided by (used in) investing activities	—	1,629	(926)	(2,898)	(2,195)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	3,255	—	3,255
Repayments of debt, financing and capital lease obligations	—	—	(294)	—	(294)
Debt financing costs	—	(110)	(65)	—	(175)
Intercompany dividends paid to parent	—	—	(64)	64	—
Change in amounts due from/due to consolidated affiliates	—	—	(2,924)	2,924	—
Intercompany note advance from parent	—	—	50	(50)	—
Repayments of intercompany note advance from parent	—	—	(24)	24	—
Other, net	—	2	4	—	6
Net cash (used in) provided by financing activities	—	(108)	(62)	2,962	2,792
Net increase (decrease) in cash and cash equivalents	—	1,184	(45)	—	1,139
Cash and cash equivalents, beginning of period	—	2,154	487	—	2,641
Cash and cash equivalents, end of period	$—	$3,338	$442	$—	$3,780

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended June 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(405)	$533	$—	$128
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,802)	—	(1,802)
Capital expenditures - leased devices	—	—	(544)	—	(544)
Expenditures relating to FCC licenses	—	—	(26)	—	(26)
Proceeds from sales and maturities of short-term investments	—	118	20	—	138
Purchases of short-term investments	—	(135)	(40)	—	(175)
Change in amounts due from/due to consolidated affiliates	1	(1,498)	—	1,497	—
Proceeds from sales of assets and FCC licenses	—	—	1	—	1
Intercompany note advance to consolidated affiliate	—	(55)	—	55	—
Other, net	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	1	(1,570)	(2,394)	1,552	(2,411)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	346	—	346
Repayments of debt, financing and capital lease obligations	—	—	(26)	—	(26)
Debt financing costs	(1)	—	—	—	(1)
Change in amounts due from/due to consolidated affiliates	—	—	1,497	(1,497)	—
Intercompany note advance from parent	—	—	55	(55)	—
Other, net	—	4	10	—	14
Net cash (used in) provided by financing activities	(1)	4	1,882	(1,552)	333
Net (decrease) increase in cash and cash equivalents	—	(1,971)	21	—	(1,950)
Cash and cash equivalents, beginning of period	—	3,492	518	—	4,010
Cash and cash equivalents, end of period	$—	$1,521	$539	$—	$2,060

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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
We offer wireless and wireline services to subscribers in all 50 states, Puerto Rico, and the U.S. Virgin Islands under the Sprint corporate brand, which includes our retail brands of Sprint®, Boost Mobile®, Virgin Mobile®, and Assurance Wireless® on our wireless networks utilizing various technologies including third generation (3G) code division multiple access (CDMA) and fourth generation (4G) services utilizing Long Term Evolution (LTE). We utilize these networks to offer our wireless and wireline subscribers differentiated products and services whether through the use of a single network or a combination of these networks.
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
Our current strategy consists of transactions that leverage our assets such as the Handset Sale-Leaseback Tranche 1 transaction we entered into in November 2015 as well as the Network Equipment Sale-Leaseback and the Handset Sale-Leaseback Tranche 2 transactions that were entered into in April 2016, described in more detail in "Liquidity and Capital Resources." In addition, we are identifying other funding sources such as the potential monetization of certain spectrum holdings. Cost reduction initiatives are underway to reduce operating expenses and improve our operating cash flows.
We seek to build a stronger management team by attracting outside talent with world class experience and credentials while retaining selected members of the incumbent management team. We recently began operating in a regional model that puts key leadership closer to customers and allows us to better serve them in four geographic areas comprised of seventeen regions.
To deliver a simplified and improved customer experience, we are focusing on key subscriber touch points, pursuing process improvements and deploying platforms to simplify and enhance the interactions between us and our customers. In addition, we have established a customer experience team to support our focus on net promoter score as an important key measure of customer satisfaction.
Network
We continue to increase coverage and capacity by densifying and optimizing our existing network. Densification, which includes increasing the number of small cells and antennas, is intended to enhance coverage and capacity across the network. We expect the densification efforts to cost significantly less than our historical macro cell site builds (i.e. adding traditional cell towers). We are also deploying new technologies, such as carrier aggregation. Carrier aggregation allows us to move more data at faster speeds over the same spectrum. Additionally, our introduction of tri-band devices, which support each of our spectrum bands, allows us to manage and operate our network more efficiently and at a lower cost. We have continued to see positive results from these infrastructure upgrades in key U.S. markets.
Today, the 2.5 GHz spectrum band carries the highest percentage of Sprint's LTE data traffic. We have significant additional capacity to grow the use of our 2.5 GHz spectrum holdings into the future. Sprint believes it is well-positioned with spectrum holdings of more than 160 MHz of 2.5 GHz spectrum in the top 100 markets in the U.S.
Overall, our densification and optimization efforts are expected to continue to enhance the customer experience by adding data capacity, increasing the wireless data speeds available to our customers, and improving network coverage for both voice and data services. While circumstances may change in the future, we believe that our substantial spectrum holdings are sufficient to allow us to continue to provide consistent network reliability, capacity, and speed, as well as to provide current and future customers a highly competitive wireless experience. As we continue to refine our network strategy and evaluate other potential network initiatives, we may incur future material charges associated with lease and access exit costs, loss from asset dispositions or accelerated depreciation, among others.
Shentel Transaction
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to include, among other things, the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval, and the transaction closed in May 2016. The total consideration for this transaction included approximately $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. FCC licenses acquired from Shentel had a total value of approximately $85 million. Approximately $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of comprehensive loss as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended
	June 30,
	2016	2015
	(in millions)
Wireless segment earnings	$2,440	$2,074
Wireline segment earnings	19	9
Corporate, other and eliminations	(2)	(1)
Consolidated segment earnings	2,457	2,082
Depreciation	(1,680)	(1,241)
Amortization	(287)	(347)
Other, net	(129)	7
Operating income	361	501
Interest expense	(615)	(542)
Other income, net	8	4
Income tax (expense) benefit	(56)	17
Net loss	$(302)	$(20)

Depreciation Expense
Depreciation expense increased $439 million, or 35%, in the three-month period ended June 30, 2016 compared to the same period in 2015, primarily due to increased depreciation on leased devices as a result of the device leasing program. Depreciation expense incurred on all leased devices for the three-month periods ended June 30, 2016 and 2015 was $644 million and $276 million, respectively. Depreciation expense also increased due to network asset additions, partially offset by a decrease due to assets being retired or fully depreciated.
Amortization Expense
Amortization expense decreased $60 million, or 17%, in the three-month period ended June 30, 2016 compared to the same period in 2015, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three-month periods ended June 30, 2016 and 2015.

	Three Months Ended
	June 30,
	2016	2015
	(in millions)
Severance and exit costs	$(16)	$(13)
Contract terminations	(113)	—
Revision to estimate of a previously recorded reserve	—	20
Total	$(129)	$7
Other, net represented an expense of $129 million in the three-month period ended June 30, 2016. During the three-month period ended June 30, 2016, we recognized severance and exit costs of $16 million, which included $4 million of severance primarily associated with reductions in our work force and $14 million of lease and access exit costs primarily associated with tower leases and backhaul access contracts for which we will no longer be receiving any economic benefit, of which $2 million was recognized as "Cost of services" in the consolidated statements of comprehensive loss. During the three-month period ended June 30, 2016, we recorded $113 million of contract terminations that was primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction.
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
Interest Expense
Interest expense increased $73 million, or 13%, in the three-month period ended June 30, 2016 compared to the same period in 2015, primarily due to interest associated with the Network Equipment Sale-Leaseback, the Handset Sale-Leaseback Tranche 2 and the new unsecured financing facility. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $36.1 billion and $33.8 billion was 6.9% and 6.6% for the three-month periods ended June 30, 2016 and 2015, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Income Taxes
The income tax expense of $56 million and benefit of $17 million for the three-month periods ended June 30, 2016 and 2015, respectively, represented consolidated effective tax rates of approximately (23)% and 46%, respectively. Income tax expense for the three-month period ended June 30, 2016 was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses. The income tax benefit of $17 million for the three-month period ended June 30, 2015 was primarily attributable to tax benefits recorded as a result of changes in state income tax laws.

Segment Earnings - Wireless
Wireless segment earnings are a function of wireless service revenue, the sale of wireless devices (handsets and tablets), broadband devices, connected devices and accessories, leasing wireless devices, in addition to costs to acquire subscribers and network and interconnection costs to serve those subscribers, as well as other Wireless segment operating expenses. The costs to acquire our subscribers include the cost at which we sell our devices, as well as the marketing and sales costs incurred to attract those subscribers. Network costs primarily represent switch and cell site costs, backhaul costs, and interconnection costs, which generally consist of per-minute usage fees and roaming fees paid to other carriers. The remaining costs associated with operating the Wireless segment include the costs to operate our customer care organization and administrative support. Wireless service revenue, costs to acquire subscribers, and variable network and interconnection costs fluctuate with the changes in our subscriber base and their related usage, but some cost elements do not fluctuate in the short-term with these changes.
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three-month period ended June 30, 2016. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers to our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services.
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
Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of June 30, 2016, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term. During the three-month periods ended June 30, 2016 and 2015, we leased devices through our Sprint direct channels totaling approximately $541 million and $808 million, respectively. These devices were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or traditional subsidized programs, which resulted in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on all leased devices for the three-month periods ended June 30, 2016 and 2015, was $644 million and $276 million, respectively. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings will be partially offset by the Handset Sale-Leaseback Tranche 1 transaction that was consummated in November 2015 whereby we sold and subsequently leased back certain devices leased to our customers (see Handset Sale-Leaseback Tranche 1 in "Liquidity and Capital Resources" for further details). As a result, the cost to us of the devices sold to Mobile Leasing Solutions, LLC (MLS) under the Handset Sale-Leaseback Tranche 1 transaction is no longer recorded as depreciation expense, but rather recognized as rent expense within “Cost of products” in the consolidated statements of comprehensive loss during the leaseback periods.
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Accounts Receivable Facility and the Handset Sale-Leaseback transactions (See Accounts Receivable Facility and Handset Sale-Leaseback Tranche 1 and 2 in "Liquidity and Capital Resources" for further details) were designed to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our installment billing and leasing programs.
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full or near full retail price of the handset, purchases the handset under our installment billing program, or leases their handset through our leasing program. As the adoption rates of these plans increase throughout our base of subscribers, we expect our postpaid ARPU to continue to decline as a result of lower pricing associated with our price plans offered in conjunction with device financing options as compared to our traditional subsidized programs, which reflect higher service revenue and lower equipment revenue; however, we also expect higher equipment revenue due to the installment billing and leasing programs to substantially offset these declines. Since inception, the combination of lower priced plans, and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption.
We began to experience net losses of postpaid handset subscribers in mid-2013. Since the release of our price plans offered in conjunction with device financing options, results have shown improvement in trends of handset subscribers; however, there can be no assurance that this trend will continue. We have taken initiatives to provide the best value in wireless service while continuing to enhance our network performance, coverage and capacity in order to attract and retain valuable handset subscribers. In addition, we are evaluating our cost model to operationalize a more effective cost structure.
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended
	June 30,
Wireless Segment Earnings	2016	2015
	(in millions)
Postpaid	$4,778	$4,964
Prepaid	1,165	1,300
Other(1)	—	87
Retail service revenue	5,943	6,351
Wholesale, affiliate and other	158	199
Total service revenue	6,101	6,550
Cost of services (exclusive of depreciation and amortization)	(1,784)	(2,005)
Service gross margin	4,317	4,545
Service gross margin percentage	71%	69%
Equipment revenue	1,496	990
Cost of products (exclusive of depreciation and amortization)	(1,419)	(1,365)
Selling, general and administrative expense	(1,834)	(2,096)
Loss on disposal of property, plant and equipment	(120)	—
Wireless segment earnings	$2,440	$2,074
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
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
Retail service revenue decreased $408 million, or 6%, for the three-month period ended June 30, 2016, compared to the same period in 2015. The decrease was primarily due to a lower average revenue per postpaid and prepaid subscriber driven by an increase in subscribers on lower price plans, combined with a decrease in average prepaid subscribers driven by higher churn and the impact of the shutdown of the Clearwire WiMAX network on March 31, 2016. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues decreased $41 million, or 21%, for the three-month period ended June 30, 2016, compared to the same period in 2015, primarily due to a decrease in imputed interest associated with installment billing on handsets combined with the decline in prepaid resellers and the impact of the shutdown of the Clearwire WiMAX network, partially offset by growth in connected devices. Approximately 64% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage, which varies depending on the solution being utilized.
Average Monthly Service Revenue per Subscriber and Subscriber Trends
The table below summarizes average number of retail subscribers. Additional information about the number of subscribers, net additions (losses) to subscribers, and average rates of monthly postpaid and prepaid subscriber churn for each quarter since the quarter ended June 30, 2015 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2016	2015
	(subscribers in thousands)
Average postpaid subscribers	30,900	30,173
Average prepaid subscribers	14,206	15,902
Average retail subscribers	45,106	46,075
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2015 may be found in the tables on the following pages.

	Three Months Ended
	June 30,
	2016	2015
ARPU(1):
Postpaid	$51.54	$55.31
Prepaid	$27.34	$28.18
Average retail	$43.92	$45.95
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

Postpaid ARPU for the three-month period ended June 30, 2016 decreased compared to the same period in 2015 primarily due to the impact of subscriber migration to our service plans associated with device financing options, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2016 as a result of lower service fees associated with our price plans offered in conjunction with device financing options; however, as a result of our installment billing and leasing programs, we expect increasing equipment revenues to more than offset these declines. Prepaid ARPU decreased for the three-month period ended June 30, 2016 compared to the same period in 2015 primarily due to increased competition resulting in a decline in average subscribers primarily in the Virgin Mobile brand combined with the revenue impact of subscribers choosing lower priced plans in both the Virgin Mobile and Boost brands.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016
Net additions (losses) (in thousands)(1)
Sprint platform(2):
Postpaid	310	378	501	56	180
Prepaid	(366)	(188)	(491)	(264)	(331)
Wholesale and affiliates	731	866	481	655	528
Total Sprint platform	675	1,056	491	447	377
Transactions:
Postpaid	(60)	(70)	(238)	—	—
Prepaid	(66)	(64)	(231)	—	—
Wholesale	(22)	(12)	(241)	—	—
Total Transactions	(148)	(146)	(710)	—	—

Total retail postpaid	250	308	263	56	180
Total retail prepaid	(432)	(252)	(722)	(264)	(331)
Total wholesale and affiliate	709	854	240	655	528
Total Wireless	527	910	(219)	447	377

End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(3)(4)	30,016	30,394	30,895	30,951	30,945
Prepaid(3)	15,340	15,152	14,661	14,397	13,974
Wholesale and affiliates(3)(4)(5)	11,456	12,322	12,803	13,458	14,534
Total Sprint platform	56,812	57,868	58,359	58,806	59,453
Transactions(6):
Postpaid	308	238	—	—	—
Prepaid	295	231	—	—	—
Wholesale	253	241	—	—	—
Total Transactions	856	710	—	—	—

Total retail postpaid(3)(4)	30,324	30,632	30,895	30,951	30,945
Total retail prepaid(3)	15,635	15,383	14,661	14,397	13,974
Total wholesale and affiliates(3)(4)(5)	11,709	12,563	12,803	13,458	14,534
Total Wireless	57,668	58,578	58,359	58,806	59,453

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	1,439	1,576	1,676	1,771	1,822
Wholesale and affiliates	6,620	7,338	7,930	8,575	9,244
Total	8,059	8,914	9,606	10,346	11,066
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

(3)
As part of the Shentel transaction, 186,000 and 92,000 subscribers were transferred from postpaid and prepaid, respectively, to affiliates. An additional 270,000 of nTelos' subscribers are now part of our affiliate relationship with Shentel and are being reported in wholesale and affiliate subscribers during the quarter ended June 30, 2016.

(4)	End of period connected devices are included in total retail postpaid or wholesale and affiliates end of period subscriber totals for all periods presented.

(5)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,111,000 subscribers at June 30, 2016 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended June 30, 2016.

(6)
End of period transactions subscribers reflected postpaid, prepaid and wholesale subscribers acquired as a result of the acquisition of Clearwire. We had no remaining transaction subscribers primarily due to the shutdown of the WiMAX network on March 31, 2016.

The following table shows our average rates of monthly postpaid and prepaid subscriber churn as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.56%	1.54%	1.62%	1.72%	1.56%
Prepaid	5.08%	5.06%	5.82%	5.65%	5.55%
Transactions(2):
Postpaid	6.07%	8.55%	NM	NM	NM
Prepaid	7.23%	8.51%	NM	NM	NM

Total retail postpaid	1.61%	1.61%	1.87%	1.72%	1.56%
Total retail prepaid	5.13%	5.12%	6.29%	5.65%	5.55%
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

(2)	Subscriber churn related to the acquisition of Clearwire.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016
ARPU
Sprint platform:
Postpaid	$55.48	$53.99	$52.48	$51.68	$51.54
Prepaid	$27.81	$27.66	$27.44	$27.72	$27.34
Transactions(1):
Postpaid	$40.47	$40.62	$31.62	$—	$—
Prepaid	$46.10	$45.82	$34.61	$—	$—

Total retail postpaid	$55.31	$53.87	$52.41	$51.68	$51.54
Total retail prepaid	$28.18	$27.97	$27.49	$27.72	$27.34
_______________________

(1)	Subscriber ARPU related to the acquisition of Clearwire.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended June 30, 2016, net postpaid subscriber additions were 180,000 compared to 310,000 in the same period in 2015. The lower net additions in the current quarter were driven by tablet subscriber losses, partially offset by higher phone net subscriber additions.
Retail Prepaid — During the three-month period ended June 30, 2016, we lost 331,000 net prepaid subscribers compared to 366,000 in the same period in 2015. The net losses in the quarter were primarily due to subscriber losses in Virgin Mobile and other prepaid brands primarily due to continued competition. Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 14.5 million Sprint platform subscribers included in wholesale and affiliates, approximately 64% represent connected devices. Wholesale and affiliate subscriber net additions were 528,000 during the three-month period ended June 30, 2016 compared to 731,000 during the same period in 2015, inclusive of net additions of connected devices totaling 667,000 and 788,000, respectively. The decrease in net additions in the three-month period ended June 30, 2016 was primarily attributable to a decline in subscribers under the Lifeline programs and connected devices, partially offset by growth in subscribers through our prepaid resellers.

Transactions Subscribers
As part of the acquisition of Clearwire in July 2013, we acquired 788,000 postpaid subscribers (exclusive of Sprint platform wholesale subscribers acquired through our MVNO relationship with Clearwire that were transferred to postpaid subscribers within Transactions), 721,000 prepaid subscribers, and 93,000 wholesale subscribers. We have no remaining transaction subscribers due to the shutdown of the Clearwire WiMAX network on March 31, 2016.
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
Cost of services decreased $221 million, or 11%, for the three-month period ended June 30, 2016, compared to the same period in 2015, primarily due to decreases in roaming and other network costs such as rent, utilities, backhaul and labor associated with our network improvements and the shutdown of the WiMAX network on March 31, 2016.
Equipment Revenue and Cost of Products
We recognize equipment revenue and corresponding costs of devices when title and risk of loss passes to the indirect dealer or end-use subscriber, assuming all other revenue recognition criteria are met. Our devices are sold under the subsidy program, the installment billing program, or leased under the leasing program. Under the subsidy program, we offer certain incentives to retain and acquire subscribers such as new devices at discounted prices. The cost of these incentives is recorded as a reduction to equipment revenue upon activation of the device with a service contract. Under the installment billing program, the device is sold at or near full retail price and we recognize most of the future expected installment payments at the time of sale of the device
Cost of products includes equipment costs (primarily devices and accessories), order fulfillment related expenses, and write-downs of device and accessory inventory related to shrinkage and obsolescence. Additionally, cost of products is reduced by any rebates that are earned from the equipment manufacturers. Cost of products in excess of the net revenue generated from equipment sales is referred to in the industry as equipment net subsidy. As subscribers migrate from acquiring devices through our subsidy program to installment billing or choose to lease under our leasing program, equipment net subsidy continues to decline. We also make incentive payments to certain indirect dealers who purchase devices directly from OEMs or other device distributors. Those payments are recognized as selling, general and administrative expenses when the device is activated with a Sprint service plan because Sprint does not recognize any equipment revenue or cost of products for those transactions. (See Selling, General and Administrative Expense below.)
The net impact to equipment revenue and cost of products from the sale of devices under our installment billing program is relatively neutral except for the impact from the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated to its estimated residual value generally over the lease term. During the three-month periods ended June 30, 2016 and 2015, we leased devices through our Sprint direct channels totaling approximately $541 million and $808 million, respectively, which were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or traditional subsidized programs.
Equipment revenue increased $506 million, or 51%, for the three-month period ended June 30, 2016, compared to the same period in 2015. The increase in equipment revenue for the three-month period ended June 30, 2016 was primarily due to higher revenue from the leasing program, resulting in a decrease in postpaid handsets sold as more subscribers are choosing to lease their device, combined with higher average sales price per postpaid handset sold. Cost of products increased $54 million, or 4%, for the three-month period ended June 30, 2016, compared to the same period in 2015 primarily due to increased lease payments to MLS associated with Handset Sale-Leaseback Tranche 1, partially offset by a decrease in postpaid and prepaid handsets sold as a result of subscribers choosing to lease devices instead of purchasing them.
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
Sales and marketing expense decreased $65 million, or 5%, for the three-month period ended June 30, 2016, compared to the same period in 2015 primarily due to lower overall marketing spend as a result of cost reduction initiatives, partially offset by an increase in payments to OEMs for direct source handsets due to a higher volume of device sales.
General and administrative costs decreased $197 million, or 23%, for the three-month period ended June 30, 2016, compared to the same period in 2015 primarily due to a decrease in bad debt expense and in customer care costs due to headcount reductions and lower call volumes.
Bad debt expense decreased $65 million, or 41%, for the three-month period ended June 30, 2016, compared to the same period in 2015 primarily related to fewer accounts written off, lower average balance of accounts written off and improved installment billing reserve requirements due to lower reserve rate and fewer accounts. We reassess our allowance for doubtful accounts quarterly.
Loss on Disposal of Property, Plant and Equipment
For the three-month period ended June 30, 2016, loss on the disposal of property, plant and equipment of approximately $120 million resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may continue to have similar losses in future periods. Similar losses are and have been incurred for devices sold under our subsidy program as equipment net subsidy.

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
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short-term with changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies, as well as cable and Internet service providers. Declines in Wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of service.
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended
	June 30,
Wireline Segment Earnings	2016	2015
	(in millions)
Voice	$181	$233
Data	43	49
Internet	302	328
Other	19	20
Total net service revenue	545	630
Cost of services (exclusive of depreciation)	(448)	(534)
Service gross margin	97	96
Service gross margin percentage	18%	15%
Selling, general and administrative expense	(78)	(87)
Wireline segment earnings	$19	$9
Wireline Revenue
Voice Revenues
Voice revenues for the three-month period ended June 30, 2016 decreased $52 million, or 22%, compared to the same period in 2015. The decrease was driven by lower volume and overall rate declines primarily due to decreases in international hubbing volumes, combined with the decline in prices for the sale of services to our Wireless segment for the three-month period ended June 30, 2016. Voice revenues generated from the sale of services to our Wireless segment represented 38% of total voice revenues for the three-month period ended June 30, 2016, compared to 35% for the same period in 2015.
Data Revenues
Data revenues reflect sales of data services, primarily private line and managed network services bundled with non-IP-based data access. Data revenues decreased $6 million, or 12%, for the three-month period ended June 30, 2016, compared to the same period in 2015 as a result of customer churn primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 51% of total data revenue for the three-month period ended June 30, 2016 and 41% for the same period in 2015.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $26 million, or 8%, for the three-month period ended June 30, 2016, compared to the same period in 2015 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 14% of total Internet revenues for the three-month period ended June 30, 2016, compared to 13% for the same period in 2015.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $1 million, or 5%, in the three-month period ended June 30, 2016, compared to the same period in 2015.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $86 million, or 16%, in the three-month period ended June 30, 2016, compared to the same period in 2015. The decrease was primarily due to lower international voice volume and rates combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage increased from 15% in the three-month period ended June 30, 2015 to 18% in the three-month period ended June 30, 2016, primarily as a result of a decrease in cost of services, partially offset by a decrease in net service revenue.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $9 million, or 10%, in the three-month period ended June 30, 2016, compared to the same period in 2015. The decrease was primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 14% for each of the three-month periods ended June 30, 2016 and 2015.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Three Months Ended
	June 30,
	2016	2015
	(in millions)
Net cash provided by operating activities	$542	$128
Net cash used in investing activities	$(2,195)	$(2,411)
Net cash provided by financing activities	$2,792	$333
Operating Activities
Net cash provided by operating activities of $542 million in the three-month period ended June 30, 2016 increased $414 million from the same period in 2015. The increase was due to lower vendor and labor-related payments of $256 million which were primarily due to reduced operating costs resulting from the Company's ongoing cost reduction initiatives, as well as $158 million of increased cash received from customers. Cash activity related to our accounts receivable facility (Receivables Facility) included cash remitted to unaffiliated third parties (Purchasers) for receivables collected in the amount of $185 million and $500 million during the quarters ended June 30, 2016 and 2015, respectively. In addition, during the quarter ended June 30, 2016 we elected to receive $40 million related to our Receivables Facility.
Investing Activities
Net cash used in investing activities in the three-month period ended June 30, 2016 decreased by approximately $216 million compared to the same period in 2015, primarily due to decreased network and other capital expenditures of $1.3 billion and decreased purchases of $139 million of leased devices from indirect dealers. These decreases were partially offset by increased net purchases of short-term investments of $1.3 billion.
Financing Activities
Net cash provided by financing activities was $2.8 billion during the three-month period ended June 30, 2016, which was primarily due to cash receipts of $2.2 billion and $1.1 billion from the Network Equipment Sale-Leaseback and Handset Sale-Leaseback Tranche 2, respectively. These receipts were partially offset by repayments of $165 million and $75 million for the Handset Sale-Leaseback Tranche 2 and financing of future lease receivables, respectively. In addition, we paid a total of $175 million in debt finance costs for the unsecured financing facility and Network Equipment Sale-Leaseback.
Net cash provided by financing activities was $333 million during the three-month period ended June 30, 2015, which was primarily due to draws of $185 million and $161 million on our Finnvera plc (Finnvera) and K-sure secured equipment credit facilities, respectively.
Working Capital
We had negative working capital of $2.7 billion and $5.1 billion as of June 30, 2016 and March 31, 2016, respectively. The improvement in working capital is due to increased cash of $1.1 billion as discussed above. In addition, short-term investments increased $1.3 billion primarily due to purchases as a result of the proceeds from the Handset Sale-Leaseback Tranche 2 and Network Equipment Sale-Leaseback financings. Also contributing to the improvement was a decrease in accounts payable of $1.1 billion primarily due to declines associated with device vendors. The items contributing to the improvement in working capital were partially offset by the increase of $913 million in the current portion of long-term debt, financing and capital lease obligations primarily due to the Handset Sale-Leaseback Tranche 2 and Network Equipment Sale-Leaseback financings and decreased device and accessory inventory of $357 million. The remaining balance was due to changes to other working capital items.
Long-Term Debt and Other Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Receivable Facility and the Handset Sale-Leaseback Tranche 1 and 2 transactions described below were designed to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility, which provides us the opportunity to sell certain wireless service and installment receivables to the Purchasers, was amended in November 2015 to include future amounts due from customers who lease certain devices from us. The amendment also increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the expiration to November 2017. While it’s at Sprint's election to decide how much cash it chooses to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of June 30, 2016, the total amount available to be drawn was $36 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a deferred purchase price receivable (DPP). The DPP is realized by us upon the ultimate collection of the underlying receivables sold to the Purchasers or until Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The fees associated with these sales are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. The sale of future lease receivables are treated as financing transactions. Accordingly, the proceeds received will be reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees will be recognized as "Interest expense" in the consolidated statements of comprehensive loss.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life.
Each SPE is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE, to be satisfied out of the SPE's assets prior to any assets in the SPE becoming available to Sprint. Accordingly, the assets of the SPE are not available to pay creditors of Sprint or any of its affiliates (other than any other SPE), although collections from these receivables in excess of amounts required to repay the advances, yield and fees of the Purchasers and other creditors of the SPEs may be remitted to Sprint during and after the term of the Receivables Facility.
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
DPP
The DPP related to our wireless service and installment receivables, which amounted to approximately $1.3 billion as of June 30, 2016, is classified as a trading security within "Prepaid expenses and other current assets" in the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of comprehensive loss and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the three-month period ended June 30, 2016. Changes to the unobservable inputs used to determine the fair value did not and are not expected to result in a material change in the fair value of the DPP.
During the quarter ended June 30, 2016, we remitted $185 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit which increased the total amount of the DPP due to Sprint. We also elected to receive $40 million of cash which decreased the total amount of the DPP due to Sprint. In addition, during the quarter ended June 30, 2016, cash collections on previously sold receivables exceeded sales of new receivables such that the DPP decreased by $28 million.
Handset Sale-Leasebacks
In December 2015 and May 2016, we sold certain iPhone® devices being leased by our customers to MLS, a company formed by a group of equity investors, including SoftBank Group Corp. (SoftBank), and then subsequently leased the devices back. Under the agreements, Sprint maintains the customer leases, continues to collect and record lease revenue from the customer and remits monthly rental payments to MLS during the leaseback periods.
Under the agreements, Sprint contributed the devices and the associated customer leases to wholly-owned consolidated bankruptcy-remote special purpose entities of Sprint (SPE Lessees). The SPE Lessees then sold the devices and transferred certain specified customer lease end rights and obligations, such as the right to receive the proceeds from customers who elect to purchase the device at the end of the customer lease term, to MLS in exchange for a combination of cash and DPP. Settlement for the DPP occurs near the end of the agreement and can be reduced to the extent that MLS experiences a loss on the device (either not returned or sold at an amount less than the expected residual value of the device), but only to the extent of the device's DPP balance. In the event that MLS sells the devices returned from our customers at a price greater than the expected device residual value, Sprint has the potential to share some of the excess proceeds.
The SPE Lessees retain all rights to the underlying customer leases, such as the right to receive the rental payments during the device leaseback period, other than the aforementioned certain specified customer lease end rights. Each SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE Lessee, to be satisfied out of the SPE Lessee’s assets prior to any assets in the SPE Lessee becoming available to Sprint. Accordingly, the assets of the SPE Lessee are not available to pay creditors of Sprint or any of its affiliates. The SPE Lessees are obligated to pay the full monthly rental payments under each device lease to MLS regardless of whether our customers make lease payments on the devices leased to them or whether the customer lease is canceled. Sprint has guaranteed to MLS the performance of the agreements and undertakings of the SPE Lessees under the transaction documents.
Handset Sale-Leaseback Tranche 1 (Tranche 1)
In December 2015, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $126 million. We recorded the sale, removed the devices from our balance sheet, and classified the leaseback as an operating lease. The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and is included in "Other, net" in the consolidated statements of comprehensive loss for the three-months ended December 31, 2015. The cash proceeds received in the transaction are reflected as cash provided by investing activities on the consolidated statements of cash flows and payments made to MLS under the leaseback are reflected as "Cost of products" in the consolidated statements of comprehensive loss. Rent expense related to MLS totaled $197 million during the three-month period ended June 30, 2016 and is reflected within cash flows from operations. The monthly rental payments for the devices leased backed by us are expected to approximate the amount of cash received from the associated customer leases during the weighted average 17 month leaseback period.
Handset Sale-Leaseback Tranche 2 (Tranche 2)
In May 2016, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. Unlike Tranche 1, Tranche 2 was accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense over the respective terms. We have elected,to account for the financing obligation at fair value. Accordingly, future changes in the fair value of the financing obligation will be recognized in "Other, net" in the consolidated statements of comprehensive loss over the course of the arrangement.

Tranche 2 primarily includes devices from our iPhone Forever Program, whereas these devices were specifically excluded from Tranche 1. The iPhone Forever Program provides our leasing customers the ability to upgrade their devices and to enter into a new lease agreement, subject to certain conditions, upon Apple's release of a next generation device. Upon a customer exercising their iPhone Forever upgrade right, Sprint has the option to terminate the existing leaseback by immediately remitting all unpaid device leaseback payments and returning the device to MLS. Alternatively, Sprint is required to transfer the title in the new devices to MLS in exchange for the title in the original devices (Exchange Option). If Sprint elects the Exchange Option, we are required to continue to pay existing device leaseback rental related to the original device, among other requirements.
To address the introduction of the upgrade feature into the sale-leaseback structure, among other factors, numerous contractual terms from Tranche 1 were modified, which shifted certain risks of ownership in the devices away from MLS to Sprint and resulted in Tranche 2 being accounted for as a financing. For instance, the device leaseback periods are generally longer in Tranche 2 as compared to Tranche 1, and the resulting amounts committed to be paid by the Company represent the initial proceeds received from MLS plus interest. This mitigates MLS's exposure to certain risks for non-returned and damaged devices, as well as to declines in device residual values.
During the three-month period ended June 30, 2016, we repaid $165 million to the Purchasers and reduced the amount owed.
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "Network LeaseCo"). The network equipment acquired by Network LeaseCo was used by them as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Sprint's payments to Network LeaseCo during the leaseback period will be used by them to service their debt.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, will remain on Sprint's consolidated financial statements and will continue to be depreciated over their respective estimated useful lives. The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to Network LeaseCo will be reflected as principal repayments and interest expense over the respective terms. Sprint has the option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 with the first principal payment of approximately $300 million to be paid in March 2017.
Credit Facilities
Bank Credit Facility
Our revolving bank credit facility that expires in February 2018 requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
Export Development Canada (EDC) agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. As of June 30, 2016, the total principal amount of our borrowings under the EDC facility was $550 million.
Unsecured Financing Facility
During the three-month period ended June 30, 2016, Sprint Communications entered into a new unsecured financing facility for $2.5 billion. The terms of this facility provide for covenant terms similar to those of the revolving bank credit facility, however, repayments of outstanding amounts cannot be re-drawn. Loans borrowed under the facility bear interest at a rate equal to LIBOR plus a percentage that varies depending on the timing of the draws, and matures in October

2017. Loans borrowed under the facility will be required to be repaid and commitments under the facility will be reduced by an amount equal to the proceeds from certain debt issuances or sales of equity securities or the sales of certain assets. As of June 30, 2016, no amounts had been drawn on this facility.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. The balance outstanding at June 30, 2016 was $254 million.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. The balance outstanding at June 30, 2016 was $196 million.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the three-month period ended June 30, 2016, we made principal repayments totaling $32 million on the facility, resulting in a total principal amount of $291 million outstanding at June 30, 2016.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The balance outstanding at June 30, 2016 was $32 million .
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
As of June 30, 2016, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and all other equipment credit facilities was 4.3 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of June 30, 2016, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our revolving bank credit facility, available borrowing capacity under our unsecured financing facility and availability under our Receivables Facility was $10.6 billion. Our cash and cash equivalents and short-term investments totaled $5.1 billion as of June 30, 2016 compared to $2.6 billion as of March 31, 2016. As of June 30, 2016, we had availability of approximately $3.0 billion under the revolving bank credit facility and $2.5 billion under our new unsecured financing facility. Amounts available under our Receivables facility as of June 30, 2016 totaled $36 million.
In addition, we had a combined available borrowing capacity of $1.1 billion under our Finnvera, K-sure and D/D secured equipment credit facilities as of June 30, 2016. However, utilization of these facilities is dependent upon the amount and timing of network-related purchases from the applicable suppliers, as well as the period of time remaining to complete any further borrowings available under each facility.
We offer device financing plans, including the installment billing program and our leasing program, that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of

Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings will be partially offset by the Handset Sale-Leaseback Tranche 1 transaction that was consummated in December 2015 where we sold and subsequently leased back certain devices leased to our customers. As a result, our cost of the devices sold to MLS will no longer be recorded as depreciation expense, but rather recognized as rent expense within "Cost of products" during the leaseback periods. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional subsidized programs because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
To meet our liquidity requirements, we look to a variety of sources. In addition to our existing cash and cash equivalents, short-term investments, and cash generated from operating activities, we raise funds as necessary from external sources. We rely on the ability to issue debt and equity securities, the ability to access other forms of financing, including debt financing, proceeds from the sale of certain accounts receivable and future lease receivables under our Receivables Facility, proceeds from future sale-leaseback transactions, such as spectrum, devices, and equipment, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. During the quarter, we entered into the Network Equipment Sale-Leaseback to sell and leaseback certain network equipment for total cash proceeds of approximately $2.2 billion, the Handset Sale-Leaseback Tranche 2 for total cash proceeds of approximately $1.1 billion, and executed a new unsecured financing facility of $2.5 billion. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements over the next twelve months, including debt service requirements and other significant future contractual obligations.
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. Possible future financing sources include additional handset and receivables financing transactions and a securitization involving a portion of our spectrum assets. In addition, we are pursuing extended payment terms with certain vendors. If we are unable to obtain external funding, execute on our cost reduction initiatives, or are not successful in attracting valuable subscribers such as postpaid handset subscribers, our operations would be adversely affected, which may lead to defaults under certain of our borrowings.
Depending on the amount of any difference in actual results versus what we currently expect, it may make it difficult for us to generate sufficient earnings before interest, taxes, depreciation and amortization (EBITDA) to remain in compliance with our financial covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness, or adversely impact our ability to raise additional funding through the sources described above, or both. If such events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, or seek funding from other external sources, although there is no assurance we would be successful in any of these actions.
A default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures and other agreements governing our debt obligations require compliance with various covenants, including covenants that limit the Company's ability to sell all or substantially all of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, related supplemental indentures and other agreements.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in November 2017;

•	continued availability of our revolving bank credit facility, which expires in February 2018, in the amount of $3.3 billion less outstanding letters of credit;

•	remaining availability of approximately $1.1 billion of our secured equipment credit facilities for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, the capacity additions and upgrading of our networks and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices from our indirect dealers;

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, secured equipment credit facilities and EDC, including approximately $17.4 billion coming due over the next five years;

•	estimated residual values of devices related to our device lease program; and

•	other future contractual obligations and general corporate expenditures.
Our ability to fund our needs from external sources is ultimately affected by the overall capacity of, and financing terms available in the banking and securities markets, and the availability of other financing alternatives, as well as our performance and our credit ratings. Given our recent financial performance, as well as the volatility in these markets, we continue to monitor them closely and to take steps to maintain financial flexibility at a reasonable cost of capital.
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B3	Caa1	B1	Ba3	Stable
Standard and Poor's	B	B	BB-	BB-	Stable
Fitch	B+	B+	BB	BB	Stable

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016. Below is a graph depicting our future principal maturities of debt as of June 30, 2016.

Debt Maturities as of June 30, 2016 *
($ millions)
$3.3B revolving bank credit facility expiration Feb. 2018
$4,086
$300
$444
$3,342
$1,677
$3,127
$3,128
$1,572
$3,256
$2,480
$4,250
$4,000
$2,475
$2,000
$185
$4,000
$3,000
$2,000
$1,000
$-
FY '16
FY '17
FY '18
FY '19
FY '20
FY '21
FY '22
FY '23
FY '24
FY '28
FY '31
FY '40
Sprint Notes & Credit Facilities
Clearwire Notes

* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $326 million in letters of credit outstanding under the unsecured revolving bank credit facility, (iii) our $2.5 billion unsecured financing facility, which will expire in 2017 and has no outstanding balance, (iv) outstanding financing obligations of approximately $3.8 billion, (v) $492 million of capital lease and other obligations, and (vi) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
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
In November, 2015, Sprint also entered into a Handset Sale-Leaseback Tranche 1 agreement to sell and leaseback certain leased devices with MLS. In connection with the Handset Sale-Leaseback Tranche 1, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPE Lessees. The SPE Lessees then sold the devices and transferred certain specified customer lease end rights and obligations to MLS in exchange for proceeds totaling $1.1 billion and a DPP of $126 million in December 2015. See the detailed Accounts Receivable Facility and Handset Sale-Leaseback Tranche 1 discussions within "Liquidity and Capital Resources" above.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Additional information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7 of the Company's Annual Report on Form 10-K for the year ended March 31, 2016.

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

•	our ability to continue to receive the expected benefits of the Handset Sale-Leasebacks;

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures or otherwise;

•	the effective implementation of our plans to improve the quality of our network, including timing, execution, technologies, costs, and performance of our network;

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

•	our ability to provide the desired mix of integrated services to our subscribers;

•	our ability to continue to access our spectrum and acquire additional spectrum capacity;

•	changes in available technology and the effects of such changes, including product substitutions and deployment costs and performance;

•	volatility in the trading price of our common stock, current economic conditions and our ability to access capital, including debt or equity;

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

•
the impacts of new accounting standards or changes to existing standards that the Financial Accounting Standards Board or other regulatory agencies issue, including the Securities and Exchange Commission (SEC);

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

•
other risks referenced from time to time in this report and other filings of ours with the SEC, including Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the year ended March 31, 2016.

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
We are primarily exposed to the market risk associated with unfavorable movements in interest rates, foreign currencies, and equity prices. The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in those factors. There have been no material changes to our market risk policies or our market risk sensitive instruments and positions as described in our Annual Report on Form 10-K for the year ended March 31, 2016.

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of June 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of June 30, 2016 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. We are awaiting court approval.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, and discovery is substantially complete. All parties' motions for summary judgment were denied. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Discovery in that case was consolidated with the breach of fiduciary duty case and is substantially complete. Trial is scheduled to begin in October 2016. Sprint Communications intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended June 30, 2016, there were no material developments in the status of these legal proceedings.

Item 1A.	Risk Factors
There have been no material changes to our risk factors as described in our Annual Report on Form 10-K for the year ended March 31, 2016.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended June 30, 2016, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended June 30, 2016, SoftBank estimates that gross revenues and net profit generated by such services were both under $2,500. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended June 30, 2016, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $1,000 and $200, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: August 9, 2016

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	Credit Agreement, dated as of February 28, 2013, by and among Sprint Nextel Corporation, as Borrower, JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein					*

10.2	Employment Agreement, dated April 11, 2016 by and between Sprint Corporation and Jim Hyde					*

10.3
Summary of Compensation Committee approval of additional monthly flight hours as provided under the Amended and Restated Employment Agreement, effective as of August 11, 2015, by and between Sprint Corporation and Raul Marcelo Claure

*

10.4	Form of Award Agreement (awarding restricted stock units) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers					*

10.5	Form of Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers					*

10.6	Form of Turnaround Incentive Award Agreement (awarding performance-based restricted stock units) under the 2015 Omnibus Incentive Plan for certain executive officers with proration after two years					*

10.7	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan with covenants and restrictions to executive officers without special compensation arrangements					*

10.8	Form of Award Agreement (awarding stock options) under the 2015 Omnibus Incentive Plan to executive officers with special compensation arrangements					*

(12) Statement re Computation of Ratios

12	Computation of Ratio of Earnings to Fixed Charges					*

(31) and (32) Officer Certifications

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a)					*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002					*

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(101) Formatted in XBRL (Extensible Business Reporting Language)

101.INS	XBRL Instance Document					*

101.SCH	XBRL Taxonomy Extension Schema Document					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*
_________________

*	Filed or furnished, as required.