Form 10-Q
period 2016-09-30
SPRINT Corp
filed 2016-11-01
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT OCTOBER 28, 2016:

Sprint Corporation Common Stock	3,981,273,493

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2016	2016
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$4,006	$2,641
Short-term investments	1,650	—
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $47 and $39, respectively	1,004	1,099
Device and accessory inventory	981	1,173
Prepaid expenses and other current assets	2,215	1,920
Total current assets	9,856	6,833
Property, plant and equipment, net	19,176	20,297
Intangible assets
Goodwill	6,575	6,575
FCC licenses and other	40,541	40,073
Definite-lived intangible assets, net	3,861	4,469
Other assets	819	728
Total assets	$80,828	$78,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,649	$2,899
Accrued expenses and other current liabilities	4,285	4,374
Current portion of long-term debt, financing and capital lease obligations	7,014	4,690
Total current liabilities	13,948	11,963
Long-term debt, financing and capital lease obligations	29,541	29,268
Deferred tax liabilities	14,120	13,959
Other liabilities	3,796	4,002
Total liabilities	61,405	59,192
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.981 billion and 3.975 billion issued, respectively	40	40
Paid-in capital	27,637	27,563
Treasury shares, at cost	—	(3)
Accumulated deficit	(7,822)	(7,378)
Accumulated other comprehensive loss	(432)	(439)
Total stockholders' equity	19,423	19,783
Total liabilities and stockholders' equity	$80,828	$78,975
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net operating revenues:
Service	$6,413	$6,880	$12,929	$13,917
Equipment	1,834	1,095	3,330	2,085
	8,247	7,975	16,259	16,002
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	2,101	2,453	4,200	4,846
Cost of products (exclusive of depreciation and amortization included below)	1,693	1,290	3,112	2,655
Selling, general and administrative	1,995	2,224	3,912	4,411
Severance and exit costs	(5)	25	11	38
Depreciation	1,710	1,412	3,390	2,653
Amortization	271	331	558	678
Other, net	(140)	242	93	222
	7,625	7,977	15,276	15,503
Operating income (loss)	622	(2)	983	499
Other (expense) income:
Interest expense	(630)	(542)	(1,245)	(1,084)
Other (expense) income, net	(15)	5	(7)	9
	(645)	(537)	(1,252)	(1,075)
Loss before income taxes	(23)	(539)	(269)	(576)
Income tax expense	(119)	(46)	(175)	(29)
Net loss	$(142)	$(585)	$(444)	$(605)

Basic net loss per common share	$(0.04)	$(0.15)	$(0.11)	$(0.15)
Diluted net loss per common share	$(0.04)	$(0.15)	$(0.11)	$(0.15)
Basic weighted average common shares outstanding	3,979	3,969	3,977	3,968
Diluted weighted average common shares outstanding	3,979	3,969	3,977	3,968

Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on securities and other	$7	$(9)	$5	$(7)
Net unrecognized net periodic pension and other postretirement benefits	1	1	2	3
Other comprehensive income (loss)	8	(8)	7	(4)
Comprehensive loss	$(134)	$(593)	$(437)	$(609)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	September 30,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net loss	$(444)	$(605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,948	3,331
Provision for losses on accounts receivable	232	278
Share-based and long-term incentive compensation expense	29	40
Deferred income tax expense	157	28
Gains from asset dispositions and exchanges	(354)	—
Amortization of long-term debt premiums, net	(159)	(157)
Loss on disposal of property, plant and equipment	231	85
Contract terminations	96	—
Other changes in assets and liabilities:
Accounts and notes receivable	(126)	(1,357)
Deferred purchase price from sale of receivables	(400)	1,198
Inventories and other current assets	(892)	(1,025)
Accounts payable and other current liabilities	(195)	(509)
Non-current assets and liabilities, net	(205)	125
Other, net	332	365
Net cash provided by operating activities	2,250	1,797
Cash flows from investing activities:
Capital expenditures - network and other	(943)	(2,964)
Capital expenditures - leased devices	(763)	(1,117)
Expenditures relating to FCC licenses	(32)	(45)
Proceeds from sales and maturities of short-term investments	1,122	279
Purchases of short-term investments	(2,772)	(216)
Proceeds from sales of assets and FCC licenses	66	4
Other, net	(36)	(21)
Net cash used in investing activities	(3,358)	(4,080)
Cash flows from financing activities:
Proceeds from debt and financings	3,278	434
Repayments of debt, financing and capital lease obligations	(667)	(206)
Debt financing costs	(175)	(1)
Other, net	37	18
Net cash provided by financing activities	2,473	245
Net increase (decrease) in cash and cash equivalents	1,365	(2,038)
Cash and cash equivalents, beginning of period	2,641	4,010
Cash and cash equivalents, end of period	$4,006	$1,972
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2016	3,974	$40	$27,563	1	$(3)	$(7,378)	$(439)	$19,783
Net loss						(444)		(444)
Other comprehensive income, net of tax							7	7
Issuance of common stock, net	7		17	(1)	3			20
Share-based compensation expense			29					29
Other, net			28					28
Balance, September 30, 2016	3,981	$40	$27,637	—	$—	$(7,822)	$(432)	$19,423

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
In August 2016, the FASB issued authoritative guidance regarding Statement of Cash Flows; Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It provides guidance on eight specific cash flow issues. The standard will be effective for the Company for its fiscal years beginning after April 1, 2018, including interim periods within that fiscal year with early adoption permitted. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.
In October 2016, the FASB issued authoritative guidance regarding Income Taxes, which amended guidance for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, entities will be

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, thereby eliminating the recognition exception within current guidance. The standard will be effective for the Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.

Note 3.	Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Accounts Receivable Facility and the Handset Sale-Leaseback Tranche 1 and 2 transactions as described below were designed in large part to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our installment billing and leasing programs. We also entered into the Network Equipment Sale-Leaseback transaction in April 2016 to sell and leaseback certain network equipment to unrelated bankruptcy-remote special purposes entities (SPEs) that provided $2.2 billion in cash proceeds. In addition, we have $3.0 billion of availability under our revolving bank credit facility. In October 2016, we raised $3.5 billion of gross proceeds in a spectrum financing transaction described in Note 16. Subsequent Events. As a result of this transaction, our $2.5 billion unsecured financing facility, which was undrawn, was terminated.
Accounts Receivable Facility
Transaction Overview
Our accounts receivable facility (Receivables Facility), which provides us the opportunity to sell certain wireless service and installment receivables to unaffiliated third parties (the Purchasers), was amended in November 2015 to include future amounts due from customers who lease certain devices from us. The amendment also increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the expiration to November 2017. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of September 30, 2016, the total amount available to be drawn was $114 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a deferred purchase price receivable (DPP). The DPP is realized by us upon the ultimate collection of the underlying receivables sold to the Purchasers or until Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The net amount drawn for wireless service and installment receivables was $1.2 billion as of September 30, 2016. The fees associated with these sales are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. The sale of future lease receivables are treated as financing transactions. Accordingly, the proceeds received will be reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees will be recognized as "Interest expense" in the consolidated statements of comprehensive loss.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. At September 30, 2016, the net book value of devices contributed to the SPEs was approximately $1.3 billion.
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
DPP
The DPP related to our wireless service and installment receivables, which amounted to approximately $1.6 billion and $1.2 billion as of September 30, 2016 and March 31, 2016, respectively, is classified as a trading security within "Prepaid expenses and other current assets" in the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of comprehensive loss and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the three and six-month periods ended September 30, 2016. Changes to the unobservable inputs used to determine the fair value did not and are not expected to result in a material change in the fair value of the DPP.
During the six-month period ended September 30, 2016, we remitted $185 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit which increased the total amount of the DPP due to Sprint. We also elected to receive $40 million of cash which decreased the total amount of the DPP due to Sprint. In addition, during the six-month period ended September 30, 2016, sales of new receivables exceeded cash collections on previously sold receivables such that the DPP increased by $255 million.
Continuing Involvement
Sprint has continuing involvement in the receivables sold by the SPEs to the Purchasers because a subsidiary of Sprint services the receivables. Additionally, in accordance with the Receivables Facility, Sprint is required to repurchase aged receivables, or those that will be written off in accordance with Sprint's credit and collection policies, both of which result from subscriber non-payment. Sprint recognizes assets and liabilities, as applicable, with respect to its continuing involvement at fair value. Sprint's continuing involvement did not have a material impact on its financial statements as of September 30, 2016.
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
Handset Sale-Leaseback Tranche 1 (Tranche 1)
In December 2015, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $126 million. We recorded the sale, removed the devices from our balance sheet, and classified the leaseback as an operating lease. The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and was included in "Other, net" in the consolidated statements of comprehensive loss for the three-months ended December 31, 2015. The cash proceeds received in the transaction were reflected as cash provided by investing activities on the consolidated statements of cash flows and payments made to MLS under the leaseback are reflected as "Cost of products" in the consolidated statements of comprehensive loss. Rent expense related to MLS totaled $180 million and $377 million during the three and six-month periods ended September 30, 2016, respectively, and is reflected within cash flows from operations. The monthly rental payments for the devices leased backed by us are expected to approximate the amount of cash received from the associated customer leases during the weighted average 17 month leaseback period.
Handset Sale-Leaseback Tranche 2 (Tranche 2)
In May 2016, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. Unlike Tranche 1, Tranche 2 was accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At September 30, 2016, the net book value of devices transferred to MLS was approximately $900 million.
The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense over the respective terms. We have elected to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation are recognized in "Other (expense) income, net" in the consolidated statements of comprehensive loss over the course of the arrangement.
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
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, will remain on Sprint's consolidated financial statements and will continue to be depreciated over their respective estimated useful lives. At September 30, 2016, these network assets had a net book value of approximately $2.7 billion.
The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to Network LeaseCo will be reflected as principal repayments and interest expense over the respective terms. Sprint has the option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 with the first principal payment of approximately $300 million due in March 2017 followed by the remaining $1.9 billion of principal payments due in fiscal year 2017.

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
The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments (consisting primarily of time deposits and commercial paper) are recorded at amortized cost, and the respective carrying amounts approximate fair value. Short-term investments totaled approximately $1.7 billion as of September 30, 2016 and Sprint did not hold any short-term investments as of March 31, 2016. The fair value of marketable equity securities totaling $51 million and $46 million as of September 30, 2016 and March 31, 2016, respectively, are measured on a recurring basis using quoted prices in active markets.
Except for our financing transaction with MLS, current and long-term debt and our other financings are carried at amortized cost. The Company elected to measure the financing obligation with MLS at fair value as a means to better reflect the economic substance of the arrangement. The Tranche 2 financing obligation, which amounted to $758 million at September 30, 2016 and is reported in "Current portion of long-term debt, financing and capital lease obligations" in our consolidated balance sheets, is the only eligible financial instrument for which we have elected the fair value option.
The fair value of the financing obligation, which was determined at the outset of the arrangement using a discounted cash flow model, was derived by unobservable inputs such as customer churn rates, customer upgrade probabilities, and the likelihood that Sprint will elect the Exchange Option versus the termination option upon a customer upgrade. Any gains or losses resulting from changes in the fair value of the financing obligation are included in “Other (expense) income, net” on the consolidated statements of comprehensive loss. During the three and six-month periods ended September 30, 2016, the change in fair value of the financing obligation resulted in a loss of approximately $30 million. During the six-month period ended September 30, 2016, the payments made to MLS totaled $326 million.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at September 30, 2016	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$35,945	$26,735	$4,697	$5,032	$36,464

	Carrying amount at March 31, 2016	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,645	$21,757	$4,474	$2,130	$28,361

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $310 million and $854 million as of September 30, 2016 and 2015, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	September 30, 2016	March 31, 2016
	(in millions)
Land	$260	$260
Network equipment, site costs and related software	21,625	21,500
Buildings and improvements	799	798
Non-network internal use software, office equipment, leased devices and other	7,387	6,182
Construction in progress	1,301	1,249
Less: accumulated depreciation	(12,196)	(9,692)
Property, plant and equipment, net	$19,176	$20,297
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of September 30, 2016, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	September 30, 2016	March 31, 2016
	(in millions)
Leased devices	$6,052	$4,913
Less: accumulated depreciation	(2,293)	(1,267)
Leased devices, net	$3,759	$3,646
During the six-month periods ended September 30, 2016 and 2015, there were non-cash transfers to leased devices of approximately $1.2 billion and $1.6 billion, respectively, along with a corresponding decrease in "Device and accessory inventory." Non-cash accruals included in leased devices totaled approximately $96 million and $206 million as of September 30, 2016 and 2015, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices was $724 million and $1.4 billion for the three and six-month periods ended September 30, 2016, respectively, and $420 million and $696 million for the same periods in 2015, respectively.
During the three and six-month periods ended September 30, 2016, we recorded $111 million and $231 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries, which is included in "Other, net" in our

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consolidated statements of comprehensive loss. These losses resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may continue to have similar losses in future periods. During the three and six-month periods ended September 30, 2015, we recorded a loss of $85 million on disposal of property, plant and equipment, which is included in "Other, net" in our consolidated statements of comprehensive loss. These losses were due to cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans.

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At September 30, 2016, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2016	Net Additions	September 30, 2016
	(in millions)
FCC licenses (1)	$36,038	$468	$36,506
Trademarks	4,035	—	4,035
Goodwill	6,575	—	6,575
	$46,648	$468	$47,116
_________________

(1)
Net additions within FCC licenses includes $85 million of spectrum acquired from the Shentel transaction during the three-month period ended June 30, 2016 (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations) and an increase from spectrum license exchanges described below during the three-month period ended September 30, 2016.

Spectrum License Exchanges
In the second quarter of fiscal year 2016, we exchanged certain spectrum licenses with other carriers in non-cash transactions. As a result, we recorded a non-cash gain of $354 million, which represented the difference between the fair value and the net book value of the spectrum transferred to the other carriers. The gain was presented in "Other, net" in the consolidated statements of comprehensive loss for the three and six-month periods ended September 30, 2016.
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. We did not record an impairment during the six-month period ended September 30, 2016.
The determination of fair value requires considerable judgment and is highly sensitive to changes in underlying assumptions. Consequently, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill, spectrum and trademarks impairment tests will prove to be an accurate prediction of the future. Continued, sustained declines in the Company’s operating results, future forecasted cash flows, growth rates and other assumptions, as well as significant, sustained declines in the Company’s stock price and related market capitalization could impact the underlying key assumptions and our estimated fair values, potentially leading to a future material impairment of goodwill or other indefinite-lived intangible assets.

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

		September 30, 2016			March 31, 2016
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(4,580)	$2,343	$6,923	$(4,045)	$2,878
Other intangible assets:
Favorable spectrum leases	23 years	880	(129)	751	881	(110)	771
Favorable tower leases	3 to 7 years	589	(348)	241	589	(302)	287
Trademarks	34 years	520	(50)	470	520	(43)	477
Other	4 to 10 years	88	(32)	56	83	(27)	56
Total other intangible assets		2,077	(559)	1,518	2,073	(482)	1,591
Total definite-lived intangible assets		$9,000	$(5,139)	$3,861	$8,996	$(4,527)	$4,469

Note 7.	Accounts Payable
Accounts payable at September 30, 2016 and March 31, 2016 include liabilities in the amounts of $72 million and $66 million, respectively, for checks issued in excess of associated bank balances but not yet presented for collection.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			September 30, 2016	March 31, 2016
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2016	-	2022	9,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
Clearwire Communications LLC (1)	14.75%			2016			300	300
Exchangeable notes
Clearwire Communications LLC (1)	8.25%			2040			629	629
Credit facilities
Unsecured financing facility	4.85%			2017			—	—
Bank credit facility	3.88%			2018			—	—
Export Development Canada (EDC)	4.48	-	6.23%	2017	-	2019	550	550
Secured equipment credit facilities	2.03	-	2.88%	2017	-	2021	618	805
Financing obligations, capital lease and other obligations	2.13	-	10.63%	2016	-	2023	4,141	1,093
Net premiums and debt financing costs							333	597
							36,555	33,958
Less current portion							(7,014)	(4,690)
Long-term debt, financing and capital lease obligations							$29,541	$29,268
_________________

(1)	Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
As of September 30, 2016, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of September 30, 2016, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement, the secured equipment credit facilities, the installment payment obligations, and the Network Equipment Sale-Leaseback and Handset Sale-Leaseback Tranche 2 financing obligations, collectively totaled $24.4 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. The indenture governing the secured notes of Clearwire Communications LLC restricts the ability of it and its subsidiaries to distribute cash to its parent. Although certain financing agreements restrict the ability of Sprint Communications, Inc. and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, Inc., is generally not restricted.
Cash interest payments, net of amounts capitalized of $20 million and $29 million, totaled $1.3 billion and $1.2 billion during the six-month periods ended September 30, 2016 and 2015, respectively.
Notes
As of September 30, 2016, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as secured notes of Clearwire Communications LLC, which were secured solely by assets of Clearwire Communications LLC and certain of its subsidiaries. Cash interest on all of the notes is generally payable semi-annually in arrears. As of September 30, 2016, $30.1 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2016, $21.6 billion aggregate principal amount of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs. As of September 30, 2016, $300 million aggregate principal amount of Clearwire Communications LLC notes provided holders with the right to require us to repurchase the notes if a change of control occurs (as defined in the applicable indentures and supplemental indentures). If we are required to make such a change of control offer, we will offer a cash payment equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest.
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
Credit Facilities
Unsecured Financing Facility
During the three-month period ended June 30, 2016, Sprint Communications entered into an unsecured financing facility for $2.5 billion. As of September 30, 2016, no amounts had been drawn on this facility. In October 2016, this facility was terminated as a result of entering into the spectrum financing transaction described in Note 16. Subsequent Events.
Bank Credit Facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to LIBOR plus a spread that varies depending on the Company’s credit ratings. As of September 30, 2016, approximately $309 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $3.0 billion of borrowing capacity available under the revolving bank credit facility as of September 30, 2016. The required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), may not exceed 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
EDC Agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. As of September 30, 2016, the total principal amount of our borrowings under the EDC facility was $550 million.
Secured Equipment Credit Facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. During the six-month period ended September 30, 2016, we made principal repayments totaling $127 million on the facility, resulting in a total principal amount of $127 million outstanding at September 30, 2016.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides us with the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the six-month period ended September 30, 2016, we made principal repayments totaling $28 million on the facility, resulting in a total principal amount of $168 million outstanding at September 30, 2016.
K-sure
The K-sure equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the six-month period ended September 30, 2016, we made principal repayments totaling $32 million on the facility, resulting in a total principal amount of $291 million outstanding at September 30, 2016.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The principal balance outstanding at September 30, 2016 was $32 million.
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
During the six-month period ended September 30, 2016, we repaid $98 million to the Purchasers and reduced the amount owed. As of September 30, 2016, the principal balance outstanding was $502 million.
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used by them as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Principal and interest payments on the borrowings from the external investors will be repaid through January 2018 with the first principal payment of approximately $300 million due in March 2017 followed by the remaining $1.9 billion of principal payments due in fiscal year 2017 (see Note 3. Funding Sources).
Handset Sale-Leaseback Tranche 2
In May 2016, Sprint entered into a second transaction with MLS to sell and leaseback certain iPhone® devices leased by our customers. Upon the transfer of devices with a net book value of approximately $1.3 billion to MLS, Sprint received cash proceeds of $1.1 billion. Unlike Tranche 1, the proceeds from Tranche 2 were accounted for as a financing (see

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Funding Sources). During the six-month period ended September 30, 2016, we repaid $326 million to MLS, which reduced the principal amount of the financing obligation to $758 million as of September 30, 2016.
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
Capital Lease and Other Obligations
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to include, among other things, the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval and the transaction closed in May 2016. The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. FCC licenses acquired from Shentel had a total value of $85 million. $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of comprehensive loss as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos. The remainder of our capital lease and other obligations are primarily for the use of wireless network equipment.
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
As of September 30, 2016, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2016	Net (Benefit) Expense		Cash Payments and Other	September 30, 2016
	(in millions)
Lease exit costs	$338	$(5)	(1)	$(68)	$265
Severance costs	150	9	(2)	(113)	46
Access exit costs	37	9	(3)	(16)	30
	$525	$13		$(197)	$341
 _________________

(1)
For the three and six-month periods ended September 30, 2016, we recognized a benefit of $15 million ($17 million benefit Wireless, $2 million costs Wireline) and a benefit of $5 million ($7 million benefit Wireless, $2 million costs Wireline), respectively. The Wireless benefit for the three and six-month period resulted from the reversal of certain lease exit cost reserves associated with the shutdown of the Clearwire WiMAX network on March 31, 2016.

(2)	For the three and six-month periods ended September 30, 2016, we recognized costs of $5 million (Wireless only) and $9 million (Wireless only), respectively.

(3)
For the three and six-month periods ended September 30, 2016, $5 million (Wireline only) and $7 million ($2 million Wireless, $5 million Wireline), respectively, were recognized as "Severance and exit costs." For the six-month period ended September 30, 2016, $2 million (Wireline only) was recognized as "Cost of services."

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

Note 10.	Income Taxes
The differences that caused our effective income tax rates to vary from the 35% U.S. federal statutory rate for income taxes were as follows:

	Six Months Ended September 30,
	2016	2015
	(in millions)
Income tax benefit at the federal statutory rate	$94	$202
Effect of:
State income taxes, net of federal income tax effect	5	16
State law changes, net of federal income tax effect	3	25
Tax benefit from organizational restructuring	42	—
Change in federal and state valuation allowance	(314)	(275)
Other, net	(5)	3
Income tax expense	$(175)	$(29)
Effective income tax rate	(65.1)%	(5.0)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance by $314 million and $275 million during the six-month periods ended September 30, 2016 and 2015, respectively, on deferred tax assets

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

primarily related to losses incurred during the period that were not currently realizable and expenses recorded during the period that were not currently deductible for income tax purposes. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $175 million for the six-month period ended September 30, 2016 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period, partially offset by tax benefits from the reversal of certain state income tax valuation allowance on deferred tax assets. As a result of organizational restructuring, which drove a sustained increase in the profitability of specific legal entities, we revised our estimate regarding the realizability of the involved entities’ deferred state tax assets and recorded a state tax benefit of $42 million. Income tax expense of $29 million for the six-month period ended September 30, 2015 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses, partially offset by tax benefits recorded from changes in state income tax laws enacted during the period. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences cannot be scheduled to reverse during the loss carryforward period against our deferred tax assets. As a result, a valuation allowance is recorded against our loss carryforward and other excess deferred tax assets resulting in a net deferred tax expense.
As of September 30, 2016 and March 31, 2016, we maintained unrecognized tax benefits of $167 million and $166 million, respectively. Cash paid for income taxes, net, was $31 million and $33 million for the six-month periods ended September 30, 2016 and 2015, respectively.
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
On April 19, 2012, the New York Attorney General filed a complaint alleging that Sprint Communications has fraudulently failed to collect and pay more than $100 million in New York sales taxes on receipts from its sale of wireless

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

telephone services since July 2005. The complaint also seeks recovery of triple damages under the False Claims Act, as well as penalties and interest. Sprint Communications moved to dismiss the complaint on June 14, 2012. On July 1, 2013, the court entered an order denying the motion to dismiss in large part, although it did dismiss certain counts or parts of certain counts. Sprint Communications appealed that order and the intermediate appellate court affirmed the order of the trial court. On October 20, 2015, the Court of Appeals of New York affirmed the decision of the appellate court that the tax statute requires us to collect and remit the disputed taxes. Our petition for certiorari to the U.S. Supreme Court on grounds of federal preemption was denied. We accrued $180 million during the year ended March 31, 2016 associated with this matter. We will continue to defend this matter vigorously and we do not expect the resolution of this matter to have a material adverse effect on our financial position or results of operations.
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
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, and discovery is substantially complete. All parties' summary judgment motions were denied. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Discovery in that case was consolidated with the breach of fiduciary duty case and is substantially complete. Trial began in October 2016 and is ongoing. Sprint Communications intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. During the three-month period ending September 30, 2016, we recorded a $103 million charge associated with a state tax matter which is presented in our consolidated statements of comprehensive loss within "Other, net". If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.

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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $226 million as of September 30, 2016. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $11 million and $28 million during the three and six-month periods ended September 30, 2016, respectively. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through September 30, 2016 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
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
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 124 million shares and 88 million shares as of the periods ended September 30, 2016 and 2015, respectively, in addition to 62 million total shares issuable under warrants, of which 55 million relate to shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018.

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2016
Net operating revenues	$7,851	$392	$4	$8,247
Inter-segment revenues(1)	—	129	(129)	—
Total segment operating expenses	(5,528)	(498)	126	(5,900)
Segment earnings	$2,323	$23	$1	2,347
Less:
Depreciation				(1,710)
Amortization				(271)
Other, net(2)				256
Operating income				622
Interest expense				(630)
Other expense, net				(15)
Loss before income taxes				$(23)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2015
Net operating revenues	$7,516	$455	$4	$7,975
Inter-segment revenues(1)	—	154	(154)	—
Total segment operating expenses	(5,537)	(580)	150	(5,967)
Segment earnings	$1,979	$29	$—	2,008
Less:
Depreciation				(1,412)
Amortization				(331)
Other, net(2)				(267)
Operating loss				(2)
Interest expense				(542)
Other income, net				5
Loss before income taxes				$(539)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2016
Net operating revenues	$15,448	$804	$7	$16,259
Inter-segment revenues(1)	—	262	(262)	—
Total segment operating expenses	(10,685)	(1,024)	254	(11,455)
Segment earnings	$4,763	$42	$(1)	4,804
Less:
Depreciation				(3,390)
Amortization				(558)
Other, net(2)				127
Operating income				983
Interest expense				(1,245)
Other expense, net				(7)
Loss before income taxes				$(269)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Six Months Ended September 30, 2015
Net operating revenues	$15,056	$938	$8	$16,002
Inter-segment revenues(1)	—	301	(301)	—
Total segment operating expenses	(11,003)	(1,201)	292	(11,912)
Segment earnings	$4,053	$38	$(1)	4,090
Less:
Depreciation				(2,653)
Amortization				(678)
Other, net(2)				(260)
Operating income				499
Interest expense				(1,084)
Other income, net				9
Loss before income taxes				$(576)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the six months ended September 30, 2016	$1,497	$51	$158	$1,706
Capital expenditures for the six months ended September 30, 2015	$3,759	$131	$191	$4,081
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Other, net for the three and six-month periods ended September 30, 2016 consists of $5 million income and $11 million expense, respectively, of severance and exit costs. In addition, both the three and six-month periods ended September 30, 2016 include a $354 million non-cash gain related to spectrum license exchanges with other carriers and a $103 million charge related to a state tax matter. The six-month period ended September 30, 2016 also includes $113 million of contract termination costs, primarily related to the termination of our pre-existing wholesale arrangement with nTelos, as a result of the Shentel transaction. Losses totaling $111 million and $231 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings for the three and six-month periods ended September 30, 2016, respectively. Other, net for the three and six-month periods ended September 30, 2015 consists of $25 million and $38 million, respectively, of severance and exit costs. In addition, both the three and six-month periods ended September 30, 2015 include a $157 million accrual for legal reserves related to various pending legal suits and proceedings and an $85 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans. In addition, the six-month period ended September 30, 2015 includes $20 million of income resulting from a revision to our estimate of a previously recorded reserve.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2016
Wireless services	$5,849	$—	$—	$5,849
Wireless equipment	1,834	—	—	1,834
Voice	—	172	(66)	106
Data	—	43	(22)	21
Internet	—	288	(40)	248
Other	168	18	3	189
Total net operating revenues	$7,851	$521	$(125)	$8,247

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended September 30, 2015
Wireless services	$6,222	$—	$—	$6,222
Wireless equipment	1,095	—	—	1,095
Voice	—	212	(85)	127
Data	—	43	(18)	25
Internet	—	323	(48)	275
Other	199	31	1	231
Total net operating revenues	$7,516	$609	$(150)	$7,975

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2016
Wireless services	$11,792	$—	$—	$11,792
Wireless equipment	3,330	—	—	3,330
Voice	—	353	(135)	218
Data	—	86	(44)	42
Internet	—	590	(81)	509
Other	326	37	5	368
Total net operating revenues	$15,448	$1,066	$(255)	$16,259

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Six Months Ended September 30, 2015
Wireless services	$12,573	$—	$—	$12,573
Wireless equipment	2,085	—	—	2,085
Voice	—	445	(167)	278
Data	—	92	(38)	54
Internet	—	651	(92)	559
Other	398	51	4	453
Total net operating revenues	$15,056	$1,239	$(293)	$16,002

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Related-Party Transactions
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
The supply chain and inventory management arrangement provides, among other things, that Brightstar would purchase inventory from the OEMs to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three and six-month periods ended September 30, 2016 and 2015, we incurred fees under these arrangements totaling $9 million and $28 million, and $20 million and $53 million, respectively. We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels or to be used to fulfill service and repair needs.
Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	September 30, 2016	March 31, 2016
	(in millions)
Accounts receivable	$144	$197
Accounts payable	$66	$96

Consolidated statements of comprehensive loss:	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
	(in millions)
Equipment revenues	$351	$402	$627	$777
Cost of products	$322	$343	$618	$761
SoftBank
In November 2015 and April 2016, Sprint entered into handset sale-leaseback transactions with MLS, a company formed by a group of equity investors, including SoftBank, to sell and leaseback certain devices, which are currently being leased by our customers, for total cash proceeds of approximately $2.2 billion. Softbank's equity investment in MLS totaled $79 million. BrightStar will provide reverse logistics and remarketing services to MLS with respect to the devices.
In April 2016, Sprint sold and leased back certain network equipment to Network LeaseCo. The network equipment acquired by Network LeaseCo, which is consolidated by us, was used by them as collateral to raise approximately $2.2 billion in borrowings from external investors, including $250 million from SoftBank. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 (See Note 3. Funding Sources) with the first principal payment of approximately $300 million due in March 2017 followed by the remaining $1.9 billion of principal payments due in fiscal year 2017.
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended September 30, 2016.

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
During the six-month period ended September 30, 2016, there was a non-cash equity contribution from the Subsidiary Guarantor to the non-guarantor subsidiaries primarily as a result of organizational restructuring for tax purposes of approximately $600 million.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,509	$497	$—	$4,006
Short-term investments	—	1,650	—	—	1,650
Accounts and notes receivable, net	87	—	1,004	(87)	1,004
Device and accessory inventory	—	—	981	—	981
Prepaid expenses and other current assets	—	12	2,203	—	2,215
Total current assets	87	5,171	4,685	(87)	9,856
Investments in subsidiaries	19,414	23,959	—	(43,373)	—
Property, plant and equipment, net	—	—	19,176	—	19,176
Due from consolidated affiliate	25	16,099	—	(16,124)	—
Note receivable from consolidated affiliate	10,385	253	—	(10,638)	—
Intangible assets
Goodwill	—	—	6,575	—	6,575
FCC licenses and other	—	—	40,541	—	40,541
Definite-lived intangible assets, net	—	—	3,861	—	3,861
Other assets	—	180	639	—	819
Total assets	$29,911	$45,662	$75,477	$(70,222)	$80,828

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$2,649	$—	$2,649
Accrued expenses and other current liabilities	103	525	3,744	(87)	4,285
Current portion of long-term debt, financing and capital lease obligations	—	4,361	2,653	—	7,014
Total current liabilities	103	4,886	9,046	(87)	13,948
Long-term debt, financing and capital lease obligations	10,385	10,062	9,094	—	29,541
Deferred tax liabilities	—	—	14,120	—	14,120
Note payable due to consolidated affiliate	—	10,385	253	(10,638)	—
Other liabilities	—	915	2,881	—	3,796
Due to consolidated affiliate	—	—	16,124	(16,124)	—
Total liabilities	10,488	26,248	51,518	(26,849)	61,405
Commitments and contingencies
Total stockholders' equity	19,423	19,414	23,959	(43,373)	19,423
Total liabilities and stockholders' equity	$29,911	$45,662	$75,477	$(70,222)	$80,828

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,247	$—	$8,247
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,101	—	2,101
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,693	—	1,693
Selling, general and administrative	—	—	1,995	—	1,995
Severance and exit costs	—	—	(5)	—	(5)
Depreciation	—	—	1,710	—	1,710
Amortization	—	—	271	—	271
Other, net	—	—	(140)	—	(140)
	—	—	7,625	—	7,625
Operating income	—	—	622	—	622
Other income (expense):
Interest income	197	34	6	(222)	15
Interest expense	(197)	(439)	(216)	222	(630)
(Losses) earnings of subsidiaries	(142)	264	—	(122)	—
Other expense, net	—	(1)	(29)	—	(30)
	(142)	(142)	(239)	(122)	(645)
(Loss) income before income taxes	(142)	(142)	383	(122)	(23)
Income tax expense	—	—	(119)	—	(119)
Net (loss) income	(142)	(142)	264	(122)	(142)
Other comprehensive income (loss)	8	8	6	(14)	8
Comprehensive (loss) income	$(134)	$(134)	$270	$(136)	$(134)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended September 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$7,975	$—	$7,975
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	2,453	—	2,453
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,290	—	1,290
Selling, general and administrative	—	—	2,224	—	2,224
Severance and exit costs	—	—	25	—	25
Depreciation	—	—	1,412	—	1,412
Amortization	—	—	331	—	331
Other, net	—	—	242	—	242
	—	—	7,977	—	7,977
Operating loss	—	—	(2)	—	(2)
Other income (expense):
Interest income	197	40	—	(236)	1
Interest expense	(197)	(407)	(174)	236	(542)
(Losses) earnings of subsidiaries	(585)	(218)	—	803	—
Other income, net	—	—	4	—	4
	(585)	(585)	(170)	803	(537)
(Loss) income before income taxes	(585)	(585)	(172)	803	(539)
Income tax expense	—	—	(46)	—	(46)
Net (loss) income	(585)	(585)	(218)	803	(585)
Other comprehensive (loss) income	(8)	(8)	(6)	14	(8)
Comprehensive (loss) income	$(593)	$(593)	$(224)	$817	$(593)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Six Months Ended September 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$16,259	$—	$16,259
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	4,200	—	4,200
Cost of products (exclusive of depreciation and amortization included below)	—	—	3,112	—	3,112
Selling, general and administrative	—	—	3,912	—	3,912
Severance and exit costs	—	—	11	—	11
Depreciation	—	—	3,390	—	3,390
Amortization	—	—	558	—	558
Other, net	—	—	93	—	93
	—	—	15,276	—	15,276
Operating income	—	—	983	—	983
Other income (expense):
Interest income	395	62	9	(441)	25
Interest expense	(395)	(862)	(429)	441	(1,245)
(Losses) earnings of subsidiaries	(444)	358	—	86	—
Other income, net	—	(2)	(30)	—	(32)
	(444)	(444)	(450)	86	(1,252)
(Loss) income before income taxes	(444)	(444)	533	86	(269)
Income tax expense	—	—	(175)	—	(175)
Net (loss) income	(444)	(444)	358	86	(444)
Other comprehensive income (loss)	7	7	7	(14)	7
Comprehensive (loss) income	$(437)	$(437)	$365	$72	$(437)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Six Months Ended September 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$16,002	$—	$16,002
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	4,846	—	4,846
Cost of products (exclusive of depreciation and amortization included below)	—	—	2,655	—	2,655
Selling, general and administrative	—	—	4,411	—	4,411
Severance and exit costs	—	—	38	—	38
Depreciation	—	—	2,653	—	2,653
Amortization	—	—	678	—	678
Other, net	—	—	222	—	222
	—	—	15,503	—	15,503
Operating income	—	—	499	—	499
Other income (expense):
Interest income	395	79	1	(471)	4
Interest expense	(395)	(814)	(346)	471	(1,084)
(Losses) earnings of subsidiaries	(605)	130	—	475	—
Other income, net	—	—	5	—	5
	(605)	(605)	(340)	475	(1,075)
(Loss) income before income taxes	(605)	(605)	159	475	(576)
Income tax expense	—	—	(29)	—	(29)
Net (loss) income	(605)	(605)	130	475	(605)
Other comprehensive (loss) income	(4)	(4)	(2)	6	(4)
Comprehensive (loss) income	$(609)	$(609)	$128	$481	$(609)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended September 30, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(780)	$3,148	$(118)	$2,250
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(943)	—	(943)
Capital expenditures - leased devices	—	—	(763)	—	(763)
Expenditures relating to FCC licenses	—	—	(32)	—	(32)
Proceeds from sales and maturities of short-term investments	—	1,087	35	—	1,122
Purchases of short-term investments	—	(2,737)	(35)	—	(2,772)
Change in amounts due from/due to consolidated affiliates	—	3,883	—	(3,883)	—
Proceeds from sales of assets and FCC licenses	—	—	66	—	66
Intercompany note advance to consolidated affiliate	—	(70)	—	70	—
Proceeds from intercompany note advance to consolidated affiliate	—	62	—	(62)	—
Other, net	—	—	(36)	—	(36)
Net cash provided by (used in) investing activities	—	2,225	(1,708)	(3,875)	(3,358)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	3,278	—	3,278
Repayments of debt, financing and capital lease obligations	—	—	(667)	—	(667)
Debt financing costs	—	(110)	(65)	—	(175)
Intercompany dividends paid to parent	—	—	(118)	118	—
Change in amounts due from/due to consolidated affiliates	—	—	(3,883)	3,883	—
Intercompany note advance from parent	—	—	70	(70)	—
Repayments of intercompany note advance from parent	—	—	(62)	62	—
Other, net	—	20	17	—	37
Net cash (used in) provided by financing activities	—	(90)	(1,430)	3,993	2,473
Net increase in cash and cash equivalents	—	1,355	10	—	1,365
Cash and cash equivalents, beginning of period	—	2,154	487	—	2,641
Cash and cash equivalents, end of period	$—	$3,509	$497	$—	$4,006

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended September 30, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(759)	$2,670	$(114)	$1,797
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(2,964)	—	(2,964)
Capital expenditures - leased devices	—	—	(1,117)	—	(1,117)
Expenditures relating to FCC licenses	—	—	(45)	—	(45)
Proceeds from sales and maturities of short-term investments	—	219	60	—	279
Purchases of short-term investments	—	(176)	(40)	—	(216)
Change in amounts due from/due to consolidated affiliates	1	(1,270)	—	1,269	—
Proceeds from sales of assets and FCC licenses	—	—	4	—	4
Intercompany note advance to consolidated affiliate	—	(55)	—	55	—
Proceeds from intercompany note advance to consolidated affiliate	—	54	—	(54)	—
Other, net	—	—	(21)	—	(21)
Net cash provided by (used in) investing activities	1	(1,228)	(4,123)	1,270	(4,080)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	434	—	434
Repayments of debt, financing and capital lease obligations	—	—	(206)	—	(206)
Debt financing costs	(1)	—	—	—	(1)
Intercompany dividends paid to parent	—	—	(114)	114	—
Change in amounts due from/due to consolidated affiliates	—	—	1,269	(1,269)	—
Intercompany note advance from parent	—	—	55	(55)	—
Repayments of intercompany not advance from parent	—	—	(54)	54	—
Other, net	—	8	10	—	18
Net cash (used in) provided by financing activities	(1)	8	1,394	(1,156)	245
Net decrease in cash and cash equivalents	—	(1,979)	(59)	—	(2,038)
Cash and cash equivalents, beginning of period	—	3,492	518	—	4,010
Cash and cash equivalents, end of period	$—	$1,513	$459	$—	$1,972

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Subsequent Events
Spectrum Financing
In October 2016, certain wholly-owned subsidiaries of Sprint entered into agreements (Spectrum Financing) to transfer certain directly held and third-party leased spectrum licenses (collectively, “the Spectrum Portfolio”) to wholly-owned bankruptcy-remote special purpose entities (collectively, “the Spectrum Financing SPEs”). The Spectrum Portfolio, which represents approximately 14 percent of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes at 3.36% from external investors, with the opportunity to raise up to an additional $3.5 billion under the same program, subject to certain conditions. The $3.5 billion initial issuance will be repaid over a five year term, with interest only payments over the first four quarters and amortizing quarterly principal and interest payments thereafter through September 2021.
Sprint Communications, Inc. simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs. As the Spectrum Financing SPEs are wholly-owned by Sprint subsidiaries, these entities will be consolidated and all intercompany activity will be eliminated.
As a result of this transaction, our $2.5 billion unsecured financing facility was terminated.

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
Postpaid
In our postpaid portfolio, we offer several price plans for both consumer and business subscribers. Many of our price plans include unlimited talk, text and data or allow subscribers to purchase monthly data allowances. We also offer family plans that include multiple lines of service under one account. We offer these plans with subsidy, installment billing or leasing programs. The subsidy program requires a service contract and allows for a subscriber to purchase a handset at a discount for a new line of service. Our installment billing program does not require a service contract and offers service plans at lower monthly rates compared to subsidy plans, but requires the subscriber to pay full or near full price for the handset over monthly installments. Our leasing program also does not require a service contract, provides for service plans at lower monthly rates compared to subsidy plans and allows qualified subscribers to lease a device and make payments for use of the device over the term of the lease. At the end of the lease term, the subscriber can either turn in the device, continue leasing the device or purchase the device.
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
Our current strategy consists of transactions that leverage our assets such as the Handset Sale-Leaseback Tranche 1 transaction we entered into in November 2015 as well as the Network Equipment Sale-Leaseback and the Handset Sale-Leaseback Tranche 2 transactions that were entered into in April 2016. In October 2016, we also entered into a spectrum financing transaction involving a portion of our spectrum holdings. Each of these transactions are described in more detail in "Liquidity and Capital Resources." Additionally, cost reduction initiatives are underway to reduce operating expenses and improve our operating cash flows.
We have built a stronger management team by attracting outside talent with world class experience and credentials while retaining selected members of the incumbent management team. To deliver a simplified and improved customer experience, we are focusing on key subscriber touch points, pursuing process improvements and deploying platforms to simplify and enhance the interactions between us and our customers. In addition, we have established a customer experience team to support our focus on net promoter score as an important key measure of customer satisfaction.
Network
We continue to increase coverage and capacity by densifying and optimizing our existing network. Densification, which includes increasing the number of small cells and antennas, is intended to enhance coverage and capacity across the network. We expect the densification efforts to cost significantly less than our historical macro cell site builds (i.e. adding traditional cell towers). We are also deploying new technologies, such as carrier aggregation, which allows us to move more data at faster speeds over the same spectrum. Additionally, our introduction of tri-band devices, which support each of our spectrum bands, allows us to manage and operate our network more efficiently and at a lower cost. We have continued to see positive results from these infrastructure upgrades in key U.S. markets.

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
Shentel Transaction
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to include, among other things, the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval, and the transaction closed in May 2016. The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. FCC licenses acquired from Shentel had a total value of $85 million. $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of comprehensive loss as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Wireless segment earnings	$2,323	$1,979	$4,763	$4,053
Wireline segment earnings	23	29	42	38
Corporate, other and eliminations	1	—	(1)	(1)
Consolidated segment earnings	2,347	2,008	4,804	4,090
Depreciation	(1,710)	(1,412)	(3,390)	(2,653)
Amortization	(271)	(331)	(558)	(678)
Other, net	256	(267)	127	(260)
Operating income (loss)	622	(2)	983	499
Interest expense	(630)	(542)	(1,245)	(1,084)
Other (expense) income, net	(15)	5	(7)	9
Income tax expense	(119)	(46)	(175)	(29)
Net loss	$(142)	$(585)	$(444)	$(605)

Depreciation Expense
Depreciation expense increased $298 million, or 21%, and $737 million, or 28%, in the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to increased depreciation on leased devices as a result of the continued growth of the device leasing program. Depreciation expense incurred on all leased devices was $724 million and $1.4 billion for the three and six-month periods ended September 30, 2016, respectively, and $420 million and $696 million for the same periods in 2015, respectively.
Amortization Expense
Amortization expense decreased $60 million, or 18%, and $120 million, or 18%, in the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three and six-month periods ended September 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in millions)
Severance and exit costs	$5	$(25)	$(11)	$(38)
Litigation and other contingencies	(103)	(157)	(103)	(157)
Loss on disposal of property, plant and equipment	—	(85)	—	(85)
Contract terminations	—	—	(113)	—
Gains from asset dispositions and exchanges	354	—	354	—
Revision to estimate of a previously recorded reserve	—	—	—	20
Total	$256	$(267)	$127	$(260)
Other, net represented a benefit of $256 million and $127 million in the three and six-month periods ended September 30, 2016, respectively. During the three and six-month periods ended September 30, 2016, we recognized severance and exit costs benefit of $5 million and expense of $11 million, respectively. During the three and six-month periods ending September 30, 2016, we recorded a $103 million charge associated with a state tax matter and a $354 million non-cash gain as a result of spectrum license exchanges with other carriers. During the three-month period ended June 30, 2016, we recorded $113 million of contract terminations that were primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction.
Other, net represented an expense of $267 million and $260 million in the three and six-month periods ended September 30, 2015, respectively. During the three and six-month periods ended September 30, 2015, we recognized a $157 million accrual for ongoing legal matters. In addition, we recognized severance and exit costs in the three and six-month periods ended September 30, 2015, which included $11 million and $18 million, respectively, of severance primarily associated with reductions in work force and $14 million and $20 million, respectively, of lease and access exit costs primarily associated with tower and cell sites and backhaul access contracts for which we will no longer be receiving any economic benefit. During the three and six-month periods ended September 30, 2015, we recorded an $85 million loss on disposal of property, plant and equipment primarily related to cell site construction costs that are no longer recoverable as a result of changes in the Company's network plans. During the three-month period ended June 30, 2015, we revised our estimate of a previously recorded reserve, resulting in $20 million of income.
Interest Expense
Interest expense increased $88 million, or 16%, and $161 million, or 15%, in the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to interest associated with the Network Equipment Sale-Leaseback, the Handset Sale-Leaseback Tranche 2 and the unsecured financing facility. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $36.8 billion and $36.4 billion was 6.9% for both the three and six-month periods ended September 30, 2016, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $33.9 billion and $33.8 billion was 6.5% and 6.6% for the three and six-month periods ended September 30, 2015, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Income Taxes
The income tax expense of $119 million and $175 million for the three and six-month periods ended September 30, 2016, respectively, represented consolidated effective tax rates of approximately (517)% and (65)%, respectively. Income tax expense for both periods was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period, partially offset by tax benefits from the reversal of certain state income tax valuation allowance on deferred tax assets. The income tax expense of $46 million and $29 million for the three and six-month periods ended September 30, 2015, respectively, represented consolidated effective tax rates of approximately (9)% and (5)%, respectively. Income tax expense for both periods was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses, partially offset by tax benefits from changes in state income tax laws enacted during the periods.

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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three and six-month periods ended September 30, 2016 and 2015. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers to our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services.
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
Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of September 30, 2016, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term. During the three and six-month periods ended September 30, 2016 and 2015, we leased devices through our Sprint direct channels totaling approximately $645 million, $1.2 billion, $742 million and $1.6 billion, respectively. These devices were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or traditional subsidized programs, which resulted in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on all leased devices for the three and six-month periods ended

September 30, 2016 and 2015, was $724 million, $1.4 billion, $420 million and $696 million, respectively. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings was partially offset by the Handset Sale-Leaseback Tranche 1 transaction that was consummated in November 2015 whereby we sold and subsequently leased back certain devices leased to our customers (see Handset Sale-Leaseback Tranche 1 in "Liquidity and Capital Resources" for further details). As a result, the cost to us of the devices sold to Mobile Leasing Solutions, LLC (MLS) under the Handset Sale-Leaseback Tranche 1 transaction is no longer recorded as depreciation expense, but rather recognized as rent expense within “Cost of products” in the consolidated statements of comprehensive loss during the leaseback periods.
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
The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireless Segment Earnings	2016	2015	2016	2015
	(in millions)
Postpaid	$4,720	$4,900	$9,498	$9,864
Prepaid	1,129	1,252	2,294	2,552
Other(1)	—	70	—	157
Retail service revenue	5,849	6,222	11,792	12,573
Wholesale, affiliate and other	168	199	326	398
Total service revenue	6,017	6,421	12,118	12,971
Cost of services (exclusive of depreciation and amortization)	(1,793)	(2,111)	(3,577)	(4,116)
Service gross margin	4,224	4,310	8,541	8,855
Service gross margin percentage	70%	67%	70%	68%
Equipment revenue	1,834	1,095	3,330	2,085
Cost of products (exclusive of depreciation and amortization)	(1,693)	(1,290)	(3,112)	(2,655)
Selling, general and administrative expense	(1,931)	(2,136)	(3,765)	(4,232)
Loss on disposal of property, plant and equipment	(111)	—	(231)	—
Wireless segment earnings	$2,323	$1,979	$4,763	$4,053
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.

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
Retail service revenue decreased $373 million, or 6%, and $781 million, or 6%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to a lower average revenue per postpaid and prepaid subscriber driven by an increase in subscribers on lower price plans, combined with a decrease in average prepaid subscribers driven by higher churn and the impact of the shutdown of the Clearwire WiMAX network on March 31, 2016. The decrease was partially offset by an increase in average postpaid subscribers.
Wholesale, affiliate and other revenues decreased $31 million, or 16%, and $72 million, or 18%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to a decline in Lifeline and prepaid resellers, the impact of the shutdown of the Clearwire WiMAX network, and a decrease in imputed interest associated with installment billing on handsets, partially offset by growth in connected devices. Approximately 65% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage, which varies depending on the solution being utilized.
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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(subscribers in thousands)
Average postpaid subscribers	31,130	30,473	31,015	30,323
Average prepaid subscribers	13,783	15,457	13,995	15,679
Average retail subscribers	44,913	45,930	45,010	46,002

The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2015 may be found in the tables on the following pages.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
ARPU(1):
Postpaid	$50.54	$53.87	$51.04	$54.59
Prepaid	$27.31	$27.97	$27.32	$28.08
Average retail	$43.41	$45.15	$43.67	$45.55
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

Postpaid ARPU for the three and six-month periods ended September 30, 2016 decreased compared to the same periods in 2015 primarily due to the impact of subscriber migration to our service plans associated with device financing options, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2016 as a result of lower service fees associated with our price plans offered in conjunction with device financing options; however, as a result of our installment billing and leasing programs, we expect increasing equipment revenues to more than offset these declines. Prepaid ARPU decreased for the three and six-month periods ended September 30, 2016 compared to the same periods in 2015 primarily due to increased competition resulting in a decline in average subscribers primarily in the Virgin Mobile brand combined with the revenue impact of subscribers choosing lower priced plans in the Boost brand.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016
Net additions (losses) (in thousands)(1)
Sprint platform(2):
Postpaid	310	378	501	56	180	344
Prepaid	(366)	(188)	(491)	(264)	(331)	(427)
Wholesale and affiliates	731	866	481	655	528	823
Total Sprint platform	675	1,056	491	447	377	740
Transactions:
Postpaid	(60)	(70)	(238)	—	—	—
Prepaid	(66)	(64)	(231)	—	—	—
Wholesale	(22)	(12)	(241)	—	—	—
Total Transactions	(148)	(146)	(710)	—	—	—

Total retail postpaid	250	308	263	56	180	344
Total retail prepaid	(432)	(252)	(722)	(264)	(331)	(427)
Total wholesale and affiliate	709	854	240	655	528	823
Total Wireless	527	910	(219)	447	377	740

End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(3)(4)	30,016	30,394	30,895	30,951	30,945	31,289
Prepaid(3)	15,340	15,152	14,661	14,397	13,974	13,547
Wholesale and affiliates(3)(4)(5)	11,456	12,322	12,803	13,458	14,534	15,357
Total Sprint platform	56,812	57,868	58,359	58,806	59,453	60,193
Transactions(6):
Postpaid	308	238	—	—	—	—
Prepaid	295	231	—	—	—	—
Wholesale	253	241	—	—	—	—
Total Transactions	856	710	—	—	—	—

Total retail postpaid(3)(4)	30,324	30,632	30,895	30,951	30,945	31,289
Total retail prepaid(3)	15,635	15,383	14,661	14,397	13,974	13,547
Total wholesale and affiliates(3)(4)(5)	11,709	12,563	12,803	13,458	14,534	15,357
Total Wireless	57,668	58,578	58,359	58,806	59,453	60,193

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	1,439	1,576	1,676	1,771	1,822	1,874
Wholesale and affiliates	6,620	7,338	7,930	8,575	9,244	9,951
Total	8,059	8,914	9,606	10,346	11,066	11,825
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

(5)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,246,000 subscribers at September 30, 2016 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended September 30, 2016.

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

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.56%	1.54%	1.62%	1.72%	1.56%	1.52%
Prepaid	5.08%	5.06%	5.82%	5.65%	5.55%	5.63%
Transactions(2):
Postpaid	6.07%	8.55%	NM	NM	NM	NM
Prepaid	7.23%	8.51%	NM	NM	NM	NM

Total retail postpaid	1.61%	1.61%	1.87%	1.72%	1.56%	1.52%
Total retail prepaid	5.13%	5.12%	6.29%	5.65%	5.55%	5.63%
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

(2)	Subscriber churn related to the acquisition of Clearwire.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016
ARPU
Sprint platform:
Postpaid	$55.48	$53.99	$52.48	$51.68	$51.54	$50.54
Prepaid	$27.81	$27.66	$27.44	$27.72	$27.34	$27.31
Transactions(1):
Postpaid	$40.47	$40.62	$31.62	$—	$—	$—
Prepaid	$46.10	$45.82	$34.61	$—	$—	$—

Total retail postpaid	$55.31	$53.87	$52.41	$51.68	$51.54	$50.54
Total retail prepaid	$28.18	$27.97	$27.49	$27.72	$27.34	$27.31
_______________________

(1)	Subscriber ARPU related to the acquisition of Clearwire.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended September 30, 2016, net postpaid subscriber additions were 344,000 compared to 378,000 in the same period in 2015. The lower net additions in the current quarter were driven by tablet subscriber losses, partially offset by higher phone net subscriber additions.
Retail Prepaid — During the three-month period ended September 30, 2016, we lost 427,000 net prepaid subscribers compared to 188,000 in the same period in 2015. The net losses in the quarter were primarily due to subscriber losses in Boost and Virgin Mobile due to continued competition in the market. Prepaid subscribers are generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. At September 30, 2016, each of our prepaid brands had different churn rules and retention programs. As a part of our ongoing efforts to simplify and drive consistency across our prepaid business, as well as tighten the customer engagement criteria, we are in the process of aligning all prepaid brands under one churn and retention program. As a result of these changes, all prepaid subscribers will be deactivated 60 days from the later of the date of initial activation or the most recent replenishment date. We expect to have approximately two million fewer prepaid subscribers in the base as of December 31, 2016, however, because we are deactivating customers with no engagement, we do not expect a material impact to prepaid revenue.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 15.4 million Sprint platform subscribers included in wholesale and affiliates, approximately 65% represent connected devices. Wholesale and affiliate subscriber net additions were 823,000 during the three-month period ended September 30, 2016 compared to 866,000 during the same period in 2015, inclusive of net additions of connected devices totaling 707,000 and 718,000, respectively. The decrease in net additions in the three-month period ended September 30, 2016 was primarily attributable to a decline in subscribers through our postpaid resellers and connected devices, partially offset by growth in subscribers through our prepaid resellers.
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
Cost of services decreased $318 million, or 15%, and $539 million, or 13%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015, primarily due to decreases in network costs such as rent, utilities, backhaul and labor associated with our network improvements and the shutdown of the WiMAX network on March 31, 2016, combined with decreases in roaming and interconnection costs primarily due to lower rates.
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
The net impact to equipment revenue and cost of products from the sale of devices under our installment billing program is relatively neutral except for the impact from the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated to its estimated residual value generally over the lease term. During the three and six-month periods ended September 30, 2016 and 2015, we leased devices through our Sprint direct channels totaling approximately $645 million, $1.2 billion, $742 million and $1.6 billion, respectively, which were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or traditional subsidized programs.
Equipment revenue increased $739 million, or 67%, and $1.2 billion, or 60%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015. The increase in equipment revenue for the three and six-month periods ended September 30, 2016 was primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device, combined with higher average sales price per postpaid devices sold. Cost of products increased $403 million, or 31%, and $457 million, or 17%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to lease payments to MLS associated with Handset Sale-Leaseback Tranche 1.
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
Sales and marketing expense decreased $64 million, or 5%, $129 million, or 5%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to lower overall marketing spend as a result of cost reduction initiatives, partially offset by an increase in payments to OEMs for direct source handsets due to a higher volume of device sales.
General and administrative costs decreased $141 million, or 16%, and $338 million, or 19%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to lower customer care costs, IT and billing and other general and administrative costs as a result of cost reduction initiatives.
Bad debt expense increased $25 million, or 22%, for the three-month period ended September 30, 2016, and decreased $40 million, or 15%, for the six-month period ended compared to the same periods in 2015. The increase in the three-month period was primarily related to increased installment billing accounts with higher reserve rates, partially offset by lower average write-offs related to service bad debt. The decrease in the six month period was primarily driven by aging and rate improvements related to service bad debt, partially offset by increased installment billing accounts with higher reserve rates. We reassess our allowance for doubtful accounts quarterly.
Loss on Disposal of Property, Plant and Equipment
For the three and six-month periods ended September 30, 2016, loss on the disposal of property, plant and equipment, net of recoveries, of approximately $111 million and $231 million, respectively, resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may continue to have similar losses in future periods. Similar losses are and have been incurred for devices sold under our subsidy program as equipment net subsidy.

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
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Wireline Segment Earnings	2016	2015	2016	2015
	(in millions)
Voice	$172	$212	$353	$445
Data	43	43	86	92
Internet	288	323	590	651
Other	18	31	37	51
Total net service revenue	521	609	1,066	1,239
Cost of services (exclusive of depreciation)	(436)	(495)	(884)	(1,029)
Service gross margin	85	114	182	210
Service gross margin percentage	16%	19%	17%	17%
Selling, general and administrative expense	(62)	(85)	(140)	(172)
Wireline segment earnings	$23	$29	$42	$38
Wireline Revenue
Voice Revenues
Voice revenues for the three and six-month periods ended September 30, 2016 decreased $40 million, or 19%, and $92 million, or 21%, respectively, compared to the same periods in 2015. The decrease was driven by lower volume and overall rate declines primarily due to decreases in international hubbing volumes as the company continues to de-emphasize certain voice services, combined with the decline in prices for the sale of services to our Wireless segment for the three and six-month periods ended September 30, 2016. Voice revenues generated from the sale of services to our Wireless segment represented 38% of total voice revenues for both the three and six-month periods ended September 30, 2016, compared to 40% and 38%, respectively, for the same periods in 2015.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues were flat and decreased $6 million, or 7%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015 as a result of customer churn primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 51% of total data revenue for both the three and six-month periods ended September 30, 2016 and 42% and 41% for the same periods in 2015.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $35 million, or 11%, and $61 million, or 9%, for the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 14% of total Internet revenues for both the three and six-month periods ended September 30, 2016, compared to 15% and 14%, respectively, for the same periods in 2015.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, decreased $13 million, or 42%, and $14 million, or 27%, in the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $59 million, or 12%, and $145 million, or 14%, in the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to lower international voice volume and rates combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage decreased from 19% in the three-month period ended September 30, 2015 to 16% in the three-month period ended September 30, 2016, primarily as a result of a decrease in net service revenue, partially offset by a decrease in cost of services. Service gross margin percentage stayed relatively flat at 17% for the six-month periods ended September 30, 2016 and 2015.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $23 million, or 27%, and $32 million, or 19%, in the three and six-month periods ended September 30, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 12% and 13% for the three and six-month periods ended September 30, 2016, respectively, as compared to 14% for each of the same periods in 2015.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Six Months Ended
	September 30,
	2016	2015
	(in millions)
Net cash provided by operating activities	$2,250	$1,797
Net cash used in investing activities	$(3,358)	$(4,080)
Net cash provided by financing activities	$2,473	$245
Operating Activities
Net cash provided by operating activities of $2.3 billion in the six-month period ended September 30, 2016 increased $453 million from the same period in 2015. The increase was primarily due to lower vendor and labor-related payments of $816 million which were primarily due to reduced operating costs resulting from the Company's ongoing cost reduction initiatives, partially offset by $287 million of decreased cash received from customers. The decrease in cash received from customers was primarily due to an increase in the deferred purchase price receivable (DPP) as a result of increased accounts receivables sold related to our accounts receivable facility (Receivables Facility). Cash activity related to our Receivables Facility included cash remitted to unaffiliated third parties (Purchasers) for receivables collected in the amount of $185 million and $500 million during the six-month periods ended September 30, 2016 and 2015, respectively. In addition, during the six-month periods ended September 30, 2016 and 2015, we elected to receive $40 million and $400 million, respectively, related to our Receivables Facility.
Investing Activities
Net cash used in investing activities in the six-month period ended September 30, 2016 decreased by $722 million compared to the same period in 2015, primarily due to decreased network and other capital expenditures of approximately $2.0 billion and decreased purchases of $354 million of leased devices from indirect dealers. These decreases were partially offset by increased net purchases of short-term investments of $1.7 billion.

Financing Activities
Net cash provided by financing activities was $2.5 billion during the six-month period ended September 30, 2016, which was primarily due to cash receipts of $2.2 billion and $1.1 billion from the Network Equipment Sale-Leaseback and Handset Sale-Leaseback Tranche 2, respectively. These receipts were partially offset by repayments of $326 million, $187 million and $98 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities and financing of future lease receivables, respectively. In addition, we paid a total of $175 million in debt finance costs for the unsecured financing facility and Network Equipment Sale-Leaseback.
Net cash provided by financing activities was $245 million during the six-month period ended September 30, 2015, which was primarily due to draws of $208 million and $226 million on our Finnvera plc (Finnvera) and K-sure secured equipment credit facilities, respectively. These draws were partially offset by repayments related to our secured equipment credit facilities and capital leases.
Working Capital
We had negative working capital of $4.1 billion and $5.1 billion as of September 30, 2016 and March 31, 2016, respectively. The change in working capital was primarily the result of approximately $3.3 billion of proceeds received from the Handset Sale-Leaseback Tranche 2 and Network Equipment Sale-Leaseback financings partially offset by an increase in the current portion of long-term debt, financing and capital lease obligations of approximately $2.3 billion.
Long-Term Debt and Other Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than traditional subsidized programs. The Receivable Facility and the Handset Sale-Leaseback Tranche 1 and 2 transactions described below were designed in large part to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility, which provides us the opportunity to sell certain wireless service and installment receivables to the Purchasers, was amended in November 2015 to include future amounts due from customers who lease certain devices from us. The amendment also increased the maximum funding limit under the Receivables Facility to $4.3 billion and extended the expiration to November 2017. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of September 30, 2016, the total amount available to be drawn was $114 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a DPP. The DPP is realized by us upon the ultimate collection of the underlying receivables sold to the Purchasers or until Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The net amount drawn for wireless service and installment receivables was $1.2 billion as of September 30, 2016. The fees associated with these sales are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss.
The sale of future lease receivables are treated as financing transactions. Accordingly, the proceeds received will be reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees will be recognized as "Interest expense" in the consolidated statements of comprehensive loss. During the six-month period ended September 30, 2016, we repaid $98 million to the Purchasers, which reduced the principal amount outstanding to $502 million as of September 30, 2016.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs, once sales are initiated, and continue to be depreciated over their estimated useful life. At September 30, 2016, the net book value of devices contributed to the SPEs was approximately $1.3 billion.

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
DPP
The DPP related to our wireless service and installment receivables, which amounted to approximately $1.6 billion and $1.2 billion as of September 30, 2016 and March 31, 2016, respectively, is classified as a trading security within "Prepaid expenses and other current assets" in the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and, for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of comprehensive loss and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the three and six-month periods ended September 30, 2016. Changes to the unobservable inputs used to determine the fair value did not and are not expected to result in a material change in the fair value of the DPP.
During the six-month period ended September 30, 2016, we remitted $185 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit which increased the total amount of the DPP due to Sprint. We also elected to receive $40 million of cash which decreased the total amount of the DPP due to Sprint. In addition, during the six-month period ended September 30, 2016, sales of new receivables exceeded cash collections on previously sold receivables such that the DPP increased by $255 million.
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
Handset Sale-Leaseback Tranche 1 (Tranche 1)
In December 2015, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $126 million. We recorded the sale, removed the devices from our balance sheet, and classified the leaseback as an operating lease. The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and was included in "Other, net" in the consolidated statements of comprehensive loss for the three-months ended December 31, 2015. The cash proceeds received in the transaction were reflected as cash provided by investing activities on the consolidated statements of cash flows and payments made to MLS under the leaseback are reflected as "Cost of products" in the consolidated statements of comprehensive loss. Rent expense related to MLS totaled $180 million and $377 million during the three and six-month periods ended September 30, 2016, respectively, and is reflected within cash flows from operations. The monthly rental payments for the devices leased backed by us are expected to approximate the amount of cash received from the associated customer leases during the weighted average 17 month leaseback period.
Handset Sale-Leaseback Tranche 2 (Tranche 2)
In May 2016, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. Unlike Tranche 1, Tranche 2 was accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At September 30, 2016, the net book value of devices transferred to MLS was approximately $900 million.
The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to MLS will be reflected as principal repayments and interest expense over the respective terms. We have elected,to account for the financing obligation at fair value. Accordingly, changes in the fair value of the financing obligation are recognized in "Other (expense) income, net" in the consolidated statements of comprehensive loss over the course of the arrangement.
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
During the six-month period ended September 30, 2016, we repaid $326 million to MLS, which reduced the principal amount of the financing obligation to $758 million as of September 30, 2016.
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
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, will remain on Sprint's consolidated financial statements and will continue to be depreciated over their respective estimated useful lives. At September 30, 2016, these network assets had a book value of approximately $2.7 billion.
The proceeds received are reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to Network LeaseCo will be reflected as principal repayments and interest expense over the respective terms. Sprint has the option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 with the first principal payment of approximately $300 million due in March 2017 followed by the remaining $1.9 billion of principal payments due in fiscal year 2017.
Spectrum Financing
In October 2016, certain wholly-owned subsidiaries of Sprint entered into agreements (Spectrum Financing) to transfer certain directly held and third-party leased spectrum licenses (collectively, “the Spectrum Portfolio”) to wholly-owned bankruptcy-remote special purpose entities (collectively, “the Spectrum Financing SPEs”). The Spectrum Portfolio, which represents approximately 14 percent of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes at 3.36% from external investors, with the opportunity to raise up to an additional $3.5 billion under the same program, subject to certain conditions. The $3.5 billion initial issuance will be repaid over a five year term, with interest only payments over the first four quarters and amortizing quarterly principal and interest payments thereafter through September 2021.
Sprint Communications, Inc. simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs. As the Spectrum Financing SPEs are wholly-owned by Sprint subsidiaries, these entities will be consolidated and all intercompany activity will be eliminated.
As a result of this transaction, our $2.5 billion unsecured financing facility was terminated.
Credit Facilities
Bank Credit Facility
Our unsecured revolving bank credit facility that expires in February 2018 requires a ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), not to exceed 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
Export Development Canada (EDC) agreement
The unsecured EDC agreement provides for covenant terms similar to those of the revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. As of September 30, 2016, the total principal amount of our borrowings under the EDC facility was $550 million.
Unsecured Financing Facility
During the three-month period ended June 30, 2016, Sprint Communications entered into an unsecured financing facility for $2.5 billion. As of September 30, 2016, no amounts had been drawn on this facility. In October 2016, this facility was terminated upon entering into the spectrum financing transaction in accordance with its terms.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
The EKN secured equipment credit facility provides for covenant terms similar to those of the revolving bank credit facility. In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. During the six-month period ended September 30, 2016, we made principal repayments totaling $127 million on the facility, resulting in a total principal amount of $127 million outstanding at September 30, 2016.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the six-month period ended September 30, 2016, we made principal repayments totaling $28 million on the facility, resulting in a total principal amount of $168 million outstanding at September 30, 2016.

K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the six-month period ended September 30, 2016, we made principal repayments totaling $32 million on the facility, resulting in a total principal amount of $291 million outstanding at September 30, 2016.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The principal balance outstanding at September 30, 2016 was $32 million.
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
As of September 30, 2016, our Leverage Ratio, as defined by the revolving bank credit facility, EDC Agreement and all other equipment credit facilities was 4.1 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of September 30, 2016, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our revolving bank credit facility, available borrowing capacity under our $2.5 billion unsecured financing facility and availability under our Receivables Facility was $11.3 billion. Our cash and cash equivalents and short-term investments totaled $5.7 billion as of September 30, 2016 compared to $2.6 billion as of March 31, 2016. As of September 30, 2016, we had availability of approximately $3.0 billion under the revolving bank credit facility and $2.5 billion under our unsecured financing facility. Amounts available under our Receivables facility as of September 30, 2016 totaled $114 million. In October 2016, the $2.5 billion unsecured financing facility was terminated upon our successful $3.5 billion notes issuance in connection with the spectrum financing.
In addition, we had a combined available borrowing capacity of $1.1 billion under our Finnvera, K-sure and D/D secured equipment credit facilities as of September 30, 2016. However, utilization of these facilities is dependent upon the amount and timing of network-related purchases from the applicable suppliers, as well as the period of time remaining to complete any further borrowings available under each facility.
We offer device financing plans, including the installment billing program and our leasing program, that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings has been partially offset by the Handset Sale-Leaseback Tranche 1 transaction that was consummated in December 2015 where we sold and subsequently leased back certain devices leased to our customers. As a result, our cost of the devices sold to MLS will no longer be recorded as depreciation expense, but rather recognized as rent expense within "Cost of products" during the leaseback periods. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than traditional subsidized programs because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
To meet our liquidity requirements, we look to a variety of sources. In addition to our existing cash and cash equivalents, short-term investments, and cash generated from operating activities, we raise funds as necessary from external sources. We rely on the ability to issue debt and equity securities, the ability to access other forms of financing, including debt financing, some of which may be secured by our assets, proceeds from the sale of certain accounts receivable and future lease receivables under our Receivables Facility, proceeds from future sale-leaseback transactions, such as spectrum, devices, and equipment, and the borrowing capacity available under our credit facilities to support our short- and long-term liquidity requirements. We believe our existing available liquidity and cash flows from operations will be sufficient to meet our funding requirements over the next twelve months, including debt service requirements and other significant future contractual obligations.
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. Possible future financing sources include additional handset and receivables financing transactions, and raising additional funds through spectrum-backed notes. In addition, we are pursuing extended payment terms with certain vendors. If we are unable to obtain external funding, execute on our cost reduction initiatives, or are not successful in attracting valuable subscribers such as postpaid handset subscribers, our operations would be adversely affected, which may lead to defaults under certain of our borrowings.
Depending on the amount of any difference in actual results versus what we currently expect, it may make it difficult for us to generate sufficient earnings before interest, taxes, depreciation and amortization and other non-recurring items (adjusted EBITDA) to remain in compliance with our financial covenants or be able to meet our debt service obligations, which could result in acceleration of our indebtedness, or adversely impact our ability to raise additional funding through the sources described above, or both. If such events occur, we may engage with our lenders to obtain appropriate waivers or amendments of our credit facilities or refinance borrowings, or seek funding from other external sources, although there is no assurance we would be successful in any of these actions.
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

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, secured equipment credit facilities and EDC, including approximately $22.8 billion coming due over the next five years;

•	estimated residual values of devices related to our device lease program; and

•	other future contractual obligations and general corporate expenditures.

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

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016. Below is a graph depicting our future principal maturities of debt as of September 30, 2016.

Debt Maturities as of September 30, 2016 *
($ millions)
$5,000
$4,000
$3,000
$2,000
$1,000
$-
$3.3B revolving bank credit facility expiration Feb. 2018
$4,737
$300
$444
$806
$3,187
$4,391
$2,714
$1,677
$3,168
$3,127
$3,170
$3,128
$1,618
$1,572
$3,277
$3,256
$2,480
$4,250
$4,000
$2,475
$2,000
$185
$185
FY '16
FY '17
FY '18
FY '19
FY '20
FY '21
FY '22
FY '23
FY '24
FY '28
FY '31
FY '40
Sprint Notes & Credit Facilities
Financing Obligations
Clearwire Notes

* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $309 million in letters of credit outstanding under the unsecured revolving bank credit facility, (iii) our $2.5 billion unsecured financing facility, which expired in October 2017 and has no outstanding balance, (iv) $471 million of capital lease and other obligations, and (v) net premiums and debt financing costs.

OFF-BALANCE SHEET FINANCING
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables, with a maximum funding limit of $4.3 billion and an expiration date of November 2017. In connection with the Receivables Facility, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs sell wireless service and installment receivables to unaffiliated third parties or to a bank agent. Sales of eligible receivables generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The net amount drawn for wireless service and installment receivables was $1.2 billion as of September 30, 2016.
In November 2015, Sprint also entered into a Handset Sale-Leaseback Tranche 1 agreement to sell and leaseback certain leased devices with MLS. In connection with the Handset Sale-Leaseback Tranche 1, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPE Lessees. The SPE Lessees then sold the devices and transferred certain specified customer lease end rights and obligations to MLS in exchange for proceeds totaling $1.1 billion and a DPP of $126 million in December 2015. See the detailed Accounts Receivable Facility and Handset Sale-Leaseback Tranche 1 discussions within "Liquidity and Capital Resources" above.

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

Future performance cannot be assured. Actual results may differ materially from those in the forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to obtain additional financing, including monetizing certain of our assets, including under our existing or future programs to monetize a portion of our network or spectrum holdings, or to modify the terms of our existing financing, on terms acceptable to us, or at all;

•	our ability to continue to receive the expected benefits of our existing financings such as receivable and handset financings, including any future tranches;

•	our ability to retain and attract subscribers and to manage credit risks associated with our subscribers;

•	the ability of our competitors to offer products and services at lower prices due to lower cost structures or otherwise;

•	the effective implementation of our plans to improve the quality of our network, including timing, execution, technologies, costs, and performance of our network;

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of September 30, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of September 30, 2016 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et. al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. We are waiting for final court approval.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Our motion to dismiss the suit was denied, and discovery is substantially complete. All parties' summary judgment motions were denied. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Discovery in that case was consolidated with the breach of fiduciary duty case and is substantially complete. Trial began in October 2016 and is ongoing. Sprint Communications intends to defend the ACP Master, LTD cases vigorously. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended September 30, 2016, there were no material developments in the status of these legal proceedings.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended September 30, 2016, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended September 30, 2016, SoftBank estimates that gross revenues and net profit generated by such services were both under $500. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended September 30, 2016, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $1,100 and $250, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: November 1, 2016

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(10) Material Contracts

10.1	Form of Turnaround Incentive Award Agreement (awarding performance–based restricted stock units) under the 2015 Omnibus Incentive Plan with proration after two years					*

10.2	First Amendment, dated as of June 29, 2016, to the Credit Agreement, dated as of April 28, 2016, by and between Sprint Communications, Inc. and Mizuho Bank, Ltd.					*

10.3
Incremental Agreement No. 1, dated as of June 29, 2016, to the Credit Agreement, dated as of April 28, 2016, by and among Sprint Communications, Inc., the Guarantors party thereto, the Lenders parties thereto, and Mizuho Bank, Ltd., as Arranger, Bookrunner, and administrative agent for the Lenders
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