Form 10-Q
period 2016-12-31
SPRINT Corp
filed 2017-02-06
CIK 101830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
—————————————————————
FORM 10-Q
—————————————————————

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
COMMON SHARES OUTSTANDING AT FEBRUARY 3, 2017:

Sprint Corporation Common Stock	3,987,167,109

SPRINT CORPORATION

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

SPRINT CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(in millions, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,707	$2,641
Short-term investments	2,349	—
Accounts and notes receivable, net of allowance for doubtful accounts and deferred interest of $46 and $39, respectively	1,236	1,099
Device and accessory inventory	1,296	1,173
Prepaid expenses and other current assets	1,984	1,920
Total current assets	10,572	6,833
Property, plant and equipment, net	19,333	20,297
Intangible assets
Goodwill	6,579	6,575
FCC licenses and other	40,556	40,073
Definite-lived intangible assets, net	3,582	4,469
Other assets	673	728
Total assets	$81,295	$78,975
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,894	$2,899
Accrued expenses and other current liabilities	4,189	4,374
Current portion of long-term debt, financing and capital lease obligations	6,554	4,690
Total current liabilities	13,637	11,963
Long-term debt, financing and capital lease obligations	30,759	29,268
Deferred tax liabilities	14,238	13,959
Other liabilities	3,665	4,002
Total liabilities	62,299	59,192
Commitments and contingencies
Stockholders' equity:
Common stock, voting, par value $0.01 per share, 9.0 billion authorized, 3.985 billion and 3.975 billion issued, respectively	40	40
Paid-in capital	27,694	27,563
Treasury shares, at cost	—	(3)
Accumulated deficit	(8,301)	(7,378)
Accumulated other comprehensive loss	(437)	(439)
Total stockholders' equity	18,996	19,783
Total liabilities and stockholders' equity	$81,295	$78,975
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Net operating revenues:
Service	$6,323	$6,683	$19,252	$20,600
Equipment	2,226	1,424	5,556	3,509
	8,549	8,107	24,808	24,109
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	1,925	2,348	6,125	7,194
Cost of products (exclusive of depreciation and amortization included below)	1,985	1,589	5,097	4,244
Selling, general and administrative	2,080	2,129	5,992	6,540
Severance and exit costs	19	209	30	247
Depreciation	1,837	1,549	5,227	4,202
Amortization	255	316	813	994
Other, net	137	164	230	386
	8,238	8,304	23,514	23,807
Operating income (loss)	311	(197)	1,294	302
Other (expense) income:
Interest expense	(619)	(546)	(1,864)	(1,630)
Other (expense) income, net	(60)	4	(67)	13
	(679)	(542)	(1,931)	(1,617)
Loss before income taxes	(368)	(739)	(637)	(1,315)
Income tax expense	(111)	(97)	(286)	(126)
Net loss	$(479)	$(836)	$(923)	$(1,441)

Basic net loss per common share	$(0.12)	$(0.21)	$(0.23)	$(0.36)
Diluted net loss per common share	$(0.12)	$(0.21)	$(0.23)	$(0.36)
Basic weighted average common shares outstanding	3,983	3,970	3,979	3,969
Diluted weighted average common shares outstanding	3,983	3,970	3,979	3,969

Other comprehensive (loss) income, net of tax:
Net unrealized holding losses on securities and other	$(5)	$(9)	$—	$(16)
Net unrecognized net periodic pension and other postretirement benefits	—	2	2	5
Other comprehensive (loss) income	(5)	(7)	2	(11)
Comprehensive loss	$(484)	$(843)	$(921)	$(1,452)
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	December 31,
	2016	2015
	(in millions)
Cash flows from operating activities:
Net loss	$(923)	$(1,441)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,040	5,196
Provision for losses on accounts receivable	406	385
Share-based and long-term incentive compensation expense	57	58
Deferred income tax expense	276	120
Gains from asset dispositions and exchanges	(354)	—
Amortization of long-term debt premiums, net	(234)	(236)
Loss on disposal of property, plant and equipment	368	228
Contract terminations	96	—
Other changes in assets and liabilities:
Accounts and notes receivable	(542)	(1,482)
Deferred purchase price from sale of receivables	(220)	2,048
Inventories and other current assets	(2,254)	(2,165)
Accounts payable and other current liabilities	(97)	(816)
Non-current assets and liabilities, net	(313)	112
Other, net	594	596
Net cash provided by operating activities	2,900	2,603
Cash flows from investing activities:
Capital expenditures - network and other	(1,421)	(3,958)
Capital expenditures - leased devices	(1,530)	(1,724)
Expenditures relating to FCC licenses	(46)	(75)
Proceeds from sales and maturities of short-term investments	2,649	377
Purchases of short-term investments	(4,998)	(252)
Proceeds from sales of assets and FCC licenses	126	36
Proceeds from sale-leaseback transaction	—	1,136
Other, net	26	(25)
Net cash used in investing activities	(5,194)	(4,485)
Cash flows from financing activities:
Proceeds from debt and financings	6,830	755
Repayments of debt, financing and capital lease obligations	(3,266)	(727)
Debt financing costs	(272)	(1)
Other, net	68	20
Net cash provided by financing activities	3,360	47
Net increase (decrease) in cash and cash equivalents	1,066	(1,835)
Cash and cash equivalents, beginning of period	2,641	4,010
Cash and cash equivalents, end of period	$3,707	$2,175
See Notes to the Consolidated Financial Statements

SPRINT CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock		Paid-in Capital	Treasury Shares		Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount		Shares	Amount
Balance, March 31, 2016	3,974	$40	$27,563	1	$(3)	$(7,378)	$(439)	$19,783
Net loss						(923)		(923)
Other comprehensive income, net of tax							2	2
Issuance of common stock, net	11		32	(1)	3			35
Share-based compensation expense			56					56
Capital contribution by SoftBank			6					6
Other, net			37					37
Balance, December 31, 2016	3,985	$40	$27,694	—	$—	$(8,301)	$(437)	$18,996

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
In May 2014, the Financial Accounting Standards Board (FASB) issued new authoritative literature, Revenue from Contracts with Customers, and has subsequently modified several areas of the standard in order to provide additional clarity and improvements. The issuance is part of a joint effort by the FASB and the International Accounting Standards Board (IASB) to enhance financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards and, thereby, improving the consistency of requirements, comparability of practices and usefulness of disclosures. The new standard will supersede much of the existing authoritative literature for revenue recognition. In July 2015, the FASB deferred the effective date of this standard. As a result, the standard and related amendments will be effective for the Company's fiscal year beginning April 1, 2018, including interim periods within that fiscal year. Early application is permitted, but not before the original effective date of April 1, 2017.
Two adoption methods are available for implementation of the standard update related to the recognition of revenue from contracts with customers. Under one method, the guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. The Company is currently evaluating the guidance, including which implementation approach will be applied. We expect this guidance to have a material impact on our consolidated financial statements.
In January 2015, the FASB issued authoritative guidance on Extraordinary and Unusual Items, eliminating the concept of extraordinary items. The issuance is part of the FASB’s initiative to reduce complexity in accounting standards. Under the current guidance, an entity is required to separately classify, present and disclose events and transactions that meet the criteria for extraordinary classification. Under the new guidance, reporting entities will no longer be required to consider whether an underlying event or transaction is extraordinary, however, presentation and disclosure guidance for items that are unusual in nature or occur infrequently was retained and expanded to include items that are both unusual in nature and infrequently occurring. The amendments are effective for the Company’s fiscal year beginning April 1, 2016, and did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued authoritative guidance regarding Consolidation, which provides guidance to management when evaluating whether they should consolidate certain legal entities. The updated guidance modifies evaluation criteria of limited partnerships and similar legal entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. All legal entities will be subject to reevaluation under the revised consolidation model. The standard is effective for the Company’s fiscal year beginning April 1, 2016, including interim reporting periods within this fiscal year and did not have a material impact on our consolidated financial statements.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In July 2015, the FASB issued authoritative guidance regarding Inventory, which simplifies the subsequent measurement of certain inventories by replacing today’s lower of cost or market test with a lower of cost and net realizable value test. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The standard will be effective for the Company’s fiscal year beginning April 1, 2017, including interim periods within this fiscal year. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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
In January 2016, the FASB issued authoritative guidance regarding Financial Instruments, which amended guidance on the classification and measurement of financial instruments. Under the new guidance, entities will be required to measure equity investments that are not consolidated or accounted for under the equity method at fair value with any changes in fair value recorded in net income, unless the entity has elected the new practicability exception. For financial liabilities measured using the fair value option, entities will be required to separately present in other comprehensive income the portion of the changes in fair value attributable to instrument-specific credit risk. Additionally, the guidance amends certain disclosure requirements associated with the fair value of financial instruments. The standard will be effective for the Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued authoritative guidance regarding Leases. The new standard will supersede much of the existing authoritative literature for leases. This guidance requires lessees, among other things, to recognize right-of-use assets and liabilities on their balance sheet for all leases with lease terms longer than twelve months. The standard will be effective for the Company for its fiscal year beginning April 1, 2019, including interim periods within that fiscal year, with early application permitted. Entities are required to use modified retrospective application for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements with the option to elect certain transition reliefs. The Company is currently evaluating the guidance and expects it to have a material impact on our consolidated financial statements, however we are still assessing the overall impact.
In June 2016, the FASB issued authoritative guidance regarding Financial Instruments - Credit Losses, which requires entities to use a Current Expected Credit Loss impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts, which will result in recognition of lifetime expected credit losses. The standard will be effective for the Company's fiscal year beginning April 1, 2020, including interim reporting periods within that fiscal year, although early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued authoritative guidance regarding Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. It provides guidance on eight specific cash flow issues. The standard will be effective for the Company for its fiscal years beginning after April 1, 2018, including interim periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.
In October 2016, the FASB issued authoritative guidance regarding Income Taxes, which amended guidance for the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, entities will be required to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, thereby eliminating the recognition exception within current guidance. The standard will be effective for the

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.
In November 2016, the FASB issued authoritative guidance regarding Statement of Cash Flows: Restricted Cash, requiring that amounts generally described as restricted cash or restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard will be effective for the Company’s fiscal year beginning April 1, 2018, including interim reporting periods within that fiscal year, with early adoption permitted. The Company is currently evaluating the guidance and assessing the impact it will have on our consolidated financial statements.
In January 2017, the FASB issued authoritative guidance amending Business Combinations: Clarifying the Definition of a Business, to clarify the definition of a business with the objective of providing a more robust framework to assist management when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company for its fiscal year beginning April 1, 2018, including interim periods within that fiscal year, with early application permitted. The amendments are to be applied prospectively to business combinations that occur after the effective date.

Note 3.	Funding Sources
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than a traditional subsidy program. The Accounts Receivable Facility and the Handset Sale-Leaseback transactions described below were designed in large part to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our installment billing and leasing programs. We also entered into the Network Equipment Sale-Leaseback transaction in April 2016 to sell and leaseback certain network equipment to unrelated bankruptcy-remote special purpose entities (SPEs) that provided $2.2 billion in cash proceeds. Additionally, in October 2016 we entered into a spectrum financing transaction whereby a portion of our spectrum holdings was used as collateral to issue $3.5 billion in senior secured notes.
Accounts Receivable Facility
Transaction Overview
Our Accounts Receivable Facility (Receivables Facility) provides us the opportunity to sell certain wireless service, installment receivables, and future amounts due from customers who lease certain devices from us to unaffiliated third parties (the Purchasers). The maximum funding limit under the Receivables Facility is $4.3 billion with an expiration of November 2017 (see Note 16. Subsequent Events). The Receivables Facility was amended in November 2016 to, among other things, reallocate the Purchasers' commitments between service, installment and future lease receivables. The amendment was in response to changing trends in the financing methods selected by customers. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of December 31, 2016, the total amount available to be drawn was $6 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a deferred purchase price receivable (DPP). The DPP is realized by us upon the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The net amount drawn for wireless service and installment receivables was $1.8 billion as of December 31, 2016. The fees associated with these sales are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. The sale of future lease receivables is treated as a financing transaction. Accordingly, the proceeds received are reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees are recognized as "Interest expense" in the consolidated statements of comprehensive loss.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs and continue to be depreciated over their estimated useful life. At December 31, 2016, the net book value of devices contributed to the SPEs was approximately $965 million.
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
DPP
The DPP related to our wireless service and installment receivables, which amounted to approximately $1.4 billion and $1.2 billion as of December 31, 2016 and March 31, 2016, respectively, is classified as a trading security within "Prepaid expenses and other current assets" in the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of comprehensive loss and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the three and nine-month periods ended December 31, 2016. Changes to the unobservable inputs used to determine the fair value did not and are not expected to result in a material change in the fair value of the DPP.
During the nine-month period ended December 31, 2016, we remitted $185 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit, which increased the total amount of the DPP due to Sprint. We also elected to receive $625 million of cash, which decreased the total amount of the DPP due to Sprint. In addition, during the nine-month period ended December 31, 2016, sales of new receivables exceeded cash collections on previously sold receivables such that the DPP increased by $660 million.
Continuing Involvement
Sprint has continuing involvement in the receivables sold by the SPEs to the Purchasers because a subsidiary of Sprint services the receivables. Additionally, in accordance with the Receivables Facility, Sprint is required to repurchase aged receivables, or those that will be written off in accordance with Sprint's credit and collection policies, both of which result from subscriber non-payment. Sprint recognizes assets and liabilities, as applicable, with respect to its continuing involvement at fair value. Sprint's continuing involvement did not have a material impact on its financial statements as of December 31, 2016.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Handset Sale-Leasebacks
In December 2015 and May 2016, we sold certain iPhone® devices being leased by our customers to Mobile Leasing Solutions, LLC (MLS), a company formed by a group of equity investors, including SoftBank Group Corp. (SoftBank), and then subsequently leased the devices back. Under the agreements, Sprint generally maintains the customer leases, continues to collect and record lease revenue from the customer and remits monthly rental payments to MLS during the leaseback periods.
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
Handset Sale-Leaseback Tranche 1 (Tranche 1)
In December 2015, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $126 million. We recorded the sale, removed the devices from our balance sheet, and classified the leasebacks as operating leases. The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and was included in "Other, net" in the consolidated statements of comprehensive loss for the three and nine-month periods ended December 31, 2015. The cash proceeds received in the transaction were reflected as cash provided by investing activities on the consolidated statements of cash flows and payments made to MLS under the leaseback are reflected as "Cost of products" in the consolidated statements of comprehensive loss. Rent expense related to MLS totaled $117 million and $494 million during the three and nine-month periods ended December 31, 2016, respectively, and is reflected within cash flows from operations. The monthly rental payments for the devices leased backed by us were expected to approximate the amount of cash received from the associated customer leases during the weighted average leaseback period. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease end rights and obligations from MLS for consideration of $371 million of net cash payments and the DPP of $126 million. As a result of the transaction, Sprint recorded $477 million of property, plant and equipment, $16 million of other assets, and was released from certain liabilities. Additionally, the leaseback was canceled and there will be no future rental payments owed to MLS related to Tranche 1. The impact to the consolidated statements of comprehensive loss as a result of the termination was immaterial.
Handset Sale-Leaseback Tranche 2 (Tranche 2)
In May 2016, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. Unlike Tranche 1, Tranche 2 was accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At December 31, 2016, the net book value of devices transferred to MLS was approximately $725 million.
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
Tranche 2 primarily includes devices from our iPhone Forever Program, whereas these devices were specifically excluded from Tranche 1. The iPhone Forever Program provides our leasing customers the ability to upgrade their devices and to enter into a new lease agreement, subject to certain conditions, upon Apple's release of a next generation device. Upon a customer exercising their iPhone Forever upgrade right, Sprint has the option to terminate the existing leaseback by immediately remitting all unpaid device leaseback payments and returning the device to MLS. Alternatively, Sprint is required to transfer the title in the new device to MLS in exchange for the title in the original device (Exchange Option). If Sprint elects the Exchange Option, we are required to continue to pay existing device leaseback rental related to the original device, among other requirements.
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
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "Network LeaseCo"). The network equipment acquired by Network LeaseCo was used by them as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Sprint's payments to Network LeaseCo during the leaseback period are used by Network LeaseCo to service their debt.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. At December 31, 2016, these network assets had a net book value of approximately $2.5 billion.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to Network LeaseCo are reflected as principal repayments and interest expense over the respective terms. Sprint has the option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 with the first principal payment of approximately $300 million due in March 2017 followed by the remaining $1.9 billion of principal payments due in fiscal year 2017.
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, "the Spectrum Portfolio") to wholly-owned bankruptcy-remote special purpose entities (collectively, "the Spectrum Financing SPEs"). The Spectrum Portfolio, which represents approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes at 3.36% from external investors under a $7.0 billion program. Sprint can utilize this financing structure to potentially raise up to an additional $3.5 billion subject to certain conditions. The notes will be repaid over a five-year term, with interest only payments over the first four quarters and amortizing quarterly principal and interest payments thereafter through September 2021.
Sprint Communications, Inc. simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs, at a market rate in an amount sufficient to service the notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
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
The carrying amount of cash and cash equivalents, accounts and notes receivable, and accounts payable approximates fair value. Short-term investments (consisting primarily of time deposits and commercial paper) are recorded at amortized cost, and the respective carrying amounts approximate fair value. Short-term investments totaled approximately $2.3 billion as of December 31, 2016 and Sprint did not hold any short-term investments as of March 31, 2016. The fair value of marketable equity securities totaling $50 million and $46 million as of December 31, 2016 and March 31, 2016, respectively, are measured on a recurring basis using quoted prices in active markets.
Except for our financing transaction with MLS, current and long-term debt and our other financings are carried at amortized cost. The Company elected to measure the financing obligation with MLS at fair value as a means to better reflect the economic substance of the arrangement. The Tranche 2 financing obligation, which amounted to $554 million at December 31, 2016 and is reported in "Current portion of long-term debt, financing and capital lease obligations" in our consolidated balance sheets, is the only eligible financial instrument for which we have elected the fair value option.
The fair value of the financing obligation, which was determined at the outset of the arrangement using a discounted cash flow model, was derived by unobservable inputs such as customer churn rates, customer upgrade probabilities, and the likelihood that Sprint will elect the Exchange Option versus the termination option upon a customer upgrade. Any gains or losses resulting from changes in the fair value of the financing obligation are included in “Other (expense) income, net” on the consolidated statements of comprehensive loss. During the nine-month period ended December 31, 2016, the change in fair value of the financing obligation resulted in a loss of approximately $30 million. During the nine-month period ended December 31, 2016, the payments made to MLS totaled $502 million.
The estimated fair value of the majority of our current and long-term debt, excluding our credit facilities, future lease receivables and borrowings under our Network Equipment Sale-Leaseback and Tranche 2 transactions, is determined based on quoted prices in active markets or by using other observable inputs that are derived principally from, or corroborated by, observable market data.
The following table presents carrying amounts and estimated fair values of current and long-term debt:

	Carrying amount at December 31, 2016	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$36,870	$29,457	$4,391	$4,758	$38,606

	Carrying amount at March 31, 2016	Estimated Fair Value Using Input Type
		Quoted prices in active markets	Observable	Unobservable	Total estimated fair value
	(in millions)
Current and long-term debt	$33,645	$21,757	$4,474	$2,130	$28,361

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5.	Property, Plant and Equipment
Property, plant and equipment consists primarily of network equipment and other long-lived assets used to provide service to our subscribers. Non-cash accruals included in property, plant and equipment (excluding leased devices) totaled $325 million and $763 million as of December 31, 2016 and 2015, respectively.
The following table presents the components of property, plant and equipment and the related accumulated depreciation:

	December 31, 2016	March 31, 2016
	(in millions)
Land	$260	$260
Network equipment, site costs and related software	21,696	21,500
Buildings and improvements	808	798
Non-network internal use software, office equipment, leased devices and other	8,450	6,182
Construction in progress	1,460	1,249
Less: accumulated depreciation	(13,341)	(9,692)
Property, plant and equipment, net	$19,333	$20,297
In September 2014, Sprint introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in the device, continue leasing the device, or purchase the device. As of December 31, 2016, substantially all of our device leases were classified as operating leases. At lease inception, the devices leased through Sprint's direct channels are reclassified from inventory to property, plant and equipment. For those devices leased through indirect channels, Sprint purchases the device to be leased from the retailer at lease inception. The devices are then depreciated using the straight-line method to their estimated residual value generally over the term of the lease.
The following table presents leased devices and the related accumulated depreciation:

	December 31, 2016	March 31, 2016
	(in millions)
Leased devices	$7,099	$4,913
Less: accumulated depreciation	(2,645)	(1,267)
Leased devices, net	$4,454	$3,646
During the nine-month periods ended December 31, 2016 and 2015, there were non-cash transfers to leased devices of approximately $2.3 billion and $2.6 billion, respectively, along with a corresponding decrease in "Device and accessory inventory." Non-cash accruals included in leased devices totaled $166 million and $306 million as of December 31, 2016 and 2015, respectively, for devices purchased from indirect dealers that were leased to our subscribers. Depreciation expense incurred on all leased devices was $837 million and $2.2 billion for the three and nine-month periods ended December 31, 2016, respectively, and $535 million and $1.2 billion for the same periods in 2015, respectively.
During the three and nine-month periods ended December 31, 2016, we recorded $137 million and $368 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries, which is included in "Other, net" in our consolidated statements of comprehensive loss. These losses primarily resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may continue to have similar losses in future periods. During the three and nine-month periods ended December 31, 2015, we recorded $78 million and $163 million, respectively, of loss on disposal of property, plant and equipment, net of recoveries, which is included in "Other, net" in our consolidated statements of comprehensive loss. These losses resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us and cell site construction costs and other network costs that are no longer recoverable as a result of changes in the Company's network plans.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6.	Intangible Assets
Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of FCC licenses, which were acquired primarily through FCC auctions and business combinations, certain of our trademarks, and goodwill. At December 31, 2016, we held 1.9 GHz, 800 MHz and 2.5 GHz FCC licenses authorizing the use of radio frequency spectrum to deploy our wireless services. As long as the Company acts within the requirements and constraints of the regulatory authorities, the renewal and extension of these licenses is reasonably certain at minimal cost. Accordingly, we have concluded that FCC licenses are indefinite-lived intangible assets. Our Sprint and Boost Mobile trademarks have also been identified as indefinite-lived intangible assets. Goodwill represents the excess of consideration paid over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations.
The following provides the activity of indefinite-lived intangible assets within the consolidated balance sheets:

	March 31, 2016	Net Additions	December 31, 2016
	(in millions)
FCC licenses (1)	$36,038	$483	$36,521
Trademarks	4,035	—	4,035
Goodwill	6,575	4	6,579
	$46,648	$487	$47,135
_________________

(1)
Net additions within FCC licenses includes $85 million of spectrum acquired from the Shentel transaction (see Note 8. Long-Term Debt, Financing and Capital Lease Obligations) and an increase from spectrum license exchanges described below during the nine-month period ended December 31, 2016.

Spectrum License Exchanges
In the second quarter of fiscal year 2016, we exchanged certain spectrum licenses with other carriers in non-cash transactions. As a result, we recorded a non-cash gain of $354 million, which represented the difference between the fair value and the net book value of the spectrum transferred to the other carriers. The gain was presented in "Other, net" in the consolidated statements of comprehensive loss for the nine-month period ended December 31, 2016.
Assessment of Impairment
Our annual impairment testing date for goodwill and indefinite-lived intangible assets is January 1 of each year; however, we test for impairment between our annual tests if an event occurs or circumstances change that indicate that the asset may be impaired, or in the case of goodwill, that the fair value of the reporting unit is below its carrying amount. We did not record an impairment during the nine-month period ended December 31, 2016.
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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		December 31, 2016			March 31, 2016
	Useful Lives	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(in millions)
Customer relationships	4 to 8 years	$6,923	$(4,824)	$2,099	$6,923	$(4,045)	$2,878
Other intangible assets:
Favorable spectrum leases	23 years	870	(129)	741	881	(110)	771
Favorable tower leases	3 to 7 years	589	(367)	222	589	(302)	287
Trademarks	34 years	520	(55)	465	520	(43)	477
Other	4 to 10 years	90	(35)	55	83	(27)	56
Total other intangible assets		2,069	(586)	1,483	2,073	(482)	1,591
Total definite-lived intangible assets		$8,992	$(5,410)	$3,582	$8,996	$(4,527)	$4,469

Note 7.	Accounts Payable
Accounts payable at December 31, 2016 and March 31, 2016 include liabilities in the amounts of $83 million and $66 million, respectively, for payments issued in excess of associated bank balances but not yet presented for collection.

Note 8.	Long-Term Debt, Financing and Capital Lease Obligations

	Interest Rates			Maturities			December 31, 2016	March 31, 2016
							(in millions)
Notes
Senior notes
Sprint Corporation	7.13	-	7.88%	2021	-	2025	$10,500	$10,500
Sprint Communications, Inc.	6.00	-	11.50%	2017	-	2022	7,280	9,280
Sprint Capital Corporation	6.88	-	8.75%	2019	-	2032	6,204	6,204
Senior secured notes
Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC	3.36%			2021			3,500	—
Guaranteed notes
Sprint Communications, Inc.	7.00	-	9.00%	2018	-	2020	4,000	4,000
Secured notes
Clearwire Communications LLC (1)	14.75%			2016			—	300
Exchangeable notes
Clearwire Communications LLC (1)(2)	8.25%			2017			629	629
Credit facilities
Bank credit facility	4.00%			2018			—	—
Export Development Canada (EDC)	4.48	-	6.23%	2017	-	2019	550	550
Secured equipment credit facilities	2.03	-	3.27%	2017	-	2021	586	805
Financing obligations, capital lease and other obligations	2.35	-	10.63%	2017	-	2024	3,881	1,093
Net premiums and debt financing costs							183	597
							37,313	33,958
Less current portion							(6,554)	(4,690)
Long-term debt, financing and capital lease obligations							$30,759	$29,268
_________________
 (1)    Notes of Clearwire Communications LLC are also direct obligations of Clearwire Finance, Inc. and are guaranteed by certain Clearwire subsidiaries.
(2)    The $629 million Clearwire 8.25% Exchangeable Notes have both a par call and put on December 1, 2017 resulting in the balance being classified as a current debt obligation as of December 31, 2016.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, Sprint Corporation, the parent corporation, had $10.5 billion in aggregate principal amount of senior notes outstanding. In addition, as of December 31, 2016, the outstanding principal amount of senior notes issued by Sprint Communications, Inc. and Sprint Capital Corporation, guaranteed notes issued by Sprint Communications, Inc., exchangeable notes issued by Clearwire Communications LLC, the EDC agreement, the secured equipment credit facilities, the installment payment obligations, and the Network Equipment Sale-Leaseback and Handset Sale-Leaseback Tranche 2 financing obligations, collectively totaled $22.3 billion in principal amount of our long-term debt issued by 100% owned subsidiaries, was fully and unconditionally guaranteed by Sprint Corporation. Although certain financing agreements restrict the ability of Sprint Communications, Inc. and its subsidiaries to distribute cash to Sprint Corporation, the ability of the subsidiaries to distribute cash to their respective parents, including to Sprint Communications, Inc., is generally not restricted.
Cash interest payments, net of amounts capitalized of $32 million and $40 million, totaled $1.9 billion and $1.8 billion during the nine-month periods ended December 31, 2016 and 2015, respectively.
Notes
As of December 31, 2016, our outstanding notes consisted of senior notes, guaranteed notes, and exchangeable notes, all of which are unsecured, as well as senior secured notes associated with our Spectrum Financing transaction. Cash interest on all of the notes is generally payable semi-annually in arrears with the exception of the Spectrum Financing senior secured notes, which are payable quarterly. As of December 31, 2016, $31.3 billion aggregate principal amount of the notes was redeemable at the Company's discretion at the then-applicable redemption prices plus accrued interest.
As of December 31, 2016, $25.1 billion aggregate principal amount of our senior notes and guaranteed notes provided holders with the right to require us to repurchase the notes if a change of control triggering event (as defined in the applicable indentures and supplemental indentures) occurs.
Upon the close of the acquisition of Clearwire Corporation (Clearwire Acquisition), the Clearwire Communications LLC 8.25% Exchangeable Notes due 2040 became exchangeable at any time, at the holder’s option, for a fixed amount of cash equal to $706.21 for each $1,000 principal amount of notes surrendered. On December 1, 2017 the Exchangeable Notes can be tendered at the holder’s option for 100% of the par value plus accrued interest resulting in the entire balance being classified as a current debt obligation as of December 31, 2016.
During the three-month period ended December 31, 2016, the Company repaid $2.0 billion aggregate principal upon maturity of its outstanding Sprint Communications, Inc. 6% senior notes and $300 million in aggregate principal of its Clearwire Communications LLC 14.75% secured notes.
In October 2016, Sprint transferred the Spectrum Portfolio to the Spectrum Financing SPEs. The Spectrum Portfolio, which represents approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes at 3.36% from external investors under a $7.0 billion program. Sprint can utilize this financing structure to potentially raise up to an additional $3.5 billion, subject to certain conditions. The notes will be repaid over a five-year term, with interest only payments over the first four quarters and amortizing quarterly principal and interest payments thereafter through September 2021. As of December 31, 2016, approximately $219 million of the total principal outstanding was classified as "Current portion of long-term debt" in the consolidated balance sheets. Total debt finance costs incurred and capitalized in connection with the issuance of notes were approximately $95 million.
Credit Facilities
Unsecured Financing Facility
During the three-month period ended June 30, 2016, Sprint Communications entered into an unsecured financing facility for $2.5 billion. In October 2016, this facility was terminated as a result of entering into the Spectrum Financing transaction described in Note 3. Funding Sources. During the three and nine-months periods ended December 31, 2016, the company recognized the remaining debt finance costs of $74 million associated with the terminated unsecured financing facility, which is included in "Other (expense) income, net" on the consolidated statements of comprehensive loss.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bank Credit Facility
The Company has a $3.3 billion unsecured revolving bank credit facility that expires in February 2018. Borrowings under the revolving bank credit facility bear interest at a rate equal to LIBOR plus a spread that varies depending on the Company’s credit ratings. As of December 31, 2016, approximately $274 million in letters of credit were outstanding under this credit facility, including the letter of credit required by the Report and Order (see Note 11. Commitments and Contingencies). As a result of the outstanding letters of credit, which directly reduce the availability of borrowings, the Company had approximately $3.0 billion of borrowing capacity available under the revolving bank credit facility as of December 31, 2016. The required ratio (Leverage Ratio) of total indebtedness to trailing four quarters earnings before interest, taxes, depreciation and amortization and other non-recurring items, as defined by the credit facility (adjusted EBITDA), may not exceed 6.25 to 1.0 through the quarter ending December 31, 2016 and 6.0 to 1.0 each fiscal quarter ending thereafter through expiration of the facility. The facility allows us to reduce our total indebtedness for purposes of calculating the Leverage Ratio by subtracting from total indebtedness the amount of any cash contributed into a segregated reserve account, provided that, after such cash contribution, our cash remaining on hand for operations exceeds $2.0 billion. Upon transfer, the cash contribution will remain restricted until and to the extent it is no longer required for the Leverage Ratio to remain in compliance.
EDC Agreement
As of December 31, 2016, the unsecured EDC agreement provided for covenant terms similar to those of the unsecured revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. As of December 31, 2016, the total principal amount of our borrowings under the EDC facility was $550 million. On February 3, 2017, we amended the EDC agreement to provide for security and covenant terms similar to our new secured term loan and revolving bank credit facility.
Secured Equipment Credit Facilities
Eksportkreditnamnden (EKN)
In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. During the nine-month period ended December 31, 2016, we made principal repayments totaling $127 million on the facility, resulting in a total principal amount of $127 million outstanding at December 31, 2016.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides us with the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the nine-month period ended December 31, 2016, we made principal repayments totaling $28 million on the facility, resulting in a total principal amount of $168 million outstanding at December 31, 2016.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the nine-month period ended December 31, 2016, we made principal repayments totaling $65 million on the facility, resulting in a total principal amount of $258 million outstanding at December 31, 2016.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The principal balance outstanding at December 31, 2016 was $32 million.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. As of February 3, 2017, the secured equipment credit facilities have certain key covenants similar to those in our new secured term loan and revolving bank credit facility.
Financing Obligations
Financing of Future Lease Receivables
In the three-month period ended March 31, 2016, we sold approximately $1.2 billion in total of future amounts due from customers who lease certain devices from us in exchange for cash proceeds of $600 million through our Receivables Facility (see Note 3. Funding Sources). The difference between the amount sold and the cash received represents additional collateral to the lenders. The sale was accounted for as a financing and the $600 million cash proceeds were, accordingly, reflected as debt in our consolidated balance sheets. The associated leased devices continue to be reported as part of our "Property, plant and equipment, net" in our consolidated balance sheets and continue to be depreciated over their estimated useful life.
During the nine-month period ended December 31, 2016, we repaid $153 million to the Purchasers, which reduced the principal amount outstanding to $447 million as of December 31, 2016.
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
Handset Sale-Leaseback Tranche 2
In May 2016, Sprint entered into a second transaction with MLS to sell and leaseback certain iPhone® devices leased by our customers. Upon the transfer of devices with a net book value of approximately $1.3 billion to MLS, Sprint received cash proceeds of $1.1 billion. Unlike Tranche 1, the proceeds from Tranche 2 were accounted for as a financing (see Note 3. Funding Sources). During the nine-month period ended December 31, 2016, we repaid $502 million to MLS, which reduced the principal amount of the financing obligation to $554 million as of December 31, 2016.
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
Capital Lease and Other Obligations
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to primarily include the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval and the transaction closed in May 2016. The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. FCC licenses acquired from Shentel had a total value of $85 million. $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of comprehensive loss as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos. The remainder of our capital lease and other obligations are primarily for the use of wireless network equipment.

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
As of December 31, 2016, the Company was in compliance with all restrictive and financial covenants associated with its borrowings. A default under any of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated.
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
The following provides the activity in the severance and exit costs liability included in "Accounts payable," "Accrued expenses and other current liabilities" and "Other liabilities" within the consolidated balance sheets:

	March 31, 2016	Net (Benefit) Expense		Cash Payments and Other	December 31, 2016
	(in millions)
Lease exit costs	$338	$(3)	(1)	$(100)	$235
Severance costs	150	15	(2)	(145)	20
Access exit costs	37	20	(3)	(24)	33
	$525	$32		$(269)	$288
 _________________

(1)
For the three and nine-month periods ended December 31, 2016, we recognized costs of $2 million (Wireless only) and a benefit of $3 million ($5 million benefit Wireless, $2 million costs Wireline), respectively. The Wireless benefit for the nine-month period resulted from the reversal of certain lease exit cost reserves associated with the shutdown of the Clearwire WiMAX network on March 31, 2016.

(2)	For the three and nine-month periods ended December 31, 2016, we recognized costs of $6 million (Wireless only) and $15 million (Wireless only), respectively.

(3)
For the three and nine-month periods ended December 31, 2016, $11 million ($6 million Wireless, $5 million Wireline) and $18 million ($8 million Wireless, $10 million Wireline), respectively, were recognized as "Severance and exit costs." For the nine-month period ended December 31, 2016, $2 million (Wireline only) was recognized as "Cost of services."

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.	Income Taxes
The differences that caused our effective income tax rates to differ from the 35% U.S. federal statutory rate for income taxes were as follows:

	Nine Months Ended December 31,
	2016	2015
	(in millions)
Income tax benefit at the federal statutory rate	$223	$460
Effect of:
State income taxes, net of federal income tax effect	8	33
State law changes, net of federal income tax effect	3	23
Increase deferred tax liability on FCC licenses	(46)	—
Tax benefit from organizational restructuring	42	—
Change in federal and state valuation allowance	(522)	(647)
Other, net	6	5
Income tax expense	$(286)	$(126)
Effective income tax rate	(44.9)%	(9.6)%
The realization of deferred tax assets, including net operating loss carryforwards, is dependent on the generation of future taxable income sufficient to realize the tax deductions, carryforwards and credits. However, our history of annual losses reduces our ability to rely on expectations of future income in evaluating the ability to realize our deferred tax assets. Valuation allowances on deferred tax assets are recognized if it is determined that it is more likely than not that the asset will not be realized. As a result, the Company recognized income tax expense to increase the valuation allowance by $522 million and $647 million during the nine-month periods ended December 31, 2016 and 2015, respectively, on deferred tax assets primarily related to losses incurred during the period that were not currently realizable and expenses recorded during the period that were not currently deductible for income tax purposes. We do not expect to record significant tax benefits on future net operating losses until our circumstances justify the recognition of such benefits.
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
Income tax expense of $286 million for the nine-month period ended December 31, 2016 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses and tax expense on pre-tax gains from spectrum license exchanges during the period, partially offset by tax benefits from the reversal of certain state income tax valuation allowance on deferred tax assets. As a result of organizational restructuring, which drove a sustained increase in the profitability of specific legal entities, we revised our estimate regarding the realizability of the involved entities’ deferred state tax assets and recorded a state tax benefit of $42 million. Additionally, in conjunction with the Spectrum Financing and resulting change in state taxability footprint, we recognized tax expense of $46 million to increase the deferred tax liability for the temporary differences between the carrying amounts of our FCC licenses for financial statement purposes and their tax bases. Income tax expense of $126 million for the nine-month period ended December 31, 2015 was primarily attributable to taxable temporary differences from the tax amortization of FCC licenses, partially offset by tax benefits recorded from changes in state income tax laws enacted during the period. FCC licenses are amortized over 15 years for income tax purposes but, because these licenses have an indefinite life, they are not amortized for financial statement reporting purposes. These temporary differences cannot be scheduled to reverse during the loss carryforward period against our deferred tax assets. As a result, a valuation allowance is recorded against our loss carryforward and other excess deferred tax assets resulting in a net deferred tax expense.
As of December 31, 2016 and March 31, 2016, we maintained unrecognized tax benefits of $176 million and $166 million, respectively. Cash paid for income taxes, net, was $34 million for each of the nine-month periods ended December 31, 2016 and 2015.

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
Litigation, Claims and Assessments
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the plaintiff's attorneys fees; the attorneys fees issue is on appeal.
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
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November, 2016, and the parties are in the process of submitting their post-trial briefings. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.

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
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us or our subsidiaries. During the nine-month period ended December 31, 2016, we recorded a $103 million charge associated with a state tax matter which is presented in our consolidated statements of comprehensive loss within "Other, net". If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations.
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
The minimum cash obligation is $2.8 billion under the Report and Order. We are, however, obligated to pay the full amount of the costs relating to the reconfiguration plan, even if those costs exceed $2.8 billion. As required under the terms of the Report and Order, a letter of credit has been secured to provide assurance that funds will be available to pay the relocation costs of the incumbent users of the 800 MHz spectrum. The letter of credit was initially $2.5 billion, but has been reduced during the course of the proceeding to $189 million as of December 31, 2016. Since the inception of the program, we have incurred payments of approximately $3.5 billion directly attributable to our performance under the Report and Order, including approximately $15 million and $43 million during the three and nine-month periods ended December 31, 2016, respectively. When incurred, substantially all costs are accounted for as additions to FCC licenses with the remainder as property, plant and equipment. Although costs incurred through December 31, 2016 have exceeded $2.8 billion, not all of those costs have been reviewed and accepted as eligible by the transition administrator.
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
Basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share adjusts basic net loss per common share, computed using the treasury stock method, for the effects of potentially dilutive common shares, if the effect is not antidilutive. Outstanding options and restricted stock units (exclusive of participating securities) that had no effect on our computation of dilutive weighted average number of shares outstanding as their effect would have been antidilutive were approximately 118 million shares and 83 million shares as of the periods ended December 31, 2016 and 2015, respectively, in addition to 62 million total shares issuable under warrants, of which 55 million relate to shares issuable under the warrant held by SoftBank. The warrant was issued to SoftBank at the close of the merger with SoftBank and is exercisable at $5.25 per share at the option of SoftBank, in whole or in part, at any time on or prior to July 10, 2018.

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
Segment financial information is as follows:

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2016
Net operating revenues	$8,172	$372	$5	$8,549
Inter-segment revenues(1)	—	125	(125)	—
Total segment operating expenses	(5,775)	(449)	125	(6,099)
Segment earnings	$2,397	$48	$5	2,450
Less:
Depreciation				(1,837)
Amortization				(255)
Other, net(2)				(47)
Operating income				311
Interest expense				(619)
Other expense, net				(60)
Loss before income taxes				$(368)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Three Months Ended December 31, 2015
Net operating revenues	$7,670	$434	$3	$8,107
Inter-segment revenues(1)	—	147	(147)	—
Total segment operating expenses	(5,804)	(548)	143	(6,209)
Segment earnings	$1,866	$33	$(1)	1,898
Less:
Depreciation				(1,549)
Amortization				(316)
Other, net(2)				(230)
Operating loss				(197)
Interest expense				(546)
Other income, net				4
Loss before income taxes				$(739)

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2016
Net operating revenues	$23,620	$1,177	$11	$24,808
Inter-segment revenues(1)	—	386	(386)	—
Total segment operating expenses	(16,460)	(1,473)	379	(17,554)
Segment earnings	$7,160	$90	$4	7,254
Less:
Depreciation				(5,227)
Amortization				(813)
Other, net(2)				80
Operating income				1,294
Interest expense				(1,864)
Other expense, net				(67)
Loss before income taxes				$(637)

Statement of Operations Information	Wireless	Wireline	Corporate, Other and Eliminations	Consolidated
	(in millions)
Nine Months Ended December 31, 2015
Net operating revenues	$22,726	$1,372	$11	$24,109
Inter-segment revenues(1)	—	448	(448)	—
Total segment operating expenses	(16,807)	(1,749)	435	(18,121)
Segment earnings	$5,919	$71	$(2)	5,988
Less:
Depreciation				(4,202)
Amortization				(994)
Other, net(2)				(490)
Operating income				302
Interest expense				(1,630)
Other income, net				13
Loss before income taxes				$(1,315)

Other Information	Wireless	Wireline	Corporate and Other	Consolidated
	(in millions)
Capital expenditures for the nine months ended December 31, 2016	$2,654	$74	$223	$2,951
Capital expenditures for the nine months ended December 31, 2015	$5,236	$205	$241	$5,682
 _________________

(1)	Inter-segment revenues consist primarily of wireline services provided to the Wireless segment for resale to, or use by, wireless subscribers.

(2)
Other, net for the three and nine-month periods ended December 31, 2016 consists of $19 million and $30 million expense, respectively, of severance and exit costs as well as a $28 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in our network plans recognized in the three-month period ended December 31, 2016. In addition, the nine-month period ended December 31, 2016 includes a $354 million non-cash gain related to spectrum license exchanges with other carriers, a $103 million charge related to a state tax matter, and $113 million of contract termination costs primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction. Losses totaling $109 million and $340 million relating to the write-off of leased devices associated with lease cancellations were excluded from Other, net and included within Wireless segment earnings for the three and nine-month periods ended December 31, 2016, respectively. Other, net for the three and nine-month periods ended December 31, 2015 consists of $209 million and $247 million, respectively, of severance and exit costs and $21 million and $178 million, respectively, of accruals for legal reserves related to various pending legal suits and proceedings. In addition, the nine-month period ended December 31, 2015 includes an $85 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in our network plans and $20 million of income resulting from a revision to our estimate of a previously recorded reserve. Losses totaling approximately $143 million relating to the write-off of leased devices associated with lease cancellations of $78 million and the loss on sale of devices to MLS under the Handset Sale-Leaseback Tranche 1 transaction for $65 million were excluded from Other, net and included within Wireless segment earnings for the three and nine-month periods ended December 31, 2015.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2016
Wireless services	$5,763	$—	$—	$5,763
Wireless equipment	2,226	—	—	2,226
Voice	—	153	(61)	92
Data	—	41	(23)	18
Internet	—	281	(38)	243
Other	183	22	2	207
Total net operating revenues	$8,172	$497	$(120)	$8,549

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Three Months Ended December 31, 2015
Wireless services	$6,058	$—	$—	$6,058
Wireless equipment	1,424	—	—	1,424
Voice	—	201	(82)	119
Data	—	42	(17)	25
Internet	—	317	(48)	269
Other	188	21	3	212
Total net operating revenues	$7,670	$581	$(144)	$8,107

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2016
Wireless services	$17,555	$—	$—	$17,555
Wireless equipment	5,556	—	—	5,556
Voice	—	506	(196)	310
Data	—	127	(67)	60
Internet	—	871	(119)	752
Other	509	59	7	575
Total net operating revenues	$23,620	$1,563	$(375)	$24,808

Operating Revenues by Service and Products	Wireless	Wireline	Corporate, Other and Eliminations(1)	Consolidated
	(in millions)
Nine Months Ended December 31, 2015
Wireless services	$18,631	$—	$—	$18,631
Wireless equipment	3,509	—	—	3,509
Voice	—	646	(249)	397
Data	—	134	(55)	79
Internet	—	968	(140)	828
Other	586	72	7	665
Total net operating revenues	$22,726	$1,820	$(437)	$24,109

_______________

(1)	Revenues eliminated in consolidation consist primarily of wireline services provided to the Wireless segment for resale to or use by wireless subscribers.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14.	Related-Party Transactions
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
The supply chain and inventory management arrangement provides, among other things, that Brightstar may purchase inventory from the OEMs or Sprint to sell directly to our indirect dealers. As compensation for these services, we remit per unit fees to Brightstar for each device sold to dealers or retailers in our indirect channels. During the three and nine-month periods ended December 31, 2016 and 2015, we incurred fees under these arrangements totaling $15 million and $43 million, and $29 million and $82 million, respectively. We may also purchase new and used devices and accessories from Brightstar to be sold in our direct channels or to be used to fulfill service and repair needs.
Amounts included in our consolidated financial statements associated with these arrangements with Brightstar were as follows:

Consolidated balance sheets:	December 31, 2016	March 31, 2016
	(in millions)
Accounts receivable	$219	$197
Accounts payable	$126	$96

Consolidated statements of comprehensive loss:	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
	(in millions)
Equipment revenues	$480	$598	$1,107	$1,375
Cost of products	$403	$601	$1,021	$1,362
SoftBank
In November 2015 and April 2016, Sprint entered into Handset Sale-Leaseback transactions with MLS, a company formed by a group of equity investors, including SoftBank, to sell and leaseback certain devices, which are currently being leased by our customers, for total cash proceeds of approximately $2.2 billion. SoftBank's equity investment in MLS totaled $79 million. Brightstar provides reverse logistics and remarketing services to MLS with respect to the devices.
In December 2016, Handset Sale-Leaseback Tranche 1 was terminated and the associated devices were repurchased by Sprint from MLS. With the cash proceeds, MLS repurchased the equity units from its investors including SoftBank. As a result, SoftBank's remaining equity investment in MLS totaled $39 million.
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
All other transactions under agreements with SoftBank Parties, in the aggregate, were immaterial through the period ended December 31, 2016.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.	Guarantor Financial Information
On September 11, 2013, Sprint Corporation issued $2.25 billion aggregate principal amount of 7.250% notes due 2021 and $4.25 billion aggregate principal amount of 7.875% notes due 2023 in a private placement transaction with registration rights. On December 12, 2013, Sprint Corporation issued $2.5 billion aggregate principal amount of 7.125% notes due 2024 in a private placement transaction with registration rights. Each of these issuances is fully and unconditionally guaranteed by Sprint Communications, Inc. (Subsidiary Guarantor), which is a 100% owned subsidiary of Sprint Corporation (Parent/Issuer). In connection with the foregoing, the registration rights agreements with respect to the notes required the Company and Sprint Communications, Inc. to use their reasonable best efforts to cause an offer to exchange the notes for a new issue of substantially identical exchange notes registered under the Securities Act of 1933. Accordingly, in November 2014, we completed an exchange offer for these notes in compliance with our registration obligations. We did not receive any proceeds from this exchange offer. In addition, on February 24, 2015, Sprint Corporation issued $1.5 billion aggregate principal amount of 7.625% notes due 2025, which are fully and unconditionally guaranteed by Sprint Communications, Inc.
During the nine-month period ended December 31, 2016, there was a non-cash equity contribution from the Subsidiary Guarantor to the non-guarantor subsidiaries primarily as a result of organizational restructuring for tax purposes of approximately $600 million.
Under the Subsidiary Guarantor's revolving bank credit facility and certain other finance agreements, the Subsidiary Guarantor is currently restricted from paying cash dividends to the Parent/Issuer because the ratio of total indebtedness to adjusted EBITDA (each as defined in the applicable agreement) exceeds 2.5 to 1.0.
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables. In November 2015, Sprint entered into the Tranche 1 transaction to sell and leaseback certain leased devices, which was subsequently terminated in December 2016. In April 2016, Sprint entered into the Tranche 2 transaction to sell and leaseback certain leased devices and a Network Equipment Sale-Leaseback to sell and leaseback certain network equipment. In connection with the Receivables Facility, Tranches 1 and 2 and the Network Equipment Sale-Leaseback, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs and SPE Lessees that are included in the non-guarantor subsidiaries condensed consolidated financial information. Each SPE and SPE Lessee is a separate legal entity with its own separate creditors who will be entitled, prior to and upon the liquidation of the SPE or SPE Lessee, to be satisfied out of the SPE or SPE Lessee’s assets prior to any assets in the SPE and SPE Lessee becoming available to Sprint (see Note 3. Funding Sources).
We have accounted for investments in subsidiaries using the equity method. Presented below is the condensed consolidating financial information.

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$3,117	$590	$—	$3,707
Short-term investments	—	2,329	20	—	2,349
Accounts and notes receivable, net	195	1	1,235	(195)	1,236
Device and accessory inventory	—	—	1,296	—	1,296
Prepaid expenses and other current assets	—	15	1,969	—	1,984
Total current assets	195	5,462	5,110	(195)	10,572
Investments in subsidiaries	18,988	23,932	—	(42,920)	—
Property, plant and equipment, net	—	—	19,333	—	19,333
Due from consolidated affiliate	25	13,125	—	(13,150)	—
Note receivable from consolidated affiliate	10,390	575	—	(10,965)	—
Intangible assets
Goodwill	—	—	6,579	—	6,579
FCC licenses and other	—	—	40,556	—	40,556
Definite-lived intangible assets, net	—	—	3,582	—	3,582
Other assets	—	103	570	—	673
Total assets	$29,598	$43,197	$75,730	$(67,230)	$81,295

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$—	$—	$2,894	$—	$2,894
Accrued expenses and other current liabilities	212	560	3,612	(195)	4,189
Current portion of long-term debt, financing and capital lease obligations	—	2,583	3,971	—	6,554
Total current liabilities	212	3,143	10,477	(195)	13,637
Long-term debt, financing and capital lease obligations	10,390	9,773	10,596	—	30,759
Deferred tax liabilities	—	—	14,238	—	14,238
Note payable due to consolidated affiliate	—	10,390	575	(10,965)	—
Other liabilities	—	903	2,762	—	3,665
Due to consolidated affiliate	—	—	13,150	(13,150)	—
Total liabilities	10,602	24,209	51,798	(24,310)	62,299
Commitments and contingencies
Total stockholders' equity	18,996	18,988	23,932	(42,920)	18,996
Total liabilities and stockholders' equity	$29,598	$43,197	$75,730	$(67,230)	$81,295

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Three Months Ended December 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$8,549	$—	$8,549
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	1,925	—	1,925
Cost of products (exclusive of depreciation and amortization included below)	—	—	1,985	—	1,985
Selling, general and administrative	—	—	2,080	—	2,080
Severance and exit costs	—	—	19	—	19
Depreciation	—	—	1,837	—	1,837
Amortization	—	—	255	—	255
Other, net	—	—	137	—	137
	—	—	8,238	—	8,238
Operating income	—	—	311	—	311
Other income (expense):
Interest income	198	43	4	(233)	12
Interest expense	(198)	(409)	(245)	233	(619)
(Losses) earnings of subsidiaries	(479)	(38)	—	517	—
Other (expense) income, net	—	(75)	3	—	(72)
	(479)	(479)	(238)	517	(679)
(Loss) income before income taxes	(479)	(479)	73	517	(368)
Income tax expense	—	—	(111)	—	(111)
Net (loss) income	(479)	(479)	(38)	517	(479)
Other comprehensive (loss) income	(5)	(5)	(4)	9	(5)
Comprehensive (loss) income	$(484)	$(484)	$(42)	$526	$(484)

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	For the Nine Months Ended December 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues	$—	$—	$24,808	$—	$24,808
Net operating expenses:
Cost of services (exclusive of depreciation and amortization included below)	—	—	6,125	—	6,125
Cost of products (exclusive of depreciation and amortization included below)	—	—	5,097	—	5,097
Selling, general and administrative	—	—	5,992	—	5,992
Severance and exit costs	—	—	30	—	30
Depreciation	—	—	5,227	—	5,227
Amortization	—	—	813	—	813
Other, net	—	—	230	—	230
	—	—	23,514	—	23,514
Operating income	—	—	1,294	—	1,294
Other income (expense):
Interest income	593	105	13	(674)	37
Interest expense	(593)	(1,271)	(674)	674	(1,864)
(Losses) earnings of subsidiaries	(923)	320	—	603	—
Other expense, net	—	(77)	(27)	—	(104)
	(923)	(923)	(688)	603	(1,931)
(Loss) income before income taxes	(923)	(923)	606	603	(637)
Income tax expense	—	—	(286)	—	(286)
Net (loss) income	(923)	(923)	320	603	(923)
Other comprehensive income (loss)	2	2	3	(5)	2
Comprehensive (loss) income	$(921)	$(921)	$323	$598	$(921)

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

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended December 31, 2016
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,168)	$4,186	$(118)	$2,900
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(1,421)	—	(1,421)
Capital expenditures - leased devices	—	—	(1,530)	—	(1,530)
Expenditures relating to FCC licenses	—	—	(46)	—	(46)
Proceeds from sales and maturities of short-term investments	—	2,614	35	—	2,649
Purchases of short-term investments	—	(4,943)	(55)	—	(4,998)
Change in amounts due from/due to consolidated affiliates	—	6,865	—	(6,865)	—
Proceeds from sales of assets and FCC licenses	—	—	126	—	126
Intercompany note advance to consolidated affiliate	—	(392)	—	392	—
Proceeds from intercompany note advance to consolidated affiliate	—	62	—	(62)	—
Other, net	—	—	26	—	26
Net cash provided by (used in) investing activities	—	4,206	(2,865)	(6,535)	(5,194)
Cash flows from financing activities:
Proceeds from debt and financings	—	—	6,830	—	6,830
Repayments of debt, financing and capital lease obligations	—	(2,000)	(1,266)	—	(3,266)
Debt financing costs	—	(110)	(162)	—	(272)
Intercompany dividends paid to parent	—	—	(118)	118	—
Change in amounts due from/due to consolidated affiliates	—	—	(6,865)	6,865	—
Intercompany note advance from parent	—	—	392	(392)	—
Repayments of intercompany note advance from parent	—	—	(62)	62	—
Other, net	—	35	33	—	68
Net cash (used in) provided by financing activities	—	(2,075)	(1,218)	6,653	3,360
Net increase in cash and cash equivalents	—	963	103	—	1,066
Cash and cash equivalents, beginning of period	—	2,154	487	—	2,641
Cash and cash equivalents, end of period	$—	$3,117	$590	$—	$3,707

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended December 31, 2015
	Parent/Issuer	Subsidiary Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$—	$(1,029)	$3,800	$(168)	$2,603
Cash flows from investing activities:
Capital expenditures - network and other	—	—	(3,958)	—	(3,958)
Capital expenditures - leased devices	—	—	(1,724)	—	(1,724)
Expenditures relating to FCC licenses	—	—	(75)	—	(75)
Proceeds from sales and maturities of short-term investments	—	317	60	—	377
Purchases of short-term investments	—	(197)	(55)	—	(252)
Change in amounts due from/due to consolidated affiliates	1	(568)	—	567	—
Proceeds from sales of assets and FCC licenses	—	—	36	—	36
Proceeds from sale-leaseback transaction	—	—	1,136	—	1,136
Intercompany note advance to consolidated affiliate	—	(159)	—	159	—
Proceeds from intercompany note advance to consolidated affiliate	—	54	—	(54)	—
Other, net	—	—	(25)	—	(25)
Net cash provided by (used in) investing activities	1	(553)	(4,605)	672	(4,485)
Cash flows from financing activities:
Proceeds from debt and financings	—	250	505	—	755
Repayments of debt, financing and capital lease obligations	—	(500)	(227)	—	(727)
Debt financing costs	(1)	—	—	—	(1)
Intercompany dividends paid to parent	—	—	(168)	168	—
Change in amounts due from/due to consolidated affiliates	—	—	567	(567)	—
Intercompany note advance from parent	—	—	159	(159)	—
Repayments of intercompany not advance from parent	—	—	(54)	54	—
Other, net	—	10	10	—	20
Net cash (used in) provided by financing activities	(1)	(240)	792	(504)	47
Net decrease in cash and cash equivalents	—	(1,822)	(13)	—	(1,835)
Cash and cash equivalents, beginning of period	—	3,492	518	—	4,010
Cash and cash equivalents, end of period	$—	$1,670	$505	$—	$2,175

Index for Notes to the Consolidated Financial Statements

SPRINT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16.	Subsequent Events
New Secured Term Loan and Revolving Credit Facility
On February 3, 2017, we entered into a new credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The term loan has an interest rate equal to LIBOR plus 250 basis points and the bank facility has an interest rate equal to LIBOR plus a spread that varies depending on the Company's leverage ratio. The new credit facility replaced the $3.3 billion unsecured revolving bank credit facility that was due to expire in February 2018.
Insurance Program Master Services Agreement
Effective January 1, 2017, we entered into a new Master Services Agreement with a vendor to provide post-sale device support services (including device insurance) to subscribers. Under the new agreement, the vendor will be the primary obligor and bear the risk of loss with regards to claims and related costs. As a result, revenue will be accounted for and presented on a net basis, whereas historically the amounts were presented on a gross basis. Sprint will remit premiums to the vendor who will pay Sprint a monthly recurring commission per subscriber for the duration of the agreement.
Accounts Receivable Facility
On February 3, 2017, the Company executed certain amendments to the Receivables Facility. The maturity date was extended to November 2018 and Sprint obtained the right to repurchase, under certain conditions, the financial assets transferred to the conduits. As a result of adding the repurchase feature, Sprint gained effective control over the financial assets. Accordingly, all sales of wireless service and installment receivables to the conduits will be reflected as financings. All cash inflows and outflows under the Receivables Facility will be reported as financing activities in the consolidated statements of cash flows prospectively.

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
Prepaid
Our prepaid portfolio currently includes multiple brands, each designed to appeal to specific subscriber uses and demographics. Sprint Prepaid primarily serves as a complementary offer to our Sprint Postpaid offer for those subscribers who want plans that are affordable, simple and flexible without a long-term commitment. Boost Mobile primarily serves subscribers that are looking for value without data limits. Virgin Mobile primarily serves subscribers that are looking to optimize spend but need solutions that offer control, flexibility and connectivity through various plans with high speed data options. Virgin Mobile is also designated as a Lifeline-only Eligible Telecommunications Carrier in certain states and provides service for the Lifeline program under our Assurance Wireless brand. Assurance Wireless provides eligible subscribers who meet income requirements or are receiving government assistance, with a free wireless phone, 350 free local and long distance voice minutes each month and unlimited free texts under the Lifeline program. The Lifeline program requires applicants to meet certain eligibility requirements and existing subscribers must recertify as to those requirements annually.
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
Our current strategy also includes transactions that continue to leverage our assets such as the Accounts Receivable Facility, the Handset Sale-Leaseback transactions, as well as the Network Equipment Sale-Leaseback. In October 2016, we also entered into a Spectrum Financing transaction involving a portion of our spectrum holdings. Each of these transactions are described in more detail in "Liquidity and Capital Resources." Additionally, cost reduction initiatives are underway to reduce operating expenses and improve our operating cash flows.
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
Shentel Transaction
On August 10, 2015, Shenandoah Telecommunications Company (Shentel) entered into a definitive agreement to acquire one of our wholesale partners, NTELOS Holdings Corp (nTelos). In connection with this definitive agreement, we entered into a series of agreements with Shentel to, among other things, acquire certain assets such as spectrum, terminate our existing wholesale arrangement with nTelos, and amend our existing affiliate agreement with Shentel to primarily include the subscribers formerly under the wholesale arrangement with nTelos. The agreements also expanded the area in which Shentel provides wireless service to Sprint customers and provided for more favorable economic terms. In April 2016, we received regulatory approval, and the transaction closed in May 2016. The total consideration for this transaction included $181 million, on a net present value basis, of notes payable to Shentel. Sprint will satisfy its obligations under the notes payable over an expected term of five to six years. FCC licenses acquired from Shentel had a total value of $85 million. $96 million of the total purchase was recorded in “Other, net” in the consolidated statements of comprehensive loss as a contract termination in the quarter ended June 30, 2016, which related to the termination of our pre-existing wholesale arrangement with nTelos.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table provides an overview of the consolidated results of operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)
Wireless segment earnings	$2,397	$1,866	$7,160	$5,919
Wireline segment earnings	48	33	90	71
Corporate, other and eliminations	5	(1)	4	(2)
Consolidated segment earnings	2,450	1,898	7,254	5,988
Depreciation	(1,837)	(1,549)	(5,227)	(4,202)
Amortization	(255)	(316)	(813)	(994)
Other, net	(47)	(230)	80	(490)
Operating income (loss)	311	(197)	1,294	302
Interest expense	(619)	(546)	(1,864)	(1,630)
Other (expense) income, net	(60)	4	(67)	13
Income tax expense	(111)	(97)	(286)	(126)
Net loss	$(479)	$(836)	$(923)	$(1,441)

Depreciation Expense
Depreciation expense increased $288 million, or 19%, and $1.0 billion, or 24%, in the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015, primarily due to increased depreciation on leased devices as a result of the continued growth of the device leasing program. Depreciation expense incurred on all leased devices was $837 million and $2.2 billion for the three and nine-month periods ended December 31, 2016, respectively, and $535 million and $1.2 billion for the same periods in 2015, respectively.
Amortization Expense
Amortization expense decreased $61 million, or 19%, and $181 million, or 18%, in the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015, primarily due to customer relationship intangible assets that are amortized using the sum-of-the-months'-digits method, which results in higher amortization rates in early periods that will decline over time.
Other, net
The following table provides additional information regarding items included in "Other, net" for the three and nine-month periods ended December 31, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(in millions)
Severance and exit costs	$(19)	$(209)	$(30)	$(247)
Litigation and other contingencies	—	(21)	(103)	(178)
Loss on disposal of property, plant and equipment	(28)	—	(28)	(85)
Contract terminations	—	—	(113)	—
Gains from asset dispositions and exchanges	—	—	354	—
Revision to estimate of a previously recorded reserve	—	—	—	20
Total	$(47)	$(230)	$80	$(490)
Other, net represented an expense of $47 million and a benefit of $80 million in the three and nine-month periods ended December 31, 2016, respectively. During the three and nine-month periods ended December 31, 2016, we recognized severance and exit costs expense of $19 million and $30 million, respectively. During the nine-month period ended December 31, 2016, we recorded a $103 million charge associated with a state tax matter, a $354 million non-cash gain as a result of spectrum license exchanges with other carriers and $113 million of contract terminations that were primarily related to the termination of our pre-existing wholesale arrangement with nTelos as a result of the Shentel transaction. During the three and nine-month periods ended December 31, 2016, we recorded a $28 million loss on disposal of property, plant and equipment related to cell site construction costs that are no longer recoverable as a result of changes in our network plans.
Other, net represented an expense of $230 million and $490 million in the three and nine-month periods ended December 31, 2015, respectively. During the three and nine-month periods ended December 31, 2015, we recognized accruals of $21 million and $178 million, respectively, for ongoing legal matters. In addition, we recognized severance and exit costs in the three and nine-month periods ended December 31, 2015, which included $176 million and $194 million, respectively, of severance primarily associated with reductions in work force and $33 million and $53 million, respectively, of lease and access exit costs primarily associated with tower and cell sites and backhaul access contracts for which we will no longer be receiving any economic benefit. During the nine-month period ended December 31, 2015, we recorded an $85 million loss on disposal of property, plant and equipment primarily related to cell site construction costs that are no longer recoverable as a result of changes in our network plans. During the three-month period ended June 30, 2015, we revised our estimate of a previously recorded reserve, resulting in $20 million of income.
Interest Expense
Interest expense increased $73 million, or 13%, and $234 million, or 14%, in the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015, primarily due to interest associated with the Network Equipment Sale-Leaseback, the Handset Sale-Leaseback Tranche 2, the unsecured financing facility and the Spectrum Financing transaction. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $38.4 billion and $37.1 billion was 6.6% and 6.8% for the three and nine-month periods ended December 31, 2016, respectively. The effective interest rate, which includes capitalized interest, on the weighted average long-term debt balance of $33.7 billion and $33.8 billion was 6.6% for both the three and nine-month periods ended December 31, 2015, respectively. See “Liquidity and Capital Resources” for more information on the Company's financing activities.
Other (expense) income, net
Other (expense) income, net represented an expense of $60 million and $67 million in the three and nine-month periods ended December 31, 2016, respectively. The expense was primarily due to recognizing the remaining debt finance costs of $74 million associated with the terminated unsecured financing facility in the three-month period ended December 31, 2016.
Income Taxes
The income tax expense of $111 million and $286 million for the three and nine-month periods ended December 31, 2016, respectively, represented consolidated effective tax rates of approximately (30)% and (45)%, respectively. Income tax expense for both periods was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses and tax expense to increase our deferred tax liability on FCC licenses temporary differences. Income tax expense for the nine-month period ended December 31, 2016 included tax expense on pre-tax gains from spectrum license exchanges during the period, partially offset by tax benefits from the reversal of certain state income tax valuation allowance on deferred tax assets. The income tax expense of $97 million and $126 million for the three and nine-month periods ended December 31, 2015, respectively, represented consolidated effective tax rates of approximately (13)% and (10)%, respectively. Income tax expense for both periods was primarily attributable to tax expense resulting from taxable temporary differences from amortization of FCC licenses. The income tax expense for the nine-month period ended December 31, 2015 was partially offset by tax benefits from changes in state income tax laws enacted during the periods.

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
As shown by the table above under "Consolidated Results of Operations," Wireless segment earnings represented almost all of our total consolidated segment earnings for the three and nine-month periods ended December 31, 2016 and 2015. Within the Wireless segment, postpaid wireless services represent the most significant contributors to earnings, and is driven by the number of postpaid subscribers utilizing our services, as well as average revenue per user (ARPU). The wireless industry is subject to competition to retain and acquire subscribers of wireless services. Most markets in which we operate have high rates of penetration for wireless services.
Device Financing Programs
In September 2013, we introduced an installment billing program that allows subscribers to purchase a device by paying monthly installments generally over 24 months. In September 2014, we introduced a leasing program, whereby qualified subscribers can lease a device for a contractual period of time.
Under the installment billing program, we recognize a majority of the revenue associated with future expected installment payments at the time of sale of the device. As compared to our traditional subsidy program, this results in better alignment of the equipment revenue with the cost of the device. The impact to Wireless earnings from the sale of devices under our installment billing program is neutral except for the impact from the time value of money element related to the imputed interest on the installment receivable.
Under the leasing program, qualified subscribers can lease a device for a contractual period of time. At the end of the lease term, the subscriber has the option to turn in their device, continue leasing their device, or purchase the device. As of December 31, 2016, substantially all of our device leases were classified as operating leases. As a result, at lease inception, the devices are reclassified from inventory to property, plant and equipment when leased through Sprint's direct channels. For leases in the indirect channel, we purchase the devices at lease inception from the dealer, which is then capitalized to property, plant and equipment. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term. During the three and nine-month periods ended December 31, 2016 and 2015, we leased devices through our Sprint direct channels totaling approximately $1.1 billion, $2.3 billion, $1.0 billion and $2.6 billion, respectively. These devices were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or the traditional subsidy program, which resulted in a significant positive impact to Wireless segment earnings. Depreciation expense incurred on all leased devices for the three and nine-month periods ended December 31, 2016 and 2015, was $837 million, $2.2 billion, $535 million and $1.2 billion, respectively. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. However, this benefit to Wireless segment earnings was partially offset by the Handset Sale-Leaseback Tranche 1 (Tranche 1) transaction that was consummated in November 2015 whereby we sold and subsequently leased back certain devices leased to our customers (see Handset Sale-Leaseback Tranche 1 in "Liquidity and Capital Resources" for further details). As a result, the cost to us of the devices sold to Mobile Leasing Solutions, LLC (MLS) under Tranche 1 was no longer recorded as depreciation expense, but rather was recognized as rent expense within “Cost of products” in the consolidated statements of comprehensive loss during the leaseback periods until Tranche 1 was terminated in conjunction with the repurchase of devices in December 2016.
Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than a traditional subsidy program. The Accounts Receivable Facility and the Handset Sale-Leaseback transactions discussed in "Liquidity and Capital Resources" were designed to mitigate the significant use of cash from purchasing devices from original equipment manufacturers (OEMs) to fulfill our installment billing and leasing programs.
Wireless Segment Earnings Trends
Sprint offers lower monthly service fees without a traditional contract as an incentive to attract subscribers to certain of our service plans. These lower rates for service are available whether the subscriber brings their own handset, pays the full or near full retail price of the handset, purchases the handset under our installment billing program, or leases their handset through our leasing program. As the adoption rates of these plans increase throughout our base of subscribers, we expect our postpaid ARPU to continue to decline as a result of lower pricing associated with our price plans offered in conjunction with device financing options as compared to our traditional subsidy program, which reflect higher service revenue and lower equipment revenue; however, we also expect higher equipment revenue due to the installment billing and leasing programs to substantially offset these declines. Since inception, the combination of lower priced plans, and our installment billing and leasing programs have been accretive to Wireless segment earnings. We expect that trend to continue with the magnitude of the impact being dependent upon the rate of subscriber adoption.
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
As a result of canceling our leaseback in connection with the termination of Tranche 1, we expect an increase to wireless segment earnings of approximately $0.2 billion and a neutral impact to net loss during calendar year 2017.

The following table provides an overview of the results of operations of our Wireless segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireless Segment Earnings	2016	2015	2016	2015
	(in millions)
Postpaid	$4,686	$4,813	$14,184	$14,670
Prepaid	1,077	1,224	3,371	3,783
Other(1)	—	21	—	178
Retail service revenue	5,763	6,058	17,555	18,631
Wholesale, affiliate and other	183	188	509	586
Total service revenue	5,946	6,246	18,064	19,217
Cost of services (exclusive of depreciation and amortization)	(1,649)	(2,031)	(5,226)	(6,147)
Service gross margin	4,297	4,215	12,838	13,070
Service gross margin percentage	72%	67%	71%	68%
Equipment revenue	2,226	1,424	5,556	3,509
Cost of products (exclusive of depreciation and amortization)	(1,985)	(1,589)	(5,097)	(4,244)
Selling, general and administrative expense	(2,032)	(2,041)	(5,797)	(6,273)
Loss on disposal of property, plant and equipment	(109)	(143)	(340)	(143)
Wireless segment earnings	$2,397	$1,866	$7,160	$5,919
___________________

(1)	Represents service revenue primarily related to the acquisition of Clearwire on July 9, 2013.
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
Retail service revenue decreased $295 million, or 5%, and $1.1 billion, or 6%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to a lower average revenue per postpaid subscriber driven by an increase in subscribers on lower price plans, combined with a decrease in average prepaid subscribers driven by higher churn and the impact of the shutdown of the Clearwire WiMAX network on March 31, 2016. The decrease was partially offset by an increase in average postpaid subscribers.
Effective January 1, 2017, we entered into a new Master Services Agreement with a vendor to provide post-sale device support services (including device insurance) to subscribers. Under the new agreement, the vendor bears the risk of loss with regards to claims and related costs, which Sprint will no longer incur. Sprint will remit premiums to the vendor who will pay Sprint a monthly recurring commission per subscriber for the duration of the agreement. Additionally, under the terms of the new agreement, the vendor will be the primary obligor in the agreement with the subscriber and, as such, revenue will be accounted for and presented on a net basis, whereas historically the amounts were presented on a gross basis. The change is expected to result in reductions in service revenue by approximately $700 million to $800 million in calendar year 2017. Because the vendor, not Sprint, will be fulfilling the services, we expect the reductions in service revenue to be more than offset by greater reductions in cost of services expense.
Wholesale, affiliate and other revenues decreased $5 million, or 3%, and $77 million, or 13%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015, primarily due to a decline in Lifeline and prepaid resellers combined with the impact of the shutdown of the Clearwire WiMAX network, partially offset by growth in connected devices in both periods and an increase in imputed interest associated with installment billing on handsets in the three-month period. Approximately 66% of our total wholesale and affiliate subscribers represent connected devices. These devices generate revenue from usage, which varies depending on the solution being utilized.
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
	(subscribers in thousands)
Average postpaid subscribers	31,431	30,683	31,153	30,443
Average prepaid subscribers	12,997	14,966	13,662	15,442
Average retail subscribers	44,428	45,649	44,815	45,885
The table below summarizes ARPU. Additional information about ARPU for each quarter since the quarter ended June 30, 2015 may be found in the tables on the following pages.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
ARPU(1):
Postpaid	$49.70	$52.41	$50.59	$53.86
Prepaid	$27.61	$27.49	$27.41	$27.89
Average retail	$43.24	$44.24	$43.53	$45.12
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

Postpaid ARPU for the three and nine-month periods ended December 31, 2016 decreased compared to the same periods in 2015 primarily due to the impact of subscriber migration to our service plans associated with device financing options, resulting in lower service fees. We expect Sprint platform postpaid ARPU to continue to decline during fiscal year 2016 as a result of lower service fees associated with our price plans offered in conjunction with device financing options; however, as a result of our installment billing and leasing programs, we expect increasing equipment revenues to more than offset these declines. Prepaid ARPU decreased for the nine-month period ended December 31, 2016 compared to the same period in 2015 primarily due to increased competition resulting in a decline in average subscribers primarily in the Virgin Mobile brand combined with the revenue impact of subscribers choosing lower priced plans in the Boost brand. Prepaid ARPU for the three-month period ended December 31, 2016 increased primarily in the Boost brand.

The following table shows (a) net additions (losses) of wireless subscribers, (b) our total subscribers, and (c) end of period connected device subscribers as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016
Net additions (losses) (in thousands)(1)
Sprint platform(2):
Postpaid	310	378	501	56	180	344	405
Prepaid	(366)	(188)	(491)	(264)	(331)	(427)	(501)
Wholesale and affiliates	731	866	481	655	528	823	673
Total Sprint platform	675	1,056	491	447	377	740	577
Transactions:
Postpaid	(60)	(70)	(238)	—	—	—	—
Prepaid	(66)	(64)	(231)	—	—	—	—
Wholesale	(22)	(12)	(241)	—	—	—	—
Total Transactions	(148)	(146)	(710)	—	—	—	—

Total retail postpaid	250	308	263	56	180	344	405
Total retail prepaid	(432)	(252)	(722)	(264)	(331)	(427)	(501)
Total wholesale and affiliate	709	854	240	655	528	823	673
Total Wireless	527	910	(219)	447	377	740	577

End of period subscribers (in thousands)(1)
Sprint platform(2):
Postpaid(3)(4)	30,016	30,394	30,895	30,951	30,945	31,289	31,694
Prepaid(3)(5)	15,340	15,152	14,661	14,397	13,974	13,547	11,812
Wholesale and affiliates(3)(4)(5)(6)	11,456	12,322	12,803	13,458	14,534	15,357	16,009
Total Sprint platform	56,812	57,868	58,359	58,806	59,453	60,193	59,515
Transactions(7):
Postpaid	308	238	—	—	—	—	—
Prepaid	295	231	—	—	—	—	—
Wholesale	253	241	—	—	—	—	—
Total Transactions	856	710	—	—	—	—	—

Total retail postpaid(3)(4)	30,324	30,632	30,895	30,951	30,945	31,289	31,694
Total retail prepaid(3)(5)	15,635	15,383	14,661	14,397	13,974	13,547	11,812
Total wholesale and affiliates(3)(4)(5)(6)	11,709	12,563	12,803	13,458	14,534	15,357	16,009
Total Wireless	57,668	58,578	58,359	58,806	59,453	60,193	59,515

Supplemental data - connected devices
End of period subscribers (in thousands)(4)
Retail postpaid	1,439	1,576	1,676	1,771	1,822	1,874	1,960
Wholesale and affiliates	6,620	7,338	7,930	8,575	9,244	9,951	10,594
Total	8,059	8,914	9,606	10,346	11,066	11,825	12,554
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

(5)
During the three-month period ended December 31, 2016, the Company aligned all prepaid brands, including prepaid affiliate subscribers, under one churn and retention program. As a result of this change, end of period prepaid and affiliate subscribers as of December 31, 2016 were reduced by 1,234,000 and 21,000, respectively. See "Subscriber Results" below for more information.

(6)
Subscribers through some of our MVNO relationships have inactivity either in voice usage or primarily as a result of the nature of the device, where activity only occurs when data retrieval is initiated by the end-user and may occur infrequently. Although we continue to provide these subscribers access to our network through our MVNO relationships, approximately 1,750,000 subscribers at December 31, 2016 through these MVNO relationships have been inactive for at least six months, with no associated revenue during the six-month period ended December 31, 2016.

(7)
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

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016
Monthly subscriber churn rate(1)
Sprint platform:
Postpaid	1.56%	1.54%	1.62%	1.72%	1.56%	1.52%	1.67%
Prepaid	5.08%	5.06%	5.82%	5.65%	5.55%	5.63%	5.80%
Transactions(2):
Postpaid	6.07%	8.55%	NM	NM	NM	NM	NM
Prepaid	7.23%	8.51%	NM	NM	NM	NM	NM

Total retail postpaid	1.61%	1.61%	1.87%	1.72%	1.56%	1.52%	1.67%
Total retail prepaid	5.13%	5.12%	6.29%	5.65%	5.55%	5.63%	5.80%
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

(2)	Subscriber churn related to the acquisition of Clearwire.
The following table shows our postpaid and prepaid ARPU as of the end of each quarterly period beginning with the quarter ended June 30, 2015.

	June 30, 2015	Sept 30, 2015	Dec 31, 2015	March 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016
ARPU
Sprint platform:
Postpaid	$55.48	$53.99	$52.48	$51.68	$51.54	$50.54	$49.70
Prepaid	$27.81	$27.66	$27.44	$27.72	$27.34	$27.31	$27.61
Transactions(1):
Postpaid	$40.47	$40.62	$31.62	$—	$—	$—	$—
Prepaid	$46.10	$45.82	$34.61	$—	$—	$—	$—

Total retail postpaid	$55.31	$53.87	$52.41	$51.68	$51.54	$50.54	$49.70
Total retail prepaid	$28.18	$27.97	$27.49	$27.72	$27.34	$27.31	$27.61
_______________________

(1)	Subscriber ARPU related to the acquisition of Clearwire.

Subscriber Results
Sprint Platform Subscribers
Retail Postpaid — During the three-month period ended December 31, 2016, net postpaid subscriber additions were 405,000 compared to 501,000 in the same period in 2015. The lower net additions in the current quarter were driven by tablet subscriber losses.
Retail Prepaid — During the three-month period ended December 31, 2016, we lost 501,000 net prepaid subscribers compared to 491,000 in the same period in 2015. The net losses in the quarter were primarily due to subscriber losses in Boost and Virgin Mobile due to continued competition in the market. Historically, prepaid and prepaid affiliate subscribers were generally deactivated between 60 and 150 days from the later of the date of initial activation or replenishment; however, prior to account deactivation, targeted retention programs can be offered to qualifying subscribers to maintain ongoing service by providing up to an additional 150 days to make a replenishment. At September 30, 2016, each of our prepaid brands had different churn rules and retention programs. As a part of our ongoing efforts to simplify and drive consistency across our prepaid business, as well as tighten the customer engagement criteria, we have aligned all prepaid brands under one churn and retention program as of December 31, 2016. Therefore, all prepaid and prepaid affiliate subscribers are now deactivated 60 days from the later of the date of initial activation or the most recent replenishment date. As a result of these changes, we have approximately 1.2 million fewer prepaid subscribers and 21,000 fewer prepaid affiliate subscribers in the base as of December 31, 2016. However, because we have deactivated customers with no engagement, we do not expect a material impact to future prepaid revenue. If these changes had been implemented for our prepaid subscriber base at the beginning of the quarter rather than the end, and thus been in effect for the entire three month period, we estimate churn would have been 5.84% versus 5.80% and ARPU would have been $30.11 versus $27.61.
Wholesale and Affiliate Subscribers — Wholesale and affiliate subscribers represent customers that are served on our networks through companies that resell our wireless services to their subscribers, customers residing in affiliate territories and connected devices that utilize our network. Of the 16.0 million Sprint platform subscribers included in wholesale and affiliates, approximately 66% represent connected devices. Wholesale and affiliate subscriber net additions were 673,000 during the three-month period ended December 31, 2016 compared to 481,000 during the same period in 2015, inclusive of net additions of connected devices totaling 643,000 and 592,000, respectively. The increase in net additions in the three-month period ended December 31, 2016 was primarily attributable to growth in connected devices and subscribers under the Lifeline program, partially offset by a decline in subscribers through our prepaid and postpaid resellers.
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
Cost of services decreased $382 million, or 19%, and $921 million, or 15%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015, primarily due to decreases in network costs such as rent, utilities, backhaul and labor associated with our network improvements and the shutdown of the WiMAX network on March 31, 2016, combined with decreases in roaming and interconnection costs primarily due to lower rates.
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

The net impact to equipment revenue and cost of products from the sale of devices under our installment billing program is relatively neutral except for the impact from the time value of money element related to the imputed interest on the installment receivables. Under the leasing program, lease revenue is recorded over the term of the lease. The cost of the leased device is depreciated to its estimated residual value generally over the lease term. During the three and nine-month periods ended December 31, 2016 and 2015, we leased devices through our Sprint direct channels totaling approximately $1.1 billion, $2.3 billion, $1.0 billion and $2.6 billion, respectively, which were reclassified from inventory to property, plant and equipment and, as such, the cost of the device was not recorded as cost of products compared to when purchased under the installment billing or the traditional subsidy programs.
Equipment revenue increased $802 million, or 56%, and $2.0 billion, or 58%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015. The increase in equipment revenue for the three and nine-month periods ended December 31, 2016 was primarily due to higher revenue from the leasing program as more subscribers are choosing to lease their device, combined with higher average sales price per postpaid devices sold and an increase in postpaid devices sold. Cost of products increased $396 million, or 25%, and $853 million, or 20%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015 primarily due to an increase in postpaid devices sold combined with lease payments to MLS associated with Handset Sale-Leaseback Tranche 1, partially offset by a decrease in prepaid devices sold.
Selling, General and Administrative Expense
Sales and marketing costs primarily consist of subscriber acquisition costs, including commissions paid to our indirect dealers, third-party distributors and retail sales force for new device activations and upgrades, residual payments to our indirect dealers, commission payments made to OEMs or other device distributors for direct source handsets, payroll and facilities costs associated with our retail sales force, marketing employees, advertising, media programs and sponsorships, including costs related to branding. General and administrative expenses primarily consist of costs for billing, customer care and information technology operations, bad debt expense and administrative support activities, including collections, legal, finance, human resources, corporate communications, and strategic planning.
Sales and marketing expense decreased $30 million, or 2%, and $159 million, or 4%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015. The decrease in the nine-month period was primarily due to lower overall marketing spend as a result of cost reduction initiatives. The decrease in the three-month period was primarily due to lower sales commission expense and a decrease in payments to OEMs for direct source handsets as a result of lower volume of device sales.
General and administrative costs increased $21 million, or 3%, and decreased $317 million, or 13%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015. The decrease in the nine-month period was primarily due to lower customer care costs and other general and administrative costs as a result of cost reduction initiatives, partially offset by higher bad debt expense. The increase in the three-month period was primarily due to higher bad debt expense, partially offset by lower customer care costs as a result of cost reduction initiatives.
Bad debt expense increased $69 million, or 65%, and $29 million, or 8%, for the three and nine-month periods ended December 31, 2016, respectively. The increase was primarily related to increased installment billing accounts with higher reserve rates, partially offset by aging and rate improvements related to service bad debt. We reassess our allowance for doubtful accounts quarterly.
Loss on Disposal of Property, Plant and Equipment
For the three and nine-month periods ended December 31, 2016, loss on the disposal of property, plant and equipment, net of recoveries, of $109 million and $340 million, respectively, resulted from the write-off of leased devices associated with lease cancellations prior to the scheduled customer lease terms where customers did not return the devices to us. If customers continue to not return devices, we may continue to have similar losses in future periods. Similar losses are and have been incurred for devices sold under our subsidy program as equipment net subsidy.

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
Wireline segment earnings are primarily a function of wireline service revenue, network and interconnection costs, and other Wireline segment operating expenses. Network costs primarily represent special access costs and interconnection costs, which generally consist of domestic and international per-minute usage fees paid to other carriers. The remaining costs associated with operating the Wireline segment include the costs to operate our customer care and billing organizations in addition to administrative support. Wireline service revenue and variable network and interconnection costs fluctuate with the changes in our customer base and their related usage, but some cost elements do not fluctuate in the short-term with changes in our customer usage. Our wireline services provided to our Wireless segment are generally accounted for based on market rates, which we believe approximate fair value. The Company generally re-establishes these rates at the beginning of each fiscal year. Over the past several years, there has been an industry wide trend of lower rates due to increased competition from other wireline and wireless communications companies, as well as cable and Internet service providers. Declines in Wireline segment earnings related to intercompany pricing rates do not affect our consolidated results of operations as our Wireless segment benefits from an equivalent reduction in cost of services.
The following table provides an overview of the results of operations of our Wireline segment.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Wireline Segment Earnings	2016	2015	2016	2015
	(in millions)
Voice	$153	$201	$506	$646
Data	41	42	127	134
Internet	281	317	871	968
Other	22	21	59	72
Total net service revenue	497	581	1,563	1,820
Cost of services (exclusive of depreciation)	(400)	(466)	(1,284)	(1,495)
Service gross margin	97	115	279	325
Service gross margin percentage	20%	20%	18%	18%
Selling, general and administrative expense	(49)	(82)	(189)	(254)
Wireline segment earnings	$48	$33	$90	$71
Wireline Revenue
Voice Revenues
Voice revenues for the three and nine-month periods ended December 31, 2016 decreased $48 million, or 24%, and $140 million, or 22%, respectively, compared to the same periods in 2015. The decrease was driven by lower volume and overall rate declines primarily due to decreases in international hubbing volumes as the company continues to de-emphasize certain voice services, combined with the decline in prices for the sale of services to our Wireless segment for the three and nine-month periods ended December 31, 2016. Voice revenues generated from the sale of services to our Wireless segment represented 40% and 39% of total voice revenues for the three and nine-month periods ended December 31, 2016, respectively, compared to 41% and 39%, for the same periods in 2015, respectively.
Data Revenues
Data revenues reflect sales of data services, primarily Private Line and managed network services bundled with non-IP-based data access. Data revenues decreased $1 million, or 2%, and $7 million, or 5%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015 as a result of customer churn primarily related to Private Line. Data revenues generated from the provision of services to the Wireless segment represented 56% and 53% of total data revenue for the three and nine-month periods ended December 31, 2016, respectively, and 40% and 41% for the same periods in 2015, respectively.
Internet Revenue
IP-based data services revenue reflects sales of Internet services, including MPLS, VoIP, SIP, and managed services bundled with IP-based data access. IP-based data services revenue decreased $36 million, or 11%, and $97 million, or 10%, for the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015 primarily due to fewer IP customers. In addition, revenue was also impacted by a decline in prices for the sale of services to our Wireless segment. Sale of services to our Wireless segment represented 14% of total Internet revenues for both the three and nine-month periods ended December 31, 2016, compared to 15% and 14%, respectively, for the same periods in 2015.
Other Revenues
Other revenues, which primarily consist of sales of customer premises equipment, increased $1 million, or 5%, and decreased $13 million, or 18%, in the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015.
Costs of Services
Costs of services include access costs paid to local phone companies, other domestic service providers and foreign phone companies to complete calls made by our domestic subscribers, costs to operate and maintain our networks, and costs of equipment. Costs of services decreased $66 million, or 14%, and $211 million, or 14%, in the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to lower international voice volume and rates combined with lower access expense as the result of savings initiatives and declining voice and IP rate and volumes. Service gross margin percentage stayed relatively flat at 20% and 18% in each of the three and nine-month periods ended December 31, 2016 and 2015, respectively.
Selling, General and Administrative Expense
Selling, general and administrative expense decreased $33 million, or 40%, and $65 million, or 26%, in the three and nine-month periods ended December 31, 2016, respectively, compared to the same periods in 2015. The decrease was primarily due to lower shared administrative and employee-related costs required to support the Wireline segment as a result of the decline in revenue. Total selling, general and administrative expense as a percentage of net services revenue was 10% and 12% for the three and nine-month periods ended December 31, 2016, respectively, as compared to 14% for each of the same periods in 2015.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow

	Nine Months Ended
	December 31,
	2016	2015
	(in millions)
Net cash provided by operating activities	$2,900	$2,603
Net cash used in investing activities	$(5,194)	$(4,485)
Net cash provided by financing activities	$3,360	$47
Operating Activities
Net cash provided by operating activities of $2.9 billion in the nine-month period ended December 31, 2016 increased $297 million from the same period in 2015. The increase was primarily due to lower vendor and labor-related payments of $1.2 billion, which were primarily due to reduced operating costs resulting from the Company's ongoing cost reduction initiatives, partially offset by $831 million of decreased cash received primarily due to an increase in the deferred purchase price receivable (DPP) as a result of increased accounts receivables sold and a decline in net cash received related to our Accounts Receivable Facility (Receivables Facility). Cash activity related to our Receivables Facility included cash remitted to unaffiliated third parties (Purchasers) for receivables collected in the amount of $185 million and $500 million during the nine-month periods ended December 31, 2016 and 2015, respectively. In addition, during the nine-month periods ended December 31, 2016 and 2015, we elected to receive $625 million and $1.2 billion, respectively, related to our Receivables Facility. Also, during the nine-month period ended December 31, 2016 we had increased interest payments of $79 million primarily due to the Network Equipment Sale-Leaseback, the unsecured financing facility and the Spectrum Financing transaction.
Investing Activities
Net cash used in investing activities in the nine-month period ended December 31, 2016 increased by $709 million compared to the same period in 2015, primarily due to increased net purchases of short-term investments of $2.5 billion. This increase was offset by decreased network and other capital expenditures of approximately $2.5 billion and decreased purchases of $194 million of leased devices from indirect dealers. Included in the purchases of leased devices was $477 million of repurchased devices due to the termination of the Handset Sale-Leaseback Tranche 1. Net cash used in investing activities for the nine-month period ended December 31, 2015 included proceeds of $1.1 billion from Tranche 1.
Financing Activities
Net cash provided by financing activities was $3.4 billion during the nine-month period ended December 31, 2016, which was primarily due to cash receipts of $2.2 billion, $1.1 billion and $3.5 billion from the Network Equipment Sale-Leaseback, Handset Sale-Leaseback Tranche 2 and Spectrum Financing, respectively. These receipts were partially offset by repayments of $502 million, $220 million and $153 million for the Handset Sale-Leaseback Tranche 2, secured equipment credit facilities and financing of future lease receivables, respectively. We also retired $2.0 billion in principal amount of Sprint Communications, Inc. 6% senior notes due 2016 and $300 million principal amount of Clearwire Communications LLC 14.75% secured notes due 2016. In addition, we paid a total of $272 million in debt finance costs for the unsecured financing facility, Network Equipment Sale-Leaseback and Spectrum Financing transaction.
Net cash provided by financing activities was $47 million during the nine-month period ended December 31, 2015, which was primarily due to draws of $208 million, $266 million and $32 million on our Finnvera plc (Finnvera), K-sure and Delcredere | Ducroire (D/D) secured equipment credit facilities, respectively. These draws were partially offset by repayments related to our secured equipment credit facilities of $155 million, capital lease repayments of $67 million and a $500 million repayment of the Export Development Canada (EDC) credit facility. In addition, we amended our unsecured EDC agreement to add an additional tranche totaling $250 million due December 2017.
Working Capital
We had negative working capital of $3.1 billion and $5.1 billion as of December 31, 2016 and March 31, 2016, respectively. The change in working capital was primarily the result of $3.4 billion of net cash provided by financing activities as described above plus approximately $500 million of changes to other working capital items, partially offset by an increase in the current portion of long-term debt, financing and capital lease obligations of $1.9 billion.
Long-Term Debt and Other Funding Sources

Our device leasing and installment billing programs require a greater use of operating cash flows in the earlier part of the device contracts as our subscribers will generally pay less upfront than a traditional subsidy program. The Receivable Facility and the Handset Sale-Leaseback transactions described below were designed in large part to mitigate the significant use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
Accounts Receivable Facility
Transaction Overview
Our Receivables Facility provides us the opportunity to sell certain wireless service, installment receivables and future amounts due from customers who lease certain devices from us to the Purchasers. The maximum funding limit under the Receivables Facility is $4.3 billion. The Receivables Facility was amended in November 2016 to, among other things, reallocate the Purchasers' commitments between service, installment and future lease receivables. The amendment was in response to changing trends in the financing methods selected by customers. On February 3, 2017, the Receivables Facility was further amended by the Company to extend the maturity date to November 2018 and obtain the right to repurchase, under certain conditions, the financial assets transferred to the conduits. While we have the right to decide how much cash to receive from each sale, the maximum amount of cash available to us varies based on a number of factors and currently represents approximately 50% of the total amount of the eligible receivables sold to the Purchasers. As of December 31, 2016, the total amount available to be drawn was $6 million. The proceeds from the sale of these receivables are comprised of a combination of cash and a DPP. The DPP is realized by us upon the ultimate collection of the underlying receivables sold to the Purchasers or upon Sprint's election to receive additional advances in cash from the Purchasers subject to the total availability under the Receivables Facility.
Wireless service and installment receivables sold are treated as a sale of financial assets and Sprint derecognizes these receivables, as well as the related allowances, and recognizes the net proceeds received in cash provided by operating activities on the consolidated statements of cash flows. The net amount drawn for wireless service and installment receivables was $1.8 billion as of December 31, 2016. The fees associated with these sales are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss.
The sale of future lease receivables is treated as a financing transaction. Accordingly, the proceeds received are reflected as cash provided by financing activities on the consolidated statements of cash flows and the fees are recognized as "Interest expense" in the consolidated statements of comprehensive loss. During the nine-month period ended December 31, 2016, we repaid $153 million to the Purchasers, which reduced the principal amount outstanding to $447 million as of December 31, 2016.
Transaction Structure
Sprint contributes certain wireless service, installment and future lease receivables, as well as the associated leased devices to Sprint's wholly-owned consolidated bankruptcy-remote special purpose entities (SPEs). At Sprint's direction, the SPEs have sold, and will continue to sell, wireless service, installment and future lease receivables to Purchasers or to a bank agent on behalf of the Purchasers. Leased devices will remain with the SPEs and continue to be depreciated over their estimated useful life. At December 31, 2016, the net book value of devices contributed to the SPEs was approximately $965 million.
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
DPP
The DPP related to our wireless service and installment receivables, which amounted to approximately $1.4 billion and $1.2 billion as of December 31, 2016 and March 31, 2016, respectively, is classified as a trading security within "Prepaid expenses and other current assets" in the consolidated balance sheets and is recorded at its estimated fair value. The fair value of the DPP is estimated using a discounted cash flow model, which relies principally on unobservable inputs such as the nature and credit class of the sold receivables and subscriber payment history, and for installment receivables sold, the estimated timing of upgrades and upgrade payment amounts for those with upgrade options. Accretable yield on the DPP is recognized as interest revenue within net operating service revenue on the consolidated statements of comprehensive loss and other changes in the fair value of the DPP are recognized in "Selling, general and administrative" in the consolidated statements of comprehensive loss. Changes in the fair value of the DPP did not have a material impact on our statements of comprehensive loss for the three and nine-month periods ended December 31, 2016. Changes to the unobservable inputs used to determine the fair value did not and are not expected to result in a material change in the fair value of the DPP.
During the nine-month period ended December 31, 2016, we remitted $185 million of funds to the Purchasers because the amount of cash proceeds received by us under the facility exceeded the maximum funding limit, which increased the total amount of the DPP due to Sprint. We also elected to receive $625 million of cash, which decreased the total amount of the DPP due to Sprint. In addition, during the nine-month period ended December 31, 2016, sales of new receivables exceeded cash collections on previously sold receivables such that the DPP increased by $660 million.
Handset Sale-Leasebacks
In December 2015 and May 2016, we sold certain iPhone® devices being leased by our customers to MLS, a company formed by a group of equity investors, including SoftBank Group Corp. (SoftBank), and then subsequently leased the devices back. Under the agreements, Sprint generally maintains the customer leases, continues to collect and record lease revenue from the customer and remits monthly rental payments to MLS during the leaseback periods.
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
Handset Sale-Leaseback Tranche 1 (Tranche 1)
In December 2015, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $126 million. We recorded the sale, removed the devices from our balance sheet, and classified the leasebacks as operating leases. The difference between the fair value and the net book value of the devices sold was recognized as a loss on disposal of property, plant and equipment in the amount of $65 million and was included in "Other, net" in the consolidated statements of comprehensive loss for the three and nine-month periods ended December 31, 2015. The cash proceeds received in the transaction were reflected as cash provided by investing activities on the consolidated statements of cash flows and payments made to MLS under the leaseback are reflected as "Cost of products" in the consolidated statements of comprehensive loss. Rent expense related to MLS totaled $117 million and $494 million during the three and nine-month periods ended December 31, 2016, respectively, and is reflected within cash flows from operations. The monthly rental payments for the devices leased backed by us were expected to approximate the amount of cash received from the associated customer leases during the weighted average leaseback period. In December 2016, Sprint terminated Tranche 1 by repurchasing the devices and related customer lease end rights and obligations from MLS for consideration of $371 million of net cash payments and the DPP of $126 million. As a result of the transaction, Sprint recorded $477 million of property, plant and equipment, $16 million of other assets, and was released from certain liabilities. Additionally, the leaseback was canceled and there will be no future rental payments owed to MLS related to Tranche 1. The impact to the consolidated statements of comprehensive loss as a result of the termination was immaterial.
Handset Sale-Leaseback Tranche 2 (Tranche 2)

In May 2016, Sprint transferred devices with a net book value of approximately $1.3 billion to MLS in exchange for cash proceeds totaling $1.1 billion and a DPP of $186 million. Unlike Tranche 1, Tranche 2 was accounted for as a financing. Accordingly, the devices remain in "Property, plant and equipment, net" in the consolidated balance sheets and we continue to depreciate the assets to their estimated residual values over the respective customer lease terms. At December 31, 2016, the net book value of devices transferred to MLS was approximately $725 million.
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
Tranche 2 primarily includes devices from our iPhone Forever Program, whereas these devices were specifically excluded from Tranche 1. The iPhone Forever Program provides our leasing customers the ability to upgrade their devices and to enter into a new lease agreement, subject to certain conditions, upon Apple's release of a next generation device. Upon a customer exercising their iPhone Forever upgrade right, Sprint has the option to terminate the existing leaseback by immediately remitting all unpaid device leaseback payments and returning the device to MLS. Alternatively, Sprint is required to transfer the title in the new device to MLS in exchange for the title in the original device (Exchange Option). If Sprint elects the Exchange Option, we are required to continue to pay existing device leaseback rental related to the original device, among other requirements.
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
During the nine-month period ended December 31, 2016, we repaid $502 million to MLS, which reduced the principal amount of the financing obligation to $554 million as of December 31, 2016.
Network Equipment Sale-Leaseback
In April 2016, Sprint sold and leased back certain network equipment to unrelated bankruptcy-remote special purpose entities (collectively, "Network LeaseCo"). The network equipment acquired by Network LeaseCo was used by them as collateral to raise approximately $2.2 billion in borrowings from external investors, including SoftBank. Sprint's payments to Network LeaseCo during the leaseback period are used by Network LeaseCo to service their debt.
Network LeaseCo is a variable interest entity for which Sprint is the primary beneficiary. As a result, Sprint is required to consolidate Network LeaseCo and our consolidated financial statements include Network LeaseCo's debt and the related financing cash inflows. The network assets included in the transaction, which had a net book value of approximately $3.0 billion and consisted primarily of equipment located at cell towers, remain on Sprint's consolidated financial statements and continue to be depreciated over their respective estimated useful lives. At December 31, 2016, these network assets had a net book value of approximately $2.5 billion.
The proceeds received were reflected as cash provided by financing activities in the consolidated statements of cash flows and payments made to Network LeaseCo are reflected as principal repayments and interest expense over the respective terms. Sprint has the option to purchase the equipment at the end of the leaseback term for a nominal amount. All intercompany transactions between Network LeaseCo and Sprint are eliminated in our consolidated financial statements. Principal and interest payments on the borrowings from the external investors will be repaid in staggered, unequal payments through January 2018 with the first principal payment of approximately $300 million due in March 2017 followed by the remaining $1.9 billion of principal payments due in fiscal year 2017.
Spectrum Financing
In October 2016, Sprint transferred certain directly held and third-party leased spectrum licenses (collectively, "the Spectrum Portfolio") to wholly-owned bankruptcy-remote special purpose entities (collectively, "the Spectrum Financing SPEs"). The Spectrum Portfolio, which represents approximately 14% of Sprint's total spectrum holdings on a MHz-pops basis, was used as collateral to raise an initial $3.5 billion in senior secured notes at 3.36% from external investors under a $7.0 billion program. Sprint can utilize this financing structure to potentially raise up to an additional $3.5 billion subject to certain conditions. The notes will be repaid over a five-year term, with interest only payments over the first four quarters and amortizing quarterly principal and interest payments thereafter through September 2021.

Sprint Communications, Inc. simultaneously entered into a long-term lease with the Spectrum Financing SPEs for the ongoing use of the Spectrum Portfolio. Sprint Communications, Inc. is required to make monthly lease payments to the Spectrum Financing SPEs, at a market rate in an amount sufficient to service the notes. As the Spectrum Financing SPEs are wholly-owned Sprint subsidiaries, these entities are consolidated and all intercompany activity has been eliminated.
As of December 31, 2016, approximately $219 million of the total principal outstanding was classified as "Current portion of long-term debt" in the consolidated balance sheets.
As a result of this transaction, our $2.5 billion unsecured financing facility was terminated.
Long-Term Debt
During the three-month period ended December 31, 2016, the Company repaid $2.0 billion aggregate principal upon maturity of its outstanding Sprint Communications, Inc. 6% senior notes and $300 million aggregate principal of its Clearwire Communications LLC 14.75% secured notes.
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
New Secured Loan and Revolving Credit Facility
On February 3, 2017, we entered into a new credit agreement for $6.0 billion, consisting of a $4.0 billion, seven-year secured term loan that matures in February 2024 and a $2.0 billion secured revolving bank credit facility that expires in February 2021. The term loan has an interest rate equal to LIBOR plus 250 basis points and the bank facility has an interest rate equal to LIBOR plus a spread that varies depending on the Company's leverage ratio. The new credit facility replaced the $3.3 billion unsecured revolving bank credit facility described above that was due to expire in February 2018.
Export Development Canada (EDC) agreement
As of December 31, 2016, the unsecured EDC agreement provided for covenant terms similar to those of the unsecured revolving bank credit facility. However, under the terms of the EDC agreement, repayments of outstanding amounts cannot be re-drawn. As of December 31, 2016, the total principal amount of our borrowings under the EDC facility was $550 million. On February 3, 2017, we amended the EDC agreement to provide for security and covenant terms similar to our new secured term loan and revolving bank credit facility.
Unsecured Financing Facility
During the three-month period ended June 30, 2016, Sprint Communications entered into an unsecured financing facility for $2.5 billion. In October 2016, this facility was terminated upon entering into the Spectrum Financing transaction in accordance with its terms.
Secured equipment credit facilities
Eksportkreditnamnden (EKN)
In 2013, we had fully drawn and began to repay the EKN secured equipment credit facility totaling $1.0 billion, which was used to finance certain network-related purchases from Ericsson. During the nine-month period ended December 31, 2016, we made principal repayments totaling $127 million on the facility, resulting in a total principal amount of $127 million outstanding at December 31, 2016.
Finnvera plc (Finnvera)
The Finnvera secured equipment credit facility provides for the ability to borrow up to $800 million to finance network-related purchases from Nokia Solutions and Networks US LLC, USA. The facility, which initially could be drawn upon as many as three consecutive tranches, now has one tranche remaining and available for borrowing through October 2017. Such borrowings are contingent upon the amount and timing of Sprint's network-related purchases. During the nine-

month period ended December 31, 2016, we made principal repayments totaling $28 million on the facility, resulting in a total principal amount of $168 million outstanding at December 31, 2016.
K-sure
The K-sure secured equipment credit facility provides for the ability to borrow up to $750 million to finance network-related purchases from Samsung Telecommunications America, LLC. The facility can be divided in up to three consecutive tranches of varying size with borrowings available until May 2018, contingent upon the amount of network-related purchases made by Sprint. During the nine-month period ended December 31, 2016, we made principal repayments totaling $65 million on the facility, resulting in a total principal amount of $258 million outstanding at December 31, 2016.
Delcredere | Ducroire (D/D)
The D/D secured equipment credit facility provides for the ability to borrow up to $250 million to finance network equipment-related purchases from Alcatel-Lucent USA Inc. The principal balance outstanding at December 31, 2016 was $32 million.
Borrowings under the EKN, Finnvera, K-sure and D/D secured equipment credit facilities are each secured by liens on the respective equipment purchased pursuant to each facility's credit agreement. In addition, repayments of outstanding amounts borrowed under the secured equipment credit facilities cannot be redrawn. Each of these facilities is fully and unconditionally guaranteed by both Sprint Communications, Inc. and Sprint Corporation. As of February 3, 2017, the secured equipment credit facilities have certain key covenants similar to those in our new secured term loan and revolving bank credit facility.
As of December 31, 2016, our Leverage Ratio, as defined by the revolving bank credit facility, the unsecured EDC Agreement and all other equipment credit facilities, all in accordance with the respective covenants in effect as of that date, was 3.6 to 1.0. Because our Leverage Ratio exceeded 2.5 to 1.0 at period end, we were restricted from paying cash dividends.
Liquidity and Capital Resources
As of December 31, 2016, our liquidity, including cash and cash equivalents, short-term investments, available borrowing capacity under our revolving bank credit facility and availability under our Receivables Facility was $9.1 billion. Our cash and cash equivalents and short-term investments totaled $6.1 billion as of December 31, 2016 compared to $2.6 billion as of March 31, 2016. As of December 31, 2016, we had availability of approximately $3.0 billion under the revolving bank credit facility. Amounts available under our Receivables Facility as of December 31, 2016 totaled $6 million.
In addition, we had a combined available borrowing capacity of $1.2 billion under our Finnvera, K-sure and D/D secured equipment credit facilities as of December 31, 2016. However, utilization of these facilities is dependent upon the amount and timing of network-related purchases from the applicable suppliers, as well as the period of time remaining to complete any further borrowings available under each facility.
We offer device financing plans, including the installment billing program and our leasing program, that allow subscribers to forgo traditional service contracts and pay less upfront for devices in exchange for lower monthly service fees, early upgrade options, or both. While a majority of the revenue associated with installment sales is recognized at the time of sale along with the related cost of products, lease revenue is recorded monthly over the term of the lease and the cost of the device is depreciated to its estimated residual value generally over the lease term, which creates a positive impact to Wireless segment earnings. If the mix of leased devices continues to increase, we expect this positive impact on the financial results of Wireless segment earnings to continue and depreciation expense to increase. The installment billing and leasing programs will continue to require a greater use of operating cash flows in the earlier part of the contracts as the subscriber will generally pay less upfront than a traditional subsidy program because they are financing the device. The Receivables Facility and our relationship with MLS were established as mechanisms to mitigate the use of cash from purchasing devices from OEMs to fulfill our installment billing and leasing programs.
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
To maintain an adequate amount of available liquidity and execute our current business plan, which includes, among other things, network deployment and maintenance, subscriber growth, data usage capacity needs and the expected achievement of a cost structure intended to improve profitability and to meet our long-term debt service requirements and other significant future contractual obligations, we will need to continue to raise additional funds from external sources. Possible future financing sources include additional handset and receivables financing transactions, and raising additional funds through spectrum-backed notes. In addition, we are pursuing extended payment terms and increased facilities with certain vendors. If we are unable to obtain external funding, execute on our cost reduction initiatives, or are not successful in attracting valuable subscribers such as postpaid handset subscribers, our operations would be adversely affected, which may lead to defaults under certain of our borrowings.
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
A default under certain of our borrowings could trigger defaults under certain of our other debt obligations, which in turn could result in the maturities being accelerated. Certain indentures and other agreements governing our debt obligations require compliance with various covenants, including covenants that limit the Company's ability to sell certain of its assets, limit the Company and its subsidiaries' ability to incur indebtedness and liens, and require that we maintain certain financial ratios, each as defined by the terms of the indentures, related supplemental indentures and other agreements.
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

•	cash needs related to our installment billing and device leasing programs;

•	availability under the Receivables Facility, which terminates in November 2018;

•
continued availability of our new secured term loan that matures in February 2024 and secured revolving bank credit facility, which expires in February 2021 for $6.0 billion less outstanding letters of credit;

•	remaining availability of approximately $1.2 billion of our secured equipment credit facilities for eligible capital expenditures, and any corresponding principal, interest, and fee payments;

•	raising additional funds from external sources;

•	the expected use of cash and cash equivalents in the near-term;

•
anticipated levels and timing of capital expenditures, including assumptions regarding lower unit costs, the capacity additions and upgrading of our networks and the deployment of new technologies in our networks, FCC license acquisitions, and purchases of leased devices from our indirect dealers;

•	any additional contributions we may make to our pension plan;

•	any scheduled principal payments on debt, secured equipment credit facilities and EDC, including approximately $21.8 billion coming due over the next five years;

•	estimated residual values of devices related to our device lease program; and

•	other future contractual obligations and general corporate expenditures.
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
The outlooks and credit ratings from Moody's Investor Service, Standard & Poor's Ratings Services, and Fitch Ratings for certain of Sprint Corporation's outstanding obligations were:

Rating
Rating Agency	Issuer Rating	Unsecured Notes	Guaranteed Notes	Bank Credit Facility	Outlook
Moody's	B2	B3	B1	Ba3	Stable
Standard and Poor's	B	B	B+	B+	Stable
Fitch	B+	B+	BB	BB	Stable

FUTURE CONTRACTUAL OBLIGATIONS
There have been no significant changes to our future contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended March 31, 2016. Below is a graph depicting our future principal maturities of debt as of December 31, 2016.* This table excludes (i) our unsecured revolving bank credit facility, which will expire in 2018 and has no outstanding balance, (ii) $274 million in letters of credit outstanding under the unsecured revolving bank credit facility, (iii) $480 million of capital lease and other obligations, and (iv) net premiums and debt financing costs.

Debt Maturities as of December 31, 2016 *
($ millions)
Existing $3.3B revolving bank credit facility expiration Feb. 2018
$5,000
$4,000
$3,000
$2,000
$1,000
$0
$2,129
$444
$530
$1,155
$5,022
$185
$2,722
$2,115
$4,043
$4,002
$4,045
$4,003
$2,492
$2,446
$3,714
$3,694
$2,480
$4,250
$4,000
$2,475
$2,000
FY '16
FY '17
FY '18
FY '19
FY '20
FY '21
FY '22
FY '23
FY '24
FY '28
FY '31
Sprint Notes & Credit Facilities
Financing Obligations
Clearwire Notes

OFF-BALANCE SHEET FINANCING
Sprint has a Receivables Facility providing for the sale of eligible wireless service, installment and certain future lease receivables, with a maximum funding limit of $4.3 billion and an expiration date of November 2018. In connection with the Receivables Facility, Sprint formed certain wholly-owned consolidated bankruptcy-remote SPEs. At Sprint's direction, the SPEs sell wireless service and installment receivables to unaffiliated third parties or to a bank agent. Sales of eligible receivables generally occur daily and are settled on a monthly basis. Sprint pays a fee for the drawn and undrawn portions of the Receivables Facility. The net amount drawn for wireless service and installment receivables was $1.8 billion as of December 31, 2016.
On February 3, 2017, the Company executed certain amendments to the Receivables Facility and obtained the right to repurchase, under certain conditions, the financial assets transferred to the conduits. As a result of adding the repurchase feature, Sprint gained effective control over the financial assets. Accordingly, all sales of wireless service and installment receivables to the conduits will be reflected as financings. All cash inflows and outflows under the Receivables Facility will be reported as financing activities on the consolidated statements of cash flows prospectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Sprint applies those accounting policies that management believes best reflect the underlying business and economic events, consistent with U.S. GAAP. Inherent in such policies are certain key assumptions and estimates made by management. Management regularly updates its estimates used in the preparation of the consolidated financial statements based on its latest assessment of the current and projected business and general economic environment. Additional information regarding the Company's Critical Accounting Policies and Estimates is included in Item 7. of the Company's Annual Report on Form 10-K for the year ended March 31, 2016.

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
In connection with the preparation of this Quarterly Report on Form 10-Q as of December 31, 2016, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2016 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure and in providing reasonable assurance that the information is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.
Internal controls over our financial reporting continue to be updated as necessary to accommodate modifications to our business processes and accounting procedures. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
In March 2009, a stockholder brought suit, Bennett v. Sprint Nextel Corp., in the U.S. District Court for the District of Kansas, alleging that Sprint Communications and three of its former officers violated Section 10(b) of the Exchange Act and Rule 10b-5 by failing adequately to disclose certain alleged operational difficulties subsequent to the Sprint-Nextel merger, and by purportedly issuing false and misleading statements regarding the write-down of goodwill. The district court granted final approval of a settlement in August 2015, which did not have a material impact to our financial statements. Five stockholder derivative suits related to this 2009 stockholder suit were filed against Sprint Communications and certain of its present and/or former officers and directors. The first, Murphy v. Forsee, was filed in state court in Kansas on April 8, 2009, was removed to federal court, and was stayed by the court pending resolution of the motion to dismiss the Bennett case; the second, Randolph v. Forsee, was filed on July 15, 2010 in state court in Kansas, was removed to federal court, and was remanded back to state court; the third, Ross-Williams v. Bennett, et al., was filed in state court in Kansas on February 1, 2011; the fourth, Price v. Forsee, et al., was filed in state court in Kansas on April 15, 2011; and the fifth, Hartleib v. Forsee, et al., was filed in federal court in Kansas on July 14, 2011. These cases were essentially stayed while the Bennett case was pending, and we have reached an agreement in principle to settle the matters, by agreeing to some governance provisions and by paying plaintiffs' attorneys fees in an immaterial amount. The court approved the settlement but reduced the amount of the plaintiffs' attorneys fees; the attorneys fees issue is on appeal.
Sprint Communications, Inc. is also a defendant in a complaint filed by stockholders of Clearwire Corporation asserting claims for breach of fiduciary duty by Sprint Communications, and related claims and otherwise challenging the Clearwire Acquisition. ACP Master, LTD, et al. v. Sprint Nextel Corp., et al., was filed April 26, 2013, in Chancery Court in Delaware. Plaintiffs in the ACP Master, LTD suit have also filed suit requesting an appraisal of the fair value of their Clearwire stock. Trial of those cases took place in October and November, 2016, and the parties are in the process of submitting their post-trial briefing. We do not expect the resolution of these matters to have a material adverse effect on our financial position or results of operations.
Various other suits, inquiries, proceedings and claims, either asserted or unasserted, including purported class actions typical for a large business enterprise and intellectual property matters, are possible or pending against us. If our interpretation of certain laws or regulations, including those related to various federal or state matters such as sales, use or property taxes, or other charges were found to be mistaken, it could result in payments by us. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved consistent with our beliefs, we expect that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on our financial position or results of operations. During the quarter ended December 31, 2016, there were no material developments in the status of these legal proceedings.

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
After the merger with SoftBank, SoftBank acquired control of Sprint. During the three-month period ended December 31, 2016, SoftBank, through one of its non-U.S. subsidiaries, provided roaming services in Iran through Telecommunications Services Company (MTN Irancell), which is or may be a government-controlled entity. During such period, SoftBank had no gross revenues from such services and no net profit was generated. This subsidiary also provided telecommunications services in the ordinary course of business to accounts affiliated with the Embassy of Iran in Japan. During the three-month period ended December 31, 2016, SoftBank estimates that gross revenues and net profit generated by such services were both under $500. Sprint was not involved in, and did not receive any revenue from, any of these activities. These activities have been conducted in accordance with applicable laws and regulations, and they are not sanctionable under U.S. or Japanese law. Accordingly, with respect to Telecommunications Services Company (MTN Irancell), the relevant SoftBank subsidiary intends to continue such activities. With respect to services provided to accounts affiliated with the Embassy of Iran in Japan, the relevant SoftBank subsidiary is obligated under contract to continue such services.
In addition, during the three-month period ended December 31, 2016, SoftBank, through one of its non-U.S. indirect subsidiaries, provided office supplies to the Embassy of Iran in Japan. SoftBank estimates that gross revenue and net profit generated by such services were under $1,700 and $350, respectively. Sprint was not involved in, and did not receive any revenue from any of these activities. Accordingly, the relevant SoftBank subsidiary intends to continue such activities.

Item 6.	Exhibits
The Exhibit Index attached to this Quarterly Report on Form 10-Q is hereby incorporated by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINT CORPORATION (Registrant)

By:	/s/ PAUL W. SCHIEBER, JR.
Paul W. Schieber, Jr. Vice President and Controller (Principal Accounting Officer)
Date: February 6, 2017

Exhibit Index

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

(3) Articles of Incorporation and Bylaws

3.1	Amended and Restated Certificate of Incorporation	8-K	001-04721	3.1	7/11/2013

3.2	Amended and Restated Bylaws	8-K	001-04721	3.2	8/7/2013

(4) Instruments Defining the Rights of Security Holders, including Indentures

4.1	Indenture, dated as of October 27, 2016, by and among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary	8-K	001-04721	4.1	11/2/2016
4.2	Series 2016-1 Supplement, dated as of October 27, 2016, among Sprint Spectrum Co LLC, Sprint Spectrum Co II LLC, Sprint Spectrum Co III LLC and Deutsche Bank Trust Company Americas, as trustee and securities intermediary	8-K	001-04721	4.2	11/2/2016
4.3	Form of the Series 2016-1 3.360% Senior Secured Notes, Class A-1 (included in Exhibit 4.2)	8-K	001-04721	4.3	11/2/2016
4.4
Tenth Supplemental Indenture, dated as of August 9, 2016, by and among Virgin Mobile USA - Evolution, Inc., as new guarantor, Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee
						*
4.5
Eleventh Supplemental Indenture, dated as of November 16, 2016, by and among Sprint Communications, Inc., The Bank of New York Mellon Trust Company, N.A., as trustee and certain subsidiaries of Sprint Corporation as new guarantors
						*

(10) Material Contracts

10.1	Sprint Corporation Amended and Restated 2015 Omnibus Incentive Plan					*
10.2	Employment Agreement, dated May 31, 2015, by and between Sprint Corporation and Kevin Crull	10-Q	001-04721	10.3	8/7/2015
10.3	Retention Award Letter for Roger Sole effective as of January 18, 2017					*
10.4	Guarantee and Collateral Agreement, dated October 27, 2016, among Deutsche Bank Trust Company Americas, Sprint Spectrum PledgeCo LLC, Sprint Spectrum PledgeCo II LLC, Sprint Spectrum PledgeCo III LLC, Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC.	8-K	001-04721	10.1	11/2/2016
10.5	Intra-Company Spectrum Lease Agreement, dated as of October 27, 2016, among Sprint Spectrum License Holder LLC, Sprint Spectrum License Holder II LLC and Sprint Spectrum License Holder III LLC, Sprint Communications, Inc., Sprint Intermediate Holdco LLC, Sprint Intermediate Holdco II LLC, Sprint Intermediate Holdco III LLC and the guarantors named therein	8-K	001-04721	10.2	11/2/2016

Exhibit No.	Exhibit Description	Form	Incorporated by Reference			Filed/Furnished Herewith
			SEC File No.	Exhibit	Filing Date

10.6
First Amendment to Second Amended and Restated Receivables Purchase Agreement, dated as of November 18, 2016, by and among Sprint Spectrum L.P., as initial servicer, the Sellers party thereto, the various Conduit Purchasers, Committed Purchasers and Purchaser Agents party thereto, Mizuho Bank, Ltd., as Collateral Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as SCC Administrative Agent, and SMBC Nikko Securities America, Inc. as Lease Administrative Agent
*
10.7
Amended and Restated First Step Transfer Agreement (Tranche 2), dated as of December 8, 2016, by and among Sprint Spectrum L.P., the Originators from time to time party thereto, and the Lessees from time to time party thereto
*
10.8
Amended and Restated Second Step Transfer Agreement (Tranche 2), dated as of December 8, 2016, by and among Mobile Leasing Solutions, LLC acting for itself and on behalf of Series 2 thereof and the Lessees from time to time party thereto
*
10.9
Amended and Restated Master Lease Agreement (Tranche 2), dated as of December 8, 2016, by and among Sprint Spectrum L.P., the Lessees from time to time party thereto, Mizuho Bank, Ltd., and Mobile Leasing Solutions, LLC acting for itself and on behalf of Series 2 thereof
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